Form 10-Q
period 2014-06-30
REGIONS FINANCIAL CORP
filed 2014-08-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,378,506,865 shares of common stock, par value $.01, outstanding as of August 1, 2014.

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

•	Any adverse change to our ability to collect interchange fees in a profitable manner, whether such change is the result of regulation, litigation, legislation, or other governmental action.

•	Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Any inaccurate or incomplete information provided to us by our customers or counterparties.

•	Inability of our framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers.

•	The inability of our internal disclosure controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts.

•	The effects of geopolitical instability, including wars, conflicts and terrorist attacks.

•	The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes and environmental damage.

•	Our ability to keep pace with technological changes.

•	Our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	Possible downgrades in our credit ratings or outlook.

•	The effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally.

•	The effects of the failure of any component of our business infrastructure which is provided by a third party.

•	Our ability to receive dividends from our subsidiaries.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(In millions, except share data)
Assets
Cash and due from banks	$2,094	$1,661
Interest-bearing deposits in other banks	2,705	3,612
Federal funds sold and securities purchased under agreements to resell	20	—
Trading account securities	100	111
Securities held to maturity (estimated fair value of $2,292 and $2,307, respectively)	2,275	2,353
Securities available for sale	21,963	21,485
Loans held for sale (includes $488 and $429 measured at fair value, respectively)	514	1,055
Loans, net of unearned income	76,513	74,609
Allowance for loan losses	(1,229)	(1,341)
Net loans	75,284	73,268
Other interest-earning assets	65	86
Premises and equipment, net	2,194	2,216
Interest receivable	308	313
Goodwill	4,816	4,816
Residential mortgage servicing rights at fair value	276	297
Other identifiable intangible assets	281	295
Other assets	5,824	5,828
Total assets	$118,719	$117,396
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$31,277	$30,083
Interest-bearing	62,545	62,370
Total deposits	93,822	92,453
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,818	2,182
Long-term borrowings	3,824	4,830
Total borrowed funds	5,642	7,012
Other liabilities	2,226	2,163
Total liabilities	101,690	101,628
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 and 500,000 shares, respectively	920	450
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,419,534,377 and 1,419,006,360 shares, respectively	14	14
Additional paid-in capital	19,121	19,216
Retained earnings (deficit)	(1,597)	(2,216)
Treasury stock, at cost—41,264,271 and 41,285,676 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(52)	(319)
Total stockholders’ equity	17,029	15,768
Total liabilities and stockholders’ equity	$118,719	$117,396

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions, except per share data)
Interest income on:
Loans, including fees	$737	$746	$1,469	$1,489
Securities - taxable	156	152	310	308
Loans held for sale	4	8	12	17
Trading account securities	—	—	2	1
Other interest-earning assets	2	1	4	3
Total interest income	899	907	1,797	1,818
Interest expense on:
Deposits	25	33	52	75
Short-term borrowings	1	1	1	1
Long-term borrowings	51	65	106	136
Total interest expense	77	99	159	212
Net interest income	822	808	1,638	1,606
Provision for loan losses	35	31	37	41
Net interest income after provision for loan losses	787	777	1,601	1,565
Non-interest income:
Service charges on deposit accounts	174	175	347	359
Card and ATM fees	84	81	163	157
Mortgage income	43	69	83	141
Securities gains (losses), net	6	8	8	23
Other	150	164	294	318
Total non-interest income	457	497	895	998
Non-interest expense:
Salaries and employee benefits	443	452	898	899
Net occupancy expense	90	92	183	182
Furniture and equipment expense	70	69	140	138
Other	217	271	416	507
Total non-interest expense	820	884	1,637	1,726
Income from continuing operations before income taxes	424	390	859	837
Income tax expense	125	122	253	236
Income from continuing operations	299	268	606	601
Discontinued operations:
Income (loss) from discontinued operations before income taxes	2	(2)	21	2
Income tax expense (benefit)	1	(1)	8	1
Income (loss) from discontinued operations, net of tax	1	(1)	13	1
Net income	$300	$267	$619	$602
Net income from continuing operations available to common shareholders	$291	$260	$590	$585
Net income available to common shareholders	$292	$259	$603	$586
Weighted-average number of shares outstanding:
Basic	1,378	1,401	1,378	1,407
Diluted	1,390	1,418	1,390	1,421
Earnings per common share from continuing operations:
Basic	$0.21	$0.19	$0.43	$0.42
Diluted	0.21	0.18	0.42	0.41
Earnings per common share:
Basic	$0.21	$0.18	$0.44	$0.42
Diluted	0.21	0.18	0.43	0.41
Cash dividends declared per common share	0.05	0.03	0.08	0.04

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30
	2014	2013
	(In millions)
Net income	$300	$267
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and ($43) tax effect, respectively)	—	(68)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2) and zero tax effect, respectively)	(2)	—
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	(68)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $91 and ($215) tax effect, respectively)	151	(353)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and $3 tax effect, respectively)	4	5
Net change in unrealized gains (losses) on securities available for sale, net of tax	147	(358)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $26 and ($25) tax effect, respectively)	41	(39)
Less: reclassification adjustments for gains (losses) realized in net income (net of $11 and $6 tax effect, respectively)	18	11
Net change in unrealized gains (losses) on derivative instruments, net of tax	23	(50)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $2 and zero tax effect, respectively)	1	(1)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of ($2) and ($6) tax effect, respectively)	(4)	(11)
Net change from defined benefit pension plans, net of tax	5	10
Other comprehensive income (loss), net of tax	177	(466)
Comprehensive income (loss)	$477	$(199)

	Six Months Ended June 30
	2014	2013
	(In millions)
Net income	$619	$602
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and ($43) tax effect, respectively)	—	(68)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($3) and zero tax effect, respectively)	(4)	—
Net change in unrealized losses on securities transferred to held to maturity, net of tax	4	(68)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $140 and ($258) tax effect, respectively)	230	(421)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $3 and $8 tax effect, respectively)	5	15
Net change in unrealized gains (losses) on securities available for sale, net of tax	225	(436)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $40 and ($24) tax effect, respectively)	64	(38)
Less: reclassification adjustments for gains (losses) realized in net income (net of $22 and $12 tax effect, respectively)	35	20
Net change in unrealized gains (losses) on derivative instruments, net of tax	29	(58)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $2 and zero tax effect, respectively)	1	(2)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of ($4) and $(12) tax effect, respectively)	(8)	(21)
Net change from defined benefit pension plans, net of tax	9	19
Other comprehensive income (loss), net of tax	267	(543)
Comprehensive income (loss)	$886	$59
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2013	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	602	—	—	602
Unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	(68)	(68)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(436)	(436)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(58)	(58)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	19	19
Cash dividends declared—$0.04 per share	—	—	—	—	(56)	—	—	—	(56)
Preferred stock dividends	—	(16)	—	—	—	—	—	—	(16)
Common stock transactions:
Impact of share repurchase	—	—	(18)	—	(173)	—	—	—	(173)
Impact of stock transactions under compensation plans, net	—	—	—	(1)	17	—	—	—	16
BALANCE AT JUNE 30, 2013	1	$466	1,395	$14	$19,440	$(2,736)	$(1,377)	$(478)	$15,329

BALANCE AT JANUARY 1, 2014	1	$450	1,378	$14	$19,216	$(2,216)	$(1,377)	$(319)	$15,768
Net income	—	—	—	—	—	619	—	—	619
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	225	225
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	29	29
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	9	9
Cash dividends declared—$0.08 per share	—	—	—	—	(111)	—	—	—	(111)
Preferred stock dividends	—	(16)	—	—	—	—	—	—	(16)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series B, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	486	—	—	—	—	—	—	486
Common stock transactions:
Impact of share repurchase	—	—	(1)	—	(8)	—	—	—	(8)
Impact of stock transactions under compensation plans, net	—	—	1	—	24	—	—	—	24
BALANCE AT JUNE 30, 2014	1	$920	1,378	$14	$19,121	$(1,597)	$(1,377)	$(52)	$17,029

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2014	2013
	(In millions)
Operating activities:
Net income	$619	$602
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	37	41
Depreciation, amortization and accretion, net	248	342
Provision for losses on other real estate, net	8	10
Securities (gains) losses, net	(8)	(23)
Deferred income tax expense	167	216
Originations and purchases of loans held for sale	(1,204)	(2,423)
Proceeds from sales of loans held for sale	1,201	3,027
Gain on TDRs held for sale, net	(35)	—
(Gain) loss on sale of loans, net	(20)	(77)
(Gain) loss on early extinguishment of debt	—	56
Net change in operating assets and liabilities:
Trading account securities	11	14
Other interest-earning assets	21	765
Interest receivable	5	18
Other assets	(367)	343
Other liabilities	60	(720)
Other	—	(24)
Net cash from operating activities	743	2,167
Investing activities:
Proceeds from maturities of securities held to maturity	79	3
Proceeds from sales of securities available for sale	1,004	1,372
Proceeds from maturities of securities available for sale	1,481	3,377
Purchases of securities available for sale	(2,452)	(4,654)
Proceeds from sales of loans	635	107
Purchases of loans	(518)	(456)
Purchases of servicing rights	—	(28)
Net change in loans	(1,686)	(1,115)
Net purchases of premises and equipment	(95)	(71)
Net cash from investing activities	(1,552)	(1,465)
Financing activities:
Net change in deposits	1,369	(3,020)
Net change in short-term borrowings	(364)	2,303
Proceeds from long-term borrowings	—	750
Payments on long-term borrowings	(1,001)	(1,698)
Cash dividends on common stock	(111)	(56)
Cash dividends on preferred stock	(16)	(16)
Repurchase of common stock	(8)	(173)
Net proceeds from issuance of preferred stock	486	—
Other	—	(1)
Net cash from financing activities	355	(1,911)
Net change in cash and cash equivalents	(454)	(1,209)
Cash and cash equivalents at beginning of year	5,273	5,489
Cash and cash equivalents at end of period	$4,819	$4,280

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2014 and 2013
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

The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses	$(3)	$1	$(22)	$(4)
Other	1	1	1	2
Total non-interest expense	(2)	2	(21)	(2)
Income (loss) from discontinued operations before income taxes	2	(2)	21	2
Income tax expense (benefit)	1	(1)	8	1
Income (loss) from discontinued operations, net of tax	$1	$(1)	$13	$1
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$(0.00)	$0.01	$0.00
Diluted	$0.00	$(0.00)	$0.01	$0.00

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	June 30, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(14)	336	7	—	343
Mortgage-backed securities:
Residential agency	1,798	—	(76)	1,722	18	(3)	1,737
Commercial agency	223	—	(7)	216	—	(5)	211
	$2,372	$—	$(97)	$2,275	$25	$(8)	$2,292

Securities available for sale:
U.S. Treasury securities	$56	$1	$—	$57			$57
Federal agency securities	76	—	—	76			76
Obligations of states and political subdivisions	4	—	—	4			4
Mortgage-backed securities:
Residential agency	15,763	302	(48)	16,017			16,017
Residential non-agency	8	1	—	9			9
Commercial agency	1,427	15	(6)	1,436			1,436
Commercial non-agency	1,318	16	(11)	1,323			1,323
Corporate and other debt securities	2,366	62	(17)	2,411			2,411
Equity securities	619	11	—	630			630
	$21,637	$408	$(82)	$21,963			$21,963
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

	June 30, 2014	December 31, 2013
	(In millions)
Federal Reserve Bank	$477	$472
Federal Home Loan Bank	16	67
Securities with carrying values of $12.7 billion and $12.5 billion at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	1	1
Due after five years through ten years	350	343
Mortgage-backed securities:
Residential agency	1,798	1,737
Commercial agency	223	211
	$2,372	$2,292
Securities available for sale:
Due in one year or less	$65	$65
Due after one year through five years	938	961
Due after five years through ten years	1,111	1,117
Due after ten years	388	405
Mortgage-backed securities:
Residential agency	15,763	16,017
Residential non-agency	8	9
Commercial agency	1,427	1,436
Commercial non-agency	1,318	1,323
Equity securities	619	630
	$21,637	$21,963
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at June 30, 2014 and December 31, 2013. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	June 30, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$—	$—	$343	$(7)	$343	$(7)
Mortgage-backed securities:
Residential agency	190	(9)	1,544	(52)	1,734	(61)
Commercial agency	—	—	211	(12)	211	(12)
	$190	$(9)	$2,098	$(71)	$2,288	$(80)

Securities available for sale:
U.S. Treasury securities	$9	$—	$4	$—	$13	$—
Federal agency securities	—	—	8	—	8	—
Mortgage-backed securities:
Residential agency	1,217	(7)	2,622	(41)	3,839	(48)
Commercial agency	181	—	326	(6)	507	(6)
Commercial non-agency	18	—	646	(11)	664	(11)
All other securities	107	(1)	593	(16)	700	(17)
	$1,532	$(8)	$4,199	$(74)	$5,731	$(82)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$190	$(9)	$142	$(8)	$332	$(17)
Mortgage-backed securities:
Residential agency	1,236	(77)	521	(41)	1,757	(118)
Commercial agency	212	(15)	—	—	212	(15)
	$1,638	$(101)	$663	$(49)	$2,301	$(150)

Securities available for sale:
U.S. Treasury securities	$15	$—	$1	$—	$16	$—
Federal agency securities	3	—	9	—	12	—
Mortgage-backed securities:
Residential agency	6,153	(161)	270	(9)	6,423	(170)
Commercial agency	610	(17)	—	—	610	(17)
Commercial non-agency	711	(30)	62	(3)	773	(33)
All other securities	1,422	(58)	209	(13)	1,631	(71)
	$8,914	$(266)	$551	$(25)	$9,465	$(291)
The number of individual securities in an unrealized loss position in the tables above decreased from 1,052 at December 31, 2013 to 615 at June 30, 2014. The decrease in the number of securities and the total amount of unrealized losses from year-end 2013 was primarily due to changes in interest rates. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Except as described below, management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. Other than the securities described below, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
During the second quarter of 2014, the Company made the decision to sell certain other securities available for sale. At June 30, 2014, approximately $328 million of these securities remained on the Company's balance sheet. As the Company intends to sell these securities, each security reflecting an unrealized loss was considered to have an other-than-temporary impairment. The table below reflects total other-than-temporary impairment losses recorded during the second quarter of 2014.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary impairment losses are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Gross realized gains	$13	$29	$16	$45
Gross realized losses	(5)	(21)	(6)	(22)
Other-than-temporary-impairment ("OTTI")	(2)	—	(2)	—
Securities gains, net	$6	$8	$8	$23

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2014	December 31, 2013
	(In millions, net of unearned income)
Commercial and industrial	$31,354	$29,413
Commercial real estate mortgage—owner-occupied	9,024	9,495
Commercial real estate construction—owner-occupied	366	310
Total commercial	40,744	39,218
Commercial investor real estate mortgage	5,193	5,318
Commercial investor real estate construction	1,780	1,432
Total investor real estate	6,973	6,750
Residential first mortgage	12,187	12,163
Home equity	11,064	11,294
Indirect	3,422	3,075
Consumer credit card	945	948
Other consumer	1,178	1,161
Total consumer	28,796	28,641
	$76,513	$74,609
During the three months ended June 30, 2014 and 2013, Regions purchased approximately $272 million and $236 million, respectively, in indirect loans from a third party. During the six months ended June 30, 2014 and 2013, the comparable loan purchase amounts were approximately $518 million and $456 million, respectively.
At June 30, 2014, $13.3 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At June 30, 2014, an additional $29.6 billion of loans held by Regions were pledged to the Federal Reserve Bank.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2013, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2014 and 2013. The total allowance for loan losses and the related loan portfolio ending balances as of June 30, 2014 and 2013 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to the second quarter of 2013, only impaired loans with the amount of impairment measured at a note-level (i.e. non-accrual commercial and investor real-estate loans greater than or equal to $2.5 million) were reported as individually evaluated in the tables below. In the second quarter of 2013, Regions revised its presentation to also reflect all troubled debt restructurings ("TDRs") as individually evaluated for impairment. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans included the remainder of the portfolio.
Beginning in the third quarter of 2013, Regions revised its estimation process for non-accrual commercial and investor real-estate loans less than $2.5 million to utilize the same discounted cash flow analysis used for accruing and non-accruing TDRs less than $2.5 million described in Note 1 “Summary of Significant Accounting Policies” to the Annual Report on Form 10-K for the year ended December 31, 2013. This change in the estimation process did not have a material impact to the overall level of the allowance for loan losses or the provision for loan losses. As a result, the June 30, 2014 allowance for loan losses and the loan portfolio ending balances for loans individually evaluated for impairment reflect this revision in the tables below.

	Three Months Ended June 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2014	$692	$208	$361	$1,261
Provision (credit) for loan losses	39	(18)	14	35
Loan losses:
Charge-offs	(40)	(7)	(63)	(110)
Recoveries	14	7	22	43
Net loan losses	(26)	—	(41)	(67)
Allowance for loan losses, June 30, 2014	705	190	334	1,229
Reserve for unfunded credit commitments, April 1, 2014	$63	$11	$4	$78
Provision (credit) for unfunded credit losses	11	1	(1)	11
Reserve for unfunded credit commitments, June 30, 2014	74	12	3	89
Allowance for credit losses, June 30, 2014	$779	$202	$337	$1,318

	Three Months Ended June 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2013	$782	$424	$543	$1,749
Provision (credit) for loan losses	40	(68)	59	31
Loan losses:
Charge-offs	(77)	(23)	(90)	(190)
Recoveries	19	9	18	46
Net loan losses	(58)	(14)	(72)	(144)
Allowance for loan losses, June 30, 2013	764	342	530	1,636
Reserve for unfunded credit commitments, April 1, 2013	$74	$10	$4	$88
Provision (credit) for unfunded credit losses	(14)	(1)	—	(15)
Reserve for unfunded credit commitments, June 30, 2013	60	9	4	73
Allowance for credit losses, June 30, 2013	$824	$351	$534	$1,709

	Six Months Ended June 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	44	(45)	38	37
Loan losses:
Charge-offs	(81)	(16)	(137)	(234)
Recoveries	31	15	39	85
Net loan losses	(50)	(1)	(98)	(149)
Allowance for loan losses, June 30, 2014	705	190	334	1,229
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	11	—	—	11
Reserve for unfunded credit commitments, June 30, 2014	74	12	3	89
Allowance for credit losses, June 30, 2014	$779	$202	$337	$1,318
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$212	$92	$82	$386
Collectively evaluated for impairment	493	98	252	843
Total allowance for loan losses	$705	$190	$334	$1,229
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$846	$523	$858	$2,227
Collectively evaluated for impairment	39,898	6,450	27,938	74,286
Total loans evaluated for impairment	$40,744	$6,973	$28,796	$76,513

	Six Months Ended June 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	57	(99)	83	41
Loan losses:
Charge-offs	(176)	(46)	(192)	(414)
Recoveries	36	18	36	90
Net loan losses	(140)	(28)	(156)	(324)
Allowance for loan losses, June 30, 2013	764	342	530	1,636
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Provision (credit) for unfunded credit losses	(9)	(1)	—	(10)
Reserve for unfunded credit commitments, June 30, 2013	60	9	4	73
Allowance for credit losses, June 30, 2013	$824	$351	$534	$1,709
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$157	$154	$175	$486
Collectively evaluated for impairment	607	188	355	1,150
Total allowance for loan losses	$764	$342	$530	$1,636
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,000	$1,044	$1,608	$3,652
Collectively evaluated for impairment	38,030	5,970	27,338	71,338
Total loans evaluated for impairment	$39,030	$7,014	$28,946	$74,990

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
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, these loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Loans in this portfolio segment are particularly sensitive to valuation of real estate.
Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Consumer credit card includes Regions branded consumer credit card accounts. Other consumer loans include direct consumer installment loans and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2014 and December 31, 2013. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$30,043	$717	$394	$200	$31,354
Commercial real estate mortgage—owner-occupied	8,053	288	389	294	9,024
Commercial real estate construction—owner-occupied	349	5	4	8	366
Total commercial	$38,445	$1,010	$787	$502	$40,744
Commercial investor real estate mortgage	$4,534	$257	$244	$158	$5,193
Commercial investor real estate construction	1,687	60	24	9	1,780
Total investor real estate	$6,221	$317	$268	$167	$6,973

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,068	$119	$12,187
Home equity			10,953	111	11,064
Indirect			3,422	—	3,422
Consumer credit card			945	—	945
Other consumer			1,178	—	1,178
Total consumer			$28,566	$230	$28,796
					$76,513

	December 31, 2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28,282	$395	$479	$257	$29,413
Commercial real estate mortgage—owner-occupied	8,593	191	408	303	9,495
Commercial real estate construction—owner-occupied	264	25	4	17	310
Total commercial	$37,139	$611	$891	$577	$39,218
Commercial investor real estate mortgage	$4,479	$269	$332	$238	$5,318
Commercial investor real estate construction	1,335	47	40	10	1,432
Total investor real estate	$5,814	$316	$372	$248	$6,750

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,017	$146	$12,163
Home equity			11,183	111	11,294
Indirect			3,075	—	3,075
Consumer credit card			948	—	948
Other consumer			1,161	—	1,161
Total consumer			$28,384	$257	$28,641
					$74,609

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$19	$16	$9	$44	$31,154	$200	$31,354
Commercial real estate mortgage—owner-occupied	37	19	5	61	8,730	294	9,024
Commercial real estate construction—owner-occupied	1	—	—	1	358	8	366
Total commercial	57	35	14	106	40,242	502	40,744
Commercial investor real estate mortgage	41	20	17	78	5,035	158	5,193
Commercial investor real estate construction	—	—	—	—	1,771	9	1,780
Total investor real estate	41	20	17	78	6,806	167	6,973
Residential first mortgage	110	62	224	396	12,068	119	12,187
Home equity	75	36	65	176	10,953	111	11,064
Indirect	36	9	5	50	3,422	—	3,422
Consumer credit card	7	4	11	22	945	—	945
Other consumer	14	4	3	21	1,178	—	1,178
Total consumer	242	115	308	665	28,566	230	28,796
	$340	$170	$339	$849	$75,614	$899	$76,513

	December 31, 2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$29	$14	$6	$49	$29,156	$257	$29,413
Commercial real estate mortgage—owner-occupied	30	26	6	62	9,192	303	9,495
Commercial real estate construction—owner-occupied	—	—	—	—	293	17	310
Total commercial	59	40	12	111	38,641	577	39,218
Commercial investor real estate mortgage	29	6	6	41	5,080	238	5,318
Commercial investor real estate construction	4	1	—	5	1,422	10	1,432
Total investor real estate	33	7	6	46	6,502	248	6,750
Residential first mortgage	130	74	248	452	12,017	146	12,163
Home equity	95	51	75	221	11,183	111	11,294
Indirect	39	11	5	55	3,075	—	3,075
Consumer credit card	8	5	12	25	948	—	948
Other consumer	14	5	4	23	1,161	—	1,161
Total consumer	286	146	344	776	28,384	257	28,641
	$378	$193	$362	$933	$73,527	$1,082	$74,609

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of June 30, 2014 and December 31, 2013. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans (including those less than $2.5 million), excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$230	$42	$188	$28	$160	$65	46.3%
Commercial real estate mortgage—owner-occupied	331	37	294	50	244	94	39.6
Commercial real estate construction—owner-occupied	9	1	8	—	8	4	55.6
Total commercial	570	80	490	78	412	163	42.6
Commercial investor real estate mortgage	221	63	158	7	151	46	49.3
Commercial investor real estate construction	10	1	9	4	5	2	30.0
Total investor real estate	231	64	167	11	156	48	48.5
Residential first mortgage	97	32	65	—	65	9	42.3
Home equity	17	—	17	—	17	1	5.9
Total consumer	114	32	82	—	82	10	36.8
	$915	$176	$739	$89	$650	$221	43.3%

	Accruing Impaired Loans As of June 30, 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$141	$2	$139	$21	16.3%
Commercial real estate mortgage—owner-occupied	200	8	192	27	17.5
Commercial real estate construction—owner-occupied	25	—	25	1	4.0
Total commercial	366	10	356	49	16.1
Commercial investor real estate mortgage	314	9	305	38	15.0
Commercial investor real estate construction	51	—	51	6	11.8
Total investor real estate	365	9	356	44	14.5
Residential first mortgage	395	8	387	54	15.7
Home equity	365	—	365	18	4.9
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	21	—	21	—	—
Total consumer	784	8	776	72	10.2
	$1,515	$27	$1,488	$165	12.7%

	Total Impaired Loans As of June 30, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$371	$44	$327	$28	$299	$86	34.9%
Commercial real estate mortgage—owner-occupied	531	45	486	50	436	121	31.3
Commercial real estate construction—owner-occupied	34	1	33	—	33	5	17.6
Total commercial	936	90	846	78	768	212	32.2
Commercial investor real estate mortgage	535	72	463	7	456	84	29.2
Commercial investor real estate construction	61	1	60	4	56	8	14.8
Total investor real estate	596	73	523	11	512	92	27.7
Residential first mortgage	492	40	452	—	452	63	20.9
Home equity	382	—	382	—	382	19	5.0
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	21	—	21	—	21	—	—
Total consumer	898	40	858	—	858	82	13.6
	$2,430	$203	$2,227	$89	$2,138	$386	24.2%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$280	$48	$232	$45	$187	$72	42.9%
Commercial real estate mortgage—owner-occupied	343	40	303	54	249	92	38.5
Commercial real estate construction—owner-occupied	17	—	17	—	17	8	47.1
Total commercial	640	88	552	99	453	172	40.6
Commercial investor real estate mortgage	306	68	238	17	221	68	44.4
Commercial investor real estate construction	15	5	10	—	10	3	53.3
Total investor real estate	321	73	248	17	231	71	44.9
Residential first mortgage	112	37	75	—	75	12	43.8
Home equity	17	—	17	—	17	1	5.9
Total consumer	129	37	92	—	92	13	38.8
	$1,090	$198	$892	$116	$776	$256	41.7%

	Accruing Impaired Loans As of December 31, 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$245	$2	$243	$34	14.7%
Commercial real estate mortgage—owner-occupied	209	7	202	23	14.4
Commercial real estate construction—owner-occupied	25	—	25	1	4.0
Total commercial	479	9	470	58	14.0
Commercial investor real estate mortgage	435	11	424	39	11.5
Commercial investor real estate construction	89	—	89	8	9.0
Total investor real estate	524	11	513	47	11.1
Residential first mortgage	397	8	389	60	17.1
Home equity	373	—	373	24	6.4
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	26	—	26	1	3.8
Total consumer	799	8	791	85	11.6
	$1,802	$28	$1,774	$190	12.1%

	Total Impaired Loans As of December 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$525	$50	$475	$45	$430	$106	29.7%
Commercial real estate mortgage—owner-occupied	552	47	505	54	451	115	29.3
Commercial real estate construction—owner-occupied	42	—	42	—	42	9	21.4
Total commercial	1,119	97	1,022	99	923	230	29.2
Commercial investor real estate mortgage	741	79	662	17	645	107	25.1
Commercial investor real estate construction	104	5	99	—	99	11	15.4
Total investor real estate	845	84	761	17	744	118	23.9
Residential first mortgage	509	45	464	—	464	72	23.0
Home equity	390	—	390	—	390	25	6.4
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	26	—	26	—	26	1	3.8
Total consumer	928	45	883	—	883	98	15.4
	$2,892	$226	$2,666	$116	$2,550	$446	23.2%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2014 and 2013. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$382	$2	$631	$3	$424	$5	$655	$7
Commercial real estate mortgage—owner-occupied	499	3	609	2	505	7	622	5
Commercial real estate construction—owner-occupied	38	—	42	1	40	—	37	1
Total commercial	919	5	1,282	6	969	12	1,314	13
Commercial investor real estate mortgage	529	6	1,084	8	575	14	1,137	17
Commercial investor real estate construction	74	1	120	2	80	2	127	3
Total investor real estate	603	7	1,204	10	655	16	1,264	20
Residential first mortgage	454	3	1,177	9	456	7	1,183	19
Home equity	383	5	408	5	385	10	415	11
Indirect	1	—	1	—	1	—	2	—
Consumer credit card	2	—	1	—	2	—	1	—
Other consumer	22	1	34	1	23	1	35	1
Total consumer	862	9	1,621	15	867	18	1,636	31
Total impaired loans	$2,384	$21	$4,107	$31	$2,491	$46	$4,214	$64

In addition to the impaired loans detailed in the tables above, there were approximately $20 million in non-performing loans classified as held for sale at June 30, 2014, compared to $82 million at December 31, 2013. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the three months ended June 30, 2014 and 2013, approximately $18 million and $38 million, respectively, in non-performing loans were transferred to held for sale; these amounts are net of charge-offs of $7 million and $23 million, respectively, recorded upon transfer. During the six months ended June 30, 2014 and 2013, approximately $33 million and $69 million, respectively, in non-performing loans were transferred to held for sale; these amounts are net of charge-offs of $15 million and $41 million, respectively, recorded upon transfer. At June 30, 2014 and December 31, 2013, non-accrual loans including loans held for sale totaled $919 million and $1.2 billion, respectively.
TROUBLED DEBT RESTRUCTURINGS
The majority of Regions’ commercial and investor real estate TDRs are the result of renewals of classified loans at an interest rate that is not considered to be a market rate. Consumer TDRs primarily involve an interest rate concession and not a forgiveness of principal. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level, as a result of the loans being considered impaired due to their status as TDRs. Regions most often does not record a charge-off at the modification date.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At June 30, 2014, approximately $78 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At June 30, 2014, approximately $9 million in home equity first lien TDRs were in excess of 180 days past due and approximately $5 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $209 million and $439 million for the six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	58	$70	$2
Commercial real estate mortgage—owner-occupied	72	77	2
Commercial real estate construction—owner-occupied	2	2	—
Total commercial	132	149	4
Commercial investor real estate mortgage	52	101	4
Commercial investor real estate construction	13	8	—
Total investor real estate	65	109	4
Residential first mortgage	139	21	3
Home equity	185	10	—
Consumer credit card	32	—	—
Indirect and other consumer	66	1	—
Total consumer	422	32	3
	619	$290	$11

	Three Months Ended June 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	112	$155	$—
Commercial real estate mortgage—owner-occupied	103	74	1
Commercial real estate construction—owner-occupied	2	1	1
Total commercial	217	230	2
Commercial investor real estate mortgage	112	191	—
Commercial investor real estate construction	21	16	2
Total investor real estate	133	207	2
Residential first mortgage	339	63	7
Home equity	121	9	1
Consumer credit card	41	1	—
Indirect and other consumer	78	1	—
Total consumer	579	74	8
	929	$511	$12

	Six Months Ended June 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	149	$164	$2
Commercial real estate mortgage—owner-occupied	157	147	3
Commercial real estate construction—owner-occupied	3	3	—
Total commercial	309	314	5
Commercial investor real estate mortgage	150	208	4
Commercial investor real estate construction	28	15	—
Total investor real estate	178	223	4
Residential first mortgage	264	45	7
Home equity	339	20	—
Consumer credit card	64	—	—
Indirect and other consumer	117	2	—
Total consumer	784	67	7
	1,271	$604	$16

	Six Months Ended June 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	226	$310	$1
Commercial real estate mortgage—owner-occupied	179	173	2
Commercial real estate construction—owner-occupied	3	27	1
Total commercial	408	510	4
Commercial investor real estate mortgage	223	396	1
Commercial investor real estate construction	43	52	2
Total investor real estate	266	448	3
Residential first mortgage	672	122	14
Home equity	279	19	2
Consumer credit card	145	2	—
Indirect and other consumer	158	2	—
Total consumer	1,254	145	16
	1,928	$1,103	$23

Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the three and six months ended June 30, 2014 and 2013, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$4	$16	$46	$28
Commercial real estate mortgage—owner-occupied	4	14	7	23
Total commercial	8	30	53	51
Commercial investor real estate mortgage	2	15	4	55
Commercial investor real estate construction	—	4	1	5
Total investor real estate	2	19	5	60
Residential first mortgage	3	11	12	29
Home equity	1	1	2	3
Total consumer	4	12	14	32
	$14	$61	$72	$143
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At June 30, 2014, approximately $68 million of commercial and investor real estate loans modified in a TDR during the three months ended June 30, 2014 were on non-accrual status. Less than $1 million of this amount was 90 days past due.
At June 30, 2014, Regions had restructured binding unfunded commitments totaling $213 million where a concession was granted and the borrower was in financial difficulty.

NOTE 5. SERVICING OF FINANCIAL ASSETS
RESIDENTIAL MORTGAGE BANKING ACTIVITIES
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
The table below presents an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Carrying value, beginning of period	$288	$236	$297	$191
Additions	7	15	15	59
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(13)	35	(25)	45
Economic amortization associated with borrower repayments	(6)	(10)	(11)	(19)
Carrying value, end of period	$276	$276	$276	$276
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	June 30
	2014	2013
	(Dollars in millions)
Unpaid principal balance	$27,261	$28,452
Weighted-average prepayment speed (CPR; percentage)	10.4%	9.4%
Estimated impact on fair value of a 10% increase	$(14)	$(12)
Estimated impact on fair value of a 20% increase	$(27)	$(22)
Option-adjusted spread (basis points)	888	1,033
Estimated impact on fair value of a 10% increase	$(9)	$(10)
Estimated impact on fair value of a 20% increase	$(18)	$(20)
Weighted-average coupon interest rate	4.5%	4.6%
Weighted-average remaining maturity (months)	278	278
Weighted-average servicing fee (basis points)	27.8	27.7
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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Servicing related fees and other ancillary income	$22	$23	$43	$42
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

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Beginning balance	$39	$40	$39	$40
Additions (reductions), net	(2)	7	1	16
Losses	(3)	(7)	(6)	(16)
Ending balance	$34	$40	$34	$40
For the periods presented, settled repurchase claims were related to one or more of the following alleged breaches: 1) eligibility or guideline violations; 2) missing or incorrect documents per investor guidelines; or 3) misrepresentation or fraud by the borrower. These claims stem primarily from loans originated in the 2006—2008 time period.
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS") lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial mortgage servicing rights and $15 million in intangible assets associated with the DUS license purchased.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment is presented as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Business Services	$2,552	$2,552
Consumer Services	1,797	1,797
Wealth Management	467	467
	$4,816	$4,816
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

During the second quarter of 2014, Regions assessed events and circumstances for all three reporting units as of June 30, 2014 and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Results of the 2013 annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying values as of June 30, 2014. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2014 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of June 30, 2014:

	As of June 30, 2014
	Issuance Date	Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	$500	$434	6.375%
Series B	4/29/2014	9/15/2024	500	486	6.375%	(1)
			$1,000	$920
_________
(1) Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month LIBOR plus 3.536%.
For each preferred stock issuance listed above, Regions issued depositary shares, each representing a 1/40th ownership interest in a share of the Company's preferred stock, with a liquidation preference of $1,000.00 per share of preferred stock (equivalent to $25.00 per depositary share). Dividends on the preferred stock, if declared, accrue and are payable quarterly in arrears. The preferred stock has no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, within 90 days following a regulatory capital treatment event for the Series A preferred stock or at any time following a regulatory capital treatment event for the Series B preferred stock.
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during each of the first and second quarters of both 2014 and 2013. Because the Company was in a retained deficit position, the preferred dividends were recorded as a reduction of preferred stock, including related surplus. There were no cash dividends on Series B Preferred Stock during the second quarter of 2014 because the initial quarterly dividend was declared on July 17, 2014.
COMMON STOCK
On March 19, 2013, Regions' Board of Directors authorized a $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. During the first quarter of 2014, Regions repurchased approximately 1 million shares of common stock under this plan at a total cost of approximately $8 million. As of March 31, 2014, Regions had repurchased approximately 37 million shares of common stock at a total cost of approximately $347 million. The total cost paid to repurchase common shares under this plan includes the full amount paid as part of a contractual repurchase agreement. All common shares repurchased under this plan were immediately retired and therefore are not included in treasury stock. On April 1, 2014, the remaining approximately $3 million available under this plan expired.
During the first quarter of 2014, Regions received no objection to its 2014 capital plan from the Federal Reserve that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 24, 2014, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.05 per share effective with the quarterly dividend to be paid in July 2014. The Board also authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There have been no shares repurchased under this plan through the issuance of this report.
The Board of Directors declared a $0.05 per share cash dividend on common stock for the second quarter of 2014, and a $0.03 per share cash dividend for the first quarter of 2014, totaling $0.08 per share cash dividend for the first six months of 2014. The Board of Directors declared a $0.03 per share cash dividend on common stock for the second quarter of 2013 and a $0.01 per share cash dividend for the first quarter of 2013, totaling $0.04 per share cash dividend for the first six months of 2013.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables:

	Three Months Ended June 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(62)	$56	$21	$(244)	$(229)
Net change	2	147	23	5	177
End of period	$(60)	$203	$44	$(239)	$(52)

	Three Months Ended June 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$—	$358	$85	$(455)	$(12)
Net change	(68)	(358)	(50)	10	(466)
End of period	$(68)	$—	$35	$(445)	$(478)

	Six Months Ended June 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(64)	$(22)	$15	$(248)	$(319)
Net change	4	225	29	9	267
End of period	$(60)	$203	$44	$(239)	$(52)

	Six Months Ended June 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$—	$436	$93	$(464)	$65
Net change	(68)	(436)	(58)	19	(543)
End of period	$(68)	$—	$35	$(445)	$(478)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(4)	$—	Net interest income
	2	—	Tax (expense) or benefit
	$(2)	$—	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$6	$8	Securities gains, net
	(2)	(3)	Tax (expense) or benefit
	$4	$5	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$29	$17	Net interest income
	(11)	(6)	Tax (expense) or benefit
	$18	$11	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$(1)	$—	(2)
Actuarial gains/(losses)	(5)	(17)	(2)
	(6)	(17)	Total before tax
	2	6	Tax (expense) or benefit
	$(4)	$(11)	Net of tax

Total reclassifications for the period	$16	$5	Net of tax

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(7)	$—	Net interest income
	3	—	Tax (expense) or benefit
	$(4)	$—	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$8	$23	Securities gains, net
	(3)	(8)	Tax (expense) or benefit
	$5	$15	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$57	$32	Net interest income
	(22)	(12)	Tax (expense) or benefit
	$35	$20	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$(1)	$—	(2)
Actuarial gains/(losses)	(11)	(33)	(2)
	(12)	(33)	Total before tax
	4	12	Tax (expense) or benefit
	$(8)	$(21)	Net of tax

Total reclassifications for the period	$28	$14	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$299	$268	$606	$601
Preferred stock dividends	(8)	(8)	(16)	(16)
Income from continuing operations available to common shareholders	291	260	590	585
Income (loss) from discontinued operations, net of tax	1	(1)	13	1
Net income available to common shareholders	$292	$259	$603	$586
Denominator:
Weighted-average common shares outstanding—basic	1,378	1,401	1,378	1,407
Potential common shares	12	17	12	14
Weighted-average common shares outstanding—diluted	1,390	1,418	1,390	1,421
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.21	$0.19	$0.43	$0.42
Diluted	0.21	0.18	0.42	0.41
Earnings (loss) per common share from discontinued operations(1):
Basic	0.00	(0.00)	0.01	0.00
Diluted	0.00	(0.00)	0.01	0.00
Earnings per common share(1):
Basic	0.21	0.18	0.44	0.42
Diluted	0.21	0.18	0.43	0.41
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three months ended June 30, 2013 due to a net loss.
The effect from the assumed exercise of 23 million and 24 million stock options for the three and six months ended June 30, 2014, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 24 million and 25 million stock options for the three and six months ended June 30, 2013, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board of Directors, and are paid upon vesting of the award. Upon adoption of the 2010 LTIP, Regions closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 41 million at June 30, 2014.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Six Months Ended June 30
	2014		2013
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	32,127,235	$22.81	38,258,204	$23.09
Granted	—	—	—	—
Exercised	(1,852,880)	4.11	(222,872)	6.69
Canceled/Forfeited	(4,386,408)	30.48	(3,603,567)	25.82
Outstanding at end of period	25,887,947	$22.85	34,431,765	$22.91
Exercisable at end of period	25,843,106	$22.87	33,916,703	$23.16
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During the first six months of 2014 and 2013, Regions made restricted stock grants that vest upon service conditions and restricted stock unit and performance stock unit grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Six Months Ended June 30
	2014		2013
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,212,198	$6.83	11,945,179	$6.15
Granted	5,345,093	11.22	6,327,865	8.04
Vested	(2,471,617)	6.83	(1,409,037)	6.83
Forfeited	(178,505)	7.42	(315,627)	6.12
Non-vested at end of period	18,907,169	$8.06	16,548,380	$6.82

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

Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended June 30
	2014	2013	2014	2013	2014	2013
	(In millions)
Service cost	$8	$9	$1	$1	$9	$10
Interest cost	22	21	2	1	24	22
Expected return on plan assets	(35)	(33)	—	—	(35)	(33)
Amortization of actuarial loss	5	16	—	1	5	17
Amortization of prior service cost	—	—	1	—	1	—
Settlement charge	—	—	3	—	3	—
Net periodic pension cost	$—	$13	$7	$3	$7	$16

	Qualified Plan		Non-qualified Plans		Total
	Six Months Ended June 30
	2014	2013	2014	2013	2014	2013
	(In millions)
Service cost	$16	$19	$2	$2	$18	$21
Interest cost	44	42	3	2	47	44
Expected return on plan assets	(69)	(66)	—	—	(69)	(66)
Amortization of actuarial loss	10	32	1	1	11	33
Amortization of prior service cost	—	—	1	—	1	—
Settlement charge	—	—	3	—	3	—
Net periodic pension cost	$1	$27	$10	$5	$11	$32

The settlement charge during the second quarter 2014 relates to the settlement of liabilities under the SERP for certain executive officers.
Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Regions made no contribution to the plan during the first six months of 2014.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six month periods ended June 30, 2014 or 2013.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,185	$20	$25	$4,241	$70	$29
Derivatives in cash flow hedging relationships:
Interest rate swaps	5,800	31	35	5,800	5	80
Total derivatives designated as hedging instruments	$8,985	$51	$60	$10,041	$75	$109
Derivatives not designated as hedging instruments:
Interest rate swaps	$46,953	$1,035	$1,085	$46,591	$1,078	$1,142
Interest rate options	2,982	14	2	2,865	9	4
Interest rate futures and forward commitments	6,160	2	10	13,357	9	2
Other contracts	2,464	70	66	2,535	48	44
Total derivatives not designated as hedging instruments	$58,559	$1,121	$1,163	$65,348	$1,144	$1,192
Total derivatives	$67,544	$1,172	$1,223	$75,389	$1,219	$1,301
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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

Regions recognized an unrealized after-tax gain of $48 million and $77 million in accumulated other comprehensive income (loss) at June 30, 2014 and 2013, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $13 million and $12 million during the three months ended June 30, 2014 and 2013, respectively, and pre-tax income of $24 million during both of the six months ended June 30, 2014 and 2013, related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $111 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $48 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of June 30, 2014.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended June 30			Three Months Ended June 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$6	$13	Interest expense	$6	$2
Debt/CDs	(6)	(51)	Other non-interest expense	8	43
Securities available for sale	(4)	(1)	Interest expense	—	—
Securities available for sale	(14)	14	Other non-interest expense	13	(14)
Total	$(18)	$(25)		$27	$31

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended June 30			Three Months Ended June 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$22	$(53)	Interest income on loans	$31	$21
Forward starting swaps	1	3	Interest expense on debt	(2)	(4)
Total	$23	$(50)		$29	$17

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Six Months Ended June 30			Six Months Ended June 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$15	$36	Interest expense	$8	$5
Debt/CDs	(14)	(72)	Other non-interest expense	17	64
Securities available for sale	(8)	(1)	Interest expense	—	—
Securities available for sale	(32)	14	Other non-interest expense	27	(15)
Total	$(39)	$(23)		$52	$54

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Six Months Ended June 30			Six Months Ended June 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$26	$(63)	Interest income on loans	$62	$40
Forward starting swaps	3	5	Interest expense on debt	(5)	(8)
Total	$29	$(58)		$57	$32
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2014 and December 31, 2013, Regions had $373 million and $267 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At June 30, 2014 and December 31, 2013, Regions had $787 million and $636 million, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its mortgage servicing rights. As of June 30, 2014 and December 31, 2013, the total notional amount related to these contracts was $4.1 billion and $3.4 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$3	$5	$5	$12
Interest rate options	—	—	—	2
Interest rate futures and forward commitments	(1)	1	(1)	1
Other contracts	4	5	6	9
Total capital markets fee income and other	6	11	10	24
Mortgage income:
Interest rate swaps	10	(22)	18	(27)
Interest rate options	3	(15)	6	(19)
Interest rate futures and forward commitments	(4)	35	(8)	31
Total mortgage income	9	(2)	16	(15)
	$15	$9	$26	$9
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at June 30, 2014 and December 31, 2013, totaled approximately $474 million and $453 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
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
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2014 was approximately $55 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2014 and 2013 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2014 and December 31, 2013, was $347 million and $364 million, respectively, for which Regions had posted collateral of $399 million and $409 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of June 30, 2014 and December 31, 2013.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Gross amounts subject to offsetting	$1,106	$1,165	$1,172	$1,257
Gross amounts not subject to offsetting	66	54	51	44
Gross amounts recognized	1,172	1,219	1,223	1,301
Gross amounts offset in the consolidated balance sheets(1)	689	774	1,157	1,233
Net amounts presented in the consolidated balance sheets	483	445	66	68
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	9	10	5	—
Cash collateral received/posted	—	—	18	24
Net amounts	$474	$435	$43	$44
________

(1)
At June 30, 2014, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $15 million and cash collateral posted of $484 million. At December 31, 2013, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $42 million and cash collateral posted of $501 million.

Gross amounts not subject to offsetting consist primarily of derivatives cleared through central clearing houses and interest rate lock commitments to originate mortgage loans. Regions does not have legal assurance that the clearing house contracts are master netting agreements, and therefore has not offset them on its balance sheet.
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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the six month periods ended June 30, 2014 and 2013. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$100	$—	$—	$100	$111	$—	$—	$111
Securities available for sale:
U.S. Treasury securities	$57	$—	$—	$57	$56	$—	$—	$56
Federal agency securities	—	76	—	76	—	89	—	89
Obligations of states and political subdivisions	—	4	—	4	—	5	—	5
Mortgage-backed securities (MBS):
Residential agency	—	16,017	—	16,017	—	15,677	—	15,677
Residential non-agency	—	—	9	9	—	—	9	9
Commercial agency	—	1,436	—	1,436	—	935	—	935
Commercial non-agency	—	1,323	—	1,323	—	1,211	—	1,211
Corporate and other debt securities	—	2,409	2	2,411	—	2,825	2	2,827
Equity securities(1)	137	—	—	137	137	—	—	137
Total securities available for sale	$194	$21,265	$11	$21,470	$193	$20,742	$11	$20,946
Mortgage loans held for sale	$—	$488	$—	$488	$—	$429	$—	$429
Mortgage servicing rights	$—	$—	$276	$276	$—	$—	$297	$297
Derivative assets:
Interest rate swaps	$—	$1,086	$—	$1,086	$—	$1,153	$—	$1,153
Interest rate options	—	2	12	14	—	4	5	9
Interest rate futures and forward commitments	—	2	—	2	—	9	—	9
Other contracts	—	70	—	70	—	48	—	48
Total derivative assets	$—	$1,160	$12	$1,172	$—	$1,214	$5	$1,219
Derivative liabilities:
Interest rate swaps	$—	$1,145	$—	$1,145	$—	$1,251	$—	$1,251
Interest rate options	—	2	—	2	—	4	—	4
Interest rate futures and forward commitments	—	10	—	10	—	2	—	2
Other contracts	—	66	—	66	—	44	—	44
Total derivative liabilities	$—	$1,223	$—	$1,223	$—	$1,301	$—	$1,301
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$18	$18	$—	$—	$596	$596
Foreclosed property and other real estate	—	45	21	66	—	49	18	67
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $477 million and $16 million at June 30, 2014 and $472 million and $67 million at December 31, 2013, respectively.
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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at June 30, 2014 and 2013 are not material.

	Three Months Ended June 30, 2014
		Total Realized / Unrealized Gains or Losses
	Opening Balance April 1, 2014	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2014
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	3	—		—	—	—	—	(1)	—	—	2
Total securities available for sale	$12	—		—	—	—	—	(1)	—	—	$11
Mortgage servicing rights	$288	(19)	(1)	—	7	—	—	—	—	—	$276
Total interest rate options derivatives, net	$8	29	(1)	—	—	—	—	(25)	—	—	$12

	Three Months Ended June 30, 2013

	Opening Balance April 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$12	—		—	—	—	—	(1)	—	—	$11
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$14	—		—	—	—	—	(1)	—	—	$13
Mortgage servicing rights	$236	25	(1)	—	15	—	—	—	—	—	$276
Total interest rate options derivatives, net	$18	8	(1)	—	—	—	—	(24)	—	—	$2

	Six Months Ended June 30, 2014
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2014	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2014
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	3	—	—	(3)	—	—	2
Total securities available for sale	$11	—		—	3	—	—	(3)	—	—	$11
Mortgage servicing rights	$297	(36)	(1)	—	15	—	—	—	—	—	$276
Total interest rate options derivatives, net	$5	50	(1)	—	—	—	—	(43)	—	—	$12

	Six Months Ended June 30, 2013

	Opening Balance January 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(2)	—	—	$11
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(2)	—	—	$13
Mortgage servicing rights	$191	26	(1)	—	59	—	—	—	—	—	$276
Total interest rate options derivatives, net	$22	41	(1)	—	—	—	—	(61)	—	—	$2
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Loans held for sale	$(8)	$(23)	$(23)	$(42)
Foreclosed property and other real estate	(7)	(8)	(14)	(19)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2014 and December 31, 2013. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at June 30, 2014 and December 31, 2013 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	June 30, 2014
	Level 3 Estimated Fair Value at June 30, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (13.0%)
			Weighted-average prepayment speed (CPR; percentage)	8.4% - 14.5% (12.8%)
			Probability of default	1.4%
			Loss severity	37.7%
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.6% - 100.0% (99.9%)
			Comparability adjustments	.38%
Mortgage servicing rights(1)	$276	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	8.7% - 25.5% (10.4%)
			Option-adjusted spread (percentage)	8.4% - 17.5% (8.9%)
Derivative assets:
Interest rate options	$12	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	8.7% - 25.5% (10.4%)
			Option-adjusted spread (percentage)	8.4% - 17.5% (8.9%)
			Pull-through	9.7% - 99.4% (84.0%)
Nonrecurring fair value measurements:
Loans held for sale	$18
Commercial and investor real estate loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sale of similar loans
			Appraisal comparability adjustment (discount)	0.0% - 100.0% (48.5%)
Foreclosed property and other real estate	$21	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	30.0% - 100.0% (41.9%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

	December 31, 2013
	Level 3 Estimated Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (14.9%)
			Weighted-average prepayment speed (CPR; percentage)	8.6% - 13.1% (10.0%)
			Probability of default	1.3%
			Loss severity	38.4%
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.0% - 100.0% (99.6%)
			Comparability adjustments	0.96%
Mortgage servicing rights(1)	$297	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
Derivative assets:
Interest rate options	$5	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
			Pull-through	10.8% - 99.7% (32.2%)
Nonrecurring fair value measurements:
Loans held for sale	$61
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
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2014			December 31, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$488	$466	$22	$429	$424	$5
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2014 and 2013, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In millions)
Net gains (losses) resulting from changes in fair value	$11	$(44)	$17	$(62)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2014 are as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,819	$4,819	$4,819	$—	$—
Trading account securities	100	100	100	—	—
Securities held to maturity	2,275	2,292	1	2,291	—
Securities available for sale	21,963	21,963	194	21,758	11
Loans held for sale	514	514	—	488	26
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	73,507	68,250	—	—	68,250
Other interest-earning assets	65	65	—	65	—
Derivative assets	1,172	1,172	—	1,160	12
Financial liabilities:
Derivative liabilities	1,223	1,223	—	1,223	—
Deposits	93,822	93,812	—	93,812	—
Short-term borrowings	1,818	1,818	—	1,818	—
Long-term borrowings	3,824	4,212	—	3,857	355
Loan commitments and letters of credit	126	593	—	—	593
Indemnification obligation	224	216	—	—	216

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2014 was $5.3 billion or 7.2 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at June 30, 2014.

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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2014
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$457	$455	$43	$(133)	$822	$—	$822
Provision (credit) for loan losses	26	41	—	(32)	35	—	35
Non-interest income	107	249	92	9	457	—	457
Non-interest expense	259	450	105	6	820	(2)	818
Income (loss) before income taxes	279	213	30	(98)	424	2	426
Income tax expense (benefit)	106	81	12	(74)	125	1	126
Net income (loss)	$173	$132	$18	$(24)	$299	$1	$300
Average assets	$53,658	$28,465	$2,971	$32,902	$117,996	$—	$117,996

	Three Months Ended June 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$464	$462	$44	$(162)	$808	$—	$808
Provision (credit) for loan losses	70	69	5	(113)	31	—	31
Non-interest income	116	273	92	16	497	—	497
Non-interest expense	217	473	111	83	884	2	886
Income (loss) before income taxes	293	193	20	(116)	390	(2)	388
Income tax expense (benefit)	111	73	8	(70)	122	(1)	121
Net income (loss)	$182	$120	$12	$(46)	$268	$(1)	$267
Average assets	$47,462	$28,850	$3,047	$38,889	$118,248	$—	$118,248

	Six Months Ended June 30, 2014
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$909	$906	$85	$(262)	$1,638	$—	$1,638
Provision (credit) for loan losses	52	96	1	(112)	37	—	37
Non-interest income	218	489	183	5	895	—	895
Non-interest expense	522	881	210	24	1,637	(21)	1,616
Income (loss) before income taxes	553	418	57	(169)	859	21	880
Income tax expense (benefit)	210	159	22	(138)	253	8	261
Net income (loss)	$343	$259	$35	$(31)	$606	$13	$619
Average assets	$53,139	$28,602	$2,965	$33,206	$117,912	$—	$117,912

	Six Months Ended June 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$923	$923	$90	$(330)	$1,606	$—	$1,606
Provision (credit) for loan losses	165	147	12	(283)	41	—	41
Non-interest income	230	552	178	38	998	—	998
Non-interest expense	466	946	215	99	1,726	(2)	1,724
Income (loss) before income taxes	522	382	41	(108)	837	2	839
Income tax expense (benefit)	198	145	16	(123)	236	1	237
Net income	$324	$237	$25	$15	$601	$1	$602
Average assets	$47,308	$29,029	$3,057	$39,289	$118,683	$—	$118,683
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2014	December 31, 2013
	(In millions)
Unused commitments to extend credit	$41,721	$41,885
Standby letters of credit	1,670	1,629
Commercial letters of credit	58	36
Liabilities associated with standby letters of credit	36	37
Assets associated with standby letters of credit	35	38
Reserve for unfunded credit commitments	89	78
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
LEGAL CONTINGENCIES
Regions, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Regions and certain Related Persons. Regions and its subsidiaries are subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel. Regions establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. Some of Regions' exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies however, Regions does not take into account the availability of insurance coverage. To the extent that Regions has an insurance recovery, the proceeds are recorded in the period the recovery is received.
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $224 million and an estimated fair value of approximately $216 million as of June 30, 2014 (see Note 12).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $180 million as of June 30, 2014, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. As available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
Assessments of litigation and claims exposure are difficult because they involve inherently unpredictable factors including, but not limited to, the following: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known if a class will be certified or how a potential class, if certified, will be defined. As a result, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below, and the aggregated estimated amount provided above may not include an estimate for every matter disclosed below.
Beginning in December 2007, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These cases have been consolidated into class-actions and stockholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. Settlement discussions are ongoing in certain cases, and the U.S. District Court for the Western District of Tennessee has granted final approval of a settlement in the closed-end Funds class-action and shareholder derivative case as well as preliminary approval of a settlement in a consolidated class action under the Employment Retirement Income Security Act. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions (the "2010 Claim"). The 2010 Claim alleges violations of the federal securities laws, including allegations that materially false and misleading statements were included in filings made with the Securities and Exchange Commission ("SEC"). The plaintiffs have requested equitable relief and unspecified monetary damages. In June 2011, the trial court denied Regions’ motion to dismiss the 2010 Claim. In June 2012, the trial court granted class certification. The Eleventh Circuit Court of Appeals is reviewing the trial court’s grant of class-action certification. The case is now stayed pending that review.
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs have filed an appeal. This matter is subject to the indemnification agreement with Raymond James.

The SEC and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for January 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. Certification of the class action is currently before the District Court for the Eastern District of Missouri with a trial date set for September 2014. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which are pending in various stages. These matters are subject to the indemnification agreement with Raymond James.
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies and the conduct of persons with whom Regions does business. Additional inquiries will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries, including those described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
On June 19, 2014, Regions entered into a deferred prosecution agreement with the SEC and on June 25, 2014, Regions Bank entered into a consent order and assessment of civil money penalty with the Board of Governors of the Federal Reserve System and the Alabama State Banking Department. These agreements resolve previously disclosed regulatory inquiries involving the accounting for certain problem loans at the end of the first quarter of 2009. As part of the terms of the agreements, Regions Bank paid a $51 million civil money penalty. As previously disclosed, Regions established a reserve in the fourth quarter of 2013 sufficient to cover this matter. The Board of Directors has concluded its investigations regarding these inquiries.
In 2013, Regions received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development as part of an industry-wide investigation regarding loan origination and servicing practices. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. The Company cannot predict the ultimate outcome of the investigation concerning Regions' practices, however it is possible that this investigation could result in Regions' payment of a monetary penalty which may adversely affect results of operations. Regions is cooperating with this inquiry.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of June 30, 2014, the carrying value of the indemnification obligation was approximately $224 million.

VISA INDEMNIFICATION
As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).
A portion of Visa's proceeds from its initial public offering ("IPO") was escrowed to fund the covered litigation. During the first quarter of 2013, Visa made a settlement payment related to the covered litigation which reduced Regions' share of the escrow account to approximately zero at March 31, 2013. Regions made a corresponding adjustment to reduce its liability to approximately zero at March 31, 2013. The balances related to the escrow and the corresponding liability remain approximately zero as of June 30, 2014. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account via reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.
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
In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards ("IFRS"). The standard’s core principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application for fiscal years and interim periods within those years beginning after December 15, 2016. Early application is not permitted. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.
In June 2014, the FASB issued new accounting guidance that requires two accounting changes related to the transfer and servicing of repurchase agreements and similar transactions. First, the amendments in the update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in the update also require certain disclosures for transfers of financial assets and repurchase agreements. The accounting changes are effective for fiscal years and interim periods within those years beginning after December 15, 2014. The changes should be applied as a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption. The disclosure of certain transactions accounted for as a sale is required to be presented for fiscal years and interim periods within those years beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowing is required to be presented for fiscal years beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Early application is not permitted. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.
In June 2014, the FASB issued new accounting guidance that requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. An entity should apply existing guidance that relates to awards with performance conditions that affect vesting to account for such awards. The guidance may be applied prospectively or retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. This guidance will not have a material impact upon adoption as Regions has no share-based grants with performance targets that could be achieved after the requisite service period.
Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the first quarter of 2014 is included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or “the Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2013, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of June 30, 2014 compared to December 31, 2013.
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
Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2014, Regions operated 1,673 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three reportable business segments: Business Services, Consumer Services, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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
SECOND QUARTER OVERVIEW
Regions reported net income available to common shareholders of $292 million, or $0.21 per diluted share, in the second quarter of 2014 compared to net income available to common shareholders of $259 million, or $0.18 per diluted share, in the second quarter of 2013. Increased net interest income and lower non-interest expenses were offset by lower non-interest income compared to the prior year period.

For the second quarter of 2014, net interest income (taxable-equivalent basis) from continuing operations totaled $837 million compared to $821 million in the second quarter of 2013. The net interest margin (taxable-equivalent basis) was 3.24 percent for the second quarter of 2014 and 3.16 percent in the second quarter of 2013. The increase in net interest income was driven by an increase in loan balances and a decline in interest-bearing liabilities and total funding costs and was partially offset by a decline in loan yields. These factors drove both the $16 million increase in net interest income (taxable-equivalent basis), and the 8 basis point improvement in net interest margin. Total deposit costs were 11 basis points for the second quarter of 2014, as compared to 15 basis points for the second quarter of 2013. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 31 basis points for the second quarter of 2014, as compared to 40 basis points for the second quarter of 2013.
The provision for loan losses totaled $35 million in the second quarter of 2014 compared to $31 million during the second quarter of 2013. Credit metrics, including net charge-offs and non-accrual loan balances, showed continued improving trends through the first six months of 2014 compared to 2013.
Net charge-offs totaled $67 million, or an annualized 0.35 percent of average loans, in the second quarter of 2014, compared to $144 million, or an annualized 0.77 percent for the second quarter of 2013. Net charge-offs were lower across most major loan categories when comparing the second quarter of 2014 period to the prior year period.
The allowance for loan losses at June 30, 2014 was 1.61 percent of total loans, net of unearned income, compared to 1.80 percent at December 31, 2013. Total non-performing assets were $1.0 billion at June 30, 2014, compared to $1.3 billion at December 31, 2013.
Non-interest income from continuing operations for the second quarter of 2014 was $457 million, compared to $497 million for the second quarter of 2013. The decline from the prior year was driven primarily by a $26 million decrease in mortgage income.
Total non-interest expense from continuing operations was $820 million in the second quarter of 2014, a $64 million decrease from the second quarter of 2013, driven primarily by decreased deposit administration fees and a $56 million loss on early extinguishment of debt in the second quarter of 2013. These decreases were offset by an increase in the provision for unfunded credit losses.
In the fourth quarter of 2013, Regions recorded a non-tax deductible regulatory charge of $58 million related to previously disclosed inquiries from government authorities. These matters were settled in the second quarter of 2014 for $7 million less than originally estimated.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

TOTAL ASSETS
Regions’ total assets at June 30, 2014 were $118.7 billion, compared to $117.4 billion at December 31, 2013. The increase in total assets from year-end 2013 resulted primarily from a $1.9 billion increase in loans, offset by a $541 million decrease in loans held for sale as a result of the sale of certain primarily accruing residential first mortgage loans classified as troubled debt restructurings ("TDRs"). See the "Loans Held For Sale" section for further information.
SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	June 30, 2014	December 31, 2013
	(In millions)
U.S. Treasury securities	$58	$57
Federal agency securities	412	425
Obligations of states and political subdivisions	4	5
Mortgage-backed securities:
Residential agency	17,739	17,474
Residential non-agency	9	9
Commercial agency	1,652	1,154
Commercial non-agency	1,323	1,211
Corporate and other debt securities	2,411	2,827
Equity securities	630	676
	$24,238	$23,838

Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at June 30, 2014 increased $400 million from year-end 2013 primarily due to market rate improvements in the fair value of the available for sale securities portfolio.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $514 million at June 30, 2014, consisting of $494 million of residential real estate mortgage loans and $20 million of non-performing investor real estate loans. At December 31, 2013, loans held for sale totaled $1.1 billion, consisting primarily of $963 million of residential real estate mortgage loans, including $535 million of certain primarily accruing residential first mortgage loans classified as TDRs that were transferred to loans held for sale in the fourth quarter of 2013, and $82 million of non-performing investor real estate loans. Substantially all of the TDR loans held for sale were sold in the first quarter of 2014. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at June 30, 2014. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2014	December 31, 2013
	(In millions, net of unearned income)
Commercial and industrial	$31,354	$29,413
Commercial real estate mortgage—owner-occupied	9,024	9,495
Commercial real estate construction—owner-occupied	366	310
Total commercial	40,744	39,218
Commercial investor real estate mortgage	5,193	5,318
Commercial investor real estate construction	1,780	1,432
Total investor real estate	6,973	6,750
Residential first mortgage	12,187	12,163
Home equity	11,064	11,294
Indirect	3,422	3,075
Consumer credit card	945	948
Other consumer	1,178	1,161
Total consumer	28,796	28,641
	$76,513	$74,609
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes in Table 2 and explain changes in balances from the 2013 year-end. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At June 30, 2014, commercial loans represented 53 percent of total loans, net of unearned income, investor real estate loans represented 9 percent, residential first mortgage loans totaled 16 percent, home equity lending totaled 15 percent, indirect loans equaled 4 percent, other consumer loans totaled 2 percent and consumer credit card loans made up the remaining 1 percent of loans. Following is a discussion of risk characteristics of each loan type.
Loans, net of unearned income, totaled $76.5 billion at June 30, 2014, an increase of approximately $1.9 billion from year-end 2013 levels. Continued growth in commercial and industrial and indirect auto loan portfolios, along with increases in commercial investor real construction loans, more than offset declines in commercial real estate mortgage and home equity lending during the first six months of 2014.

Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased $1.9 billion or 7 percent since year-end due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $471 million or 5 percent from year-end 2013 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During the first half of 2014, total commercial loan balances increased approximately $1.5 billion, or 4 percent.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $223 million from 2013 year-end balances.
Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $24 million increase from year-end 2013, as prepayments have slowed. Approximately $172 million of these 10 and 15-year fixed rate loans were retained on the balance sheet through the first six months of 2014.
Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network. During the first half of 2014, home equity balances decreased $230 million to $11.1 billion, driven by continued consumer deleveraging and refinancing.
Indirect—Indirect lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $347 million from year-end 2013, reflecting continued growing demand for automobile loans. Regions increased the average number of loans per dealer by 18 percent during the second quarter of 2014 compared to the fourth quarter of 2013. Regions expects to continue to increase pull-through rates for existing dealers and further expand the dealer network.
Consumer Credit Card—Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $3 million to $945 million during the first half of 2014.
Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans totaled $1.2 billion at June 30, 2014, an increase of $17 million from prior year-end.
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
Commercial
The commercial portfolio segment generated the majority of the Company's loan growth in the first six months of 2014, particularly commercial and industrial loans. Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as disclosed in "Table 11—Selected Industry Balances" in the Annual Report on Form 10-K for the year ended December 31, 2013. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. At June 30, 2014 and December 31, 2013, no single industry exceeded 15 percent of the total commercial portfolio balance.
Home Equity
The home equity portfolio totaled $11.1 billion at June 30, 2014 as compared to $11.3 billion at December 31, 2013. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future maturities of the Company's home equity lines of credit as of June 30, 2014.
Table 3—Home Equity Lines of Credit - Future Maturities

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2014	$14	0.16%	$114	1.29%	$128
2015	24	0.27	171	1.95	195
2016	30	0.34	40	0.45	70
2017	6	0.06	12	0.14	18
2018	18	0.20	26	0.30	44
2019-2023	1,244	14.12	1,106	12.55	2,350
2024-2028	2,770	31.43	3,111	35.30	5,881
Thereafter	72	0.82	55	0.62	127
Total	$4,178	47.40%	$4,635	52.60%	$8,813
Of the $11.1 billion home equity portfolio at June 30, 2014, approximately $8.8 billion were home equity lines of credit and $2.3 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit had a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of June 30, 2014, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $8.8 billion of home equity lines of credit as of June 30, 2014, approximately 91 percent require monthly interest-only payments while the remaining approximately 9 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of June 30, 2014, approximately 71 percent of borrowers were paying more than the minimum amount due on the home equity line. In addition, approximately 58 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of June 30, 2014, approximately $282 million of the home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 23 percent of the entire second lien home equity portfolio as of June 30, 2014. Regions believes that the results related to the non-Regions-serviced first liens would not be significantly different than that of the portfolio which Regions services.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances decreased from 6 percent to 5 percent in the residential first mortgage portfolio and from 13 percent to 9 percent in the home equity portfolio when comparing December 31, 2013 to June 30, 2014, respectively.
Table 4—Estimated Current Loan to Value Ranges

	June 30, 2014			December 31, 2013
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$553	$251	$769	$733	$416	$1,034
80% - 100%	1,902	602	1,210	2,050	737	1,294
Below 80%	9,264	5,018	2,626	8,899	4,646	2,501
Data not available	468	197	391	481	199	467
	$12,187	$6,068	$4,996	$12,163	$5,998	$5,296

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 7 percent of the combined portfolios for both June 30, 2014 and December 31, 2013.
Table 5—Estimated Current FICO Score Ranges

	June 30, 2014
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$857	$364	$365	$342	$48	$85
620 - 680	1,031	559	528	493	139	132
681-720	1,409	751	649	540	219	167
Above 720	8,035	4,163	3,301	1,864	538	461
Data not available	855	231	153	183	1	333
	$12,187	$6,068	$4,996	$3,422	$945	$1,178

	December 31, 2013
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$886	$324	$322	$312	$38	$87
620 - 680	1,022	533	527	470	130	142
681-720	1,341	725	672	511	216	177
Above 720	8,091	4,052	3,491	1,599	563	425
Data not available	823	364	284	183	1	330
	$12,163	$5,998	$5,296	$3,075	$948	$1,161

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
The allowance for loan losses totaled $1.2 billion at June 30, 2014 compared to $1.3 billion at December 31, 2013. The allowance for loan losses as a percentage of net loans was 1.61 percent at June 30, 2014 and 1.80 percent at December 31, 2013. The reserve for unfunded credit commitments was $89 million at June 30, 2014 and $78 million at December 31, 2013. Net charge-offs as a percentage of average loans (annualized) were 0.40 percent and 0.88 percent in the first six months of 2014 and 2013, respectively. Net charge-offs were lower across most categories, period over period. The provision for loan losses totaled $35 million in the second quarter of 2014 compared to $31 million during the second quarter of 2013. The provision for loan losses totaled $37 million for the six months ended June 30, 2014 compared to $41 million for the first six months of 2013. Net charge-offs exceeded the provision for loan losses for the second quarters and first half of 2014 and 2013, primarily resulting from continued improving credit metrics such as lower levels of non-accrual and criticized and classified loans, as well as problem loan resolutions.
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

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Six Months Ended June 30
	2014	2013
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,341	$1,919
Loans charged-off:
Commercial and industrial	49	111
Commercial real estate mortgage—owner-occupied	31	64
Commercial real estate construction—owner-occupied	1	1
Commercial investor real estate mortgage	15	45
Commercial investor real estate construction	1	1
Residential first mortgage	21	43
Home equity	49	84
Indirect	17	15
Consumer credit card	19	22
Other consumer	31	28
	234	414
Recoveries of loans previously charged-off:
Commercial and industrial	24	23
Commercial real estate mortgage—owner-occupied	7	11
Commercial real estate construction—owner-occupied	—	2
Commercial investor real estate mortgage	12	15
Commercial investor real estate construction	3	3
Residential first mortgage	5	3
Home equity	17	18
Indirect	6	5
Consumer credit card	3	2
Other consumer	8	8
	85	90
Net charge-offs:
Commercial and industrial	25	88
Commercial real estate mortgage—owner-occupied	24	53
Commercial real estate construction—owner-occupied	1	(1)
Commercial investor real estate mortgage	3	30
Commercial investor real estate construction	(2)	(2)
Residential first mortgage	16	40
Home equity	32	66
Indirect	11	10
Consumer credit card	16	20
Other consumer	23	20
	149	324
Provision for loan losses	37	41
Allowance for loan losses at June 30	$1,229	$1,636
Reserve for unfunded credit commitments at beginning of year	$78	$83
Provision (credit) for unfunded credit losses	11	(10)
Reserve for unfunded credit commitments at June 30	$89	$73
Allowance for credit losses at June 30	$1,318	$1,709
Loans, net of unearned income, outstanding at end of period	$76,513	$74,990
Average loans, net of unearned income, outstanding for the period	$75,768	$74,236
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.61%	2.18%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.37x	1.09x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.40%	0.88%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Residential first mortgage, home equity, indirect, consumer credit card and other consumer TDRs are consumer loans modified under the Customer Assistance Program ("CAP"). Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. More detailed information is included in Note 4 "Loans and the Allowance For Credit Losses" to the consolidated financial statements. The following table summarizes TDRs for the periods presented:
Table 7—Troubled Debt Restructurings

	June 30, 2014		December 31, 2013
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$355	$49	$468	$58
Investor real estate	355	45	511	46
Residential first mortgage	322	45	307	48
Home equity	356	17	361	23
Indirect	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	21	—	26	—
	1,412	156	1,676	175
Non-accrual status or 90 days past due and still accruing:
Commercial	146	47	156	48
Investor real estate	96	25	157	41
Residential first mortgage	130	18	156	24
Home equity	27	1	30	2
	399	91	499	115
Total TDRs - Loans	$1,811	$247	$2,175	$290

TDRs - Held For Sale	16	—	579	—
Total TDRs	$1,827	$247	$2,754	$290
_________
Note: All loans listed in the table above are considered impaired under applicable accounting literature. The majority of TDRs held for sale at December 31, 2013 were residential first mortgage loans transfered during the fourth quarter.

The following table provides an analysis of the changes in commercial and investor real estate TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as charge-offs, foreclosures, sales and transfers to held for sale, Regions may remove loans held for investment from TDR classification, but only if the borrower's financial condition improves such that the borrower is no longer in financial difficulty, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.
Table 8—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2014
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$624	$668
Inflows	108	47
Outflows
Charge-offs	(16)	(7)
Foreclosure	(1)	(3)
Payments, sales and other (1)	(214)	(254)
Balance, end of period	$501	$451

	Six Months Ended June 30, 2013
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$791	$1,124
Inflows	247	146
Outflows
Charge-offs	(44)	(19)
Foreclosure	(2)	(7)
Payments, sales and other (1)	(246)	(289)
Balance, end of period	$746	$955

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $16 million of commercial loans and $31 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2014. No loans were removed from TDR classification in 2013 as a result of being refinanced or restructured as new loans.
Changes in TDRs related to the consumer portfolio segment are primarily due to inflows from CAP modifications and outflows from payments and charge-offs. As detailed in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in Regions' Annual Report on Form 10-K for the year ended December 31, 2013, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 9—Non-Performing Assets

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$200	$257
Commercial real estate mortgage—owner-occupied	294	303
Commercial real estate construction—owner-occupied	8	17
Total commercial	502	577
Commercial investor real estate mortgage	158	238
Commercial investor real estate construction	9	10
Total investor real estate	167	248
Residential first mortgage	119	146
Home equity	111	111
Total consumer	230	257
Total non-performing loans, excluding loans held for sale	899	1,082
Non-performing loans held for sale	20	82
Total non-performing loans(1)	919	1,164
Foreclosed properties	128	136
Total non-performing assets(1)	$1,047	$1,300
Accruing loans 90 days past due:
Commercial and industrial	$9	$6
Commercial real estate mortgage—owner-occupied	5	6
Total commercial	14	12
Commercial investor real estate mortgage	17	6
Total investor real estate	17	6
Residential first mortgage(2)	136	142
Home equity	65	75
Indirect	5	5
Consumer credit card	11	12
Other consumer	3	4
Total consumer	220	238
	$251	$256
Restructured loans not included in the categories above	$1,412	$1,676
Restructured loans held for sale not included in the categories above	$7	$545
Non-performing loans,(1) including loans held for sale to loans	1.20%	1.56%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.37%	1.74%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and also those 100% guaranteed by the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $88 million at June 30, 2014 and $106 million at December 31, 2013.

Non-performing assets totaled $1.0 billion at June 30, 2014, compared to $1.3 billion at December 31, 2013. The decrease in non-performing assets during the first six months of 2014 reflects the Company's continuing efforts to work through problem assets.

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
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $251 million at June 30, 2014, a decrease from $256 million at December 31, 2013.
At June 30, 2014, Regions had approximately $125-$200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 10—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$577	$248	$257	$1,082
Additions	314	50	(25)	339
Net payments/other activity	(198)	(92)	—	(290)
Return to accrual	(61)	(12)	—	(73)
Charge-offs on non-accrual loans(2)	(78)	(15)	(1)	(94)
Transfers to held for sale(3)	(24)	(8)	(1)	(33)
Transfers to foreclosed properties	(18)	(4)	—	(22)
Sales	(10)	—	—	(10)
Balance at end of period	$502	$167	$230	$899

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$862	$477	$342	$1,681
Additions	449	178	(22)	605
Net payments/other activity	(156)	(129)	—	(285)
Return to accrual	(111)	(62)	—	(173)
Charge-offs on non-accrual loans(2)	(170)	(44)	(1)	(215)
Transfers to held for sale(3)	(33)	(34)	(2)	(69)
Transfers to foreclosed properties	(14)	(12)	—	(26)
Sales	(6)	(6)	—	(12)
Balance at end of period	$821	$368	$317	$1,506
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $15 million and $41 million recorded upon transfer for the six months ended June 30, 2014 and 2013, respectively.

The following table provides an analysis of non-performing loans held for sale for the six months ended June 30, 2014 and 2013:
Table 11—Non-Performing Loans Held For Sale

	Six Months Ended June 30
	2014	2013
	(In millions)
Balance at beginning of period	$82	$89
Transfers in	52	69
Sales	(67)	(70)
Writedowns	(6)	(1)
Loans moved from held for sale/other activity	(40)	(25)
Transfers to foreclosed properties	(1)	(9)
Balance at end of period	$20	$53

ALL OTHER INTEREST-EARNING ASSETS
All other interest-earning assets, which consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, trading account securities, and other interest-earning assets, decreased approximately $919 million from year-end 2013 to June 30, 2014, primarily due to a reduction in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.

GOODWILL
Goodwill totaled $4.8 billion at both June 30, 2014 and December 31, 2013 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2013 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).

The result of the assessment performed for the second quarter of 2014 did not indicate that the estimated fair values of the Company’s reporting units (Business Services, Consumer Services and Wealth Management) had declined below their respective carrying values; therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2014 interim period.

FORECLOSED PROPERTIES
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the six months ended June 30, 2014 and 2013:
Table 12—Foreclosed Properties

	Six Months Ended June 30
	2014	2013
	(In millions)
Balance at beginning of period	$136	$149
Transfer from loans	85	125
Valuation adjustments	(14)	(19)
Foreclosed property sold	(79)	(114)
Payments and other	—	(5)
Balance at end of period	$128	$136
_________
Note: Approximately 83 percent and 75 percent of the ending balances at June 30, 2014 and 2013, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.
Valuation adjustments are primarily recorded in other non-interest expense; adjustments are also recorded as a charge to the allowance for loan losses if incurred within 60 days after the date of transfer from loans. Valuation adjustments are primarily the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as foreclosed properties. Foreclosed property sold amounts represent the net book value of the properties sold.

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

The following table summarizes deposits by category:
Table 13—Deposits

	June 30, 2014	December 31, 2013
	(In millions)
Non-interest-bearing demand	$31,277	$30,083
Savings	6,440	6,050
Interest-bearing transaction	21,159	20,789
Money market—domestic	25,772	25,635
Money market—foreign	223	220
Low-cost deposits	84,871	82,777
Time deposits	8,951	9,608
Customer deposits	93,822	92,385
Corporate treasury time deposits	—	68
	$93,822	$92,453
Total deposits at June 30, 2014 increased approximately $1.4 billion compared to year-end 2013 levels. The growth was primarily driven by increases in non-interest-bearing demand, savings and interest-bearing transaction, which were partially offset by continued declines in time deposits.

SHORT-TERM BORROWINGS
The following is a summary of short-term borrowings:
Table 14—Short-Term Borrowings

	June 30, 2014	December 31, 2013
	(In millions)
Company funding sources:
Federal funds purchased	$—	$11

Customer-related borrowings:
Securities sold under agreements to repurchase	1,818	2,171
	$1,818	$2,182
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

Due to the uncertainty and inconsistency of the short-term funding markets during the recession, Regions had taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash negated the need to occasionally borrow short-term funds to cover normal monthly cash flow needs. As the economy continues to improve, Regions expects to reduce the amount of excess cash held at the Federal Reserve Bank and will utilize short-term secured funding markets as needed to augment its cash position. The securities financing market and short-term FHLB advances continue to provide reliable funding at attractive rates. There were no short-term FHLB advances outstanding at June 30, 2014 or December 31, 2013. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.
Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended June 30
	2014	2013
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$—	$13
Average outstanding (based on average daily balances)	7	20
Maximum amount outstanding at any month-end during the quarter	13	24
Weighted-average interest rate at quarter-end	—%	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$—	$1,191
Average outstanding (based on average daily balances)	—	594
Maximum amount outstanding at any month-end during the quarter	—	1,425
Weighted-average interest rate at quarter-end	—%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	—%	0.1%
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
Customer collateral reported as short-term borrowings was zero at both June 30, 2014 and December 31, 2013. These balances represent cash collateral posted by customers related to derivative transactions. Regions began netting cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability in 2013.

LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:
Table 15—Long-Term Borrowings

	June 30, 2014	December 31, 2013
	(In millions)
Regions Financial Corporation (Parent):
7.75% senior notes due November 2014	$350	$349
5.75% senior notes due June 2015	499	498
2.00% senior notes due May 2018	748	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	160	161
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	2	5
	2,159	2,161
Regions Bank:
Federal Home Loan Bank advances	8	1,009
5.20% subordinated notes due April 2015	349	349
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	57	58
Valuation adjustments on hedged long-term debt	4	6
	1,665	2,669
	$3,824	$4,830
Long-term borrowings decreased approximately $1.0 billion since year-end 2013 due primarily to maturities of FHLB advances. FHLB advances have a weighted-average interest rate of 1.7 percent and 1.4 percent at June 30, 2014 and December 31, 2013, respectively, with a weighted average maturity of 8.23 years as of June 30, 2014.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $17.0 billion at June 30, 2014 as compared to $15.8 billion at December 31, 2013. During the first six months of 2014, net income increased stockholders’ equity by $619 million, while cash dividends on common stock reduced equity by $111 million. Changes in accumulated other comprehensive income increased equity by $267 million, primarily due to unrealized gains on securities available for sale.
On April 29, 2014, Regions completed the issuance of $500 million in depositary shares each representing a fractional ownership interest in a share of the Company's 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share ("Series B Preferred Stock"), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month LIBOR plus 3.536%. The net proceeds from the issuance increased equity by approximately $486 million.
On April 24, 2014, Regions’ Board of Directors declared a cash dividend for the second quarter of 2014 of $0.05 per common share compared to $0.03 per common share for the first quarter of 2014. The Board declared a $0.01 per share and $0.03 per share cash dividend for the first and second quarters of 2013, respectively. The Board of Directors also declared $8 million in cash dividend on Series A Preferred Stock during each of the first and second quarters of both 2014 and 2013.
On April 24, 2014, Regions' Board of Directors authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There have been no shares repurchased under this plan through the issuance of this report.
Regions’ ratio of stockholders’ equity to total assets was 14.34 percent at June 30, 2014 and 13.43 percent at December 31, 2013. Regions’ ratio of tangible common stockholders’ equity (stockholder's equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 9.84 percent at June 30, 2014, compared to 9.24 percent at December 31, 2013 (see Table 18 “GAAP to Non-GAAP Reconciliation” for further discussion).
See Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for further information.

REGULATORY CAPITAL REQUIREMENTS
CURRENT CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. See Table 16 "Regulatory Capital Requirements" for tabular presentation of the applicable holding company and bank regulatory capital requirements.
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

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of June 30, 2014, Regions did not have any remaining hybrid securities subject to disallowance.
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
In addition, the New Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. As of June 30, 2014, the increase in Regions' Basel III risk-weighted assets versus risk-weighted assets as calculated under Basel I was due primarily to:

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
Regions continues to evaluate the impact of the final U.S. rules implementing Basel III as well as any potential future Systemically Important Financial Institutions ("SIFI") surcharges for regional banks. The Company’s estimated CET1 ratio as of June 30, 2014, based on Regions’ current interpretation of the final Basel III requirements was approximately 10.99% and therefore exceeded the Basel III minimum of 7 percent for CET1. Because the Basel III capital calculations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 18 “GAAP to Non-GAAP Reconciliation” for further details).
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
Table 16—Regulatory Capital Requirements

	June 30, 2014 Ratio (1)	December 31, 2013 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	11.56%	11.21%	NA(2)
Tier 1 capital:
Regions Financial Corporation	12.49%	11.68%	6.00%
Regions Bank	12.35	12.46	6.00
Total capital:
Regions Financial Corporation	15.29%	14.73%	10.00%
Regions Bank	14.57	14.94	10.00
Leverage(3):
Regions Financial Corporation	10.83%	10.03%	5.00%
Regions Bank	10.69	10.67	5.00
_________

(1)	Current quarter ratios are estimated.

(2)	The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common capital level of 5%.

(3)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

RATINGS
Table 17 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard & Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of June 30, 2014 and December 31, 2013.

Table 17—Credit Ratings

As of June 30, 2014 and December 31, 2013
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
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the current risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that makes up the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio (non-GAAP). The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.
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
The following tables provide: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted efficiency ratio (non-GAAP), 6) a computation of the adjusted fee income ratio (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 8) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 9) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1 (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements. The estimate at both June 30, 2014 and December 31, 2013 are based on the final rule released in July 2013.

Table 18—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
		2014	2013	2014	2013
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$300	$267	$619	$602
Preferred dividends (GAAP)		(8)	(8)	(16)	(16)
Net income available to common shareholders (GAAP)	A	$292	$259	$603	$586
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$820	$884	$1,637	$1,726
Significant items:
Branch consolidation and property and equipment charges		—	—	(6)	—
Gain on sale of TDRs held for sale, net		—	—	35	—
Loss on early extinguishment of debt		—	(56)	—	(56)
Regulatory (charge) credit		7	—	7	—
Adjusted non-interest expense (non-GAAP)	B	$827	$828	$1,673	$1,670
Net interest income (GAAP)		$822	$808	$1,638	$1,606
Taxable-equivalent adjustment		15	13	30	26
Net interest income from continuing operations, taxable-equivalent basis		837	821	1,668	1,632
Non-interest income from continuing operations (GAAP)		457	497	895	998
Significant items:
Securities gains, net		(6)	(8)	(8)	(23)
Leveraged lease termination gains, net		—	—	(1)	—
Adjusted non-interest income (non-GAAP)	C	451	489	886	975
Adjusted total revenue (non-GAAP)	D	$1,288	$1,310	$2,554	$2,607
Adjusted efficiency ratio (non-GAAP)	B/D	64.16%	63.15%	65.49%	64.05%
Adjusted fee income ratio (non-GAAP)	C/D	34.99%	37.31%	34.67%	37.40%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,680	$15,644	$16,343	$15,598
Less: Average intangible assets (GAAP)		5,104	5,141	5,105	5,148
Average deferred tax liability related to intangibles (GAAP)		(184)	(188)	(185)	(189)
Average preferred stock (GAAP)		779	468	612	472
Average tangible common stockholders’ equity (non-GAAP)	E	$10,981	$10,223	$10,811	$10,167
Return on average tangible common stockholders’ equity (non-GAAP)(1)	A/E	10.68%	10.15%	11.25%	11.62%

		June 30, 2014	December 31, 2013
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,029	$15,768
Less: Ending intangible assets (GAAP)		5,097	5,111
Ending deferred tax liability related to intangibles (GAAP)		(183)	(188)
Ending preferred stock (GAAP)		920	450
Ending tangible common stockholders’ equity (non-GAAP)	F	$11,195	$10,395
Ending total assets (GAAP)		$118,719	$117,396
Less: Ending intangible assets (GAAP)		5,097	5,111
Ending deferred tax liability related to intangibles (GAAP)		(183)	(188)
Ending tangible assets (non-GAAP)	G	$113,805	$112,473
End of period shares outstanding	H	1,378	1,378
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.84%	9.24%
Tangible common book value per share (non-GAAP)	F/H	$8.12	$7.54
TIER 1 COMMON RISK-BASED RATIO(2)
Stockholders’ equity (GAAP)		$17,029	$15,768
Accumulated other comprehensive (income) loss		52	319
Non-qualifying goodwill and intangibles		(4,797)	(4,798)
Disallowed servicing assets		(28)	(31)
Tier 1 capital (regulatory)		12,256	11,258
Preferred stock (GAAP)		(920)	(450)
Tier 1 common equity (non-GAAP)	I	$11,336	$10,808
Risk-weighted assets (regulatory)	J	$98,098	$96,416
Tier 1 common risk-based ratio (non-GAAP)	I/J	11.56%	11.21%
BASEL III COMMON EQUITY TIER 1 RATIO(2)
Stockholders’ equity (GAAP)		$17,029	$15,768
Non-qualifying goodwill and intangibles(3)		(4,911)	(4,922)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		(100)	130
Preferred stock (GAAP)		(920)	(450)
Basel III common equity Tier 1 (non-GAAP)	K	$11,098	$10,526
Basel III risk-weighted assets (non-GAAP)(4)	L	$100,968	$99,483
Basel III common equity Tier 1 ratio (non-GAAP)	K/L	10.99%	10.58%
 _________

(1)	Income statement amounts have been annualized in calculation.

(2)	Current quarter amount and the resulting ratio are estimated.

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

NET INTEREST INCOME AND MARGIN
The following table presents an analysis of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread for the three and six months ended June 30, 2014 and 2013:
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended June 30
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$16	$—	0.86%	$—	$—	—%
Trading account securities	115	—	0.76	122	—	0.48
Securities:
Taxable	23,856	156	2.62	26,706	152	2.29
Tax-exempt	3	—	—	6	—	—
Loans held for sale	413	4	3.96	880	8	3.42
Loans, net of unearned income(1)(2)	76,390	752	3.95	74,549	759	4.09
Other interest-earning assets	2,844	2	0.25	1,869	1	0.24
Total interest-earning assets	103,637	914	3.54	104,132	920	3.55
Allowance for loan losses	(1,246)			(1,706)
Cash and due from banks	1,767			1,745
Other non-earning assets	13,838			14,077
	$117,996			$118,248
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$6,468	2	0.10	$6,148	2	0.09
Interest-bearing checking	20,476	4	0.09	19,636	4	0.10
Money market	26,112	7	0.10	25,952	9	0.14
Time deposits	9,067	12	0.52	11,423	18	0.66
Total interest-bearing deposits(3)	62,123	25	0.16	63,159	33	0.21
Federal funds purchased and securities sold under agreements to repurchase	2,017	1	0.09	2,287	1	0.09
Other short-term borrowings	54	—	0.23	310	—	0.19
Long-term borrowings	4,161	51	4.98	5,298	65	4.93
Total interest-bearing liabilities	68,355	77	0.45	71,054	99	0.56
Non-interest-bearing deposits(3)	30,866	—	—	29,454	—	—
Total funding sources	99,221	77	0.31	100,508	99	0.40
Net interest spread			3.09			2.99
Other liabilities	2,107			2,097
Stockholders’ equity	16,668			15,643
	$117,996			$118,248
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$837	3.24%		$821	3.16%

_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $20 million and $18 million for the three months ended June 30, 2014 and 2013, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% and 0.15% for the three months ended June 30, 2014 and 2013, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$12	$—	0.86%	$—	$—	—%
Trading account securities	113	2	3.47	119	1	1.80
Securities:
Taxable	23,864	310	2.62	26,799	308	2.32
Tax-exempt	4	—	—	7	—	—
Loans held for sale	632	12	3.92	1,042	17	3.28
Loans, net of unearned income(1)(2)	75,768	1,499	3.99	74,236	1,515	4.12
Other interest-earning assets	3,155	4	0.25	2,342	3	0.25
Total interest-earning assets	103,548	1,827	3.56	104,545	1,844	3.56
Allowance for loan losses	(1,284)			(1,799)
Cash and due from banks	1,792			1,755
Other non-earning assets	13,856			14,182
	$117,912			$118,683
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$6,352	4	0.11	$6,039	3	0.09
Interest-bearing checking	20,633	9	0.09	20,036	10	0.11
Money market	26,162	15	0.12	25,716	18	0.14
Time deposits	9,242	24	0.52	12,159	44	0.74
Total interest-bearing deposits(3)	62,389	52	0.17	63,950	75	0.24
Federal funds purchased and securities sold under agreements to repurchase	2,057	1	0.08	2,038	1	0.09
Other short-term borrowings	27	—	0.23	169	—	0.18
Long-term borrowings	4,400	106	4.88	5,576	136	4.91
Total interest-bearing liabilities	68,873	159	0.47	71,733	212	0.60
Non-interest-bearing deposits(3)	30,568	—	—	29,285	—	—
Total funding sources	99,441	159	0.32	101,018	212	0.42
Net interest spread			3.09			2.96
Other liabilities	2,135			2,072
Stockholders’ equity	16,336			15,593
	$117,912			$118,683
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$1,668	3.25%		$1,632	3.15%

_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $41 million and $36 million for the six months ended June 30, 2014 and 2013, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% and 0.16% for the six months ended June 30, 2014 and 2013, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2014, net interest income (taxable-equivalent basis) totaled $837 million compared to $821 million in the second quarter of 2013. The net interest margin (taxable-equivalent basis) was 3.24 percent for the second quarter of 2014 and 3.16 percent for the second quarter of 2013. For the first six months of 2014 and 2013, related to continuing operations, net interest income (taxable-equivalent basis) totaled $1.7 billion and $1.6 billion respectively. The net interest margin (taxable-equivalent basis) was 3.25 percent for the six months ended June 30, 2014, compared to 3.15 percent for the first six months of 2013. Net interest margin increased primarily as a result of declines in overall deposit and long-term borrowing costs. The increase in net interest income also reflected an increase in loan balances.
Regions has been able to maintain a relatively stable net interest margin in recent quarters primarily due to improvements in deposit and borrowing costs. Due to the decline in interest rates that has persisted and a competitive pricing environment for assets, management currently expects some modest net interest margin compression in future quarters. The Company does, however, expect net interest income to grow concurrent with loan growth.
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
Exposure to Interest Rate Movements—As of June 30, 2014, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2015. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
Long-term interest rates have recently remained range-bound after having risen significantly in mid-year 2013, but short-term rates have remained stable. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be moderately asset sensitive. The primary factors are that higher long-term rates will drive higher rates on loans and securities newly originated or renewed, as well as induce a slower pace of premium amortization on certain securities within the investment portfolio. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $111 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $72 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.
Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2014
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$246
+ 100 basis points	138
- 50 basis points	(80)

Instantaneous Change in Interest Rates
+ 200 basis points	$291
+ 100 basis points	177
- 50 basis points	(117)
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
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The majority of interest rate derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2013 contains more information on the management of credit risk.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions updated its liquidity policy related to minimum holding company cash requirements during the fourth quarter of 2013. The new policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Compliance with the holding company cash requirements will be reported to the Risk Committee of the Board of Directors on a quarterly basis. Regions has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on unsecured sources. Risk limits are established within the Company's Asset and Liability Committee ("ALCO"), which regularly reviews compliance with the established limits.

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
As the economy continues to improve, Regions has been able to decrease the higher levels of excess cash held with the Federal Reserve Bank due to the uncertainty and inconsistency in the funding markets during the recession. The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2014, Regions had approximately $2.7 billion in cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of June 30, 2014, based on assets pledged as collateral on that date, was $22.6 billion.
Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2014, Regions’ borrowing availability from the FHLB totaled $9.7 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $16 million in FHLB stock at June 30, 2014. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of June 30, 2014. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” and “Credit Risk” sections of the Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risk characteristics of each loan type.
INFORMATION SECURITY RISK
Operational risks comprise several elements, including information security risks. Information security risks such as evolving and adaptive cyber attacks, for large financial institutions such as Regions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Regions spends significant resources on operational and information security. Regions is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). The FS-ISAC is a nonprofit organization and is funded entirely by its member firms and sponsors. Total membership exceeds 1,000 organizations focused in the financial services sector, both domestically and internationally. The overall objective of FS-ISAC is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics. Regions also maintains a close working relationship with its regulators and law enforcement partners to keep them updated on pertinent risks.

Denial of service attacks, hacking or terrorist activities could disrupt the Company or the Company's customers' or other third parties' business operations. For example, during 2013, a group launched several denial of service attacks against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions' client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank's website, www.regions.com, and, in some instances, temporarily prevented customers from accessing Regions Bank's secure websites. In addition, some outbound internet slowness existed. The 2013 events were all resolved during the same business day of the attack. In all cases, the attacks primarily resulted in inconvenience to employees and customers. Regions engages employees from all business groups, not just information technology, to combat these attacks. Regions did not experience any denial of service attacks during the first six months of 2014.
Regions will continue to commit the resources necessary to mitigate these growing risks, as well as continue to develop and enhance controls, processes and systems to protect our networks, computers, and data from attacks or unauthorized access. In addition, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $35 million in the second quarter of 2014 compared to $31 million during the second quarter of 2013. The provision for loan losses totaled $37 million in the first six months of 2014 compared to $41 million in the first six months of 2013. Net charge-offs as a percentage of average loans (annualized) were 0.40 percent and 0.88 percent in the first six months of 2014 and 2013, respectively. Net charge-offs were lower across most major loan categories when comparing the 2014 period to the prior year period. Net charge-offs exceeded provision for loan losses for the second quarter and first half of 2014 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans (see Table 6 “Allowance for Credit Losses”), as well as problem loan resolutions.

NON-INTEREST INCOME
The following table presents a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the table presented.
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended June 30
	2014	2013
	(In millions)
Service charges on deposit accounts (1)	$174	$175
Card and ATM fees (1)	84	81
Mortgage income	43	69
Investment management and trust fee income	47	49
Insurance commissions and fees	32	29
Capital markets fee income and other	16	20
Bank-owned life insurance	23	22
Commercial credit fee income	15	17
Investment services fee income	11	9
Securities gains, net	6	8
Net loss from affordable housing	(17)	(15)
Other miscellaneous income	23	33
	$457	$497

	Six Months Ended June 30
	2014	2013
	(In millions)
Service charges on deposit accounts (1)	$347	$359
Card and ATM fees (1)	163	157
Mortgage income	83	141
Investment management and trust fee income	96	98
Insurance commissions and fees	62	59
Capital markets fee income and other	29	40
Bank-owned life insurance	42	44
Commercial credit fee income	30	33
Investment services fee income	21	16
Securities gains, net	8	23
Net loss from affordable housing	(35)	(32)
Other miscellaneous income	49	60
	$895	$998
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

Service charges on deposits accounts—Service charges on deposit accounts include non-sufficient fund fees and other customer account fees. Income from service charges on deposit accounts decreased $1 million for the second quarter of 2014 as compared to the second quarter of 2013. Income from service charges on deposit accounts decreased $12 million for the first six months of 2014 as compared to the first six months of 2013. The second quarter of 2013 included a $12 million charge related to customer fee refunds stemming from a change in the Company's non-sufficient funds policy implemented in 2012. The decreases during the second quarter and first six months of 2014 compared to the prior year were driven primarily by continued changes in customer behavior and due to the Company's decision to transition out of certain small credit product offerings.
Mortgage income—Mortgage income decreased $26 million for the second quarter of 2014 as compared to the second quarter of 2013, and decreased $58 million for the first six months of 2014 as compared to the same period in 2013. The decreases were driven by lower mortgage production as consumer demand for mortgage loans slowed due to rising mortgage interest rates.

Investment management and trust fee income—Investment management and trust fee income decreased $2 million for both the second quarter and the first six months of 2014 as compared to the same periods in 2013. The second quarter and first six months of 2013 included approximately $4 million and $8 million, respectively, of investment management and trust fee income associated with a non-core portion of a Wealth Management business that was sold in the third quarter of 2013.
Capital markets fee income and other—Capital markets fee income and other, which primarily relates to activities such as loan syndications, foreign exchange and derivatives, decreased $4 million for the second quarter of 2014 compared to the second quarter of 2013, and decreased $11 million for the first six months of 2014 compared to the first six months of 2013. The decreases were primarily driven by a continued slow down in demand for loan syndications and customer derivatives, given the low interest rate environment.
Securities gains (losses), net—Net securities gains decreased $2 million for the second quarter of 2014 as compared to the second quarter of 2013, and decreased $15 million for the first six months of 2014 as compared to the first six months of 2013. Net securities gains result from the Company's asset/liability management process. Approximately $2 million of other-than-temporary impairment losses are included in net securities gains recognized in the second quarter of 2014. See Note 3 "Securities" to the consolidated financial statements for more information.
NON-INTEREST EXPENSE
The following table presents a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30
	2014	2013
	(In millions)
Salaries and employee benefits	$443	$452
Net occupancy expense	90	92
Furniture and equipment expense	70	69
Professional and legal expenses	37	21
Deposit administrative fee	13	37
Outside services	35	26
Marketing	24	24
Regulatory charge (credit)	(7)	—
Loss on early extinguishment of debt	—	56
Provision (credit) for unfunded credit losses	11	(15)
Other miscellaneous expenses	104	122
	$820	$884

	Six Months Ended June 30
	2014	2013
	(In millions)
Salaries and employee benefits	$898	$899
Net occupancy expense	183	182
Furniture and equipment expense	140	138
Professional and legal expenses	72	52
Deposit administrative fee	35	70
Outside services	62	48
Marketing	48	47
Regulatory charge (credit)	(7)	—
Gain on sale of TDRs held for sale, net	(35)	—
Loss on early extinguishment of debt	—	56
Provision (credit) for unfunded credit losses	11	(10)
Other miscellaneous expenses	230	244
	$1,637	$1,726

Salaries and employee benefits—Salaries and employee benefits decreased $9 million for the second quarter of 2014 when compared to the second quarter of 2013, and were flat for the first six months of 2014 when compared to the first six months of 2013. The decreases were primarily due to reduced pension costs and lower staffing. Headcount decreased from 23,692 at June 30, 2013 to 23,416 at June 30, 2014.
Professional and legal expenses—Professional and legal expenses increased $16 million for the second quarter of 2014 when compared to the second quarter of 2013, and increased $20 million for the first six months of 2014 when compared to the same period in 2013. The increases were due to the recognition of recoveries in 2013 from previously established legal accruals that were not repeated in 2014.
Deposit administrative fee—Deposit administrative fees decreased $24 million for the second quarter of 2014 when compared to the second quarter of 2013, and decreased $35 million for the first six months of 2014 as compared to the same period in 2013. The decreases were primarily related to lower asset balances, continued improvement in performance metrics and a reduction in higher risk loans, all of which impact the fee calculation. The current period decline is also due to refunds of previously incurred fees recognized during the second quarter of 2014.
Outside services—Outside services increased $9 million for the second quarter of 2014 when compared to the second quarter of 2013, and increased $14 million for the first six months of 2014 as compared to the same period of 2013. The increases were primarily due to the use of temporary staffing on compliance and regulatory related projects as well as fees related to continued increases in the routine purchases of indirect loans from a third party.
Regulatory charge (credit)—In the fourth quarter of 2013, Regions recorded a non-tax deductible regulatory charge of $58 million related to previously disclosed inquiries from government authorities. These matters were settled in the second quarter of 2014 for $7 million less than originally estimated.
Gain on sale of TDRs held for sale, net—During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million net gain.
Loss on early extinguishment of debt—During the second quarter of 2013, the Company incurred $56 million in losses related to the early extinguishment of debt. The losses related to the tender or redemption of certain senior debt securities and preferred stock, as well as, the redemption of select trust preferred securities. Approximately $24 million of the $56 million losses are nondeductible for income tax purposes.
Provision (credit) for unfunded credit losses—During the second quarter of 2014, the Company recognized an $11 million increase in the reserve for unfunded credit losses reflecting increased reserves on individual instruments. During the second quarter of 2013, the Company realized a $15 million recovery in the reserve for unfunded credit losses as a result of a large credit funding during the quarter and was therefore included in the loan portfolio on the balance sheet.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended June 30, 2014 was $125 million compared to income tax expense of $122 million for the same period in 2013, resulting in effective tax rates of 29.4 percent and 31.3 percent, respectively. The effective tax rate for the comparable prior three month period was unfavorably impacted by $24 million of nondeductible expenses incurred in the redemption of certain trust preferred stock.
Income tax expense from continuing operations for the six months ended June 30, 2014 was $253 million compared to an income tax expense of $236 million for the same period in 2013, resulting in effective tax rates of 29.4 percent and 28.2 percent, respectively.
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
At June 30, 2014, the Company reported a net deferred tax asset of $281 million, compared to $612 million at December 31, 2013. The decrease in the net deferred asset is primarily due to a change in market valuation on securities available for sale, the utilization of federal tax credit carryforwards, and a decrease in the allowance for loan losses.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions reported income from discontinued operations of $1 million, or $0.00 per diluted common share, for the second quarter of 2014, compared to a loss of $1 million, or ($0.00) per diluted common share, for the second quarter of 2013. For the six months ended June 30, 2014, Regions reported income from discontinued operations of $13 million, or $0.01 per diluted common share, compared to income from discontinued operations of $1 million, or $0.00 per diluted common share, for the six months ended June 30, 2013. The second quarter and first six months of 2014 income from discontinued operations was primarily the result of further reductions in the indemnification liability reflecting updated assumptions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 81 through 83 included in Management’s Discussion and Analysis.

Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2014, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2014 is set forth in the following table.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2014	—	$—	—	$350,000,000
May 1-31, 2014	—	$—	—	$350,000,000
June 1-30, 2014	—	$—	—	$350,000,000
Total 2nd Quarter	—	$—	—	$350,000,000
On April 24, 2014, Regions' Board of Directors authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There have been no shares repurchased under this plan through the issuance of this report.
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

On April 29, 2014, Regions completed the sale of 20,000,000 depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). The terms of the Series B Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series B Preferred Stock for the most recently completed dividend period. The Series B Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after September 15, 2024 or in whole but not in part, at any time following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series B Preferred Stock).

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

10.1
Deferred Prosecution Agreement dated June 19, 2014, between Regions Financial Corporation and the Securities and Exchange Commission, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on June 25, 2014.

10.2
Consent Order and Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended, dated June 25, 2014, of the Board of Governors of the Federal Reserve System and Alabama State Banking Department in the Matter of Regions Bank, incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on June 25, 2014.

10.3
Form of Change-in-Control Agreement with recently promoted executive officer William E. Horton, incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.4
Form of Amendment to Change-in-Control Agreement with recently promoted executive officer William E. Horton, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

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

DATE: August 6, 2014	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)