Form 10-Q
period 2014-09-30
REGIONS FINANCIAL CORP
filed 2014-11-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,376,475,042 shares of common stock, par value $.01, outstanding as of November 3, 2014.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Forward-Looking Statements
This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” mean Regions Financial Corporation, a Delaware corporation, and its subsidiaries when or where appropriate. The words “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can,” and similar expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

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

•
Our ability to obtain regulatory approval (as part of the CCAR process or otherwise) to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or redeem preferred stock or other regulatory capital instruments.

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
You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.
See also the reports filed with the Securities and Exchange Commission, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(In millions, except share data)
Assets
Cash and due from banks	$1,770	$1,661
Interest-bearing deposits in other banks	2,993	3,612
Federal funds sold and securities purchased under agreements to resell	20	—
Trading account securities	103	111
Securities held to maturity (estimated fair value of $2,224 and $2,307, respectively)	2,222	2,353
Securities available for sale	22,379	21,485
Loans held for sale (includes $456 and $429 measured at fair value, respectively)	504	1,055
Loans, net of unearned income	76,607	74,609
Allowance for loan losses	(1,178)	(1,341)
Net loans	75,429	73,268
Other interest-earning assets	91	86
Premises and equipment, net	2,192	2,216
Interest receivable	310	313
Goodwill	4,816	4,816
Residential mortgage servicing rights at fair value	277	297
Other identifiable intangible assets	287	295
Other assets	5,833	5,828
Total assets	$119,226	$117,396
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$31,388	$30,083
Interest-bearing	62,742	62,370
Total deposits	94,130	92,453
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,893	2,182
Long-term borrowings	3,813	4,830
Total borrowed funds	5,706	7,012
Other liabilities	2,230	2,163
Total liabilities	102,066	101,628
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 and 500,000 shares, respectively	900	450
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,419,889,980 and 1,419,006,360 shares, respectively	14	14
Additional paid-in capital	19,069	19,216
Retained earnings (deficit)	(1,272)	(2,216)
Treasury stock, at cost—41,262,629 and 41,285,676 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(174)	(319)
Total stockholders’ equity	17,160	15,768
Total liabilities and stockholders’ equity	$119,226	$117,396

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions, except per share data)
Interest income on:
Loans, including fees	$736	$758	$2,205	$2,247
Securities - taxable	154	144	464	452
Loans held for sale	5	6	17	23
Trading account securities	—	1	2	2
Other interest-earning assets	2	2	6	5
Total interest income	897	911	2,694	2,729
Interest expense on:
Deposits	26	31	78	106
Short-term borrowings	—	1	1	2
Long-term borrowings	50	55	156	191
Total interest expense	76	87	235	299
Net interest income	821	824	2,459	2,430
Provision for loan losses	24	18	61	59
Net interest income after provision for loan losses	797	806	2,398	2,371
Non-interest income:
Service charges on deposit accounts	181	190	528	549
Card and ATM fees	85	82	248	239
Mortgage income	39	52	122	193
Securities gains (losses), net	7	3	15	26
Other	166	168	460	486
Total non-interest income	478	495	1,373	1,493
Non-interest expense:
Salaries and employee benefits	456	455	1,354	1,354
Net occupancy expense	92	92	275	274
Furniture and equipment expense	73	71	213	209
Other	205	266	621	773
Total non-interest expense	826	884	2,463	2,610
Income from continuing operations before income taxes	449	417	1,308	1,254
Income tax expense	127	124	380	360
Income from continuing operations	322	293	928	894
Discontinued operations:
Income (loss) from discontinued operations before income taxes	5	(1)	26	1
Income tax expense (benefit)	2	(1)	10	—
Income (loss) from discontinued operations, net of tax	3	—	16	1
Net income	$325	$293	$944	$895
Net income from continuing operations available to common shareholders	$302	$285	$892	$870
Net income available to common shareholders	$305	$285	$908	$871
Weighted-average number of shares outstanding:
Basic	1,378	1,388	1,378	1,401
Diluted	1,389	1,405	1,390	1,415
Earnings per common share from continuing operations:
Basic	$0.22	$0.21	$0.65	$0.62
Diluted	0.22	0.20	0.64	0.61
Earnings per common share:
Basic	$0.22	$0.21	$0.66	$0.62
Diluted	0.22	0.20	0.65	0.62
Cash dividends declared per common share	0.05	0.03	0.13	0.07

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30
	2014	2013
	(In millions)
Net income	$325	$293
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($2) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($53) and $26 tax effect, respectively)	(87)	43
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and $1 tax effect, respectively)	5	2
Net change in unrealized gains (losses) on securities available for sale, net of tax	(92)	41
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($10) and $18 tax effect, respectively)	(16)	28
Less: reclassification adjustments for gains (losses) realized in net income (net of $13 and $10 tax effect, respectively)	21	16
Net change in unrealized gains (losses) on derivative instruments, net of tax	(37)	12
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of ($2) and ($7) tax effect, respectively)	(5)	(12)
Net change from defined benefit pension plans, net of tax	5	12
Other comprehensive income (loss), net of tax	(122)	67
Comprehensive income (loss)	$203	$360

	Nine Months Ended September 30
	2014	2013
	(In millions)
Net income	$944	$895
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and ($43) tax effect, respectively)	—	(68)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($4) and ($2) tax effect, respectively)	(6)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	6	(66)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $87 and ($232) tax effect, respectively)	143	(378)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $5 and $9 tax effect, respectively)	10	17
Net change in unrealized gains (losses) on securities available for sale, net of tax	133	(395)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $30 and ($6) tax effect, respectively)	48	(10)
Less: reclassification adjustments for gains (losses) realized in net income (net of $35 and $22 tax effect, respectively)	56	36
Net change in unrealized gains (losses) on derivative instruments, net of tax	(8)	(46)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $2 and zero tax effect, respectively)	1	(2)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of ($6) and $(19) tax effect, respectively)	(13)	(33)
Net change from defined benefit pension plans, net of tax	14	31
Other comprehensive income (loss), net of tax	145	(476)
Comprehensive income (loss)	$1,089	$419
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2013	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	895	—	—	895
Unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	(68)	(68)
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(395)	(395)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(46)	(46)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	31	31
Cash dividends declared—$0.07 per share	—	—	—	—	(97)	—	—	—	(97)
Preferred stock dividends	—	(24)	—	—	—	—	—	—	(24)
Common stock transactions:
Impact of share repurchase	—	—	(36)	(1)	(339)	—	—	—	(340)
Impact of stock transactions under compensation plans, net	—	—	1	—	32	—	—	—	32
BALANCE AT SEPTEMBER 30, 2013	1	$458	1,378	$14	$19,248	$(2,443)	$(1,377)	$(411)	$15,489

BALANCE AT JANUARY 1, 2014	1	$450	1,378	$14	$19,216	$(2,216)	$(1,377)	$(319)	$15,768
Net income	—	—	—	—	—	944	—	—	944
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	6	6
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	133	133
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(8)	(8)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	14	14
Cash dividends declared—$0.13 per share	—	—	—	—	(180)	—	—	—	(180)
Preferred stock dividends	—	(36)	—	—	—	—	—	—	(36)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series B, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	486	—	—	—	—	—	—	486
Common stock transactions:
Impact of share repurchase	—	—	(1)	—	(8)	—	—	—	(8)
Impact of stock transactions under compensation plans, net	—	—	2	—	41	—	—	—	41
BALANCE AT SEPTEMBER 30, 2014	1	$900	1,379	$14	$19,069	$(1,272)	$(1,377)	$(174)	$17,160

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2014	2013
	(In millions)
Operating activities:
Net income	$944	$895
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	61	59
Depreciation, amortization and accretion, net	391	497
Provision for losses on other real estate, net	(13)	14
Securities (gains) losses, net	(15)	(26)
Deferred income tax expense	176	310
Originations and purchases of loans held for sale	(1,848)	(3,373)
Proceeds from sales of loans held for sale	1,948	4,156
Gain on TDRs held for sale, net	(35)	—
(Gain) loss on sale of loans, net	(89)	(101)
(Gain) loss on early extinguishment of debt	—	61
(Gain) loss on sale of other assets	—	(24)
Net change in operating assets and liabilities:
Trading account securities	8	(3)
Other interest-earning assets	(5)	795
Interest receivable	3	13
Other assets	(69)	331
Other liabilities	64	(451)
Other	(3)	(7)
Net cash from operating activities	1,518	3,146
Investing activities:
Proceeds from maturities of securities held to maturity	130	41
Proceeds from sales of securities available for sale	1,384	3,543
Proceeds from maturities of securities available for sale	2,350	4,611
Purchases of securities available for sale	(4,524)	(5,888)
Proceeds from sales of loans	649	152
Purchases of loans	(814)	(733)
Purchases of mortgage servicing rights	(12)	(28)
Net change in loans	(1,662)	(1,970)
Net purchases of premises and equipment and other assets	(164)	(122)
Net cash from investing activities	(2,663)	(394)
Financing activities:
Net change in deposits	1,677	(3,153)
Net change in short-term borrowings	(289)	199
Proceeds from long-term borrowings	—	750
Payments on long-term borrowings	(1,001)	(1,719)
Cash dividends on common stock	(180)	(97)
Cash dividends on preferred stock	(36)	(24)
Repurchase of common stock	(8)	(340)
Net proceeds from issuance of preferred stock	486	—
Other	6	2
Net cash from financing activities	655	(4,382)
Net change in cash and cash equivalents	(490)	(1,630)
Cash and cash equivalents at beginning of year	5,273	5,489
Cash and cash equivalents at end of period	$4,783	$3,859

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Nine Months Ended September 30, 2014 and 2013
NOTE 1. BASIS OF PRESENTATION
Regions Financial Corporation (“Regions” or "the Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Company is subject to competition from other financial institutions, is subject to the regulations of certain government agencies and undergoes periodic examinations by certain of those regulatory authorities.
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

The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions, except per share data)
Non-interest income:
Insurance proceeds	$19	$—	$19	$—
Total non-interest income	19	—	19	—
Non-interest expense:
Professional and legal expenses	14	3	(8)	(1)
Other	—	(2)	1	—
Total non-interest expense	14	1	(7)	(1)
Income (loss) from discontinued operations before income taxes	5	(1)	26	1
Income tax expense (benefit)	2	(1)	10	—
Income (loss) from discontinued operations, net of tax	$3	$—	$16	$1
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$(0.00)	$0.01	$0.00
Diluted	$0.00	$(0.00)	$0.01	$0.00

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	September 30, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	351	—	(13)	338	4	—	342
Mortgage-backed securities:
Residential agency	1,745	—	(74)	1,671	10	(5)	1,676
Commercial agency	219	—	(7)	212	—	(7)	205
	$2,316	$—	$(94)	$2,222	$14	$(12)	$2,224

Securities available for sale:
U.S. Treasury securities	$61	$—	$—	$61			$61
Federal agency securities	68	1	—	69			69
Obligations of states and political subdivisions	3	—	—	3			3
Mortgage-backed securities:
Residential agency	16,362	236	(78)	16,520			16,520
Residential non-agency	8	1	—	9			9
Commercial agency	1,608	7	(12)	1,603			1,603
Commercial non-agency	1,493	11	(16)	1,488			1,488
Corporate and other debt securities	1,973	43	(22)	1,994			1,994
Equity securities	622	10	—	632			632
	$22,198	$309	$(128)	$22,379			$22,379

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

	September 30, 2014	December 31, 2013
	(In millions)
Federal Reserve Bank	$477	$472
Federal Home Loan Bank	16	67
Securities with carrying values of $12.5 billion at both September 30, 2014 and December 31, 2013 were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	1	1
Due after five years through ten years	350	341
Mortgage-backed securities:
Residential agency	1,745	1,676
Commercial agency	219	205
	$2,316	$2,224
Securities available for sale:
Due in one year or less	$69	$69
Due after one year through five years	749	764
Due after five years through ten years	968	968
Due after ten years	319	326
Mortgage-backed securities:
Residential agency	16,362	16,520
Residential non-agency	8	9
Commercial agency	1,608	1,603
Commercial non-agency	1,493	1,488
Equity securities	622	632
	$22,198	$22,379
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at September 30, 2014 and December 31, 2013. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$—	$—	$341	$(9)	$341	$(9)
Mortgage-backed securities:
Residential agency	—	—	1,674	(69)	1,674	(69)
Commercial agency	—	—	205	(14)	205	(14)
	$—	$—	$2,220	$(92)	$2,220	$(92)

Securities available for sale:
U.S. Treasury securities	$14	$—	$5	$—	$19	$—
Federal agency securities	—	—	8	—	8	—
Mortgage-backed securities:
Residential agency	3,288	(14)	2,944	(64)	6,232	(78)
Residential non-agency	1	—	—	—	1	—
Commercial agency	556	(4)	343	(8)	899	(12)
Commercial non-agency	320	(2)	565	(14)	885	(16)
All other securities	275	(2)	492	(20)	767	(22)
	$4,454	$(22)	$4,357	$(106)	$8,811	$(128)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$190	$(9)	$142	$(8)	$332	$(17)
Mortgage-backed securities:
Residential agency	1,236	(77)	521	(41)	1,757	(118)
Commercial agency	212	(15)	—	—	212	(15)
	$1,638	$(101)	$663	$(49)	$2,301	$(150)

Securities available for sale:
U.S. Treasury securities	$15	$—	$1	$—	$16	$—
Federal agency securities	3	—	9	—	12	—
Mortgage-backed securities:
Residential agency	6,153	(161)	270	(9)	6,423	(170)
Commercial agency	610	(17)	—	—	610	(17)
Commercial non-agency	711	(30)	62	(3)	773	(33)
All other securities	1,422	(58)	209	(13)	1,631	(71)
	$8,914	$(266)	$551	$(25)	$9,465	$(291)
The number of individual securities in an unrealized loss position in the tables above decreased from 1,052 at December 31, 2013 to 834 at September 30, 2014. The decrease in the number of securities and the total amount of unrealized losses from year-end 2013 was primarily due to changes in interest rates. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
At June 30, 2014, the Company made the decision to sell approximately $328 million of certain other securities available for sale that remained on the Company's balance sheet. As the Company intended to sell these securities, each security reflecting an unrealized loss was considered to have an other-than-temporary impairment. The table below reflects total other-than-temporary impairment losses recorded during the second quarter of 2014. All of these securities were subsequently sold during the third quarter of 2014.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary impairment losses are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions)
Gross realized gains	$9	$7	$25	$52
Gross realized losses	(2)	(4)	(8)	(26)
Other-than-temporary-impairment ("OTTI")	—	—	(2)	—
Securities gains, net	$7	$3	$15	$26

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2014	December 31, 2013
	(In millions, net of unearned income)
Commercial and industrial	$31,857	$29,413
Commercial real estate mortgage—owner-occupied	8,666	9,495
Commercial real estate construction—owner-occupied	350	310
Total commercial	40,873	39,218
Commercial investor real estate mortgage	4,940	5,318
Commercial investor real estate construction	1,878	1,432
Total investor real estate	6,818	6,750
Residential first mortgage	12,264	12,163
Home equity	10,968	11,294
Indirect	3,543	3,075
Consumer credit card	964	948
Other consumer	1,177	1,161
Total consumer	28,916	28,641
	$76,607	$74,609
During the three months ended September 30, 2014 and 2013, Regions purchased approximately $296 million and $277 million, respectively, in indirect loans from a third party. During the nine months ended September 30, 2014 and 2013, the comparable loan purchase amounts were approximately $814 million and $733 million, respectively.
At September 30, 2014, $13.2 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At September 30, 2014, an additional $29.4 billion of loans held by Regions were pledged to the Federal Reserve Bank.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2013, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013. The total allowance for loan losses and the related loan portfolio ending balances as of September 30, 2014 and 2013 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual loans and leases greater than or equal to $2.5 million and all troubled debt restructurings ("TDRs"). The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended September 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2014	$705	$190	$334	$1,229
Provision (credit) for loan losses	18	(23)	29	24
Loan losses:
Charge-offs	(49)	(5)	(66)	(120)
Recoveries	21	6	18	45
Net loan losses	(28)	1	(48)	(75)
Allowance for loan losses, September 30, 2014	695	168	315	1,178
Reserve for unfunded credit commitments, July 1, 2014	$74	$12	$3	$89
Provision (credit) for unfunded credit losses	(21)	(3)	—	(24)
Reserve for unfunded credit commitments, September 30, 2014	53	9	3	65
Allowance for credit losses, September 30, 2014	$748	$177	$318	$1,243

	Three Months Ended September 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2013	$764	$342	$530	$1,636
Provision (credit) for loan losses	29	(37)	26	18
Loan losses:
Charge-offs	(54)	(13)	(89)	(156)
Recoveries	17	8	17	42
Net loan losses	(37)	(5)	(72)	(114)
Allowance for loan losses, September 30, 2013	756	300	484	1,540
Reserve for unfunded credit commitments, July 1, 2013	$60	$9	$4	$73
Provision (credit) for unfunded credit losses	3	(1)	(1)	1
Reserve for unfunded credit commitments, September 30, 2013	63	8	3	74
Allowance for credit losses, September 30, 2013	$819	$308	$487	$1,614

	Nine Months Ended September 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	62	(68)	67	61
Loan losses:
Charge-offs	(130)	(21)	(203)	(354)
Recoveries	52	21	57	130
Net loan losses	(78)	—	(146)	(224)
Allowance for loan losses, September 30, 2014	695	168	315	1,178
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	(10)	(3)	—	(13)
Reserve for unfunded credit commitments, September 30, 2014	53	9	3	65
Allowance for credit losses, September 30, 2014	$748	$177	$318	$1,243
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$204	$80	$79	$363
Collectively evaluated for impairment	491	88	236	815
Total allowance for loan losses	$695	$168	$315	$1,178
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$758	$466	$849	$2,073
Collectively evaluated for impairment	40,115	6,352	28,067	74,534
Total loans evaluated for impairment	$40,873	$6,818	$28,916	$76,607

	Nine Months Ended September 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	86	(136)	109	59
Loan losses:
Charge-offs	(230)	(59)	(281)	(570)
Recoveries	53	26	53	132
Net loan losses	(177)	(33)	(228)	(438)
Allowance for loan losses, September 30, 2013	756	300	484	1,540
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Provision (credit) for unfunded credit losses	(6)	(2)	(1)	(9)
Reserve for unfunded credit commitments, September 30, 2013	63	8	3	74
Allowance for credit losses, September 30, 2013	$819	$308	$487	$1,614
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$261	$159	$162	$582
Collectively evaluated for impairment	495	141	322	958
Total allowance for loan losses	$756	$300	$484	$1,540
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,184	$1,006	$1,589	$3,779
Collectively evaluated for impairment	38,622	5,924	27,567	72,113
Total loans evaluated for impairment	$39,806	$6,930	$29,156	$75,892
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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2014 and December 31, 2013. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	September 30, 2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$30,449	$742	$467	$199	$31,857
Commercial real estate mortgage—owner-occupied	7,750	292	346	278	8,666
Commercial real estate construction—owner-occupied	339	6	3	2	350
Total commercial	$38,538	$1,040	$816	$479	$40,873
Commercial investor real estate mortgage	$4,369	$229	$209	$133	$4,940
Commercial investor real estate construction	1,799	28	49	2	1,878
Total investor real estate	$6,168	$257	$258	$135	$6,818

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,147	$117	$12,264
Home equity			10,862	106	10,968
Indirect			3,543	—	3,543
Consumer credit card			964	—	964
Other consumer			1,177	—	1,177
Total consumer			$28,693	$223	$28,916
					$76,607

	December 31, 2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28,282	$395	$479	$257	$29,413
Commercial real estate mortgage—owner-occupied	8,593	191	408	303	9,495
Commercial real estate construction—owner-occupied	264	25	4	17	310
Total commercial	$37,139	$611	$891	$577	$39,218
Commercial investor real estate mortgage	$4,479	$269	$332	$238	$5,318
Commercial investor real estate construction	1,335	47	40	10	1,432
Total investor real estate	$5,814	$316	$372	$248	$6,750

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,017	$146	$12,163
Home equity			11,183	111	11,294
Indirect			3,075	—	3,075
Consumer credit card			948	—	948
Other consumer			1,161	—	1,161
Total consumer			$28,384	$257	$28,641
					$74,609

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$16	$41	$5	$62	$31,658	$199	$31,857
Commercial real estate mortgage—owner-occupied	26	12	6	44	8,388	278	8,666
Commercial real estate construction—owner-occupied	2	—	—	2	348	2	350
Total commercial	44	53	11	108	40,394	479	40,873
Commercial investor real estate mortgage	16	22	5	43	4,807	133	4,940
Commercial investor real estate construction	10	2	—	12	1,876	2	1,878
Total investor real estate	26	24	5	55	6,683	135	6,818
Residential first mortgage	101	62	252	415	12,147	117	12,264
Home equity	73	42	66	181	10,862	106	10,968
Indirect	38	9	6	53	3,543	—	3,543
Consumer credit card	8	5	11	24	964	—	964
Other consumer	15	3	3	21	1,177	—	1,177
Total consumer	235	121	338	694	28,693	223	28,916
	$305	$198	$354	$857	$75,770	$837	$76,607

	December 31, 2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$29	$14	$6	$49	$29,156	$257	$29,413
Commercial real estate mortgage—owner-occupied	30	26	6	62	9,192	303	9,495
Commercial real estate construction—owner-occupied	—	—	—	—	293	17	310
Total commercial	59	40	12	111	38,641	577	39,218
Commercial investor real estate mortgage	29	6	6	41	5,080	238	5,318
Commercial investor real estate construction	4	1	—	5	1,422	10	1,432
Total investor real estate	33	7	6	46	6,502	248	6,750
Residential first mortgage	130	74	248	452	12,017	146	12,163
Home equity	95	51	75	221	11,183	111	11,294
Indirect	39	11	5	55	3,075	—	3,075
Consumer credit card	8	5	12	25	948	—	948
Other consumer	14	5	4	23	1,161	—	1,161
Total consumer	286	146	344	776	28,384	257	28,641
	$378	$193	$362	$933	$73,527	$1,082	$74,609

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of September 30, 2014 and December 31, 2013. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans (including those less than $2.5 million), excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$238	$51	$187	$18	$169	$72	51.7%
Commercial real estate mortgage—owner-occupied	310	32	278	42	236	87	38.4
Commercial real estate construction—owner-occupied	2	—	2	—	2	1	50.0
Total commercial	550	83	467	60	407	160	44.2
Commercial investor real estate mortgage	177	44	133	13	120	36	45.2
Commercial investor real estate construction	10	8	2	—	2	1	90.0
Total investor real estate	187	52	135	13	122	37	47.6
Residential first mortgage	88	27	61	—	61	8	39.8
Home equity	24	7	17	—	17	1	33.3
Total consumer	112	34	78	—	78	9	38.4
	$849	$169	$680	$73	$607	$206	44.2%

	Accruing Impaired Loans As of September 30, 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$102	$3	$99	$21	23.5%
Commercial real estate mortgage—owner-occupied	177	8	169	22	16.9
Commercial real estate construction—owner-occupied	23	—	23	1	4.3
Total commercial	302	11	291	44	18.2
Commercial investor real estate mortgage	298	10	288	35	15.1
Commercial investor real estate construction	43	—	43	8	18.6
Total investor real estate	341	10	331	43	15.5
Residential first mortgage	399	8	391	55	15.8
Home equity	365	6	359	15	5.8
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	18	—	18	—	—
Total consumer	785	14	771	70	10.7
	$1,428	$35	$1,393	$157	13.4%

	Total Impaired Loans As of September 30, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$340	$54	$286	$18	$268	$93	43.2%
Commercial real estate mortgage—owner-occupied	487	40	447	42	405	109	30.6
Commercial real estate construction—owner-occupied	25	—	25	—	25	2	8.0
Total commercial	852	94	758	60	698	204	35.0
Commercial investor real estate mortgage	475	54	421	13	408	71	26.3
Commercial investor real estate construction	53	8	45	—	45	9	32.1
Total investor real estate	528	62	466	13	453	80	26.9
Residential first mortgage	487	35	452	—	452	63	20.1
Home equity	389	13	376	—	376	16	7.5
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	18	—	18	—	18	—	—
Total consumer	897	48	849	—	849	79	14.2
	$2,277	$204	$2,073	$73	$2,000	$363	24.9%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$280	$48	$232	$45	$187	$72	42.9%
Commercial real estate mortgage—owner-occupied	343	40	303	54	249	92	38.5
Commercial real estate construction—owner-occupied	17	—	17	—	17	8	47.1
Total commercial	640	88	552	99	453	172	40.6
Commercial investor real estate mortgage	306	68	238	17	221	68	44.4
Commercial investor real estate construction	15	5	10	—	10	3	53.3
Total investor real estate	321	73	248	17	231	71	44.9
Residential first mortgage	112	37	75	—	75	12	43.8
Home equity	17	—	17	—	17	1	5.9
Total consumer	129	37	92	—	92	13	38.8
	$1,090	$198	$892	$116	$776	$256	41.7%

	Accruing Impaired Loans As of December 31, 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$245	$2	$243	$34	14.7%
Commercial real estate mortgage—owner-occupied	209	7	202	23	14.4
Commercial real estate construction—owner-occupied	25	—	25	1	4.0
Total commercial	479	9	470	58	14.0
Commercial investor real estate mortgage	435	11	424	39	11.5
Commercial investor real estate construction	89	—	89	8	9.0
Total investor real estate	524	11	513	47	11.1
Residential first mortgage	397	8	389	60	17.1
Home equity	373	—	373	24	6.4
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	26	—	26	1	3.8
Total consumer	799	8	791	85	11.6
	$1,802	$28	$1,774	$190	12.1%

	Total Impaired Loans As of December 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$525	$50	$475	$45	$430	$106	29.7%
Commercial real estate mortgage—owner-occupied	552	47	505	54	451	115	29.3
Commercial real estate construction—owner-occupied	42	—	42	—	42	9	21.4
Total commercial	1,119	97	1,022	99	923	230	29.2
Commercial investor real estate mortgage	741	79	662	17	645	107	25.1
Commercial investor real estate construction	104	5	99	—	99	11	15.4
Total investor real estate	845	84	761	17	744	118	23.9
Residential first mortgage	509	45	464	—	464	72	23.0
Home equity	390	—	390	—	390	25	6.4
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	26	—	26	—	26	1	3.8
Total consumer	928	45	883	—	883	98	15.4
	$2,892	$226	$2,666	$116	$2,550	$446	23.2%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2014 and 2013. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$296	$2	$636	$4	$382	$7	$649	$10
Commercial real estate mortgage—owner-occupied	464	2	551	2	491	9	598	8
Commercial real estate construction—owner-occupied	30	1	40	—	36	1	38	1
Total commercial	790	5	1,227	6	909	17	1,285	19
Commercial investor real estate mortgage	446	4	940	7	532	18	1,071	24
Commercial investor real estate construction	44	—	108	1	68	2	121	5
Total investor real estate	490	4	1,048	8	600	20	1,192	29
Residential first mortgage	451	3	1,163	9	454	10	1,176	28
Home equity	379	5	401	5	383	15	411	16
Indirect	1	—	1	—	1	—	1	—
Consumer credit card	2	—	2	—	2	—	1	—
Other consumer	19	—	30	1	22	1	34	2
Total consumer	852	8	1,597	15	862	26	1,623	46
Total impaired loans	$2,132	$17	$3,872	$29	$2,371	$63	$4,100	$94

In addition to the impaired loans detailed in the tables above, there were approximately $38 million in non-performing loans classified as held for sale at September 30, 2014, compared to $82 million at December 31, 2013. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the three months ended September 30, 2014 and 2013, approximately $36 million and $27 million, respectively, in non-performing loans were transferred to held for sale; these amounts are net of charge-offs of $11 million and $14 million, respectively, recorded upon transfer. During the nine months ended September 30, 2014 and 2013, approximately $69 million and $96 million, respectively, in non-performing loans were transferred to held for sale; these amounts are net of charge-offs of $26 million and $55 million, respectively, recorded upon transfer. At September 30, 2014 and December 31, 2013, non-accrual loans including loans held for sale totaled $875 million and $1.2 billion, respectively.
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
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At September 30, 2014, approximately $73 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At September 30, 2014, approximately $8 million in home equity first lien TDRs were in excess of 180 days past due and approximately $6 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $316 million and $607 million for the nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	67	$72	$2
Commercial real estate mortgage—owner-occupied	61	49	1
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	128	121	3
Commercial investor real estate mortgage	43	66	1
Commercial investor real estate construction	8	24	1
Total investor real estate	51	90	2
Residential first mortgage	144	26	4
Home equity	142	8	—
Consumer credit card	40	1	—
Indirect and other consumer	77	1	—
Total consumer	403	36	4
	582	$247	$9

	Three Months Ended September 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	109	$135	$1
Commercial real estate mortgage—owner-occupied	93	78	1
Commercial real estate construction—owner-occupied	2	3	—
Total commercial	204	216	2
Commercial investor real estate mortgage	98	173	1
Commercial investor real estate construction	21	25	—
Total investor real estate	119	198	1
Residential first mortgage	293	47	5
Home equity	172	10	1
Consumer credit card	57	1	—
Indirect and other consumer	76	1	—
Total consumer	598	59	6
	921	$473	$9

	Nine Months Ended September 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	216	$236	$4
Commercial real estate mortgage—owner-occupied	218	196	4
Commercial real estate construction—owner-occupied	3	3	—
Total commercial	437	435	8
Commercial investor real estate mortgage	193	274	5
Commercial investor real estate construction	36	39	1
Total investor real estate	229	313	6
Residential first mortgage	408	71	11
Home equity	481	28	—
Consumer credit card	104	1	—
Indirect and other consumer	194	3	—
Total consumer	1,187	103	11
	1,853	$851	$25

	Nine Months Ended September 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	335	$445	$2
Commercial real estate mortgage—owner-occupied	272	251	3
Commercial real estate construction—owner-occupied	5	30	—
Total commercial	612	726	5
Commercial investor real estate mortgage	321	569	3
Commercial investor real estate construction	64	77	—
Total investor real estate	385	646	3
Residential first mortgage	965	169	19
Home equity	451	29	3
Consumer credit card	202	3	—
Indirect and other consumer	234	3	—
Total consumer	1,852	204	22
	2,849	$1,576	$30

Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the three and nine months ended September 30, 2014 and 2013, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$2	$1	$48	$29
Commercial real estate mortgage—owner-occupied	10	5	17	28
Total commercial	12	6	65	57
Commercial investor real estate mortgage	1	5	5	60
Commercial investor real estate construction	—	19	1	24
Total investor real estate	1	24	6	84
Residential first mortgage	2	11	14	40
Home equity	—	1	2	4
Total consumer	2	12	16	44
	$15	$42	$87	$185
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At September 30, 2014, approximately $73 million of commercial and investor real estate loans modified in a TDR during the three months ended September 30, 2014 were on non-accrual status. Approximately 13.1 percent of this amount was 90 days past due.
At September 30, 2014, Regions had restructured binding unfunded commitments totaling $151 million where a concession was granted and the borrower was in financial difficulty.

NOTE 5. SERVICING OF FINANCIAL ASSETS
RESIDENTIAL MORTGAGE BANKING ACTIVITIES
The fair value of residential mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of residential mortgage servicing rights. The Company compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience.
The table below presents an analysis of residential mortgage servicing rights under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions)
Carrying value, beginning of period	$276	$276	$297	$191
Additions	9	13	24	73
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(3)	—	(28)	45
Economic amortization associated with borrower repayments	(5)	(8)	(16)	(28)
Carrying value, end of period	$277	$281	$277	$281
On March 29, 2013, the Company completed a transaction to purchase the rights to service approximately $3 billion in residential mortgage loans. The residential mortgage servicing rights asset was increased by the purchase price of approximately $28 million in the first quarter of 2013.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential mortgage servicing rights (excluding related derivative instruments) are as follows:

	September 30
	2014	2013
	(Dollars in millions)
Unpaid principal balance	$26,943	$28,234
Weighted-average prepayment speed (CPR; percentage)	10.9%	9.4%
Estimated impact on fair value of a 10% increase	$(15)	$(12)
Estimated impact on fair value of a 20% increase	$(28)	$(24)
Option-adjusted spread (basis points)	789	1,014
Estimated impact on fair value of a 10% increase	$(8)	$(10)
Estimated impact on fair value of a 20% increase	$(17)	$(20)
Weighted-average coupon interest rate	4.5%	4.5%
Weighted-average remaining maturity (months)	279	279
Weighted-average servicing fee (basis points)	27.8	27.7
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the residential mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions)
Servicing related fees and other ancillary income	$21	$22	$64	$64
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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions)
Beginning balance	$34	$40	$39	$40
Additions (reductions), net	(5)	8	(3)	23
Losses	(1)	(8)	(8)	(23)
Ending balance	$28	$40	$28	$40
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
As of September 30, 2014, the DUS servicing portfolio remained at approximately $1.0 billion, and the related commercial MSRs and DUS license intangible asset were approximately $12 million and $15 million, respectively.
Commercial MSRs are recorded in other assets on the Consolidated Balance Sheets at the lower of cost or market and are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Regions will periodically evaluate its commercial MSRs for impairment.
The intangible asset associated with the DUS license purchased is recorded in other identifiable intangible assets on the Consolidated Balance Sheets, and is a non-amortizing intangible asset. This investment will be evaluated for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment is presented as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Business Services	$2,552	$2,552
Consumer Services	1,797	1,797
Wealth Management	467	467
	$4,816	$4,816

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
During the third quarter of 2014, Regions assessed events and circumstances for all three reporting units as of September 30, 2014 and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Results of the 2013 annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying values as of September 30, 2014. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2014 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of September 30, 2014:

	As of September 30, 2014
	Issuance Date	Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	$500	$427	6.375%
Series B	4/29/2014	9/15/2024	500	473	6.375%	(1)
			$1,000	$900
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during each of the first, second, and third quarters of both 2014 and 2013. There were no cash dividends on Series B Preferred Stock during the second quarter of 2014 because the initial quarterly dividend was declared on July 17, 2014. Series B Preferred Stock dividends were $12 million for the third quarter of 2014. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
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
During the first quarter of 2014, Regions received no objection to its 2014 capital plan from the Federal Reserve that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 24, 2014, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.05 per share effective with the quarterly dividend to be paid in July 2014. The Board also authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There were no shares repurchased under this plan as of September 30, 2014. However, the Company began purchasing shares in October 2014, and as of November 4, 2014, Regions had repurchased approximately 11.6 million shares of common stock at a total cost of approximately $114.7 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
The Board of Directors declared a $0.05 per share cash dividend on common stock for the second and third quarters of 2014, and a $0.03 per share cash dividend for the first quarter of 2014, totaling $0.13 per share cash dividend for the first nine months of 2014. The Board of Directors declared a $0.03 per share cash dividend on common stock for the second and third quarters of 2013 and a $0.01 per share cash dividend for the first quarter of 2013, totaling $0.07 per share cash dividend for the first nine months of 2013.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables:

	Three Months Ended September 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(60)	$203	$44	$(239)	$(52)
Net change	2	(92)	(37)	5	(122)
End of period	$(58)	$111	$7	$(234)	$(174)

	Three Months Ended September 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(68)	$—	$35	$(445)	$(478)
Net change	2	41	12	12	67
End of period	$(66)	$41	$47	$(433)	$(411)

	Nine Months Ended September 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(64)	$(22)	$15	$(248)	$(319)
Net change	6	133	(8)	14	145
End of period	$(58)	$111	$7	$(234)	$(174)

	Nine Months Ended September 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$—	$436	$93	$(464)	$65
Net change	(66)	(395)	(46)	31	(476)
End of period	$(66)	$41	$47	$(433)	$(411)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(4)	Net interest income
	1	2	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$7	$3	Securities gains, net
	(2)	(1)	Tax (expense) or benefit
	$5	$2	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$34	$26	Net interest income
	(13)	(10)	Tax (expense) or benefit
	$21	$16	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$—	$—	(2)
Actuarial gains/(losses)	(7)	(19)	(2)
	(7)	(19)	Total before tax
	2	7	Tax (expense) or benefit
	$(5)	$(12)	Net of tax

Total reclassifications for the period	$19	$4	Net of tax

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(10)	$(4)	Net interest income
	4	2	Tax (expense) or benefit
	$(6)	$(2)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$15	$26	Securities gains, net
	(5)	(9)	Tax (expense) or benefit
	$10	$17	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$91	$58	Net interest income
	(35)	(22)	Tax (expense) or benefit
	$56	$36	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$(1)	$—	(2)
Actuarial gains/(losses)	(18)	(52)	(2)
	(19)	(52)	Total before tax
	6	19	Tax (expense) or benefit
	$(13)	$(33)	Net of tax

Total reclassifications for the period	$47	$18	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$322	$293	$928	$894
Preferred stock dividends	(20)	(8)	(36)	(24)
Income from continuing operations available to common shareholders	302	285	892	870
Income (loss) from discontinued operations, net of tax	3	—	16	1
Net income available to common shareholders	$305	$285	$908	$871
Denominator:
Weighted-average common shares outstanding—basic	1,378	1,388	1,378	1,401
Potential common shares	11	17	12	14
Weighted-average common shares outstanding—diluted	1,389	1,405	1,390	1,415
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.22	$0.21	$0.65	$0.62
Diluted	0.22	0.20	0.64	0.61
Earnings (loss) per common share from discontinued operations(1):
Basic	0.00	(0.00)	0.01	0.00
Diluted	0.00	(0.00)	0.01	0.00
Earnings per common share(1):
Basic	0.22	0.21	0.66	0.62
Diluted	0.22	0.20	0.65	0.62
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three months ended September 30, 2014 due to a net loss.
The effect from the assumed exercise of 23 million and 24 million stock options for the three and nine months ended September 30, 2014, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 24 million and 25 million stock options for the three and nine months ended September 30, 2013, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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

Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board of Directors, and are paid upon vesting of the award. Upon adoption of the 2010 LTIP, Regions closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 42 million at September 30, 2014.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Nine Months Ended September 30
	2014		2013
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	32,127,235	$22.81	38,258,204	$23.09
Granted	—	—	—	—
Exercised	(2,166,521)	4.52	(810,936)	5.22
Canceled/Forfeited	(4,486,405)	30.44	(3,699,256)	25.91
Outstanding at end of period	25,474,309	$23.02	33,748,012	$23.21
Exercisable at end of period	25,474,309	$23.02	33,277,791	$23.45
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During the first nine months of 2014 and 2013, Regions made restricted stock grants that vest upon service conditions and restricted stock unit and performance stock unit grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Nine Months Ended September 30
	2014		2013
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,212,198	$6.83	11,945,179	$6.15
Granted	5,368,113	11.22	6,327,865	8.04
Vested	(2,623,699)	6.82	(1,481,659)	6.75
Forfeited	(459,102)	8.06	(375,850)	6.38
Non-vested at end of period	18,497,510	$8.07	16,415,535	$6.82

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

Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended September 30
	2014	2013	2014	2013	2014	2013
	(In millions)
Service cost	$9	$9	$1	$1	$10	$10
Interest cost	21	21	2	2	23	23
Expected return on plan assets	(34)	(33)	—	—	(34)	(33)
Amortization of actuarial loss	6	18	1	1	7	19
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$2	$15	$4	$4	$6	$19

	Qualified Plan		Non-qualified Plans		Total
	Nine Months Ended September 30
	2014	2013	2014	2013	2014	2013
	(In millions)
Service cost	$25	$28	$3	$3	$28	$31
Interest cost	65	63	5	4	70	67
Expected return on plan assets	(103)	(99)	—	—	(103)	(99)
Amortization of actuarial loss	16	50	2	2	18	52
Amortization of prior service cost	—	—	1	—	1	—
Settlement charge	—	—	3	—	3	—
Net periodic pension cost	$3	$42	$14	$9	$17	$51

The settlement charge relates to the settlement of liabilities under the SERP for certain executive officers during the second quarter of 2014.
Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. During the third quarter of 2014, Regions made a contribution of approximately $3 million to the plan.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2014 or 2013.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,388	$15	$29	$4,241	$70	$29
Derivatives in cash flow hedging relationships:
Interest rate swaps	7,550	10	59	5,800	5	80
Total derivatives designated as hedging instruments	$10,938	$25	$88	$10,041	$75	$109
Derivatives not designated as hedging instruments:
Interest rate swaps	$46,606	$858	$914	$46,591	$1,078	$1,142
Interest rate options	3,085	12	2	2,865	9	4
Interest rate futures and forward commitments	18,101	1	3	13,357	9	2
Other contracts	2,678	51	43	2,535	48	44
Total derivatives not designated as hedging instruments	$70,470	$922	$962	$65,348	$1,144	$1,192
Total derivatives	$81,408	$947	$1,050	$75,389	$1,219	$1,301
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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

Regions recognized an unrealized after-tax gain of $40 million and $70 million in accumulated other comprehensive income (loss) at September 30, 2014 and 2013, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $14 million and $12 million during the three months ended September 30, 2014 and 2013, respectively, and pre-tax income of $37 million and $35 million during the nine months ended September 30, 2014 and 2013, respectively, related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $120 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $44 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of September 30, 2014.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended September 30			Three Months Ended September 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$4	$11	Interest expense	$7	$1
Debt/CDs	(11)	7	Other non-interest expense	10	(6)
Securities available for sale	(4)	(1)	Interest expense	—	—
Securities available for sale	—	2	Other non-interest expense	(2)	(2)
Total	$(11)	$19		$15	$(7)

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended September 30			Three Months Ended September 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(37)	$10	Interest income on loans	$34	$30
Forward starting swaps	—	2	Interest expense on debt	—	(4)
Total	$(37)	$12		$34	$26

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Nine Months Ended September 30			Nine Months Ended September 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$19	$47	Interest expense	$15	$6
Debt/CDs	(25)	(65)	Other non-interest expense	27	58
Securities available for sale	(12)	(2)	Interest expense	—	—
Securities available for sale	(32)	16	Other non-interest expense	25	(17)
Total	$(50)	$(4)		$67	$47

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Nine Months Ended September 30			Nine Months Ended September 30
	2014	2013		2014	2013
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(11)	$(53)	Interest income on loans	$96	$70
Forward starting swaps	3	7	Interest expense on debt	(5)	(12)
Total	$(8)	$(46)		$91	$58
____
(1) After-tax
(2) Pre-tax
(3) All cash flow hedges were highly effective for all periods presented, and the change in fair value attributed to hedge ineffectiveness was not material.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is primarily used to help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is evaluated by the Company and monitored by the asset/liability management process. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2014 and December 31, 2013, Regions had $312 million and $267 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At September 30, 2014 and December 31, 2013, Regions had $697 million and $636 million, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for residential mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its residential mortgage servicing rights. As of both September 30, 2014 and December 31, 2013, the total notional amount related to these contracts was $3.4 billion.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$5	$5	$10	$17
Interest rate options	—	—	—	2
Interest rate futures and forward commitments	1	—	—	1
Other contracts	2	1	8	10
Total capital markets fee income and other	8	6	18	30
Mortgage income:
Interest rate swaps	1	1	19	(26)
Interest rate options	(3)	9	3	(10)
Interest rate futures and forward commitments	9	(59)	1	(28)
Total mortgage income	7	(49)	23	(64)
	$15	$(43)	$41	$(34)
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at September 30, 2014 and December 31, 2013, totaled approximately $343 million and $453 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2015 and 2020. Credit derivatives whereby Regions has sold credit protection have maturities between 2015 and 2020. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2014 was approximately $60 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2014 and 2013 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2014 and December 31, 2013, was $294 million and $364 million, respectively, for which Regions had posted collateral of $311 million and $409 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of September 30, 2014 and December 31, 2013.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Gross amounts subject to offsetting	$903	$1,165	$1,000	$1,257
Gross amounts not subject to offsetting	44	54	50	44
Gross amounts recognized	947	1,219	1,050	1,301
Gross amounts offset in the consolidated balance sheets(1)	595	774	966	1,233
Net amounts presented in the consolidated balance sheets	352	445	84	68
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	9	10	—	—
Cash collateral received/posted	—	—	52	24
Net amounts	$343	$435	$32	$44
________

(1)
At September 30, 2014, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $24 million and cash collateral posted of $396 million. At December 31, 2013, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $42 million and cash collateral posted of $501 million.

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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2014 and 2013. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$103	$—	$—	$103	$111	$—	$—	$111
Securities available for sale:
U.S. Treasury securities	$61	$—	$—	$61	$56	$—	$—	$56
Federal agency securities	—	69	—	69	—	89	—	89
Obligations of states and political subdivisions	—	3	—	3	—	5	—	5
Mortgage-backed securities (MBS):
Residential agency	—	16,520	—	16,520	—	15,677	—	15,677
Residential non-agency	—	—	9	9	—	—	9	9
Commercial agency	—	1,603	—	1,603	—	935	—	935
Commercial non-agency	—	1,488	—	1,488	—	1,211	—	1,211
Corporate and other debt securities	—	1,991	3	1,994	—	2,825	2	2,827
Equity securities(1)	139	—	—	139	137	—	—	137
Total securities available for sale	$200	$21,674	$12	$21,886	$193	$20,742	$11	$20,946
Mortgage loans held for sale	$—	$456	$—	$456	$—	$429	$—	$429
Residential mortgage servicing rights	$—	$—	$277	$277	$—	$—	$297	$297
Derivative assets:
Interest rate swaps	$—	$883	$—	$883	$—	$1,153	$—	$1,153
Interest rate options	—	3	9	12	—	4	5	9
Interest rate futures and forward commitments	—	1	—	1	—	9	—	9
Other contracts	—	51	—	51	—	48	—	48
Total derivative assets	$—	$938	$9	$947	$—	$1,214	$5	$1,219
Derivative liabilities:
Interest rate swaps	$—	$1,002	$—	$1,002	$—	$1,251	$—	$1,251
Interest rate options	—	2	—	2	—	4	—	4
Interest rate futures and forward commitments	—	3	—	3	—	2	—	2
Other contracts	—	43	—	43	—	44	—	44
Total derivative liabilities	$—	$1,050	$—	$1,050	$—	$1,301	$—	$1,301
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$37	$37	$—	$—	$596	$596
Foreclosed property and other real estate	—	34	8	42	—	49	18	67
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $477 million and $16 million at September 30, 2014 and $472 million and $67 million at December 31, 2013, respectively.
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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at September 30, 2014 and 2013 are not material.

	Three Months Ended September 30, 2014

	Opening Balance July 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	1	—	—	—	—	—	3
Total securities available for sale	$11	—		—	1	—	—	—	—	—	$12
Residential mortgage servicing rights	$276	(8)	(1)	—	9	—	—	—	—	—	$277
Total interest rate options derivatives, net	$12	20	(1)	—	—	—	—	(23)	—	—	$9

	Three Months Ended September 30, 2013

	Opening Balance July 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$11	—		—	—	—	—	(1)	—	—	$10
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$13	—		—	—	—	—	(1)	—	—	$12
Residential mortgage servicing rights	$276	(9)	(1)	—	14	—	—	—	—	—	$281
Total interest rate options derivatives, net	$2	24	(1)	—	—	—	—	(14)	—	—	$12

	Nine Months Ended September 30, 2014

	Opening Balance January 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	4	—	—	(3)	—	—	3
Total securities available for sale	$11	—		—	4	—	—	(3)	—	—	$12
Residential mortgage servicing rights	$297	(44)	(1)	—	24	—	—	—	—	—	$277
Total interest rate options derivatives, net	$5	70	(1)	—	—	—	—	(66)	—	—	$9

	Nine Months Ended September 30, 2013

	Opening Balance January 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(3)	—	—	$10
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(3)	—	—	$12
Residential mortgage servicing rights	$191	17	(1)	—	73	—	—	—	—	—	$281
Total interest rate options derivatives, net	$22	65	(1)	—	—	—	—	(75)	—	—	$12
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions)
Loans held for sale	$(11)	$(16)	$(34)	$(58)
Foreclosed property and other real estate	(4)	(8)	(18)	(27)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2014 and December 31, 2013. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at September 30, 2014 and December 31, 2013 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	September 30, 2014
	Level 3 Estimated Fair Value at September 30, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.3% - 49.8% (12.8%)
			Weighted-average prepayment speed (CPR; percentage)	6.1% - 13.3% (9.5%)
			Probability of default	1.4%
			Loss severity	36.8%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.8% - 99.9% (99.8%)
			Comparability adjustments	0.07%
Residential mortgage servicing rights(1)	$277	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.2% - 25.2% (10.9%)
			Option-adjusted spread (percentage)	6.4% - 13.5% (7.9%)
Derivative assets:
Interest rate options	$9	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.2% - 25.2% (10.9%)
			Option-adjusted spread (percentage)	6.4% - 13.5% (7.9%)
			Pull-through	45.9% - 99.1% (85.6%)
Nonrecurring fair value measurements:
Loans held for sale	$37
Commercial and investor real estate loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans
			Appraisal comparability adjustment (discount)	13.3% - 97.2% (50.8%)
Foreclosed property and other real estate	$8	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 100.0% (44.2%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2013
	Level 3 Estimated Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (14.9%)
			Weighted-average prepayment speed (CPR; percentage)	8.6% - 13.1% (10.0%)
			Probability of default	1.3%
			Loss severity	38.4%
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.0% - 100.0% (99.6%)
			Comparability adjustments	0.96%
Residential mortgage servicing rights(1)	$297	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
Derivative assets:
Interest rate options	$5	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
			Pull-through	10.8% - 99.7% (32.2%)
Nonrecurring fair value measurements:
Loans held for sale	$61
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
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

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
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential mortgage servicing rights ("MSR") are option adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions. See Note 5 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2014			December 31, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$456	$441	$15	$429	$424	$5
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2014 and 2013, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In millions)
Net gains (losses) resulting from changes in fair value	$(6)	$38	$11	$(24)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2014 are as follows:

	September 30, 2014
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,783	$4,783	$4,783	$—	$—
Trading account securities	103	103	103	—	—
Securities held to maturity	2,222	2,224	1	2,223	—
Securities available for sale	22,379	22,379	200	22,167	12
Loans held for sale	504	504	—	456	48
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	73,695	68,691	—	—	68,691
Other interest-earning assets	91	91	—	91	—
Derivative assets	947	947	—	938	9
Financial liabilities:
Derivative liabilities	1,050	1,050	—	1,050	—
Deposits	94,130	94,104	—	94,104	—
Short-term borrowings	1,893	1,893	—	1,893	—
Long-term borrowings	3,813	4,172	—	3,813	359
Loan commitments and letters of credit	103	578	—	—	578
Indemnification obligation	208	193	—	—	193

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2014 was $5.0 billion or 6.8 percent.

(3)	Excluded from this table is the lease carrying amount of $1.7 billion at September 30, 2014.

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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2014
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$453	$455	$43	$(130)	$821	$—	$821
Provision (credit) for loan losses	27	48	—	(51)	24	—	24
Non-interest income	130	250	90	8	478	19	497
Non-interest expense	241	455	111	19	826	14	840
Income (loss) before income taxes	315	202	22	(90)	449	5	454
Income tax expense (benefit)	120	77	8	(78)	127	2	129
Net income (loss)	$195	$125	$14	$(12)	$322	$3	$325
Average assets	$53,266	$28,781	$2,933	$33,808	$118,788	$—	$118,788

	Three Months Ended September 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$472	$460	$44	$(152)	$824	$—	$824
Provision (credit) for loan losses	40	67	6	(95)	18	—	18
Non-interest income	114	270	112	(1)	495	—	495
Non-interest expense	252	496	114	22	884	1	885
Income (loss) before income taxes	294	167	36	(80)	417	(1)	416
Income tax expense (benefit)	112	63	14	(65)	124	(1)	123
Net income (loss)	$182	$104	$22	$(15)	$293	$—	$293
Average assets	$52,568	$28,972	$3,002	$32,375	$116,917	$—	$116,917

	Nine Months Ended September 30, 2014
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,361	$1,360	$129	$(391)	$2,459	$—	$2,459
Provision (credit) for loan losses	79	143	1	(162)	61	—	61
Non-interest income	349	739	273	12	1,373	19	1,392
Non-interest expense	763	1,336	322	42	2,463	(7)	2,456
Income (loss) before income taxes	868	620	79	(259)	1,308	26	1,334
Income tax expense (benefit)	330	235	30	(215)	380	10	390
Net income (loss)	$538	$385	$49	$(44)	$928	$16	$944
Average assets	$53,182	$28,662	$2,954	$33,409	$118,207	$—	$118,207

	Nine Months Ended September 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,395	$1,383	$135	$(483)	$2,430	$—	$2,430
Provision (credit) for loan losses	205	215	18	(379)	59	—	59
Non-interest income	343	822	290	38	1,493	—	1,493
Non-interest expense	718	1,442	328	122	2,610	(1)	2,609
Income (loss) before income taxes	815	548	79	(188)	1,254	1	1,255
Income tax expense (benefit)	310	208	30	(188)	360	—	360
Net income	$505	$340	$49	$—	$894	$1	$895
Average assets	$49,081	$29,010	$3,039	$36,958	$118,088	$—	$118,088
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2014	December 31, 2013
	(In millions)
Unused commitments to extend credit	$42,657	$41,885
Standby letters of credit	1,608	1,629
Commercial letters of credit	47	36
Liabilities associated with standby letters of credit	37	37
Assets associated with standby letters of credit	36	38
Reserve for unfunded credit commitments	65	78
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $208 million and an estimated fair value of approximately $193 million as of September 30, 2014 (see Note 12).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $170 million as of September 30, 2014, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. As available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama (the “District Court”) against Regions and certain former officers of Regions (the "2010 Claim"). The 2010 Claim alleges violations of the federal securities laws, including allegations that materially false and misleading statements were included in filings made with the Securities and Exchange Commission ("SEC"). The plaintiffs have requested equitable relief and unspecified monetary damages. In June 2011, the trial court denied Regions’ motion to dismiss the 2010 Claim. In June 2012, the trial court granted class certification. The Eleventh Circuit Court of Appeals on September 5, 2014, vacated certification in part and remanded the 2010 Claim to District Court for further review of the class certification issue.
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

The SEC and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for March 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The trial date which was originally set for September 2014 has been postponed and a new date has not been scheduled at this time. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which are pending in various stages. These matters are subject to the indemnification agreement with Raymond James.
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
In 2013, Regions received investigative requests from government agencies regarding its residential mortgage loan origination, underwriting and quality control practices for Federal Housing Administration insured loans made by Regions. More recently, in September 2014, Regions received an investigative request from the Office of Inspector General of the Federal Housing Finance Agency regarding its residential mortgage loan origination, underwriting and quality control practices for loans Regions sold to Fannie Mae and Freddie Mac. These inquiries are part of industry-wide investigations, and Regions is cooperating with the inquiries. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. The Company cannot predict the ultimate outcome of the investigations concerning its practices, however it is possible that these investigations could result in the payment of a monetary penalty which may adversely affect results of operations.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of September 30, 2014, the carrying value of the indemnification obligation was approximately $208 million.

VISA INDEMNIFICATION
As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).
A portion of Visa's proceeds from its initial public offering ("IPO") was escrowed to fund the covered litigation. During the first quarter of 2013, Visa made a settlement payment related to the covered litigation which reduced Regions' share of the escrow account to approximately zero at March 31, 2013. Regions made a corresponding adjustment to reduce its liability to approximately zero at March 31, 2013. The balances related to the escrow and the corresponding liability are approximately zero as of September 30, 2014. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account via reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.
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
In January 2014, the FASB issued new accounting guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to other real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed residential real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. Regions believes that adoption of this guidance will not have a material impact to its consolidated financial statements.
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
In August 2014, the FASB issued new accounting guidance regarding the classification and measurement of foreclosed mortgage loans that are guaranteed by the government (including loans guaranteed by the FHA and the VA). The guidance addresses diversity in practice by requiring creditors to derecognize the mortgage loan upon foreclosure and to recognize a separate other receivable if the following conditions are met: (a) the government guarantee of the loan is not separable from the loan before foreclosure; (b) upon foreclosure, the creditor has the intent to convey the real estate to the guarantor and to make a claim on the guarantee, and also has the ability to make a recovery under the claim; and (c) claim amounts based on the fair value of the property are fixed upon foreclosure. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The transition method applied should be the same as the transition method applied upon implementation of the new accounting guidance issued in January 2014, described above, regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. Early adoption is permitted. Regions believes that adoption of this guidance will not have a material impact to its consolidated financial statements.
In August 2014, the FASB issued new accounting guidance to offer a measurement alternative for reporting entities that consolidate a collateralized financing entity ("CFE") in which the financial assets and financial liabilities are measured at fair value, with changes in fair values reflected in earnings. Under the measurement alternative, the reporting entity could elect to measure both the CFE’s financial assets and financial liabilities using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.

In August 2014, the FASB issued new accounting guidance that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance is intended to incorporate into GAAP a requirement that management perform a going concern evaluation similar to the auditor’s evaluation required by standards issued by the Public Company Accounting Oversight Board ("PCAOB") and American Institute of Certified Public Accountants ("AICPA"). The guidance is effective for all entities for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. Early application is permitted. Regions believes the adoption of this guidance will not have a material impact upon adoption.
Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the first quarter of 2014 is included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or “the Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2013, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of September 30, 2014 compared to December 31, 2013.
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
Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2014, Regions operated 1,671 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three reportable business segments: Business Services, Consumer Services, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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
THIRD QUARTER OVERVIEW
Regions reported net income available to common shareholders of $305 million, or $0.22 per diluted share, in the third quarter of 2014 compared to net income available to common shareholders of $285 million, or $0.20 per diluted share, in the third quarter of 2013. Lower non-interest expenses were partially offset by lower non-interest income compared to the prior year period.

For the third quarter of 2014, net interest income (taxable-equivalent basis) from continuing operations totaled $837 million, essentially flat compared to the third quarter of 2013. The net interest margin (taxable-equivalent basis) was 3.18 percent for the third quarter of 2014 and 3.24 percent in the third quarter of 2013. Although the average balance of loans has increased for the third quarter of 2014 compared to the third quarter of 2013, loan yields declined. The average balance of other interest-earning assets, which consists primarily of excess cash held at the Federal Reserve, also increased during this period, but continues to yield only 25 basis points. Rates paid on interest-bearing liabilities also declined during this period, but not enough to offset the reduction in yields on earning assets. These factors collectively drove the 6 basis point compression in net interest margin. Total deposit costs were 11 basis points for the third quarter of 2014, as compared to 13 basis points for the third quarter of 2013. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 30 basis points for the third quarter of 2014, as compared to 35 basis points for the third quarter of 2013.
The provision for loan losses totaled $24 million in the third quarter of 2014 compared to $18 million during the third quarter of 2013. Credit metrics, including net charge-offs and non-accrual loan balances, showed continued improving trends through the first nine months of 2014 compared to 2013.
Net charge-offs totaled $75 million, or an annualized 0.39 percent of average loans, in the third quarter of 2014, compared to $114 million, or an annualized 0.60 percent for the third quarter of 2013. Net charge-offs were lower across most major loan categories when comparing the third quarter of 2014 period to the prior year period.
The allowance for loan losses at September 30, 2014 was 1.54 percent of total loans, net of unearned income, compared to 1.80 percent at December 31, 2013. Total non-performing assets were $1.0 billion at September 30, 2014, compared to $1.3 billion at December 31, 2013.
Non-interest income from continuing operations for the third quarter of 2014 was $478 million, compared to $495 million for the third quarter of 2013. During the third quarter of 2013, the Company divested a non-core portion of a Wealth Management business which resulted in a pre-tax gain of $24 million, and during the third quarter of 2014, certain leveraged leases were terminated resulting in a $9 million pre-tax gain.
Total non-interest expense from continuing operations was $826 million in the third quarter of 2014, a $58 million decrease from the third quarter of 2013, driven primarily by decreased deposit administration fees and a benefit in the provision for unfunded credit losses.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
TOTAL ASSETS
Regions’ total assets at September 30, 2014 were $119.2 billion, compared to $117.4 billion at December 31, 2013. The increase in total assets from year-end 2013 resulted primarily from a $2.0 billion increase in loans and an $894 million increase in securities available for sale. These increases were offset by a $510 million decrease in cash and cash equivalents and a $551 million decrease in loans held for sale as a result of the sale of certain primarily accruing residential first mortgage loans classified as troubled debt restructurings ("TDRs"). See the "Loans Held For Sale" section for further information. Funding for this net asset growth came primarily from increases in low-cost deposits.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	September 30, 2014	December 31, 2013
	(In millions)
U.S. Treasury securities	$62	$57
Federal agency securities	407	425
Obligations of states and political subdivisions	3	5
Mortgage-backed securities:
Residential agency	18,191	17,474
Residential non-agency	9	9
Commercial agency	1,815	1,154
Commercial non-agency	1,488	1,211
Corporate and other debt securities	1,994	2,827
Equity securities	632	676
	$24,601	$23,838
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at September 30, 2014 increased $763 million from year-end 2013 primarily due to market rate improvements in the fair value of the available for sale securities portfolio as well as additional portfolio purchases.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $504 million at September 30, 2014, consisting primarily of $457 million of residential real estate mortgage loans and $38 million of non-performing investor real estate loans. At December 31, 2013, loans held for sale totaled $1.1 billion, consisting primarily of $963 million of residential real estate mortgage loans, including $535 million of certain primarily accruing residential first mortgage loans classified as TDRs that were transferred to loans held for sale in the fourth quarter of 2013, and $82 million of non-performing investor real estate loans. Substantially all of the TDR loans held for sale were sold in the first quarter of 2014. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at September 30, 2014. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2014	December 31, 2013
	(In millions, net of unearned income)
Commercial and industrial	$31,857	$29,413
Commercial real estate mortgage—owner-occupied	8,666	9,495
Commercial real estate construction—owner-occupied	350	310
Total commercial	40,873	39,218
Commercial investor real estate mortgage	4,940	5,318
Commercial investor real estate construction	1,878	1,432
Total investor real estate	6,818	6,750
Residential first mortgage	12,264	12,163
Home equity	10,968	11,294
Indirect	3,543	3,075
Consumer credit card	964	948
Other consumer	1,177	1,161
Total consumer	28,916	28,641
	$76,607	$74,609
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes in Table 2 and explain changes in balances from the 2013 year-end. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At September 30, 2014, commercial loans represented 53 percent of total loans, net of unearned income, investor real estate loans represented 9 percent, residential first mortgage loans totaled 16 percent, home equity lending totaled 14 percent, indirect loans equaled 5 percent, other consumer loans totaled 2 percent and consumer credit card loans made up the remaining 1 percent of loans. Following is a discussion of risk characteristics of each loan type.
Loans, net of unearned income, totaled $76.6 billion at September 30, 2014, an increase of approximately $2.0 billion from year-end 2013 levels. Continued growth in commercial and industrial and indirect auto loan portfolios, along with increases in commercial investor real estate construction loans, more than offset declines in commercial real estate mortgage, investor real estate mortgage and home equity lending during the first nine months of 2014.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased $2.4 billion or 8 percent since year-end due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $829 million or 9 percent from year-end 2013 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During the first nine months of 2014, total commercial loan balances increased approximately $1.7 billion, or 4 percent.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $68 million from 2013 year-end balances.

Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $101 million increase from year-end 2013, as prepayments have slowed. Approximately $277 million of these 10 and 15-year fixed rate loans were retained on the balance sheet through the first nine months of 2014.
Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network. During the first nine months, home equity balances decreased $326 million, driven by continued consumer deleveraging and refinancing.
Indirect—Indirect lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $468 million from year-end 2013, reflecting continued growing demand for automobile loans.
Consumer Credit Card—Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $16 million during the first nine months of 2014.
Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans increased $16 million during the first nine months of 2014.
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
Commercial
The commercial portfolio segment generated the majority of the Company's loan growth in the first nine months of 2014, particularly commercial and industrial loans. Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as disclosed in "Table 11—Selected Industry Balances" in the Annual Report on Form 10-K for the year ended December 31, 2013. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. At September 30, 2014 and December 31, 2013, no single industry exceeded 15 percent of the total commercial portfolio balance.
Home Equity
The home equity portfolio totaled $11.0 billion at September 30, 2014 as compared to $11.3 billion at December 31, 2013. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2014. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 3—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2014	$9	0.10%	$71	0.82%	$80
2015	23	0.27	166	1.93	189
2016	29	0.34	39	0.45	68
2017	5	0.06	12	0.14	17
2018	15	0.17	26	0.30	41
2019-2023	1,211	14.07	1,079	12.53	2,290
2024-2028	2,749	31.94	3,051	35.45	5,800
Thereafter	70	0.81	53	0.62	123
Total	$4,111	47.76%	$4,497	52.24%	$8,608
Of the $11.0 billion home equity portfolio at September 30, 2014, approximately $8.6 billion were home equity lines of credit and $2.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of September 30, 2014, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $8.6 billion of home equity lines of credit as of September 30, 2014, approximately 91 percent require monthly interest-only payments while the remaining approximately 9 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of September 30, 2014, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 58 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of September 30, 2014, approximately $277 million of the home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 23 percent of the entire second lien home equity portfolio as of September 30, 2014. Regions believes that the results related to the non-Regions-serviced first liens would not be significantly different than that of the portfolio which Regions services.
Indirect
Regions re-entered the indirect automotive lending market in October 2010 and has experienced steady portfolio growth. Regions is focused on prudent growth strategies by establishing mutually beneficial, prime lending relationships with a select group of franchised new car dealers. Regions' credit policy stipulates that it originates only prime quality auto loans. Purchased loans, which are primarily prime quality auto loans, are monitored on a regular basis with performance having been consistent with the originated portfolio.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances decreased from 6 percent to 4 percent in the residential first mortgage portfolio and from 13 percent to 7 percent in the home equity portfolio when comparing December 31, 2013 to September 30, 2014, respectively.
Table 4—Estimated Current Loan to Value Ranges

	September 30, 2014			December 31, 2013
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$430	$187	$617	$733	$416	$1,034
80% - 100%	1,695	527	1,107	2,050	737	1,294
Below 80%	9,613	5,210	2,771	8,899	4,646	2,501
Data not available	526	190	359	481	199	467
	$12,264	$6,114	$4,854	$12,163	$5,998	$5,296

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 7 percent of the combined portfolios for both September 30, 2014 and December 31, 2013.
Table 5—Estimated Current FICO Score Ranges

	September 30, 2014
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$869	$354	$338	$330	$45	$77
620 - 680	994	552	504	500	143	137
681-720	1,355	754	631	569	225	176
Above 720	8,036	4,209	3,212	1,969	550	474
Data not available	1,010	245	169	175	1	313
	$12,264	$6,114	$4,854	$3,543	$964	$1,177

	December 31, 2013
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$886	$324	$322	$312	$38	$87
620 - 680	1,022	533	527	470	130	142
681-720	1,341	725	672	511	216	177
Above 720	8,091	4,052	3,491	1,599	563	425
Data not available	823	364	284	183	1	330
	$12,163	$5,998	$5,296	$3,075	$948	$1,161

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
The allowance for loan losses totaled $1.2 billion at September 30, 2014 compared to $1.3 billion at December 31, 2013. The allowance for loan losses as a percentage of net loans was 1.54 percent at September 30, 2014 and 1.80 percent at December 31, 2013. The reserve for unfunded credit commitments was $65 million at September 30, 2014 and $78 million at December 31, 2013. Net charge-offs as a percentage of average loans (annualized) were 0.39 percent and 0.78 percent in the first nine months of 2014 and 2013, respectively. Net charge-offs were lower across most categories, period over period. The provision for loan losses totaled $24 million in the third quarter of 2014 compared to $18 million during the third quarter of 2013. The provision for loan losses totaled $61 million for the nine months ended September 30, 2014 compared to $59 million for the first nine months of 2013. Net charge-offs exceeded the provision for loan losses for the third quarters and first nine months of 2014 and 2013, primarily resulting from continued improving credit metrics such as lower levels of non-accrual and criticized and classified loans, as well as problem loan resolutions.
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

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Nine Months Ended September 30
	2014	2013
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,341	$1,919
Loans charged-off:
Commercial and industrial	80	137
Commercial real estate mortgage—owner-occupied	48	92
Commercial real estate construction—owner-occupied	2	1
Commercial investor real estate mortgage	20	58
Commercial investor real estate construction	1	1
Residential first mortgage	29	57
Home equity	70	125
Indirect	27	23
Consumer credit card	28	29
Other consumer	49	47
	354	570
Recoveries of loans previously charged-off:
Commercial and industrial	40	32
Commercial real estate mortgage—owner-occupied	12	19
Commercial real estate construction—owner-occupied	—	2
Commercial investor real estate mortgage	17	22
Commercial investor real estate construction	4	4
Residential first mortgage	7	4
Home equity	25	27
Indirect	10	8
Consumer credit card	4	3
Other consumer	11	11
	130	132
Net charge-offs:
Commercial and industrial	40	105
Commercial real estate mortgage—owner-occupied	36	73
Commercial real estate construction—owner-occupied	2	(1)
Commercial investor real estate mortgage	3	36
Commercial investor real estate construction	(3)	(3)
Residential first mortgage	22	53
Home equity	45	98
Indirect	17	15
Consumer credit card	24	26
Other consumer	38	36
	224	438
Provision for loan losses	61	59
Allowance for loan losses at September 30	$1,178	$1,540
Reserve for unfunded credit commitments at beginning of year	$78	$83
Provision (credit) for unfunded credit losses	(13)	(9)
Reserve for unfunded credit commitments at September 30	$65	$74
Allowance for credit losses at September 30	$1,243	$1,614
Loans, net of unearned income, outstanding at end of period	$76,607	$75,892
Average loans, net of unearned income, outstanding for the period	$75,940	$74,615
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.54%	2.03%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.41x	1.14x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.39%	0.78%

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
Table 7—Troubled Debt Restructurings

	September 30, 2014		December 31, 2013
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$289	$43	$468	$58
Investor real estate	328	43	511	46
Residential first mortgage	330	46	307	48
Home equity	351	15	361	23
Indirect	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	18	—	26	—
	1,319	147	1,676	175
Non-accrual status or 90 days past due and still accruing:
Commercial	145	47	156	48
Investor real estate	70	17	157	41
Residential first mortgage	122	17	156	24
Home equity	25	1	30	2
	362	82	499	115
Total TDRs - Loans	$1,681	$229	$2,175	$290

TDRs - Held For Sale	13	—	579	—
Total TDRs	$1,694	$229	$2,754	$290
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
Table 8—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2014
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$624	$668
Inflows	155	87
Outflows
Charge-offs	(24)	(9)
Foreclosure	(2)	(3)
Payments, sales and other (1)	(319)	(345)
Balance, end of period	$434	$398

	Nine Months Ended September 30, 2013
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$791	$1,124
Inflows	347	186
Outflows
Charge-offs	(53)	(20)
Foreclosure	(2)	(10)
Payments, sales and other (1)	(355)	(419)
Balance, end of period	$728	$861

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $70 million of commercial loans and $45 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2014. No loans were removed from TDR classification in 2013 as a result of being refinanced or restructured as new loans.
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

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 9—Non-Performing Assets

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$199	$257
Commercial real estate mortgage—owner-occupied	278	303
Commercial real estate construction—owner-occupied	2	17
Total commercial	479	577
Commercial investor real estate mortgage	133	238
Commercial investor real estate construction	2	10
Total investor real estate	135	248
Residential first mortgage	117	146
Home equity	106	111
Total consumer	223	257
Total non-performing loans, excluding loans held for sale	837	1,082
Non-performing loans held for sale	38	82
Total non-performing loans(1)	875	1,164
Foreclosed properties	125	136
Total non-performing assets(1)	$1,000	$1,300
Accruing loans 90 days past due:
Commercial and industrial	$5	$6
Commercial real estate mortgage—owner-occupied	6	6
Total commercial	11	12
Commercial investor real estate mortgage	5	6
Total investor real estate	5	6
Residential first mortgage(2)	131	142
Home equity	66	75
Indirect	6	5
Consumer credit card	11	12
Other consumer	3	4
Total consumer	217	238
	$233	$256
Restructured loans not included in the categories above	$1,319	$1,676
Restructured loans held for sale not included in the categories above	$1	$545
Non-performing loans,(1) including loans held for sale to loans	1.14%	1.56%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.30%	1.74%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and all guaranteed loans sold to the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $121 million at September 30, 2014 and $106 million at December 31, 2013.

Non-performing assets totaled $1.0 billion at September 30, 2014, compared to $1.3 billion at December 31, 2013. The decrease in non-performing assets during the first nine months of 2014 reflects the Company's continuing efforts to work through problem assets.

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
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $233 million at September 30, 2014, a decrease from $256 million at December 31, 2013.
At September 30, 2014, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 10—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$577	$248	$257	$1,082
Additions	462	85	(32)	515
Net payments/other activity	(260)	(138)	—	(398)
Return to accrual	(86)	(21)	—	(107)
Charge-offs on non-accrual loans(2)	(126)	(21)	(1)	(148)
Transfers to held for sale(3)	(56)	(12)	(1)	(69)
Transfers to foreclosed properties	(21)	(6)	—	(27)
Sales	(11)	—	—	(11)
Balance at end of period	$479	$135	$223	$837

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$862	$477	$342	$1,681
Additions	621	234	(51)	804
Net payments/other activity	(282)	(178)	—	(460)
Return to accrual	(134)	(107)	—	(241)
Charge-offs on non-accrual loans(2)	(222)	(57)	(1)	(280)
Transfers to held for sale(3)	(54)	(40)	(2)	(96)
Transfers to foreclosed properties	(21)	(16)	—	(37)
Sales	(11)	(6)	—	(17)
Balance at end of period	$759	$307	$288	$1,354
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $26 million and $55 million recorded upon transfer for the nine months ended September 30, 2014 and 2013, respectively.

The following table provides an analysis of non-performing loans held for sale for the nine months ended September 30, 2014 and 2013:
Table 11—Non-Performing Loans Held For Sale

	Nine Months Ended September 30
	2014	2013
	(In millions)
Balance at beginning of period	$82	$89
Transfers in	88	96
Sales	(78)	(96)
Writedowns	(6)	(1)
Loans moved from held for sale/other activity	(47)	(33)
Transfers to foreclosed properties	(1)	(12)
Balance at end of period	$38	$43

ALL OTHER INTEREST-EARNING ASSETS
All other interest-earning assets, which consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, trading account securities, and other interest-earning assets, decreased approximately $602 million from year-end 2013 to September 30, 2014, primarily due to a reduction in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.

GOODWILL
Goodwill totaled $4.8 billion at both September 30, 2014 and December 31, 2013 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2013 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).

The result of the assessment performed for the third quarter of 2014 did not indicate that the estimated fair values of the Company’s reporting units (Business Services, Consumer Services and Wealth Management) had declined below their respective carrying values; therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2014 interim period.

FORECLOSED PROPERTIES
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the nine months ended September 30, 2014 and 2013:
Table 12—Foreclosed Properties

	Nine Months Ended September 30
	2014	2013
	(In millions)
Balance at beginning of period	$136	$149
Transfer from loans	123	189
Foreclosed property sold	(114)	(157)
Valuation adjustments, payments and other	(20)	(34)
Balance at end of period	$125	$147
_________
Note: Approximately 74 percent and 78 percent of the ending balances at September 30, 2014 and 2013, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.
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

The following table summarizes deposits by category:
Table 13—Deposits

	September 30, 2014	December 31, 2013
	(In millions)
Non-interest-bearing demand	$31,388	$30,083
Savings	6,385	6,050
Interest-bearing transaction	21,152	20,789
Money market—domestic	26,195	25,635
Money market—foreign	243	220
Low-cost deposits	85,363	82,777
Time deposits	8,767	9,608
Customer deposits	94,130	92,385
Corporate treasury time deposits	—	68
	$94,130	$92,453
Total deposits at September 30, 2014 increased approximately $1.7 billion compared to year-end 2013 levels. The growth was primarily driven by increases in non-interest-bearing demand, interest-bearing transaction and money market—domestic, which were partially offset by continued declines in time deposits.

SHORT-TERM BORROWINGS
The following is a summary of short-term borrowings:
Table 14—Short-Term Borrowings

	September 30, 2014	December 31, 2013
	(In millions)
Company funding sources:
Federal funds purchased	$—	$11

Customer-related borrowings:
Securities sold under agreements to repurchase	1,893	2,171
	$1,893	$2,182
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
Due to the uncertainty and inconsistency of the short-term funding markets during the recession, Regions had taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash negated the need to occasionally borrow short-term funds to cover normal monthly cash flow needs. As the economy continues to improve, Regions expects to reduce the amount of excess cash held at the Federal Reserve Bank and will utilize short-term secured funding markets as needed to augment its cash position. The securities financing market and short-term FHLB advances continue to provide reliable funding at attractive rates. There were no short-term FHLB advances outstanding at September 30, 2014 or December 31, 2013. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.
Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended September 30
	2014	2013
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$—	$13
Average outstanding (based on average daily balances)	—	14
Maximum amount outstanding at any month-end during the quarter	—	14
Weighted-average interest rate at quarter-end	—%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	—%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$—	$—
Average outstanding (based on average daily balances)	—	216
Maximum amount outstanding at any month-end during the quarter	—	—
Weighted-average interest rate at quarter-end	—%	—%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	—%	0.1%
CUSTOMER-RELATED BORROWINGS
Repurchase agreements are also offered as short-term investment opportunities for commercial banking customers. At the end of each business day, customer balances are swept into the agreement account. In exchange for cash, Regions sells the customer securities with a commitment to repurchase them on the following business day. The repurchase agreements are collateralized to allow for market fluctuations. Securities from Regions Bank’s investment portfolio are used as collateral. From the customer’s perspective, the investment earns more than a traditional money market instrument. From Regions’ standpoint, the repurchase agreements are similar to deposit accounts, although they are not insured by the Federal Deposit Insurance Corporation ("FDIC") or guaranteed either directly by the United States or one of its agencies. Regions Bank does not manage the level of these investments on a daily basis as the transactions are initiated by the customers. The level of these borrowings can fluctuate significantly on a day-to-day basis.
LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:
Table 15—Long-Term Borrowings

	September 30, 2014	December 31, 2013
	(In millions)
Regions Financial Corporation (Parent):
7.75% senior notes due November 2014	$350	$349
5.75% senior notes due June 2015	499	498
2.00% senior notes due May 2018	748	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	160	161
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	(8)	5
	2,149	2,161
Regions Bank:
Federal Home Loan Bank advances	8	1,009
5.20% subordinated notes due April 2015	350	349
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	57	58
Valuation adjustments on hedged long-term debt	2	6
	1,664	2,669
	$3,813	$4,830
Long-term borrowings decreased approximately $1.0 billion since year-end 2013 due primarily to maturities of FHLB advances. FHLB advances have a weighted-average interest rate of 1.7 percent and 1.4 percent at September 30, 2014 and December 31, 2013, respectively, with a weighted average maturity of 8.03 years as of September 30, 2014.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $17.2 billion at September 30, 2014 as compared to $15.8 billion at December 31, 2013. During the first nine months of 2014, net income increased stockholders’ equity by $944 million, while cash dividends on common stock reduced equity by $180 million. Changes in accumulated other comprehensive income increased equity by $145 million, primarily due to improvements in the fair value of securities available for sale.
Regions’ Board of Directors declared a cash dividend for both the third and second quarters of 2014 of $0.05 per common share and $0.03 per common share for the first quarter of 2014. The Board declared a $0.01 per share, $0.03 per share, and $0.03 per share cash dividend for the first, second, and third quarters of 2013, respectively. The Board of Directors also declared $20 million in cash dividends on preferred stock during the third quarter of 2014 compared to $8 million in preferred stock dividends in the first and second quarters of 2014 and $8 million in each of the first three quarters of 2013. Due to the timing of the second quarter of 2014 preferred stock issuance, preferred dividends in the third quarter reflect a longer coupon period. Based on the current amount of preferred stock outstanding, total third quarter 2014 preferred dividends were approximately $4 million higher than the amount expected for future quarterly coupon periods.
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

On April 24, 2014, Regions' Board of Directors authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There were no shares repurchased under this plan as of September 30, 2014. However, the Company began purchasing shares in October 2014, and as of November 4, 2014, Regions had repurchased approximately 11.6 million shares of common stock at a total cost of approximately $114.7 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
Regions’ ratio of stockholders’ equity to total assets was 14.39 percent at September 30, 2014 and 13.43 percent at December 31, 2013. Regions’ ratio of tangible common stockholders’ equity (stockholder's equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 9.92 percent at September 30, 2014, compared to 9.24 percent at December 31, 2013 (see Table 18 “GAAP to Non-GAAP Reconciliation” for further discussion).
See Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for additional information.

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
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of September 30, 2014, Regions did not have any remaining hybrid securities subject to disallowance.
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

In addition, the New Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. As of September 30, 2014, the increase in Regions' Basel III risk-weighted assets versus risk-weighted assets as calculated under Basel I was due primarily to:

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
Regions continues to evaluate the impact of the final U.S. rules implementing Basel III as well as any potential future Systemically Important Financial Institutions ("SIFI") surcharges for regional banks. The Company’s estimated CET1 ratio as of September 30, 2014, based on Regions’ current interpretation of the final Basel III requirements was approximately 11.22% and therefore exceeded the Basel III minimum of 7 percent for CET1. Because the Basel III capital calculations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 18 “GAAP to Non-GAAP Reconciliation” for further details).
LIQUIDITY COVERAGE RATIO ("LCR")
On October 24, 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), and the FDIC released an NPR ("notice of proposed rulemaking") proposing a quantitative liquidity requirement, including a "modified" LCR that will apply to banks including Regions, that are not internationally active and are between $50 billion and $250 billion in assets. The comment period on these proposed rules ended on January 31, 2014.
On September 3, 2014, the Federal Reserve Board, the OCC and the FDIC released the final version of the LCR, which requires modified LCR banks to hold high-quality liquid assets sufficient to cover 70 percent of projected net cash outflows under a prescribed 30-day liquidity stress scenario. The implementation date was delayed for modified LCR banks until January 2016, and the daily reporting requirement was replaced with a monthly reporting structure. In 2016, the minimum phased-in requirement will be 90 percent, followed by full 100 percent compliance in January 2017. The Company anticipates being fully compliant with the LCR requirements upon implementation without having to make any significant changes to its current balance sheet. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted.
See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions' Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

Table 16—Regulatory Capital Requirements

	September 30, 2014 Ratio (1)	December 31, 2013 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	11.79%	11.21%	NA(2)
Tier 1 capital:
Regions Financial Corporation	12.70%	11.68%	6.00%
Regions Bank	12.37	12.46	6.00
Total capital:
Regions Financial Corporation	15.49%	14.73%	10.00%
Regions Bank	14.59	14.94	10.00
Leverage(3):
Regions Financial Corporation	10.97%	10.03%	5.00%
Regions Bank	10.66	10.67	5.00
_________

(1)	Current quarter ratios are estimated.

(2)	The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common capital level of 5%.

(3)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

RATINGS
Table 17 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard & Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of September 30, 2014 and December 31, 2013.

Table 17—Credit Ratings

As of September 30, 2014
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits	BBB	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Positive	Positive	Positive	Stable

As of December 31, 2013
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits	BBB	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Positive	Stable	Positive	Stable

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

On September 30, 2014, Moody’s revised the rating outlook of Regions Financial Corporation and its subsidiaries, including its lead bank, Regions Bank, to positive from stable and affirmed existing ratings. The change in outlook is attributable to continued improvement in asset quality and capital levels as well as enhanced risk management surrounding asset concentration limits.
On October 7, 2014, Fitch Ratings upgraded the long term and short term debt ratings of both Regions Bank and Regions Financial Corporation to ‘BBB’ from ‘BBB-’ and to ‘F2’ from ‘F3’, respectively. Additionally, the Rating Outlook for both the Bank and Holding company were revised to Stable from Positive. The upgrade was supported by asset quality improvement, a strong capital profile and liquidity position, and a generally recovering overall risk position.
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
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue on a taxable-equivalent basis. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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
The following tables provide: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted efficiency ratio (non-GAAP), 6) a computation of the adjusted fee income ratio (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 8) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 9) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1 (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements. The estimate at both September 30, 2014 and December 31, 2013 are based on the final rule released in July 2013.

Table 18—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
		2014	2013	2014	2013
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$325	$293	$944	$895
Preferred dividends (GAAP)		(20)	(8)	(36)	(24)
Net income available to common shareholders (GAAP)	A	$305	$285	$908	$871
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$826	$884	$2,463	$2,610
Significant items:
Branch consolidation and property and equipment charges		—	—	(6)	—
Gain on sale of TDRs held for sale, net		—	—	35	—
Loss on early extinguishment of debt		—	(5)	—	(61)
Regulatory (charge) credit		—	—	7	—
Adjusted non-interest expense (non-GAAP)	B	$826	$879	$2,499	$2,549
Net interest income (GAAP)		$821	$824	$2,459	$2,430
Taxable-equivalent adjustment		16	14	46	40
Net interest income from continuing operations, taxable-equivalent basis		837	838	2,505	2,470
Non-interest income from continuing operations (GAAP)		478	495	1,373	1,493
Significant items:
Securities gains, net		(7)	(3)	(15)	(26)
Gain on sale of other assets		—	(24)	—	(24)
Leveraged lease termination gains, net		(9)	—	(10)	—
Adjusted non-interest income (non-GAAP)	C	462	468	1,348	1,443
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D	$1,299	$1,306	$3,853	$3,913
Adjusted efficiency ratio (non-GAAP)	B/D	63.59%	67.29%	64.85%	65.13%
Adjusted fee income ratio (non-GAAP)	C/D	35.60%	35.90%	34.99%	36.90%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,049	$15,317	$16,581	$15,504
Less: Average intangible assets (GAAP)		5,105	5,129	5,105	5,123
Average deferred tax liability related to intangibles (GAAP)		(182)	(188)	(184)	(189)
Average preferred stock (GAAP)		903	460	710	468
Average tangible common stockholders’ equity (non-GAAP)	E	$11,223	$9,916	$10,950	$10,102
Return on average tangible common stockholders’ equity (non-GAAP)(1)	A/E	10.78%	11.41%	11.09%	11.53%

		September 30, 2014	December 31, 2013
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,160	$15,768
Less: Ending intangible assets (GAAP)		5,103	5,111
Ending deferred tax liability related to intangibles (GAAP)		(181)	(188)
Ending preferred stock (GAAP)		900	450
Ending tangible common stockholders’ equity (non-GAAP)	F	$11,338	$10,395
Ending total assets (GAAP)		$119,226	$117,396
Less: Ending intangible assets (GAAP)		5,103	5,111
Ending deferred tax liability related to intangibles (GAAP)		(181)	(188)
Ending tangible assets (non-GAAP)	G	$114,304	$112,473
End of period shares outstanding	H	1,379	1,378
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.92%	9.24%
Tangible common book value per share (non-GAAP)	F/H	$8.23	$7.54
TIER 1 COMMON RISK-BASED RATIO(2)
Stockholders’ equity (GAAP)		$17,160	$15,768
Accumulated other comprehensive (income) loss		174	319
Non-qualifying goodwill and intangibles		(4,808)	(4,798)
Disallowed servicing assets		(29)	(31)
Tier 1 capital (regulatory)		12,497	11,258
Preferred stock (GAAP)		(900)	(450)
Tier 1 common equity (non-GAAP)	I	$11,597	$10,808
Risk-weighted assets (regulatory)	J	$98,381	$96,416
Tier 1 common risk-based ratio (non-GAAP)	I/J	11.79%	11.21%
BASEL III COMMON EQUITY TIER 1 RATIO(2)
Stockholders’ equity (GAAP)		$17,160	$15,768
Non-qualifying goodwill and intangibles(3)		(4,918)	(4,922)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		36	130
Preferred stock (GAAP)		(900)	(450)
Basel III common equity Tier 1 (non-GAAP)	K	$11,378	$10,526
Basel III risk-weighted assets (non-GAAP)(4)	L	$101,390	$99,483
Basel III common equity Tier 1 ratio (non-GAAP)	K/L	11.22%	10.58%
 _________

(1)	Income statement amounts have been annualized in calculation.

(2)	Current quarter amount and the resulting ratio are estimated.

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

NET INTEREST INCOME AND MARGIN

The following table presents an analysis of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread for the three and nine months ended September 30, 2014 and 2013:

Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended September 30
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$4	$—	0.86%	$—	$—	—%
Trading account securities	101	—	0.94	107	1	1.52
Securities:
Taxable	24,264	154	2.51	24,074	144	2.38
Tax-exempt	3	—	—	5	—	—
Loans held for sale	512	5	3.95	751	6	3.34
Loans, net of unearned income(1)(2)	76,279	752	3.91	75,359	772	4.07
Other interest-earning assets	3,266	2	0.25	2,447	2	0.25
Total interest-earning assets	104,429	913	3.47	102,743	925	3.57
Allowance for loan losses	(1,214)			(1,613)
Cash and due from banks	1,781			1,781
Other non-earning assets	13,792			14,006
	$118,788			$116,917
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$6,429	1	0.11	$6,076	1	0.10
Interest-bearing checking	20,944	5	0.10	19,613	5	0.09
Money market	26,558	7	0.11	26,250	9	0.13
Time deposits	8,856	13	0.56	10,417	16	0.60
Total interest-bearing deposits(3)	62,787	26	0.17	62,356	31	0.19
Federal funds purchased and securities sold under agreements to repurchase	1,796	—	0.06	1,982	1	0.07
Other short-term borrowings	—	—	—	381	—	0.20
Long-term borrowings	3,820	50	5.12	4,845	55	4.57
Total interest-bearing liabilities	68,403	76	0.44	69,564	87	0.49
Non-interest-bearing deposits(3)	31,184	—	—	29,724	—	—
Total funding sources	99,587	76	0.30	99,288	87	0.35
Net interest spread			3.03			3.08
Other liabilities	2,168			2,312
Stockholders’ equity	17,033			15,317
	$118,788			$116,917
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$837	3.18%		$838	3.24%

_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $18 million and $21 million for the three months ended September 30, 2014 and 2013, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% and 0.13% for the three months ended September 30, 2014 and 2013, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$10	$—	0.86%	$—	$—	—%
Trading account securities	109	2	2.68	115	2	1.71
Securities:
Taxable	23,999	464	2.58	25,881	452	2.34
Tax-exempt	3	—	—	6	—	—
Loans held for sale	592	17	3.92	944	23	3.29
Loans, net of unearned income(1)(2)	75,940	2,251	3.96	74,615	2,287	4.10
Other interest-earning assets	3,192	6	0.25	2,377	5	0.25
Total interest-earning assets	103,845	2,740	3.53	103,938	2,769	3.56
Allowance for loan losses	(1,260)			(1,737)
Cash and due from banks	1,788			1,764
Other non-earning assets	13,834			14,123
	$118,207			$118,088
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$6,378	5	0.11	$6,052	4	0.09
Interest-bearing checking	20,737	14	0.09	19,893	15	0.10
Money market	26,296	22	0.11	25,896	27	0.14
Time deposits	9,112	37	0.53	11,572	60	0.70
Total interest-bearing deposits(3)	62,523	78	0.17	63,413	106	0.22
Federal funds purchased and securities sold under agreements to repurchase	1,968	1	0.08	2,020	2	0.09
Other short-term borrowings	18	—	0.23	240	—	0.19
Long-term borrowings	4,205	156	4.95	5,329	191	4.80
Total interest-bearing liabilities	68,714	235	0.46	71,002	299	0.56
Non-interest-bearing deposits(3)	30,776	—	—	29,433	—	—
Total funding sources	99,490	235	0.32	100,435	299	0.40
Net interest spread			3.07			3.00
Other liabilities	2,146			2,153
Stockholders’ equity	16,571			15,500
	$118,207			$118,088
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$2,505	3.23%		$2,470	3.18%

_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $59 million and $57 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% and 0.15% for the nine months ended September 30, 2014 and 2013, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
For the third quarter of 2014, net interest income (taxable-equivalent basis) totaled $837 million compared to $838 million in the third quarter of 2013. The net interest margin (taxable-equivalent basis) was 3.18 percent for the third quarter of 2014 and 3.24 percent for the third quarter of 2013. Although earning assets increased over this period, the associated yields declined primarily due to reduced market rates on loans and securities. These declines in yield were only partially offset by declines in funding costs. In addition, average balances of cash held at the Federal Reserve increased over this period, but continue to yield only 25 basis points. For the first nine months of 2014 and 2013, net interest income (taxable-equivalent basis) totaled $2.5 billion for both periods. The net interest margin (taxable-equivalent basis) was 3.23 percent for the first nine months of 2014, compared to 3.18 percent for the first nine months of 2013. Net interest margin increased primarily as a result of declines in overall deposits and total interest-bearing liabilities.
Regions has been able to maintain a relatively stable net interest margin in recent quarters primarily due to improvements in deposit and borrowing costs. Due to the decline in interest rates that has persisted and a competitive pricing environment for assets, management currently expects some modest net interest margin compression in the near term. Assuming rates remain at their current level, management expects one to three basis points of net interest margin compression during the fourth quarter of 2014. The Company does, however, expect net interest income to grow concurrent with loan growth.
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
Exposure to Interest Rate Movements—As of September 30, 2014, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2015. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.

Long-term interest rates have recently remained range-bound after having risen significantly in mid-year 2013, but short-term rates have remained stable. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be moderately asset sensitive. The primary factors are that higher long-term rates will drive higher rates on loans and securities newly originated or renewed, as well as induce a slower pace of premium amortization on certain securities within the investment portfolio. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $105 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $53 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.
Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2014
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$242
+ 100 basis points	134
- 50 basis points	(65)

Instantaneous Change in Interest Rates
+ 200 basis points	$279
+ 100 basis points	167
- 50 basis points	(94)
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
Regions has made use of interest rate swaps to effectively convert a portion of its fixed-rate funding position and available for sale securities portfolios to a variable-rate position and, in some cases, to effectively convert a portion of its variable-rate loan portfolios to fixed-rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.
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
Regions accounts for residential mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Regions enters into derivative and balance sheet transactions to mitigate the impact of market value fluctuations related to residential mortgage servicing rights. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.

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
LIQUIDITY RISK
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. On September 3, 2014, the Federal Reserve Board, the OCC and the FDIC released the final version of the Liquidity Coverage Ratio. The rule is designed to ensure that financial institutions have the necessary assets on hand to withstand short-term liquidity disruptions. See the "Liquidity Coverage Ratio" discussion included in the "Regulatory Capital Requirements" section of Management's Discussion and Analysis for additional information.
Regions intends to fund its obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 14 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements.
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
As the economy continues to improve, Regions has been able to decrease the higher levels of excess cash held with the Federal Reserve Bank due to the uncertainty and inconsistency in the funding markets during the recession. The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2014, Regions had approximately $3.0 billion in cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of September 30, 2014, based on assets pledged as collateral on that date, was $21.3 billion.
Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2014, Regions’ borrowing availability from the FHLB totaled $9.8 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $16 million in FHLB stock at September 30, 2014. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of September 30, 2014. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.
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
Denial of service attacks, hacking or terrorist activities could disrupt the Company or the Company's customers' or other third parties' business operations. For example, during 2013, a group launched several denial of service attacks against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions' client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank's website, www.regions.com, and, in some instances, temporarily prevented customers from accessing Regions Bank's secure websites. In addition, some outbound internet slowness existed. The 2013 events were all resolved during the same business day of the attack. In all cases, the attacks primarily resulted in inconvenience to employees and customers. Regions engages employees from all business groups, not just information technology, to combat these attacks. Regions did not experience any denial of service attacks during the first nine months of 2014.
Even if Regions successfully prevents data breaches to its own networks, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. Fraud losses, as well as the costs of investigations and re-issuing new customer cards impact Regions' results.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $24 million in the third quarter of 2014 compared to $18 million during the third quarter of 2013. The provision for loan losses totaled $61 million in the first nine months of 2014 compared to $59 million in the first nine months of 2013. Net charge-offs as a percentage of average loans (annualized) were 0.39 percent and 0.78 percent in the first nine months of 2014 and 2013, respectively. Net charge-offs were lower across most major loan categories when comparing the 2014 period to the prior year period. Net charge-offs exceeded provision for loan losses for the third quarter and first nine months of 2014 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans (see Table 6 “Allowance for Credit Losses”), as well as problem loan resolutions.

NON-INTEREST INCOME
The following table presents a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the table presented.
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended September 30
	2014	2013
	(In millions)
Service charges on deposit accounts (1)	$181	$190
Card and ATM fees (1)	85	82
Mortgage income	39	52
Investment management and trust fee income	47	50
Insurance commissions and fees	31	27
Capital markets fee income and other	24	18
Bank-owned life insurance	20	18
Commercial credit fee income	16	16
Investment services fee income	12	10
Securities gains, net	7	3
Net loss from affordable housing	(19)	(18)
Gain on sale of other assets	—	24
Other miscellaneous income	35	23
	$478	$495

	Nine Months Ended September 30
	2014	2013
	(In millions)
Service charges on deposit accounts (1)	$528	$549
Card and ATM fees (1)	248	239
Mortgage income	122	193
Investment management and trust fee income	143	148
Insurance commissions and fees	93	86
Capital markets fee income and other	53	58
Bank-owned life insurance	62	62
Commercial credit fee income	46	49
Investment services fee income	33	26
Securities gains, net	15	26
Net loss from affordable housing	(54)	(50)
Gain on sale of other assets	—	24
Other miscellaneous income	84	83
	$1,373	$1,493
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

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other customer account fees. Income from service charges on deposit accounts decreased $9 million for the third quarter of 2014 as compared to the third quarter of 2013. Income from service charges on deposit accounts decreased $21 million for the first nine months of 2014 as compared to the first nine months of 2013. The decreases during the third quarter and first nine months of 2014 compared to the prior year were driven primarily by continued changes in customer behavior and due to the Company's decision to transition out of certain small credit product offerings.

Regions will begin piloting a revision to its posting order process for customer deposit accounts during the first quarter of 2015. The piloting results will be utilized to help develop final posting order process decisions as well as customer communications. Full implementation is not expected until the second half of 2015, and the Company's current modeling estimates the impact will decrease service charges on deposit accounts in the range of $10 million to $15 million per quarter on a pre-tax basis. There are many variables included in the current modeling, including the assumption of a static population as well as numerous overlapping policies such as funds availability, all of which will impact this estimate.
Mortgage income—Mortgage income decreased $13 million for the third quarter of 2014 as compared to the third quarter of 2013, and decreased $71 million for the first nine months of 2014 as compared to the same period in 2013. The decreases were driven by lower mortgage production as consumer demand for mortgage loans slowed due to rising mortgage interest rates.
Investment management and trust fee income—Investment management and trust fee income decreased $3 million and $5 million, respectively, for the third quarter and the first nine months of 2014 as compared to the same periods in 2013. The third quarter and first nine months of 2013 included approximately $4 million and $12 million, respectively, of investment management and trust fee income associated with a non-core portion of a Wealth Management business that was sold in the third quarter of 2013. The sale resulted in a pre-tax gain of $24 million.
Capital markets fee income and other—Capital markets fee income and other, which primarily relates to activities such as securities underwriting and placement, loan syndications, foreign exchange and customer derivatives, increased $6 million for the third quarter of 2014 compared to the third quarter of 2013, and decreased $5 million for the first nine months of 2014 compared to the first nine months of 2013. The increase in the quarterly period was primarily due to increased customer debt placement transactions and higher market valuation adjustments on customer derivatives. The year to date decrease was primarily driven by a slow down in demand for customer derivatives, given the low interest rate environment.
Securities gains (losses), net—Net securities gains increased $4 million for the third quarter of 2014 as compared to the third quarter of 2013, and decreased $11 million for the first nine months of 2014 as compared to the first nine months of 2013. Net securities gains result from the Company's asset/liability management process. See Note 3 "Securities" to the consolidated financial statements for more information.
NON-INTEREST EXPENSE
The following table presents a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30
	2014	2013
	(In millions)
Salaries and employee benefits	$456	$455
Net occupancy expense	92	92
Furniture and equipment expense	73	71
Professional and legal expenses	36	34
Deposit administrative fee	20	35
Outside services	32	27
Marketing	23	26
Loss on early extinguishment of debt	—	5
Provision (credit) for unfunded credit losses	(24)	1
Other miscellaneous expenses	118	138
	$826	$884

	Nine Months Ended September 30
	2014	2013
	(In millions)
Salaries and employee benefits	$1,354	$1,354
Net occupancy expense	275	274
Furniture and equipment expense	213	209
Professional and legal expenses	108	86
Deposit administrative fee	55	105
Outside services	94	75
Marketing	71	73
Regulatory charge (credit)	(7)	—
Gain on sale of TDRs held for sale, net	(35)	—
Loss on early extinguishment of debt	—	61
Provision (credit) for unfunded credit losses	(13)	(9)
Other miscellaneous expenses	348	382
	$2,463	$2,610
Salaries and employee benefits—Salaries and employee benefits were essentially flat for the third quarter and first nine months of 2014 when compared to the same periods of 2013. Headcount decreased from 24,068 at September 30, 2013 to 23,599 at September 30, 2014.
Professional and legal expenses—Professional and legal expenses increased $2 million for the third quarter of 2014 when compared to the third quarter of 2013, and increased $22 million for the first nine months of 2014 when compared to the same period in 2013. The year-to-date increase includes the recognition of recoveries in 2013 from previously established legal accruals that were not repeated in 2014.
Deposit administrative fee—Deposit administrative fees decreased $15 million for the third quarter of 2014 when compared to the third quarter of 2013, and decreased $50 million for the first nine months of 2014 as compared to the same period in 2013. The decreases were primarily related to continued improvement in performance metrics and a reduction in higher risk loans, both of which impact the fee calculation. The year-to-date 2014 period also included refunds of previously incurred fees recognized during the second quarter of 2014.
Outside services—Outside services increased $5 million for the third quarter of 2014 when compared to the third quarter of 2013, and increased $19 million for the first nine months of 2014 as compared to the same period of 2013. The increases were primarily due to the use of temporary staffing on compliance and regulatory related projects as well as increased servicing costs related to continued purchases of indirect loans from a third party.
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
Loss on early extinguishment of debt—During the third quarter of 2013, the Company incurred $5 million in losses related to the early extinguishment of long-term debt at Regions Bank. During the second quarter of 2013, the Company incurred $56 million in early extinguishment losses related to the tender or redemption of certain senior debt securities and preferred stock, as well as the redemption of select trust preferred securities. Approximately $29 million of the $61 million in 2013 year-to-date losses were non-deductible for income tax purposes.
Provision (credit) for unfunded credit losses—During the third quarter of 2014, the Company realized a $24 million recovery resulting from a large credit funding during the quarter and was therefore included in the loan portfolio on the balance sheet. For the first nine months of 2014, the Company realized a net credit for unfunded credit losses that was $4 million more than the net credit realized for the same period of 2013.
Other miscellaneous expenses—Other miscellaneous expenses decreased $20 million for the third quarter of 2014 when compared to the third quarter of 2013, and decreased $34 million for the first nine months of 2014 as compared to the same period in 2013. The decreases are primarily due to declines in mortgage repurchase costs as well as increased gains from the sale of loans held for sale and foreclosed properties.

INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended September 30, 2014 was $127 million compared to income tax expense of $124 million for the same period in 2013, resulting in effective tax rates of 28.3 percent and 29.7 percent, respectively. The effective tax rate is higher in the prior comparable period principally due to a higher valuation allowance and a non-recurring gain related to the sale of non-core assets.
Income tax expense from continuing operations for the nine months ended September 30, 2014 was $380 million compared to an income tax expense of $360 million for the same period in 2013, resulting in effective tax rates of 29.0 percent and 28.7 percent, respectively.
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
At September 30, 2014, the Company reported a net deferred tax asset of $347 million, compared to $612 million at December 31, 2013. The decrease in the net deferred asset is primarily due to a change in market valuation on securities available for sale, the utilization of federal tax credit carryforwards, and a decrease in the allowance for loan losses.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions reported income from discontinued operations of $3 million, or $0.00 per diluted common share, for the third quarter of 2014, compared to essentially breaking even for the third quarter of 2013. For the nine months ended September 30, 2014, Regions reported income from discontinued operations of $16 million, or $0.01 per diluted common share, compared to income from discontinued operations of $1 million, or $0.00 per diluted common share, for the nine months ended September 30, 2013. The third quarter and first nine months of 2014 income from discontinued operations was primarily the result of further reductions in the indemnification liability reflecting updated assumptions, as well as insurance proceeds recognized in the third quarter of 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 82 through 84 included in Management’s Discussion and Analysis.

Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2014, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2014, is set forth in the following table.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2014	—	$—	—	$350,000,000
August 1-31, 2014	—	$—	—	$350,000,000
September 1-30, 2014	—	$—	—	$350,000,000
Total 3rd Quarter	—	$—	—	$350,000,000
On April 24, 2014, Regions' Board of Directors authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There were no shares repurchased under this plan as of September 30, 2014. However, the Company began purchasing shares in October 2014, and as of November 4, 2014, Regions had repurchased approximately 11.6 million shares of common stock at a total cost of approximately $114.7 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
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
On November 1, 2012, Regions completed the sale of 20,000,000 depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The terms of the Series A Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series A Preferred Stock for the most recently completed dividend period. The Series A Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after December 15, 2017, or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series A Preferred Stock).

On April 29, 2014, Regions completed the sale of 20,000,000 depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). The terms of the Series B Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series B Preferred Stock for the most recently completed dividend period. The Series B Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after September 15, 2024, or in whole but not in part, at any time following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series B Preferred Stock).

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

3.4	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010.

10.1	Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan.

10.2	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated August 2014.

10.3	Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE: November 5, 2014	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)