Form 10-K
period 2014-12-31
REGIONS FINANCIAL CORP
filed 2015-02-17
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 734-4667
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of 6.375% Non-Cumulative Perpetual Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	New York Stock Exchange
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
Common Stock, $.01 par value—$14,164,817,197 as of June 30, 2014.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—1,342,894,228 shares issued and outstanding as of February 9, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 23, 2015 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION
FORM 10-K

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when or where appropriate. The words “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:

•
Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, unemployment rates and potential reductions of economic growth, which may adversely affect our lending and other businesses and our financial results and conditions.

•
Possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, which could have a material adverse effect on our earnings.

•	The effects of a possible downgrade in the U.S. government’s sovereign credit rating or outlook, which could result in risks to us and general economic conditions that we are not able to predict.

•
Possible changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity.

•
Any impairment of our goodwill or other intangibles, or any adjustment of valuation allowances on our deferred tax assets due to adverse changes in the economic environment, declining operations of the reporting unit, or other factors.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•
Changes in the speed of loan prepayments, loan origination and sale volumes, charge-offs, loan loss provisions or actual loan losses where our allowance for loan losses may not be adequate to cover our eventual losses.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	Our ability to effectively compete with other financial services companies, some of whom possess greater financial resources than we do and are subject to different regulatory standards than we are.

•	Loss of customer checking and savings account deposits as customers pursue other, higher-yield investments, which could increase our funding costs.

•	Our inability to develop and gain acceptance from current and prospective customers for new products and services in a timely manner could have a negative impact on our revenue.

•
Changes in laws and regulations affecting our businesses, such as the Dodd-Frank Act and other legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

•
Our ability to obtain no regulatory objection (as part of the comprehensive capital analysis and review ("CCAR") process or otherwise) to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or redeem preferred stock or other regulatory capital instruments, may impact our ability to return capital to stockholders and market perceptions of us.

•
Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms, and if we fail to meet requirements, our financial condition could be negatively impacted.

•
The costs, including possibly incurring fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results.

•	Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits, which could adversely affect our net income.

•	Any inaccurate or incomplete information provided to us by our customers or counterparties.

•
Inability of our framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could, among other things, result in a breach of operating or security systems as a result of a cyber attack or similar act.

•	The inability of our internal disclosure controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts.

•	The effects of geopolitical instability, including wars, conflicts and terrorist attacks and the potential impact, directly or indirectly on our businesses.

•
The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes, and environmental damage, which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business.

•	Our inability to keep pace with technological changes could result in losing business to competitors.

•
Our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information; increased costs; losses; or adverse effects to our reputation.

•	Possible downgrades in our credit ratings or outlook could increase the costs of funding from capital markets.

•
The effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally could require us to change certain business practices, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

•
The effects of the failure of any component of our business infrastructure provided by a third party could disrupt our businesses; result in the disclosure of and/or misuse of confidential information or proprietary information; increase our costs; negatively affect our reputation; and cause losses.

•	Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends to stockholders.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies could materially affect how we report our financial results.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.
You should not place undue reliance on any forward-looking statements, which speak only as of the date made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible to predict all of them. We assume no obligation to update or revise any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Item 1. Business
Regions Financial Corporation is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance, trust services, and other specialty financing. At December 31, 2014, Regions had total consolidated assets of approximately $119.7 billion, total consolidated deposits of approximately $94.2 billion and total consolidated stockholders’ equity of approximately $17.0 billion.
Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2014, Regions operated 1,997 ATMs and 1,666 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.
The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	239
Arkansas	96
Florida	361
Georgia	136
Illinois	61
Indiana	63
Iowa	13
Kentucky	15
Louisiana	109
Mississippi	139
Missouri	66
North Carolina	6
South Carolina	30
Tennessee	249
Texas	81
Virginia	2
Total	1,666

Other Financial Services Operations
In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:
Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, is an insurance broker that offers insurance products through its subsidiaries: Regions Insurance, Inc., headquartered in Birmingham, Alabama, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, vehicle, casualty, life, health and accident insurance. Regions Insurance, Inc. also provides services related to employee benefits. Regions Insurance Services, Inc. offers various insurance products, such as mortgage life and disability, crop, life, accidental death and dismemberment, and environmental insurance, as well as debt cancellation products to customers of Regions. Regions Insurance Group, Inc. is one of the thirty largest insurance brokers in the United States based on annual revenues.

Regions has several subsidiaries and affiliates that are agents or reinsurers of debt cancellation products and credit life insurance products relating to the activities of certain affiliates of Regions Bank.
Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC provide equipment financing products, focusing on commercial clients.
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
Regions Securities LLC is a wholly-owned subsidiary of Regions headquartered in Atlanta, Georgia. Regions Securities LLC serves as a broker-dealer to commercial clients and acts in an advisory capacity to merger and acquisition transactions.
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

Regions is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Regions’ common stock, depository shares each representing a 1/40th interest in a share of its 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, and depository shares each representing a 1/40th interest in a share of its 6.375% Fixed-To-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B are each listed on the New York Stock Exchange (“NYSE”). Consequently, Regions is also subject to NYSE’s rules for listed companies.
Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. It is generally subject to supervision and examination by both the Federal Reserve and the Alabama State Banking Department. The Federal Reserve and the Alabama State Banking Department regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Regions Bank is subject to numerous statutes and regulations that affect its business activities and operations, including various consumer protection laws and regulations. Regions Bank and its affiliates are also subject to supervision, regulation, examination and enforcement by the Consumer Financial Protection Bureau (the “CFPB”) with respect to consumer protection laws and regulations. Some of Regions’ non-bank subsidiaries are also subject to regulation by various federal and state agencies.
Permissible Activities under the BHC Act
In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incidental thereto. A bank holding company electing to be treated as a financial holding company, like Regions, may also engage in a range of activities that are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments.
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
Enhanced Supervision and Prudential Standards
The recent financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the United States. In particular, the Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies like Regions that have total consolidated assets of $50 billion or more. Among other changes, the Dodd-Frank Act created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”) to coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also directed the FSOC to make recommendations to the Federal Reserve regarding supervisory requirements and prudential standards applicable to systemically important financial institutions (which includes all bank holding companies with over $50 billion in assets, such as Regions), including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. The Federal Reserve has discretionary authority to establish additional prudential standards on its own or at the FSOC’s recommendation.
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
Comprehensive Capital Analysis and Review. U.S. bank holding companies with total consolidated assets of $50 billion or more, such as Regions, must submit annual capital plans as part of the Federal Reserve’s comprehensive capital analysis and review process (“CCAR”). Covered bank holding companies may execute capital actions, such as paying dividends and repurchasing stock, only in accordance with a capital plan that has been reviewed and not objected to by the Federal Reserve (or any amendments to such plan). The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. The Federal Reserve may object to a capital plan if the plan does not show that the covered bank holding company will maintain a Tier 1 common equity ratio (as defined under the Basel I framework) of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. The CCAR rules, consistent with prior Federal Reserve guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.
The Federal Reserve recently amended its capital planning and stress testing rules to, among other things, generally limit our ability to make quarterly capital distributions - that is, dividends and share repurchases - commencing April 1, 2015 if the amount of our actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than we had indicated in our submitted capital plan as to which we receive a non-objection from the Federal Reserve. For example, if we issue a smaller amount of additional common stock than we had stated in our capital plan, we would be required to reduce common dividends or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is not greater than the dollar amount of net distributions relating to our common stock included in our capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier 1 capital or Tier 2 capital instruments (each as defined below). These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) any Additional Tier 1 capital and Tier 2 capital instruments are not restricted if we fail to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions.
In addition, these amendments also revise the timeline for our annual capital plan and company- and supervisory- run stress testing processes generally by pushing back the various deadlines by one quarter beginning with the capital planning cycle commencing and thereafter, including that, beginning in 2016, our annual capital planning submission will be due by April 5 (instead of January 5) and the Federal Reserve will publish the results of its supervisory CCAR review of our capital plan by June 30 (instead of March 31) of each year. Regions submitted its 2015 CCAR capital plan to the Federal Reserve on January 5, 2015.
Living Will Requirement. Under rules adopted by the Federal Reserve and the FDIC pursuant to the Dodd-Frank Act, we are required to annually update our plan for our rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material distress or failure and may be required to update it upon the occurrence of material changes in our business, structure or operations. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. Additionally, if the Federal Reserve and the FDIC determine that our plan is not credible and we do not cure the deficiencies, the Federal Reserve and the FDIC may impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Company.
Orderly Liquidation Authority. The Dodd-Frank Act creates the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the FDIC may be appointed receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come from the Secretary of the U.S. Department of the Treasury ("U.S. Treasury") after supermajority recommendations by the Federal Reserve and the FDIC and consultation between the Secretary of the U.S. Treasury and the President of the United States, and after certain other conditions are met. OLA is similar to the FDIC resolution model for depository institutions, including granting very broad powers to the FDIC as receiver. Though creditors' rights under OLA were modified from the FDIC regime to reduce disparities in treatment between OLA and the U.S. Bankruptcy Code, substantial differences exist between the two regimes, including the ability of the FDIC to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the ability of the FDIC to transfer claims to a “bridge” entity. The Dodd-Frank Act also established an Orderly Liquidation Fund that may provide liquidity to the receivership or a related “bridge” entity in an

OLA liquidation proceeding. The Orderly Liquidation Fund would be funded through borrowings from the U.S. Treasury and repaid from the assets of the failed financial company and, if necessary, risk-based assessments made, first, on entities that received more in the OLA proceeding than they would have received in a Chapter 7 liquidation to the extent of such excess and, second, on bank holding companies with total consolidated assets of $50 billion or more, such as Regions, and on certain other non-bank financial companies. If an orderly liquidation is triggered, we could face assessments for the Orderly Liquidation Fund. It is not possible to determine the level of any such future assessments.
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
Additional Proposed SIFI Rules. The Federal Reserve has issued several proposed and final rules under its authority to establish such enhanced prudential standards for large bank holding companies, including the stress testing and capital adequacy rules discussed above. In addition, in February 2014, the Federal Reserve approved a final rule implementing several heightened prudential requirements, including the following:

•
Enhanced Liquidity Management Standards: The Federal Reserve’s rule focuses on prudential steps to manage liquidity risk, which comprehensively details liquidity risk management responsibilities for boards of directors and senior management, and requires, among other things, maintenance of a liquidity buffer, consisting of assets meeting certain standards, that is sufficient to meet projected net cash outflows and projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios. To complement these liquidity standards, the Federal Reserve and the other federal banking regulators issued a final rule in September 2014 implementing the liquidity coverage ratio standard derived from the international liquidity standards incorporated into the Basel III framework. See “ - Capital Requirements - Liquidity Regulation.”

•
Enhanced Risk Management Requirements: Bank holding companies with $50 billion or more in consolidated assets, and publicly traded bank holding companies with $10 billion or more in consolidated assets, are required to establish a dedicated risk committee reporting directly to the company’s board of directors, comprised of members of the bank holding company’s board of directors, which would review and approve the enterprise-wide risk management policies of the company. The risk committee is required to have an appropriate number of independent directors, at least one risk management expert who has experience in identifying, assessing, and managing risk exposure of large, complex financial firms, commensurate with the company’s capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and is subject to certain governance provisions set forth in the rule. Such bank holding companies, including Regions, are also required to appoint a Chief Risk Officer.

While the final rule adopted by the Federal Reserve largely implements its prior proposals regarding liquidity and risk management, the final rule does not address the Federal Reserve’s proposals regarding single counterparty credit exposure or early remediation requirements.
Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to Regions and Regions Bank, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). Prior to January 1, 2015, however, the risk-based capital standards applicable to Regions and Regions Bank (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee.
General Risk-Based Capital Rules. The general risk-based capital rules were intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items were assigned to weighted risk categories. Capital was classified as Tier 1 (or core) capital or Tier 2 (or supplementary) capital depending on its characteristics. Under the general risk-based capital rules, Tier 1 capital included common equity, retained earnings, qualifying noncumulative perpetual preferred stock (including related surplus), non-controlling interests in equity accounts of consolidated subsidiaries, and a limited amount of certain restricted core capital elements, less goodwill, most intangible assets and certain other assets, and Tier 2 capital included qualifying subordinated debt, qualifying mandatorily convertible debt securities, perpetual preferred stock not included in the definition of Tier 1 capital, and a limited amount of the allowance for loan losses.
Under the general risk-based capital rules, Regions and Regions Bank were each required to maintain Tier 1 capital and Total capital (that is, the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). The general risk-based capital rules also stated that voting common stockholders’ equity should be the predominant element within Tier 1 capital, and that banks and bank holding companies should avoid over-reliance on non-common equity elements.
Advanced Approaches Risk-Based Capital Rules. In 2004, the Basel Committee published a new set of risk-based capital standards, known as Basel II, to revise Basel I. Basel II provides three approaches for setting capital standards for credit risk-“foundation” and “advanced” internal ratings-based approach tailored to individual institutions’ circumstances, and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in Basel I or the general risk-based capital rules. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. The federal bank regulators only adopted Basel II’s advanced approaches for banking organizations having $250 billion or more in total consolidated assets or consolidated on-balance sheet foreign exposures of $10 billion or more. Regions and Regions Bank are not currently required to comply with the federal bank regulators’ rules implementing Basel II’s advanced approaches framework.
Basel III and the Final Capital Rules. In July 2013, the federal bank regulators approved final rules (the “Final Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Final Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Regions and Regions Bank, as compared to the general risk-based capital rules. The Final Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach based, in part, on the standardized approach as part of Basel II. The Final Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. The Final Capital Rules became effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period for certain provisions).
The Final Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the Final Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The Final Capital Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
When fully phased-in on January 1, 2019, the Final Capital Rules will require Regions and Regions Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. In addition, Regions is also subject to the Federal Reserve’s capital plan rule and supervisory CCAR program, pursuant to which our ability to make capital distributions and repurchase or redeem capital securities may be limited unless we are able to demonstrate our ability to meet applicable minimum capital ratios and currently a 5% minimum Tier 1 common equity ratio, (calculated under the general risk-based capital rules), as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal bank regulators. See “-Supervision and Regulation - Enhanced Supervision and Prudential Standards - Comprehensive Capital Analysis and Review” for more information on these topics.
The Final Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Final Capital Rules prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.
In December 2014, the Federal Reserve Board proposed a rule to establish risk-based capital surcharges for certain global systemically important banks (“G-SIBs”). For these institutions, the proposed rule implements the framework developed by the Basel Committee for assessing the global systemic importance of banking institutions and determining the range of additional CET1 that should be maintained by those deemed to be G-SIBs. Under the Basel Committee's framework, the required amount of additional CET1 for G-SIBs will initially range from 1% to 2.5% and could be higher in the future for a banking institution that increases its systemic footprint (e.g., by increasing total assets). The Federal Reserve Board stated that its framework would result in surcharges higher than those calculated under the methodology published by the Basel Committee, with expected surcharges ranging from 1% to 4.5%. The proposed rule treats the Basel Committee's methodology as a floor and introduces an alternative calculation to determine the applicable surcharge, which includes a new indicator based on an institution's use of short-term wholesale funding. We are not currently subject to this CET1 surcharge, however, it is possible that we may be subject to CET1 or other surcharges in the future.
Leverage Requirements. Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0% for all bank holding companies.
Liquidity Regulation. Liquidity risk management and supervision have become increasingly important since the financial crisis. During 2014 the federal banking agencies adopted final rules implementing for certain U.S. banking organizations one of the two new standards provided for in the Basel III liquidity framework - its liquidity coverage ratio (“LCR”), which is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The rules as adopted apply in their most comprehensive form only to advanced approaches bank holding companies and depository institutions subsidiaries of such bank holding companies and, in a modified form, to banking organizations having $50 billion or more in total consolidated assets such as Regions. Among other differences from the full LCR requirements, the modified LCR only uses a 21-day time horizon for calculating the level of required high-quality liquid assets under a stress scenario. The proposed rule is currently being phased in over a two-year period ending January 1, 2017, with 80% compliance required on January 1, 2015, 90% compliance on January 1, 2016 and 100% compliance on January 1, 2017.
The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. Although the Basel committee finalized its formulation of the NSFR in 2014, the U.S. banking agencies have not yet proposed an NSFR for application to U.S. banking organizations or addressed the scope of banking organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.
The Federal Reserve’s heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as discussed above under “-Enhanced Supervision and Prudential Standards.”
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
Regulatory Remedies under the FDIA
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2014, both Regions and Regions Bank were well capitalized.
An institution that is classified as well-capitalized based on its capital levels may be treated as adequately capitalized, and an institution that is adequately capitalized or undercapitalized based upon its capital levels may be treated as though it were undercapitalized or significantly undercapitalized, respectively, if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.
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

Payment of Dividends by Regions. Regions’ payment of dividends is subject to the oversight of the Federal Reserve. In particular, the dividend policies and share repurchases of a large bank holding company, such as Regions, are reviewed by the Federal Reserve based on capital plans submitted as part of the CCAR process and stress tests as submitted by the bank holding company, and will be assessed against, among other things, the bank holding company’s ability to achieve the required capital ratios under the Final Capital Rules as they are phased in by U.S. regulators. See “-Enhanced Supervision and Prudential Standards” and “-Capital Requirements” above.
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
Deposit Insurance Assessments. Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions are calculated based on one of two scorecards, one for most large institutions that have more than $10 billion in assets, such as Regions Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the bank’s supervisory (“CAMELS”) ratings as well as forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. For large institutions, including Regions Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution, excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program. The deposit insurance assessment base is calculated based on the average of consolidated total assets less the average tangible equity of the insured depository institution during the assessment period. During 2014, Regions Bank’s deposit administrative fees were $75 million, a $50 million decrease from 2013.
The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15% prior to September 2020 and 1.35% thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2%. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. Comments were due February 18, 2010. As of February 2015, no rule has been adopted.
We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will increase deposit insurance assessment levels in the future. For more information, see the “Deposit Administrative Fees” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.
FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. Regions Bank had a FICO assessment of approximately $6 million in FDIC deposit premiums in 2014, which was included in the $75 million in total deposit administrative fees previously disclosed.
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

In April 2011, the Federal Reserve, other federal banking agencies and the Securities and Exchange Commission jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Regions and Regions Bank. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. Institutions with consolidated assets of $50 billion or more, such as Regions, are subject to additional restrictions on compensation arrangements for their executive officers and any other persons identified by the institution’s board of directors as having the ability to expose the institution to substantial losses. The comment period ended in May 2011. Although final rules have not been adopted as of February 2015, officials from the Federal Reserve have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Regions and its subsidiaries to hire, retain and motivate their key employees.
Consumer Protection Laws
Regions is subject to a number of federal and state consumer protection laws, including laws designed to protect customers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts.
The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau ("CFPB"), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. Regions is continuing to analyze the impact that such rules may have on its business. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers entitle the CFPB to examine institutions for violations of consumer lending laws, even in the absence of consumer complaints or damages.
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

Community Reinvestment Act ("CRA")
Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as they are consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. The assessment also is part of the Federal Reserve’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Regions Bank received a “satisfactory” CRA rating in its most recent examination.
USA PATRIOT Act
A focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
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
Regulation of Broker Dealers
Our subsidiary Regions Securities LLC (“Regions Securities”) is a registered broker dealer with the SEC and, as a result, is subject to regulation and examination by the SEC, FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.

Competition
All aspects of Regions’ business are highly competitive. Regions’ subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. Regions expects competition to intensify among financial services companies due to the sustained low interest rate and ongoing low-growth economic environment. Also, as banks in Regions' footprint act to attain compliance with the LCR, there is a chance deposit pricing, particularly long-term time deposits could become even more competitive.
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
Employees
As of December 31, 2014, Regions and its subsidiaries had 23,723 employees.
Available Information
Regions maintains a website at www.regions.com. Regions makes available on its website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on Regions’ website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are Regions’ (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy Summary, and (v) the charters of its Nominating and Corporate Governance Committee, Audit Committee, Compensation Committee and Risk Committee.

Item 1A. Risk Factors
An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal and regulatory risks, could be substantial and are inherent in our business. This risk also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect our financial results and condition, as well as the value of, and return on investment in the Company.
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
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2014 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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
As of December 31, 2014, consumer residential real estate loans represented approximately 30% of our total loan portfolio. This portion of our loan portfolio has been under pressure for several years as disruptions in the financial markets and the deterioration in housing markets and general economic conditions have caused a decline in home values, real estate market demand and the credit quality of borrowers. Any further declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Further weakness in the commercial real estate markets could adversely affect our performance.
Facing continuing pressure from reduced asset values, high vacancy rates and reduced rents, the fundamentals within the commercial real estate sector remain weak. As of December 31, 2014, approximately 8.8% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may remain at elevated levels in 2015. High vacancy rates could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
Weakness in commodity businesses could adversely affect our performance.
Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices. This includes agriculture, livestock, metals, timber, textiles and energy businesses (including oil, gas, and petrochemical), as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These industries have been, and may in the future be, subject to significant volatility. In addition, legislative changes such as the elimination of certain tax incentives could have significant impacts on this portfolio.
Specifically, as of December 31, 2014, energy-related loan balances represented approximately 4 percent of our total loan portfolio. This amount is comprised of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil, as well as loans indirectly impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. Beginning late in 2014, oil prices began declining, which has had an adverse effect on some of our borrowers in this portfolio and on the value of the collateral securing some of these loans. If such downturn in the oil and gas industry continues, the cash flows of our customers in this industry could be adversely impacted which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our business, financial condition or results of operations.
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
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $10.9 billion home equity portfolio at December 31, 2014, approximately $8.5 billion were home equity lines of credit and $2.4 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. We have realized higher levels of charge-offs on second lien positions, particularly in the state of Florida, where real estate valuations have been depressed over the past several years. As of December 31, 2014, approximately $4.7 billion of our home equity lines and loans were in a second lien position.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through such actions as quantitative easing ("QE"), and the market's expectations for future inflation, growth and other economic considerations. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. In particular, short-term interest rates are currently very low by historical standards, with many benchmark rates, such as the federal funds rate and the one- and three-month LIBOR near zero. These low rates have reduced our cost of funding, which has caused our net interest margin to increase.
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
Regions’ credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. Specifically, when Regions was downgraded below investment grade status, we became unable to reliably access the short-term unsecured funding markets, which caused us to hold more cash and liquid investments to meet our on-going cash needs. Such actions reduced our profitability as these liquid investments earned a lower return than other assets, such as loans. Regions’ liquidity policy requires that the holding company maintain cash sufficient to cover the greater of (i) 18 months of debt service and other cash needs or (ii) a minimum cash balance of $500 million. Although this policy helps protect us against the costs of unexpected adverse funding environments, we cannot guarantee that this policy will be sufficient. Future issuances of debt could cost Regions more in interest costs were such debt to be issued at our current debt rating. Any future downgrades would further increase the interest costs associated with potential future borrowings, the cost of which cannot be estimated due to the uncertainty of future issuances in terms of amount and priority and could further limit our access to the debt and capital markets.
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
As of December 31, 2014, we had $4.8 billion of goodwill and $275 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist of core deposit intangibles, purchased credit card relationship assets, customer relationship employment agreement assets, and the Fannie Mae Delegated Underwriting and Servicing ("DUS") license. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.
As of December 31, 2014, Regions had approximately $367 million in net deferred tax assets (net of valuation allowance of $32 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2014 (except for $32 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates.
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
Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and non-interest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases, and our business, financial condition or results of operations may be adversely affected.
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
Our ability to attract and retain customers and highly-skilled management and employees is impacted by our reputation. A negative public opinion of us and our business can result from any number of activities, including our lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by our regulators or by community organizations in response to these activities. Significant harm to our reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. Damage to our reputation could also adversely affect our credit ratings and access to the capital markets.
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
Information security risks for large financial institutions such as Regions have increased significantly in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies (including mobile banking) to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including from breakdowns, security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe that we have robust information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. Additionally, cyber attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, in 2013 and 2014, denial of service attacks were launched against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions’ client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. Those parties may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems. These risks may increase as the use of mobile payment and other Internet-based applications in our business expands.
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
In 2014, we sold 53% of the mortgage loans we originated to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association (collectively, the “Agencies”). We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. Management must exercise its judgment in determining when loans must be reclassified from held to maturity status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could adversely affect our financial condition and results of operations. Reclassifying loans from held to maturity to held for sale also requires that the affected loans be marked to the lower of cost or fair value. As a result, any loans classified as held for sale may be adversely affected by changes in interest rates and by changes in the borrower’s creditworthiness. We may be required to reduce the value of any loans we mark held for sale, which could adversely affect our results of operations.
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
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company's critical accounting estimates include: the allowance for credit losses; fair value measurements; intangible assets; residential mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; or significantly increase our accrued income taxes. Any of these actions could adversely affect our reported financial condition and results of operations.
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
Risks Arising From the Legal and Regulatory Framework in which Our Business Operates
We are, and may in the future be, subject to litigation, investigations and governmental proceedings which may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities. For example, as discussed in Note 23 “Commitments, Contingencies and Guarantees”, Regions is working to resolve certain inquiries from its banking regulators. Other such matters are likely to arise in the future. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters, have been increasing dramatically and are likely to continue to increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time.
In June 2014, Regions Bank entered into a joint consent order with the Federal Reserve and the Alabama State Banking Department and a deferred prosecution agreement with the SEC in order to resolve certain inquiries (collectively, the “Regulatory Orders”). Regions must devote resources to satisfying the requirements of the Regulatory Orders, including enhancements to its policies and procedures in certain areas. If Regions Bank fails to successfully address the requirements of the Regulatory Orders, it could be required to enter into further orders and settlements or could be subject to additional fines, penalties or restrictions.
Currently, Regions is cooperating with investigations by the U.S. Department of Housing and Urban Development’s Office of the Inspector General, the U.S. Department of Justice, and the Office of Inspector General of the Federal Housing Finance Agency regarding our origination of mortgage loans insured by the Federal Housing Administration, which is in the early stages. Other financial institutions who have been subject to similar investigations have settled with regulators on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. We cannot predict the outcome of this inquiry; however it is possible that we may be required to pay a monetary penalty, which may adversely affect our results of operations. Additional inquiries will arise from time to time.
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
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The transaction closed on April 2, 2012. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2014, the carrying value of the indemnification obligation is approximately $206 million. This amount reflects an estimate of liability, however actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our results of operations.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.
We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our shareholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in many activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require or otherwise seek will be obtained.
Since the recent financial crisis, financial institutions generally have been subjected to increased scrutiny from regulatory authorities. Recent changes to the legal and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which we operate. These changes may result in increased costs of doing business, decreased revenues and net income, and may reduce our ability to effectively compete in attracting and retaining customers. In general, bank regulators have increased their focus on risk management and consumer compliance, and we expect this focus to continue. Additional compliance requirements are likely and can be costly to implement, may require additional compliance personnel and may limit our ability to offer competitive products to our customers.
We are also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Recent areas of legislative focus include housing finance reform, flood insurance and cyber security. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory position is discussed in greater detail in Note 13 “Regulatory Capital Requirements and Restrictions” in the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
We may be subject to more stringent capital requirements.
Regions and Regions Bank are each subject to capital adequacy and liquidity guidelines and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.
In particular, the capital adequacy and liquidity guidelines applicable to Regions and Regions Bank under the Final Capital Rules began to be phased-in starting in 2015. Once these new rules take effect, we will be required to satisfy additional, more stringent, capital adequacy and liquidity standards than we have in the past. We estimate that, had the Final Capital Rules been fully phased in during the fourth quarter of 2014, Regions and Regions Bank would have exceeded the minimum requirements. This estimate could change in the future. Additionally, stress testing requirements may have the effect of requiring us to comply with the requirements of the Final Capital Rules, or potentially even greater capital requirements, sooner than expected. While we expect to meet the requirements of the Final Capital Rules, inclusive of the capital conservation buffer, as phased-in by the Federal Reserve, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity.
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
A substantial part of our historical growth has been a result of acquisitions of other financial institutions, and we may, from time to time, evaluate and engage in the acquisition or divestiture of businesses (including their assets or liabilities, such as loans or deposits). We must generally satisfy a number of meaningful conditions prior to completing any such transaction, including in certain cases, federal and state bank regulatory approvals. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the supervisory ratings and compliance history of all institutions involved, the anti-money laundering and Bank Secrecy Act compliance history of all institutions involved, CRA examination results and the effect of the transaction on financial stability.
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
Assuming we are able to successfully complete one or more transactions, we may not be able to successfully integrate and realize the expected synergies from any completed transaction in a timely manner or at all. In particular, we may be held responsible by federal and state regulators for regulatory and compliance failures at an acquired business prior to the date of the acquisition, and these failures by the acquired company may have negative consequences for us, including the imposition of formal or informal enforcement actions. Completion and integration of any transaction may also divert management attention from other matters, result in additional costs and expenses, or adversely affect our relationships with our customers and employees, any of which may adversely affect our business or results of operations. Future acquisitions may also result in dilution of our current shareholders’ ownership interests or may require we incur additional indebtedness or use a substantial amount of our available cash and other liquid assets. As a result, our financial condition may be affected, and we may become more susceptible to economic conditions and competitive pressures.
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
Although the stress tests are not meant to assess our current condition, our customers may misinterpret and adversely react to the results of these stress tests despite the strength of our financial condition. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities. The inability to attract and retain customers or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests, including rejecting, or requiring revisions to, our annual capital plan submitted in connection with the CCAR. The failure of our capital plan to pass the CCAR could adversely affect our ability to pay dividends and repurchase stock. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders.
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2014, Regions’ total liabilities were approximately $102.7 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of Regions Bank fall below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2014, our subsidiaries’ total deposits and borrowings were approximately $98.1 billion.
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
We are also subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30% of after-tax net income. Additionally, we are required to submit annual capital plans to the Federal Reserve for review before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock.
Anti-takeover and banking laws and certain agreements and charter provisions may adversely affect share value.
Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company or state member bank. Also, as noted under the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including Regions Bank. One factor the federal banking agencies must consider in certain acquisitions is the systemic impact of the transaction. This may make it more difficult for large institutions to acquire other large institutions and may otherwise delay the regulatory approval process, possibly by requiring public hearings. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. For example, holders of our Series A Preferred Stock have certain voting rights that could adversely affect share value. If and when dividends on the preferred stock have not been declared and paid for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting our Board of Directors will automatically be increased by two, and the preferred stockholders will be entitled to elect the two additional directors. Also, the affirmative vote or consent of the holders of at least two-thirds of all of the then-outstanding shares of the preferred stock is required to consummate a binding share-exchange or reclassification involving the preferred stock, or a merger or consolidation of Regions with or into another entity, unless certain requirements are met. These statutory provisions and provisions in our certificate of incorporation, including the rights of the holders of our Series A Preferred Stock, could result in Regions being less attractive to a potential acquirer.
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
At December 31, 2014, Regions Bank, Regions’ banking subsidiary, operated 1,666 banking offices. At December 31, 2014, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 29 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. As of February 9, 2015, there were 54,453 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2014, are set forth in Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1—31, 2014	7,247,727	$9.79	7,247,727	$278,962,076
November 1—30, 2014	15,762,601	$10.10	15,762,601	$119,592,102
December 1—31, 2014	1,751,130	$9.79	1,751,130	$102,419,368
Total 4th Quarter	24,761,458	$9.98	24,761,458	$102,419,368
On April 24, 2014, Regions' Board of Directors authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. As of December 31, 2014, Regions had repurchased approximately 25 million shares of common stock at a total cost of approximately $248 million under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2015 and concluded the plan in February of 2015 with the repurchase of approximately 11 million shares at a total cost of approximately $102 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
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
On April 29, 2014, Regions completed the sale of 20 million depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). The terms of the Series B Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series B Preferred Stock for the most recently completed dividend period. The Series B Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after September 15, 2024, or in whole but not in part, at any time following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series B Preferred Stock).

PERFORMANCE GRAPH
Set forth below is a graph comparing the yearly percentage change in the cumulative total return of Regions’ common stock against the cumulative total return of the S&P 500 Index and the S&P Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

	Cumulative Total Return
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Regions	$100.00	$133.08	$82.42	$137.49	$192.79	$209.43
S&P 500 Index	100.00	115.06	117.48	136.26	180.38	205.05
S&P Banks Index	100.00	119.84	107.00	132.74	180.15	208.10

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
Management believes the following sections summarize several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2014 results. Cross references to more detailed information regarding each topic within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
2014 Results
Regions reported net income available to common shareholders of $1.1 billion, or $0.80 per diluted share, in 2014 compared to net income available to common shareholders of $1.1 billion, or $0.77 per diluted share, in 2013.
Net interest income (taxable-equivalent basis) from continuing operations totaled $3.3 billion for both 2014 and 2013. The net interest margin (taxable-equivalent basis) was 3.21 percent in 2014, reflecting a 1 basis point increase over 2013.
The provision for loan losses totaled $69 million in 2014 compared to $138 million in 2013. Credit metrics, including net charge-offs, non-accrual loans, criticized and classified loan balances, past due loans, and troubled debt restructurings all showed continued improvement in 2014 compared to 2013. Net charge-offs were 0.40 percent of average loans in 2014, compared to 0.96 percent in 2013. Net charge-offs again exceeded provision for loan losses in 2014 primarily due to continued improvement in credit metrics.
Non-interest income from continuing operations was $1.8 billion in 2014 compared to $2.0 billion in 2013. The decline from the prior year was driven primarily by an $87 million decrease in mortgage income and a $39 million decrease in service charges on deposit accounts. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Non-interest expense from continuing operations was $3.4 billion in 2014 compared to $3.6 billion in 2013. The 2014 period included a $100 million charge during the fourth quarter for contingent legal and regulatory accruals related to previously disclosed matters, and a $16 million charge related to announced branch consolidations, partially offset by a $35 million gain related to the subsequent 2014 sale of modified residential first mortgage loans transferred to held for sale in late 2013. The 2013 period included a $58 million regulatory charge, $5 million in branch consolidation charges, and $61 million in loss on early extinguishment of debt. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
A discussion of activity within discontinued operations is included at the end of "Operating Results" in the Management’s Discussion and Analysis section of this report.
For more information, refer to the following additional sections within this Form 10-K:

•	"Operating Results" section of MD&A

•	Note 23 "Commitments, Contingencies and Guarantees" to the consolidated financial statements
Capital
Capital Actions
As part of its 2014 Comprehensive Capital Analysis and Review ("CCAR") submission, Regions' proposed capital plans included increasing its quarterly common stock dividend from $0.03 per share to $0.05 per share; the issuance of $500 million of the Company's 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B; and the execution of up to $350 million in common share repurchases. The Federal Reserve did not object to these plans.
Regions' Board of Directors declared the higher common stock dividend each quarter in 2014 beginning with the second quarter. Management expects to continue to evaluate the amount of the common stock dividend with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
Regions' Board of Directors approved the issuance of $500 million of its 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B. Net proceeds from the Series B preferred stock issuance increased equity by approximately $486 million.
Regions’ Board of Directors also approved the share repurchase plan. The share repurchase authority granted by the Board of Directors was available at the beginning of the second quarter of 2014 and will continue through the first quarter of 2015. As of December 31, 2014, Regions had repurchased approximately 25 million shares of common stock at a total cost of approximately $248 million, under this plan. The Company continued to repurchase shares under this plan into the first quarter of 2015. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.

The 2015 CCAR capital plan was submitted in early January 2015, and results are expected to be communicated in March 2015.
For more information refer to the following additional sections within this Form 10-K:

•	“Stockholders’ Equity” discussion in MD&A

•	Note 14 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with applicable capital adequacy standards established by the Federal Reserve. Under Basel I, the minimum guidelines to be considered well-capitalized for Tier I capital and Total capital are 6.0 percent and 10.0 percent, respectively. At December 31, 2014, Regions’ Tier 1 capital and Total capital ratios were 12.54 percent and 15.26 percent, respectively. In addition, the Federal Reserve and banking regulators routinely supplement their assessment of capital adequacy based on a variation of Tier 1 capital, know as Tier 1 common equity. Although Federal banking regulators did not establish minimum guidelines to be considered well-capitalized under Basel I, the Tier 1 common equity ratio has been a key component in assessing capital adequacy under the CCAR process. At December 31, 2014, Regions’ Tier 1 common equity ratio (non-GAAP) was 11.65 percent.
In 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing an updated comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Regions and Regions Bank, compared to Basel I. The Basel III Capital Rules are effective for Regions and Regions Bank beginning January 1, 2015 (subject to a phase-in period) and will be reported in connection with March 31, 2015 results.
The Basel III Capital Rules officially define the Tier 1 common equity ratio (referred to in the rule as “Common Equity Tier 1” (“CET1”)). When fully phased in on January 1, 2019, the minimum ratio of CET1 to risk-weighted assets will be at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation). Regions’ understanding of the framework is evolving and will likely change as analysis and discussions with regulators continue. Based on its current understanding, Regions estimates its CET1 ratio (non-GAAP) under a fully phased in Basel III at December 31, 2014 to be 11.00% percent.
In 2014, the Federal Reserve Board released the final version of the liquidity coverage ratio (“LCR”), which requires modified LCR banks, including Regions, to hold high-quality liquid assets sufficient to cover 70 percent of projected net cash outflows under a prescribed 21-day liquidity stress scenario. The implementation date for modified LCR banks is January 1, 2016 (subject to a phase-in period). The Company anticipates being fully compliant with the LCR requirements upon implementation without having to make any significant changes to its current balance sheet. However, should Regions' cash position or investment mix change in the future, Regions' ability to meet the liquidity coverage ratio may be impacted.
For more information refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	Table 2 - “GAAP to Non-GAAP reconciliation” in MD&A

•	"Bank Regulatory Capital Requirements" section of MD&A

•	Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements
Loan Portfolio and Credit
The Company grew total loans during 2014 by $2.7 billion or 4 percent compared to year-end 2013. Loan growth was led by the commercial and industrial portfolio which increased $3.3 billion in 2014 and the indirect portfolio which grew $567 million in 2014. The combined growth of these two portfolios more than offset declines in commercial real estate and home equity loans. Investor real estate loans leveled out in 2014 reflecting a modest $63 million increase over the prior year-end. The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. Customers continued to experience modest economic improvement during 2014 primarily through low interest rates and the continued housing market recovery. The economic momentum experienced over the second half of 2014 is expected to be sustained in 2015. However, headwinds still persist particularly in the jobs market. Reported unemployment figures continue to improve, however many previously unemployed workers have taken only part-time positions while others have chosen to exit the workforce all together. Management’s expectation for 2015 end of period loan growth is in the 4 percent to 6 percent range.
Net charge-offs totaled $307 million, or 0.40 percent of average loans, in 2014, compared to $716 million, or 0.96 percent in 2013. Net charge-offs were lower across most major loan categories when comparing 2014 to the prior year. Net charge-offs again exceeded provision for loan losses in 2014 primarily due to continued improvement in credit metrics, including lower levels of non-accrual loans, criticized and classified loans, delinquent loans, as well as, problem loan resolutions. Total non-performing assets were $991 million at December 31, 2014, compared to $1.3 billion at December 31, 2013. The allowance for loan losses at December 31, 2014 was 1.43 percent of total loans, net of unearned income, compared to 1.80 percent at December 31, 2013. The coverage ratio of allowance for loan losses to non-performing loans was 1.33x at December 31, 2014 compared to 1.24x at December 31, 2013.
For more information, refer to the following additional sections within this Form 10-K:

•	“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A

•	“Provision for Loan Losses” discussion within the “Operating Results” section of MD&A

•	“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A

•	“Credit Risk” discussion within the “Risk Management” section of MD&A

•	Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements

•	Note 5 "Loans" to the consolidated financial statements

•	Note 6 “Allowance for Credit Losses” to the consolidated financial statements
Net Interest Income, Margin and Interest Rate Risk
In 2014, the net interest margin increased 1 basis point to 3.21 percent, largely due to a mix shift from time deposits to lower cost deposit products, resulting in deposit costs decreasing to 11 basis points in 2014 from 15 basis points in 2013, as well as the maturity and payoff of approximately $1.4 billion of long-term debt. These improvements contributed to a 9 basis point reduction in the the total cost paid on interest-bearing liabilities, which more than offset the 6 basis point decline in the yield on interest-earning assets.
Taxable-equivalent net interest income increased $26 million in 2014, due primarily to a decline in both the volume of and rates paid on interest-bearing liabilities. These declines were partially offset by a modest decline in interest income earned on approximately $391 million of increased interest-earning assets originated at lower interest rates. Despite the continued improvements in both cost and mix of interest-bearing liabilities, the net interest income and margin continue to be pressured by a sustained low interest rate, low growth environment. The Company did experience 2 percent growth in average loans in 2014, and 4 percent growth on a period-end basis.
Management is optimistic for continued growth in 2015. If economic conditions and interest rates follow a course of moderate increase through 2015, and the Company achieves its targeted range of loan growth, management believes that the net interest margin will remain stable to moderately rising. Alternatively, if rates in 2015 remain at levels prevalent at year-end 2014, management believes the net interest margin will come under modest pressure of approximately 10 to 12 basis points over the course of the year. Regions’ balance sheet is in a moderately asset sensitive position and should benefit from a rise in either long-term or short-term rates. So, if economic conditions were to improve more rapidly, thereby spurring a more rapid rise in interest rates, both net interest income and the resulting net interest margin would respond favorably.
For more information, refer to the following additional sections within this Form 10-K:

•	“Net Interest Income and Margin” discussion within the “Operating Results” section of MD&A

•	“Interest Rate Risk” discussion within “Risk Management” section of MD&A
Liquidity
At the end of 2014, Regions Bank had over $2.3 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 82 percent. Cash and cash equivalents at the parent company totaled $1.9 billion. Regions' liquidity policy related to minimum holding company cash requirements requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million.
At December 31, 2014, the Company’s borrowing capacity with the Federal Reserve was $21.3 billion based on available collateral. Borrowing availability with the Federal Home Loan Bank (“FHLB”) was $9.9 billion based on available collateral at the same date. The Company has approximately $10.3 billion of unencumbered liquid securities available for pledging or repurchase agreements. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board of Directors has approved a bank note program which would allow Regions Bank to issue up to $5 billion in aggregate principal amount of bank notes outstanding at any one time. As of December 31, 2014, no issues have been made under this program.
See the "Regulatory Capital" section above for a full discussion of the LCR.
For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	“Short-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Long-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Regulatory Capital Requirements” section of MD&A

•	“Liquidity Risk” discussion within the “Risk Management” section of MD&A

•	Note 11 “Short-Term Borrowings” to the consolidated financial statements

•	Note 12 “Long-Term Borrowings” to the consolidated financial statements
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2014, 2013 and 2012; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, insurance activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional, legal and regulatory expenses, deposit administrative fees and other operating expenses, as well as income taxes.
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
Business Segments
Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance and other specialty financing. Regions carries out its strategies and derives its profitability from three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. During the fourth quarter of 2014, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Previously, Regions’ three operating segments were Business Services, Consumer Services, and Wealth Management. Under the organizational realignment, Regions has created a Consumer Bank, which consists principally of the previous Consumer Services segment with businesses that serve retail and small business banking customers, and a Corporate Bank, which consists principally of the previous Business Services segment with businesses that serve middle-market and large commercial clients. Previously, small business banking was included within Business Services, but is now included in the Consumer Bank as its product set is more consistent with those offered in that segment. The Wealth Management segment remained unchanged during the reorganization. Segment results for all periods presented have been recast to reflect this organizational realignment.
See Note 22 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2014	2013	2012	2011	2010
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income	$3,588	$3,646	$3,903	$4,252	$4,637
Interest expense	309	384	603	842	1,248
Net interest income	3,279	3,262	3,300	3,410	3,389
Provision for loan losses	69	138	213	1,530	2,863
Net interest income after provision for loan losses	3,210	3,124	3,087	1,880	526
Non-interest income	1,821	2,019	2,100	2,143	2,489
Non-interest expense	3,432	3,556	3,526	3,862	3,859
Income (loss) from continuing operations before income taxes	1,599	1,587	1,661	161	(844)
Income tax expense (benefit)	457	452	482	(28)	(376)
Income (loss) from continuing operations	1,142	1,135	1,179	189	(468)
Income (loss) from discontinued operations before income taxes	21	(24)	(99)	(408)	(41)
Income tax expense (benefit)	8	(11)	(40)	(4)	30
Income (loss) from discontinued operations, net of tax	13	(13)	(59)	(404)	(71)
Net income (loss)	$1,155	$1,122	$1,120	$(215)	$(539)
Income (loss) from continuing operations available to common shareholders	$1,090	$1,103	$1,050	$(25)	$(692)
Net income (loss) available to common shareholders	$1,103	$1,090	$991	$(429)	$(763)
Earnings (loss) per common share from continuing operations – basic	$0.79	$0.79	$0.76	$(0.02)	$(0.56)
Earnings (loss) per common share from continuing operations – diluted	0.79	0.78	0.76	(0.02)	(0.56)
Earnings (loss) per common share – basic	0.80	0.78	0.72	(0.34)	(0.62)
Earnings (loss) per common share – diluted	0.80	0.77	0.71	(0.34)	(0.62)
Return on average tangible common stockholders’ equity (non-GAAP)(1)	9.97%	10.80%	10.69%	(5.51)%	(9.29)%
Return on average assets from continuing operations (GAAP)	0.92	0.94	0.86	(0.02)	(0.52)
BALANCE SHEET SUMMARY
At year-end—Consolidated
Loans, net of unearned income	$77,307	$74,609	$73,995	$77,594	$82,864
Allowance for loan losses	(1,103)	(1,341)	(1,919)	(2,745)	(3,185)
Assets	119,679	117,396	121,347	127,050	132,351
Deposits	94,200	92,453	95,474	95,627	94,614
Long-term debt	3,462	4,830	5,861	8,110	13,190
Stockholders’ equity	16,989	15,768	15,499	16,499	16,734
Average balances—Continuing Operations
Loans, net of unearned income	$76,253	$74,924	$76,035	$80,673	$86,660
Assets	118,468	117,805	122,182	126,719	132,720
Deposits	93,481	92,646	95,330	95,671	96,489
Long-term debt	4,057	5,206	6,694	11,240	15,489
Stockholders’ equity	16,725	15,502	15,035	15,350	15,916
SELECTED RATIOS
Allowance for loan losses as a percentage of loans, net of unearned income	1.43%	1.80%	2.59%	3.54%	3.84%
Tier 1 capital (2)	12.54	11.68	12.00	13.28	12.40
Tier 1 common risk-based capital (non-GAAP) (1)(2)	11.65	11.21	10.84	8.51	7.85
Total risk-based capital (2)	15.26	14.73	15.38	16.99	16.35
Leverage capital (2)	10.86	10.03	9.65	9.91	9.30
Tangible common stockholders’ equity to tangible assets (non-GAAP) (1)	9.75	9.24	8.63	6.58	6.04
Adjusted efficiency ratio (non-GAAP) (1)	65.50	65.42	64.42	64.56	67.74

	2014	2013	2012	2011	2010
	(In millions, except per share data)
COMMON STOCK DATA
Cash dividends declared per common share	$0.18	$0.10	$0.04	$0.04	$0.04
Common equity book value per share	11.89	11.12	10.63	10.39	10.63
Tangible common book value per share (non-GAAP)(1)	8.26	7.54	7.11	6.37	6.09
Market value at year-end	10.56	9.89	7.13	4.30	7.00
Market price range: (3)
High	11.54	10.52	7.73	8.09	9.33
Low	8.85	7.13	4.21	2.82	5.12
Total trading volume	3,689	3,962	5,282	5,204	6,381
Dividend payout ratio	22.64%	12.99%	5.63%	NM	NM
Shareholders of record at year-end (actual)	57,529	63,815	67,574	73,659	76,996
Weighted-average number of common shares outstanding
Basic	1,375	1,395	1,381	1,258	1,227
Diluted	1,387	1,410	1,387	1,258	1,227
________
NM—Not meaningful

(1)	See Table 2 for GAAP to non-GAAP reconciliations.

(2)	Current year Tier 1 capital, Tier 1 common risk-based capital, Total risk-based capital, and Leverage capital ratios are estimated.

(3)	High and low market prices are based on intraday sales prices.
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
Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When fully phased-in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In July 2013, the Federal Reserve released final rules detailing the U.S. implementation of Basel III. Regions, as a non-advanced approaches bank, began transitioning to the Basel III framework in January 2015 subject to a phase-in period extending through January 2019. The calculations provided below are estimates. Because the Basel III implementation regulations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.
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
The following tables provide: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted efficiency ratio (non-GAAP), 6) a computation of the adjusted fee income ratio (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 8) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 9) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1 (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements. The estimate at both December 31, 2014 and 2013 are based on the final rule released in July 2013 and the estimate at December 31, 2012 is based on the U.S. Notices of Proposed Rulemaking released in July 2012.

Table 2—GAAP to Non-GAAP Reconciliation

		Year Ended December 31
		2014	2013	2012	2011	2010
		(In millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$1,155	$1,122	$1,120	$(215)	$(539)
Preferred dividends and accretion (GAAP)		(52)	(32)	(129)	(214)	(224)
Net income (loss) available to common shareholders (GAAP)	A	$1,103	$1,090	$991	$(429)	$(763)
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$3,432	$3,556	$3,526	$3,862	$3,859
Significant items:
Professional, legal and regulatory expenses(1)(2)		(93)	(58)	—	—	(75)
Branch consolidation and property and equipment charges		(16)	(5)	—	(75)	(8)
Gain on sale of TDRs held for sale, net		35	—	—	—	—
Loss on early extinguishment of debt		—	(61)	(11)	—	(108)
Goodwill impairment		—	—	—	(253)	—
Securities impairment, net		—	—	(2)	(2)	(2)
REIT investment early termination costs(3)		—	—	(42)	—	—
Adjusted non-interest expense (non-GAAP)	B	$3,358	$3,432	$3,471	$3,532	$3,666
Net interest income (GAAP)		$3,279	$3,262	$3,300	$3,410	$3,389
Taxable-equivalent adjustment		63	54	50	35	32
Net interest income from continuing operations, taxable-equivalent basis		3,342	3,316	3,350	3,445	3,421
Non-interest income from continuing operations (GAAP)		1,821	2,019	2,100	2,143	2,489
Significant items:
Securities gains, net		(27)	(26)	(48)	(112)	(394)
Leveraged lease termination gains, net		(10)	(39)	(14)	(8)	(78)
Loss (gain) on sale of mortgage loans		—	—	—	3	(26)
Gain on sale of other assets(4)		—	(24)	—	—	—
Adjusted non-interest income (non-GAAP)	C	1,784	1,930	2,038	2,026	1,991
Adjusted total revenue, taxable equivalent adjustment (non-GAAP)	D	$5,126	$5,246	$5,388	$5,471	$5,412
Adjusted efficiency ratio (non-GAAP)	B/D	65.50%	65.42%	64.42%	64.56%	67.74%
Adjusted fee income ratio (non-GAAP)	C/D	34.81%	36.79%	37.82%	37.03%	36.79%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,735	$15,504	$15,246	$16,927	$17,444
Less: Average intangible assets (GAAP)		5,103	5,136	5,210	5,965	6,003
Average deferred tax liability related to intangibles (GAAP)		(182)	(188)	(195)	(220)	(255)
Average preferred stock (GAAP)		754	464	960	3,398	3,479
Average tangible common stockholders’ equity (non-GAAP)	E	$11,060	$10,092	$9,271	$7,784	$8,217
Return on average tangible common stockholders’ equity (non-GAAP)	A/E	9.97%	10.80%	10.69%	(5.51)%	(9.29)%

		Year Ended December 31
		2014	2013	2012	2011	2010
		(In millions, except share data)
TANGIBLE COMMON RATIOS-CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,989	$15,768	$15,499	$16,499	$16,734
Less: Ending intangible assets (GAAP)		5,091	5,111	5,161	5,265	5,946
Ending deferred tax liability related to intangibles (GAAP)		(172)	(188)	(191)	(200)	(240)
Ending preferred stock (GAAP)		884	450	482	3,419	3,380
Ending tangible common stockholders’ equity (non-GAAP)	F	$11,186	$10,395	$10,047	$8,015	$7,648
Ending total assets (GAAP)		$119,679	$117,396	$121,347	$127,050	$132,351
Less: Ending intangible assets (GAAP)		5,091	5,111	5,161	5,265	5,946
Ending deferred tax liability related to intangibles (GAAP)		(172)	(188)	(191)	(200)	(240)
Ending tangible assets (non-GAAP)	G	$114,760	$112,473	$116,377	$121,985	$126,645
End of period shares outstanding	H	1,354	1,378	1,413	1,259	1,256
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.75%	9.24%	8.63%	6.58%	6.04%
Tangible common book value per share (non-GAAP)	F/H	$8.26	$7.54	$7.11	$6.37	$6.09
TIER 1 COMMON RISK-BASED RATIO(5)-CONSOLIDATED
Stockholders’ equity (GAAP)		$16,989	$15,768	$15,499	$16,499	$16,734
Accumulated other comprehensive (income) loss		238	319	(65)	69	260
Non-qualifying goodwill and intangibles (8)		(4,809)	(4,798)	(4,826)	(4,900)	(5,706)
Disallowed deferred tax assets(6)		—	—	(35)	(432)	(424)
Disallowed servicing assets		(28)	(31)	(33)	(35)	(27)
Qualifying non-controlling interests		—	—	93	92	92
Qualifying trust preferred securities		—	—	501	846	846
Tier 1 capital (regulatory)		12,390	11,258	11,134	12,139	11,775
Qualifying non-controlling interests		—	—	(93)	(92)	(92)
Qualifying trust preferred securities		—	—	(501)	(846)	(846)
Preferred stock (GAAP)		(884)	(450)	(482)	(3,419)	(3,380)
Tier 1 common equity (non-GAAP)	I	$11,506	$10,808	$10,058	$7,782	$7,457
Risk-weighted assets (regulatory)	J	$98,787	$96,416	$92,811	$91,449	$94,966
Tier 1 common risk-based ratio (non-GAAP)	I/J	11.65%	11.21%	10.84%	8.51%	7.85%
BASEL III COMMON EQUITY TIER 1 RATIO(5)(7)
Stockholders’ equity (GAAP)		$16,989	$15,768	$15,499
Non-qualifying goodwill and intangibles(8)		(4,915)	(4,922)	(4,968)
Proposed Adjustments
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		—	—	(298)
Final Rules Adjustments
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		116	130	—
Preferred stock (GAAP)		(884)	(450)	(482)
Basel III common equity Tier 1 (non-GAAP)	K	$11,306	$10,526	$9,751
Basel III risk-weighted assets (non-GAAP)(9)	L	$102,804	$99,483	$109,941
Basel III common equity Tier 1 ratio (non-GAAP)	K/L	11.00%	10.58%	8.87%

 _________

(1)	Regions recorded $100 million of contingent legal and regulatory accruals during the fourth quarter of 2014 related to previously disclosed matters.

(2)
In the fourth quarter of 2013, Regions recorded a non-tax deductible charge of $58 million related to previously disclosed inquiries from government authorities concerning matters from 2009. The 2013 matters were settled in the second quarter of 2014 for $7 million less than originally estimated and a corresponding recovery was recognized. In the second quarter of 2010, Regions recorded a $200 million charge to account for a probable, reasonably estimable loss related to a pending settlement of regulatory matters. $75 million of the 2010 regulatory charge related to continuing operations.

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

(4)	In the third quarter of 2013, Regions recorded a $24 million gain on sale of a non-core portion of a Wealth Management business.

(5)	Current annual amounts and the resulting ratio are estimated.

(6)	Taxable income from the two previous tax years and one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.

(7)	The 2014 and 2013 estimates are based on the final rule released in July 2013. The 2012 estimate is based on the June 2012 U.S. Notices of Proposed Rulemaking.

(8)
Under Basel III, in addition to goodwill and other identified intangibles, regulatory capital must be reduced by purchased credit card relationship intangible assets. The majority of these assets are allowed in Basel I capital.

(9)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount is a reasonable approximation, based on our understanding of the requirements.

CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the U.S. and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, fair value measurements, intangible assets (goodwill and other identifiable intangible assets), residential mortgage servicing rights and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.
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
Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual’s credit due to factors particular to that credit, such as competition, management or business performance. For non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, the allowance for loan losses is based on note-level evaluation considering the facts and circumstances specific to each borrower. For all other commercial and investor real estate loans, the allowance for loan losses is based on statistical models using a probability of default (“PD”) and a loss given default (“LGD”). Historical default information for similar loans is used as an input for the statistical model. A 5 percent increase in the PD for non-defaulted commercial and investor real estate accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated inherent losses of approximately $57 million.
For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 5 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $13 million.
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

Fair Value Measurements
A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include trading account securities, securities available for sale, mortgage loans held for sale, residential mortgage servicing rights and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and other identifiable intangible assets.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.8 billion at both December 31, 2014 and 2013 and is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Refer to Note 22 “Business Segment Information” for discussion of Regions' reorganization of its management reporting structure during the fourth quarter of 2014 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach. Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion).
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
The estimated fair value of the reporting unit is determined using a blend of both income and market approaches. Within the income approach, which is the primary valuation approach, Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set specific to each reporting unit, and a market risk premium based on published data. To determine the estimated cost of equity for each reporting unit, a size premium is added (also based on a published source) as well as a company-specific risk premium for each reporting unit, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set. Regions evaluates the appropriateness of the inputs to the CAPM at each test date. Company specific factors considered during recent evaluation periods include positive results of operations, improvement in asset quality and strong capital and liquidity positions.
In estimating future cash flows, a balance sheet as of the test date and statements of income for the last twelve months of activity for each reporting unit is compiled. From that point, future balance sheets and statements of income are projected based on the inputs. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets. These internal forecasts range from 1 to 3 years and are based on inputs developed in the Company’s internal strategic and capital planning processes.
Regions uses the guideline public company method ("GCM") and the guideline transaction method ("GTM") as its market approaches. The GCM applies a value multiplier derived from each reporting unit’s peer group to a financial metric and an implied control premium to the respective reporting units. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The GTM applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).
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
The results of the calculations for the fourth quarter of 2014 indicated that the estimated fair values of the Corporate Bank, Consumer Bank and Wealth Management reporting units were $8.3 billion, $7.7 billion and $1.7 billion, respectively, which were greater than their carrying amounts of $7.7 billion, $7.0 billion and $1.3 billion, respectively. Therefore, the goodwill of each reporting unit was considered not impaired as of the testing date, and Step Two of the goodwill impairment test was not required.
The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the fourth quarter of 2014 and all four quarters of 2013:
Discount Rates

	Corporate Bank	Consumer Bank	Wealth Management
Fourth quarter 2014	11.25%	11.50%	11.75%

	Business Services	Consumer Services	Wealth Management
Fourth quarter 2013	12.00%	12.00%	12.00%
Third quarter 2013	12.00%	12.00%	12.00%
Second quarter 2013	13.00%	12.00%	12.00%
First quarter 2013	14.00%	13.00%	13.00%
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a protraction in the current low level of interest rates significantly beyond 2015.
For sensitivity analysis, a discount rate of 12.0 percent for the Corporate Bank, Consumer Bank, and Wealth Management reporting units would result in estimated fair values of equity of $7.8 billion, $7.4 billion, and $1.7 billion, respectively. All three reporting units' estimated fair value would continue to exceed the book value by approximately $140 million, $428 million, and $421 million, respectively, and would not require Step Two procedures.
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
Residential Mortgage Servicing Rights
Regions estimates the fair value of its residential mortgage servicing rights in order to record them at fair value on the balance sheet. Although sales of residential mortgage servicing rights do occur, residential mortgage servicing rights do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential mortgage servicing rights. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential mortgage servicing rights using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential mortgage servicing rights which impacts earnings. The carrying value of residential mortgage servicing rights was $257 million at December 31, 2014. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2014 fair value of residential mortgage servicing rights by approximately 6 percent ($15 million) and 12 percent ($32 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2014 fair value of residential mortgage servicing rights by approximately 6 percent ($14 million) and 11 percent ($28 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 19 percent, would result in a decline in the value of the residential mortgage servicing rights by approximately $8 million.
The pro forma fair value analysis presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates. This sensitivity analysis does not reflect an expected outcome. Refer to the “Residential Mortgage Servicing Rights” discussion in the “Balance Sheet” analysis section found later in this report.
Income Taxes
Accrued income taxes are reported as a component of either other assets or other liabilities, as appropriate, in the consolidated balance sheets and reflect management’s estimate of income taxes to be paid or received.
Deferred income taxes represent the amount of future income taxes to be paid or received and are accounted for using the asset and liability method. The net balance is reported as a component of either other assets or other liabilities, as appropriate, in the consolidated balance sheets. The Company determines the realization of the deferred tax asset based upon an evaluation of the four possible sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In projecting future taxable income, the Company utilizes forecasted pre-tax earnings, adjusts for the estimated book-tax differences and incorporates assumptions, including the amounts of income allocable to taxing jurisdictions. These assumptions require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. The realization of the deferred tax assets could be reduced in the future if these estimates are significantly different than forecasted. For a detailed discussion of realization of deferred tax assets, refer to the “Income Taxes” section found later in this report.
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

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income on a taxable-equivalent basis increased approximately $26 million, or 1 percent in 2014 from 2013, driven primarily by a decline in rates paid on interest-bearing liabilities, and a lower level of non-deposit borrowings resulting from the execution of liability management actions. The net interest margin increased to 3.21 percent in 2014 from 3.20 percent in 2013, reflecting a favorable mix shift in deposits out of higher-cost time deposits into lower-cost checking, savings and money market accounts.
Comparing 2014 to 2013, average interest-earning asset yields were lower, decreasing 6 basis points. However, interest-bearing liability rates were also lower, declining by 9 basis points, more than offsetting the drop in interest-earning asset yields. As a result, the net interest rate spread increased 3 basis points to 3.06 percent in 2014 compared to 3.03 percent in 2013.
Monetary policy action pursued by the Federal Reserve, as well as a modest pace of economic recovery resulted in continued low levels of both long and short-term interest rates in 2014, both of which have influence on net interest margin and net interest income. Long-term rates are generally represented by the yield on the benchmark 10-year U.S. Treasury note. The 10-year U.S. Treasury note was 3.00 percent at the beginning of 2014 and ended the year at 2.17 percent. The average yield on the benchmark 10-year U.S. Treasury note increased slightly to 2.54 percent in 2014 compared to 2.35 percent in 2013. While being somewhat volatile during the year, long-term rates remained at historically low levels overall, which pressured interest-earning asset yields through their impact on fixed-rate loans and securities. One way in which long-term interest rates affect asset yields is through their influence on prepayment activity. Low levels of long-term interest rates precipitate higher levels of prepayments, particularly within fixed-rate loan and securities portfolios, which has resulted in the replacement of these assets at lower rates of interest. Additionally, government programs such as the Home Affordable Refinance Program ("HARP") have influenced levels of prepayments among loans and securities in a similar fashion. The taxable investment securities portfolio, which contains significant residential fixed-rate exposure, increased in yield from 2.38 percent in 2013 to 2.55 percent in 2014, largely attributable to the moderately higher average Treasury rates in 2014. The Company's loan pricing is also influenced by short-term rates such as the 30-day London Interbank Offering Rate ("LIBOR"), which on average was 16 basis points in 2014, compared to 19 basis points in 2013, and therefore had minimal impact on changes in the net interest margin.
The negative impact of low, long-term interest rates on interest-earning assets was more than offset by improvements in liability costs in 2013 and 2014. While the rates that most directly influence deposits costs (such as the Federal Reserve’s Rate of Interest on Excess Reserves and the Prime rate) both remained low and unchanged from the previous year-end level (at 0.25 percent and 3.25 percent, respectively), deposit costs improved from 15 basis points in 2013 to 11 basis points in 2014. The improvement was due both to absolute improvements in cost of most deposit categories, but also to improvements in the mix of deposits from higher-cost time deposits to lower-cost checking and savings categories. For example, average time deposits declined from $11.1 billion, or 12 percent of total average deposits, in 2013 to $9.0 billion, or 10 percent of total average deposits in 2014. Meanwhile, average non-interest bearing customer deposits increased from $29.6 billion in 2013 to $31.1 billion in 2014. Net interest margin was also supported by a favorable shift of funding to customer deposits from more costly long-term borrowings. Average long-term borrowings declined to $4.1 billion in 2014 as compared to $5.2 billion in 2013, primarily due to the successful execution of liability management actions. See the "Long-Term Borrowings" section in Management's Discussion and Analysis and Note 12 "Long-Term Borrowings" to these consolidated financial statements for additional information related to these actions.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations” presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Year Ended December 31
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$12	$—	0.86%	$—	$—	—%	$—	$—	—%
Trading account securities	107	3	2.92	114	3	2.24	134	3	2.24
Securities:
Taxable	24,148	615	2.55	25,349	603	2.38	26,667	681	2.55
Tax-exempt	3	—	—	6	—	—	17	—	—
Loans held for sale	564	22	3.89	864	29	3.41	1,150	33	2.87
Loans, net of unearned income (1)(2)	76,253	3,004	3.94	74,924	3,059	4.08	76,035	3,227	4.24
Other interest-earning assets	2,989	7	0.25	2,428	6	0.25	3,792	9	0.24
Total interest-earning assets	104,076	3,651	3.51	103,685	3,700	3.57	107,795	3,953	3.67
Allowance for loan losses	(1,235)			(1,680)			(2,376)
Cash and due from banks	1,793			1,775			1,836
Other non-earning assets	13,834			14,025			14,927
	$118,468			$117,805			$122,182
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings (3)	$6,596	8	0.12	$6,226	6	0.10	$5,712	5	0.08
Interest-bearing checking	20,804	19	0.09	19,873	19	0.10	19,419	23	0.12
Money market (3)	26,006	29	0.11	25,768	35	0.13	24,348	42	0.18
Time deposits	9,003	49	0.55	11,148	75	0.67	16,487	214	1.30
Total interest-bearing deposits (4)	62,409	105	0.17	63,015	135	0.21	65,966	284	0.43
Federal funds purchased and securities sold under agreements to repurchase	1,944	2	0.08	2,020	2	0.08	1,852	2	0.11
Other short-term borrowings	55	—	0.21	219	—	0.19	251	—	—
Long-term borrowings	4,057	202	4.98	5,206	247	4.75	6,694	317	4.74
Total interest-bearing liabilities	68,465	309	0.45	70,460	384	0.54	74,763	603	0.81
Non-interest-bearing deposits (4)	31,072	—	—	29,631	—	—	29,364	—	—
Total funding sources	99,537	309	0.31	100,091	384	0.38	104,127	603	0.58
Net interest spread			3.06			3.03			2.86
Other liabilities	2,206			2,212			3,020
Stockholders’ equity	16,725			15,502			15,035
	$118,468			$117,805			$122,182
Net interest income/margin on a taxable-equivalent basis from continuing operations (5)(6)		$3,342	3.21%		$3,316	3.20%		$3,350	3.11%

_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $78 million, $75 million and $65 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
In 2014, approximately $207 million of average IRA account balances and the related interest expense were reclassified from money market to savings. Prior period amounts have been revised to conform to current period classification.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11%, 0.15% and 0.30% for the years ended December 31, 2014, 2013 and 2012 respectively.

(5)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

(6)
The table above does not include average interest-earning assets, average interest-bearing liabilities, interest income, or interest expense for discontinued operations (see Note 3 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would have been $3,356 million and 3.10% for the year ended December 31, 2012.

Table 4—Volume and Yield/Rate Variances from Continuing Operations
Table 4 “Volume and Yield/Rate Variances from Continuing Operations” provides additional information with which to analyze the changes in net interest income.

	2014 Compared to 2013			2013 Compared to 2012
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Securities-taxable	$(29)	$41	$12	$(33)	$(45)	$(78)
Loans held for sale	(11)	4	(7)	(9)	5	(4)
Loans, including fees	54	(109)	(55)	(47)	(121)	(168)
Other interest-earning assets	1	—	1	(3)	—	(3)
Total interest-earning assets	15	(64)	(49)	(92)	(161)	(253)
Interest expense on:
Savings	—	2	2	—	1	1
Interest-bearing checking	1	(1)	—	1	(5)	(4)
Money market	—	(6)	(6)	2	(9)	(7)
Time deposits	(13)	(13)	(26)	(56)	(83)	(139)
Total interest-bearing deposits	(12)	(18)	(30)	(53)	(96)	(149)
Long-term borrowings	(57)	12	(45)	(70)	—	(70)
Total interest-bearing liabilities	(69)	(6)	(75)	(123)	(96)	(219)
Increase (decrease) in net interest income	$84	$(58)	$26	$31	$(65)	$(34)
______
Notes:

•
The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.

•	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

•	Prior period amounts for Savings and Money market have been reclassified to conform to current period classification.
The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Certain types of interest-earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans remained depressed in 2014 due to the low interest rate environment and an elevated level of loans on non-accrual status. Average interest-earning assets in 2014 totaled $104.1 billion, an increase of $391 million as compared to the prior year.
Average loans as a percentage of average interest-earning assets were 73 percent in 2014 and 72 percent in 2013. The remaining categories of interest-earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations”. The proportion of average interest-earning assets to average total assets, which was 88 percent in both 2014 and 2013, measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources.

Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 66 percent in 2014 and 68 percent in 2013.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. During 2014, the provision for loan losses totaled $69 million and net charge-offs were $307 million. This compares to a provision for loan losses of $138 million and net charge-offs of $716 million in 2013. Net charge-offs exceeded provision for loan losses for 2014 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans, as well as problem loan resolutions.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
NON-INTEREST INCOME
Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31			Change 2014 vs. 2013
	2014	2013	2012	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts (1)	$695	$734	$756	$(39)	(5.3)%
Card and ATM fees (1)	334	319	314	15	4.7%
Investment management and trust fee income	193	196	195	(3)	(1.5)%
Mortgage income	149	236	363	(87)	(36.9)%
Insurance commissions and fees	124	114	109	10	8.8%
Bank-owned life insurance	85	82	81	3	3.7%
Capital markets fee income and other	73	87	83	(14)	(16.1)%
Commercial credit fee income	61	65	68	(4)	(6.2)%
Investment services fee income	43	34	27	9	26.5%
Securities gains, net	27	26	48	1	3.8%
Leveraged lease termination gains, net	10	39	14	(29)	(74.4)%
Gain on sale of other assets	—	24	—	(24)	(100.0)%
Net loss from affordable housing	(66)	(49)	(49)	(17)	34.7%
Other miscellaneous income	93	112	91	(19)	(17.0)%
	$1,821	$2,019	$2,100	$(198)	(9.8)%
_____
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
Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees, and other service charges. The decline in 2014 compared to 2013 was primarily driven by continued changes in customer behavior, an $8 million reserve for customer reimbursements recorded in 2014, and the Company's decision to transition out of certain small credit product offerings.
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

Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in 2014 compared to 2013 was a result of increased checking accounts, as well as increased transactions driven in part by the continued migration of transactions from cash and checks to cards.  Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.
Investment Management and Trust Fee Income
Investment management and trust fee income represents income from asset management services. In 2013, approximately $12 million of investment management and trust fee income was associated with a non-core portion of a Wealth Management business that was sold in the third quarter of 2013. The sale resulted in a pre-tax gain of $24 million, which is reflected in Table 5 in the "gain on sale of other assets" line item.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decline in mortgage income during 2014 compared to 2013 was primarily driven by lower mortgage production as consumer demand for residential mortgage loans slowed due to rising mortgage interest rates. A decline in the market valuation of the residential mortgage servicing portfolio, net of hedging activity, also contributed to the year-over-year decline.
At December 31, 2014, $27.7 billion of the residential mortgage servicing portfolio was serviced for third parties compared to $28.5 billion at December 31, 2013.
Insurance Commissions and Fees
Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. Insurance commissions and fees increased in 2014 compared to 2013 primarily due to the incremental impact of insurance agency lift outs over the last several years, combined with organic growth in the insurance agency business.
Capital Markets Fee Income and Other
Capital markets fee income and other primarily relates to activities such as securities underwriting and placement, loan syndications, foreign exchange and customer derivatives. The decrease in these fees during 2014 compared to 2013 was primarily driven by a slowdown in demand for customer derivatives, given the continued low interest rate environment.
Investment Services Fee Income
Investment services fee income represents income earned through investment advisory services. Primary revenue streams include sales of annuity and brokerage products. The increase in investment services fee income during 2014 compared to 2013 was primarily driven by an increase in sales resulting from an increased number of financial consultants.
Securities Gains, Net
Net securities gains result from the Company's asset/liability management process. See Note 4 "Securities" to the consolidated financial statements for more information.
Leveraged Lease Termination Gains, Net
Regions terminated certain leveraged leases in 2014 and 2013. The related net termination gains were largely offset by increases in income tax expense.
Net Loss From Affordable Housing
Regions periodically invests in various limited partnerships that sponsor affordable housing projects. Regions accounts for these investments using the equity method. Net loss from affordable housing represents the Company's equity share of the partnership gains and losses. Net loss from affordable housing increased in 2014 reflecting an increase in investments and the related equity share of partnership losses, as well as, a reduction in gains on sales of investments.
Beginning in 2015, new accounting guidance allows companies with low income housing tax credit investments to apply a proportional amortization method that would recognize the cost of the investment as a component of income tax expense. Regions intends to adopt this method with its first quarter of 2015 financial reporting. This election will result in an increase to income tax expense and an increase to non-interest income. The cumulative effect to retained earnings (deficit) as of January 1, 2015 of adopting this guidance is estimated to be a reduction in the range of approximately $110 million to $125 million. Refer to Note 1 "Summary of Significant Accounting Policies" for additional information.
Other Miscellaneous Income
Other miscellaneous income includes fees from safe deposit boxes, check fees and income from assets held for employee benefit purposes, which was the primary driver of the decrease in 2014.

NON-INTEREST EXPENSE
Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31			Change 2014 vs. 2013
	2014	2013	2012	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,810	$1,818	$1,763	$(8)	(0.4)%
Net occupancy expense	368	365	382	3	0.8%
Furniture and equipment expense	287	280	261	7	2.5%
Professional, legal and regulatory expenses(1)	235	190	114	45	23.7%
Outside services	131	106	82	25	23.6%
Marketing	95	98	87	(3)	(3.1)%
Deposit administrative fees	75	125	162	(50)	(40.0)%
Amortization of other intangibles	51	54	109	(3)	(5.6)%
Credit/checkcard expenses	44	41	64	3	7.3%
Branch consolidation, property and equipment charges	16	5	—	11	220.0%
REIT investment early termination costs	—	—	42	—	NM
Loss on early extinguishment of debt	—	61	11	(61)	(100.0)%
Provision (credit) for unfunded credit losses	(13)	(5)	5	(8)	160.0%
(Gain) loss on loans held for sale, net	(23)	(30)	(61)	7	(23.3)%
Gain on sale of TDRs held for sale, net	(35)	—	—	(35)	NM
Other miscellaneous expenses	391	448	505	(57)	(12.7)%
	$3,432	$3,556	$3,526	$(124)	(3.5)%
______
NM - Not Meaningful

(1)	"Professional and legal expenses" and "regulatory charge" line items were combined in 2014. All prior periods presented have been reclassified to conform to this presentation.
Salaries and Employee Benefits
Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits were essentially flat in 2014 as compared to 2013. Headcount decreased to 23,723 at December 31, 2014 from 24,255 at December 31, 2013.
Regions adopted new mortality tables and projection scales as of December 31, 2014 for estimating Regions' retirement plan liabilities. The combination of this adoption and a lower discount rate will result in pension related expense increasing by approximately $23 million during 2015.
Net Occupancy Expense
Net occupancy expense includes rent, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense was essentially flat in 2014 compared to 2013.
Furniture and Equipment Expense
Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during 2014 compared to 2013 primarily driven by higher rent, maintenance and repairs during 2014.
Professional, Legal and Regulatory Expenses
Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. In 2013, a non-tax deductible regulatory charge of $58 million was recorded related to previously disclosed inquiries from government authorities. The matter was settled in 2014 for $7 million less than originally estimated and a corresponding recovery was recognized. In the fourth quarter of 2014, $100 million of expense was recorded for contingent legal and regulatory items related to previously disclosed matters.

Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during 2014 when compared to 2013 primarily due to the use of temporary staffing for compliance and regulatory related projects as well as increased servicing costs related to continued purchases of indirect loans from a third party.
Deposit Administrative Fees
Deposit administrative fees decreased during 2014 when compared to 2013 as a result of continued improvement in performance metrics and a reduction in Regions' risk profile including a decline in higher risk loans, all of which impact the fee calculation.
Branch Consolidation, Property and Equipment Charges
In 2014, $16 million of branch consolidation charges related to valuation adjustments on owned branch property were recognized. The charges were a result of Regions' decision to consolidate 30 branches in late 2013 and 50 branches in the fourth quarter of 2014. The actual branch closures occur over time, but management's decision to close them results in the recorded charges.
Loss on Early Extinguishment of Debt
During 2013, the Company incurred $61 million in losses related to the early extinguishment of certain other long-term debt, the tender or redemption of certain senior debt securities and preferred stock, as well as the redemption of selected trust preferred securities. There were no debt extinguishments in 2014.
Gain on Sale of Troubled Debt Restructurings ("TDRs") Held for Sale, Net
During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million net gain.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses decreased in 2014 as compared to 2013 primarily due to declines in mortgage repurchase costs reflecting lower losses.
INCOME TAXES
The Company’s income tax expense from continuing operations was $457 million and $452 million for 2014 and 2013, respectively, resulting in effective tax rates of 28.6 percent and 28.5 percent, respectively.
The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income. Bank-owned life insurance and tax-exempt income are expected to be generally consistent in the near term. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases. Accordingly, future period effective tax rates may not be comparable to the current period.
Beginning in 2015, new accounting guidance allows companies with affordable housing tax credit investments to apply a proportional amortization method that would recognize the cost of the investment as a component of income tax expense. Regions intends to adopt this method with its first quarter of 2015 financial reporting. This election will result in an increase to income tax expense, and the resulting effective tax rate, and an increase to non-interest income. The cumulative effect to retained earnings (deficit) as of January 1, 2015 of adopting this guidance is estimated to be a reduction in the range of approximately $110 million to $125 million. Refer to Note 1 "Summary of Significant Accounting Policies" for additional information.
At December 31, 2014, the Company reported a net deferred tax asset of $367 million, compared to $612 million at December 31, 2013. The decrease in the net deferred tax asset was primarily due to the continued reduction in the allowance for loan losses and the utilization of tax attribute carryforwards.
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

•
History of earnings—In 2014, the Company has continued its positive earnings trend with positive earnings in 2014, 2013 and 2012. The Company has utilized all federal net operating losses and in 2014, utilized its remaining federal tax credit carryforwards. There is no history of significant tax carryforwards expiring unused.

•
Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $714 million of deferred tax assets.

•
Creation of future taxable income—The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences.

•	Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies such as asset sales to maximize the realization of deferred tax assets.
Based on this evaluative process, the Company has established a valuation allowance in the amount of $32 million at December 31, 2014 and $36 million at December 31, 2013 because the Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be utilized. The decrease of $4 million is principally due to the Company’s determination that certain state net operating loss carryforwards are more likely than not to be realized.
See Note 1 “Summary of Significant Accounting Policies” and Note 19 “Income Taxes” to the consolidated financial statements for additional information about income taxes.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements. During 2014, income from discontinued operations reflects further reductions in the indemnification liability based on updated assumptions, as well as insurance proceeds recognized. During 2013, the loss from discontinued operations was primarily due to higher professional and legal expenses.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
Cash and Cash Equivalents
At December 31, 2014, cash and cash equivalents totaled $4.0 billion as compared to $5.3 billion at December 31, 2013. The year-over-year decrease was driven by a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.
Securities
Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk.
The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices. The weighted-average yield earned on securities, less equities, was 2.58 percent in 2014 and 2.65 percent in 2013. Table 7 “Securities” details the carrying values of securities, including both available for sale and held to maturity.
Table 7—Securities

	2014	2013	2012
	(In millions)
U.S. Treasury securities	$177	$57	$54
Federal agency securities	573	425	555
Obligations of states and political subdivisions	2	5	9
Mortgage-backed securities:
Residential agency	17,665	17,474	21,283
Residential non-agency	8	9	13
Commercial agency	2,173	1,154	725
Commercial non-agency	1,494	1,211	1,098
Corporate and other debt securities	1,990	2,827	2,835
Equity securities	673	676	682
	$24,755	$23,838	$27,254
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. The securities at December 31, 2014 increased $917 million from year-end 2013 primarily due to market rate improvements in the fair value of the available for sale securities portfolio as well as additional portfolio purchases.

Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2014 was estimated to be 5.0 years, with a duration of approximately 3.4 years. These metrics compare with an estimated average life of 5.0 years, with a duration of approximately 4.0 years for the portfolio at December 31, 2013. Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.
Table 8—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing as of December 31, 2014
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities(1):
U.S. Treasury securities	$10	$160	$5	$2	$177
Federal agency securities	1	355	217	—	573
Obligations of states and political subdivisions	1	1	—	—	2
Mortgage-backed securities:
Residential agency	—	162	1,177	16,326	17,665
Residential non-agency	—	—	—	8	8
Commercial agency	—	340	1,425	408	2,173
Commercial non-agency	—	149	329	1,016	1,494
Corporate and other debt securities	77	609	970	334	1,990
	$89	$1,776	$4,123	$18,094	$24,082
Weighted-average yield(2)	1.79%	1.87%	2.53%	2.38%	2.58%
_________

(1)	Federal Reserve Bank stock, Federal Home Loan Bank stock, and equity stock of other corporations held by Regions are not included in the table.

(2)
The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit. Average tax-exempt securities were maintained at such a small balance in 2014 that the taxable-equivalent adjustments for the calculation of yields amounted to zero for the year ended December 31, 2014. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 92 percent of the investment portfolio at December 31, 2014. All other securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 8 percent of total securities at year-end 2014.
Loans Held For Sale
At December 31, 2014, loans held for sale totaled $541 million, consisting primarily of $442 million of residential real estate mortgage loans, $61 million of commercial mortgage loans in the process of being sold to Fannie Mae through Regions' Fannie Mae Delegated Underwriting and Servicing ("DUS") program, and $38 million of non-performing loans. At December 31, 2013, loans held for sale totaled $1.1 billion, consisting primarily of $963 million of residential real estate mortgage loans and $82 million of non-performing loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.
During the fourth quarter of 2013, Regions transferred certain primarily accruing residential first mortgage loans classified as troubled debt restructurings ("TDRs") to loans held for sale. The book value of these loans was approximately $686 million and they were transferred into loans held for sale at the estimated fair value of $535 million with the $151 million difference reflected as a charge-off. Substantially all of the TDR loans held for sale were sold in the first quarter of 2014. Refer to the "Non-Interest Expense" section in the "Operating Results" section of this report for further discussion regarding the subsequent sale of these TDR loans.
Loans
GENERAL
Average loans, net of unearned income, represented 73 percent of average interest-earning assets for the year ended December 31, 2014, compared to 72 percent for the year ended December 31, 2013. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect, consumer credit card and other consumer loans).
Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class and Table 10 provides information on selected loan maturities.
Table 9—Loan Portfolio

	2014	2013	2012	2011	2010
	(In millions, net of unearned income)
Commercial and industrial	$32,732	$29,413	$26,674	$24,522	$22,540
Commercial real estate mortgage—owner-occupied	8,263	9,495	10,095	11,166	12,046
Commercial real estate construction—owner-occupied	407	310	302	337	470
Total commercial	41,402	39,218	37,071	36,025	35,056
Commercial investor real estate mortgage	4,680	5,318	6,808	9,702	13,621
Commercial investor real estate construction	2,133	1,432	914	1,025	2,287
Total investor real estate	6,813	6,750	7,722	10,727	15,908
Residential first mortgage	12,315	12,163	12,963	13,784	14,898
Home equity	10,932	11,294	11,800	13,021	14,226
Indirect	3,642	3,075	2,336	1,848	1,592
Consumer credit card	1,009	948	906	987	—
Other consumer	1,194	1,161	1,197	1,202	1,184
Total consumer	29,092	28,641	29,202	30,842	31,900
	$77,307	$74,609	$73,995	$77,594	$82,864

Table 10—Selected Loan Maturities

	Loans Maturing as of December 31, 2014 (1)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (2)	$4,461	$21,630	$6,509	$32,600
Commercial real estate mortgage—owner-occupied	930	4,135	3,198	8,263
Commercial real estate construction—owner-occupied	15	149	243	407
Total commercial	5,406	25,914	9,950	41,270
Commercial investor real estate mortgage	1,260	2,937	483	4,680
Commercial investor real estate construction	639	1,482	12	2,133
Total investor real estate	1,899	4,419	495	6,813
	$7,305	$30,333	$10,445	$48,083

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$5,319	$25,014
Due after five years	6,707	3,738
	$12,026	$28,752
_________
(1) Excludes residential first mortgage, home equity, indirect, consumer credit card and other consumer loans.
(2) Excludes $132 million of small business credit card accounts.
Loans, net of unearned income, totaled $77.3 billion at December 31, 2014, an increase of $2.7 billion from year-end 2013 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Strategic decisions to grow the commercial and industrial portfolios through the Company's specialized lending groups and the indirect automobile lending portfolios, as well as increases in commercial investor real estate construction, were the primary contributors to the increase in loans in 2014. The increase was partially offset by continued decreases in commercial investor real estate mortgage and the lower demand for home equity products. Management’s expectation for 2015 end of period loan growth is in the 4 percent to 6 percent range.
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain variances in balances from the 2013 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $3.3 billion or 11 percent since year-end 2013 due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $1.2 billion or 13 percent from year-end 2013 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During 2014, total commercial loan balances increased approximately $2.2 billion, or 6 percent.
The commercial portfolio segment has generated the majority of the Company's loan growth in 2014, particularly commercial and industrial loans. The commercial portfolio segment comprised approximately 54 percent of total loans at December 31, 2014, compared to 53 percent at December 31, 2013.
The following table provides detail of Regions' commercial lending balances in selected industries as of December 31:
Table 11—Selected Industry Balances

	2014		2013 (1)		Change 2014 vs. 2013
	Loans	% of Total	Loans	% of Total	Amount
	(Dollars in millions)
Real estate	$5,533	13.4%	$4,992	12.7%	$541
Healthcare	4,544	11.0	4,805	12.3	(261)
Manufacturing (2)	4,114	9.9	3,831	9.8	283
Financial services (2)	3,436	8.3	3,265	8.3	171
Wholesale goods (2)	3,269	7.9	3,026	7.7	243
Energy	2,845	6.9	2,070	5.3	775
Retail trade	2,297	5.5	2,286	5.8	11
Religious, leisure, personal and non-profit services	2,246	5.4	2,352	6.0	(106)
Transportation and warehousing (2)	2,209	5.3	2,220	5.7	(11)
Restaurant, accommodation and lodging	2,058	5.0	1,959	5.0	99
Government and public sector	1,956	4.7	1,437	3.7	519
Educational services	1,654	4.0	1,579	4.0	75
Professional, scientific and technical services (2)	1,298	3.1	1,449	3.7	(151)
Information	1,012	2.4	747	1.9	265
Administrative, support, waste and repair	976	2.4	1,192	3.0	(216)
Utilities	940	2.3	821	2.1	119
Agriculture	852	2.1	859	2.2	(7)
Other	163	0.4	328	0.8	(165)
	$41,402	100.0%	$39,218	100.0%	$2,184

________

(1)
As customers' businesses evolve (e.g. up or down the vertical manufacturing chain), Regions may need to change the assigned business industry code used to define the customer relationship. When these changes occur, Regions does not recast the customer history for prior periods into the new classification because the business industry code used in the prior period was deemed appropriate. As a result, year over year changes may be impacted.

(2)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of December 31, 2014, total indirect energy-related lending was approximately $500 million.

In 2014, Regions experienced loan growth in most industry classifications compared to a year ago. The most significant growth occurred in the energy industry with year over year growth of $775 million or 37 percent. This industry represented 6.9 percent and 5.3 percent of total commercial lending at December 31, 2014 and 2013, respectively. The increases in real estate and energy represented 60 percent of the overall commercial lending growth in 2014. This was partially offset by decreases in the healthcare, administrative, support, waste and repair, as well as, professional, scientific and technical services portfolios.
Beginning late in 2014, oil prices began declining and Regions has been monitoring the prices for both direct and indirect impacts on its energy lending portfolio. As shown in Table 11, Regions’ energy industry loan balances at December 31, 2014 were approximately $2.8 billion. This amount is comprised of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. The entire energy-related portfolio, combining direct and indirect exposures, was approximately $3.4 billion at December 31, 2014. These loans are geographically concentrated primarily in Texas and, to a lesser extent, in South Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. If the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan portfolio leveled out in 2014 with a modest $63 million increase over 2013 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
The Company has made considerable efforts to de-risk its balance sheet. A primary focus has been reducing the Company's exposure in the investor real estate portfolio. Total investor real estate loans represented approximately 24 percent of total loans at December 31, 2008, and has been actively managed down to approximately 9 percent of total loans at December 31, 2014. Investor real estate lending remains an important part of the Company's lending strategy based on its market presence in the southeast United States; however, strict underwriting requirements and exposure limits will be maintained.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $152 million or 1 percent increase from year-end 2013, as prepayments have slowed. Approximately $375 million of 10 and 15-year fixed-rate loans were retained on the balance sheet during 2014.
Home Equity
The home equity portfolio totaled $10.9 billion at December 31, 2014 as compared to $11.3 billion at December 31, 2013. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2014. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit-Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2015	$26	0.31%	$188	2.22%	$214
2016	28	0.34	38	0.45	66
2017	5	0.06	11	0.13	16
2018	15	0.18	25	0.29	40
2019	116	1.37	105	1.24	221
2020-2024	1,475	17.42	1,322	15.62	2,797
2025-2029	2,418	28.56	2,688	31.75	5,106
Thereafter	2	0.02	4	0.04	6
Total	$4,085	48.26%	$4,381	51.74%	$8,466
Of the $10.9 billion home equity portfolio at December 31, 2014, approximately $8.5 billion were home equity lines of credit and $2.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of December 31, 2014, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $8.5 billion of home equity lines of credit at December 31, 2014, approximately 91 percent require monthly interest-only payments while the remaining approximately 9 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. At December 31, 2014, approximately 30 percent of borrowers were only paying the minimum amount due on their home equity line. In addition, approximately 59 percent of home equity lines of credit balances have the option to amortize either all or a portion of their balance. At December 31, 2014, approximately $270 million of home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 24 percent of the entire second lien home equity portfolio as of December 31, 2014.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances decreased from 6 percent to 4 percent in the residential first mortgage portfolio and from 13 percent to 8 percent in the home equity portfolio when comparing December 31, 2013 to December 31, 2014, respectively.

Table 13—Estimated Current Loan to Value Ranges

	December 31, 2014			December 31, 2013
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$435	$198	$633	$733	$416	$1,034
80% - 100%	1,743	536	1,078	2,050	737	1,294
Below 80%	9,626	5,282	2,696	8,899	4,646	2,501
Data not available	511	179	330	481	199	467
	$12,315	$6,195	$4,737	$12,163	$5,998	$5,296
Indirect
Indirect lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $567 million from year-end 2013, reflecting continued growing demand for automobile loans.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $61 million during 2014.
Other Consumer
Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans increased $33 million during 2014.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 declined to 6 percent of the combined portfolios for December 31, 2014, down 1 percent from December 31, 2013.
Table 14—Estimated Current FICO Score Ranges

	December 31, 2014
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$827	$345	$318	$377	$52	$82
620 - 680	1,031	544	491	500	150	140
681 - 720	1,355	740	617	550	231	181
Above 720	8,228	4,337	3,162	2,032	575	475
Data not available	874	229	149	183	1	316
	$12,315	$6,195	$4,737	$3,642	$1,009	$1,194

	December 31, 2013
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$886	$324	$322	$312	$38	$87
620 - 680	1,022	533	527	470	130	142
681 - 720	1,341	725	672	511	216	177
Above 720	8,091	4,052	3,491	1,599	563	425
Data not available	823	364	284	183	1	330
	$12,163	$5,998	$5,296	$3,075	$948	$1,161
Allowance for Credit Losses
The allowance for credit losses ("allowance") consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end. Regions determines its allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance is included in Note 1 "Summary of Significant Accounting Policies" and Note 6 “Allowance for Credit Losses” to the consolidated financial statements, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $1.1 billion at December 31, 2014 and $1.3 billion at December 31, 2013. The allowance for loan losses as a percentage of net loans was 1.43 percent at December 31, 2014 and 1.80 percent at December 31, 2013. The reserve for unfunded credit commitments was $65 million at December 31, 2014 compared to $78 million at December 31, 2013. Net charge-offs as a percentage of average loans were 0.40 percent and 0.96 percent in 2014 and 2013, respectively. Net charge-offs were lower across most categories primarily due to fundamental improvement in credit performance. Net charge-offs for residential first mortgage included $151 million related to the transfer of primarily accruing loans classified as troubled debt restructurings to held for sale late in 2013.
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
Management expects that net loan charge-offs in 2015 will decline somewhat compared with those experienced in 2014; however, economic trends such as real estate valuations, interest rates, unemployment and volatility in commodity prices will impact the future levels of net charge-offs and provision and may result in volatility during 2015. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 15 “Allowance for Credit Losses.”

The table below summarizes activity in the allowance for credit losses for the years ended December 31:
Table 15—Allowance for Credit Losses

	2014	2013	2012	2011	2010
	(Dollars in millions)
Allowance for loan losses at January 1	$1,341	$1,919	$2,745	$3,185	$3,114
Loans charged-off:
Commercial and industrial	114	186	203	294	429
Commercial real estate mortgage—owner-occupied	63	125	193	248	225
Commercial real estate construction—owner-occupied	2	1	8	8	25
Commercial investor real estate mortgage	23	69	226	685	879
Commercial investor real estate construction	1	1	46	195	565
Residential first mortgage	36	223	147	220	240
Home equity	93	159	266	353	432
Indirect	37	31	23	23	34
Consumer credit card	37	38	45	13	—
Other consumer	67	65	66	68	83
	473	898	1,223	2,107	2,912
Recoveries of loans previously charged-off:
Commercial and industrial	51	45	61	36	33
Commercial real estate mortgage—owner-occupied	16	25	16	14	11
Commercial real estate construction—owner-occupied	—	3	—	—	1
Commercial investor real estate mortgage	22	35	36	27	14
Commercial investor real estate construction	5	5	9	6	10
Residential first mortgage	8	6	5	3	2
Home equity	32	35	32	25	18
Indirect	13	10	8	10	15
Consumer credit card	5	4	2	—	—
Other consumer	14	14	15	16	16
	166	182	184	137	120
Net charge-offs:
Commercial and industrial	63	141	142	258	396
Commercial real estate mortgage—owner-occupied	47	100	177	234	214
Commercial real estate construction—owner-occupied	2	(2)	8	8	24
Commercial investor real estate mortgage	1	34	190	658	865
Commercial investor real estate construction	(4)	(4)	37	189	555
Residential first mortgage	28	217	142	217	238
Home equity	61	124	234	328	414
Indirect	24	21	15	13	19
Consumer credit card	32	34	43	13	—
Other consumer	53	51	51	52	67
	307	716	1,039	1,970	2,792
Provision for loan losses	69	138	213	1,530	2,863
Allowance for loan losses at December 31	$1,103	$1,341	$1,919	$2,745	$3,185
Reserve for unfunded credit commitments at January 1	$78	$83	$78	$71	$74
Provision (credit) for unfunded credit losses	(13)	(5)	5	7	(3)
Reserve for unfunded credit commitments at December 31	$65	$78	$83	$78	$71
Allowance for credit losses at December 31	$1,168	$1,419	$2,002	$2,823	$3,256
Loans, net of unearned income, outstanding at end of period	$77,307	$74,609	$73,995	$77,594	$82,864
Average loans, net of unearned income, outstanding for the period	$76,253	$74,924	$76,035	$80,673	$86,660
Ratios:
Allowance for loan losses to loans, net of unearned income	1.43%	1.80%	2.59%	3.54%	3.84%
Allowance for loan losses to non-performing loans, excluding loans held for sale	1.33x	1.24x	1.14x	1.16x	1.01x
Net charge-offs as percentage of average loans, net of unearned income	0.40%	0.96%	1.37%	2.44%	3.22%

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:
Table 16—Allocation of the Allowance for Loan Losses

	2014		2013		2012		2011		2010
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$428	42.4%	$427	39.4%	$497	36.1%	$586	31.6%	$641	27.2%
Commercial real estate mortgage—owner-occupied	214	10.7	271	12.8	342	13.6	427	14.4	395	14.5
Commercial real estate construction—owner-occupied	12	0.5	13	0.4	8	0.4	17	0.4	19	0.6
Total commercial	654	53.6	711	52.6	847	50.1	1,030	46.4	1,055	42.3
Commercial investor real estate mortgage	122	6.0	210	7.1	424	9.2	784	12.5	1,030	16.4
Commercial investor real estate construction	28	2.8	26	1.9	45	1.2	207	1.3	340	2.8
Total investor real estate	150	8.8	236	9.0	469	10.4	991	13.8	1,370	19.2
Residential first mortgage	93	15.9	119	16.3	254	17.5	282	17.8	295	18.0
Home equity	90	14.1	160	15.1	252	16.0	356	16.8	414	17.2
Indirect	41	4.7	39	4.1	20	3.2	17	2.4	17	1.9
Consumer credit card	46	1.3	43	1.3	45	1.2	37	1.3	—	—
Other consumer	29	1.6	33	1.6	32	1.6	32	1.5	34	1.4
Total consumer	299	37.6	394	38.4	603	39.5	724	39.8	760	38.5
	$1,103	100.0%	$1,341	100.0%	$1,919	100.0%	$2,745	100.0%	$3,185	100.0%
TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, indirect, consumer credit card and other consumer TDRs are consumer loans modified under the Customer Assistance Program ("CAP"). Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market.
More detailed information regarding Regions’ TDRs is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods ending December 31:

Table 17—Troubled Debt Restructurings

	2014		2013
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$251	$33	$468	$58
Investor real estate	290	34	511	46
Residential first mortgage	356	49	307	48
Home equity	343	12	361	23
Indirect	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	17	—	26	—
	1,260	128	1,676	175
Non-accrual status or 90 days past due and still accruing:
Commercial	93	24	156	48
Investor real estate	67	15	157	41
Residential first mortgage	112	15	156	24
Home equity	25	1	30	2
	297	55	499	115
Total TDRs - Loans	$1,557	$183	$2,175	$290

TDRs- Held For Sale	29	—	579	—
Total TDRs	$1,586	$183	$2,754	$290
_________
Note: All loans listed in the table above are considered impaired under applicable accounting literature. The majority of TDRs held for sale at December 31, 2013 were comprised of residential first mortgage loans transferred during the fourth quarter.
The following table provides an analysis of the changes in commercial and investor real estate TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as charge-offs, foreclosures, sales and transfers to held for sale, Regions may remove loans held for investment from TDR classification, but only if the borrower's financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.
A refinancing or restructuring of a TDR occurs when either the loan matures according to the terms of the TDR loan agreement or the borrower requests a change to the loan agreement. At that time, the borrower is evaluated through a new underwriting process to determine if it is creditworthy. It is subjected to the normal underwriting standards and processes for other loans with similar risk profiles.
For the commercial and investor real estate portfolios, if the borrower is considered to still be experiencing financial difficulties (as designated internally by a risk rating of substandard accruing or worse), any renewal would continue to be classified as a TDR. However, if the borrower is considered to no longer be experiencing financial difficulty and the terms of the new loan resulting from the refinancing or restructuring are at least as favorable as the terms for the comparable loans to other customers with similar collection risks, the refinanced loan is accounted for as a new loan, which supports removal of TDR status. Typically the changes between the previously identified TDR agreement and the renewal are reflective of market interest rates and market amortization schedules, additional collateral, or additional or secured guarantees to be consistent with market terms similar to that of borrowers with similar collection risk.

For the consumer portfolio, changes in TDRs are primarily due to inflows from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP, as detailed in Note 6 “Allowance for Credit Losses” to the consolidated financial statements, Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.
Table 18—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2014
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$624	$668
Inflows	234	92
Outflows
Charge-offs	(38)	(9)
Foreclosure	(2)	(3)
Payments, sales and other (1)	(474)	(391)
Balance, end of period	$344	$357

	2013
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$791	$1,124
Inflows	420	239
Outflows
Charge-offs	(71)	(25)
Foreclosure	(5)	(10)
Payments, sales and other (1)	(511)	(660)
Balance, end of period	$624	$668
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $105 million of commercial loans and $60 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2014. No loans were removed from TDR classification in 2013 as a result of being refinanced or restructured as new loans.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 19—Non-Performing Assets

	2014	2013	2012	2011	2010
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$252	$257	$409	$457	$467
Commercial real estate mortgage—owner-occupied	238	303	439	590	606
Commercial real estate construction—owner-occupied	3	17	14	25	29
Total commercial	493	577	862	1,072	1,102
Commercial investor real estate mortgage	123	238	457	734	1,265
Commercial investor real estate construction	2	10	20	180	452
Total investor real estate	125	248	477	914	1,717
Residential first mortgage	109	146	214	250	285
Home equity	102	111	128	136	56
Total consumer	211	257	342	386	341
Total non-performing loans, excluding loans held for sale	829	1,082	1,681	2,372	3,160
Non-performing loans held for sale	38	82	89	328	304
Total non-performing loans(1)	867	1,164	1,770	2,700	3,464
Foreclosed properties	124	136	149	296	454
Total non-performing assets(1)	$991	$1,300	$1,919	$2,996	$3,918
Accruing loans 90 days past due:
Commercial and industrial	$7	$6	$19	$28	$9
Commercial real estate mortgage—owner-occupied	5	6	6	9	6
Commercial real estate construction—owner-occupied	—	—	—	—	1
Total commercial	12	12	25	37	16
Commercial investor real estate mortgage	3	6	11	13	5
Commercial investor real estate construction	—	—	—	—	1
Total investor real estate	3	6	11	13	6
Residential first mortgage(2)	122	142	220	270	351
Home equity	63	75	87	93	198
Indirect	7	5	3	2	2
Consumer credit card	12	12	14	14	—
Other consumer	3	4	3	4	4
Total consumer	207	238	327	383	555
	$222	$256	$363	$433	$577
Restructured loans not included in the categories above	$1,260	$1,676	$2,789	$2,850	$1,483
Restructured loans held for sale not included in the categories above	$1	$545	$—	$21	$—
Non-performing loans(1) to loans and non-performing loans held for sale	1.12%	1.56%	2.39%	3.47%	4.17%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.28%	1.74%	2.59%	3.83%	4.69%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and all guaranteed loans sold to the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $125 million at December 31, 2014, $106 million at December 31, 2013, $87 million at December 31, 2012, $14 million at December 31, 2011 and $8 million at December 31, 2010.

Non-performing assets totaled $991 million at December 31, 2014, compared to $1.3 billion at December 31, 2013. Foreclosed properties, a subset of non-performing assets, totaled $124 million and $136 million at December 31, 2014 and December 31, 2013, respectively. The decrease in non-performing assets and foreclosed properties during 2014 reflects the Company’s continuing efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, management anticipates non-performing assets to continue to improve in 2015 as compared to 2014. Economic trends such as real estate valuations, interest rates, unemployment and volatility in commodity prices will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2015.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $222 million at December 31, 2014, a decrease from $256 million at December 31, 2013.
At December 31, 2014, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
In order to arrive at the estimate of potential problem loans, personnel from geographic regions forecast certain larger dollar loans that may potentially be downgraded to non-accrual at a future time, depending on the occurrence of future events. These personnel consider a variety of factors, including the borrower’s capacity and willingness to meet the contractual repayment terms, make principal curtailments or provide additional collateral when necessary, and provide current and complete financial information including global cash flows, contingent liabilities and sources of liquidity. Based upon the consideration of these factors a probability weighting is assigned to loans to reflect the potential for migration to the pool of potential problem loans during this specific time period. Additionally, for other loans (for example, smaller dollar loans), a trend analysis is incorporated to determine the estimate of potential future downgrades. Because of the inherent uncertainty in forecasting future events, the estimate of potential problem loans ultimately represents the estimated aggregate dollar amounts of loans as opposed to an individual listing of loans.
The majority of the loans on which the potential problem loan estimate is based are considered criticized and classified. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the years ended December 31:
Table 20—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$577	$248	$257	$1,082
Additions	679	99	(44)	734
Net payments/other activity	(322)	(153)	—	(475)
Return to accrual	(141)	(26)	—	(167)
Charge-offs on non-accrual loans(2)	(174)	(23)	(1)	(198)
Transfers to held for sale(3)	(89)	(13)	(1)	(103)
Transfers to foreclosed properties	(26)	(7)	—	(33)
Sales	(11)	—	—	(11)
Balance at end of year	$493	$125	$211	$829

	Non-Accrual Loans, Excluding Loans Held for Sale 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$862	$477	$342	$1,681
Additions	755	295	(71)	979
Net payments/other activity	(387)	(263)	—	(650)
Return to accrual	(195)	(129)	—	(324)
Charge-offs on non-accrual loans(2)	(303)	(66)	(1)	(370)
Transfers to held for sale(3)	(108)	(43)	(13)	(164)
Transfers to foreclosed properties	(26)	(17)	—	(43)
Sales	(21)	(6)	—	(27)
Balance at end of year	$577	$248	$257	$1,082
________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $34 million and $93 million recorded upon transfer for the years ended December 31, 2014 and 2013, respectively.
The following table provides an analysis of non-performing loans held for sale for the years ended December 31:
Table 21—Non-Performing Loans Held For Sale

	2014	2013
	(In millions)
Balance at beginning of year	$82	$89
Transfers in	122	164
Sales	(107)	(117)
Writedowns	(6)	(2)
Loans moved from held for sale/other activity	(52)	(40)
Transfers to foreclosed properties	(1)	(12)
Balance at end of year	$38	$82
For additional discussion, see Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
Premises and Equipment
Premises and equipment at December 31, 2014 decreased $23 million to $2.2 billion compared to year-end 2013. This decrease primarily resulted from depreciation expense on existing assets.
Goodwill
Goodwill totaled $4.8 billion at both December 31, 2014 and 2013 and was reallocated to the new reporting units during 2014. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Intangible Assets” to the consolidated financial statements for the methodologies and assumptions used in Step One of the goodwill impairment test and further details on the reallocation. Additionally, Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements includes information related to the fair value measurements of certain assets and liabilities and the valuation methodology of such measurements, which is also used for testing goodwill for impairment.
Residential Mortgage Servicing Rights
Residential mortgage servicing rights decreased approximately $40 million from December 31, 2013 to December 31, 2014. The year-over-year decrease reflects a decline in the market valuation of the servicing asset. An analysis of residential mortgage servicing rights is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements.
Foreclosed Properties
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the years ended December 31:

Table 22—Foreclosed Properties

	2014	2013
	(In millions)
Balance at beginning of year	$136	$149
Transfer from loans	159	229
Foreclosed property sold	(143)	(199)
Valuation adjustments, payments and other	(28)	(43)
Balance at end of year	$124	$136
_________
Note: Approximately 75 percent and 76 percent of the ending balances at December 31, 2014 and 2013, respectively, relate to properties transferred into foreclosed properties during the corresponding calendar year.
Valuation adjustments are primarily recorded in other non-interest expense; adjustments are also recorded as a charge to the allowance for loan losses if incurred within 60 days after the date of transfer from loans. Valuation adjustments are primarily the cost of adjusting foreclosed properties to estimated fair value less costs to sell after these assets have been classified as foreclosed properties. Foreclosed property sold represents the net book value of the properties sold.
Other Assets
Other assets increased $323 million to $6.2 billion as of December 31, 2014. Additional investments in bank-owned life insurance and affordable housing, as well as increases in customer acceptances and gains due to differences between settlement and trade date accounting primarily drove the increase. These increases were partially offset by lower deferred income taxes and derivative assets, as well as the Company not being in an asset position related to its qualified benefit plans at the end of 2014 (see Note 17 "Employee Benefit Plans" for further details).
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
Deposits are Regions’ primary source of funds, providing funding for 90 percent of average interest-earning assets in 2014 and 89 percent of average interest-earning assets in 2013. Table 23 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2014 increased approximately $1.7 billion compared to year-end 2013 levels. The increase in deposits was primarily driven by increases in non-interest-bearing demand, savings, and interest-bearing transaction accounts. These increases were partially offset by continued declines in time deposits.
Due to liquidity in the market, Regions has been able to steadily grow its low-cost customer deposits and reduce its total deposit costs from 30 basis points in 2012 to 15 basis points in 2013 and to 11 basis points in 2014. The following table summarizes deposits by category as of December 31:
Table 23—Deposits

	2014	2013	2012
	(In millions)
Non-interest-bearing demand	$31,747	$30,083	$29,963
Savings(1)	6,653	6,250	5,911
Interest-bearing transaction	21,544	20,789	21,096
Money market—domestic(1)	25,396	25,435	24,750
Money market—foreign	265	220	311
Low-cost deposits	85,605	82,777	82,031
Time deposits	8,595	9,608	13,443
Customer deposits	94,200	92,385	95,474
Corporate treasury time deposits	—	68	—
	$94,200	$92,453	$95,474
_________

(1)
In the fourth quarter of 2014, approximately $219 million of period end IRA account balances were reclassified from money market to savings. Prior period amounts have been revised to conform to the current period classification.

Within customer deposits, non-interest-bearing demand deposits increased $1.7 billion to $31.7 billion. Non-interest-bearing deposits accounted for approximately 34 percent of total deposits at year-end 2014 compared to 33 percent at year-end 2013. Savings balances increased $403 million to $6.7 billion, generally reflecting continued consumer savings trends, spurred by economic uncertainty. Interest-bearing transaction accounts increased $755 million to $21.5 billion. Interest-bearing transaction deposits accounted for approximately 23 percent of total deposits at year-end 2014 and 2013.
Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources. These balances accounted for 27 percent of total deposits in 2014, compared to 28 percent in 2013.
Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased 11 percent in 2014 to $8.6 billion compared to $9.6 billion in 2013. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of the continued decline in rates offered on these products. Customer time deposits accounted for 9 percent of total deposits in 2014 compared to 10 percent in 2013. See Table 24 “Maturity of Time Deposits of $100,000 or More” for maturity information.
Consistent with 2013, corporate treasury deposits, which are used mainly for overnight funding purposes, remained at low levels in 2014 as the Company continued to utilize customer-based funding and other sources. The Company’s choice of overnight funding sources is dependent on the Company’s particular funding needs and the relative attractiveness of each source.
The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits decreased to 0.17 percent in 2014 from 0.21 percent in 2013, driven by the expiration of time deposits, the positive mix shift to lower cost customer products, and continuation of the low interest rate environment throughout much of 2014.
Table 24—Maturity of Time Deposits of $100,000 or More

	2014	2013
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$290	$455
Over 3 through 6 months	291	306
Over 6 through 12 months	771	567
Over 12 months	1,819	2,052
	$3,171	$3,380
Short-Term Borrowings
See Note 11 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2014 and 2013. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized, as well as a result of customers’ activity.
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
Regions has taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash negate the need to occasionally borrow short-term funds to cover normal monthly cash flow needs. The securities financing market and short-term FHLB advances, however, continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.
Customer-Related Borrowings
Repurchase agreements are also offered as short-term investment opportunities for commercial banking customers. Regions Bank does not manage the level of these investments on a daily basis as the transactions are initiated by the customers. The level of these borrowings can fluctuate significantly on a day-to-day basis.
As a result of Regions' work toward compliance with the new Liquidity Coverage Ratio, repurchase agreements will no longer be offered to customers beginning in 2015. The existing product and balances will be phased out primarily over the first quarter of 2015. Customers' balances could remain in interest-bearing transaction or money market deposit accounts going forward. See the "Liquidity Coverage Ratio" discussion within the "Regulatory Capital Requirements" section of Management's Discussion and Analysis for additional information.

Long-Term Borrowings
Total long-term borrowings decreased $1.4 billion to $3.5 billion at December 31, 2014. The decrease between years was primarily the result of a $1.0 billion decrease in FHLB advances as a result of maturities, as well as approximately $350 million in maturities of senior notes at the Parent. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.
Other Liabilities
Other liabilities increased $612 million to $2.8 billion as of December 31, 2014. The increase was primarily driven by higher derivative liabilities, increased employee benefit costs related to qualified plans (see Note 17 "Employee Benefit Plans" for further details), higher customer acceptances and increased other accrued expenses. These increases were offset by a decrease in the indemnification obligation related to the sale of Morgan Keegan (see Note 23 "Commitments, Contingencies and Guarantees" for further details).
Ratings
Table 25 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2014 and 2013.
Table 25—Credit Ratings

As of December 31, 2014
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Ba1	BBB	BBB
Subordinated notes	BBB-	Ba2	BBB-	BBBL
Regions Bank
Short-term debt	A-2	P-3	F2	R-1L
Long-term bank deposits (1)	N/A	Baa3	BBB+	BBBH
Long-term debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Ba1	BBB-	BBB
Outlook	Stable	Positive	Stable	Stable

As of December 31, 2013
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits (1)	N/A	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Positive	Stable	Positive	Stable
_________

(1)	S&P does not provide a rating for Long-term bank deposits therefore the rating is N/A.
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

On October 7, 2014, Fitch Ratings upgraded the long-term, short-term and subordinated debt ratings of both Regions Bank and Regions Financial Corporation to ‘BBB’ from ‘BBB-’, to ‘F2’ from ‘F3’ and to ‘BBB-’ from ‘BB+’, respectively. Fitch Ratings also upgraded the long-term bank deposits for Regions Bank to ‘BBB+’ from ‘BBB’. Additionally, the Rating Outlook for both the Bank and Holding company were revised to Stable from Positive. The upgrade was supported by asset quality improvement, a strong capital profile and liquidity position, and a generally recovering overall risk position.
On November 20, 2014, S&P raised the long-term issuer ratings of Regions Financial Corporation to ‘BBB’ from ‘BBB-’. In addition to upgrading Regions Financial Corporation's long-term issuer ratings, S&P raised Regions Bank's long-term issuer rating to ‘BBB+’ from ‘BBB’ and affirmed the short-term rating at ‘A2’. S&P also raised the subordinated debt ratings of both Regions Bank and Regions Financial Corporation to ‘BBB’ from ‘BBB-’ and to ‘BBB-’ from ‘BB+’, respectively. At the same time, the Rating Outlook for both Regions Bank and Regions Financial Corporation were revised to Stable from Positive. The upgrade reflects the decline in problem loans, including TDRs, as well as the build-up of capital ratios.
On December 18, 2014, DBRS upgraded Regions Bank's short-term debt ratings to ‘R-1L’ from ‘R-2H’. The change in ratings follows a detailed review of the Company's operating results, financial fundamentals and future prospects performed by DBRS. The results of the review reflected Regions Financial Corporation's sustained progress in improving funding and liquidity over time thus resulting in an upgrade of short-term debt ratings for the Company's primary banking subsidiary.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Stockholders' Equity
Stockholders’ equity was $16.9 billion at December 31, 2014 compared to $15.8 billion at December 31, 2013. During 2014, net income increased stockholders’ equity by $1.2 billion and a preferred stock issuance increased equity by $486 million, while shares repurchased reduced equity by $256 million, cash dividends on common stock reduced equity by $247 million and cash dividends on preferred stock reduced equity by $52 million. Changes in accumulated other comprehensive income increased equity by $81 million, primarily due to the net change in the value of available for sale securities.
As part of its 2013 Comprehensive Capital Analysis and Review ("CCAR") submission, Regions' Board of Directors approved an increase to its quarterly common stock dividend as well as up to $350 million in common share repurchases. As of December 31, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million under this plan. The Company closed out this repurchase plan in the first quarter of 2014, repurchasing an additional approximate 1 million shares at a total cost of approximately $8 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
As part of its 2014 CCAR submission, Regions' Board of Directors approved the issuance of $500 million of the Company's 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, an additional increase to its quarterly common stock dividend, as well as, an additional common stock repurchase plan up to $350 million. Net proceeds from the Series B preferred stock issuance increased equity by approximately $486 million. As of December 31, 2014, Regions had repurchased approximately 25 million shares of common stock at a total cost of approximately $248 million under the approved share repurchase plan. The Company continued to repurchase shares under this plan in the first quarter of 2015 and concluded the plan in February of 2015 with the repurchase of approximately 11 million shares at a total cost of approximately $102 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
Regions increased its annual dividend to $0.18 per common share for 2014, compared to $0.10 per common share for 2013 and $0.04 per common share for 2012. Because the Company was in a retained deficit position, the common stock dividends were recorded as a reduction of additional paid-in-capital. Management will continue to execute the capital planning process, including evaluation of the amount of the common stock dividend, with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
Total cash dividends on preferred stock reduced equity by $52 million in 2014 and $32 million in 2013. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
See Note 14 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for additional information.
REGULATORY CAPITAL REQUIREMENTS
CURRENT CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. See Note 13 "Regulatory Capital Requirements" for tabular presentation of the applicable holding company and bank regulatory capital requirements.

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
BASEL III AND THE FINAL RULES
In July 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Final Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Final Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Final Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Final Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Final Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Final Rules were effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).
The Final Rules, among other things, (i) introduce a Final measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the Final Rules, the initial minimum capital ratios, as applicable to Regions, as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
When fully phased-in on January 1, 2019, the Final Rules will require Regions and Regions Bank to maintain such additional capital conservation buffer of 2.5% of CET1 to risk-weighted assets, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Final Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Final Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may elect to continue to exclude these items. Regions and Regions Bank expect to make this election in order to avoid significant volatility in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its securities portfolio. The Final Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of December 31, 2014, Regions did not have any hybrid securities subject to disallowance.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to Regions Bank, the Final Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Final Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.
The Final Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting Regions' determination of risk-weighted assets include, among other things:

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
In addition, the Final Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. As of December 31, 2014, the increase in Regions' Basel III risk-weighted assets versus risk-weighted assets as calculated under Basel I was due primarily to:

•	Applying a 150% risk weight to high volatility commercial real estate exposures.

•	Applying a 20% conversion factor to the unused portion of commitments of less than one year.

•	Applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital.
The Final Rules do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework. See the "Supervision and Regulation -- Capital Requirements -- Leverage Requirements" subsection of the "Business" sections for more information on these proposed requirements.
Regions continues to evaluate the impact of the final U.S. rules implementing Basel III. The Company’s estimated CET1 ratio as of December 31, 2014, based on Regions’ current interpretation of the final Basel III requirements was approximately 11.00% and therefore exceeded the Basel III minimum of 7 percent for CET1. Because the Basel III capital calculations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).

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
Regions' off-balance sheet credit risk includes obligations for loans sold with recourse, unfunded loan commitments, and letters of credit. See Note 7 "Servicing of Financial Assets" and Note 23 "Commitments, Contingencies and Guarantees" for further discussion.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing rate structure and is one of many factors considered in determining the Company’s interest rate positioning. The Company is moderately asset sensitive as of December 31, 2014. Refer to Table 26 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.
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
The primary risk exposures identified and managed through the Company’s risk management framework are market risk, liquidity risk, credit risk, operational risk, legal risk, compliance risk, reputational risk, and strategic risk.

•	Market risk is the risk to Regions’ financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates or equity prices.

•
Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as "funding liquidity risk") or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions ("market liquidity risk").

•	Credit risk is the risk of loss arising from a borrower or counterparty failing to meet a contractual obligation.

•	Operational risk arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses.

•	Legal risk arises from the potential that lawsuits, adverse judgments or unenforceable contracts can disrupt or otherwise negatively affect the operations or financial condition of the Company.

•	Compliance risk is the risk arising from violations of or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards.

•
Reputational risk is the risk from negative publicity, whether or not warranted, that causes a decline in Regions’ customer base or share price or requires Regions to defend its actions to regulatory authorities, individual clients, the media or through the judicial system.

•	Strategic risk is the risk arising from adverse business decisions, improper implementation of decisions or lack of responsiveness to industry changes.
Several of these primary risk exposures are expanded upon further within the remaining sections of Management's Discussion and Analysis.
Regions’ risk management framework is founded on three pillars, each of which is critical to ensuring that risks are properly identified, assessed, and managed:
Three Lines of Defense - The risk management process spans the entire organization and is divided into three separate lines of defense. Within each line of defense, every associate is accountable for managing risk. The Company emphasizes each associate’s fundamental accountability to the Company’s leadership, customers and shareholders through our policies and procedures. We define the three lines of defense as follows:

•	The first line of defense is any department, area or function that is accountable for any of the primary risk exposures listed above and performs one of the following:

◦	Engages in activities designed to generate revenue or reduce expenses

◦	Provides operational support or servicing to any department, area or function

◦	Provides technology services to any department, area or function
The first line of defense identifies, measures, monitors, reports, and controls the risks associated with their daily activities, within the bounds established within the Company’s Risk Appetite Statement. They are responsible for implementing any necessary action plans to strengthen risk management or reduce risk, given changes to their risk profile.

•
The second line of defense is any department, area or function that is independent from the first line of defense and has responsibility for identifying, measuring, mitigating, monitoring, and reporting aggregate risks. The second line of defense designs and implements a risk management framework to manage and control the Company’s risk-taking activities that includes well-defined roles and responsibilities for all associates and risk limits established for material activities. It also provides an independent assessment of the Company’s risk-taking activities as well as subject matter expertise and guidance to the first line of defense in highly technical areas such as regulatory compliance.

•
The third line of defense is any department, area or function that is independent from the first and second lines of defense and designed to evaluate the adequacy of and compliance with policies, procedures, and processes established by the first and second lines of defense under the risk management framework.

Enterprise Risk Management Governance - Regions has established a corporate governance framework consisting of committees and working groups as well as policies and procedures that outline governing principles and intentions in order to guide associates in the pursuit of the Company’s strategic objectives. The corporate governance framework is collectively charged with identifying, measuring, mitigating, monitoring and reporting risks.
Continuous Improvement Cycle - Regions has established the continuous improvement cycle to drive its associates to targeted risk management levels by ensuring risks are identified, measured, mitigated, monitored and reported.
The Board of Directors provides the highest level of risk management governance. The principal risk management functions of the Board are to oversee processes for evaluating the adequacy of internal controls, risk management, financial reporting and compliance with laws and regulations. The Board has designated an Audit Committee of outside directors to focus on oversight of management's establishment and maintenance of appropriate disclosure controls and procedures over financial reporting. See the "Financial Disclosures and Internal Controls" section of Management's Discussion and Analysis for additional information. The Board has also designated a Risk Committee of outside directors to focus on Regions’ overall risk profile. The committee annually approves a Risk Appetite Statement that reflects core business principles and strategic vision by including quantitative limits and qualitative statements that are organized by risk type. This statement is designed to be a high-level document that sets the tone for the Board’s risk appetite, which is the maximum amount of risk the Company is willing to accept in pursuit of its business objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, customers and other stakeholders, the Company’s risk appetite is aligned with its strategic priorities and goals.
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
Management, with the assistance of the Risk Management Group, follows a formal process for identifying and documenting key risks facing each business group and determining how those risks can be controlled or mitigated, as well as how the controls can be monitored to ensure they are effective. The Risk Committee receives reports from management to ensure operations are within the limits established by the Committee’s Risk Appetite Statement.
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
Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provides management with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the pricing of deposit accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.
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

Exposure to Interest Rate Movements—As of December 31, 2014, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2015. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, and on prospective yields of certain investment portfolio purchases, as well as drive higher amortization of premium on existing securities in the investment portfolio. A decline in short-term interest rates (such as the Federal Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
Long-term interest rates have recently declined to mid-year 2013 levels after giving up most of the significant increases that occurred later that year. Short-term rates have remained stable. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $105 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $68 million. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.
Table 26—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income December 31, 2014
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$214
+ 100 basis points	119
- 50 basis points	(79)

Instantaneous Change in Interest Rates
+ 200 basis points	$258
+ 100 basis points	156
- 50 basis points	(110)
As discussed above, the interest rate sensitivity analysis presented in Table 26 is informed by a variety of assumptions and estimates regarding the course of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions.
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth with a composition largely reflecting a continuation of recent trends. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 26, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Federal Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income in the gradual +200 basis points scenario by approximately $55 million.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 26. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income in the gradual +200 basis points scenario by approximately $25 million. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
Management is optimistic for continued growth in 2015. If economic conditions and interest rates follow a course of moderate increase through 2015, and the Company achieves its targeted range of loan growth, management believes that the net interest margin will remain stable to moderately rising. Alternatively, if rates in 2015 remain at levels prevalent at year-end 2014, management believes the net interest margin will come under modest pressure of approximately 10 to 12 basis points over the course of the year. Regions’ balance sheet is in a moderately asset sensitive position and should benefit from a rise in either long-term or short-term rates. So, if economic conditions were to improve more rapidly, thereby spurring a more rapid rise in interest rates, both net interest income and the resulting net interest margin would respond favorably.
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
Regions has made use of interest rate swaps to effectively convert a portion of its fixed-rate funding position and available for sale securities portfolio to a variable-rate position and, in some cases, to effectively convert a portion of its variable-rate loan portfolio to fixed-rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 27—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2014
	Notional Amount	Estimated Fair Value		Weighted Average
		Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$2,038	$6	$2	2.0	1.1%	0.2%
Receive variable/pay fix	779	—	28	10.7	0.2	2.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	8,050	38	31	3.6	1.3	0.2
Total derivatives designated as hedging instruments	$10,867	$44	$61	3.8	1.2%	0.3%
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
MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. In particular, because current interest rates are relatively low, Regions is actively managing exposure to declining prepayments that are expected to coincide with increasing interest rates in both the loan and securities portfolio.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board of Directors on a quarterly basis. Regions has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's ALCO, which regularly reviews compliance with the established limits.

The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 4 “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities.
Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not currently rely on short-term unsecured wholesale market funding. Regions’ liquidity has been further enhanced by its relatively stable customer deposit base.
In 2008, the Federal Reserve Bank started a program for paying interest on excess reserves; this decreased the amount of federal funds sold on banks' balance sheets and replaced it with interest paid on balances held in the reserve accounts. The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” During 2014, Regions held approximately $2.9 billion in average excess cash on deposit with the Federal Reserve, up approximately 25 percent from 2013.
Regions’ borrowing availability with the Federal Reserve Bank as of December 31, 2014, based on assets pledged as collateral on that date, was $21.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2014, Regions’ borrowing availability from the FHLB totaled $9.9 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investments in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 4 "Securities" to the consolidated financial statements for additional information regarding these investments. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by Regions to issue various debt and/or equity securities. Regions also maintains a Bank Note program that allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. Refer to Note 12 "Long-Term Borrowings" to the consolidated financial statements for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
Table 28—Contractual Obligations

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$4,266	$2,988	$916	$425	$85,605	$94,200
Short-term borrowings	2,253	—	—	—	—	2,253
Long-term borrowings	858	7	1,492	1,105	—	3,462
Lease obligations	144	223	159	319	—	845
Purchase obligations	40	40	5	—	—	85
Benefit obligations (3)	24	44	23	72	—	163
Commitments to fund low income housing partnerships (4)	626	—	—	—	—	626
Unrecognized tax benefits (5)	—	—	—	—	55	55
Indemnification obligation (6)	—	206	—	—	—	206
	$8,211	$3,508	$2,595	$1,921	$85,660	$101,895
_________

(1)	See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2014.

(2)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.

(3)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.

(4)
Commitments to fund low income housing partnerships includes commitments to make future investments, short-term construction loans and letters of credit, as well as the funded portions of these loans and letters of credit. All of these items are short-term in nature and the majority do not have defined maturity dates. Therefore, they have all been considered due on demand, maturing one year or less. See Note 2 "Variable Interest Entities" to the consolidated financial statements for additional information.

(5)	Includes liabilities for unrecognized tax benefits of $50 million and tax-related interest and penalties of $5 million. See Note 19 “Income Taxes” to the consolidated financial statements.

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
Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies with the individual business groups. For consumer and small business portfolios, the risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on actual credit performance. The credit risk management division works with commercial relationship teams to analyze and underwrite new business opportunities, manage the overall loan portfolio, and perform ongoing credit servicing activities utilizing a risk-based approach which incorporates quantitative and qualitative factors.
To ensure problem commercial credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Problem Asset Management Division, which specializes in managing distressed credit exposures.
There are also separate and independent commercial credit and consumer credit risk management organizational groups. These organizational units partner with the business unit to assist in the processes described above, including the review and approval of new business and ongoing assessments of existing loans in the portfolio. Independent commercial and consumer credit risk management provides for more accurate risk ratings and the timely identification of problem credits, as well as oversight for the Chief Credit Officer on conditions and trends in the credit portfolios.
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
Risk Characteristics of the Loan Portfolio
In order to assess the risk characteristics of the loan portfolio, Regions considers the current U.S. economic environment and that of its primary banking markets, as well as risk factors within the major categories of loans. See Table 9 "Loan Portfolio" and the related "Portfolio Characteristics" discussion found earlier in this report for further information on the major categories of loans.
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. After a poor start to the year, with real GDP contracting in the first quarter of 2014, economic growth expanded over the final three quarters of the year. The contraction in the first quarter was mainly a function of unusually harsh winter weather while the remainder of 2014 reflected a continuation of the stepped-up pace of growth that started in the second half of 2013 when the U.S. economy began to break out of the malaise left in the wake of the 2007 to 2009 recession and the accompanying financial crisis. While the economy is now in the midst of what has turned into a broad based and self-sustaining expansion, there nonetheless remains a considerable degree of slack in the labor market and in the broader economy.
Real GDP growth in 2015 is expected to remain above-trend, supported mainly by faster growth in consumer spending and business investment spending. There are, however, some stern challenges facing the U.S. economy in the coming year. It is widely expected at some point in 2015 the Federal Open Market Committee ("FOMC") will begin raising the Federal funds rate. There is little consensus around the timing of an initial hike in the funds rate and the pace at which subsequent hikes will occur. Additionally, the outlook for global economic growth in 2015 is highly uncertain, which poses a downside risk for growth in U.S. exports but also, with global central banks on divergent policy paths, has the potential to spawn considerable volatility in global financial markets while continuing to impact the path of long-term U.S. interest rates. Therefore, while the baseline forecast calls for above-trend economic growth in the U.S., Regions' assessment of risks to the baseline forecast shows risks to be nearly balanced but nonetheless slightly tilted to the downside and expects a heightened degree of volatility in equity prices and long-term U.S. interest rates to persist over the course of 2015.
Within the Regions footprint, the pace of economic growth is proceeding roughly on par with that of the U.S. as a whole, though growth has been and is expected to remain somewhat uneven across the individual states within the footprint. Those markets with more diverse economies and positive demographic trends and those markets with higher exposure to health care, technology, durable goods manufacturing, and transportation are generally amongst the better performing markets within the Regions footprint and are expected to remain so. Housing market activity appears to be picking up at a steady pace within the Regions footprint. As is the case for the U.S. as a whole, multi-family construction has rebounded far more rapidly than has single family construction. Over the course of 2015, it is expected there will be a better balance between single family and multi-family construction, particularly to the extent improved job and income growth along with still favorable mortgage interest rates stimulate demand for home purchases.
In summation, real GDP growth is expected to be better than 3.0 percent for 2015 as a whole with growth at or slightly below 3.0 percent in 2016. While Regions expects firm growth in the domestic economy in 2015, a highly uncertain global growth outlook poses a downside risk to the U.S. economy, and global factors will continue to weigh on inflation and long-term interest rates in the U.S. The continuing challenge of a prolonged low interest rate environment is expected in 2015 with no changes in the Federal funds rate expected until later in the year and global factors weighing on long-term rates.
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
As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and entered into simultaneously with the primary loan agreements. Regions underwrites the ability of each guarantor to perform under its guarantee in the same manner and to the same extent as would be required to underwrite the repayment plan of a direct obligor. This entails obtaining sufficient information on the guarantor, including financial and operating information, to sufficiently measure the guarantor’s ability to perform under the guarantee. Evaluation of guarantors’ ability and willingness to pay is considered as part of the risk rating process, which provides the basis for the allowance for loan losses for the commercial and investor real estate portfolios. In some cases, the credit support provided by the guarantor is integral to the risk rating. In concluding that the risk rating is appropriate, Regions considers a number of factors including whether underlying cash flow is adequate to service the debt, payment history, and whether there is appropriate guarantor support. Accordingly, Regions has concluded that the impact of credit support provided by guarantors has been appropriately considered in the calculation and assessment of the allowance for loan losses.

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
Counterparty Risk
Counterparty risk within Regions Bank is the risk that the counterparty to a transaction or contract could be unable or unwilling to fulfill its contractual or legal obligations. Exposure may be to a financial institution (such as commercial banks, insurance companies, broker dealers, etc.) or a corporate client.
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
INFORMATION SECURITY RISK
Operational risks comprise several elements, including information security risks. Information security risks such as evolving and adaptive cyber attacks, for large financial institutions such as Regions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Regions spends significant resources on operational and information security. Regions is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). The FS-ISAC is a nonprofit organization and is funded entirely by its member firms and sponsors. Total membership exceeds 1,600 organizations focused in the financial services sector, both domestically and internationally. The overall objective of FS-ISAC is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics. Regions also maintains a close working relationship with its regulators and law enforcement partners to keep them updated on pertinent risks.
Denial of service attacks, hacking or terrorist activities, could disrupt the Company's or the Company's customers' or other third parties' business operations. For example, during 2013, a group launched several denial of service attacks against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions' client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank's website, www.regions.com, and, in some instances, temporarily prevented customers from accessing Regions Bank's secure websites. In addition, some outbound internet slowness existed. The 2013 events were all resolved during the same business day of the attack. Regions experienced one brief denial of service attack in November 2014, which was resolved the same day of the attack, with no breach of Regions' client data. In all cases, the attacks primarily resulted in inconvenience to employees and customers. Regions engages employees from all business groups, not just information technology, to combat these attacks.
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
Regions’ Disclosure Review Committee, which includes representatives from the legal, risk management, accounting, investor relations, treasury and audit departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, audit, treasury, and the business groups. The SEC Filings Review Committee reviews certain reports to be filed with the SEC, including Forms 10-K and 10-Q and evaluates the adequacy and accuracy of the disclosures. As part of this process, certifications of internal control effectiveness are obtained from accounting, treasury, legal, audit, risk management, and the business groups. These certifications are reviewed and presented to the CEO and CFO as support of the Company’s assessment of internal controls over financial reporting. The Form 10-K is presented to the Audit Committee of the Board of Directors for approval, and the Forms 10-Q are reviewed by the Audit Committee. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.
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
COMPARISON OF 2013 WITH 2012—CONTINUING OPERATIONS
Regions reported net income available to common shareholders of $1.1 billion, or $0.77 per diluted common share, in 2013 compared to $991 million, or $0.71 per diluted share, in 2012. Regions reported income from continuing operations available to common shareholders of $1.1 billion, or $0.78 per diluted common share, in 2013 compared to $1.1 billion, or $0.76 per diluted share, in 2012.
Net interest income from continuing operations was $3.3 billion in 2013 and 2012. The net interest margin from continuing operations (taxable-equivalent basis) was 3.20 percent in 2013, compared to 3.11 percent during 2012. The margin improvement was driven primarily by a favorable mix shift from higher-cost time deposits to lower cost deposit products, resulting in deposit costs decreasing to 0.15 percent in 2013 from 0.30 percent in 2012.
Non-interest income from continuing operations decreased $81 million to $2.0 billion in 2013 compared to 2012. The year-over-year decrease was primarily due to a decrease in mortgage income, offset by gain on sale of other assets and leveraged lease termination gains.
Service charges on deposit accounts decreased $22 million in 2013 compared to 2012. During 2012, service charges on deposit accounts were negatively impacted by a total of approximately $35 million in customer refunds resulting from a change in the Company’s non-sufficient funds policy. The overall decline in 2013 compared to 2012 was primarily driven by policy changes negatively impacting non-sufficient fund fees as well as customer behavior changes and sensitivities to paying fees.
In 2013, mortgage income decreased $127 million, or 35 percent to $236 million. The decrease was driven by the Company's decision to begin retaining 10- and 15-year residential first mortgage originations on its balance sheet in the fourth quarter of 2012, combined with an increase in the cost of hedging mortgage servicing rights.
Regions reported net gains of $26 million from the sale of securities available for sale in 2013, compared to net gains of $48 million in 2012. Lower security gains during 2013 were due to lower volumes of securities sales resulting from the Company’s asset/liability management process.
Card and ATM fees decreased $5 million in 2013 compared to 2012. This line item represents the combined amounts of credit card/bank card income and debit card and ATM related revenue.
Non-interest expense from continuing operations increased $30 million in 2013 compared to 2012. Non-interest expense in 2013 included a $58 million regulatory charge and $5 million of branch consolidation and property and equipment charges. Non-interest expense in 2012 included $42 million in REIT investment early termination costs. The increase in non-interest expense in 2013 included increases of $55 million in salaries and benefits, $50 million in loss on early extinguishment of debt and $24 million in outside services. These increases were offset by decreases of $55 million in amortization of core deposit intangible, $37 million in deposit administrative fees, and $36 million in other real estate owned expense. See Table 6 “Non-Interest Expense from Continuing Operations” for additional information.

Total salaries and employee benefits increased $55 million, or 3 percent, in 2013. The increase is primarily due to additional staffing in income producing areas, compliance and risk management during 2013 as well as incentive increases and annual merit increases, partially offset by decreased pension costs. Headcount increased from 23,427 at December 31, 2012 to 24,255 at December 31, 2013.
Net occupancy expense decreased 4 percent to $365 million in 2013, primarily due to lease downsizing efforts and favorable negotiation of vendor service contracts. Furniture and equipment expense increased by $19 million to $280 million in 2013. The increase was primarily driven by higher depreciation due to system upgrades implemented during 2013.
Professional, legal, and regulatory expenses increased $76 million or 67 percent to $190 million in 2013, primarily due to a non-tax deductible regulatory charge of $58 million related to previously disclosed inquiries from government authorities. The matter was settled in 2014 for $7 million less than originally estimated. Other increases included legal matters and related fees, as well as increased consulting charges attributable to regulatory and compliance projects.
Outside services increased $24 million or 29 percent during 2013 when compared to 2012. The increase was primarily due to expenses incurred related to assuming the servicing of the credit card portfolio during the third quarter of 2012, as well as fees related to an increase in the routine purchases of indirect loans from a third party.
Foreclosed property expense decreased $36 million to $16 million in 2013. The decline in expense was due to lower foreclosed property balances and stabilizing real estate values.
Deposit administrative fees decreased $37 million to $125 million in 2013. The decrease is related to lower asset balances, improved performance metrics and a reduction in higher risk loans, all of which impact the fee calculation.
The Company recorded $31 million less in gains on loans held for sale for 2013 when compared to 2012. The decreased gains were due to lower balances of non-performing loans held for sale.
Amortization of other intangibles decreased $55 million or 50 percent for 2013 when compared to 2012. Regions' annual 2012 impairment test reflected an increase in the estimated life of Regions' core deposit intangibles, which resulted in a decrease in amortization beginning in 2013.
The Company’s income tax expense for 2013 was $452 million compared to $482 million in 2012, resulting in an effective tax rate of 28.5 percent and 29.0 percent, respectively.
At December 31, 2013, the allowance for loan losses totaled $1.3 billion or 1.80 percent of total loans, net of unearned income compared to $1.9 billion or 2.59 percent at year-end 2012. Net charge-offs totaled $716 million, or 0.96 percent of average loans in 2013 compared to $1.0 billion, or 1.37 percent of average loans in 2012. Net charge-offs were lower across most major categories when comparing 2013 to the prior year. During 2013, the provision for loan losses was $138 million. This compares to a provision for loan losses of $213 million in 2012. Non-performing assets decreased from $1.9 billion at December 31, 2012, to $1.3 billion at December 31, 2013, reflecting management’s efforts to work through problem assets and reduce the riskiest exposures.

Table 29—Quarterly Results of Operations

	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income	$894	$897	$899	$898	$917	$911	$907	$911
Total interest expense	74	76	77	82	85	87	99	113
Net interest income	820	821	822	816	832	824	808	798
Provision for loan losses	8	24	35	2	79	18	31	10
Net interest income after provision for loan losses	812	797	787	814	753	806	777	788
Total non-interest income, excluding securities gains, net	436	471	451	436	526	492	489	486
Securities gains, net	12	7	6	2	—	3	8	15
Total non-interest expense	969	826	820	817	946	884	884	842
Income from continuing operations before income taxes	291	449	424	435	333	417	390	447
Income tax expense	77	127	125	128	92	124	122	114
Income from continuing operations	214	322	299	307	241	293	268	333
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(5)	5	2	19	(25)	(1)	(2)	4
Income tax expense (benefit)	(2)	2	1	7	(11)	(1)	(1)	2
Income (loss) from discontinued operations, net of tax	(3)	3	1	12	(14)	—	(1)	2
Net income	$211	$325	$300	$319	$227	$293	$267	$335
Income from continuing operations available to common shareholders	$198	$302	$291	$299	$233	$285	$260	$325
Net income available to common shareholders	$195	$305	$292	$311	$219	$285	$259	$327
Earnings per common share from continuing operations: (1)
Basic	$0.14	$0.22	$0.21	$0.22	$0.17	$0.21	$0.19	$0.23
Diluted	0.14	0.22	0.21	0.21	0.17	0.20	0.18	0.23
Earnings per common share: (1)
Basic	$0.14	$0.22	$0.21	$0.23	$0.16	$0.21	$0.18	$0.23
Diluted	0.14	0.22	0.21	0.22	0.16	0.20	0.18	0.23
Cash dividends declared per share	0.05	0.05	0.05	0.03	0.03	0.03	0.03	0.01
Market price: (2)
High	$10.83	$10.96	$11.28	$11.54	$10.13	$10.52	$9.71	$8.44
Low	8.85	9.65	9.80	9.79	9.19	8.84	7.62	7.13
________

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

(2)	High and low market prices are based on intraday sales prices.

Item 8. Financial Statements and Supplementary Data
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We, as members of the Management of Regions Financial Corporation and subsidiaries (the “Company”), are responsible for establishing and maintaining effective internal control over financial reporting. Regions’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Regions Financial Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Regions Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Regions Financial Corporation and subsidiaries and our report dated February 17, 2015, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 17, 2015

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(In millions, except share data)
Assets
Cash and due from banks	$1,601	$1,661
Interest-bearing deposits in other banks	2,303	3,612
Federal funds sold and securities purchased under agreements to resell	100	—
Trading account securities	106	111
Securities held to maturity (estimated fair value of $2,209 and $2,307, respectively)	2,175	2,353
Securities available for sale	22,580	21,485
Loans held for sale (includes $440 and $429 measured at fair value, respectively)	541	1,055
Loans, net of unearned income	77,307	74,609
Allowance for loan losses	(1,103)	(1,341)
Net loans	76,204	73,268
Other interest-earning assets	67	86
Premises and equipment, net	2,193	2,216
Interest receivable	310	313
Goodwill	4,816	4,816
Residential mortgage servicing rights at fair value	257	297
Other identifiable intangible assets	275	295
Other assets	6,151	5,828
Total assets	$119,679	$117,396
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$31,747	$30,083
Interest-bearing	62,453	62,370
Total deposits	94,200	92,453
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,753	2,182
Other short-term borrowings	500	—
Total short-term borrowings	2,253	2,182
Long-term borrowings	3,462	4,830
Total borrowed funds	5,715	7,012
Other liabilities	2,775	2,163
Total liabilities	102,690	101,628
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 and 500,000 shares, respectively	884	450
Common stock authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,395,204,638 and 1,419,006,360 shares, respectively	14	14
Additional paid-in capital	18,767	19,216
Retained earnings (deficit)	(1,061)	(2,216)
Treasury stock, at cost—41,262,645 and 41,285,676 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(238)	(319)
Total stockholders’ equity	16,989	15,768
Total liabilities and stockholders’ equity	$119,679	$117,396

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013	2012
	(In millions, except per share data)
Interest income on:
Loans, including fees	$2,941	$3,005	$3,178
Securities - taxable	615	603	681
Loans held for sale	22	29	33
Trading account securities	3	3	2
Other interest-earning assets	7	6	9
Total interest income	3,588	3,646	3,903
Interest expense on:
Deposits	105	135	284
Short-term borrowings	2	2	2
Long-term borrowings	202	247	317
Total interest expense	309	384	603
Net interest income	3,279	3,262	3,300
Provision for loan losses	69	138	213
Net interest income after provision for loan losses	3,210	3,124	3,087
Non-interest income:
Service charges on deposit accounts	695	734	756
Card and ATM fees	334	319	314
Mortgage income	149	236	363
Securities gains (losses), net	27	26	48
Other	616	704	619
Total non-interest income	1,821	2,019	2,100
Non-interest expense:
Salaries and employee benefits	1,810	1,818	1,763
Net occupancy expense	368	365	382
Furniture and equipment expense	287	280	261
Other	967	1,093	1,120
Total non-interest expense	3,432	3,556	3,526
Income from continuing operations before income taxes	1,599	1,587	1,661
Income tax expense	457	452	482
Income from continuing operations	1,142	1,135	1,179
Discontinued operations:
Income (loss) from discontinued operations before income taxes	21	(24)	(99)
Income tax expense (benefit)	8	(11)	(40)
Income (loss) from discontinued operations, net of tax	13	(13)	(59)
Net income	$1,155	$1,122	$1,120
Net income from continuing operations available to common shareholders	$1,090	$1,103	$1,050
Net income available to common shareholders	$1,103	$1,090	$991
Weighted-average number of shares outstanding:
Basic	1,375	1,395	1,381
Diluted	1,387	1,410	1,387
Earnings per common share from continuing operations:
Basic	$0.79	$0.79	$0.76
Diluted	0.79	0.78	0.76
Earnings per common share:
Basic	$0.80	$0.78	$0.72
Diluted	0.80	0.77	0.71
Cash dividends declared per common share	0.18	0.10	0.04
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2014	2013	2012
	(In millions)
Net income	$1,155	$1,122	$1,120
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, ($43) and zero tax effect, respectively)	—	(68)	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($5), ($3) and zero tax effect, respectively)	(9)	(4)	—
Net change in unrealized losses on securities transferred to held to maturity, net of tax	9	(64)	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $131, ($268) and $90 tax effect, respectively)	214	(441)	145
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $10, $9 and $17 tax effect, respectively)	17	17	31
Net change in unrealized gains (losses) on securities available for sale, net of tax	197	(458)	114
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $60, ($15) and $31 tax effect, respectively)	96	(25)	51
Less: reclassification adjustments for gains (losses) realized in net income (net of $48, $33 and $25 tax effect, respectively)	78	53	42
Net change in unrealized gains (losses) on derivative instruments, net of tax	18	(78)	9
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($97), $108 and ($19) tax effect, respectively)	(159)	171	(36)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($9), ($25) and ($25) tax effect, respectively)	(16)	(45)	(47)
Net change from defined benefit pension plans and other post employment benefits, net of tax	(143)	216	11
Other comprehensive income (loss), net of tax	81	(384)	134
Comprehensive income	$1,236	$738	$1,254
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2012	4	$3,419	1,259	$13	$18,855	$(4,322)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	1,120	—	—	1,120
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	114	114
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	9	9
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	11	11
Cash dividends declared—$0.04 per share	—	—	—	—	(54)	—	—	—	(54)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(44)	—	—	(44)
Preferred stock dividends	—	(4)	—	—	—	—	—	—	(4)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4)	(3,429)	—	—	—	(71)	—	—	(3,500)
Repurchase of warrant from the U.S. Treasury	—	—	—	—	(45)	—	—	—	(45)
Net proceeds from issuance of 500 thousand shares of Series A, non-cumulative perpetual preferred stock, including related surplus	1	486	—	—	—	—	—	—	486
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	1	—	23	(11)	20	—	32
BALANCE AT DECEMBER 31, 2012	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	1,122	—	—	1,122
Unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	(68)	(68)
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(458)	(458)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(78)	(78)
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	216	216
Cash dividends declared—$0.10 per share	—	—	—	—	(138)	—	—	—	(138)
Preferred stock dividends	—	(32)	—	—	—	—	—	—	(32)
Common stock transactions:
Impact of share repurchase	—	—	(36)	(1)	(339)	—	—	—	(340)
Impact of stock transactions under compensation plans, net	—	—	1	—	41	—	—	—	41
BALANCE AT DECEMBER 31, 2013	1	$450	1,378	$14	$19,216	$(2,216)	$(1,377)	$(319)	$15,768
Net income	—	—	—	—	—	1,155	—	—	1,155
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	9	9
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	197	197
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	18	18
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	(143)	(143)
Cash dividends declared—$0.18 per share	—	—	—	—	(247)	—	—	—	(247)
Preferred stock dividends	—	(52)	—	—	—	—	—	—	(52)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series B, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	486	—	—	—	—	—	—	486
Common stock transactions:
Impact of share repurchase	—	—	(26)	—	(256)	—	—	—	(256)
Impact of stock transactions under compensation plans, net	—	—	2	—	54	—	—	—	54
BALANCE AT DECEMBER 31, 2014	1	$884	1,354	$14	$18,767	$(1,061)	$(1,377)	$(238)	$16,989
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(In millions)
Operating activities:
Net income	$1,155	$1,122	$1,120
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	69	138	213
Depreciation, amortization and accretion, net	523	645	717
Provision (credit) for losses on other real estate, net	(14)	18	22
Securities (gains) losses, net	(27)	(26)	(48)
Gain on disposition of business	—	—	(19)
Deferred income tax expense	195	379	434
Originations and purchases of loans held for sale	(2,506)	(4,075)	(6,321)
Proceeds from sales of loans held for sale	2,589	5,051	6,002
Gain on TDRs held for sale, net	(35)	—	—
(Gain) loss on sale of loans, net	(108)	(113)	(165)
(Gain) loss on early extinguishment of debt	—	61	11
(Gain) loss on sale of other assets	—	(24)	—
Net change in operating assets and liabilities:
Trading account securities	5	5	187
Other interest-earning assets	19	814	(181)
Interest receivable and other assets	(187)	712	823
Other liabilities	421	(915)	(353)
Other	(3)	7	(1)
Net cash from operating activities	2,096	3,799	2,441
Investing activities:
Proceeds from maturities of securities held to maturity	178	76	5
Proceeds from sales of securities available for sale	1,741	3,828	2,571
Proceeds from maturities of securities available for sale	3,207	5,406	6,844
Purchases of securities available for sale	(5,965)	(7,050)	(11,571)
Proceeds from sales of loans	696	193	887
Purchases of loans	(1,077)	(978)	(882)
Purchases of mortgage servicing rights	(21)	(28)	—
Net change in loans	(2,287)	(1,386)	2,478
Net purchases of premises and equipment and other assets	(242)	(186)	(180)
Proceeds from disposition of business, net of cash transferred	—	—	855
Net cash from investing activities	(3,770)	(125)	1,007
Financing activities:
Net change in deposits	1,747	(3,021)	(153)
Net change in short-term borrowings	71	608	(564)
Proceeds from long-term borrowings	—	750	—
Payments on long-term borrowings	(1,350)	(1,719)	(2,202)
Cash dividends on common stock	(247)	(138)	(54)
Cash dividends on preferred stock	(52)	(32)	(48)
Net proceeds from issuance of preferred stock	486	—	486
Net proceeds from issuance of common stock	—	—	875
Repurchase of common stock	(256)	(340)	—
Repurchase of Series A preferred stock and warrant issued to the U.S. Treasury	—	—	(3,545)
Other	6	2	1
Net cash from financing activities	405	(3,890)	(5,204)
Net change in cash and cash equivalents	(1,269)	(216)	(1,756)
Cash and cash equivalents at beginning of year	5,273	5,489	7,245
Cash and cash equivalents at end of year	$4,004	$5,273	$5,489
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to the allowance for credit losses, fair value measurements, intangibles, residential mortgage servicing rights and income taxes.
Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Annual Report on Form 10-K.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. For example, the "card and ATM fees" line item on the consolidated statements of income represents the combined amounts of credit card/bank card income and debit card and ATM related revenue. Debit card and ATM related revenue was previously included in the "service charges on deposit accounts" line item. Credit card/bank card income was previously included in the "other" non-interest income line item. These reclassifications are immaterial and have no effect on net income, comprehensive income (loss), total assets or total stockholders’ equity as previously reported.
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
Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in other assets in the consolidated balance sheets and dividends received or receivable from these investments are included as a component of other non-interest income in the consolidated statements of income.
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
CASH EQUIVALENTS AND CASH FLOWS
Cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Cash flows from loans, either originated or acquired, are classified at that time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to sell the loan, the cash flows of that loan are presented as operating cash flows. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

The following table summarizes supplemental cash flow information for the years ended December 31:

	2014	2013	2012
	(In millions)
Cash paid (received) during the period for:
Interest on deposits and borrowings	$314	$416	$644
Income taxes, net	296	54	80
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	125	227	297
Loans transferred to loans held for sale(1)	101	712	341
Loans held for sale transferred to loans	4	26	8
Properties transferred to held for sale	8	6	—
Reduction of indemnification reserves	—	—	51
Securities available for sale transferred to held to maturity	—	2,418	—
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
SECURITIES
Management determines the appropriate accounting classification of debt and equity securities at the time of purchase, based on intent, and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are presented at amortized cost. Debt securities not classified as securities held to maturity or trading account securities, and marketable equity securities not classified as trading account securities are classified as securities available for sale. Securities available for sale are presented at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). See the “Fair Value Measurements” section below for discussion of determining fair value.
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
The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, whether the Company expects to receive all scheduled principal and interest payments, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings as part of net securities gains (losses), and the portion of other-than-temporary impairment related to all other factors is recognized in other accumulated comprehensive income (loss). Additionally, the Company recognizes impairment of available for sale equity securities when the cost basis is above the highest traded price within the past six months; the cost basis of the securities is adjusted to current estimated fair value with the entire offset recorded in the statement of income. Refer to Note 4 for further detail and information on securities.

LOANS HELD FOR SALE
Regions’ loans held for sale generally include commercial loans, investor real estate loans and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in other non-interest expense. Gains and losses on the sale of these loans are included in other non-interest expense when realized. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
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
The allowance is maintained at a level believed appropriate by management to absorb probable credit losses inherent in the loan and unfunded credit commitment portfolios in accordance with GAAP and regulatory guidelines. Management’s determination of the appropriateness of the allowance is a quarterly process and is based on an evaluation and rating of the loan portfolio segments, historical loan loss experience, current economic conditions, collateral values of properties securing loans, levels of problem loans, volume, growth, quality and composition of the loan portfolio, regulatory guidance, and other relevant factors. Changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively. However, the entire allowance is available to cover all charge-offs that arise from the loan portfolio.
CALCULATION OF ALLOWANCE FOR CREDIT LOSSES
Commercial and Investor Real Estate Components
Impaired Loans
Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and all troubled debt restructurings (“TDRs”). Regions considers the current value of collateral, credit quality of any guarantees, guarantor’s liquidity and willingness to cooperate, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and Regions’ evaluation of the borrower’s management. For non-accrual commercial and investor real estate loans (including TDRs) equal to or greater than $2.5 million, the allowance for loan losses is based on a note-level evaluation considering the facts and circumstances specific to each borrower. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated projected cash flow method to measure impairment. For commercial and investor real estate accruing TDRs and all non-accruing loans less than $2.5 million, the allowance for loan losses is based on a discounted cash flow analysis performed at the note level, where estimated projected cash flows reflect credit losses based on statistical information (including historical default information) derived from loans with similar risk characteristics (e.g., credit quality indicator and product type) using probability of default (“PD”) and loss-given default (“LGD”) as described in the following paragraph.
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
The allowance for loan losses for the residential first mortgage non-TDR pool is calculated based on a twelve-month historical loss rate segmented based on the following risk characteristics: past due and accrual status and further by geography, property use and amortization type for accruing, non-past due loans. The allowance for loan losses for residential first mortgage TDRs is calculated based on a discounted cash flow analysis on pools of homogeneous loans. Cash flows are projected using the restructured terms and then discounted at the original note rate. The projected cash flows assume a default rate, which is based on historical performance of residential first mortgage TDRs. The allowance for loan losses for the home equity pool is calculated based on a twelve-month historical loss rate segmented based on the following risk characteristics: lien position, TDR status, geography, non-accrual and past due status, and refreshed FICO scores for accruing, non-past due loans.
Qualitative Factors
While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Imprecision exists in the estimation process due to the inherent time lag of obtaining information and variations between estimates and actual outcomes. Regions adjusts the allowance in consideration of quantitative and qualitative factors which may not be directly measured in the note-level or pooled calculations, including, but not limited to:

•	Credit quality trends,

•	Loss experience in particular portfolios,

•	Macroeconomic factors such as unemployment, real estate prices, or commodity pricing volatility,

•	Changes in risk selection and underwriting standards,

•	Shifts in credit quality of consumer customers which is not yet reflected in the historical data.
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
TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructuring, and Regions has granted a concession to the borrower. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and/or interest. TDRs can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. TDRs are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type as discussed in the “Loans” section above. All loans with the TDR designation are considered to be impaired, even if they are accruing. See the “Calculation of Allowance For Credit Losses” section above for Regions’ allowance for loan losses methodology related to TDRs.
The Customer Assistance Program ("CAP") was designed to evaluate potential consumer loan participants as early as possible in the life cycle of the troubled loan (as described in Note 6). Many of the modifications are finalized without the borrower ever reaching the applicable number of days past due, and therefore the loan may never be placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans.
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Land is carried at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. Premises and equipment are evaluated for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Maintenance and repairs are charged to non-interest expense in the consolidated statements of income. Improvements that extend the useful life of the asset are capitalized to the carrying value and depreciated. See Note 8 for detail of premises and equipment.
Regions enters into lease transactions for the right to use assets. These leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, within net occupancy expense in the consolidated statements of income.
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets include the following: 1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate maturity deposits, 2) amounts capitalized related to the value of acquired customer relationships, 3) amounts recorded related to employment agreements with certain individuals of acquired entities, and 4) the Fannie Mae Delegated Underwriting and Servicing ("DUS") license. Core deposit intangibles and certain other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.
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
Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied estimated fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied estimated fair value of that unit’s goodwill, an impairment loss is recognized in other non-interest expense in an amount equal to that excess.
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
Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. To determine the estimated cost of equity for each reporting unit, a size premium is added (also based on a published source) as well as a company-specific risk premium (based on business model and market perception of risk) to the base discount rate.
Regions uses the guideline public company method and the guideline transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to tangible book value (for Corporate Bank and Consumer Bank) or price to earnings (for Wealth Management) ratios and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).
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
Regions has elected to account for its residential mortgage servicing assets using the fair value measurement method. Under the fair value measurement method, residential mortgage servicing assets are measured at estimated fair value each period with changes in fair value recorded as a component of mortgage income. The fair value of residential mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of residential mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of residential mortgage servicing rights. The valuation method relies on an option-adjusted spread ("OAS") to consider prepayment risk and equate the asset's discounted cash flows to its market price. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value.
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions' related commercial mortgage servicing rights are recorded in other assets on the consolidated balance sheets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Regions periodically evaluates its commercial mortgage servicing rights for impairment. Regions has a one-third loss share guarantee associated with the majority of the DUS servicing portfolio. The other two-thirds loss share guarantee is retained by Fannie Mae. The estimated fair value of the loss share guarantee is recorded in other liabilities on the consolidated balance sheets.
Refer to Note 7 for further information on servicing of financial assets.
FORECLOSED PROPERTY AND OTHER REAL ESTATE
Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or estimated fair value less estimated costs to sell the property. At the date of transfer, if the recorded investment in the loan exceeds the property’s estimated fair value less estimated costs to sell, a write-down is recorded against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. At December 31, 2014 and 2013, the carrying values of foreclosed properties were approximately $124 million and $136 million, respectively.
From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or estimated fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as other non-interest expense.
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
Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, changes in interest rate volatility as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount. Interest rate floors subject Regions to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on marketable instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the credit risk that the counterparty will fail to perform. Eurodollar futures are futures contracts on Eurodollar deposits. Eurodollar futures subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily through a margining process in an exchange, there is minimal credit risk associated with Eurodollar futures. Forward sale commitments are sales of securities at a specified price at a future date. Forward sale commitments subject Regions to market risk associated with changes in market value, as well as the credit risk that the counterparty will fail to perform.
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
When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur, the derivative will continue to be recorded as an other asset or other liability in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in capital markets fee income and other. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were unrecognized and accumulated in accumulated other comprehensive income (loss) pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.
Derivative contracts related to continuing operations that do not qualify for hedge accounting are classified as other assets or liabilities with gains and losses related to the change in fair value recognized in capital markets fee income and other or mortgage income, as applicable, in the statements of income during the period. These positions, as well as non-derivative instruments, are used to mitigate economic and accounting volatility related to customer derivative transactions, the mortgage pipeline and the fair value of of residential mortgage servicing rights.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at estimated fair value with changes in fair value recorded in mortgage income or capital markets fee income and other, as applicable. Regions also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at estimated fair value with changes in fair value recorded in mortgage income or capital markets fee income and other, as applicable. See the “Fair Value Measurements” section below for additional information related to the valuation of interest rate lock commitments.
Regions enters into various derivative agreements with customers desiring protection from possible future market fluctuations. Regions manages the market risk associated with these derivative agreements in a trading portfolio. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities.
Concurrent with the election to use fair value measurement for residential mortgage servicing rights, Regions began using various derivative instruments to mitigate the impact of changes in the fair value of residential mortgage servicing rights in the statements of income. This effort may involve the use of various derivative instruments, including, but not limited to, forwards, futures, swaps and options. These derivatives are carried at estimated fair value, with changes in fair value reported in mortgage income.
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
TREASURY STOCK AND SHARE REPURCHASES
The purchase of the Company’s common stock is recorded at cost. At the date of repurchase, stockholders' equity is reduced by the repurchase price. Upon retirement, or upon purchase for constructive retirement, treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.
Pursuant to recent share repurchase programs, shares repurchased were immediately retired, and therefore were not included in treasury stock. The Company's policy related to these share repurchases is to reduce its common stock based on the par value of the shares repurchased and to reduce its additional paid-in capital for the excess of the repurchase price over the par value.

SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock), restricted stock units, performance stock units and stock options. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock, restricted stock units or performance stock units is determined based on the closing price of Regions’ common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, expire, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock at that time.
See Note 16 for further discussion and details of share-based payments.
EMPLOYEE BENEFIT PLANS
Regions uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flows during the year for calculating the expected investment return on all pension plan assets. As a minimum, amortization of the net gain or loss included in accumulated other comprehensive income resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active participating employees expected to receive benefits under the plan. Regions uses a third-party actuary to compute the remaining service period of active participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.
REVENUE RECOGNITION
The largest source of revenue for Regions is interest income. Interest income is recognized using the interest method driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, and fees related to credit cards are recognized in non-interest income when earned. Regions recognizes commission revenue and exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits, interchange income on credit cards and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.
PER SHARE AMOUNTS
Earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, plus the effect of outstanding stock options and stock performance awards if dilutive. Refer to Note 15 for additional information.
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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Trading account securities, securities available for sale, certain mortgage loans held for sale, residential mortgage servicing rights, derivative assets and derivative liabilities are recorded at fair value on a recurring basis. Below is a description of valuation methodologies for these assets and liabilities.
Trading account securities and securities available for sale consist of U.S. Treasuries, obligations of states and political subdivisions, mortgage-backed securities (including agency securities), other debt securities and equity securities.

•
U.S. Treasuries are valued based on quoted market prices of identical assets on active exchanges. Pricing received for U.S. Treasuries from third-party services is based on a market approach using dealer quotes from multiple active market makers and real-time trading systems. These valuations are Level 1 measurements.

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
To validate pricing related to liquid investment securities, which represent the vast majority of the available for sale portfolio (e.g., mortgage-backed securities), Regions compares price changes received from the third-party pricing service to overall changes in market factors in order to validate the pricing received. To validate pricing received on less liquid investment securities in the available for sale portfolio, Regions receives pricing from third-party brokers/dealers on a sample of securities that are then compared to the pricing received. The pricing service uses standard observable inputs when available, for example: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, and bids and offers, among others. For certain security types, additional inputs may be used, or some inputs may not be applicable. It is not customary for Regions to adjust the pricing received for the available for sale portfolio. In the event that prices are adjusted, Regions classifies the measurement as a Level 3 measurement.
Mortgage loans held for sale consist of residential first mortgage loans held for sale that are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. Regions has elected to measure certain residential mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under the “Fair Value Option” section in Note 21).
Residential mortgage servicing rights are valued using an option-adjusted spread valuation approach, a Level 3 measurement. The underlying assumptions and estimated values are periodically corroborated by values received from an independent third party. See Note 7 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.
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
Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, Regions also obtains valuations from professional valuation experts and/or third party appraisers. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds is valued based on appraisals. Appraisals are performed by third-parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice. Regions’ policies related to appraisals conform to regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs. Regions has a centralized appraisal review function that is responsible for reviewing appraisals for compliance with banking regulations and guidelines as well as appraisal standards. Based on these reviews, Regions may make adjustments to the market value conclusions determined in the appraisals of real estate (either as other real estate or loans held for sale) when the appraisal review function determines that the valuation is based on inappropriate assumptions or where the conclusion is not sufficiently supported by the market data presented in the appraisal. Adjustments to the market value conclusions are discussed with the professional valuation experts and/or third-party appraisers; the magnitude of the adjustments that are not mutually agreed upon is insignificant. In either event, adjustments, if made, must be based on sufficient information available to support an alternate opinion of market value. An estimated standard discount factor, which is updated at least annually, is applied to the appraisal amount for certain commercial and investor real estate properties when the recorded investment in the loan is transferred into foreclosed property. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.
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
Loans, (excluding leases), net of unearned income and allowance for loan losses: A discounted cash flow method under the income approach is utilized to estimate the fair value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of principal and interest payments, principal prepayments, and estimates of principal defaults, loss given default, and current market interest rates (excluding credit). The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations.
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
Short-term and long-term borrowings: The carrying amounts of short-term borrowings reported in the consolidated balance sheets approximate the estimated fair values, and are considered Level 2 measurements as similar instruments are traded in active markets. The fair values of certain long-term borrowings are estimated using quoted market prices of identical instruments in active markets and are considered Level 1 measurements. The fair values of certain long term borrowings are estimated using quoted market prices of identical instruments in non-active markets and are considered Level 2 valuations. Otherwise, valuations are based on a combination of non-binding broker quotes and quoted prices for identical instruments in non-active markets and are considered Level 3 valuations.
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
Indemnification obligation: The estimated fair value of the indemnification obligation was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. Because the future cash flows and probability weights are Company-specific inputs, this is a Level 3 valuation. See Note 23 for further information regarding the indemnification obligation.
See Note 21 for additional information related to fair value measurements.
RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
In July 2013, the Financial Accounting Standards Board ("FASB") issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance requires unrecognized tax benefits to be presented as a decrease in a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward if certain criteria are met. In situations in which a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance became effective for fiscal years and interim periods within those years beginning after December 15, 2013 and was adopted by Regions on a prospective basis with the first quarter of 2014 financial reporting. The guidance did not have a material impact upon adoption.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
In January 2014, the FASB issued new accounting guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of low income housing tax credit ("LIHTC") investments to apply a proportional amortization method that would recognize the cost of the investment as a part of income tax expense, provided that the investment meets certain criteria. The guidance is silent regarding statement of financial position classification. Regions believes it would not be appropriate to classify the investment as a deferred tax asset. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Regions intends to adopt this guidance with the first quarter of 2015 financial reporting, and it will be applied retrospectively to all prior periods presented. Regions believes the proportional amortization method more accurately reflects the economics of tax credit investments. The cumulative effect to retained earnings (deficit) as of January 1, 2015 of adopting this guidance was not material.
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
In June 2014, the FASB issued new accounting guidance regarding share-based grants that requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. An entity should apply existing guidance that relates to awards with performance conditions that affect vesting to account for such awards. The guidance may be applied prospectively or retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. This guidance will not have a material impact upon adoption as Regions has no share-based grants with performance targets that could be achieved after the requisite service period.
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
In August 2014, the FASB issued new accounting guidance to offer a measurement alternative for reporting entities that consolidate a collateralized financing entity ("CFE") in which the financial assets and financial liabilities are measured at fair value, with changes in fair values reflected in earnings. Under the measurement alternative, the reporting entity could elect to measure both the CFE’s financial assets and financial liabilities using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. This guidance is effective for the first quarter of 2015 financial reporting period. Regions believes that adoption of this guidance will not have a material impact to its consolidated financial statements.
In August 2014, the FASB issued new accounting guidance that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance is intended to incorporate into GAAP a requirement that management perform a going concern evaluation similar to the auditor’s evaluation required by standards issued by the Public Company Accounting Oversight Board ("PCAOB") and American Institute of Certified Public Accountants ("AICPA"). The guidance is effective for all entities for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. Early application is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.

In November 2014, the FASB issued new accounting guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. The purpose of the guidance is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The guidance addresses the resulting diversity in practice by requiring an entity (an issuer or an investor) to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. The guidance should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Retrospective application is permitted to all relevant prior periods. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
In January 2015, the FASB issued new accounting guidance related to the simplification of the income statement presentation by eliminating the concept of extraordinary items. Presentation and disclosure requirements for items that are unusual in nature or infrequently occurring will be retained. The guidance may be applied prospectively or on retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Entities that elect prospective application will be required, at transition, to disclose both the nature and amount of an item included in income from continuing operations after adoption that relates to an adjustment of an item previously separately classified and presented as an extraordinary item before adoption, if applicable. Regions does not currently report any extraordinary items on its income statement; therefore, adoption of this guidance will not have a material impact to its consolidated financial statements.
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
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments in other assets on the consolidated balance sheets using the equity method. Regions reports its equity share of the partnership gains and losses as an adjustment to non-interest income. Regions reports its commitments to make future investments in other liabilities on the consolidated balance sheets. The Company also receives tax credits, which are reported as a reduction of income tax expense (or increase to income tax benefit) related to these transactions. Additionally, Regions has short-term construction loans or letters of credit commitments with certain limited partnerships. The funded portion of the short-term loans and letters of credit is classified as commercial and industrial loans or investor real estate construction loans, as applicable, in Note 5. Regions also has long-term mortgage loans with certain limited partnerships. These long-term loans are classified as investor real estate mortgage loans in Note 5.
A summary of Regions’ equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2014	2013
	(In millions)
Equity method investments included in other assets	$944	$863
Unfunded commitments included in other liabilities	271	267
Short-term construction loans and letters of credit commitments	233	227
Funded portion of short-term loans and letters of credit	122	110

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
The following table represents the condensed results of operations for discontinued operations:

	Year Ended December 31
	2014	2013	2012
	(In millions, except per share data)
Interest income	$—	$—	$8
Interest expense	—	—	1
Net interest income	—	—	7
Non-interest income:
Brokerage, investment banking and capital markets	—	—	233
Gain on sale	—	—	19
Insurance proceeds	19	—	—
Other	—	—	12
Total non-interest income	19	—	264
Non-interest expense:
Salaries and employee benefits	—	—	171
Net occupancy expense	—	—	9
Furniture and equipment expense	—	—	8
Professional and legal expenses	(3)	23	152
Other	1	1	30
Total non-interest expense	(2)	24	370
Income (loss) from discontinued operations before income taxes	21	(24)	(99)
Income tax expense (benefit)	8	(11)	(40)
Income (loss) from discontinued operations, net of tax	$13	$(13)	$(59)
Earnings (loss) per common share from discontinued operations:
Basic	$0.01	$(0.01)	$(0.04)
Diluted	$0.01	$(0.01)	$(0.04)

NOTE 4. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	December 31, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(12)	338	6	—	344
Mortgage-backed securities:
Residential agency	1,698	—	(71)	1,627	35	(1)	1,661
Commercial agency	216	—	(7)	209	—	(6)	203
	$2,265	$—	$(90)	$2,175	$41	$(7)	$2,209

Securities available for sale:
U.S. Treasury securities	$176	$—	$—	$176			$176
Federal agency securities	233	2	—	235			235
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	15,788	283	(33)	16,038			16,038
Residential non-agency	7	1	—	8			8
Commercial agency	1,959	14	(9)	1,964			1,964
Commercial non-agency	1,489	14	(9)	1,494			1,494
Corporate and other debt securities	1,980	36	(26)	1,990			1,990
Equity securities	662	12	(1)	673			673
	$22,296	$362	$(78)	$22,580			$22,580

	December 31, 2013
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	351	—	(15)	336	—	(3)	333
Mortgage-backed securities:
Residential agency	1,878	—	(81)	1,797	—	(37)	1,760
Commercial agency	227	—	(8)	219	—	(6)	213
	$2,457	$—	$(104)	$2,353	$—	$(46)	$2,307

Securities available for sale:
U.S. Treasury securities	$56	$—	$—	$56			$56
Federal agency securities	88	1	—	89			89
Obligations of states and political subdivisions	5	—	—	5			5
Mortgage-backed securities:
Residential agency	15,664	183	(170)	15,677			15,677
Residential non-agency	8	1	—	9			9
Commercial agency	947	4	(16)	935			935
Commercial non-agency	1,232	12	(33)	1,211			1,211
Corporate and other debt securities	2,855	44	(72)	2,827			2,827
Equity securities	664	12	—	676			676
	$21,519	$257	$(291)	$21,485			$21,485
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

	December 31, 2014	December 31, 2013
	(In millions)
Federal Reserve Bank	$488	$472
Federal Home Loan Bank	39	67
Securities with carrying values of $12.1 billion and $12.5 billion at December 31, 2014 and 2013, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	351	345
Due after five years through ten years	—	—
Mortgage-backed securities:
Residential agency	1,698	1,661
Commercial agency	216	203
	$2,265	$2,209
Securities available for sale:
Due in one year or less	$89	$89
Due after one year through five years	774	786
Due after five years through ten years	1,196	1,192
Due after ten years	332	336
Mortgage-backed securities:
Residential agency	15,788	16,038
Residential non-agency	7	8
Commercial agency	1,959	1,964
Commercial non-agency	1,489	1,494
Equity securities	662	673
	$22,296	$22,580
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at December 31, 2014 and 2013. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$—	$—	$344	$(6)	$344	$(6)
Mortgage-backed securities:
Residential agency	—	—	1,659	(37)	1,659	(37)
Commercial agency	—	—	203	(13)	203	(13)
	$—	$—	$2,206	$(56)	$2,206	$(56)

Securities available for sale:
U.S. Treasury securities	$74	$—	$3	$—	$77	$—
Federal agency securities	—	—	3	—	3	—
Mortgage-backed securities:
Residential agency	1,178	(5)	2,587	(28)	3,765	(33)
Commercial agency	464	(4)	316	(5)	780	(9)
Commercial non-agency	242	(1)	500	(8)	742	(9)
All other securities	400	(7)	455	(20)	855	(27)
	$2,358	$(17)	$3,864	$(61)	$6,222	$(78)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$190	$(9)	$142	$(8)	$332	$(17)
Mortgage-backed securities:
Residential agency	1,236	(77)	521	(41)	1,757	(118)
Commercial agency	212	(15)	—	—	212	(15)
	$1,638	$(101)	$663	$(49)	$2,301	$(150)

Securities available for sale:
U.S. Treasury securities	$15	$—	$1	$—	$16	$—
Federal agency securities	3	—	9	—	12	—
Mortgage-backed securities:
Residential agency	6,153	(161)	270	(9)	6,423	(170)
Commercial agency	610	(17)	—	—	610	(17)
Commercial non-agency	711	(30)	62	(3)	773	(33)
All other securities	1,422	(58)	209	(13)	1,631	(71)
	$8,914	$(266)	$551	$(25)	$9,465	$(291)
The number of individual securities in an unrealized loss position in the tables above decreased from 1,052 at December 31, 2013 to 827 at December 31, 2014. The decrease in the number of securities and the total amount of unrealized losses from year-end 2013 was primarily due to changes in interest rates. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Except as described below, management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

At the end of the second and fourth quarters of 2014, the Company had made the decision to sell a cumulative amount of approximately $339 million of certain other securities available for sale where the subsequent sale was not completed prior to quarter-end. Since the Company intended to sell these securities, each security reflecting an unrealized loss was considered to have an other-than-temporary impairment. The table below reflects total other-than-temporary impairment losses recorded during 2014.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary-impairment losses, for years ended December 31 are shown in the table below. The cost of securities sold is based on the specific identification method.

	2014	2013	2012
	(In millions)
Gross realized gains	$38	$55	$49
Gross realized losses	(8)	(29)	(1)
Other-than-temporary-impairment ("OTTI")	(3)	—	—
Securities gains, net	$27	$26	$48

NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2014	2013
	(In millions)
Commercial and industrial	$32,732	$29,413
Commercial real estate mortgage—owner-occupied	8,263	9,495
Commercial real estate construction—owner-occupied	407	310
Total commercial	41,402	39,218
Commercial investor real estate mortgage	4,680	5,318
Commercial investor real estate construction	2,133	1,432
Total investor real estate	6,813	6,750
Residential first mortgage	12,315	12,163
Home equity	10,932	11,294
Indirect	3,642	3,075
Consumer credit card	1,009	948
Other consumer	1,194	1,161
Total consumer	29,092	28,641
Total loans, net of unearned income (1)	$77,307	$74,609
_________

(1)	Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $504 million and $576 million at December 31, 2014 and 2013, respectively.
During 2014 and 2013, Regions purchased approximately $1.1 billion and $978 million, respectively, in indirect loans from a third party.
The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2014	2013
	(In millions)
Rentals receivable	$402	$442
Estimated residuals on leveraged leases	281	304
Unearned income on leveraged leases	332	387

	2014	2013	2012
	(In millions)
Pre-tax income from leveraged leases	$38	$45	$43
Income tax expense on income from leveraged leases	33	37	35
The income above does not include leveraged lease termination gains of $10 million, $39 million and $14 million with related income tax expense of $10 million, $33 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, $13.1 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At December 31, 2014, an additional $29.8 billion of loans held by Regions were pledged to the Federal Reserve Bank.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. The methodology is described in Note 1 "Summary of Significant Accounting Policies."
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012. The total allowance for loan losses and the related loan portfolio ending balances are then disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual loans and leases greater than or equal to $2.5 million and all troubled debt restructurings ("TDRs"). The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	55	(89)	103	69
Loan losses:
Charge-offs	(179)	(24)	(270)	(473)
Recoveries	67	27	72	166
Net loan losses	(112)	3	(198)	(307)
Allowance for loan losses, December 31, 2014	654	150	299	1,103
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	(6)	(4)	(3)	(13)
Reserve for unfunded credit commitments, December 31, 2014	57	8	—	65
Allowance for credit losses, December 31, 2014	$711	$158	$299	$1,168
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$186	$65	$78	$329
Collectively evaluated for impairment	468	85	221	774
Total allowance for loan losses	$654	$150	$299	$1,103
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$742	$417	$856	$2,015
Collectively evaluated for impairment	40,660	6,396	28,236	75,292
Total loans evaluated for impairment	$41,402	$6,813	$29,092	$77,307

	2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	103	(203)	238	138
Loan losses:
Charge-offs	(312)	(70)	(516)	(898)
Recoveries	73	40	69	182
Net loan losses	(239)	(30)	(447)	(716)
Allowance for loan losses, December 31, 2013	711	236	394	1,341
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Provision (credit) for unfunded credit losses	(6)	2	(1)	(5)
Reserve for unfunded credit commitments, December 31, 2013	63	12	3	78
Allowance for credit losses, December 31, 2013	$774	$248	$397	$1,419
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$230	$118	$98	$446
Collectively evaluated for impairment	481	118	296	895
Total allowance for loan losses	$711	$236	$394	$1,341
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,022	$761	$883	$2,666
Collectively evaluated for impairment	38,196	5,989	27,758	71,943
Total loans evaluated for impairment	$39,218	$6,750	$28,641	$74,609

	2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	144	(295)	364	213
Loan losses:
Charge-offs	(404)	(272)	(547)	(1,223)
Recoveries	77	45	62	184
Net loan losses	(327)	(227)	(485)	(1,039)
Allowance for loan losses, December 31, 2012	847	469	603	1,919
Reserve for unfunded credit commitments, January 1, 2012	30	26	22	78
Provision (credit) for unfunded credit losses	39	(16)	(18)	5
Reserve for unfunded credit commitments, December 31, 2012	69	10	4	83
Allowance for credit losses, December 31, 2012	$916	$479	$607	$2,002
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$214	$211	$196	$621
Collectively evaluated for impairment	633	258	407	1,298
Total allowance for loan losses	$847	$469	$603	$1,919
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,047	$1,257	$1,653	$3,957
Collectively evaluated for impairment	36,024	6,465	27,549	70,038
Total loans evaluated for impairment	$37,071	$7,722	$29,202	$73,995

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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2014 and 2013. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$31,492	$626	$362	$252	$32,732
Commercial real estate mortgage—owner-occupied	7,425	315	285	238	8,263
Commercial real estate construction—owner-occupied	387	9	8	3	407
Total commercial	$39,304	$950	$655	$493	$41,402
Commercial investor real estate mortgage	$4,152	$234	$171	$123	$4,680
Commercial investor real estate construction	2,060	22	49	2	2,133
Total investor real estate	$6,212	$256	$220	$125	$6,813

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,206	$109	$12,315
Home equity			10,830	102	10,932
Indirect			3,642	—	3,642
Consumer credit card			1,009	—	1,009
Other consumer			1,194	—	1,194
Total consumer			$28,881	$211	$29,092
					$77,307

	2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28,282	$395	$479	$257	$29,413
Commercial real estate mortgage—owner-occupied	8,593	191	408	303	9,495
Commercial real estate construction—owner-occupied	264	25	4	17	310
Total commercial	$37,139	$611	$891	$577	$39,218
Commercial investor real estate mortgage	$4,479	$269	$332	$238	$5,318
Commercial investor real estate construction	1,335	47	40	10	1,432
Total investor real estate	$5,814	$316	$372	$248	$6,750

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,017	$146	$12,163
Home equity			11,183	111	11,294
Indirect			3,075	—	3,075
Consumer credit card			948	—	948
Other consumer			1,161	—	1,161
Total consumer			$28,384	$257	$28,641
					$74,609

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of December 31, 2014 and 2013:

	2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$16	$7	$7	$30	$32,480	$252	$32,732
Commercial real estate mortgage—owner-occupied	21	13	5	39	8,025	238	8,263
Commercial real estate construction—owner-occupied	1	—	—	1	404	3	407
Total commercial	38	20	12	70	40,909	493	41,402
Commercial investor real estate mortgage	17	3	3	23	4,557	123	4,680
Commercial investor real estate construction	—	—	—	—	2,131	2	2,133
Total investor real estate	17	3	3	23	6,688	125	6,813
Residential first mortgage	99	64	247	410	12,206	109	12,315
Home equity	73	38	63	174	10,830	102	10,932
Indirect	43	10	7	60	3,642	—	3,642
Consumer credit card	8	5	12	25	1,009	—	1,009
Other consumer	13	4	3	20	1,194	—	1,194
Total consumer	236	121	332	689	28,881	211	29,092
	$291	$144	$347	$782	$76,478	$829	$77,307

	2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$29	$14	$6	$49	$29,156	$257	$29,413
Commercial real estate mortgage—owner-occupied	30	26	6	62	9,192	303	9,495
Commercial real estate construction—owner-occupied	—	—	—	—	293	17	310
Total commercial	59	40	12	111	38,641	577	39,218
Commercial investor real estate mortgage	29	6	6	41	5,080	238	5,318
Commercial investor real estate construction	4	1	—	5	1,422	10	1,432
Total investor real estate	33	7	6	46	6,502	248	6,750
Residential first mortgage	130	74	248	452	12,017	146	12,163
Home equity	95	51	75	221	11,183	111	11,294
Indirect	39	11	5	55	3,075	—	3,075
Consumer credit card	8	5	12	25	948	—	948
Other consumer	14	5	4	23	1,161	—	1,161
Total consumer	286	146	344	776	28,384	257	28,641
	$378	$193	$362	$933	$73,527	$1,082	$74,609

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of December 31, 2014 and 2013. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$286	$36	$250	$11	$239	$83	41.6%
Commercial real estate mortgage—owner-occupied	267	29	238	43	195	69	36.7
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	556	65	491	54	437	153	39.2
Commercial investor real estate mortgage	162	39	123	26	97	30	42.6
Commercial investor real estate construction	3	1	2	—	2	1	66.7
Total investor real estate	165	40	125	26	99	31	43.0
Residential first mortgage	79	26	53	—	53	7	41.8
Home equity	22	7	15	—	15	1	36.4
Total consumer	101	33	68	—	68	8	40.6
	$822	$138	$684	$80	$604	$192	40.1%

	Accruing Impaired Loans 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$102	$3	$99	$17	19.6%
Commercial real estate mortgage—owner-occupied	162	10	152	16	16.0
Total commercial	264	13	251	33	17.4
Commercial investor real estate mortgage	267	8	259	28	13.5
Commercial investor real estate construction	33	—	33	6	18.2
Total investor real estate	300	8	292	34	14.0
Residential first mortgage	426	11	415	57	16.0
Home equity	359	6	353	13	5.3
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	17	—	17	—	—
Total consumer	805	17	788	70	10.8
	$1,369	$38	$1,331	$137	12.8%

	Total Impaired Loans 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$388	$39	$349	$11	$338	$100	35.8%
Commercial real estate mortgage—owner-occupied	429	39	390	43	347	85	28.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	820	78	742	54	688	186	32.2
Commercial investor real estate mortgage	429	47	382	26	356	58	24.5
Commercial investor real estate construction	36	1	35	—	35	7	22.2
Total investor real estate	465	48	417	26	391	65	24.3
Residential first mortgage	505	37	468	—	468	64	20.0
Home equity	381	13	368	—	368	14	7.1
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	17	—	17	—	17	—	—
Total consumer	906	50	856	—	856	78	14.1
	$2,191	$176	$2,015	$80	$1,935	$329	23.0%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$280	$48	$232	$45	$187	$72	42.9%
Commercial real estate mortgage—owner-occupied	343	40	303	54	249	92	38.5
Commercial real estate construction—owner-occupied	17	—	17	—	17	8	47.1
Total commercial	640	88	552	99	453	172	40.6
Commercial investor real estate mortgage	306	68	238	17	221	68	44.4
Commercial investor real estate construction	15	5	10	—	10	3	53.3
Total investor real estate	321	73	248	17	231	71	44.9
Residential first mortgage	112	37	75	—	75	12	43.8
Home equity	17	—	17	—	17	1	5.9
Total consumer	129	37	92	—	92	13	38.8
	$1,090	$198	$892	$116	$776	$256	41.7%

	Accruing Impaired Loans 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$245	$2	$243	$34	14.7%
Commercial real estate mortgage—owner-occupied	209	7	202	23	14.4
Commercial real estate construction—owner-occupied	25	—	25	1	4.0
Total commercial	479	9	470	58	14.0
Commercial investor real estate mortgage	435	11	424	39	11.5
Commercial investor real estate construction	89	—	89	8	9.0
Total investor real estate	524	11	513	47	11.1
Residential first mortgage	397	8	389	60	17.1
Home equity	373	—	373	24	6.4
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	26	—	26	1	3.8
Total consumer	799	8	791	85	11.6
	$1,802	$28	$1,774	$190	12.1%

	Total Impaired Loans 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$525	$50	$475	$45	$430	$106	29.7%
Commercial real estate mortgage—owner- occupied	552	47	505	54	451	115	29.3
Commercial real estate construction—owner-occupied	42	—	42	—	42	9	21.4
Total commercial	1,119	97	1,022	99	923	230	29.2
Commercial investor real estate mortgage	741	79	662	17	645	107	25.1
Commercial investor real estate construction	104	5	99	—	99	11	15.4
Total investor real estate	845	84	761	17	744	118	23.9
Residential first mortgage	509	45	464	—	464	72	23.0
Home equity	390	—	390	—	390	25	6.4
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	26	—	26	—	26	1	3.8
Total consumer	928	45	883	—	883	98	15.4
	$2,892	$226	$2,666	$116	$2,550	$446	23.2%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.
The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2014, 2013 and 2012. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	2014		2013		2012
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$365	$9	$629	$14	$707	$16
Commercial real estate mortgage—owner-occupied	473	12	579	11	737	11
Commercial real estate construction—owner-occupied	32	1	38	1	23	—
Total commercial	870	22	1,246	26	1,467	27
Commercial investor real estate mortgage	498	21	995	32	1,510	40
Commercial investor real estate construction	61	3	115	6	210	7
Total investor real estate	559	24	1,110	38	1,720	47
Residential first mortgage	457	14	1,114	38	1,157	39
Home equity	380	20	406	21	439	22
Indirect	1	—	2	—	2	—
Consumer credit card	2	—	1	—	—	—
Other consumer	20	1	32	2	47	3
Total consumer	860	35	1,555	61	1,645	64
Total impaired loans	$2,289	$81	$3,911	$125	$4,832	$138
In addition to the impaired loans detailed in the tables above, there were approximately $38 million in non-performing loans classified as held for sale at December 31, 2014, compared to $82 million at December 31, 2013. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the year ended December 31, 2014, approximately $103 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $34 million recorded upon transfer. At December 31, 2014 and 2013, non-accrual loans including loans held for sale totaled $867 million and $1.2 billion, respectively.
TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Typical modifications include accommodations, such as renewals and forbearances. The majority of Regions’ commercial and investor real estate TDRs are the result of renewals of classified loans at an interest rate that is not considered to be a market interest rate. For smaller dollar commercial loans, Regions may periodically grant interest rate and other term concessions, similar to those under the consumer program described below.
Regions works to meet the individual needs of consumer borrowers to stem foreclosure through CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship-regardless of the borrower’s payment status. Consumer TDRs primarily involve an interest rate concession, however under the CAP, Regions may also offer a short-term deferral, a term extension, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term because they are concessionary in nature and because the customer documents a hardship in order to participate.
As noted above, the majority of Regions’ consumer TDRs are results of interest rate concession and not a forgiveness of principal. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level, as a result of the loans being considered impaired due to their TDR status. Regions most often does not record a charge-off at the modification date.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At December 31, 2014, approximately $67 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At December 31, 2014, approximately $9 million in home equity first lien TDRs were in excess of 180 days past due and $6 million in home equity second lien TDRs were in excess of 120 days past due, both categories of which were considered collateral-dependent.
The following tables present the end of period balance for loans modified in a TDR by portfolio segment and class, and the financial impact of those modifications for the years ended December 31, 2014 and 2013. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $395 million and $737 million for the years ended December 31, 2014 and 2013, respectively.

	2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	267	$289	$5
Commercial real estate mortgage—owner-occupied	272	226	4
Commercial real estate construction—owner-occupied	3	3	—
Total commercial	542	518	9
Commercial investor real estate mortgage	227	295	6
Commercial investor real estate construction	46	43	1
Total investor real estate	273	338	7
Residential first mortgage	573	114	17
Home equity	609	36	—
Consumer credit card	122	1	—
Indirect and other consumer	270	4	—
Total consumer	1,574	155	17
	2,389	$1,011	$33

	2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	450	$566	$2
Commercial real estate mortgage—owner-occupied	384	311	4
Commercial real estate construction—owner-occupied	6	31	—
Total commercial	840	908	6
Commercial investor real estate mortgage	432	687	4
Commercial investor real estate construction	83	138	—
Total investor real estate	515	825	4
Residential first mortgage	1,044	182	21
Home equity	619	38	3
Consumer credit card	241	3	—
Indirect and other consumer	282	4	—
Total consumer	2,186	227	24
	3,541	$1,960	$34
Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the years ended December 31, 2014 and 2013, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in Note 1 to the consolidated financial statements.

	2014	2013

Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$49	$33
Commercial real estate mortgage—owner-occupied	17	30
Total commercial	66	63
Commercial investor real estate mortgage	7	92
Commercial investor real estate construction	1	26
Total investor real estate	8	118
Residential first mortgage	15	50
Home equity	3	5
Total consumer	18	55
	$92	$236
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2014, approximately $106 million of commercial and investor real estate loans modified in a TDR during the year ended December 31, 2014 were on non-accrual status. Approximately 23.4 percent of this amount was 90 days or more past due.
At December 31, 2014, Regions had restructured binding unfunded commitments totaling $110 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential mortgage servicing rights for the years ended December 31 under the fair value measurement method:

	2014	2013
	(In millions)
Carrying value, beginning of year	$297	$191
Additions	40	84
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(47)	65
Economic amortization associated with borrower repayments	(33)	(43)
Carrying value, end of year	$257	$297
_________

(1)
"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Prior to the fourth quarter of 2014, this line item reflected total loan payoffs only, while partial paydowns were included in the "Due to change in valuation inputs or assumptions" line item. The 2014 and 2013 full-year amounts disclosed in the table have been reclassified to reflect the revised presentation.

On October 31, 2014, the Company completed a transaction to purchase the rights to service approximately $833 million in residential mortgage loans. The residential mortgage servicing rights asset was increased by the purchase price of approximately $9 million.
On March 29, 2013, the Company completed a transaction to purchase the rights to service approximately $3 billion in residential mortgage loans. The residential mortgage servicing rights asset was increased by the purchase price of approximately $28 million.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential mortgage servicing rights (excluding related derivative instruments) as of December 31 are as follows:

	2014	2013
	(Dollars in millions)
Unpaid principal balance	$27,385	$28,075
Weighted-average prepayment speed (CPR; percentage)	12.0%	8.2%
Estimated impact on fair value of a 10% increase	$(14)	$(11)
Estimated impact on fair value of a 20% increase	$(27)	$(21)
Option-adjusted spread (basis points)	898	895
Estimated impact on fair value of a 10% increase	$(8)	$(10)
Estimated impact on fair value of a 20% increase	$(16)	$(20)
Weighted-average coupon interest rate	4.4%	4.5%
Weighted-average remaining maturity (months)	279	279
Weighted-average servicing fee (basis points)	27.7	27.7
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans for the years ended December 31:

	2014	2013	2012
	(In millions)
Servicing related fees and other ancillary income	$86	$86	$83
Residential mortgage loans are sold in the secondary market with standard representations and warranties regarding certain characteristics such as the quality of the loan, the absence of fraud, the eligibility of the loan for sale and the future servicing associated with the loan. Regions may be required to repurchase these loans at par, or make-whole or indemnify the purchasers for losses incurred when representations and warranties are breached.
Regions maintains a repurchase liability related to residential mortgage loans sold with representations and warranty provisions. This repurchase liability is reported in other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of income. The table below presents an analysis of Regions’ repurchase liability related to residential mortgage loans sold with representations and warranty provisions for the years ended December 31:

	2014	2013
	(In millions)
Beginning balance	$39	$40
Additions (reductions)	(4)	31
Losses	(9)	(32)
Ending balance	$26	$39
During 2014 and 2013, settled repurchase claims were related to one or more of the following alleged breaches: 1) eligibility or guideline violations; 2) missing or incorrect documents per investor guidelines; or 3) misrepresentation or fraud by the borrower. These claims stem primarily from loans originated in the 2006—2008 time period.
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial mortgage servicing rights and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a one-third loss share guarantee associated with the purchased portfolio. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 for further discussion.
As of December 31, 2014, the DUS servicing portfolio remained at approximately $1.0 billion, the related commercial MSR was approximately $11 million, and the loss share guarantee was approximately $4 million.

NOTE 8. PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 is as follows:

	2014	2013
	(In millions)
Land	$521	$520
Premises and improvements	1,768	1,745
Furniture and equipment	1,028	1,000
Software	440	393
Leasehold improvements	405	396
Construction in progress	176	141
	4,338	4,195
Accumulated depreciation and amortization	(2,145)	(1,979)
	$2,193	$2,216
NOTE 9. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment at December 31 is presented as follows:

2014
(In millions)
Corporate Bank	$2,258
Consumer Bank	2,095
Wealth Management	463
$4,816

2013
(In millions)
Business Services	$2,552
Consumer Services	1,797
Wealth Management	467
$4,816
There were no additions or impairment losses during 2014, 2013 or 2012.
Refer to Note 22 for discussion of Regions' reorganization of its management reporting structure during the fourth quarter of 2014 and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach. As stated in Note 1, Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment.
During the fourth quarter of 2014, Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2014, and through the date of the filing of this Annual Report. The results of the annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the goodwill of each reporting unit is considered not impaired as of the testing date.
Listed in the table below are assumptions used in estimating the fair value of each reporting unit for the December 31, 2014 annual period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit. These valuation approaches are described further in Note 1.

As of Fourth Quarter 2014	Corporate Bank	Consumer Bank	Wealth Management
Discount rate used in income approach	11.25%	11.50%	11.75%
Public company method market multiplier(1)	1.6x	1.2x	16.5x
Transaction method market multiplier(2)	1.8x	1.8x	25.8x
_________

(1)
For the Corporate Bank and Consumer Bank reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings. In addition to the multipliers, a 20 percent control premium was assumed for the Corporate Bank reporting unit, a 35 percent control premium was assumed for the Consumer Bank reporting unit and a 20 percent control premium was assumed for the Wealth Management reporting unit based on current market factors. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.

(2)	For the Corporate Bank and Consumer Bank reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings.

As of Fourth Quarter 2013	Business Services		Consumer Services		Wealth Management
Discount rate used in income approach	12.00%		12.00%		12.00%
Public company method market multiplier(1)	1.2x		1.2	x	15.4	x
Transaction method market multiplier(2)	1.5	x	1.5	x	25.2	x
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
OTHER INTANGIBLES
Other intangibles consist primarily of core deposit intangibles, purchased credit card relationship assets, customer relationship and employment agreement assets, and the Fannie Mae DUS license. The following table shows the other intangibles and related accumulated amortization as of December 31:

	2014	2013	2014	2013	2014	2013
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$888	$863	$123	$148
Purchased credit card relationship assets	175	175	70	51	105	124
Customer relationship and employment agreement assets	44	27	16	11	28	16
Fannie Mae DUS license(1)					15	—
Other(2)					4	7
	$1,230	$1,213	$974	$925	$275	$295
_________
(1) The Fannie Mae DUS license is a non-amortizing intangible asset.
(2) Other includes intangible assets related to acquired trust services. Approximately $3 million is non-amortizing.
Changes in the gross carrying amount in the table above reflect additions from recent acquisitions or the removal of fully amortized intangible assets. Purchased credit card relationships and customer relationships and employment agreements are being amortized to other non-interest expense primarily on an accelerated basis over a period ranging from 2 to 15 years. Core deposit intangible assets are being amortized to other non-interest expense on an accelerated basis over their expected useful lives.
Regions purchased a Fannie Mae DUS license in 2014. The intangible asset associated with the DUS license is a non-amortizing intangible asset. Refer to Note 7 for additional information related to this license.
The aggregate amount of amortization expense for core deposit intangibles, purchased credit card relationship assets, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2015	$48
2016	43
2017	39
2018	33
2019	27
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any other identifiable intangible assets occurred during 2014, 2013 or 2012.
NOTE 10. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2014	2013
	(In millions)
Savings(1)	$6,653	$6,250
Interest-bearing transaction	21,544	20,789
Money market—domestic(1)	25,396	25,435
Money market—foreign	265	220
Time deposits	8,595	9,608
Interest-bearing customer deposits	62,453	62,302
Corporate treasury time deposits	—	68
	$62,453	$62,370
_________

(1)
In 2014, approximately $219 million individual retirement account ("IRA") balances were reclassified from money market to savings. Prior period amounts have been revised to conform to the current period classification.

The aggregate amount of time deposits of $250,000 or more, including certificates of deposit of $250,000 or more, was $1.0 billion and $1.1 billion at December 31, 2014 and 2013, respectively.
At December 31, 2014, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2014
(In millions)
2015	$4,266
2016	1,828
2017	1,160
2018	815
2019	101
Thereafter	425
$8,595

NOTE 11. SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31:

	2014	2013
	(In millions)
Company funding sources:
Federal funds purchased	$—	$11
Federal Home Loan Bank advances	500	—
	500	11
Customer-related borrowings:
Securities sold under agreements to repurchase	1,753	2,171
	$2,253	$2,182
COMPANY FUNDING SOURCES
The levels of federal funds purchased, securities sold under agreements to repurchase, and Federal Home Loan Bank ("FHLB") advances can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings. FHLB advances at December 31, 2014 had a weighted-average maturity of 31 days and a weighted-average rate paid of approximately 0.2 percent.
Federal funds purchased at December 31, 2013 had a weighted-average maturity of 2 days and a weighted-average rate paid of approximately 0.1 percent.
At December 31, 2014, Regions could borrow a maximum amount of approximately $21.3 billion from the Federal Reserve Bank Discount Window. See Note 5 for loans pledged to the Federal Reserve Bank at December 31, 2014 and 2013.
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

NOTE 12. LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2014	2013
	(In millions)
Regions Financial Corporation (Parent):
7.75% senior notes due November 2014	$—	$349
5.75% senior notes due June 2015	499	498
2.00% senior notes due May 2018	748	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	160	161
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	(8)	5
	1,799	2,161
Regions Bank:
Federal Home Loan Bank advances	8	1,009
5.20% subordinated notes due April 2015	350	349
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	57	58
Valuation adjustments on hedged long-term debt	1	6
	1,663	2,669
	$3,462	$4,830
As of December 31, 2014, Regions had six issuances of subordinated notes totaling $2.2 billion, with stated interest rates ranging from 5.20% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the maturity date approaches. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
In February 2015, Regions launched a tender offer for a portion of its outstanding 7.50% Subordinated Notes due May 2018. Pursuant to the terms and conditions of the tender offer, Regions will purchase up to $250 million principal amount of subordinated notes. The tender offer has an early tender premium for subordinated notes tendered by February 26, 2015. Estimated pre-tax losses on early extinguishment related to the full execution of this tender offer are expected to range between $40 million to $50 million.
FHLB advances at December 31, 2014, 2013 and 2012 had a weighted-average interest rate of 1.7 percent, 1.4 percent, and 1.4 percent, respectively, with maturities ranging from one to sixteen years. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2014 and 2013. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 4 for the amount of FHLB stock held at December 31, 2014 and 2013. Regions’ borrowing availability with the FHLB as of December 31, 2014, based on assets available for collateral at that date, was $9.9 billion.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 5.0 percent, 4.8 percent, and 4.7 percent for the years ended December 31, 2014, 2013 and 2012, respectively. Further discussion of derivative instruments is included in Note 20.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2015	$505	$353
2016	—	3
2017	—	4
2018	734	753
2019	—	5
Thereafter	560	545
	$1,799	$1,663
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program was modified by the Board of Directors in December 2013, and currently allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2014. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions. Regulatory approval would be required for retirement of some securities.
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
The current minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of December 31, 2014 and 2013, the most recent notification from federal banking agencies categorized Regions and Regions Bank as well capitalized under the regulatory framework.
The Company believes that no changes in conditions or events have occurred since December 31, 2014, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.
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

The following tables summarize the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at December 31, 2014 and 2013 exceeded all current regulatory requirements.

	December 31, 2014 (1)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$12,390	12.54%	4.00%	6.00%
Regions Bank	12,095	12.30	4.00	6.00
Total capital:
Regions Financial Corporation	$15,070	15.26%	8.00%	10.00%
Regions Bank	14,215	14.45	8.00	10.00
Leverage capital (2):
Regions Financial Corporation	$12,390	10.86%	3.00%	5.00%
Regions Bank	12,095	10.64	3.00	5.00

	December 31, 2013		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$11,258	11.68%	4.00%	6.00%
Regions Bank	11,965	12.46	4.00	6.00
Total capital:
Regions Financial Corporation	$14,200	14.73%	8.00%	10.00%
Regions Bank	14,341	14.94	8.00	10.00
Leverage capital (2):
Regions Financial Corporation	$11,258	10.03%	3.00%	5.00%
Regions Bank	11,965	10.67	3.00	5.00
 _________

(1)	Current year Tier 1 capital, Total risk-based capital, and Leverage capital ratios are estimated.

(2)	The Leverage capital ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.
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
In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2014, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 14. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

						2014	2013
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$419	$450
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	465	—
					$1,000	$884	$450
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
The Board of Directors declared $32 million in cash dividends on Series A Preferred Stock during both 2014 and 2013. Series B Preferred Stock dividends were $20 million for 2014. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
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
During the first quarter of 2014, Regions received no objection to its 2014 capital plan from the Federal Reserve that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 24, 2014, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.05 per share effective with the quarterly dividend to be paid in July 2014. The Board also authorized a new $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. As of December 31, 2014, Regions had repurchased approximately 25 million shares of common stock at a total cost of approximately $248 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.

The Board of Directors declared an $0.18 per share cash dividend for 2014, $0.10 for 2013, and $0.04 for 2012. Because the Company was in a retained deficit position, the common stock dividends were recorded as a reduction of additional-paid-in-capital.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31:

	2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(64)	$(22)	$15	$(248)	$(319)
Net change	9	197	18	(143)	81
End of year	$(55)	$175	$33	$(391)	$(238)

	2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$—	$436	$93	$(464)	$65
Net change	(64)	(458)	(78)	216	(384)
End of year	$(64)	$(22)	$15	$(248)	$(319)

	2012
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$322	$84	$(475)	$(69)
Net change	114	9	11	134
End of year	$436	$93	$(464)	$65

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31:

	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(14)	$(7)	Net interest income
	5	3	Tax (expense) or benefit
	$(9)	$(4)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$27	$26	Securities gains, net
	(10)	(9)	Tax (expense) or benefit
	$17	$17	Net of tax

Gains (losses) on cash flow hedges:
Interest rate contracts	$126	$86	Net interest income
	(48)	(33)	Tax (expense) or benefit
	$78	$53	Net of tax

Amortization of defined benefit plans and other post employment benefits items:
Prior service cost	$(1)	$(1)	(2)
Actuarial gains (losses)	(24)	(69)	(2)
	(25)	(70)	Total before tax
	9	25	Tax (expense) or benefit
	$(16)	$(45)	Net of tax

Total reclassifications for the period	$70	$21	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 17 for additional details).

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2014	2013	2012
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,142	$1,135	$1,179
Preferred stock dividends and accretion	(52)	(32)	(129)
Income from continuing operations available to common shareholders	1,090	1,103	1,050
Income (loss) from discontinued operations, net of tax	13	(13)	(59)
Net income available to common shareholders	$1,103	$1,090	$991
Denominator:
Weighted-average common shares outstanding—basic	1,375	1,395	1,381
Potential common shares	12	15	6
Weighted-average common shares outstanding—diluted	1,387	1,410	1,387
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.79	$0.79	$0.76
Diluted	0.79	0.78	0.76
Earnings (loss) per common share from discontinued operations(1):
Basic	0.01	(0.01)	(0.04)
Diluted	0.01	(0.01)	(0.04)
Earnings per common share(1):
Basic	0.80	0.78	0.72
Diluted	0.80	0.77	0.71
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
In 2014, 2013 and 2012, diluted earnings per common share from continuing operations is calculated using a denominator of 1,387 million, 1,410 million and 1,387 million shares, respectively, which includes 12 million, 15 million and 6 million potential common shares, respectively. For earnings per common share from discontinued operations, basic and diluted weighted-average common shares are the same for 2013 and 2012 due to the Company experiencing net losses.
The effect from the assumed exercise of 24 million, 24 million and 36 million in stock options for the years ended December 31, 2014, 2013 and 2012, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board of Directors, and are paid upon vesting of the award. Upon adoption of the 2010 LTIP, Regions closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 42 million at December 31, 2014.
Grants of performance-based restricted stock typically have a three-year performance period, and shares vest within three years after the grant date. Restricted stock units typically have a vesting period of three years. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be issued and released. The terms of these plans generally stipulate that the exercise price of options may not be less than the fair market value of Regions’ common stock at the date the options are granted; however, under prior stock option plans, non-qualified options could be granted with a lower exercise price than the fair market value of Regions’ common stock on the date of grant. The contractual life of options granted under these plans are typically ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise.
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2014	2013	2012
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards	$47	$35	$23
Stock options	1	5	7
Cash-settled restricted stock units	—	—	3
Tax benefits related to compensation cost	(18)	(15)	(12)
Compensation cost of share-based compensation awards, net of tax	$30	$25	$21
STOCK OPTIONS
The following table summarizes the activity for 2014, 2013 and 2012 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2011	46,351,349	$23.62	$3	4.55 yrs.
Granted	—	—
Exercised	(338,182)	4.07
Canceled/Forfeited	(7,754,963)	27.06
Outstanding at December 31, 2012	38,258,204	$23.09	$11	3.99 yrs.
Granted	—	—
Exercised	(934,790)	5.46
Canceled/Forfeited	(5,196,179)	28.29
Outstanding at December 31, 2013	32,127,235	$22.81	$35	3.46 yrs.
Granted	—	—
Exercised	(2,249,932)	4.61
Canceled/Forfeited	(4,560,627)	30.32
Outstanding at December 31, 2014	25,316,676	$23.07	$28	2.83 yrs.
Exercisable at December 31, 2014	25,316,676	$23.07	$28	2.83 yrs.

RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2014, 2013 and 2012 Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock unit and performance stock unit grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2014, 2013 and 2012 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	6,280,360	$7.60
Granted	8,461,987	5.86
Vested	(2,047,900)	10.12
Forfeited	(749,268)	4.22
Non-vested at December 31, 2012	11,945,179	$6.15
Granted	6,385,841	8.06
Vested	(1,584,532)	7.03
Forfeited	(534,290)	6.67
Non-vested at December 31, 2013	16,212,198	$6.83
Granted	5,368,113	11.22
Vested	(2,626,683)	6.82
Forfeited	(526,219)	8.09
Non-vested at December 31, 2014	18,427,409	$8.07
As of December 31, 2014, the pre-tax amount of non-vested stock options, restricted stock, restricted stock units and performance stock units not yet recognized was $49 million, which will be recognized over a weighted-average period of 1.75 years. No share-based compensation costs were capitalized during the years ended December 31, 2014, 2013 and 2012.
Regions did not issue cash-settled restricted stock units during 2014 or 2013. During 2012, Regions issued approximately 259 thousand of cash-settled restricted stock units.
NOTE 17. EMPLOYEE BENEFIT PLANS
PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions has a defined benefit pension plan qualified under the Internal Revenue Code covering only certain employees as the pension plan is closed to new entrants. Benefits under the pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Regions made a $3 million contribution to the plan during the third quarter of 2014.
The Company also sponsors a supplemental executive retirement program (the “SERP”), which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation. Actuarially determined pension expense is charged to current operations using the projected unit credit method. All defined benefit plans are referred to as “the plans” throughout the remainder of this footnote.
The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plan		Non-qualified Plans		Total
	2014	2013	2014	2013	2014	2013
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,777	$2,004	$165	$163	$1,942	$2,167
Service cost	34	38	4	3	38	41
Interest cost	87	84	7	6	94	90
Actuarial (gains) losses	231	(269)	18	2	249	(267)
Benefit payments	(82)	(77)	(7)	(9)	(89)	(86)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(15)	—	(15)	—
Projected benefit obligation, end of year	$2,044	$1,777	$172	$165	$2,216	$1,942
Change in plan assets
Fair value of plan assets, beginning of year	$1,812	$1,749	$—	$—	$1,812	$1,749
Actual return on plan assets	129	143	—	—	129	143
Company contributions	3	—	21	9	24	9
Benefit payments	(82)	(77)	(7)	(9)	(89)	(86)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(14)	—	(14)	—
Fair value of plan assets, end of year	$1,859	$1,812	$—	$—	$1,859	$1,812
Funded status and accrued benefit cost at measurement date	$(185)	$35	$(172)	$(165)	$(357)	$(130)
Amount recognized in the Consolidated Balance Sheets:
Other assets (liabilities)	$(185)	$35	$(172)	$(165)	$(357)	$(130)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$593	$374	$47	$36	$640	$410
Prior service cost (credit)	—	—	1	2	1	2
	$593	$374	$48	$38	$641	$412

The accumulated benefit obligation for the qualified plan was $1.9 billion and $1.7 billion as of December 31, 2014 and 2013, respectively. The accumulated benefit obligation for the qualified plan exceeded the corresponding plan assets as of December 31, 2014. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plan as of December 31, 2013. The accumulated benefit obligation for the non-qualified plan was $166 million and $157 million as of December 31, 2014 and 2013, respectively, which exceeded all corresponding plan assets for each period. Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components for the years ended December 31:

	Qualified Plan			Non-qualified Plans			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(In millions)
Service cost	$34	$38	$37	$4	$3	$3	$38	$41	$40
Interest cost	87	84	84	7	6	6	94	90	90
Expected return on plan assets	(138)	(132)	(115)	—	—	—	(138)	(132)	(115)
Amortization of actuarial loss	21	66	70	3	3	1	24	69	71
Amortization of prior service cost	—	—	—	1	1	1	1	1	1
Settlement charge	—	—	—	3	—	—	3	—	—
Net periodic pension cost	$4	$56	$76	$18	$13	$11	$22	$69	$87
The settlement charge relates to the settlement of liabilities under the SERP for certain executive officers during the second quarter of 2014.
The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2015 are as follows:

	Qualified Plan	Non-qualified Plans
	(In millions)
Actuarial loss	$43	$3
Prior service cost	—	1
	$43	$4
The weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plan		Non-Qualified Plans
	2014	2013	2014	2013
Discount rate	4.20%	5.00%	3.75%	4.50%
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%
The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Qualified Plan			Non-qualified Plans
	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.25%	4.60%	4.50%	3.65%	4.35%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
The expected long-term rate of return on qualified plan assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated return of the asset classes invested in by the qualified plan and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management.
The qualified pension plan’s investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to bonds. The target asset allocation is 51 percent equities, 32 percent fixed income securities and 17 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the United States, international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. Plan assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with plan assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Regions’ qualified pension plan has a portion of its investments in Regions’ common stock. At December 31, 2014, the plan held 2,855,618 shares, which represents a total market value of approximately $30 million, or approximately 2 percent of plan assets.
The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2014				2013
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$40	$—	$—	$40	$30	$—	$—	$30
Fixed income securities:
U.S. Treasury and federal agency securities	—	132	—	132	—	135	—	135
Mortgage-backed securities	—	—	—	—	—	5	—	5
Collateralized mortgage obligations	—	—	—	—	—	2	—	2
Obligations of states and political subdivisions	—	—	—	—	—	1	—	1
Corporate bonds	—	155	—	155	—	171	—	171
Unit investment trusts	—	—	—	—	—	53	—	53
Total fixed income securities	$—	$287	$—	$287	$—	$367	$—	$367
Equity securities:
Domestic	278	—	—	278	271	—	—	271
International	18	—	—	18	16	—	—	16
Total equity securities	$296	$—	$—	$296	$287	$—	$—	$287
Mutual funds:
Domestic	—	—	—	—	101	—	—	101
International	162	—	—	162	—	—	—	—
Total mutual funds	$162	$—	$—	$162	$101	$—	$—	$101
Collective investment trust funds:
Fixed income fund	—	298	—	298	—	227	—	227
Common stock fund	—	219	—	219	—	186	—	186
International fund	—	161	—	161	—	228	—	228
	$—	$678	$—	$678	$—	$641	$—	$641
International hedge funds	$—	$93	$—	$93	$—	$90	$—	$90
Real estate funds	$—	$—	$210	$210	$—	$—	$225	$225
Private equity funds	$—	$—	$92	$92	$—	$—	$70	$70
Other assets	$—	$—	$1	$1	$—	$—	$1	$1
	$498	$1,058	$303	$1,859	$418	$1,098	$296	$1,812
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

Fair Value Measurements Using
Significant Unobservable Inputs
Year Ended December 31, 2014
(Level 3 measurements only)

	Real estate funds	Private equity funds	Other assets
		(In millions)
Beginning balance, January 1, 2014	$225	$70	$1
Actual return on plan assets:
Net appreciation (depreciation) in fair value of investments	13	24	—
Purchases, sales, issuances, and settlements, net	(28)	(2)	—
Ending balance, December 31, 2014	$210	$92	$1
The amount of total gains (losses) for the period attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2014:	$13	$24	$—

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
Information about the expected cash flows for the qualified pension plan are as follows:

Qualified Plan
(In millions)
Expected Employer Contributions:
2015	$—
Expected Benefit Payments:
2015	$86
2016	88
2017	91
2018	95
2019	98
2020-2023	557
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is initially invested in Regions common stock. In 2014, 2013 and 2012, Regions provided an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plan. Eligible employees who are already contributing to the 401(k) plan will continue to receive up to a 4 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $37 million, $34 million and $29 million in 2014, 2013 and 2012, respectively. Regions’ cash contribution was approximately $14 million for both 2014 and 2013 and $12 million for 2012. Regions’ 401(k) plan held 37 million shares and 36 million shares of Regions common stock at December 31, 2014 and 2013, respectively. The 401(k) plan received approximately $6 million, $3 million and $1 million in dividends on Regions common stock for the years ended December 31, 2014, 2013 and 2012, respectively.
Regions also sponsors defined benefit postretirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. The assumed health care cost trend rate for postretirement medical benefits was 6.5 percent for 2014 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter. A one-percentage point change in assumed health care cost trend rates would have an immaterial effect on total service cost and interest cost components as well as the related postretirement obligations. There was no material impact from other postretirement benefits on the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012. The projected benefit obligation for these plans was $23 million as of December 31, 2014 and 2013.
NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2014	2013	2012
	(In millions)
Investment management and trust fee income	$193	$196	$195
Insurance commissions and fees	124	114	109
Bank-owned life insurance	85	82	81
Capital markets fee income and other	73	87	83
Commercial credit fee income	61	65	68
Investment services fee income	43	34	27
Leveraged lease termination gains, net	10	39	14
Gain on sale of other assets	—	24	—
Net loss from affordable housing	(66)	(49)	(49)
Other miscellaneous income	93	112	91
	$616	$704	$619

The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2014	2013	2012
	(In millions)
Professional, legal and regulatory expenses (1)	$235	$190	$114
Outside services	131	106	82
Marketing	95	98	87
Deposit administrative fees	75	125	162
Amortization of other intangibles	51	54	109
Credit/checkcard expenses	44	41	64
Branch consolidation, property and equipment charges	16	5	—
REIT investment early termination costs	—	—	42
Loss on early extinguishment of debt	—	61	11
Provision (credit) for unfunded credit losses	(13)	(5)	5
(Gain) loss on loans held for sale, net	(23)	(30)	(61)
Gain on sale of TDRs held for sale, net	(35)	—	—
Other miscellaneous expenses	391	448	505
	$967	$1,093	$1,120
______

(1)	"Professional and legal expenses" and "regulatory charge" line items were combined in 2014. All prior periods presented have been reclassified to conform to this presentation.
NOTE 19. INCOME TAXES
The components of income tax expense (benefit) from continuing operations for the years ended December 31 were as follows:

	2014	2013	2012
	(In millions)
Current income tax expense (benefit):
Federal	$269	$88	$(20)
State	15	19	16
Total current expense (benefit)	$284	$107	$(4)
Deferred income tax expense (benefit):
Federal	$106	$356	$383
State	67	(11)	103
Total deferred expense	$173	$345	$486
Total income tax expense	$457	$452	$482
__________
Note: The table above does not include income tax expense (benefit) from discontinued operations of $8 million, $(11) million, $(40) million in 2014, 2013 and 2012, respectively. The deferred income tax expense (benefit) reflected in discontinued operations was $22 million, $34 million and $(52) million in 2014, 2013 and 2012, respectively.
Income tax expense (benefit) does not reflect the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit plans. Refer to Note 14 for additional information on stockholders’ equity and accumulated other comprehensive income (loss).
The income tax effects resulting from stock transactions under the Company’s compensation plans were an increase to stockholders’ equity of $6 million in 2014, zero in 2013 and a decrease of $6 million in 2012. The income tax effects of these transactions reduced the Company’s deferred tax asset by zero, $5 million and $6 million in 2014, 2013 and 2012, respectively.
Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2014	2013	2012
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$560	$555	$582
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	53	5	77
Affordable housing credits and other credits	(111)	(108)	(108)
Tax-exempt income from obligations of states and political subdivisions	(36)	(32)	(29)
Bank-owned life insurance	(33)	(33)	(32)
Lease financing	25	38	24
Regulatory charge (recovery), net	1	20	—
Federal audit settlement	—	—	(61)
Other, net	(2)	7	29
Income tax expense	$457	$452	$482
Effective tax rate	28.6%	28.5%	29.0%
Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2014	2013
	(In millions)
Deferred tax assets:
Allowance for loan losses	$444	$539
Accrued expenses	193	191
Unrealized gains and losses included in stockholders’ equity	146	196
State net operating loss carryfowards, net of federal tax effect	134	176
Employee benefits and deferred compensation	126	109
Federal tax credit carryforwards	10	74
Other	62	96
Total deferred tax assets	1,115	1,381
Less: valuation allowance	(32)	(36)
Total deferred tax assets less valuation allowance	1,083	1,345
Deferred tax liabilities:
Lease financing	418	413
Goodwill and intangibles	171	188
Mortgage servicing rights	79	96
Fixed assets	23	15
Other	25	21
Total deferred tax liabilities	716	733
Net deferred tax asset	$367	$612
The following table provides details of the Company’s tax carryforwards at December 31, 2014, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
Alternate minimum tax credits-federal	None (2)	10	—	10	N/A
Net operating losses-states	2015-2019	59	(5)	54	1,283
Net operating losses-states	2020-2026	49	(17)	32	745
Net operating losses-states	2027-2034	26	(7)	19	485
Other credits-states	2015-2019	7	(3)	4	N/A

________
(1) N/A indicates that credits are not measured on a pre-tax basis.
(2) Alternative minimum tax credits can be carried forward indefinitely.
Of the $367 million net deferred tax asset, $119 million relates to net operating losses and tax carryforwards of which $90 million expires before 2027 (as detailed in the table above). The remaining $248 million of net deferred tax assets do not have a set expiration date at December 31, 2014.
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2014, positive evidence supporting the realization of the deferred tax assets includes generation of taxable income for the two prior tax years. In addition, the reversal of taxable temporary differences, excluding goodwill and including the accretion of taxable temporary differences related to leverage leases acquired in a previous business combination, will offset approximately $714 million of the gross deferred tax asset.
The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $32 million against such benefits at December 31, 2014 compared to $36 million at December 31, 2013. The valuation allowance decrease of $4 million was principally due to the Company’s determination that certain state net operating loss carryforwards are more likely than not to be realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2014	2013	2012
	(In millions)
Balance at beginning of year	$51	$55	$94
Additions based on tax positions related to the current year	3	2	24
Additions based on tax positions taken in a prior period	—	4	11
Reductions based on tax positions taken in a prior period	(1)	(10)	(63)
Settlements	(3)	—	(11)
Balance at end of year	$50	$51	$55
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
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $30 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.
As of December 31, 2014, 2013 and 2012, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $34 million, $34 million and $40 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
During 2014, 2013 and 2012, income tax expense (benefit) includes a total of $1 million, $2 million and zero, respectively, before the impact of any applicable federal and state deductions, for interest expense, interest income and penalties. As of December 31, 2014 and 2013, the Company recognized a liability of $5 million and $4 million respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31, 2014 and 2013.

	2014			2013
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,817	$6	$30	$4,241	$70	$29
Derivatives in cash flow hedging relationships:
Interest rate swaps	8,050	38	31	5,800	5	80
Total derivatives designated as hedging instruments	$10,867	$44	$61	$10,041	$75	$109
Derivatives not designated as hedging instruments:
Interest rate swaps	$45,860	$941	$972	$46,591	$1,078	$1,142
Interest rate options	3,016	10	2	2,865	9	4
Interest rate futures and forward commitments	17,978	3	8	13,357	9	2
Other contracts	4,149	217	211	2,535	48	44
Total derivatives not designated as hedging instruments	$71,003	$1,171	$1,193	$65,348	$1,144	$1,192
Total derivatives	$81,870	$1,215	$1,254	$75,389	$1,219	$1,301
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which includes long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions enters into interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate available for sale securities. These agreements involve the payment of fixed-rate amounts in exchange for floating-rate interest receipts. Regions also enters into forward sale commitments to hedge changes in the fair value of available for sale securities.
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
Regions recognized an unrealized after-tax gain of $32 million and $63 million in accumulated other comprehensive income (loss) at December 31, 2014 and 2013, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $50 million and $47 million during the years ended December 31, 2014 and 2013, respectively related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $113 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $39 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of December 31, 2014.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income for the years ended December 31:

	Gain or (Loss) Recognized in Income on Derivatives			Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	2014	2013	2012		2014	2013	2012
	(In millions)				(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$24	$57	$104	Interest expense	$19	$8	$12
Debt/CDs	(6)	(76)	(50)	Other non-interest expense	9	66	41
Securities available for sale	(16)	(6)	—	Interest income	—	—	—
Securities available for sale	(60)	33	—	Other non-interest expense	51	(33)	—
Total	$(58)	$8	$54		$79	$41	$53

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)			Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	2014	2013	2012		2014	2013	2012
	(In millions)				(In millions)
Cash Flow Hedges:
Interest rate swaps	$15	$(87)	$—	Interest income on loans	$131	$101	$82
Forward starting swaps	3	9	9	Interest expense on debt	(5)	(15)	(15)
Total	$18	$(78)	$9		$126	$86	$67
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2014 and 2013, Regions had $233 million and $267 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At December 31, 2014 and 2013, Regions had $621 million and $636 million, respectively, in total notional amount related to these forward sale commitments.

Regions has elected to account for residential mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statements of income effect of changes in the fair value of its residential mortgage servicing rights. As of December 31, 2014 and 2013, the total notional amount related to these contracts was $3.7 billion and $3.4 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2014	2013	2012
	(In millions)
Capital markets fee income and other (1):
Interest rate swaps	$12	$25	$29
Interest rate options	—	2	(1)
Interest rate futures and forward commitments	(1)	1	(1)
Other contracts	13	14	10
Total capital markets fee income and other	24	42	37
Mortgage income:
Interest rate swaps	35	(32)	28
Interest rate options	1	(18)	7
Interest rate futures and forward commitments	2	(3)	35
Total mortgage income	38	(53)	70
	$62	$(11)	$107
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at December 31, 2014 and 2013, totaled approximately $392 million and $453 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2015 and 2020. Credit derivatives whereby Regions has sold credit protection have maturities between 2016 and 2020. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2014 was approximately $55 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2014 and 2013 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings fall below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2014 and 2013, was $272 million and $364 million, respectively, for which Regions had posted collateral of $272 million and $409 million, respectively, in the normal course of business.

OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of December 31, 2014 and 2013.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	2014	2013	2014	2013
	(In millions)
Gross amounts subject to offsetting	$1,157	$1,165	$1,195	$1,257
Gross amounts not subject to offsetting	58	54	59	44
Gross amounts recognized	1,215	1,219	1,254	1,301
Gross amounts offset in the consolidated balance sheets(1)	815	774	1,054	1,233
Net amounts presented in the consolidated balance sheets	400	445	200	68
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	8	10	—	—
Cash collateral received/posted	—	—	29	24
Net amounts	$392	$435	$171	$44
_________
(1) At December 31, 2014, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $111 million and cash collateral posted of $354 million, respectively. At December 31, 2013, the gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $42 million and cash collateral posted of $501 million.
Gross amounts of derivatives not subject to offsetting are primarily comprised of derivatives cleared through central clearing houses and interest rate lock commitments to originate mortgage loans. During 2014, Regions obtained legal opinions which support that trades cleared through the Chicago Mercantile Exchange are governed under a master netting agreement and, as such, trades cleared with this Central Counterparty Clearing House (CCP) receive balance sheet netting treatment. Legal opinions have not been obtained for trades cleared through the London Clearing House, Ltd,. and, therefore, trades cleared with this CCP are not offset on Regions' consolidated balance sheets.
NOTE 21. FAIR VALUE MEASUREMENTS
See Note 1 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2014, 2013, or 2012. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of December 31:

	2014				2013
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$106	$—	$—	$106	$111	$—	$—	$111
Securities available for sale:
U.S. Treasury securities	$176	$—	$—	$176	$56	$—	$—	$56
Federal agency securities	—	235	—	235	—	89	—	89
Obligations of states and political subdivisions	—	2	—	2	—	5	—	5
Mortgage-backed securities (MBS):
Residential agency	—	16,038	—	16,038	—	15,677	—	15,677
Residential non-agency	—	—	8	8	—	—	9	9
Commercial agency	—	1,964	—	1,964	—	935	—	935
Commercial non-agency	—	1,494	—	1,494	—	1,211	—	1,211
Corporate and other debt securities	—	1,987	3	1,990	—	2,825	2	2,827
Equity securities(1)	146	—	—	146	137	—	—	137
Total securities available for sale	$322	$21,720	$11	$22,053	$193	$20,742	$11	$20,946
Mortgage loans held for sale	$—	$440	$—	$440	$—	$429	$—	$429
Residential mortgage servicing rights	$—	$—	$257	$257	$—	$—	$297	$297
Derivative assets:
Interest rate swaps	$—	$985	$—	$985	$—	$1,153	$—	$1,153
Interest rate options	—	2	8	10	—	4	5	9
Interest rate futures and forward commitments	—	3	—	3	—	9	—	9
Other contracts	—	217	—	217	—	48	—	48
Total derivative assets	$—	$1,207	$8	$1,215	$—	$1,214	$5	$1,219
Derivative liabilities:
Interest rate swaps	$—	$1,033	$—	$1,033	$—	$1,251	$—	$1,251
Interest rate options	—	2	—	2	—	4	—	4
Interest rate futures and forward commitments	—	8	—	8	—	2	—	2
Other contracts	—	211	—	211	—	44	—	44
Total derivative liabilities	$—	$1,254	$—	$1,254	$—	$1,301	$—	$1,301
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$33	$33	$—	$—	$596	$596
Foreclosed property and other real estate	—	41	8	49	—	49	18	67
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $488 million and $39 million at December 31, 2014 and $472 million and $67 million at December 31, 2013, respectively.

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
The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013 and 2012, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at December 31, 2014, 2013 and 2012 are not material.

	Year Ended December 31, 2014
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2014	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2014
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	(1)	—	—	$8
Corporate and other debt securities	2	—		—	4	—	—	(3)	—	—	3
Total securities available for sale	$11	—		—	4	—	—	(4)	—	—	$11
Residential mortgage servicing rights	$297	(80)	(1)	—	40	—	—	—	—	—	$257
Total interest rate options derivatives, net	$5	93	(1)	—	—	—	—	(90)	—	—	$8
_________
(1) Included in mortgage income.

	Year Ended December 31, 2013
	Opening Balance January 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(4)	—	—	$9
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(4)	—	—	$11
Residential mortgage servicing rights	$191	22	(1)	—	84	—	—	—	—	—	$297
Total interest rate options derivatives, net	$22	77	(1)	—	—	—	—	(94)	—	—	$5
_________
(1) Included in mortgage income.

	Year Ended December 31, 2012
	Opening Balance January 1, 2012	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Disposition of Morgan Keegan	Closing Balance December 31, 2012
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account assets: (1)
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	(124)	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	(104)	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	(13)	—
Total trading account assets (2)	$191	3	(3)	—	2,620	—	—	(2,573)	—	—	(241)	$—
Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	(16)	—	(2)	—	—	—	$—
Residential non-agency MBS	16	—		—	—	—	—	(3)	—	—	—	13
Commercial non-agency MBS	—	—		1	104	—	—	—	—	(105)	—	—
Corporate and other debt securities	—	—		—	—	—	—	—	3	(1)	—	2
Total securities available for sale	$36	—		(1)	104	(16)	—	(5)	3	(106)	—	$15
Residential mortgage servicing rights	$182	(51)	(4)	—	60	—	—	—	—	—	—	$191
Trading account liabilities:
Commercial agency MBS	$5	—		—	37	—	—	—	—	—	(42)	$—
Other securities	2	—		—	12	—	—	(4)	—	—	(10)	—
Total trading account liabilities (2)	$7	—		—	49	—	—	(4)	—	—	(52)	$—
Total interest rate options derivatives, net	$13	240	(4)	—	—	—	—	(231)	—	—	—	$22
_________
(1) Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(2) All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 for discussion of the sale of Morgan Keegan).
(3) Included in discontinued operations, on a net basis.
(4) Included in mortgage income.
The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2014	2013
	(In millions)
Loans held for sale	$(42)	$(248)
Foreclosed property and other real estate	(29)	(35)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2014, 2013 and 2012. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at December 31, 2014, 2013 and 2012 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	December 31, 2014
	Level 3 Estimated Fair Value at December 31, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$8	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (12.3%)
			Weighted-average prepayment speed (CPR; percentage)	6.3% - 15.0% (9.5%)
			Probability of default	1.4%
			Loss severity	37.4%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.9%
Residential mortgage servicing rights (1)	$257	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
Derivative assets:
Interest rate options	$8	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
			Pull-through	7.3% - 99.1% (87.8%)
Nonrecurring fair value measurements:
Loans held for sale	$33	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.3% - 90.9% (53.3%)
Foreclosed property and other real estate	$8	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	3.7% - 73.0% (29.6%)
_________
(1) See Note 7 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2013
	Level 3 Estimated Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (14.9%)
			Weighted-average prepayment speed (CPR; percentage)	8.6% - 13.1% (10.0%)
			Probability of default	1.3%
			Loss severity	38.4%
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.0% - 100.0% (99.6%)
			Comparability adjustments	0.96%
Residential mortgage servicing rights (1)	$297	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
Derivative assets:
Interest rate options	$5	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
			Pull-through	10.8% - 99.7% (82.1%)
Nonrecurring fair value measurements:
Loans held for sale	$61	Commercial loans held for sale utilize multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	1.0% - 99.0% (49.6%)
	$535	Residential first mortgage loans held for sale not carried at fair value on a recurring basis are valued based on estimated third-party valuations utilizing recent sales data for similar transactions	Estimated third-party valuations utilizing available sales data or similar transactions (discount to par)	17.0% - 26.0% (23.5%)
Foreclosed property and other real estate	$18	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	30.0% - 100.0% (42.3%)
_________
(1) See Note 7 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2012
	Level 3 Estimated Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$13	Discounted cash flow	Spread to LIBOR	5.4% - 69.9% (16.9%)
			Weighted-average prepayment speed (CPR; percentage)	7.6% - 30.3% (12.2%)
			Probability of default	0.2% - 1.2% (1.0%)
			Loss severity	39.3% - 100.0% (48.1%)
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.1% - 100.0% (99.6%)
			Comparability adjustments	1.0%
Residential mortgage servicing rights (1)	$191	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% - 25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% - 23.6% (7.5%)
Derivative assets:
Interest rate options	$22	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% - 25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% - 23.6% (7.5%)
			Pull-through	55.7% - 98.8% (76.9%)
Nonrecurring fair value measurements:
Loans held for sale	$51	Commercial loans held for sale utilize multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.0% - 94.0% (46.3%)
Foreclosed property and other real estate	$40	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	35.0% - 100.0% (36.2%)
_________
(1) See Note 7 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.
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
FAIR VALUE OPTION
Regions has elected the fair value option for FNMA and FHLMC eligible residential mortgage loans originated with the intent to sell. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2014			2013
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$440	$421	$19	$429	$424	$5

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income for the years presented. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	2014	2013
	(In millions)
Net gains (losses) resulting from changes in fair value	$15	$(42)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2014 are as follows:

	2014
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,004	$4,004	$4,004	$—	$—
Trading account securities	106	106	106	—	—
Securities held to maturity	2,175	2,209	1	2,208	—
Securities available for sale	22,580	22,580	322	22,247	11
Loans held for sale	541	541	—	440	101
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	74,482	70,114	—	—	70,114
Other interest-earning assets	67	67	—	67	—
Derivative assets	1,215	1,215	—	1,207	8
Financial liabilities:
Derivative liabilities	1,254	1,254	—	1,254	—
Deposits	94,200	94,186	—	94,186	—
Short-term borrowings	2,253	2,253	—	2,253	—
Long-term borrowings	3,462	3,871	—	3,504	367
Loan commitments and letters of credit	106	539	—	—	539
Indemnification obligation	206	198	—	—	198
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2014 was $4.4 billion or 5.9 percent.

(3)	Excluded from this table is the lease carrying amount of $1.7 billion at December 31, 2014.

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
NOTE 22. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. During the fourth quarter of 2014, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Previously, Regions’ three operating segments were Business Services, Consumer Services, and Wealth Management. Under the organizational realignment, Regions has created a Consumer Bank, which consists principally of the previous Consumer Services segment with businesses that serve retail and small business banking customers, and a Corporate Bank, which consists principally of the previous Business Services segment with businesses that serve middle-market and large commercial clients. Previously, small business banking was located within Business Services, but now resides in the Consumer Bank as its product set is more consistent with those offered in that segment. The Wealth Management segment remained unchanged during the reorganization. Segment results for all periods presented have been recast to reflect this organizational realignment.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented may be periodically revised.
The Corporate Bank segment represents the Company’s commercial banking functions including commercial and industrial, commercial real estate and investor real estate lending. This segment also includes equipment lease financing. Corporate Bank customers include corporate, middle market, and commercial real estate developers and investors. Corresponding deposit products related to these types of customers are also included in this segment.
The Consumer Bank segment represents the Company’s branch network, including consumer banking products and services related to residential first mortgages, home equity lines and loans, small business loans, indirect loans, consumer credit cards and other consumer loans, as well as the corresponding deposit relationships. These services are also provided through alternative channels such as the internet and telephone banking.
The Wealth Management segment offers individuals, businesses, governmental institutions and non-profit entities a wide range of solutions to help protect, grow and transfer wealth. Offerings include credit related products, trust and investment management, asset management, retirement and savings solutions, estate planning and personal and commercial insurance products.
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

•
Income tax expense (benefit) is calculated for the Corporate Bank, Consumer Bank and Wealth Management based on a consistent federal and state statutory rate. Discontinued Operations reflects the actual income tax expense (benefit) of its results. Any difference between the Company’s consolidated income tax expense (benefit) and the segments’ calculated amounts is reflected in Other.

•
Management reporting allocations of certain expenses are made in order to analyze the financial performance of the segments. These allocations consist of operational and overhead cost pools and are intended to represent the total costs to support a segment.

The following tables present financial information for each reportable segment for the year ended December 31:

	2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,165	$2,459	$172	$(517)	$3,279	$—	$3,279
Provision (credit) for loan losses	18	285	4	(238)	69	—	69
Non-interest income	326	1,109	367	19	1,821	19	1,840
Non-interest expense	549	2,292	436	155	3,432	(2)	3,430
Income (loss) before income taxes	924	991	99	(415)	1,599	21	1,620
Income tax expense (benefit)	351	376	37	(307)	457	8	465
Net income (loss)	$573	$615	$62	$(108)	$1,142	$13	$1,155
Average assets	$43,688	$38,378	$2,944	$33,458	$118,468	$—	$118,468

	2013
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,168	$2,536	$180	$(622)	$3,262	$—	$3,262
Provision (credit) for loan losses	108	587	21	(578)	138	—	138
Non-interest income	370	1,232	378	39	2,019	—	2,019
Non-interest expense	485	2,428	444	199	3,556	24	3,580
Income (loss) before income taxes	945	753	93	(204)	1,587	(24)	1,563
Income tax expense (benefit)	359	286	36	(229)	452	(11)	441
Net income (loss)	$586	$467	$57	$25	$1,135	$(13)	$1,122
Average assets	$39,492	$39,509	$3,024	$35,780	$117,805	$—	$117,805

	2012
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,224	$2,631	$193	$(748)	$3,300	$7	$3,307
Provision (credit) for loan losses	273	738	29	(827)	213	—	213
Non-interest income	316	1,380	338	66	2,100	264	2,364
Non-interest expense	411	2,505	424	186	3,526	370	3,896
Income (loss) before income taxes	856	768	78	(41)	1,661	(99)	1,562
Income tax expense (benefit)	325	292	30	(165)	482	(40)	442
Net income (loss)	$531	$476	$48	$124	$1,179	$(59)	$1,120
Average assets	$37,192	$41,302	$3,394	$40,294	$122,182	$713	$122,895
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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2014	2013
	(In millions)
Unused commitments to extend credit	$43,724	$41,885
Standby letters of credit	1,697	1,629
Commercial letters of credit	71	36
Liabilities associated with standby letters of credit	40	37
Assets associated with standby letters of credit	40	38
Reserve for unfunded credit commitments	65	78
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
LEASE COMMITMENTS
Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2014, 2013 and 2012 was $171 million, $165 million and $170 million, respectively.
The approximate future minimum rental commitments as of December 31, 2014, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2015	$108	$36	$144
2016	102	22	124
2017	91	8	99
2018	82	2	84
2019	75	—	75
Thereafter	319	—	319
	$777	$68	$845
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $206 million and an estimated fair value of approximately $198 million as of December 31, 2014 (see Note 21).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses, in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $160 million as of December 31, 2014, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
Beginning in December 2007, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These cases have been consolidated into class-actions and stockholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. The U.S. District Court for the Western District of Tennessee has granted final approval of a settlement in the closed-end Funds class-action and shareholder derivative case as well as final approval of a settlement in a consolidated class action under the Employment Retirement Income Security Act. Approvals for settlements in the open-end Funds class action and shareholder derivative case and for investors represented by the Trustee Ad Litem are also being sought. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
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
The SEC and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for November 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The parties agreed to settlement terms in January 2015 and are awaiting approval of the settlement by the Court. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which are pending in various stages. These matters are subject to the indemnification agreement with Raymond James.
In October 2010, a class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama (the “District Court”) against Regions and certain former officers of Regions ("the 2010 Claim"). The 2010 Claim alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the Securities and Exchange Commission ("SEC"). The plaintiffs have requested equitable relief and unspecified monetary damages. In June 2011, the District Court denied Regions’ motion to dismiss the 2010 Claim. In June 2012, District Court granted class certification. In September 2014, the Eleventh Circuit Court of Appeals vacated certification in part and remanded the 2010 Claim to District Court for further consideration of the class certification issue. Following recertification in the District Court, Regions filed a petition for permissive appeal in the Eleventh Circuit Court of Appeals concerning the class certification which was denied in January 2015. Regions is seeking appellate review.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 3). As of December 31, 2014, the carrying value of the indemnification obligation was approximately $206 million.
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

NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2014	2013
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,875	$1,222
Loans to subsidiaries	11	11
Securities available for sale	19	20
Premises and equipment, net	22	22
Investments in subsidiaries:
Banks	16,563	16,356
Non-banks	278	265
	16,841	16,621
Other assets	423	340
Total assets	$19,191	$18,236
Liabilities and Stockholders’ Equity
Long-term borrowings	$1,799	$2,161
Other liabilities	403	307
Total liabilities	2,202	2,468
Stockholders’ equity:
Preferred stock	884	450
Common stock	14	14
Additional paid-in capital	18,767	19,216
Retained earnings (deficit)	(1,061)	(2,216)
Treasury stock, at cost	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(238)	(319)
Total stockholders’ equity	16,989	15,768
Total liabilities and stockholders’ equity	$19,191	$18,236

Statements of Income

	Year Ended December 31
	2014	2013	2012
	(In millions)
Income:
Dividends received from subsidiaries	$1,185	$1,520	$950
Service fees from subsidiaries	2	160	141
Interest from subsidiaries	5	3	4
Other	—	1	2
	1,192	1,684	1,097
Expenses:
Salaries and employee benefits	52	180	154
Interest	85	104	165
Net occupancy expense	—	10	10
Furniture and equipment expense	—	2	3
Professional, legal and regulatory expenses	93	21	17
Other	78	143	85
	308	460	434
Income before income taxes and equity in undistributed earnings (loss) of subsidiaries	884	1,224	663
Income tax benefit	(123)	(117)	(122)
Income from continuing operations	1,007	1,341	785
Discontinued operations:
Income (loss) from discontinued operations before income taxes	21	(24)	(114)
Income tax expense (benefit)	8	(11)	(38)
Income (loss) from discontinued operations, net of tax	13	(13)	(76)
Income before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	1,020	1,328	709
Equity in undistributed earnings (loss) of subsidiaries:
Banks	122	(221)	387
Non-banks	13	15	24
	135	(206)	411
Net income	1,155	1,122	1,120
Preferred stock dividends and accretion	(52)	(32)	(129)
Net income available to common shareholders	$1,103	$1,090	$991

Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(In millions)
Operating activities:
Net income	$1,155	$1,122	$1,120
Adjustments to reconcile net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(135)	206	(411)
Depreciation, amortization and accretion, net	2	1	5
Loss on early extinguishment of debt	—	32	11
Gain on disposition of business	—	—	(19)
Net change in operating assets and liabilities:
Trading account securities	—	—	20
Other assets	(83)	122	(90)
Other liabilities	96	(152)	242
Other	34	(21)	138
Net cash from operating activities	1,069	1,310	1,016
Investing activities:
Investment in subsidiaries	(4)	(6)	2
Principal (advances) payments on loans to subsidiaries	—	(10)	—
Proceeds from sales and maturities of securities available for sale	6	4	15
Purchases of securities available for sale	(5)	(5)	(14)
Proceeds from disposition of business, net of cash transferred	—	—	855
Net cash from investing activities	(3)	(17)	858
Financing activities:
Net change in short-term borrowings	—	(70)	70
Proceeds from long-term borrowings	—	750	—
Payments on long-term borrowings	(350)	(1,100)	(1,299)
Cash dividends on common stock	(247)	(138)	(54)
Cash dividends on preferred stock	(52)	(32)	(48)
Net proceeds from issuance of preferred stock	486	—	486
Net proceeds from issuance of common stock	—	—	875
Repurchase of common stock	(256)	(340)	—
Repurchase of Series A preferred stock and warrant issued to the U.S. Treasury	—	—	(3,545)
Other	6	2	1
Net cash from financing activities	(413)	(928)	(3,514)
Net change in cash and cash equivalents	653	365	(1,640)
Cash and cash equivalents at beginning of year	1,222	857	2,497
Cash and cash equivalents at end of year	$1,875	$1,222	$857

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2014, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2015 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS—Who Are This Year's Nominees?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information on Regions’ executive officers is included below.
Information regarding Regions’ Audit Committee included under the caption “CORPORATE GOVERNANCE—Committee Composition—Audit Committee” of the Proxy Statement is incorporated herein by reference.
Information regarding timeliness of filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “OWNERSHIP OF REGIONS COMMON STOCK—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Policies Relating to Transactions with Related Persons and Code of Conduct — Code of Ethics for Senior Financial Officers” is incorporated herein by reference.
Information regarding changes in the procedures by which stockholders may recommend director nominees included in the Proxy Statement under the caption "ELECTION OF DIRECTORS-What Criteria Were Considered By the NCG Committee In Selecting the Nominees?" is incorporated herein by reference.
Information included in the Proxy Statement under the caption "CORPORATE GOVERNANCE—Family Relationships" is incorporated herein by reference.
Executive officers of the registrant as of December 31, 2014, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	57	Chairman, President and Chief Executive Officer of registrant and Regions Bank. Director of registrant and Regions Bank. Previously President and Chief Executive Officer; President and Chief Operating Officer; and Vice Chairman and Head of General Banking Group.	1993
David J. Turner, Jr.	51	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank. Previously Director of Internal Audit Division.	2010
Fournier J. “Boots” Gale, III	70	Senior Executive Vice President, General Counsel and Corporate Secretary of registrant and Regions Bank. Previously a founding partner of Maynard Cooper & Gale PC in Birmingham, Alabama.	2011
C. Matthew Lusco	57	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
John B. Owen	53	Senior Executive Vice President and Head of the Regional Banking Group of registrant and Regions Bank. Previously served as Head of Business Groups of registrant and Regions Bank. Director and Chairman, Regions Insurance Group, Inc. Previously Head of Consumer Services Group; and Head of Operations and Technology Group. Prior to joining Regions, served as Chief Executive Officer for Assurant Specialty Property.	2009
Brett D. Couch	51	Senior Executive Vice President and East Region President of Regions Bank. Director, Regions Investment Services, Inc. Previously Florida Region President; Mississippi President; and West Florida Area Executive.	2010
Barb Godin	61	Senior Executive Vice President and Chief Credit Officer of registrant and Regions Bank. Previously served in senior management roles in credit and risk management.	2010

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
C. Keith Herron	50	Senior Executive Vice President and Head of Strategic Planning and Execution of registrant and Regions Bank. Director, Regions Investment Services, Inc. Previously Midsouth Region President; Middle Tennessee Area Executive; East Tennessee Area Executive; North Alabama Area Executive; and Head of Credit Review.	2010
William E. Horton	63	Senior Executive Vice President and South Region President, Regions Bank. Previously served in senior management roles in both Consumer and Business Services.	2014
Ellen S. Jones	56	Senior Executive Vice President and Chief Financial Officer for Business Operations and Support of registrant and Regions Bank. Director, Regions Insurance Group, Inc., Manager, RFC Financial Services Holding LLC and Regions Securities LLC. Prior to joining Regions, held senior finance leadership positions at Bank of America.	2010
David R. Keenan	47	Senior Executive Vice President and Director of Human Resources of registrant and Regions Bank. Previously served in senior management roles in Human Resources.	2010
Scott M. Peters	53	Senior Executive Vice President and Head of Consumer Services Group of registrant and Regions Bank. Previously Chief Marketing Officer.	2010
William D. Ritter	44	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director, Regions Insurance Group, Inc. Previously Central Region President; and North Central Alabama Area Executive.	2010
Cynthia M. Rogers	58	Senior Executive Vice President and Head of Operations and Technology Group of registrant and Regions Bank. Director, Regions Insurance Group, Inc. Previously Head of Bank Operations.	2010
Ronald G. Smith	54	Senior Executive Vice President and Mid-America Region President of Regions Bank. Director, Regions Insurance Group, Inc. Previously Southwest Region President; and Mississippi/North Louisiana Area President.	2010
John M. Turner, Jr.	53	Senior Executive Vice President and Head of the Corporate Banking Group of registrant and Regions Bank. Previously South Region President, Regions Bank and Central Region President, Regions Bank. Manager, RFC Financial Services Holding LLC and Regions Securities LLC. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.

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
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	9,412,113		$12.96	41,909,410	(b)
Equity Compensation Plans Not Approved by Stockholders	15,904,563	(c)	$29.05	—
Total	25,316,676		$23.07	41,909,410

(a)	Does not include outstanding restricted stock awards.

(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2010 Long Term Incentive Plan. In 2010, all prior long-term incentive plans were closed to new grants.

(c)
Consists of outstanding stock options issued under plans assumed in connection with the Regions-AmSouth merger, which were previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 16 “Share Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2014. Does not include 91,388 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

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

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2014 and 2013;
Consolidated Statements of Income—Years ended December 31, 2014, 2013 and 2012;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2014, 2013 and 2012;
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2014, 2013 and 2012; and
Consolidated Statements of Cash Flows—Years ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registration on April 28, 2014.

3.4	Bylaws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on February 12, 2015.

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

4.5
Deposit Agreement, dated as of April 29, 2014, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare, Inc. and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by registrant on April 29, 2014.

SEC Assigned Exhibit Number	Description of Exhibits

4.6	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by registrant on April 29, 2014.

4.7	Form of certificate representing the Series B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Form 8-A filed by registrant on April 28, 2014.

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

10.4*
Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.5*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.6*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.7*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.8*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.9*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.10*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

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

10.13*
Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits

10.14*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006, File No. 000-50831.

10.15*
Amendment to Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008, File No. 000-50831.

10.16*
Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007, File No. 000-50831.

10.17*
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

10.19*
AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

10.20*
Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006, File No. 1-7476.

10.21*
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

10.25*
Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.26*
Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits

10.27*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

10.28*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007, File No. 000-50831.

10.29*
Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.30*	Amendment Number 3 to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.31*
Form of Change-in-Control Agreement with executive officers O. B. Grayson Hall, Jr. and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007, File No. 000-50831.

10.32*	Form of Change-in-Control Agreement with executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.33*
Form of Change-in-Control Agreement with executive officers C. Matthew Lusco and John M. Turner, Jr., incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.34*
Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, William E. Horton, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.35*
Form of Change-in-Control Agreement with executive officers Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.36*
Form of Amendment to Change-in-Control Agreement with executive officers O. B. Grayson Hall, Jr., David J. Turner, Jr., John B. Owen, Brett D. Couch, Barbara Godin, C. Keith Herron, William E. Horton, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith, Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.37*	Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014) incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.38*	Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014.

10.39*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014) incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 21, 2014.

SEC Assigned Exhibit Number	Description of Exhibits
10.40*
Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.41*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009, File No. 000-50831.

10.42*
Amendment to Aircraft Time Sharing Agreement by and between Regions Financial Corporation and O.B. Grayson Hall, Jr., incorporated by reference to Exhibit 10.63 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.43*	Regions Financial Corporation Use of Corporate Aircraft Policy, incorporated by reference to Exhibit 10.64 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.44*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated August 2014, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.45*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

10.46*
Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.47*
Regions Financial Corporation Executive Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed by registrant on March 26, 2013 and approved by the stockholders at the annual meeting held May 16, 2013.

10.48
Deferred Prosecution Agreement dated June 19, 2014, between Regions Financial Corporation and the Securities and Exchange Commission, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on June 25, 2014.

10.49
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

______
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

DATE:	February 17, 2015		Regions Financial Corporation

		By:	/S/ O. B. Grayson Hall, Jr.
O. B. Grayson Hall, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR.	Chairman, President and Chief Executive Officer, and Director (principal executive officer)	February 17, 2015
O. B. Grayson Hall, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 17, 2015
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 17, 2015
Hardie B. Kimbrough, Jr.

*	Director	February 17, 2015
George W. Bryan

*	Director	February 17, 2015
Carolyn H. Byrd

*	Director	February 17, 2015
David J. Cooper, Sr.

*	Director	February 17, 2015
Don DeFosset

*	Director	February 17, 2015
Eric C. Fast

*	Director	February 17, 2015
John D. Johns

Signature	Title	Date

*	Director	February 17, 2015
James R. Malone

*	Director	February 17, 2015
Ruth Ann Marshall

*	Director	February 17, 2015
Susan W. Matlock

*	Director	February 17, 2015
John E. Maupin, Jr.

*	Director	February 17, 2015
Charles D. McCrary

*	Director	February 17, 2015
John R. Roberts

*	Director	February 17, 2015
Lee J. Styslinger III

* Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact