Form 10-K/A
period 2014-12-31
REGIONS FINANCIAL CORP
filed 2015-02-19
CIK 1281761

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

EXPLANATORY NOTE
Regions Financial Corporation is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 17, 2015 (the “Original Filing”) solely to correct a typographical error on the Form 10-K Signatures page. The error was the result of the Registrant including the name of a former board member, John R. Roberts. Mr. Roberts retired from the Board of Directors during 2014. Exhibit 99.1 reflects the revised Signatures page with the typographical error corrected.
This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. No other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing.

In addition, we have filed the following exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 Copy of original Annual Report on Form 10-K for the year ended December 31, 2014 Signatures page with typographical error corrected.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE:	February 19, 2015		Regions Financial Corporation

		By:	/S/ HARDIE B. KIMBROUGH, JR.
Executive Vice President and Controller (principal accounting officer)