Form 10-Q
period 2015-03-31
REGIONS FINANCIAL CORP
filed 2015-05-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,340,355,251 shares of common stock, par value $.01, outstanding as of May 1, 2015.

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
See also the reports filed with the Securities and Exchange Commission, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(In millions, except share data)
Assets
Cash and due from banks	$1,737	$1,601
Interest-bearing deposits in other banks	4,224	2,303
Federal funds sold and securities purchased under agreements to resell	65	100
Trading account securities	107	106
Securities held to maturity (estimated fair value of $2,186 and $2,209, respectively)	2,129	2,175
Securities available for sale	22,879	22,580
Loans held for sale (includes $396 and $440 measured at fair value, respectively)	491	541
Loans, net of unearned income	78,243	77,307
Allowance for loan losses	(1,098)	(1,103)
Net loans	77,145	76,204
Other interest-earning assets	83	89
Premises and equipment, net	2,174	2,193
Interest receivable	313	310
Goodwill	4,816	4,816
Residential mortgage servicing rights at fair value	239	257
Other identifiable intangible assets	272	275
Other assets	5,773	6,013
Total assets	$122,447	$119,563
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$33,553	$31,747
Interest-bearing	63,924	62,453
Total deposits	97,477	94,200
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,085	1,753
Other short-term borrowings	—	500
Total short-term borrowings	2,085	2,253
Long-term borrowings	3,208	3,462
Total borrowed funds	5,293	5,715
Other liabilities	2,626	2,775
Total liabilities	105,396	102,690
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	868	884
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,383,848,685 and 1,395,204,638 shares, respectively	14	14
Additional paid-in capital	18,604	18,767
Retained earnings (deficit)	(943)	(1,177)
Treasury stock, at cost—41,262,662 and 41,262,645 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(115)	(238)
Total stockholders’ equity	17,051	16,873
Total liabilities and stockholders’ equity	$122,447	$119,563

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2015	2014
	(In millions, except per share data)
Interest income on:
Loans, including fees	$725	$732
Securities - taxable	153	154
Loans held for sale	3	8
Trading account securities	3	2
Other interest-earning assets	2	2
Total interest income	886	898
Interest expense on:
Deposits	28	27
Long-term borrowings	43	55
Total interest expense	71	82
Net interest income	815	816
Provision for loan losses	49	2
Net interest income after provision for loan losses	766	814
Non-interest income:
Service charges on deposit accounts	161	173
Card and ATM fees	85	79
Mortgage income	40	40
Securities gains (losses), net	5	2
Other	179	163
Total non-interest income	470	457
Non-interest expense:
Salaries and employee benefits	458	455
Net occupancy expense	91	93
Furniture and equipment expense	71	70
Other	285	199
Total non-interest expense	905	817
Income from continuing operations before income taxes	331	454
Income tax expense	95	151
Income from continuing operations	236	303
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(4)	19
Income tax expense (benefit)	(2)	7
Income (loss) from discontinued operations, net of tax	(2)	12
Net income	$234	$315
Net income from continuing operations available to common shareholders	$220	$295
Net income available to common shareholders	$218	$307
Weighted-average number of shares outstanding:
Basic	1,346	1,378
Diluted	1,358	1,390
Earnings per common share from continuing operations:
Basic	$0.16	$0.21
Diluted	0.16	0.21
Earnings per common share:
Basic	$0.16	$0.22
Diluted	0.16	0.22
Cash dividends declared per common share	0.05	0.03

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2015	2014
	(In millions)
Net income	$234	$315
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $49 and $49 tax effect, respectively)	80	79
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and $1 tax effect, respectively)	3	1
Net change in unrealized gains (losses) on securities available for sale, net of tax	77	78
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $35 and $14 tax effect, respectively)	58	23
Less: reclassification adjustments for gains (losses) realized in net income (net of $12 and $11 tax effect, respectively)	21	17
Net change in unrealized gains (losses) on derivative instruments, net of tax	37	6
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	—
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($4) and $(2) tax effect, respectively)	(8)	(4)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	4
Other comprehensive income (loss), net of tax	123	90
Comprehensive income	$357	$405
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2014	1	$450	1,378	$14	$19,216	$(2,324)	$(1,377)	$(319)	$15,660
Net income	—	—	—	—	—	315	—	—	315
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	78	78
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	6	6
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	4	4
Cash dividends declared—$0.03 per share	—	—	—	—	(41)	—	—	—	(41)
Preferred stock dividends	—	(8)	—	—	—	—	—	—	(8)
Common stock transactions:
Impact of share repurchase	—	—	(1)	—	(8)	—	—	—	(8)
Impact of stock transactions under compensation plans, net	—	—	1	—	12	—	—	—	12
BALANCE AT MARCH 31, 2014	1	$442	1,378	$14	$19,179	$(2,009)	$(1,377)	$(229)	$16,020

BALANCE AT JANUARY 1, 2015	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	234	—	—	234
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	77	77
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	37	37
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	7	7
Cash dividends declared—$0.05 per share	—	—	—	—	(67)	—	—	—	(67)
Preferred stock dividends	—	(16)	—	—	—	—	—	—	(16)
Common stock transactions:
Impact of share repurchase	—	—	(11)	—	(102)	—	—	—	(102)
Impact of stock transactions under compensation plans, net	—	—	—	—	6	—	—	—	6
BALANCE AT MARCH 31, 2015	1	$868	1,343	$14	$18,604	$(943)	$(1,377)	$(115)	$17,051

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2015	2014
	(In millions)
Operating activities:
Net income	$234	$315
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	49	2
Depreciation, amortization and accretion, net	123	122
Securities (gains) losses, net	(5)	(2)
Deferred income tax expense	38	115
Originations and purchases of loans held for sale	(565)	(511)
Proceeds from sales of loans held for sale	634	640
Gain on TDRs held for sale, net	—	(35)
(Gain) loss on sale of loans, net	(23)	(7)
(Gain) loss on early extinguishment of debt	43	—
Net change in operating assets and liabilities:
Trading account securities	(1)	(6)
Other interest-earning assets	6	—
Interest receivable and other assets	(112)	(249)
Other liabilities	(121)	36
Other	(6)	1
Net cash from operating activities	294	421
Investing activities:
Proceeds from maturities of securities held to maturity	46	36
Proceeds from sales of securities available for sale	516	185
Proceeds from maturities of securities available for sale	863	711
Purchases of securities available for sale	(1,232)	(846)
Proceeds from sales of loans	37	580
Purchases of loans	(256)	(246)
Net change in loans	(827)	(963)
Net purchases of premises and equipment and other assets	(51)	(37)
Net cash from investing activities	(904)	(580)
Financing activities:
Net change in deposits	3,277	940
Net change in short-term borrowings	(168)	(201)
Payments on long-term borrowings	(293)	(602)
Cash dividends on common stock	(67)	(41)
Cash dividends on preferred stock	(16)	(8)
Repurchase of common stock	(102)	(8)
Other	1	2
Net cash from financing activities	2,632	82
Net change in cash and cash equivalents	2,022	(77)
Cash and cash equivalents at beginning of year	4,004	5,273
Cash and cash equivalents at end of period	$6,026	$5,196

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2015 and 2014
NOTE 1. BASIS OF PRESENTATION
Regions Financial Corporation (“Regions” or the "Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Company is subject to competition from other financial institutions, is subject to the regulations of certain government agencies and undergoes periodic examinations by certain of those regulatory authorities.
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2014. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates. The transaction closed on April 2, 2012. See Note 2 and Note 14 for further details. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. This presentation is consistent with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. For investments that have met the criteria specified in the guidance, Regions has elected to use the proportional amortization method. Under this method, the initial investment is amortized in proportion to the actual tax credits and other tax benefits to be received in the current period as compared to the total tax credits and other tax benefits expected to be received over the life of the investment. The amortization and tax benefits will be included as a component of income tax expense. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. The cumulative effect of the retrospective application was a $116 million decrease to retained earnings (deficit), a $22 million increase to other interest-earning assets and a $138 million decrease to other assets. The Company's total investments in qualified affordable housing projects were $861 million and $818 million at March 31, 2015 and December 31, 2014, respectively. These investments are reflected in other assets on Regions' consolidated balance sheets. The Company recognized $25 million and $22 million of amortization expense and $29 million and $26 million of tax credits related to these investments during the first quarter of 2015 and 2014, respectively. The Company also recognized $6 million of other tax benefits related to these investments for both the first quarter of 2015 and 2014.
Certain other prior period amounts have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets or total stockholders’ equity as previously reported.
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

The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended March 31
	2015	2014
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses	$4	$(19)
Total non-interest expense	4	(19)
Income (loss) from discontinued operations before income taxes	(4)	19
Income tax expense (benefit)	(2)	7
Income (loss) from discontinued operations, net of tax	$(2)	$12
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01
NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	March 31, 2015
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(12)	338	10	—	348
Mortgage-backed securities:
Residential agency	1,655	—	(69)	1,586	49	—	1,635
Commercial agency	210	—	(6)	204	—	(2)	202
	$2,216	$—	$(87)	$2,129	$59	$(2)	$2,186

Securities available for sale:
U.S. Treasury securities	$178	$2	$—	$180			$180
Federal agency securities	230	4	—	234			234
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	15,838	329	(14)	16,153			16,153
Residential non-agency	7	—	—	7			7
Commercial agency	1,964	29	(3)	1,990			1,990
Commercial non-agency	1,535	23	(2)	1,556			1,556
Corporate and other debt securities	2,047	50	(23)	2,074			2,074
Equity securities	670	13	—	683			683
	$22,471	$450	$(42)	$22,879			$22,879

	December 31, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(12)	338	6	—	344
Mortgage-backed securities:
Residential agency	1,698	—	(71)	1,627	35	(1)	1,661
Commercial agency	216	—	(7)	209	—	(6)	203
	$2,265	$—	$(90)	$2,175	$41	$(7)	$2,209

Securities available for sale:
U.S. Treasury securities	$176	$—	$—	$176			$176
Federal agency securities	233	2	—	235			235
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	15,788	283	(33)	16,038			16,038
Residential non-agency	7	1	—	8			8
Commercial agency	1,959	14	(9)	1,964			1,964
Commercial non-agency	1,489	14	(9)	1,494			1,494
Corporate and other debt securities	1,980	36	(26)	1,990			1,990
Equity securities	662	12	(1)	673			673
	$22,296	$362	$(78)	$22,580			$22,580
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

	March 31, 2015	December 31, 2014
	(In millions)
Federal Reserve Bank	$488	$488
Federal Home Loan Bank	16	39
Securities with carrying values of $13.1 billion and $12.1 billion at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Of the $13.1 billion securities pledged at March 31, 2015, approximately $28 million represents encumbered U.S. Treasury securities.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	1	1
Due after five years through ten years	350	348
Mortgage-backed securities:
Residential agency	1,655	1,635
Commercial agency	210	202
	$2,216	$2,186
Securities available for sale:
Due in one year or less	$105	$105
Due after one year through five years	975	998
Due after five years through ten years	1,042	1,051
Due after ten years	335	336
Mortgage-backed securities:
Residential agency	15,838	16,153
Residential non-agency	7	7
Commercial agency	1,964	1,990
Commercial non-agency	1,535	1,556
Equity securities	670	683
	$22,471	$22,879
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at March 31, 2015 and December 31, 2014. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$149	$(1)	$199	$(1)	$348	$(2)
Mortgage-backed securities:
Residential agency	289	(1)	1,267	(19)	1,556	(20)
Commercial agency	—	—	202	(8)	202	(8)
	$438	$(2)	$1,668	$(28)	$2,106	$(30)

Securities available for sale:
U.S. Treasury securities	$11	$—	$—	$—	$11	$—
Federal agency securities	—	—	6	—	6	—
Mortgage-backed securities:
Residential agency	1,318	(5)	978	(9)	2,296	(14)
Commercial agency	415	(2)	247	(1)	662	(3)
Commercial non-agency	62	(1)	240	(1)	302	(2)
All other securities	323	(8)	267	(15)	590	(23)
	$2,129	$(16)	$1,738	$(26)	$3,867	$(42)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$—	$—	$344	$(6)	$344	$(6)
Mortgage-backed securities:
Residential agency	—	—	1,659	(37)	1,659	(37)
Commercial agency	—	—	203	(13)	203	(13)
	$—	$—	$2,206	$(56)	$2,206	$(56)

Securities available for sale:
U.S. Treasury securities	$74	$—	$3	$—	$77	$—
Federal agency securities	—	—	3	—	3	—
Mortgage-backed securities:
Residential agency	1,178	(5)	2,587	(28)	3,765	(33)
Commercial agency	464	(4)	316	(5)	780	(9)
Commercial non-agency	242	(1)	500	(8)	742	(9)
All other securities	400	(7)	455	(20)	855	(27)
	$2,358	$(17)	$3,864	$(61)	$6,222	$(78)
The number of individual securities in an unrealized loss position in the tables above decreased from 827 at December 31, 2014 to 511 at March 31, 2015. The decrease in the number of securities and the total amount of unrealized losses from year-end 2014 was primarily due to changes in interest rates. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31
	2015	2014
	(In millions)
Gross realized gains	$5	$3
Gross realized losses	—	(1)
Securities gains, net	$5	$2

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2015	December 31, 2014
	(In millions, net of unearned income)
Commercial and industrial	$33,681	$32,732
Commercial real estate mortgage—owner-occupied	8,043	8,263
Commercial real estate construction—owner-occupied	437	407
Total commercial	42,161	41,402
Commercial investor real estate mortgage	4,499	4,680
Commercial investor real estate construction	2,422	2,133
Total investor real estate	6,921	6,813
Residential first mortgage	12,418	12,315
Home equity	10,854	10,932
Indirect	3,701	3,642
Consumer credit card	966	1,009
Other consumer	1,222	1,194
Total consumer	29,161	29,092
	$78,243	$77,307
During the three months ended March 31, 2015 and 2014, Regions purchased approximately $256 million and $246 million, respectively, in indirect loans from a third party.
At March 31, 2015, $13.3 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At March 31, 2015, an additional $30.0 billion of loans held by Regions were pledged to the Federal Reserve Bank.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2014, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2015 and 2014. The total allowance for loan losses and the related loan portfolio ending balances as of March 31, 2015 and 2014 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual loans and leases greater than or equal to $2.5 million and all troubled debt restructurings ("TDRs"). The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended March 31, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	59	(25)	15	49
Loan losses:
Charge-offs	(34)	(8)	(59)	(101)
Recoveries	17	8	22	47
Net loan losses	(17)	—	(37)	(54)
Allowance for loan losses, March 31, 2015	696	125	277	1,098
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	1	—	—	1
Reserve for unfunded credit commitments, March 31, 2015	58	8	—	66
Allowance for credit losses, March 31, 2015	$754	$133	$277	$1,164
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$178	$49	$73	$300
Collectively evaluated for impairment	518	76	204	798
Total allowance for loan losses	$696	$125	$277	$1,098
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$766	$320	$857	$1,943
Collectively evaluated for impairment	41,395	6,601	28,304	76,300
Total loans evaluated for impairment	$42,161	$6,921	$29,161	$78,243

	Three Months Ended March 31, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	5	(27)	24	2
Loan losses:
Charge-offs	(41)	(9)	(74)	(124)
Recoveries	17	8	17	42
Net loan losses	(24)	(1)	(57)	(82)
Allowance for loan losses, March 31, 2014	692	208	361	1,261
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	—	(1)	1	—
Reserve for unfunded credit commitments, March 31, 2014	63	11	4	78
Allowance for credit losses, March 31, 2014	$755	$219	$365	$1,339
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$223	$98	$90	$411
Collectively evaluated for impairment	469	110	271	850
Total allowance for loan losses	$692	$208	$361	$1,261
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,006	$676	$869	$2,551
Collectively evaluated for impairment	39,092	6,316	27,721	73,129
Total loans evaluated for impairment	$40,098	$6,992	$28,590	$75,680

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
Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Consumer credit card includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2015 and December 31, 2014. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

•
Substandard Accrual—includes obligations that exhibit a well-defined weakness that presently jeopardizes debt repayment, even though they are currently performing. These obligations are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

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

	March 31, 2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,185	$600	$598	$298	$33,681
Commercial real estate mortgage—owner-occupied	7,207	311	309	216	8,043
Commercial real estate construction—owner-occupied	405	15	14	3	437
Total commercial	$39,797	$926	$921	$517	$42,161
Commercial investor real estate mortgage	$4,096	$150	$168	$85	$4,499
Commercial investor real estate construction	2,365	21	36	—	2,422
Total investor real estate	$6,461	$171	$204	$85	$6,921

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,317	$101	$12,418
Home equity			10,757	97	10,854
Indirect			3,701	—	3,701
Consumer credit card			966	—	966
Other consumer			1,222	—	1,222
Total consumer			$28,963	$198	$29,161
					$78,243

	December 31, 2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$31,492	$626	$362	$252	$32,732
Commercial real estate mortgage—owner-occupied	7,425	315	285	238	8,263
Commercial real estate construction—owner-occupied	387	9	8	3	407
Total commercial	$39,304	$950	$655	$493	$41,402
Commercial investor real estate mortgage	$4,152	$234	$171	$123	$4,680
Commercial investor real estate construction	2,060	22	49	2	2,133
Total investor real estate	$6,212	$256	$220	$125	$6,813

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,206	$109	$12,315
Home equity			10,830	102	10,932
Indirect			3,642	—	3,642
Consumer credit card			1,009	—	1,009
Other consumer			1,194	—	1,194
Total consumer			$28,881	$211	$29,092
					$77,307

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$17	$10	$4	$31	$33,383	$298	$33,681
Commercial real estate mortgage—owner-occupied	24	6	7	37	7,827	216	8,043
Commercial real estate construction—owner-occupied	—	—	—	—	434	3	437
Total commercial	41	16	11	68	41,644	517	42,161
Commercial investor real estate mortgage	7	2	2	11	4,414	85	4,499
Commercial investor real estate construction	4	—	—	4	2,422	—	2,422
Total investor real estate	11	2	2	15	6,836	85	6,921
Residential first mortgage	84	43	225	352	12,317	101	12,418
Home equity	64	37	67	168	10,757	97	10,854
Indirect	34	7	6	47	3,701	—	3,701
Consumer credit card	6	5	12	23	966	—	966
Other consumer	9	3	4	16	1,222	—	1,222
Total consumer	197	95	314	606	28,963	198	29,161
	$249	$113	$327	$689	$77,443	$800	$78,243

	December 31, 2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$16	$7	$7	$30	$32,480	$252	$32,732
Commercial real estate mortgage—owner-occupied	21	13	5	39	8,025	238	8,263
Commercial real estate construction—owner-occupied	1	—	—	1	404	3	407
Total commercial	38	20	12	70	40,909	493	41,402
Commercial investor real estate mortgage	17	3	3	23	4,557	123	4,680
Commercial investor real estate construction	—	—	—	—	2,131	2	2,133
Total investor real estate	17	3	3	23	6,688	125	6,813
Residential first mortgage	99	64	247	410	12,206	109	12,315
Home equity	73	38	63	174	10,830	102	10,932
Indirect	43	10	7	60	3,642	—	3,642
Consumer credit card	8	5	12	25	1,009	—	1,009
Other consumer	13	4	3	20	1,194	—	1,194
Total consumer	236	121	332	689	28,881	211	29,092
	$291	$144	$347	$782	$76,478	$829	$77,307

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of March 31, 2015 and December 31, 2014. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$333	$36	$297	$39	$258	$77	33.9%
Commercial real estate mortgage—owner-occupied	239	23	216	39	177	63	36.0
Commercial real estate construction—owner-occupied	3	—	3	—	3	2	66.7
Total commercial	575	59	516	78	438	142	35.0
Commercial investor real estate mortgage	122	37	85	18	67	19	45.9
Commercial investor real estate construction	1	1	—	—	—	—	100.0
Total investor real estate	123	38	85	18	67	19	46.3
Residential first mortgage	73	24	49	—	49	6	41.1
Home equity	21	7	14	—	14	1	38.1
Total consumer	94	31	63	—	63	7	40.4
	$792	$128	$664	$96	$568	$168	37.4%

	Accruing Impaired Loans As of March 31, 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$104	$1	$103	$19	19.2%
Commercial real estate mortgage—owner-occupied	157	10	147	17	17.2
Commercial real estate construction—owner-occupied	1	1	—	—	100.0
Total commercial	262	12	250	36	18.3
Commercial investor real estate mortgage	211	8	203	24	15.2
Commercial investor real estate construction	32	—	32	6	18.8
Total investor real estate	243	8	235	30	15.6
Residential first mortgage	439	10	429	56	15.0
Home equity	353	6	347	10	4.5
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	15	—	15	—	—
Total consumer	810	16	794	66	10.1
	$1,315	$36	$1,279	$132	12.8%

	Total Impaired Loans As of March 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$437	$37	$400	$39	$361	$96	30.4%
Commercial real estate mortgage—owner-occupied	396	33	363	39	324	80	28.5
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	837	71	766	78	688	178	29.7
Commercial investor real estate mortgage	333	45	288	18	270	43	26.4
Commercial investor real estate construction	33	1	32	—	32	6	21.2
Total investor real estate	366	46	320	18	302	49	26.0
Residential first mortgage	512	34	478	—	478	62	18.8
Home equity	374	13	361	—	361	11	6.4
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	15	—	15	—	15	—	—
Total consumer	904	47	857	—	857	73	13.3
	$2,107	$164	$1,943	$96	$1,847	$300	22.0%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$286	$36	$250	$11	$239	$83	41.6%
Commercial real estate mortgage—owner-occupied	267	29	238	43	195	69	36.7
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	556	65	491	54	437	153	39.2
Commercial investor real estate mortgage	162	39	123	26	97	30	42.6
Commercial investor real estate construction	3	1	2	—	2	1	66.7
Total investor real estate	165	40	125	26	99	31	43.0
Residential first mortgage	79	26	53	—	53	7	41.8
Home equity	22	7	15	—	15	1	36.4
Total consumer	101	33	68	—	68	8	40.6
	$822	$138	$684	$80	$604	$192	40.1%

	Accruing Impaired Loans As of December 31, 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$102	$3	$99	$17	19.6%
Commercial real estate mortgage—owner-occupied	162	10	152	16	16.0
Total commercial	264	13	251	33	17.4
Commercial investor real estate mortgage	267	8	259	28	13.5
Commercial investor real estate construction	33	—	33	6	18.2
Total investor real estate	300	8	292	34	14.0
Residential first mortgage	426	11	415	57	16.0
Home equity	359	6	353	13	5.3
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	17	—	17	—	—
Total consumer	805	17	788	70	10.8
	$1,369	$38	$1,331	$137	12.8%

	Total Impaired Loans As of December 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$388	$39	$349	$11	$338	$100	35.8%
Commercial real estate mortgage—owner-occupied	429	39	390	43	347	85	28.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	820	78	742	54	688	186	32.2
Commercial investor real estate mortgage	429	47	382	26	356	58	24.5
Commercial investor real estate construction	36	1	35	—	35	7	22.2
Total investor real estate	465	48	417	26	391	65	24.3
Residential first mortgage	505	37	468	—	468	64	20.0
Home equity	381	13	368	—	368	14	7.1
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	17	—	17	—	17	—	—
Total consumer	906	50	856	—	856	78	14.1
	$2,191	$176	$2,015	$80	$1,935	$329	23.0%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three months ended March 31, 2015 and 2014. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended March 31
	2015		2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$359	$1	$467	$3
Commercial real estate mortgage—owner-occupied	379	3	511	4
Commercial real estate construction—owner-occupied	3	—	41	—
Total commercial	741	4	1,019	7
Commercial investor real estate mortgage	331	3	620	8
Commercial investor real estate construction	33	1	87	1
Total investor real estate	364	4	707	9
Residential first mortgage	476	4	457	4
Home equity	363	5	387	5
Indirect	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	15	—	24	—
Total consumer	857	9	871	9
Total impaired loans	$1,962	$17	$2,597	$25
In addition to the impaired loans detailed in the tables above, there were approximately $32 million in non-performing loans classified as held for sale at March 31, 2015, compared to $38 million at December 31, 2014. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the three months ended March 31, 2015 and 2014, approximately $12 million and $15 million, respectively, in non-performing loans were transferred to held for sale; these amounts are net of charge-offs of $7 million and $8 million, respectively, recorded upon transfer. At March 31, 2015 and December 31, 2014, non-accrual loans including loans held for sale totaled $832 million and $867 million, respectively.
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
Regions works to meet the individual needs of consumer borrowers to stem foreclosure through the Customer Assistance Program ("CAP"). Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship regardless of the borrower’s payment status. Consumer TDRs primarily involve an interest rate concession, however under the CAP, Regions may also offer a short-term deferral, a term extension, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term because they are concessionary in nature and because the customer documents a hardship in order to participate.
As noted above, the majority of Regions’ TDRs are the result of interest rate concession and not a forgiveness of principal. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level, as a result of the loans being considered impaired due to their TDR status. Regions most often does not record a charge-off at the modification date.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At March 31, 2015, approximately $58 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At March 31, 2015, approximately $8 million in home equity first lien TDRs were in excess of 180 days past due and approximately $5 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $107 million and $121 million for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	41	$57	$1
Commercial real estate mortgage—owner-occupied	42	25	1
Total commercial	83	82	2
Commercial investor real estate mortgage	29	24	1
Commercial investor real estate construction	1	1	—
Total investor real estate	30	25	1
Residential first mortgage	133	32	4
Home equity	125	6	—
Consumer credit card	32	—	—
Indirect and other consumer	87	1	—
Total consumer	377	39	4
	490	$146	$7

	Three Months Ended March 31, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	91	$94	$—
Commercial real estate mortgage—owner-occupied	85	70	1
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	177	165	1
Commercial investor real estate mortgage	98	107	—
Commercial investor real estate construction	15	7	—
Total investor real estate	113	114	—
Residential first mortgage	125	24	4
Home equity	154	10	—
Consumer credit card	32	—	—
Indirect and other consumer	51	1	—
Total consumer	362	35	4
	652	$314	$5

Defaulted TDRs
The following table presents by portfolio segment and class TDRs that defaulted during the three months ended March 31, 2015 and 2014, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended March 31
	2015	2014
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$1	$42
Commercial real estate mortgage—owner-occupied	1	3
Total commercial	2	45
Commercial investor real estate mortgage	1	2
Commercial investor real estate construction	—	1
Total investor real estate	1	3
Residential first mortgage	3	9
Home equity	—	1
Total consumer	3	10
	$6	$58
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At March 31, 2015, approximately $28 million of commercial and investor real estate loans modified in a TDR during the three months ended March 31, 2015 were on non-accrual status. Approximately 1.4 percent of this amount was 90 days past due.
At March 31, 2015, Regions had restructured binding unfunded commitments totaling $99 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential mortgage servicing rights under the fair value measurement method:

	Three Months Ended March 31
	2015	2014
	(In millions)
Carrying value, beginning of period	$257	$297
Additions	7	8
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(17)	(10)
Economic amortization associated with borrower repayments	(8)	(7)
Carrying value, end of period	$239	$288
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Prior to the fourth quarter of 2014, this line item reflected total loan payoffs only, while partial paydowns were included in the "Due to change in valuation inputs or assumptions" line item. The 2014 three months ended amount disclosed in the table has been reclassified to reflect the revised presentation.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential mortgage servicing rights (excluding related derivative instruments) are as follows:

	March 31
	2015	2014
	(Dollars in millions)
Unpaid principal balance	$26,903	$27,785
Weighted-average prepayment speed (CPR; percentage)	12.7%	9.3%
Estimated impact on fair value of a 10% increase	$(14)	$(12)
Estimated impact on fair value of a 20% increase	$(27)	$(23)
Option-adjusted spread (basis points)	1,006	880
Estimated impact on fair value of a 10% increase	$(9)	$(9)
Estimated impact on fair value of a 20% increase	$(18)	$(18)
Weighted-average coupon interest rate	4.4%	4.5%
Weighted-average remaining maturity (months)	279	279
Weighted-average servicing fee (basis points)	27.8	27.7
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2015	2014
	(In millions)
Servicing related fees and other ancillary income	$20	$21
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
Regions maintains a repurchase liability related to residential mortgage loans sold with representations and warranty provisions. This repurchase liability is reported in other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of income. The table below presents an analysis of Regions’ repurchase liability related to residential mortgage loans sold with representations and warranty provisions:

	Three Months Ended March 31
	2015	2014
	(In millions)
Beginning balance	$26	$39
Additions (reductions), net	1	3
Losses	(1)	(3)
Ending balance	$26	$39

COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS") lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial mortgage servicing rights accounted for under the amortization method and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a one-third loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 "Summary of Significant Accounting Policies" in the 2014 Annual Report on Form 10-K for additional information.
As of March 31, 2015, the DUS servicing portfolio remained at approximately $1.0 billion, the related commercial mortgage servicing rights were valued at approximately $11 million, and the loss share guarantee was valued at approximately $3 million.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Corporate Bank	$2,258	$2,258
Consumer Bank	2,095	2,095
Wealth Management	463	463
	$4,816	$4,816
Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed description of the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill.
During the first quarter of 2015, Regions assessed events and circumstances for all three reporting units as of March 31, 2015 and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
Results of the 2014 annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying values as of March 31, 2015. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2015 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						March 31, 2015	December 31, 2014
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$411	$419
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	457	465
					$1,000	$868	$884
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during the first quarters of 2015 and 2014. Series B Preferred Stock dividends were $8 million for the first quarter of 2015. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
COMMON STOCK
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 23, 2015, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend to be paid in July 2015. The Board also authorized a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. The Company began purchasing shares in April 2015, and as of May 5, 2015, Regions had repurchased approximately 7 million shares of common stock at a total cost of approximately $68 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
On April 24, 2014, Regions' Board of Directors authorized a $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. During the first quarter of 2015, Regions concluded the plan with the repurchase of approximately 11 million shares of common stock at a total cost of approximately $102 million. All common shares repurchased under this plan were immediately retired and therefore are not included in treasury stock.
The Board of Directors declared a $0.05 per share cash dividend on common stock for the first quarter of 2015, and a $0.03 per share cash dividend for the first quarter of 2014.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables:

	Three Months Ended March 31, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(55)	$175	$33	$(391)	$(238)
Net change	2	77	37	7	123
End of period	$(53)	$252	$70	$(384)	$(115)

	Three Months Ended March 31, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(64)	$(22)	$15	$(248)	$(319)
Net change	2	78	6	4	90
End of period	$(62)	$56	$21	$(244)	$(229)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(3)	Net interest income
	1	1	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$5	$2	Securities gains, net
	(2)	(1)	Tax (expense) or benefit
	$3	$1	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$33	$28	Net interest income
	(12)	(11)	Tax (expense) or benefit
	$21	$17	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$—	$—	(2)
Actuarial gains (losses)	(12)	(6)	(2)
	(12)	(6)	Total before tax
	4	2	Tax (expense) or benefit
	$(8)	$(4)	Net of tax

Total reclassifications for the period	$14	$12	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2015	2014
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$236	$303
Preferred stock dividends	(16)	(8)
Income from continuing operations available to common shareholders	220	295
Income (loss) from discontinued operations, net of tax	(2)	12
Net income available to common shareholders	$218	$307
Denominator:
Weighted-average common shares outstanding—basic	1,346	1,378
Potential common shares	12	12
Weighted-average common shares outstanding—diluted	1,358	1,390
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.16	$0.21
Diluted	0.16	0.21
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.00)	0.01
Diluted	(0.00)	0.01
Earnings per common share(1):
Basic	0.16	0.22
Diluted	0.16	0.22
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three months ended March 31, 2015 due to a net loss.
The effect from the assumed exercise of 28 million and 25 million stock options for the three months ended March 31, 2015 and 2014, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board of Directors, and are paid upon vesting of the award. Upon adoption of the 2010 LTIP, Regions closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 41 million at March 31, 2015.
On April 23, 2015, the shareholders of the Company approved the Regions Financial Corporation 2015 Long Term Incentive Plan ("2015 LTIP"), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board of Directors, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Three Months Ended March 31
	2015		2014
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	25,316,676	$23.07	32,127,235	$22.81
Granted	—	—	—	—
Exercised	(42,056)	7.00	(1,330,599)	4.29
Canceled/Forfeited	(4,867,902)	33.77	(4,070,485)	30.53
Outstanding at end of period	20,406,718	$20.98	26,726,151	$22.55
Exercisable at end of period	20,406,718	$20.98	26,293,952	$22.82
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
Regions periodically grants restricted stock awards that vest upon service conditions. Regions also periodically grants restricted stock awards and performance stock awards that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Three Months Ended March 31
	2015		2014
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	18,427,409	$8.07	16,212,198	$6.83
Granted	454,147	5.88	21,233	9.89
Vested	(591,101)	6.15	(494,932)	7.28
Forfeited	(152,044)	8.06	(59,149)	7.00
Non-vested at end of period	18,138,411	$8.13	15,679,350	$6.82
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

Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended March 31
	2015	2014	2015	2014	2015	2014
	(In millions)
Service cost	$10	$8	$1	$1	$11	$9
Interest cost	21	22	1	1	22	23
Expected return on plan assets	(36)	(34)	—	—	(36)	(34)
Amortization of actuarial loss	11	5	1	1	12	6
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$6	$1	$3	$3	$9	$4

Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Regions made a contribution of $150 million for the 2014 plan year during the first three months of 2015.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2015 or 2014.
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,410	$13	$47	$2,817	$6	$30
Derivatives in cash flow hedging relationships:
Interest rate swaps	8,950	84	6	8,050	38	31
Total derivatives designated as hedging instruments	$11,360	$97	$53	$10,867	$44	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$45,892	$948	$971	$45,860	$941	$972
Interest rate options	2,824	15	1	3,016	10	2
Interest rate futures and forward commitments	16,010	8	8	17,978	3	8
Other contracts	4,203	213	206	4,149	217	211
Total derivatives not designated as hedging instruments	$68,929	$1,184	$1,186	$71,003	$1,171	$1,193
Total derivatives	$80,289	$1,281	$1,239	$81,870	$1,215	$1,254
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.

HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding accounting policies for derivatives.
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
Regions recognized an unrealized after-tax gain of $25 million and $56 million in accumulated other comprehensive income (loss) at March 31, 2015 and 2014, respectively, related to terminated cash flow hedges of loan and debt instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $11 million during both of the three months ended March 31, 2015 and 2014 related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $111 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $35 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of March 31, 2015.

The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended March 31			Three Months Ended March 31
	2015	2014		2015	2014
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$4	$9	Interest expense	$4	$2
Debt/CDs	7	(8)	Other non-interest expense	(7)	9
Securities available for sale	(4)	(4)	Interest income	—	—
Securities available for sale	(20)	(18)	Other non-interest expense	19	14
Total	$(13)	$(21)		$16	$25

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended March 31			Three Months Ended March 31
	2015	2014		2015	2014
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$37	$4	Interest income on loans	$33	$31
Forward starting swaps	—	2	Interest expense on debt	—	(3)
Total	$37	$6		$33	$28
______
(1) After-tax
(2) Pre-tax
(3) All cash flow hedges were highly effective for all periods presented, and the change in fair value attributed to hedge ineffectiveness was not material.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company maintains a derivatives portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is primarily used to help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is evaluated by the Company and monitored by the asset/liability management process. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2015 and December 31, 2014, Regions had $363 million and $233 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At March 31, 2015 and December 31, 2014, Regions had $678 million and $621 million, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for residential mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its residential mortgage servicing rights. As of March 31, 2015 and December 31, 2014, the total notional amount related to these contracts was $3.5 billion and $3.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2015	2014
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$4	$2
Interest rate options	—	—
Interest rate futures and forward commitments	(1)	—
Other contracts	4	2
Total capital markets fee income and other	7	4
Mortgage income:
Interest rate swaps	13	8
Interest rate options	7	3
Interest rate futures and forward commitments	4	(4)
Total mortgage income	24	7
	$31	$11
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at March 31, 2015 and December 31, 2014, totaled approximately $486 million and $392 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2015 and 2020. Credit derivatives whereby Regions has sold credit protection have maturities between 2016 and 2021. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2015 was approximately $65 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2015 and 2014 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2015 and December 31, 2014, was $262 million and $272 million, respectively, for which Regions had posted collateral of $262 million and $272 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of March 31, 2015 and December 31, 2014.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Gross amounts subject to offsetting	$1,180	$1,157	$1,143	$1,195
Gross amounts not subject to offsetting	101	58	96	59
Gross amounts recognized	1,281	1,215	1,239	1,254
Gross amounts offset in the consolidated balance sheets(1)	787	815	1,000	1,054
Net amounts presented in the consolidated balance sheets	494	400	239	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	8	8	28	—
Cash collateral received/posted	—	—	23	29
Net amounts	$486	$392	$188	$171
________

(1)
At March 31, 2015, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $118 million and cash collateral posted of $330 million. At December 31, 2014, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $111 million and cash collateral posted of $354 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House ("CCP") and interest rate lock commitments to originate mortgage loans. During 2014, Regions obtained legal opinions which support that trades cleared through the Chicago Mercantile Exchange are governed under a master netting agreement and, consequently, trades cleared through this CCP receive balance sheet netting treatment. Legal opinions have not been obtained for trades cleared through the London Clearing House, Ltd,. and, therefore, trades cleared through this CCP are not offset on Regions' consolidated balance sheets.
NOTE 12. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2014 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the three month periods ended March 31, 2015 and 2014. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$107	$—	$—	$107	$106	$—	$—	$106
Securities available for sale:
U.S. Treasury securities	$180	$—	$—	$180	$176	$—	$—	$176
Federal agency securities	—	234	—	234	—	235	—	235
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities (MBS):
Residential agency	—	16,153	—	16,153	—	16,038	—	16,038
Residential non-agency	—	—	7	7	—	—	8	8
Commercial agency	—	1,990	—	1,990	—	1,964	—	1,964
Commercial non-agency	—	1,556	—	1,556	—	1,494	—	1,494
Corporate and other debt securities	—	2,071	3	2,074	—	1,987	3	1,990
Equity securities(1)	179	—	—	179	146	—	—	146
Total securities available for sale	$359	$22,006	$10	$22,375	$322	$21,720	$11	$22,053
Mortgage loans held for sale	$—	$396	$—	$396	$—	$440	$—	$440
Residential mortgage servicing rights	$—	$—	$239	$239	$—	$—	$257	$257
Derivative assets:
Interest rate swaps	$—	$1,045	$—	$1,045	$—	$985	$—	$985
Interest rate options	—	1	14	15	—	2	8	10
Interest rate futures and forward commitments	—	8	—	8	—	3	—	3
Other contracts	—	213	—	213	—	217	—	217
Total derivative assets	$—	$1,267	$14	$1,281	$—	$1,207	$8	$1,215
Derivative liabilities:
Interest rate swaps	$—	$1,024	$—	$1,024	$—	$1,033	$—	$1,033
Interest rate options	—	1	—	1	—	2	—	2
Interest rate futures and forward commitments	—	8	—	8	—	8	—	8
Other contracts	—	206	—	206	—	211	—	211
Total derivative liabilities	$—	$1,239	$—	$1,239	$—	$1,254	$—	$1,254
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$14	$14	$—	$—	$33	$33
Foreclosed property and other real estate	—	35	33	68	—	41	8	49
_______
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $488 million and $16 million at March 31, 2015 and $488 million and $39 million at December 31, 2014, respectively.
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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at March 31, 2015 and 2014 are not material.

	Three Months Ended March 31, 2015

	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(1)	—	—	$7
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(1)	—	—	$10
Residential mortgage servicing rights	$257	(25)	(1)	—	7	—	—	—	—	—	$239
Total interest rate options derivatives, net	$8	28	(1)	—	—	—	—	(22)	—	—	$14

	Three Months Ended March 31, 2014

	Opening Balance January 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	3	—	—	(2)	—	—	3
Total securities available for sale	$11	—		—	3	—	—	(2)	—	—	$12
Residential mortgage servicing rights	$297	(17)	(1)	—	8	—	—	—	—	—	$288
Total interest rate options derivatives, net	$5	21	(1)	—	—	—	—	(18)	—	—	$8
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2015	2014
	(In millions)
Loans held for sale	$(7)	$(15)
Foreclosed property and other real estate	(7)	(7)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2015 and December 31, 2014. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at March 31, 2015 and December 31, 2014 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	March 31, 2015
	Level 3 Estimated Fair Value at March 31, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$7	Discounted cash flow	Spread to LIBOR	5.3% - 49.8% (14.6%)
			Weighted-average prepayment speed (CPR; percentage)	5.5% - 14.2% (9.4%)
			Probability of default	1.4%
			Loss severity	40.2%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.9%
Residential mortgage servicing rights(1)	$239	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	11.9% - 14.0% (12.7%)
			Option-adjusted spread (percentage)	8.7% - 17.4% (10.1%)
Derivative assets:
Interest rate options	$14	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	11.9% - 14.0% (12.7%)
			Option-adjusted spread (percentage)	8.7% - 17.4% (10.1%)
			Pull-through	20.3% - 99.1% (86.9%)
Nonrecurring fair value measurements:
Loans held for sale	$14	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	27.3% - 99.9% (63.7%)
Foreclosed property and other real estate	$33	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 61.7% (28.2%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2014
	Level 3 Estimated Fair Value at December 31, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$8	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (12.3%)
			Weighted-average prepayment speed (CPR; percentage)	6.3% - 15.0% (9.5%)
			Probability of default	1.4%
			Loss severity	37.4%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.9%
Residential mortgage servicing rights(1)	$257	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
Derivative assets:
Interest rate options	$8	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
			Pull-through	7.3% - 99.1% (87.8%)
Nonrecurring fair value measurements:
Loans held for sale	$33	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.3% - 90.9% (53.3%)
Foreclosed property and other real estate	$8	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	3.7% - 73.0% (29.6%)
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

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

Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential mortgage servicing rights ("MSR") are option adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 5. See Note 5 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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
FAIR VALUE OPTION
Regions has elected the fair value option for all FNMA and FHLMC eligible residential mortgage loans originated with the intent to sell. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2015			December 31, 2014
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$396	$381	$15	$440	$421	$19
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2015 and 2014, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended March 31
	2015	2014
	(In millions)
Net gains (losses) resulting from changes in fair value	$(4)	$6
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2015 are as follows:

	March 31, 2015
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$6,026	$6,026	$6,026	$—	$—
Trading account securities	107	107	107	—	—
Securities held to maturity	2,129	2,186	1	2,185	—
Securities available for sale	22,879	22,879	359	22,510	10
Loans held for sale	491	491	—	396	95
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	75,324	71,683	—	—	71,683
Other interest-earning assets	83	83	—	83	—
Derivative assets	1,281	1,281	—	1,267	14
Financial liabilities:
Derivative liabilities	1,239	1,239	—	1,239	—
Deposits	97,477	97,469	—	97,469	—
Short-term borrowings	2,085	2,085	—	2,085	—
Long-term borrowings	3,208	3,860	—	2,869	991
Loan commitments and letters of credit	104	544	—	—	544
Indemnification obligation	204	188	—	—	188
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2015 was $3.6 billion or 4.8 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at March 31, 2015.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2014 are as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,004	$4,004	$4,004	$—	$—
Trading account securities	106	106	106	—	—
Securities held to maturity	2,175	2,209	1	2,208	—
Securities available for sale	22,580	22,580	322	22,247	11
Loans held for sale	541	541	—	440	101
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	74,482	70,114	—	—	70,114
Other interest-earning assets	89	89	—	89	—
Derivative assets	1,215	1,215	—	1,207	8
Financial liabilities:
Derivative liabilities	1,254	1,254	—	1,254	—
Deposits	94,200	94,186	—	94,186	—
Short-term borrowings	2,253	2,253	—	2,253	—
Long-term borrowings	3,462	3,871	—	3,504	367
Loan commitments and letters of credit	106	539	—	—	539
Indemnification obligation	206	198	—	—	198
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
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$280	$601	$42	$(108)	$815	$—	$815
Provision (credit) for loan losses	—	53	2	(6)	49	—	49
Non-interest income	90	265	99	16	470	—	470
Non-interest expense	153	589	105	58	905	4	909
Income (loss) before income taxes	217	224	34	(144)	331	(4)	327
Income tax expense (benefit)	82	85	13	(85)	95	(2)	93
Net income (loss)	$135	$139	$21	$(59)	$236	$(2)	$234
Average assets	$45,150	$37,993	$2,912	$34,511	$120,566	$—	$120,566

	Three Months Ended March 31, 2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$283	$611	$43	$(121)	$816	$—	$816
Provision (credit) for loan losses	—	81	1	(80)	2	—	2
Non-interest income	75	275	92	15	457	—	457
Non-interest expense	136	563	100	18	817	(19)	798
Income (loss) before income taxes	222	242	34	(44)	454	19	473
Income tax expense (benefit)	84	92	13	(38)	151	7	158
Net income (loss)	$138	$150	$21	$(6)	$303	$12	$315
Average assets	$42,515	$38,728	$2,959	$33,515	$117,717	$—	$117,717

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2015	December 31, 2014
	(In millions)
Unused commitments to extend credit	$44,642	$43,724
Standby letters of credit	1,629	1,697
Commercial letters of credit	41	71
Liabilities associated with standby letters of credit	38	40
Assets associated with standby letters of credit	38	40
Reserve for unfunded credit commitments	66	65

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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $204 million and an estimated fair value of approximately $188 million as of March 31, 2015 (see Note 12).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $160 million as of March 31, 2015, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
The Securities and Exchange Commission ("SEC") and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of certain municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for November 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. In September 2014, the District Court for the Western District of Missouri granted class certification. The parties agreed to settlement terms in January 2015 and are awaiting final approval of the settlement by the Court. Other individual investors and investor groups have also filed arbitration claims or separate civil claims, which are pending in various stages. These matters are subject to the indemnification agreement with Raymond James.
In October 2010, a class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama (the “District Court”) against Regions and certain former officers of Regions (the "2010 Claim"). The 2010 Claim alleges violations of the federal securities laws, including allegations that materially false and misleading statements were included in filings made with the SEC. The plaintiffs have requested equitable relief and unspecified monetary damages. In June 2011, the District Court denied Regions’ motion to dismiss the 2010 Claim. In June 2012, District Court granted class certification. In September 2014, the Eleventh Circuit Court of Appeals vacated certification in part and remanded the 2010 Claim to District Court for further consideration of the class certification issue. Following recertification in the District Court, Regions filed a petition for permissive appeal in the Eleventh Circuit Court of Appeals concerning the class certification, which was denied, as was a request for reconsideration. Trial is set for November 2015.
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
In 2013, Regions received investigative requests from the Office of Inspector General of the Department of Housing and Urban Development regarding its residential mortgage loan origination, underwriting and quality control practices for Federal Housing Administration ("FHA") insured loans made by Regions. More recently, in September 2014, Regions received an investigative request from the Office of Inspector General of the Federal Housing Finance Agency ("FHFA") regarding its residential mortgage loan origination, underwriting and quality control practices for loans Regions sold to Fannie Mae and Freddie Mac. These inquiries are part of industry-wide investigations, and Regions is cooperating with the inquiries. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. The Company cannot predict the ultimate outcome of the investigations concerning its practices, however it is possible that these investigations could result in the payment of a monetary penalty which may adversely affect results of operations.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters related to the indemnification to be resolved within approximately one to two years.
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of March 31, 2015, the carrying value of the indemnification obligation was approximately $204 million.
VISA INDEMNIFICATION
As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).
A portion of Visa's proceeds from its initial public offering ("IPO") was put into escrow to fund the covered litigation. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account resulting from reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.
NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2014, the FASB issued new accounting guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of low income housing tax credit ("LIHTC") investments to apply a proportional amortization method, which recognizes the amortized cost of the investment as a component of income tax expense, provided that the investment meets certain criteria. The guidance is silent regarding balance sheet classification. Regions believes it would not be appropriate to classify the investment as a deferred tax asset. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and was adopted by Regions for financial reporting beginning with the first quarter of 2015. The adoption is required to be applied retrospectively to all prior periods presented. The cumulative effect to retained earnings (deficit) as of January 1, 2015 of adopting this guidance was reduction of $116 million. Refer to Note 1 for additional information.
In January 2014, the FASB issued new accounting guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to other real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed residential real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 and was adopted by Regions on a prospective basis with the first quarter of 2015 reporting. This guidance did not have a material impact upon adoption.
In June 2014, the FASB issued new accounting guidance that requires two accounting changes related to the transfer and servicing of repurchase agreements and similar transactions. First, the amendments in the update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in the update also require certain disclosures for transfers of financial assets and repurchase agreements. The disclosure of certain transactions accounted for as a sale is required to be presented for fiscal years and interim periods within those years beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowing is required to be presented for fiscal years beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The accounting changes were effective for fiscal years and interim periods within those years beginning after December 15, 2014 and were adopted by Regions with the first quarter 2015 reporting. This guidance did not have a material impact upon adoption.
In August 2014, the FASB issued new accounting guidance regarding the classification and measurement of foreclosed mortgage loans that are guaranteed by the government (including loans guaranteed by the FHA and the VA). The guidance addresses diversity in practice by requiring creditors to derecognize the mortgage loan upon foreclosure and to recognize a separate other receivable if the following conditions are met: (a) the government guarantee of the loan is not separable from the loan before foreclosure; (b) upon foreclosure, the creditor has the intent to convey the real estate to the guarantor and to make a claim on the guarantee, and also has the ability to make a recovery under the claim; and (c) claim amounts based on the fair value of the property are fixed upon foreclosure. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 and was adopted by Regions on a prospective basis with the first quarter of 2015 reporting. This guidance did not have a material impact upon adoption.
In August 2014, the FASB issued new accounting guidance to offer a measurement alternative for reporting entities that consolidate a collateralized financing entity ("CFE") in which the financial assets and financial liabilities are measured at fair value, with changes in fair values reflected in earnings. Under the measurement alternative, the reporting entity could elect to measure both the CFE’s financial assets and financial liabilities using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. This guidance became effective for the first quarter of 2015 financial reporting period. This guidance did not have a material impact upon adoption.
In February 2015, the FASB issued new accounting guidance that eliminates the consolidation model created specifically for limited partnerships and creates a single model for evaluating consolidation of legal entities. The new guidance does the following: (a) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (b) eliminates the presumption that a general partner should consolidate a limited partnership; (c) modifies the consolidation analysis for all reporting entities associated with VIEs, particularly those that have fee arrangements and related party relationships; and (d) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are similar to investment companies as defined in the Investment Company Act of 1940. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the first quarter of 2015 is included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2014, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2015 compared to the three months ended March 31, 2014 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of March 31, 2015 compared to December 31, 2014.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 3 and 4 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance, trust services and other specialty financing.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2015, Regions operated 1,633 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, insurance activities, capital markets, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional, legal and regulatory expenses, deposit administrative fees, and other operating expenses, as well as income taxes.
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

FIRST QUARTER OVERVIEW
Regions reported net income available to common shareholders of $218 million, or 0.16 per diluted share, in the first quarter of 2015 compared to net income available to common shareholders of $307 million, or 0.22 per diluted share, in the first quarter of 2014. Increased provision for loan losses as well as increased non-interest expense were the primary drivers in the decline in results from the prior year period.
For the first quarter of 2015, net interest income (taxable-equivalent basis) from continuing operations totaled $832 million, essentially flat compared to the first quarter of 2014. The net interest margin (taxable-equivalent basis) was 3.18 percent for the first quarter of 2015 and 3.26 percent in the first quarter of 2014. Although the average balance of loans increased for the first quarter of 2015 compared to the first quarter of 2014, loan yields declined. The average balance of other interest-earning assets, which consists primarily of excess cash held at the Federal Reserve, decreased during this period, while the yield on these balances remained flat at 28 basis points. Rates paid on interest-bearing liabilities declined during this period, but not enough to offset a 13 basis point reduction in yield on total earning assets. These factors collectively drove the 8 basis point compression in net interest margin. Total deposit costs were 12 basis points for both the first quarter of 2015 and 2014. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 29 basis points for the first quarter of 2015, as compared to 33 basis points for the first quarter of 2014, reflecting liability management efforts completed by the Company.
The provision for loan losses totaled $49 million in the first quarter of 2015 compared to $2 million during the first quarter of 2014. The increase in provision expense during the first quarter of 2015 compared to the 2014 period was primarily due to an increase in criticized and classified loans in the first quarter of 2015 compared to year-end 2014 consisting of a small number of larger dollar commercial and industrial loans within the energy, healthcare and other portfolios. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected.
Net charge-offs totaled $54 million, or an annualized 0.28 percent of average loans, in the first quarter of 2015, compared to $82 million, or an annualized 0.44 percent for the first quarter of 2014. Net charge-offs were lower across most major loan categories when comparing the first quarter of 2015 period to the prior year period.
The allowance for loan losses at March 31, 2015 was 1.40 percent of total loans, net of unearned income, compared to 1.43 percent at December 31, 2014. Total non-performing assets were $970 million at March 31, 2015, compared to $991 million at December 31, 2014.
Non-interest income from continuing operations for the first quarter of 2015 was $470 million, compared to $457 million for the first quarter of 2014. This increase was driven by modest gains in most non-interest income categories which was partially offset by a decrease in service charges on deposit accounts.
Total non-interest expense from continuing operations was $905 million in the first quarter of 2015, an $88 million increase from the first quarter of 2014, driven primarily by a $43 million loss on early extinguishment of debt and $22 million in branch consolidation, property and equipment charges incurred in the first quarter of 2015 compared to $6 million in the first quarter of 2014. Also contributing to the period over period increase was a gain of $35 million recognized from the sale of troubled debt restructurings ("TDRs") held for sale during the first quarter of 2014.
Income tax expense from continuing operations for the three months ended March 31, 2015 was $95 million compared to income tax expense of $151 million for the same period in 2014. Income tax expense was lower in the current period as compared to the prior comparable period principally due to lower pre-tax income and an income tax benefit of approximately $10 million related to net state deferred tax assets.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
TOTAL ASSETS
Regions’ total assets at March 31, 2015 were $122.4 billion, compared to $119.6 billion at December 31, 2014. The increase in total assets from year-end 2014 resulted primarily from a $1.9 billion increase in interest-bearing deposits held in other banks and a $936 million increase in loans. Funding for this asset growth came primarily from increases in low-cost deposits.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	March 31, 2015	December 31, 2014
	(In millions)
U.S. Treasury securities	$181	$177
Federal agency securities	572	573
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	17,739	17,665
Residential non-agency	7	8
Commercial agency	2,194	2,173
Commercial non-agency	1,556	1,494
Corporate and other debt securities	2,074	1,990
Equity securities	683	673
	$25,008	$24,755
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at March 31, 2015 increased $253 million from year-end 2014 primarily due to market rate improvements in the fair value of the available for sale securities portfolio as well as marginal additional portfolio purchases.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $491 million at March 31, 2015, consisting primarily of $397 million of residential real estate mortgage loans, $60 million of commercial mortgage loans in the process of being sold to Fannie Mae through Regions' Fannie Mae Delegated Underwriting and Servicing ("DUS") program, and $32 million of non-performing loans. At December 31, 2014, loans held for sale totaled $541 million, consisting primarily of $442 million of residential real estate mortgage loans, $61 million of commercial mortgage loans in the process of being sold to Fannie Mae through Regions' Fannie Mae DUS program, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 72 percent of Regions’ interest-earning assets at March 31, 2015. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2015	December 31, 2014
	(In millions, net of unearned income)
Commercial and industrial	$33,681	$32,732
Commercial real estate mortgage—owner-occupied	8,043	8,263
Commercial real estate construction—owner-occupied	437	407
Total commercial	42,161	41,402
Commercial investor real estate mortgage	4,499	4,680
Commercial investor real estate construction	2,422	2,133
Total investor real estate	6,921	6,813
Residential first mortgage	12,418	12,315
Home equity	10,854	10,932
Indirect	3,701	3,642
Consumer credit card	966	1,009
Other consumer	1,222	1,194
Total consumer	29,161	29,092
	$78,243	$77,307
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from the 2014 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $949 million or 3 percent since year-end driven primarily by Regions’ market based corporate and commercial bankers serving middle market clients and the Company's asset based lending and corporate real estate groups. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $220 million or 3 percent from year-end 2014 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
The commercial portfolio segment generated the majority of the Company's loan growth in the first three months of 2015, particularly commercial and industrial loans. Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as disclosed in "Table 11—Selected Industry Balances" in the Annual Report on Form 10-K for the year ended December 31, 2014. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. At March 31, 2015 and December 31, 2014, no single industry exceeded 15 percent of the total commercial portfolio balance.
Beginning late in 2014, oil prices began declining, and Regions has been monitoring the prices for both direct and indirect impacts on its energy lending portfolio. Regions’ energy industry loan balances at March 31, 2015 were approximately $2.8 billion. This amount is comprised of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. The entire energy-related portfolio, combining direct and indirect exposures, was approximately $3.3 billion at March 31, 2015. These loans are geographically concentrated primarily in Texas and, to a lesser extent, in South Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. If the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $108 million from 2014 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
The Company has made considerable efforts to de-risk its balance sheet. A primary focus has been reducing the Company's exposure in the investor real estate portfolio. Total investor real estate loans represented approximately 24 percent of total loans at December 31, 2008, and has been actively managed down to approximately 9 percent of total loans at March 31, 2015. Investor real estate lending remains an important part of the Company's lending strategy based on its market presence in the southeast United States; however, strict underwriting requirements and exposure limits will be maintained.
Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $103 million increase from year-end 2014, as prepayments have slowed. Approximately $702 million in new loan originations were retained on the balance sheet through the first quarter of 2015.
Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.9 billion at both March 31, 2015 and December 31, 2014. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2015. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 3—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2015	$20	0.24%	$139	1.68%	$159
2016	28	0.34	36	0.44	64
2017	5	0.06	11	0.13	16
2018	15	0.18	24	0.29	39
2019	105	1.27	92	1.11	197
2020-2024	1,438	17.35	1,298	15.66	2,736
2025-2029	2,425	29.27	2,647	31.95	5,072
Thereafter	1	0.01	2	0.02	3
Total	$4,037	48.72%	$4,249	51.28%	$8,286
Of the $10.9 billion home equity portfolio at March 31, 2015, approximately $8.3 billion were home equity lines of credit and $2.6 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of March 31, 2015, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $8.3 billion of home equity lines of credit as of March 31, 2015, approximately 91 percent require monthly interest-only payments while the remaining approximately 9 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of March 31, 2015, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 60 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of March 31, 2015, approximately $261 million of the home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 24 percent of the entire second lien home equity portfolio as of March 31, 2015.
Other Consumer Credit Quality Data
The Company calculates an estimate of the current value of property secured as collateral for both residential first mortgage and home equity lending products (“current LTV”). The estimate is based on home price indices compiled by a third party. The third party data indicates trends for Metropolitan Statistical Areas (“MSAs”). Regions uses the third party valuation trends from the MSAs in the Company's footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances remained at 4 percent in the residential first mortgage portfolio and remained at 8 percent in the home equity portfolio when comparing March 31, 2015 to December 31, 2014, respectively.
Table 4—Estimated Current Loan to Value Ranges

	March 31, 2015			December 31, 2014
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$449	$195	$628	$435	$198	$633
80% - 100%	1,788	554	1,062	1,743	536	1,078
Below 80%	9,668	5,386	2,630	9,626	5,282	2,696
Data not available	513	126	273	511	179	330
	$12,418	$6,261	$4,593	$12,315	$6,195	$4,737
Indirect
Indirect lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $59 million from year-end 2014, reflecting continued growing demand for automobile loans.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances experienced a seasonal decline of $43 million from year-end 2014.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $28 million from year-end 2014.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 6 percent of the combined portfolios for both March 31, 2015 and December 31, 2014.
Table 5—Estimated Current FICO Score Ranges

	March 31, 2015
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$818	$338	$307	$360	$52	$89
620-680	1,029	550	481	506	147	150
681-720	1,407	758	585	569	228	194
Above 720	8,255	4,444	3,116	2,083	539	496
Data not available	909	171	104	183	—	293
	$12,418	$6,261	$4,593	$3,701	$966	$1,222

	December 31, 2014
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$827	$345	$318	$377	$52	$82
620-680	1,031	544	491	500	150	140
681-720	1,355	740	617	550	231	181
Above 720	8,228	4,337	3,162	2,032	575	475
Data not available	874	229	149	183	1	316
	$12,315	$6,195	$4,737	$3,642	$1,009	$1,194

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses ("allowance") consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end. Regions determines its allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance is included in Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $1.1 billion at both March 31, 2015 and December 31, 2014. The allowance for loan losses as a percentage of net loans was 1.40 percent at March 31, 2015 and 1.43 percent at December 31, 2014. The reserve for unfunded credit commitments was $66 million at March 31, 2015 and $65 million at December 31, 2014. Net charge-offs as a percentage of average loans (annualized) were 0.28 percent and 0.44 percent in the first three months of 2015 and 2014, respectively. Net charge-offs were lower across most categories, period over period. The provision for loan losses totaled $49 million for the first quarter of 2015 compared to $2 million for the first quarter of 2014. During the first quarter of 2015, net charge-offs exceeded the provision for loan losses by approximately $5 million compared to approximately $80 million for the 2014 period. The difference reflects an increase in criticized and classified loans in the first quarter of 2015 compared to year-end 2014 consisting of a small number of larger dollar commercial and industrial loans within the energy, healthcare and other portfolios. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected.
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

Management expects that net loan charge-offs in 2015 will decline somewhat compared to those experienced in 2014; however, economic trends such as real estate valuations, interest rates, unemployment and volatility in commodity prices will impact the future levels of net charge-offs and provision and may result in volatility during the remainder of 2015. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 6 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Three Months Ended March 31
	2015	2014
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,103	$1,341
Loans charged-off:
Commercial and industrial	27	24
Commercial real estate mortgage—owner-occupied	7	16
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	8	8
Commercial investor real estate construction	—	1
Residential first mortgage	7	11
Home equity	17	28
Indirect	10	10
Consumer credit card	10	9
Other consumer	15	16
	101	124
Recoveries of loans previously charged-off:
Commercial and industrial	11	14
Commercial real estate mortgage—owner-occupied	6	3
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	6	7
Commercial investor real estate construction	2	1
Residential first mortgage	4	2
Home equity	7	7
Indirect	4	3
Consumer credit card	2	1
Other consumer	5	4
	47	42
Net charge-offs:
Commercial and industrial	16	10
Commercial real estate mortgage—owner-occupied	1	13
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	2	1
Commercial investor real estate construction	(2)	—
Residential first mortgage	3	9
Home equity	10	21
Indirect	6	7
Consumer credit card	8	8
Other consumer	10	12
	54	82
Provision for loan losses	49	2
Allowance for loan losses at March 31	$1,098	$1,261
Reserve for unfunded credit commitments at beginning of year	$65	$78
Provision (credit) for unfunded credit losses	1	—
Reserve for unfunded credit commitments at March 31	$66	$78
Allowance for credit losses at March 31	$1,164	$1,339
Loans, net of unearned income, outstanding at end of period	$78,243	$75,680
Average loans, net of unearned income, outstanding for the period	$77,942	$75,139
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.40%	1.67%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.37x	1.18x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.28%	0.44%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, direct, indirect, consumer credit card and other consumer TDRs are consumer loans modified under the Customer Assistance Program ("CAP"). Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where a modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. More detailed information is included in Note 4 "Loans and the Allowance For Credit Losses" to the consolidated financial statements. The following table summarizes TDRs for the periods presented:
Table 7—Troubled Debt Restructurings

	March 31, 2015		December 31, 2014
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$249	$35	$251	$33
Investor real estate	234	30	290	34
Residential first mortgage	382	50	356	49
Home equity	337	10	343	12
Indirect	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	15	—	17	—
	1,220	125	1,260	128
Non-accrual status or 90 days past due and still accruing:
Commercial	104	24	93	24
Investor real estate	42	8	67	15
Residential first mortgage	96	13	112	15
Home equity	24	1	25	1
	266	46	297	55
Total TDRs - Loans	$1,486	$171	$1,557	$183

TDRs - Held For Sale	19	—	29	—
Total TDRs	$1,505	$171	$1,586	$183
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
For the consumer portfolio, changes in TDRs are primarily due to inflows from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP, as detailed in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements, Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.

Table 8—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2015
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$344	$357
Inflows	70	12
Outflows
Charge-offs	(4)	(5)
Foreclosure	—	(14)
Payments, sales and other (1)	(57)	(74)
Balance, end of period	$353	$276

	Three Months Ended March 31, 2014
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$624	$668
Inflows	67	21
Outflows
Charge-offs	(9)	(4)
Foreclosure	—	(1)
Payments, sales and other (1)	(49)	(80)
Balance, end of period	$633	$604

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $17 million of commercial loans and $18 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the three months ended March 31, 2015. No loans were removed from TDR classification in the first quarter of 2014 as a result of being refinanced or restructured as new loans.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 9—Non-Performing Assets

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$298	$252
Commercial real estate mortgage—owner-occupied	216	238
Commercial real estate construction—owner-occupied	3	3
Total commercial	517	493
Commercial investor real estate mortgage	85	123
Commercial investor real estate construction	—	2
Total investor real estate	85	125
Residential first mortgage	101	109
Home equity	97	102
Total consumer	198	211
Total non-performing loans, excluding loans held for sale	800	829
Non-performing loans held for sale	32	38
Total non-performing loans(1)	832	867
Foreclosed properties	138	124
Total non-performing assets(1)	$970	$991
Accruing loans 90 days past due:
Commercial and industrial	$4	$7
Commercial real estate mortgage—owner-occupied	7	5
Total commercial	11	12
Commercial investor real estate mortgage	2	3
Total investor real estate	2	3
Residential first mortgage(2)	109	122
Home equity	67	63
Indirect	6	7
Consumer credit card	12	12
Other consumer	4	3
Total consumer	198	207
	$211	$222
Restructured loans not included in the categories above	$1,220	$1,260
Restructured loans held for sale not included in the categories above	$1	$1
Non-performing loans(1) to loans and non-performing loans held for sale	1.06%	1.12%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.24%	1.28%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and all guaranteed loans sold to the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $116 million at March 31, 2015 and $125 million at December 31, 2014.

Non-performing assets totaled $970 million at March 31, 2015, compared to $991 million at December 31, 2014. The decrease in non-performing assets during the first three months of 2015 reflects the Company's continuing efforts to work through problem assets and reduce the riskiest exposures.

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
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $211 million at March 31, 2015, a decrease from $222 million at December 31, 2014.
At March 31, 2015, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
In order to arrive at the estimate of potential problem loans, personnel from geographic regions forecast certain larger dollar loans that may potentially be downgraded to non-accrual at a future time, depending on the occurrence of future events. These personnel consider a variety of factors, including the borrower’s capacity and willingness to meet the contractual repayment terms, make principal curtailments or provide additional collateral when necessary, and provide current and complete financial information including global cash flows, contingent liabilities and sources of liquidity. Based upon the consideration of these factors, a probability weighting is assigned to loans to reflect the potential for migration to the pool of potential problem loans during this specific time period. Additionally, for other loans (for example, smaller dollar loans), a trend analysis is incorporated to determine the estimate of potential future downgrades. Because of the inherent uncertainty in forecasting future events, the estimate of potential problem loans ultimately represents the estimated aggregate dollar amounts of loans as opposed to an individual listing of loans.
The majority of the loans on which the potential problem loan estimate is based are considered criticized and classified. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements.
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 10—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$493	$125	$211	$829
Additions	138	8	(13)	133
Net payments/other activity	(50)	(14)	—	(64)
Return to accrual	(16)	(10)	—	(26)
Charge-offs on non-accrual loans(2)	(32)	(8)	—	(40)
Transfers to held for sale(3)	(10)	(2)	—	(12)
Transfers to foreclosed properties	(4)	(14)	—	(18)
Sales	(2)	—	—	(2)
Balance at end of period	$517	$85	$198	$800

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$577	$248	$257	$1,082
Additions	160	22	(5)	177
Net payments/other activity	(57)	(35)	—	(92)
Return to accrual	(22)	(5)	—	(27)
Charge-offs on non-accrual loans(2)	(39)	(8)	(1)	(48)
Transfers to held for sale(3)	(10)	(4)	(1)	(15)
Transfers to foreclosed properties	(6)	(1)	—	(7)
Balance at end of period	$603	$217	$250	$1,070
________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $7 million and $8 million recorded upon transfer for the three months ended March 31, 2015 and 2014, respectively.
ALL OTHER INTEREST-EARNING ASSETS
All other interest-earning assets, which consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, trading account securities, and other interest-earning assets, increased approximately $1.9 billion from year-end 2014 to March 31, 2015, due to an increase in interest-bearing deposits in other banks as a result of low-cost deposit growth outpacing loan growth.
GOODWILL
Goodwill totaled $4.8 billion at both March 31, 2015 and December 31, 2014 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2014 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the first quarter of 2015 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values; therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2015 interim period.
OTHER ASSETS
Other assets decreased approximately $240 million from December 31, 2014 to $5.8 billion as of March 31, 2015. The decline was due primarily to higher investment security purchases in process at year-end than in the first quarter, as well as a reduction in deferred income taxes.

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
The following table summarizes deposits by category:
Table 11—Deposits

	March 31, 2015	December 31, 2014
	(In millions)
Non-interest-bearing demand	$33,553	$31,747
Savings	7,146	6,653
Interest-bearing transaction	21,780	21,544
Money market—domestic	26,371	25,396
Money market—foreign	238	265
Low-cost deposits	89,088	85,605
Time deposits	8,389	8,595
	$97,477	$94,200
Total deposits at March 31, 2015 increased approximately $3.3 billion compared to year-end 2014 levels. The growth was primarily driven by consumer deposits with broad based geographic increases in non-interest-bearing demand, savings, interest-bearing transaction and money market—domestic categories. This growth was partially offset by continued declines in time deposits.
SHORT-TERM BORROWINGS
Table 12—Short-Term Borrowings

	March 31, 2015	December 31, 2014
	(In millions)
Company funding sources:
Federal Home Loan Bank advances	$—	$500

Customer-related borrowings:
Securities sold under agreements to repurchase	2,085	1,753
	$2,085	$2,253
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
As a result of Regions' work toward compliance with the new Liquidity Coverage Ratio, repurchase agreement products and balances are in the process of being phased out with the vast majority expected to be gone by the end of the second quarter of

2015. Customers' balances could remain in interest-bearing transaction or money market deposit accounts going forward. See the "Liquidity Coverage Ratio" discussion within the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.
LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	March 31, 2015	December 31, 2014
	(In millions)
Regions Financial Corporation (Parent):
5.75% senior notes due June 2015	$500	$499
2.00% senior notes due May 2018	748	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	160	160
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	(4)	(8)
	1,804	1,799
Regions Bank:
Federal Home Loan Bank advances	8	8
5.20% subordinated notes due April 2015	350	350
7.50% subordinated notes due May 2018	500	750
6.45% subordinated notes due June 2037	497	497
3.80% affiliate subordinated notes due February 2025	150	—
Other long-term debt	49	57
Valuation adjustments on hedged long-term debt	—	1
	1,554	1,663
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	—
Total consolidated	$3,208	$3,462
Long-term borrowings decreased approximately $254 million since year-end 2014. On February 12, 2015, Regions Bank launched a tender offer for a portion of its outstanding 7.50% subordinated notes due 2018. Pursuant to the terms and conditions of the tender offer, Regions Bank purchased approximately $250 million aggregate principal amount of the subordinated notes. The tender offer had an early tender premium for subordinated notes tendered by February 26, 2015. Pre-tax losses on early extinguishment related to the full execution of this tender offer were $43 million.
FHLB advances have a weighted-average interest rate of 1.7 percent for both March 31, 2015 and December 31, 2014 with remaining maturities ranging from one to sixteen years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $17.1 billion at March 31, 2015 as compared to $16.9 billion at December 31, 2014. During the first quarter of 2015, net income increased stockholders’ equity by $234 million, while cash dividends on common stock reduced equity by $67 million. Changes in accumulated other comprehensive income increased equity by $123 million, primarily due to the net change in the value of securities available for sale and derivative instruments.
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 23, 2015, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend to be paid in July 2015, as well as the authorization of a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. The Company began purchasing shares pursuant to this plan in April 2015.
As part of its 2014 CCAR submission, Regions' Board of Directors approved an increase to its quarterly common stock dividend from $0.03 per share to $0.05 per share effective with the quarterly dividend paid in July 2014, as well as a $350 million common repurchase plan. The Company closed out this repurchase plan in the first quarter of 2015, repurchasing an additional approximately 11 million shares of common stock at a total cost of approximately $102 million. These shares were immediately retired and therefore are not included in treasury stock.

Regions’ Board of Directors declared a cash dividend for first quarter of 2015 of $0.05 per common share compared to $0.03 per common share for the first quarter of 2014. The Board of Directors also declared $16 million in cash dividends on preferred stock during the first quarter of 2015 compared to $8 million during the first quarter of 2014. The increase in preferred dividends resulted from the issuance of an additional series of preferred stock during the second quarter of 2014. Because the Company was in a retained deficit position, common dividends were recorded as a reduction of additional paid-in capital and preferred dividends were recorded as a reduction of preferred stock, including related surplus.
See Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for additional information.
REGULATORY REQUIREMENTS
CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Previously under Basel I, there were two basic measures of capital adequacy: a risk-based measure and a leverage measure.
In July 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Final Rules implement the Basel Committee on Banking Supervision's (the "Basel Committee") December 2010 framework known as Basel III for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Final Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Final Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Final Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the previous risk-weighting approach, which was derived from Basel I, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 Basel II capital accords. The Final Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Final Rules were effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).
The Final Rules, among other things, (i) introduce a measure called Common Equity Tier 1 (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the Final Rules, the initial minimum capital ratios as of January 1, 2015 were as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
When fully phased-in on January 1, 2019, the Final Rules will require Regions and Regions Bank to maintain an additional capital conservation buffer of 2.5% of CET1 to risk-weighted assets, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Final Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under Basel I, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Final Rules, the effects of certain accumulated other comprehensive items are included; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolios. The Final Rules also preclude certain hybrid securities, such as trust preferred securities, as

Tier 1 capital of bank holding companies, subject to phase-out. As of March 31, 2015, Regions did not have any hybrid securities subject to disallowance.
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
With respect to Regions Bank, the Final Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Final Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.
The Final Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to Basel I rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction exposures.

•	Assigning a 150% risk weight to exposures (other than secured exposures including residential mortgage exposures) that are 90 days or more past due (previously set at 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of less than one year that is not unconditionally cancellable (previously set at 0%).

•	Eliminating the previous 50% cap on the risk weight for over-the-counter derivative exposures.

•	Replacing the previous Ratings Based Approach for certain asset-backed securities with a Simplified Supervisory Formula Approach ("SSFA") which results in risk weights ranging from 20% to 1,250%.

•	Effective January 1, 2018, applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital (previously set at 100%).
In addition, the Final Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Risk-Based Capital Rules	March 31, 2015 Ratio(1)	To Be Well Capitalized
Basel III common equity Tier 1 ratio:
Regions Financial Corporation	11.41%	6.50%
Regions Bank	12.11	6.50%
Tier 1 capital:
Regions Financial Corporation	12.20%	8.00%
Regions Bank	12.11	8.00
Total capital:
Regions Financial Corporation	14.63%	10.00%
Regions Bank	14.22	10.00
Leverage:
Regions Financial Corporation	10.64%	5.00%
Regions Bank	10.56	5.00

Basel I Risk-Based Capital Rules	December 31, 2014 Ratio	To Be Well Capitalized
Tier 1 capital:
Regions Financial Corporation	12.54%	6.00%
Regions Bank	12.30	6.00
Total capital:
Regions Financial Corporation	15.26%	10.00%
Regions Bank	14.45	10.00
Leverage(2):
Regions Financial Corporation	10.86%	5.00%
Regions Bank	10.64	5.00
________

(1)	Current quarter ratios are estimated.

(2)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.
Additionally, analysts and banking regulators have assessed Regions’ capital adequacy using tangible common stockholders’ equity. Because tangible common stockholders’ equity is not formally defined by GAAP or prescribed in amount by federal banking regulations, this measure is currently considered to be a non-GAAP financial measure and other entities may calculate it differently than Regions’ disclosed calculation (see Table 16 “GAAP to Non-GAAP Reconciliation” for further details).
LIQUIDITY COVERAGE RATIO ("LCR")
On September 3, 2014, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") approved a final rule implementing a minimum liquidity coverage ratio ("LCR") requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement instead of the daily requirement contemplated in the proposed LCR rule. In January 2016, the minimum phased-in LCR requirement will be 90 percent, followed by 100 percent in January 2017. The Company anticipates being fully compliant with the LCR requirements upon implementation without having to make any significant changes to its current balance sheet. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2015 and December 31, 2014.
Table 15—Credit Ratings

As of March 31, 2015 and December 31, 2014
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Ba1	BBB	BBB
Subordinated notes	BBB-	Ba2	BBB-	BBBL
Regions Bank
Short-term debt	A-2	P-3	F2	R-1L
Long-term bank deposits(1)	N/A	Baa3	BBB+	BBBH
Long-term debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Ba1	BBB-	BBB
Outlook	Stable	Positive	Stable	Stable
_________

(1)	S&P does not provide a rating for Long-term bank deposits therefore the rating is N/A.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, and funding of variable rate demand notes ("VRDNs"), thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2014 for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted fee income ratio”, “adjusted efficiency ratio”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

Tangible common stockholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity measure. Because tangible common stockholders’ equity is not formally defined by GAAP, this measure is considered to be non-GAAP financial measures and other entities may calculate it differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on this same basis.
In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When fully phased-in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In July 2013, the Federal Reserve released final rules detailing the U.S. implementation of Basel III. Regions, as a non-advanced approaches bank, began transitioning to the Basel III framework in January 2015 subject to a phase-in period extending through January 2019. Because the Basel III implementation regulations will not be fully phased-in until 2019 and, are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures. Since analysts and banking regulators may assess Regions’ capital adequacy using the fully phased-in Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.
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
The following tables provide: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted efficiency ratio (non-GAAP), 6) a computation of the adjusted fee income ratio (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 8) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements.

Table 16—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
		2015	2014
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$234	$315
Preferred dividends (GAAP)		(16)	(8)
Net income available to common shareholders (GAAP)	A	$218	$307
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$905	$817
Significant items:
Branch consolidation and property and equipment charges		(22)	(6)
Gain on sale of TDRs held for sale, net		—	35
Loss on early extinguishment of debt		(43)	—
Adjusted non-interest expense (non-GAAP)	B	$840	$846
Net interest income (GAAP)		$815	$816
Taxable-equivalent adjustment		17	15
Net interest income from continuing operations, taxable-equivalent basis		832	831
Non-interest income from continuing operations (GAAP)		470	457
Significant items:
Securities gains, net		(5)	(2)
Leveraged lease termination gains, net		(2)	(1)
Adjusted non-interest income (non-GAAP)	C	463	454
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D	$1,295	$1,285
Adjusted efficiency ratio (non-GAAP)	B/D	64.91%	65.91%
Adjusted fee income ratio (non-GAAP)	C/D	35.75%	35.26%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,963	$15,892
Less: Average intangible assets (GAAP)		5,089	5,107
Average deferred tax liability related to intangibles (GAAP)		(172)	(187)
Average preferred stock (GAAP)		878	444
Average tangible common stockholders’ equity (non-GAAP)	E	$11,168	$10,528
Return on average tangible common stockholders’ equity (non-GAAP)(1)	A/E	7.91%	11.80%

		March 31, 2015	December 31, 2014
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,051	$16,873
Less: Ending intangible assets (GAAP)		5,088	5,091
Ending deferred tax liability related to intangibles (GAAP)		(173)	(172)
Ending preferred stock (GAAP)		868	884
Ending tangible common stockholders’ equity (non-GAAP)	F	$11,268	$11,070
Ending total assets (GAAP)		$122,447	$119,563
Less: Ending intangible assets (GAAP)		5,088	5,091
Ending deferred tax liability related to intangibles (GAAP)		(173)	(172)
Ending tangible assets (non-GAAP)	G	$117,532	$114,644
End of period shares outstanding	H	1,343	1,354
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.59%	9.66%
Tangible common book value per share (non-GAAP)	F/H	$8.39	$8.18
BASEL III COMMON EQUITY TIER 1 RATIO-FULLY PHASED-IN PRO-FORMA(2)
Stockholders’ equity (GAAP)		$17,051
Non-qualifying goodwill and intangibles		(4,910)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		1
Preferred stock (GAAP)		(868)
Basel III common equity Tier 1 (non-GAAP)	I	$11,274
Basel III risk-weighted assets (non-GAAP)(3)	J	$101,027
Basel III common equity Tier 1 ratio (non-GAAP)	I/J	11.16%
 _________

(1)	Income statement amounts have been annualized in calculation.

(2)
Current quarter amounts and the resulting ratio are estimated. Regulatory capital measures for periods prior to the first quarter of 2015 have not been revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects. As a result, prior period measures and calculations are not presented in the table.

(3)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amount included above is a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended March 31
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$21	$—	0.82%	$9	$—	0.86%
Trading account securities	104	3	12.91	111	2	6.31
Securities:
Taxable	24,682	153	2.51	23,872	154	2.62
Tax-exempt	2	—	—	4	—	—
Loans held for sale	406	3	3.46	854	8	3.89
Loans, net of unearned income(1)(2)	77,942	742	3.86	75,139	747	4.03
Other interest-earning assets	2,974	2	0.28	3,490	2	0.28
Total interest-earning assets	106,131	903	3.45	103,479	913	3.58
Allowance for loan losses	(1,098)			(1,321)
Cash and due from banks	1,773			1,817
Other non-earning assets	13,760			13,742
	$120,566			$117,717
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$6,878	2	0.14	$6,434	2	0.12
Interest-bearing checking	21,769	5	0.09	20,791	5	0.09
Money market	26,381	7	0.11	26,013	8	0.13
Time deposits	8,500	14	0.65	9,419	12	0.53
Total interest-bearing deposits(3)	63,528	28	0.18	62,657	27	0.17
Federal funds purchased and securities sold under agreements to repurchase	1,685	—	0.05	2,097	—	0.08
Other short-term borrowings	161	—	0.19	—	—	—
Long-term borrowings	3,371	43	5.20	4,643	55	4.78
Total interest-bearing liabilities	68,745	71	0.42	69,397	82	0.48
Non-interest-bearing deposits(3)	32,255	—	—	30,268	—	—
Total funding sources	101,000	71	0.29	99,665	82	0.33
Net interest spread			3.03			3.10
Other liabilities	2,603			2,162
Stockholders’ equity	16,963			15,890
	$120,566			$117,717
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$832	3.18%		$831	3.26%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $17 million and $21 million for the three months ended March 31, 2015 and 2014, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.12% for both of the three months ended March 31, 2015 and 2014.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Taxable-equivalent net interest income increased $1 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a decline in both the volume of and rates paid on interest-bearing liabilities. These declines were partially offset by a similar decline in interest income earned on approximately $2.7 billion of increased interest-earning assets originated at lower interest rates. The net interest margin (taxable-equivalent basis) declined 8 basis points to 3.18 percent during this same period primarily due to a larger decline in the yield on earning assets than the rates paid on interest-bearing liabilities. Despite the continued

improvements in both cost and mix of interest-bearing liabilities and the continued increase in interest-earning assets, the net interest income and margin continue to be pressured by a sustained low interest rate environment.
Management is optimistic for continued economic growth in 2015. If economic conditions and interest rates follow a course of moderate increase through 2015, and the Company achieves its targeted range of loan growth, management believes that the net interest margin will remain stable to moderately rising. Alternatively, if rates in 2015 remain at levels prevalent at year-end 2014, management believes the net interest margin will come under modest pressure of approximately 10 basis points over the remainder of the year. Regions’ balance sheet is in a moderately asset sensitive position and should benefit from a rise in either long-term or short-term rates. So, if economic conditions were to improve more rapidly, thereby spurring a more rapid rise in interest rates, both net interest income and the resulting net interest margin would respond favorably.
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
Exposure to Interest Rate Movements—As of March 31, 2015, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending March 2016. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
Long-term interest rates in early 2015 have recently remained lower than the prevailing levels over the majority of 2014. Short-term rates have remained stable. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $112 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $69 million.

The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.
Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2015
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$228
+ 100 basis points	126
- 50 basis points	(88)

Instantaneous Change in Interest Rates
+ 200 basis points	$272
+ 100 basis points	164
- 50 basis points	(121)
As discussed above, the interest rate sensitivity analysis presented in Table 18 is informed by a variety of assumptions and estimates regarding the course of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions.
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth with a composition largely reflecting a continuation of recent trends. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Federal Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income in the gradual +200 basis points scenario by approximately $53 million.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 18. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income in the gradual +200 basis points scenario by approximately $24 million. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2015
		Estimated Fair Value		Weighted Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$1,684	$13	$—	1.7	1.1%	0.2%
Receive variable/pay fix	726	—	47	10.8	0.2	2.6
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	8,950	84	6	3.3	1.2	0.2
Total derivatives designated as hedging instruments	$11,360	$97	$53	3.5	1.1%	0.4%
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The majority of interest rate derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2014 contains more information on the management of credit risk.
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
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2015, Regions had approximately $4.2 billion in cash on deposit with the Federal Reserve, up from approximately $2.3 billion at December 31, 2014 primarily due to strong deposit growth in the first quarter.
Regions’ borrowing availability with the Federal Reserve Bank as of March 31, 2015, based on assets pledged as collateral on that date, was $21.5 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2015, Regions’ borrowing availability from the FHLB totaled $10.0 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 3 "Securities" to the consolidated financial statements for additional information regarding these investments. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by Regions to issue various debt and/or equity securities. Regions also maintains a Bank Note program that allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. Refer to Note 12 "Long-Term Borrowings" to the consolidated financial statements in the 2014 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” and “Credit Risk” sections of the Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risk characteristics of each loan type.
INFORMATION SECURITY RISK
Operational risks comprise several elements, including information security risks. Information security risks such as evolving and adaptive cyber attacks, for large financial institutions such as Regions have generally increased in recent years and will continue to increase in part because of the proliferation of new technologies, the use of mobile devices, the internet, and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees. Regions spends significant resources on operational and information security. Regions is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). The FS-ISAC is a nonprofit organization and is funded entirely by its member firms and sponsors. The overall objective of FS-ISAC is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics. Regions also maintains a close working relationship with its regulators and law enforcement partners to keep them updated on pertinent risks.
Denial of service attacks, hacking or terrorist activities could disrupt the Company or the Company's customers' or other third parties' business operations. When attacks occur, Regions engages employees from all business groups, not just information technology, to combat these attacks.
Even if Regions successfully prevents data breaches to its own networks, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards impact Regions' financial results.
Regions will continue to commit the resources necessary to mitigate these growing risks, as well as continue to develop and enhance controls, processes and systems to protect our networks, computers, and data from attacks or unauthorized access. In addition, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $49 million in the first quarter of 2015 compared to $2 million during the first quarter of 2014. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.

NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended March 31		Change March 31, 2015 vs. March 31, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$161	$173	$(12)	(6.9)%
Card and ATM fees	85	79	6	7.6%
Investment management and trust fee income	51	49	2	4.1%
Mortgage income	40	40	—	—%
Insurance commissions and fees	35	30	5	16.7%
Bank-owned life insurance	20	19	1	5.3%
Capital markets fee income and other	20	13	7	53.8%
Commercial credit fee income	16	15	1	6.7%
Investment services fee income	12	10	2	20.0%
Securities gains, net	5	2	3	150.0%
Net revenue from affordable housing	2	1	1	100.0%
Other miscellaneous income	23	26	(3)	(11.5)%
	$470	$457	$13	2.8%

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The decrease during the first quarter of 2015 compared to the prior year was primarily due to continued changes in customer behavior, as well as a $9 million reduction of fees resulting from a product discontinuation that concluded in the fourth quarter of 2014.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in the first quarter of 2015 compared to 2014 was a result of increased checking accounts, as well as increased transactions driven in part by the continued migration of transactions from cash and checks to cards.  Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.
Insurance commissions and fees—Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. The increase in the current period was primarily due to the incremental impact of insurance agency lift outs, combined with organic growth in the insurance agency business.
Capital markets fee income and other—Capital markets fee income and other primarily relates to activities such as securities underwriting and placement, loan syndications, foreign exchange and customer derivatives. The increase in the first quarter of 2015 compared to 2014 was primarily due to higher broker-dealer volume.
Net revenue from affordable housing—Beginning in 2015, Regions adopted new accounting guidance that allows companies with qualified affordable housing tax credit investments to apply a proportional amortization method that recognizes the amortized cost of the investment as a component of income tax expense. The guidance requires retrospective application to all prior periods presented. Actual gains or losses resulting from the sale of these investments, cash distributions from the investments and any future impairment represent the only transactions that will continue to be reflected in this line item. Refer to Note 1 "Basis of Presentation" for additional information.

NON-INTEREST EXPENSE

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31		Change March 31, 2015 vs. March 31, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$458	$455	$3	0.7%
Net occupancy expense	91	93	(2)	(2.2)%
Furniture and equipment expense	71	70	1	1.4%
Professional, legal and regulatory expenses	19	35	(16)	(45.7)%
Outside services	31	27	4	14.8%
Marketing	26	24	2	8.3%
Deposit administrative fee	22	22	—	—%
Branch consolidation, property and equipment charges	22	6	16	266.7%
Loss on early extinguishment of debt	43	—	43	—%
Gain on sale of TDRs held for sale, net	—	(35)	35	(100.0)%
Other miscellaneous expenses	122	120	2	1.7%
	$905	$817	$88	10.8%

Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased slightly during the first quarter of 2015 when compared to the same period of 2014 primarily due to increases in base salaries reflecting the second quarter of 2014 merit increases, as well as, higher pension and health insurance expenses. These increases were partially offset by lower incentive expense. Headcount decreased from 23,687 at March 31, 2014 to 23,601 at March 31, 2015.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. These expenses decreased for the first quarter of 2015 when compared to the first quarter of 2014, primarily due to lower legal fees resulting from a declining case load and lower consulting expenses.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the first quarter of 2015 when compared to the first quarter of 2014. The increases were primarily due to the use of temporary staffing for compliance and regulatory related projects as well as increased servicing costs related to continued purchases of indirect loans from a third party.
Branch consolidation, property and equipment charges—Regions made the decision to close 50 branches in the fourth quarter of 2014. Valuation adjustments related to owned branches were immediately recorded in the fourth quarter of 2014. Accelerated depreciation and lease write-off charges are recorded through and at the actual branch close date. In the first quarter of 2015, the Company incurred approximately $13 million of related charges. An additional $9 million was recorded during the first quarter of 2015 related to other occupancy optimization efforts.
Loss on early extinguishment of debt—During the first quarter of 2015, the Company incurred an early extinguishment charge related to the execution of a tender offer for approximately $250 million of its 7.50 percent subordinated notes at Regions Bank. There were no debt extinguishments in 2014.
Gain on sale of TDRs held for sale, net—During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million net gain.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended March 31, 2015 was $95 million compared to income tax expense of $151 million for the same period in 2014, resulting in effective tax rates of 28.7 percent and 33.3 percent, respectively. The effective tax rate is lower in the current period as compared to the prior comparable period principally due to an income tax benefit of approximately $10 million related to net state deferred tax assets and the discrete impact of extinguishment charges incurred related to the redemption of certain subordinated notes. The state deferred tax benefit relates to an improved methodology implemented during the current period to estimate the effective state income tax rate.

The Company’s effective tax rate is affected by recurring items such as amortization related to its investments in affordable housing investments net of affordable housing tax credits and other tax benefits, bank-owned life insurance and tax-exempt income. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases. Accordingly, the comparability of the effective tax rate from period to period may be impacted.
In the first quarter of 2015, the Company adopted new accounting guidance that allows companies with affordable housing tax credit investments to apply a proportional amortization method that recognizes the cost of the investment as a component of income tax expense. This election resulted in an increase to income tax expense, and the resulting effective tax rate. Prior periods have been restated for this change. Refer to Note 1 "Basis of Presentation" for additional information.
At March 31, 2015, the Company reported a net deferred tax asset of $254 million, compared to $368 million at December 31, 2014. The decrease in the net deferred tax asset is primarily due to market valuation adjustments on securities available for sale and derivative instruments as well as decreases related to employee benefits.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The first quarter of 2015 loss from discontinued operations was primarily the result of legal fees incurred during the quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 73 through 76 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2015, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2015, is set forth in the following table.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2015	10,995,388	$9.01	10,995,388	$3,190,652
February 1-28, 2015	300,000	$9.07	300,000	$—
March 1-31, 2015	—	$—	—	$—
Total 1st Quarter	11,295,388	$9.01	11,295,388	$—
On April 24, 2014, Regions' Board of Directors authorized a $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. During the first quarter of 2015, Regions concluded the plan with the repurchase of approximately 11 million shares of common stock at a total cost of approximately $102 million.
On April 23, 2015, Regions' Board of Directors authorized a new $875 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. The Company began purchasing shares pursuant to this plan in April 2015, and as of May 5, 2015, Regions had repurchased approximately 7 million shares of common stock at a total cost of approximately $68 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
Restrictions on Dividends and Repurchase of Stock
Holders of Regions common stock are only entitled to receive such dividends as Regions’ Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of the holders of Regions preferred stock then outstanding.
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

10.1
Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 17, 2015.

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

DATE: May 6, 2015	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)