Form 10-Q
period 2015-06-30
REGIONS FINANCIAL CORP
filed 2015-08-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,324,907,149 shares of common stock, par value $.01, outstanding as of August 3, 2015.

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

•
Our ability to comply with applicable capital and liquidity requirements (including the Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms, and if we fail to meet requirements, our financial condition could be negatively impacted.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(In millions, except share data)
Assets
Cash and due from banks	$1,661	$1,601
Interest-bearing deposits in other banks	2,094	2,303
Federal funds sold and securities purchased under agreements to resell	—	100
Trading account securities	110	106
Securities held to maturity (estimated fair value of $2,093 and $2,209, respectively)	2,067	2,175
Securities available for sale	22,672	22,580
Loans held for sale (includes $466 and $440 measured at fair value, respectively)	511	541
Loans, net of unearned income	80,149	77,307
Allowance for loan losses	(1,115)	(1,103)
Net loans	79,034	76,204
Other interest-earning assets	70	89
Premises and equipment, net	2,147	2,193
Interest receivable	305	310
Goodwill	4,816	4,816
Residential mortgage servicing rights at fair value	268	257
Other identifiable intangible assets	268	275
Other assets	5,832	6,013
Total assets	$121,855	$119,563
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$33,810	$31,747
Interest-bearing	63,265	62,453
Total deposits	97,075	94,200
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	96	1,753
Other short-term borrowings	1,750	500
Total short-term borrowings	1,846	2,253
Long-term borrowings	3,602	3,462
Total borrowed funds	5,448	5,715
Other liabilities	2,433	2,775
Total liabilities	104,956	102,690
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	852	884
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,371,885,146 and 1,395,204,638 shares, respectively	14	14
Additional paid-in capital	18,355	18,767
Retained earnings (deficit)	(658)	(1,177)
Treasury stock, at cost—41,262,678 and 41,262,645 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(287)	(238)
Total stockholders’ equity	16,899	16,873
Total liabilities and stockholders’ equity	$121,855	$119,563

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions, except per share data)
Interest income on:
Loans, including fees	$728	$737	$1,453	$1,469
Securities - taxable	149	156	302	310
Loans held for sale	4	4	7	12
Trading account securities	1	—	4	2
Other interest-earning assets	1	3	3	5
Total interest income	883	900	1,769	1,798
Interest expense on:
Deposits	27	25	55	52
Short-term borrowings	1	1	1	1
Long-term borrowings	35	51	78	106
Total interest expense	63	77	134	159
Net interest income	820	823	1,635	1,639
Provision for loan losses	63	35	112	37
Net interest income after provision for loan losses	757	788	1,523	1,602
Non-interest income:
Service charges on deposit accounts	168	174	329	347
Card and ATM fees	90	84	175	163
Mortgage income	46	43	86	83
Securities gains (losses), net	6	6	11	8
Other	280	168	459	331
Total non-interest income	590	475	1,060	932
Non-interest expense:
Salaries and employee benefits	477	443	935	898
Net occupancy expense	89	90	180	183
Furniture and equipment expense	76	70	147	140
Other	292	217	577	416
Total non-interest expense	934	820	1,839	1,637
Income from continuing operations before income taxes	413	443	744	897
Income tax expense	124	148	219	299
Income from continuing operations	289	295	525	598
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(6)	2	(10)	21
Income tax expense (benefit)	(2)	1	(4)	8
Income (loss) from discontinued operations, net of tax	(4)	1	(6)	13
Net income	$285	$296	$519	$611
Net income from continuing operations available to common shareholders	$273	$287	$493	$582
Net income available to common shareholders	$269	$288	$487	$595
Weighted-average number of shares outstanding:
Basic	1,335	1,378	1,340	1,378
Diluted	1,346	1,390	1,352	1,390
Earnings per common share from continuing operations:
Basic	$0.20	$0.21	$0.37	$0.42
Diluted	0.20	0.21	0.36	0.42
Earnings per common share:
Basic	$0.20	$0.21	$0.36	$0.43
Diluted	0.20	0.21	0.36	0.43
Cash dividends declared per common share	0.06	0.05	0.11	0.08

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2015	2014
	(In millions)
Net income	$285	$296
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2) and ($2) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($94) and $91 tax effect, respectively)	(152)	151
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and $2 tax effect, respectively)	4	4
Net change in unrealized gains (losses) on securities available for sale, net of tax	(156)	147
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($3) and $26 tax effect, respectively)	(4)	41
Less: reclassification adjustments for gains (losses) realized in net income (net of $13 and $11 tax effect, respectively)	21	18
Net change in unrealized gains (losses) on derivative instruments, net of tax	(25)	23
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $2 tax effect, respectively)	—	1
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, (net of ($5) and ($2) tax effect, respectively)	(7)	(4)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	5
Other comprehensive income (loss), net of tax	(172)	177
Comprehensive income	$113	$473

	Six Months Ended June 30
	2015	2014
	(In millions)
Net income	$519	$611
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($3) and ($3) tax effect, respectively)	(4)	(4)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	4	4
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($45) and $140 tax effect, respectively)	(72)	230
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $4 and $3 tax effect, respectively)	7	5
Net change in unrealized gains (losses) on securities available for sale, net of tax	(79)	225
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $32 and $40 tax effect, respectively)	54	64
Less: reclassification adjustments for gains (losses) realized in net income (net of $25 and $22 tax effect, respectively)	42	35
Net change in unrealized gains (losses) on derivative instruments, net of tax	12	29
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $2 tax effect, respectively)	(1)	1
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of($9) and $(4) tax effect, respectively)	(15)	(8)
Net change from defined benefit pension plans and other post employment benefits, net of tax	14	9
Other comprehensive income (loss), net of tax	(49)	267
Comprehensive income	$470	$878
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2014	1	$450	1,378	$14	$19,216	$(2,324)	$(1,377)	$(319)	$15,660
Net income	—	—	—	—	—	611	—	—	611
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	225	225
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	29	29
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	9	9
Cash dividends declared—$0.08 per share	—	—	—	—	(111)	—	—	—	(111)
Preferred stock dividends	—	(16)	—	—	—	—	—	—	(16)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series B, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	486	—	—	—	—	—	—	486
Common stock transactions:
Impact of share repurchase	—	—	(1)	—	(8)	—	—	—	(8)
Impact of stock transactions under compensation plans, net	—	—	1	—	24	—	—	—	24
BALANCE AT JUNE 30, 2014	1	$920	1,378	$14	$19,121	$(1,713)	$(1,377)	$(52)	$16,913

BALANCE AT JANUARY 1, 2015	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	519	—	—	519
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(79)	(79)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	12	12
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	14	14
Cash dividends declared—$0.11 per share	—	—	—	—	(147)	—	—	—	(147)
Preferred stock dividends	—	(32)	—	—	—	—	—	—	(32)
Common stock transactions:
Impact of share repurchase	—	—	(28)	—	(274)	—	—	—	(274)
Impact of stock transactions under compensation plans, net	—	—	5	—	9	—	—	—	9
BALANCE AT JUNE 30, 2015	1	$852	1,331	$14	$18,355	$(658)	$(1,377)	$(287)	$16,899

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2015	2014
	(In millions)
Operating activities:
Net income	$519	$611
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	112	37
Depreciation, amortization and accretion, net	252	248
Securities (gains) losses, net	(11)	(8)
Deferred income tax expense	40	167
Originations and purchases of loans held for sale	(1,224)	(1,204)
Proceeds from sales of loans held for sale	1,295	1,201
Gain on TDRs held for sale, net	—	(35)
(Gain) loss on sale of loans, net	(48)	(20)
(Gain) loss on early extinguishment of debt	43	—
Net change in operating assets and liabilities:
Trading account securities	(4)	11
Other interest-earning assets	19	21
Interest receivable and other assets	91	(351)
Other liabilities	(347)	60
Other	30	5
Net cash from operating activities	767	743
Investing activities:
Proceeds from maturities of securities held to maturity	109	79
Proceeds from sales of securities available for sale	828	1,004
Proceeds from maturities of securities available for sale	1,911	1,481
Purchases of securities available for sale	(2,860)	(2,452)
Proceeds from sales of loans	49	635
Purchases of loans	(547)	(518)
Net change in loans	(2,565)	(1,686)
Net purchases of premises and equipment and other assets	(74)	(95)
Net cash from investing activities	(3,149)	(1,552)
Financing activities:
Net change in deposits	2,875	1,369
Net change in short-term borrowings	(407)	(364)
Proceeds from long-term borrowings	1,248	—
Payments on long-term borrowings	(1,142)	(1,004)
Cash dividends on common stock	(147)	(111)
Cash dividends on preferred stock	(32)	(16)
Repurchase of common stock	(274)	(8)
Net proceeds from issuance of preferred stock	—	486
Other	12	3
Net cash from financing activities	2,133	355
Net change in cash and cash equivalents	(249)	(454)
Cash and cash equivalents at beginning of year	4,004	5,273
Cash and cash equivalents at end of period	$3,755	$4,819

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2015 and 2014
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
Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. For investments that met the criteria specified in the guidance, Regions elected to use the proportional amortization method. Under this method, the initial investment was amortized in proportion to the actual tax credits and other tax benefits to be received in the current period as compared to the total tax credits and other tax benefits expected to be received over the life of the investment. The amortization and tax benefits were included as a component of income tax expense. The guidance required retrospective application. All prior period amounts impacted by this guidance were revised. The cumulative effect of the retrospective application was a $116 million decrease to retained earnings (deficit), a $22 million increase to other interest-earning assets and a $138 million decrease to other assets. The Company's total investments in qualified affordable housing projects were $897 million and $818 million at June 30, 2015 and December 31, 2014, respectively. These investments are reflected in other assets on Regions' consolidated balance sheets. The Company recognized $51 million and $45 million of amortization expense and $58 million and $50 million of tax credits related to these investments during the six months ended June 30, 2015 and 2014, respectively. The Company also recognized $11 million of other tax benefits related to these investments for both six months ended June 30, 2015 and 2014.
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

The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses	$5	$(3)	$9	$(22)
Other	1	1	1	1
Total non-interest expense	6	(2)	10	(21)
Income (loss) from discontinued operations before income taxes	(6)	2	(10)	21
Income tax expense (benefit)	(2)	1	(4)	8
Income (loss) from discontinued operations, net of tax	$(4)	$1	$(6)	$13
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$0.00	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.01
NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	June 30, 2015
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(11)	339	8	—	347
Mortgage-backed securities:
Residential agency	1,597	—	(67)	1,530	22	(2)	1,550
Commercial agency	202	—	(5)	197	—	(2)	195
	$2,150	$—	$(83)	$2,067	$30	$(4)	$2,093

Securities available for sale:
U.S. Treasury securities	$180	$1	$—	$181			$181
Federal agency securities	225	3	—	228			228
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	15,793	225	(76)	15,942			15,942
Residential non-agency	6	—	—	6			6
Commercial agency	2,167	17	(8)	2,176			2,176
Commercial non-agency	1,479	11	(9)	1,481			1,481
Corporate and other debt securities	1,823	20	(39)	1,804			1,804
Equity securities	841	11	—	852			852
	$22,516	$288	$(132)	$22,672			$22,672

	December 31, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(12)	338	6	—	344
Mortgage-backed securities:
Residential agency	1,698	—	(71)	1,627	35	(1)	1,661
Commercial agency	216	—	(7)	209	—	(6)	203
	$2,265	$—	$(90)	$2,175	$41	$(7)	$2,209

Securities available for sale:
U.S. Treasury securities	$176	$—	$—	$176			$176
Federal agency securities	233	2	—	235			235
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	15,788	283	(33)	16,038			16,038
Residential non-agency	7	1	—	8			8
Commercial agency	1,959	14	(9)	1,964			1,964
Commercial non-agency	1,489	14	(9)	1,494			1,494
Corporate and other debt securities	1,980	36	(26)	1,990			1,990
Equity securities	662	12	(1)	673			673
	$22,296	$362	$(78)	$22,580			$22,580
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

	June 30, 2015	December 31, 2014
	(In millions)
Federal Reserve Bank	$484	$488
Federal Home Loan Bank	144	39
Securities with carrying values of $12.7 billion and $12.1 billion at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Of the $12.7 billion and the $12.1 billion securities pledged, approximately $12 million and zero represents encumbered U.S. Treasury securities at June 30, 2015 and December 31, 2014, respectively.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	351	348
Due after five years through ten years	—	—
Mortgage-backed securities:
Residential agency	1,597	1,550
Commercial agency	202	195
	$2,150	$2,093
Securities available for sale:
Due in one year or less	$101	$102
Due after one year through five years	830	839
Due after five years through ten years	1,007	992
Due after ten years	292	282
Mortgage-backed securities:
Residential agency	15,793	15,942
Residential non-agency	6	6
Commercial agency	2,167	2,176
Commercial non-agency	1,479	1,481
Equity securities	841	852
	$22,516	$22,672
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at June 30, 2015 and December 31, 2014. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$149	$(1)	$198	$(2)	$347	$(3)
Mortgage-backed securities:
Residential agency	346	(8)	1,203	(39)	1,549	(47)
Commercial agency	—	—	195	(7)	195	(7)
	$495	$(9)	$1,596	$(48)	$2,091	$(57)

Securities available for sale:
U.S. Treasury securities	$7	$—	$8	$—	$15	$—
Federal agency securities	—	—	4	—	4	—
Mortgage-backed securities:
Residential agency	4,955	(57)	940	(19)	5,895	(76)
Commercial agency	528	(6)	228	(2)	756	(8)
Commercial non-agency	562	(6)	237	(3)	799	(9)
All other securities	743	(21)	273	(18)	1,016	(39)
	$6,795	$(90)	$1,690	$(42)	$8,485	$(132)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$—	$—	$344	$(6)	$344	$(6)
Mortgage-backed securities:
Residential agency	—	—	1,659	(37)	1,659	(37)
Commercial agency	—	—	203	(13)	203	(13)
	$—	$—	$2,206	$(56)	$2,206	$(56)

Securities available for sale:
U.S. Treasury securities	$74	$—	$3	$—	$77	$—
Federal agency securities	—	—	3	—	3	—
Mortgage-backed securities:
Residential agency	1,178	(5)	2,587	(28)	3,765	(33)
Commercial agency	464	(4)	316	(5)	780	(9)
Commercial non-agency	242	(1)	500	(8)	742	(9)
All other securities	400	(7)	455	(20)	855	(27)
	$2,358	$(17)	$3,864	$(61)	$6,222	$(78)
The number of individual securities in an unrealized loss position in the tables above increased from 827 at December 31, 2014 to 895 at June 30, 2015. The increase in the number of securities and the total amount of unrealized losses from year-end 2014 was primarily due to changes in interest rates, and credit spreads in certain instances. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions)
Gross realized gains	$9	$13	$14	$16
Gross realized losses	(3)	(5)	(3)	(6)
Other-than-temporary-impairment ("OTTI")	—	(2)	—	(2)
Securities gains, net	$6	$6	$11	$8

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2015	December 31, 2014
	(In millions, net of unearned income)
Commercial and industrial	$35,347	$32,732
Commercial real estate mortgage—owner-occupied	7,797	8,263
Commercial real estate construction—owner-occupied	448	407
Total commercial	43,592	41,402
Commercial investor real estate mortgage	4,509	4,680
Commercial investor real estate construction	2,419	2,133
Total investor real estate	6,928	6,813
Residential first mortgage	12,589	12,315
Home equity	10,899	10,932
Indirect—vehicles	3,782	3,642
Indirect—other consumer	383	206
Consumer credit card	992	1,009
Other consumer	984	988
Total consumer	29,629	29,092
	$80,149	$77,307
During the three months ended June 30, 2015 and 2014, Regions purchased approximately $291 million and $272 million, respectively, in indirect-vehicles and indirect-other consumer loans from third parties. During the six months ended June 30, 2015 and 2014, the comparable loan purchase amounts were approximately $547 million and $518 million, respectively.
At June 30, 2015, $13.3 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At June 30, 2015, an additional $31.1 billion of loans held by Regions were pledged to the Federal Reserve Bank.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2014, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2015 and 2014. The total allowance for loan losses and the related loan portfolio ending balances as of June 30, 2015 and 2014 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all troubled debt restructurings ("TDRs"). The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended June 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2015	$696	$125	$277	$1,098
Provision (credit) for loan losses	51	(3)	15	63
Loan losses:
Charge-offs	(25)	(4)	(57)	(86)
Recoveries	18	5	17	40
Net loan losses	(7)	1	(40)	(46)
Allowance for loan losses, June 30, 2015	740	123	252	1,115
Reserve for unfunded credit commitments, April 1, 2015	58	8	—	66
Provision (credit) for unfunded credit losses	1	(3)	—	(2)
Reserve for unfunded credit commitments, June 30, 2015	59	5	—	64
Allowance for credit losses, June 30, 2015	$799	$128	$252	$1,179

	Three Months Ended June 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2014	$692	$208	$361	$1,261
Provision (credit) for loan losses	39	(18)	14	35
Loan losses:
Charge-offs	(40)	(7)	(63)	(110)
Recoveries	14	7	22	43
Net loan losses	(26)	—	(41)	(67)
Allowance for loan losses, June 30, 2014	705	190	334	1,229
Reserve for unfunded credit commitments, April 1, 2014	63	11	4	78
Provision (credit) for unfunded credit losses	11	1	(1)	11
Reserve for unfunded credit commitments, June 30, 2014	74	12	3	89
Allowance for credit losses, June 30, 2014	$779	$202	$337	$1,318

	Six Months Ended June 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	110	(28)	30	112
Loan losses:
Charge-offs	(59)	(12)	(116)	(187)
Recoveries	35	13	39	87
Net loan losses	(24)	1	(77)	(100)
Allowance for loan losses, June 30, 2015	740	123	252	1,115
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	2	(3)	—	(1)
Reserve for unfunded credit commitments, June 30, 2015	59	5	—	64
Allowance for credit losses, June 30, 2015	$799	$128	$252	$1,179
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$189	$42	$69	$300
Collectively evaluated for impairment	551	81	183	815
Total allowance for loan losses	$740	$123	$252	$1,115
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$722	$264	$845	$1,831
Collectively evaluated for impairment	42,870	6,664	28,784	78,318
Total loans evaluated for impairment	$43,592	$6,928	$29,629	$80,149

	Six Months Ended June 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	44	(45)	38	37
Loan losses:
Charge-offs	(81)	(16)	(137)	(234)
Recoveries	31	15	39	85
Net loan losses	(50)	(1)	(98)	(149)
Allowance for loan losses, June 30, 2014	705	190	334	1,229
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	11	—	—	11
Reserve for unfunded credit commitments, June 30, 2014	74	12	3	89
Allowance for credit losses, June 30, 2014	$779	$202	$337	$1,318
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$212	$92	$82	$386
Collectively evaluated for impairment	493	98	252	843
Total allowance for loan losses	$705	$190	$334	$1,229
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$846	$523	$858	$2,227
Collectively evaluated for impairment	39,898	6,450	27,938	74,286
Total loans evaluated for impairment	$40,744	$6,973	$28,796	$76,513

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
Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Indirect-other consumer lending represents other point of sale lending through third parties. Consumer credit card includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2015 and December 31, 2014. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,741	$608	$701	$297	$35,347
Commercial real estate mortgage—owner-occupied	6,942	331	321	203	7,797
Commercial real estate construction—owner-occupied	413	20	11	4	448
Total commercial	$41,096	$959	$1,033	$504	$43,592
Commercial investor real estate mortgage	$4,119	$173	$154	$63	$4,509
Commercial investor real estate construction	2,355	31	31	2	2,419
Total investor real estate	$6,474	$204	$185	$65	$6,928

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,503	$86	$12,589
Home equity			10,803	96	10,899
Indirect—vehicles			3,782	—	3,782
Indirect—other consumer			383	—	383
Consumer credit card			992	—	992
Other consumer			984	—	984
Total consumer			$29,447	$182	$29,629
					$80,149

	December 31, 2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$31,492	$626	$362	$252	$32,732
Commercial real estate mortgage—owner-occupied	7,425	315	285	238	8,263
Commercial real estate construction—owner-occupied	387	9	8	3	407
Total commercial	$39,304	$950	$655	$493	$41,402
Commercial investor real estate mortgage	$4,152	$234	$171	$123	$4,680
Commercial investor real estate construction	2,060	22	49	2	2,133
Total investor real estate	$6,212	$256	$220	$125	$6,813

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,206	$109	$12,315
Home equity			10,830	102	10,932
Indirect—vehicles			3,642	—	3,642
Indirect—other consumer			206	—	206
Consumer credit card			1,009	—	1,009
Other consumer			988	—	988
Total consumer			$28,881	$211	$29,092
					$77,307

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$9	$14	$3	$26	$35,050	$297	$35,347
Commercial real estate mortgage—owner-occupied	32	6	2	40	7,594	203	7,797
Commercial real estate construction—owner-occupied	—	—	—	—	444	4	448
Total commercial	41	20	5	66	43,088	504	43,592
Commercial investor real estate mortgage	14	4	1	19	4,446	63	4,509
Commercial investor real estate construction	—	—	—	—	2,417	2	2,419
Total investor real estate	14	4	1	19	6,863	65	6,928
Residential first mortgage	91	56	212	359	12,503	86	12,589
Home equity	54	30	61	145	10,803	96	10,899
Indirect—vehicles	36	10	6	52	3,782	—	3,782
Indirect—other consumer	1	—	—	1	383	—	383
Consumer credit card	6	4	11	21	992	—	992
Other consumer	11	3	4	18	984	—	984
Total consumer	199	103	294	596	29,447	182	29,629
	$254	$127	$300	$681	$79,398	$751	$80,149

	December 31, 2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$16	$7	$7	$30	$32,480	$252	$32,732
Commercial real estate mortgage—owner-occupied	21	13	5	39	8,025	238	8,263
Commercial real estate construction—owner-occupied	1	—	—	1	404	3	407
Total commercial	38	20	12	70	40,909	493	41,402
Commercial investor real estate mortgage	17	3	3	23	4,557	123	4,680
Commercial investor real estate construction	—	—	—	—	2,131	2	2,133
Total investor real estate	17	3	3	23	6,688	125	6,813
Residential first mortgage	99	64	247	410	12,206	109	12,315
Home equity	73	38	63	174	10,830	102	10,932
Indirect—vehicles	43	10	7	60	3,642	—	3,642
Indirect—other consumer	—	—	—	—	206	—	206
Consumer credit card	8	5	12	25	1,009	—	1,009
Other consumer	13	4	3	20	988	—	988
Total consumer	236	121	332	689	28,881	211	29,092
	$291	$144	$347	$782	$76,478	$829	$77,307

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of June 30, 2015 and December 31, 2014. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$335	$39	$296	$64	$232	$94	39.7%
Commercial real estate mortgage—owner-occupied	221	18	203	37	166	60	35.3
Commercial real estate construction—owner-occupied	4	—	4	—	4	2	50.0
Total commercial	560	57	503	101	402	156	38.0
Commercial investor real estate mortgage	97	34	63	20	43	15	50.5
Commercial investor real estate construction	11	9	2	—	2	1	90.9
Total investor real estate	108	43	65	20	45	16	54.6
Residential first mortgage	65	21	44	—	44	6	41.5
Home equity	21	6	15	—	15	—	28.6
Total consumer	86	27	59	—	59	6	38.4
	$754	$127	$627	$121	$506	$178	40.5%

	Accruing Impaired Loans As of June 30, 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$86	$2	$84	$15	19.8%
Commercial real estate mortgage—owner-occupied	144	10	134	18	19.4
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	231	12	219	33	19.5
Commercial investor real estate mortgage	176	7	169	21	15.9
Commercial investor real estate construction	30	—	30	5	16.7
Total investor real estate	206	7	199	26	16.0
Residential first mortgage	439	12	427	55	15.3
Home equity	349	7	342	8	4.3
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	14	—	14	—	—
Total consumer	805	19	786	63	10.2
	$1,242	$38	$1,204	$122	12.9%

	Total Impaired Loans As of June 30, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$421	$41	$380	$64	$316	$109	35.6%
Commercial real estate mortgage—owner-occupied	365	28	337	37	300	78	29.0
Commercial real estate construction—owner-occupied	5	—	5	—	5	2	40.0
Total commercial	791	69	722	101	621	189	32.6
Commercial investor real estate mortgage	273	41	232	20	212	36	28.2
Commercial investor real estate construction	41	9	32	—	32	6	36.6
Total investor real estate	314	50	264	20	244	42	29.3
Residential first mortgage	504	33	471	—	471	61	18.7
Home equity	370	13	357	—	357	8	5.7
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	14	—	14	—	14	—	—
Total consumer	891	46	845	—	845	69	12.9
	$1,996	$165	$1,831	$121	$1,710	$300	23.3%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$286	$36	$250	$11	$239	$83	41.6%
Commercial real estate mortgage—owner-occupied	267	29	238	43	195	69	36.7
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	556	65	491	54	437	153	39.2
Commercial investor real estate mortgage	162	39	123	26	97	30	42.6
Commercial investor real estate construction	3	1	2	—	2	1	66.7
Total investor real estate	165	40	125	26	99	31	43.0
Residential first mortgage	79	26	53	—	53	7	41.8
Home equity	22	7	15	—	15	1	36.4
Total consumer	101	33	68	—	68	8	40.6
	$822	$138	$684	$80	$604	$192	40.1%

	Accruing Impaired Loans As of December 31, 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$102	$3	$99	$17	19.6%
Commercial real estate mortgage—owner-occupied	162	10	152	16	16.0
Total commercial	264	13	251	33	17.4
Commercial investor real estate mortgage	267	8	259	28	13.5
Commercial investor real estate construction	33	—	33	6	18.2
Total investor real estate	300	8	292	34	14.0
Residential first mortgage	426	11	415	57	16.0
Home equity	359	6	353	13	5.3
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	17	—	17	—	—
Total consumer	805	17	788	70	10.8
	$1,369	$38	$1,331	$137	12.8%

	Total Impaired Loans As of December 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$388	$39	$349	$11	$338	$100	35.8%
Commercial real estate mortgage—owner-occupied	429	39	390	43	347	85	28.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	820	78	742	54	688	186	32.2
Commercial investor real estate mortgage	429	47	382	26	356	58	24.5
Commercial investor real estate construction	36	1	35	—	35	7	22.2
Total investor real estate	465	48	417	26	391	65	24.3
Residential first mortgage	505	37	468	—	468	64	20.0
Home equity	381	13	368	—	368	14	7.1
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	17	—	17	—	17	—	—
Total consumer	906	50	856	—	856	78	14.1
	$2,191	$176	$2,015	$80	$1,935	$329	23.0%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2015 and 2014. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$398	$2	$382	$2	$378	$3	$424	$5
Commercial real estate mortgage—owner-occupied	348	2	499	3	364	5	505	7
Commercial real estate construction—owner-occupied	4	—	38	—	4	—	40	—
Total commercial	750	4	919	5	746	8	969	12
Commercial investor real estate mortgage	257	3	529	6	294	6	575	14
Commercial investor real estate construction	32	—	74	1	32	1	80	2
Total investor real estate	289	3	603	7	326	7	655	16
Residential first mortgage	474	4	454	3	475	8	456	7
Home equity	358	4	383	5	360	9	385	10
Indirect—vehicles	1	—	1	—	1	—	1	—
Consumer credit card	2	—	2	—	2	—	2	—
Other consumer	15	—	22	1	15	—	23	1
Total consumer	850	8	862	9	853	17	867	18
Total impaired loans	$1,889	$15	$2,384	$21	$1,925	$32	$2,491	$46

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
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At June 30, 2015, approximately $49 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At June 30, 2015, approximately $8 million in home equity first lien TDRs were in excess of 180 days past due and approximately $4 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $154 million and $209 million for the six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	62	$45	$1
Commercial real estate mortgage—owner-occupied	61	37	1
Total commercial	123	82	2
Commercial investor real estate mortgage	31	15	—
Commercial investor real estate construction	12	6	—
Total investor real estate	43	21	—
Residential first mortgage	96	20	3
Home equity	187	9	—
Consumer credit card	41	1	—
Indirect—vehicles and other consumer	109	1	—
Total consumer	433	31	3
	599	$134	$5

	Three Months Ended June 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	58	$70	$2
Commercial real estate mortgage—owner-occupied	72	77	2
Commercial real estate construction—owner-occupied	2	2	—
Total commercial	132	149	4
Commercial investor real estate mortgage	52	101	4
Commercial investor real estate construction	13	8	—
Total investor real estate	65	109	4
Residential first mortgage	139	21	3
Home equity	185	10	—
Consumer credit card	32	—	—
Indirect—vehicles and other consumer	66	1	—
Total consumer	422	32	3
	619	$290	$11

	Six Months Ended June 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	103	$102	$2
Commercial real estate mortgage—owner-occupied	103	62	2
Total commercial	206	164	4
Commercial investor real estate mortgage	60	39	1
Commercial investor real estate construction	13	7	—
Total investor real estate	73	46	1
Residential first mortgage	229	52	7
Home equity	312	15	—
Consumer credit card	73	1	—
Indirect—vehicles and other consumer	196	2	—
Total consumer	810	70	7
	1,089	$280	$12

	Six Months Ended June 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	149	$164	$2
Commercial real estate mortgage—owner-occupied	157	147	3
Commercial real estate construction—owner-occupied	3	3	—
Total commercial	309	314	5
Commercial investor real estate mortgage	150	208	4
Commercial investor real estate construction	28	15	—
Total investor real estate	178	223	4
Residential first mortgage	264	45	7
Home equity	339	20	—
Consumer credit card	64	—	—
Indirect—vehicles and other consumer	117	2	—
Total consumer	784	67	7
	1,271	$604	$16
Defaulted TDRs
The following table presents by portfolio segment and class TDRs that defaulted during the three and six months ended June 30, 2015 and 2014, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$3	$4	$4	$46
Commercial real estate mortgage—owner-occupied	2	4	3	7
Total commercial	5	8	7	53
Commercial investor real estate mortgage	—	2	1	4
Commercial investor real estate construction	—	—	—	1
Total investor real estate	—	2	1	5
Residential first mortgage	5	3	8	12
Home equity	1	1	1	2
Total consumer	6	4	9	14
	$11	$14	$17	$72
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At June 30, 2015, approximately $36 million of commercial and investor real estate loans modified in a TDR during the three months ended June 30, 2015 were on non-accrual status. Less than $1 million of this amount was 90 days past due.
At June 30, 2015, Regions had restructured binding unfunded commitments totaling $84 million where a concession was granted and the borrower was in financial difficulty.

NOTE 5. SERVICING OF FINANCIAL ASSETS
RESIDENTIAL MORTGAGE BANKING ACTIVITIES
The fair value of residential mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of residential mortgage servicing rights. The Company compares fair value estimates and assumptions to observable market data when available, and also considers recent market activity and actual portfolio experience.
The table below presents an analysis of residential mortgage servicing rights under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions)
Carrying value, beginning of period	$239	$288	$257	$297
Additions	12	7	19	15
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	28	(10)	11	(20)
Economic amortization associated with borrower repayments	(11)	(9)	(19)	(16)
Carrying value, end of period	$268	$276	$268	$276
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Prior to the fourth quarter of 2014, this line item reflected total loan payoffs only, while partial paydowns were included in the "Due to change in valuation inputs or assumptions" line item. The 2014 three and six months ended amount disclosed in the table has been reclassified to reflect the revised presentation.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential mortgage servicing rights (excluding related derivative instruments) are as follows:

	June 30
	2015	2014
	(Dollars in millions)
Unpaid principal balance	$26,637	$27,261
Weighted-average prepayment speed (CPR; percentage)	10.0%	10.4%
Estimated impact on fair value of a 10% increase	$(15)	$(14)
Estimated impact on fair value of a 20% increase	$(27)	$(27)
Option-adjusted spread (basis points)	998	888
Estimated impact on fair value of a 10% increase	$(11)	$(9)
Estimated impact on fair value of a 20% increase	$(21)	$(18)
Weighted-average coupon interest rate	4.4%	4.5%
Weighted-average remaining maturity (months)	279	278
Weighted-average servicing fee (basis points)	27.8	27.8
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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions)
Servicing related fees and other ancillary income	$20	$22	$41	$43
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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions)
Beginning balance	$26	$39	$26	$39
Additions (reductions), net	(5)	(2)	(4)	1
Losses	(1)	(3)	(2)	(6)
Ending balance	$20	$34	$20	$34

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
As of June 30, 2015, the DUS servicing portfolio remained at approximately $1.0 billion, the related commercial mortgage servicing rights were valued at approximately $12 million, due to new loan originations, and the loss share guarantee was valued at approximately $2 million.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Corporate Bank	$2,258	$2,258
Consumer Bank	2,095	2,095
Wealth Management	463	463
	$4,816	$4,816
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

During the second quarter of 2015, Regions assessed events and circumstances for all three reporting units as of June 30, 2015 and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
Results of the 2014 annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying values as of June 30, 2015. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2015 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						June 30, 2015	December 31, 2014
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$403	$419
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	449	465
					$1,000	$852	$884
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during the first and second quarters of 2015 and 2014. Series B Preferred Stock dividends were $8 million for the first and second quarters of 2015. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
COMMON STOCK
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 23, 2015, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015, as well as the authorization of a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. During the second quarter of 2015, Regions repurchased approximately 17 million shares of common stock at a total cost of approximately $172 million. The Company continued to repurchase shares under this plan in the third quarter of 2015, and as of August 4, 2015, Regions had additional repurchases of approximately 10 million shares of common stock at a total cost of approximately $101 million. All common shares repurchased under this plan were immediately retired and therefore will not be included in treasury stock.
As part of its 2014 CCAR submission, Regions' Board of Directors approved an increase to its quarterly common stock dividend from $0.03 per share to $0.05 per share effective with the quarterly dividend paid in July 2014, as well as a $350 million common stock repurchase plan. The Company closed out this repurchase plan in the first quarter of 2015, repurchasing an additional approximately 11 million shares of common stock at a total cost of approximately $102 million. These shares were immediately retired and therefore are not included in treasury stock.
The Board of Directors declared a $0.06 per share cash dividend on common stock for the second quarter of 2015, and a $0.05 per share cash dividend for the first quarter of 2015, totaling $0.11 per share cash dividend for the first six months of 2015. The Board of Directors declared a $0.05 per share cash dividend on common stock for the second quarter of 2014, and a $0.03 per share cash dividend for the first quarter of 2014, totaling $0.08 per share cash dividend for the first six months of 2014.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables:

	Three Months Ended June 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(53)	$252	$70	$(384)	$(115)
Net change	2	(156)	(25)	7	(172)
End of period	$(51)	$96	$45	$(377)	$(287)

	Three Months Ended June 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(62)	$56	$21	$(244)	$(229)
Net change	2	147	23	5	177
End of period	$(60)	$203	$44	$(239)	$(52)

	Six Months Ended June 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(55)	$175	$33	$(391)	$(238)
Net change	4	(79)	12	14	(49)
End of period	$(51)	$96	$45	$(377)	$(287)

	Six Months Ended June 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(64)	$(22)	$15	$(248)	$(319)
Net change	4	225	29	9	267
End of period	$(60)	$203	$44	$(239)	$(52)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(4)	$(4)	Net interest income
	2	2	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$6	$6	Securities gains, net
	(2)	(2)	Tax (expense) or benefit
	$4	$4	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$34	$29	Net interest income
	(13)	(11)	Tax (expense) or benefit
	$21	$18	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$—	$(1)	(2)
Actuarial gains (losses)	(12)	(5)	(2)
	(12)	(6)	Total before tax
	5	2	Tax (expense) or benefit
	$(7)	$(4)	Net of tax

Total reclassifications for the period	$16	$16	Net of tax

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(7)	$(7)	Net interest income
	3	3	Tax (expense) or benefit
	$(4)	$(4)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$11	$8	Securities gains, net
	(4)	(3)	Tax (expense) or benefit
	$7	$5	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$67	$57	Net interest income
	(25)	(22)	Tax (expense) or benefit
	$42	$35	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$—	$(1)	(2)
Actuarial gains/(losses)	(24)	(11)	(2)
	(24)	(12)	Total before tax
	9	4	Tax (expense) or benefit
	$(15)	$(8)	Net of tax

Total reclassifications for the period	$30	$28	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$289	$295	$525	$598
Preferred stock dividends	(16)	(8)	(32)	(16)
Income from continuing operations available to common shareholders	273	287	493	582
Income (loss) from discontinued operations, net of tax	(4)	1	(6)	13
Net income available to common shareholders	$269	$288	$487	$595
Denominator:
Weighted-average common shares outstanding—basic	1,335	1,378	1,340	1,378
Potential common shares	11	12	12	12
Weighted-average common shares outstanding—diluted	1,346	1,390	1,352	1,390
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.20	$0.21	$0.37	$0.42
Diluted	0.20	0.21	0.36	0.42
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.00)	0.00	(0.00)	0.01
Diluted	(0.00)	0.00	(0.00)	0.01
Earnings per common share(1):
Basic	0.20	0.21	0.36	0.43
Diluted	0.20	0.21	0.36	0.43
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three and six months ended June 30, 2015 due to a net loss.
The effect from the assumed exercise of 30 million and 29 million stock options for the three and six months ended June 30, 2015, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 23 million and 24 million stock options for the three and six months ended June 30, 2014, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the shareholders of the Company approved the Regions Financial Corporation 2015 Long Term Incentive Plan ("2015 LTIP"), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board of Directors, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 54 million at June 30, 2015.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Six Months Ended June 30
	2015		2014
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	25,316,676	$23.07	32,127,235	$22.81
Exercised	(291,460)	6.96	(1,852,880)	4.11
Canceled/Forfeited	(5,301,942)	31.95	(4,386,408)	30.48
Outstanding at end of period	19,723,274	$20.92	25,887,947	$22.85
Exercisable at end of period	19,723,274	$20.92	25,843,106	$22.87
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Six Months Ended June 30
	2015		2014
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	18,427,409	$8.07	16,212,198	$6.83
Granted	6,603,342	9.90	5,345,093	11.22
Vested	(7,968,049)	6.01	(2,471,617)	6.83
Forfeited	(371,998)	8.18	(178,505)	7.42
Non-vested at end of period	16,690,704	$9.50	18,907,169	$8.06

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
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended June 30
	2015	2014	2015	2014	2015	2014
	(In millions)
Service cost	$10	$8	$2	$1	$12	$9
Interest cost	21	22	2	2	23	24
Expected return on plan assets	(38)	(35)	—	—	(38)	(35)
Amortization of actuarial loss	11	5	1	—	12	5
Amortization of prior service cost	—	—	—	1	—	1
Settlement charge	—	—	—	3	—	3
Net periodic pension cost	$4	$—	$5	$7	$9	$7

	Qualified Plan		Non-qualified Plans		Total
	Six Months Ended June 30
	2015	2014	2015	2014	2015	2014
	(In millions)
Service cost	$20	$16	$3	$2	$23	$18
Interest cost	42	44	3	3	45	47
Expected return on plan assets	(74)	(69)	—	—	(74)	(69)
Amortization of actuarial loss	22	10	2	1	24	11
Amortization of prior service cost	—	—	—	1	—	1
Settlement charge	—	—	—	3	—	3
Net periodic pension cost	$10	$1	$8	$10	$18	$11
Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by Internal Revenue Service ("IRS") minimum funding standards. Regions made a contribution of $150 million for the 2014 plan year during the first three months of 2015.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2015 or 2014.
NOTE 11. INCOME TAXES
During the second quarter of 2015, the Company reached an agreement with the IRS to settle audits for the tax years 2010, 2011 and 2012. The settlement reduced income tax expense by $4 million in the second quarter of 2015, including a reduction in unrecognized tax benefits ("UTBs") of $3 million. The Company has entered the IRS’s Compliance Assurance Process program for 2015.
A state audit settlement during the second quarter of 2015 resulted in a reduction in income tax expense of $3 million. With few exceptions, the Company is no longer subject to state and local tax examinations for tax years before 2008. Currently there are disputed tax positions taken in previously filed tax returns with certain states. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.
As of June 30, 2015 and December 31, 2014, the balance in the Company’s UTBs was $44 million and $50 million, respectively. The decrease of $6 million is principally related to the settlement of the state audit and the IRS audit previously discussed. As of June 30, 2015 and December 31, 2014, the balance of UTBs that would reduce the effective tax rate, if recognized, was $29 million and $34 million, respectively.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,217	$8	$15	$2,817	$6	$30
Derivatives in cash flow hedging relationships:
Interest rate swaps	8,950	60	12	8,050	38	31
Total derivatives designated as hedging instruments	$11,167	$68	$27	$10,867	$44	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$40,012	$528	$575	$45,860	$941	$972
Interest rate options	2,991	17	1	3,016	10	2
Interest rate futures and forward commitments	17,530	11	5	17,978	3	8
Other contracts	4,441	134	134	4,149	217	211
Total derivatives not designated as hedging instruments	$64,974	$690	$715	$71,003	$1,171	$1,193
Total derivatives	$76,141	$758	$742	$81,870	$1,215	$1,254
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions recognized an unrealized after-tax gain of $18 million and $48 million in accumulated other comprehensive income (loss) at June 30, 2015 and 2014, respectively, related to terminated cash flow hedges of loan and debt instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2018. Regions recognized pre-tax income of $11 million and $13 million during the three months ended June 30, 2015 and 2014, respectively, and pre-tax income of $22 million and $24 million during the six months ended June 30, 2015 and 2014, respectively, related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $100 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $27 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of June 30, 2015.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended June 30			Three Months Ended June 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$4	$6	Interest expense	$2	$6
Debt/CDs	(3)	(6)	Other non-interest expense	3	8
Securities available for sale	(4)	(4)	Interest income	—	—
Securities available for sale	25	(14)	Other non-interest expense	(25)	13
Total	$22	$(18)		$(20)	$27

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended June 30			Three Months Ended June 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(25)	$22	Interest income on loans	$34	$31
Forward starting swaps	—	1	Interest expense on debt	—	(2)
Total	$(25)	$23		$34	$29

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Six Months Ended June 30			Six Months Ended June 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$8	$15	Interest expense	$6	$8
Debt/CDs	4	(14)	Other non-interest expense	(4)	17
Securities available for sale	(8)	(8)	Interest income	—	—
Securities available for sale	5	(32)	Other non-interest expense	(6)	27
Total	$9	$(39)		$(4)	$52

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Six Months Ended June 30			Six Months Ended June 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$12	$26	Interest income on loans	$67	$62
Forward starting swaps	—	3	Interest expense on debt	—	(5)
Total	$12	$29		$67	$57
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2015 and December 31, 2014, Regions had $443 million and $233 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at the lower of cost or market with changes to the value of the related forward sale commitments recorded in capital markets fee income and other. At June 30, 2015 and December 31, 2014, Regions had $859 million and $621 million, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for residential mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its residential mortgage servicing rights. As of June 30, 2015 and December 31, 2014, the total notional amount related to these contracts was $3.4 billion and $3.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$4	$3	$8	$5
Interest rate options	4	—	4	—
Interest rate futures and forward commitments	—	(1)	(1)	(1)
Other contracts	(11)	4	(7)	6
Total capital markets fee income and other	(3)	6	4	10
Mortgage income:
Interest rate swaps	(16)	10	(3)	18
Interest rate options	(3)	3	4	6
Interest rate futures and forward commitments	3	(4)	7	(8)
Total mortgage income	(16)	9	8	16
	$(19)	$15	$12	$26
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at both June 30, 2015 and December 31, 2014, totaled approximately $392 million. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2015 and 2020. Credit derivatives whereby Regions has sold credit protection have maturities between 2016 and 2022. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2015 was approximately $99 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2015 and 2014 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2015 and December 31, 2014, was $235 million and $272 million, respectively, for which Regions had posted collateral of $234 million and $272 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of June 30, 2015 and December 31, 2014.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Gross amounts subject to offsetting	$679	$1,157	$673	$1,195
Gross amounts not subject to offsetting	79	58	69	59
Gross amounts recognized	758	1,215	742	1,254
Gross amounts offset in the consolidated balance sheets(1)	361	815	589	1,054
Net amounts presented in the consolidated balance sheets	397	400	153	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	5	8	12	—
Cash collateral received/posted	—	—	12	29
Net amounts	$392	$392	$129	$171
________

(1)
At June 30, 2015, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $82 million and cash collateral posted of $309 million. At December 31, 2014, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $111 million and cash collateral posted of $354 million.

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
NOTE 13. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2014 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the six month periods ended June 30, 2015 and 2014. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$110	$—	$—	$110	$106	$—	$—	$106
Securities available for sale:
U.S. Treasury securities	$181	$—	$—	$181	$176	$—	$—	$176
Federal agency securities	—	228	—	228	—	235	—	235
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities (MBS):
Residential agency	—	15,942	—	15,942	—	16,038	—	16,038
Residential non-agency	—	—	6	6	—	—	8	8
Commercial agency	—	2,176	—	2,176	—	1,964	—	1,964
Commercial non-agency	—	1,481	—	1,481	—	1,494	—	1,494
Corporate and other debt securities	—	1,801	3	1,804	—	1,987	3	1,990
Equity securities(1)	224	—	—	224	146	—	—	146
Total securities available for sale	$405	$21,630	$9	$22,044	$322	$21,720	$11	$22,053
Mortgage loans held for sale	$—	$466	$—	$466	$—	$440	$—	$440
Residential mortgage servicing rights	$—	$—	$268	$268	$—	$—	$257	$257
Derivative assets:
Interest rate swaps	$—	$596	$—	$596	$—	$985	$—	$985
Interest rate options	—	2	15	17	—	2	8	10
Interest rate futures and forward commitments	—	11	—	11	—	3	—	3
Other contracts	—	134	—	134	—	217	—	217
Total derivative assets	$—	$743	$15	$758	$—	$1,207	$8	$1,215
Derivative liabilities:
Interest rate swaps	$—	$602	$—	$602	$—	$1,033	$—	$1,033
Interest rate options	—	1	—	1	—	2	—	2
Interest rate futures and forward commitments	—	5	—	5	—	8	—	8
Other contracts	—	134	—	134	—	211	—	211
Total derivative liabilities	$—	$742	$—	$742	$—	$1,254	$—	$1,254
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$8	$8	$—	$—	$33	$33
Foreclosed property and other real estate	—	37	46	83	—	41	8	49
_______
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $484 million and $144 million at June 30, 2015 and $488 million and $39 million at December 31, 2014, respectively.
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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at June 30, 2015 and 2014 are not material.

	Three Months Ended June 30, 2015

	Opening Balance April 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$7	—		—	—	—	—	(1)	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$10	—		—	—	—	—	(1)	—	—	$9
Residential mortgage servicing rights	$239	17	(1)	—	12	—	—	—	—	—	$268
Total derivatives, net	$14	21	(1)	—	4	—	—	(24)	—	—	$15

	Three Months Ended June 30, 2014

	Opening Balance April 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	3	—		—	—	—	—	(1)	—	—	2
Total securities available for sale	$12	—		—	—	—	—	(1)	—	—	$11
Residential mortgage servicing rights	$288	(19)	(1)	—	7	—	—	—	—	—	$276
Total derivatives, net	$8	29	(1)	—	—	—	—	(25)	—	—	$12

	Six Months Ended June 30, 2015

	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(2)	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(2)	—	—	$9
Residential mortgage servicing rights	$257	(8)	(1)	—	19	—	—	—	—	—	$268
Total derivatives, net	$8	49	(1)	—	4	—	—	(46)	—	—	$15

	Six Months Ended June 30, 2014

	Opening Balance January 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	3	—	—	(3)	—	—	2
Total securities available for sale	$11	—		—	3	—	—	(3)	—	—	$11
Residential mortgage servicing rights	$297	(36)	(1)	—	15	—	—	—	—	—	$276
Total derivatives, net	$5	50	(1)	—	—	—	—	(43)	—	—	$12
_________
(1) Primarily included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions)
Loans held for sale	$(4)	$(8)	$(11)	$(23)
Foreclosed property and other real estate	(40)	(7)	(47)	(14)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2015 and December 31, 2014. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at June 30, 2015 and December 31, 2014 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	June 30, 2015
	Level 3 Estimated Fair Value at June 30, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$6	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (14.6%)
			Weighted-average prepayment speed (CPR; percentage)	4.6% - 30.6% (11.1%)
			Probability of default	1.4%
			Loss severity	40.7%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.0%
Residential mortgage servicing rights(1)	$268	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.4% - 10.7% (10.0%)
			Option-adjusted spread (percentage)	8.7% - 17.3% (10.0%)
Derivative assets:
Interest rate options	$11	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	9.4% - 10.7% (10.0%)
			Option-adjusted spread (percentage)	8.7% - 17.3% (10.0%)
			Pull-through	10.1% - 99.1% (88.4%)
	$4	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0%
Nonrecurring fair value measurements:
Loans held for sale	$8	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	13.5% - 82.6% (58.2%)
Foreclosed property and other real estate	$24	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 53.3% (28.3%)
	$22	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	15.4% - 89.1% (59.5%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2014
	Level 3 Estimated Fair Value at December 31, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$8	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (12.3%)
			Weighted-average prepayment speed (CPR; percentage)	6.3% - 15.0% (9.5%)
			Probability of default	1.4%
			Loss severity	37.4%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.9%
Residential mortgage servicing rights(1)	$257	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
Derivative assets:
Interest rate options	$8	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
			Pull-through	7.3% - 99.1% (87.8%)
Nonrecurring fair value measurements:
Loans held for sale	$33	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.3% - 90.9% (53.3%)
Foreclosed property and other real estate	$8	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	3.7% - 73.0% (29.6%)
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
Derivative assets
Residential mortgage interest rate options—These instruments are interest rate lock agreements made in the normal course of originating residential mortgage loans. Significant unobservable inputs in the fair value measurement are OAS, prepayment speeds, and pull-through. The impact of OAS and prepayment speed inputs in the valuation of these derivative instruments are consistent with the MSR discussion above. Pull-through is an estimate of the number of interest rate lock commitments that will ultimately become funded loans. Increases or decreases in the pull-through assumption will have a corresponding impact on the value of these derivative assets.
Commercial mortgage interest rate options—These instruments are interest rate lock agreements made in the normal course of originating commercial mortgage loans. The significant unobservable input in the fair value measurement using discounted cash flows is the internal rates of return. The Company's internal rates of return are compared against those of market competitors, and should those rates change the Company's rates would also change in a similar direction.
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
Foreclosed property and other real estate
Property in foreclosure is valued based on offered quotes as available. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.
Bank owned property available for sale is valued based on estimated third-party valuations utilizing recent sales data from similar transactions. A broker's opinion of value ("BOV") is obtained to further support the asset valuations. Updated valuations along with actual sales results of similar properties can further impact these values.
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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2015			December 31, 2014
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$466	$455	$11	$440	$421	$19
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2015 and 2014, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In millions)
Net gains (losses) resulting from changes in fair value	$(4)	$11	$(8)	$17
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2015 are as follows:

	June 30, 2015
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,755	$3,755	$3,755	$—	$—
Trading account securities	110	110	110	—	—
Securities held to maturity	2,067	2,093	1	2,092	—
Securities available for sale	22,672	22,672	405	22,258	9
Loans held for sale	511	511	—	466	45
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	77,186	74,140	—	—	74,140
Other interest-earning assets	70	70	—	70	—
Derivative assets	758	758	—	743	15
Financial liabilities:
Derivative liabilities	742	742	—	742	—
Deposits	97,075	97,051	—	97,051	—
Short-term borrowings	1,846	1,846	—	1,846	—
Long-term borrowings	3,602	4,179	—	3,241	938
Loan commitments and letters of credit	104	468	—	—	468
Indemnification obligation	203	185	—	—	185

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2015 was $3.0 billion or 4.0 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at June 30, 2015.

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
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$282	$609	$41	$(112)	$820	$—	$820
Provision (credit) for loan losses	(5)	49	2	17	63	—	63
Non-interest income	98	286	98	108	590	—	590
Non-interest expense	154	615	104	61	934	6	940
Income (loss) before income taxes	231	231	33	(82)	413	(6)	407
Income tax expense (benefit)	88	88	12	(64)	124	(2)	122
Net income (loss)	$143	$143	$21	$(18)	$289	$(4)	$285
Average assets	$45,884	$38,173	$2,889	$33,929	$120,875	$—	$120,875

	Three Months Ended June 30, 2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$288	$616	$44	$(125)	$823	$—	$823
Provision (credit) for loan losses	—	67	—	(32)	35	—	35
Non-interest income	73	285	91	26	475	—	475
Non-interest expense	132	583	100	5	820	(2)	818
Income (loss) before income taxes	229	251	35	(72)	443	2	445
Income tax expense (benefit)	87	96	14	(49)	148	1	149
Net income (loss)	$142	$155	$21	$(23)	$295	$1	$296
Average assets	$43,745	$38,266	$2,971	$32,899	$117,881	$—	$117,881

	Six Months Ended June 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$562	$1,209	$83	$(219)	$1,635	$—	$1,635
Provision (credit) for loan losses	(6)	101	5	12	112	—	112
Non-interest income	188	551	198	123	1,060	—	1,060
Non-interest expense	307	1,204	209	119	1,839	10	1,849
Income (loss) before income taxes	449	455	67	(227)	744	(10)	734
Income tax expense (benefit)	171	173	25	(150)	219	(4)	215
Net income (loss)	$278	$282	$42	$(77)	$525	$(6)	$519
Average assets	$45,520	$38,083	$2,901	$34,218	$120,722	$—	$120,722

	Six Months Ended June 30, 2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$570	$1,227	$89	$(247)	$1,639	$—	$1,639
Provision (credit) for loan losses	1	147	1	(112)	37	—	37
Non-interest income	149	561	183	39	932	—	932
Non-interest expense	267	1,146	200	24	1,637	(21)	1,616
Income (loss) before income taxes	451	495	71	(120)	897	21	918
Income tax expense (benefit)	172	188	27	(88)	299	8	307
Net income	$279	$307	$44	$(32)	$598	$13	$611
Average assets	$43,134	$38,496	$2,965	$33,205	$117,800	$—	$117,800
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2015	December 31, 2014
	(In millions)
Unused commitments to extend credit	$45,142	$43,724
Standby letters of credit	1,545	1,697
Commercial letters of credit	63	71
Liabilities associated with standby letters of credit	39	40
Assets associated with standby letters of credit	39	40
Reserve for unfunded credit commitments	64	65
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $203 million and an estimated fair value of approximately $185 million as of June 30, 2015 (see Note 13).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $40 million as of June 30, 2015, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
Beginning in December 2007, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These class-action lawsuits have all been resolved among the parties. Court approvals for settlements in the open-end Funds class action and for the investors represented by the Trustee Ad Litem are being sought. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
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
The Securities and Exchange Commission ("SEC") and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of $39 million in municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. A civil action was brought against Morgan Keegan and others by institutional investors of the bonds in March 2012, seeking a return of their investment and unspecified compensatory and punitive damages. Trial of this case is currently set for November 2015 in the Circuit Court for Cole County, Missouri. A class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. The parties agreed to settlement terms in January 2015 and are awaiting final approval of the settlement by the Court. Investors who opted out of the class action have arbitration claims or separate civil claims pending in various stages. These matters are subject to the indemnification agreement with Raymond James.
In October 2010, a class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama (the “District Court”) against Regions and certain former officers of Regions (the "2010 Claim"). In May 2015, Regions entered into a settlement agreement to settle the 2010 Claim for $90 million, all of which had been previously reserved. The settlement agreement was preliminarily approved by the court on May 27, 2015, and Regions was subsequently reimbursed in full by its insurance providers. As a result, a $90 million recovery was recognized during the second quarter of 2015. A hearing for final approval of the settlement is scheduled for September 2015.
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
In 2013, Regions received investigative requests from the Office of Inspector General of the Department of Housing and Urban Development regarding its residential mortgage loan origination, underwriting and quality control practices for Federal Housing Administration ("FHA") insured loans made by Regions. Regions continues to fully cooperate in this investigation. More recently, in September 2014, Regions received an investigative request from the Office of Inspector General of the Federal Housing Finance Agency ("FHFA") regarding its residential mortgage loan origination, underwriting and quality control practices for loans Regions sold to Fannie Mae and Freddie Mac. The FHFA matter is still in the early stages of investigation. These inquiries are part of industry-wide investigations, and Regions is cooperating with the inquiries. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. The Company cannot predict the ultimate outcome of the investigations concerning its practices, however it is possible that these investigations could result in the payment of a monetary penalty which may adversely affect results of operations.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of June 30, 2015, the carrying value of the indemnification obligation was approximately $203 million.
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

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2014, the FASB issued new accounting guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of these investments to apply a proportional amortization method, which recognizes the amortized cost of the investment as a component of income tax expense, provided that the investment meets certain criteria. The guidance is silent regarding balance sheet classification. Regions believes it would not be appropriate to classify the investment as a deferred tax asset. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and was adopted by Regions for financial reporting beginning with the first quarter of 2015. The adoption is required to be applied retrospectively to all prior periods presented. The cumulative effect to retained earnings (deficit) as of January 1, 2015 of adopting this guidance was reduction of $116 million. Refer to Note 1 for additional information.
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
In June 2014, the FASB issued new accounting guidance that requires two accounting changes related to the transfer and servicing of repurchase agreements and similar transactions. First, the amendments in the update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting treatment for the repurchase agreement. The amendments in the update also require certain disclosures for transfers of financial assets and repurchase agreements. The disclosure of certain transactions accounted for as a sale is required to be presented for fiscal years and interim periods within those years beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowing is required to be presented for fiscal years beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The accounting changes were effective for fiscal years and interim periods within those years beginning after December 15, 2014 and were adopted by Regions with the first quarter 2015 reporting. This guidance did not have a material impact upon adoption.
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
In April 2015, the FASB issued new accounting guidance that requires entities to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of the debt liability. The new guidance is similar to existing presentation requirements for debt discounts and does not affect entities’ recognition and measurement of debt issuance costs. Previously, entities were required to present debt issuance costs as deferred charges in the asset section of the statement of financial position. The guidance is effective for annual and interim periods beginning after December 15, 2015. All entities must apply the guidance on a retrospective basis and provide the required disclosures for a change in accounting principle in the period of adoption. Early adoption is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
In April 2015, the FASB issued new accounting guidance on the accounting for fees paid in a cloud computing arrangement. The standard provides guidance on how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. A customer that determines a cloud computing arrangement contains a software license must account for the license consistently with the acquisition of other software licenses. If an arrangement does not contain a software license, the customer is required to account for it as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The guidance is effective for annual and interim periods beginning after December 15, 2015. Entities can elect to apply the guidance either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the effective date. Early adoption is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
In May 2015, the FASB issued new accounting guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient pursuant to previous guidance. The guidance is effective for annual and interim periods beginning after December 15, 2015. All entities must apply the guidance on a retrospective basis. Early adoption is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the second quarter of 2015 is included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2014, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of June 30, 2015 compared to December 31, 2014.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2015, Regions operated 1,631 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 14 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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
Recent Acquisition
On August 3, 2015, Regions announced the acquisition of The A.I. Group, Inc. The A.I. Group has offices in greater Atlanta and Athens, Georgia and provides employee benefits consulting and insurance brokerage services focusing on mid-sized and large employers throughout the United States.

SECOND QUARTER OVERVIEW
Regions reported net income available to common shareholders of $269 million, or $0.20 per diluted share, in the second quarter of 2015 compared to net income available to common shareholders of $288 million, or $0.21 per diluted share, in the second quarter of 2014. The primary drivers in the decline in results from the prior year period were increased provision for loan losses and non-interest expenses partially offset by increases in non-interest income.
For the second quarter of 2015, net interest income (taxable-equivalent basis) from continuing operations totaled $839 million, essentially flat compared to the second quarter of 2014. The net interest margin (taxable-equivalent basis) was 3.16 percent for the second quarter of 2015 and 3.24 percent in the second quarter of 2014. Although the average balances of loans and securities increased in the second quarter of 2015 compared to the second quarter of 2014, their yields declined. The average balance of other interest-earning assets, which consists primarily of excess cash held at the Federal Reserve, decreased during this period, while the yield on these balances remained essentially flat. Rates paid on interest-bearing liabilities declined during this period, but not enough to offset a 14 basis point reduction in yield on total earning assets. These factors collectively drove the 8 basis point compression in net interest margin. Total deposit costs were 11 basis points for both of the second quarters of 2015 and 2014. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 25 basis points for the second quarter of 2015, as compared to 31 basis points for the second quarter of 2014, reflecting liability management efforts completed by the Company.
The provision for loan losses totaled $63 million in the second quarter of 2015 compared to $35 million during the second quarter of 2014. The increase in provision expense during the second quarter of 2015 compared to the 2014 period was primarily attributable to loan growth and reflects the recently completed Shared National Credit industry-wide exam. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected.
Net charge-offs totaled $46 million, or an annualized 0.23 percent of average loans, in the second quarter of 2015, compared to $67 million, or an annualized 0.35 percent for the second quarter of 2014. Net charge-offs were lower across most major loan categories when comparing the second quarter of 2015 period to the prior year period.
The allowance for loan losses at June 30, 2015 was 1.39 percent of total loans, net of unearned income, compared to 1.43 percent at December 31, 2014. Total non-performing assets were $911 million at June 30, 2015, compared to $991 million at December 31, 2014.
Non-interest income from continuing operations for the second quarter of 2015 was $590 million, compared to $475 million for the second quarter of 2014. This increase was driven primarily by insurance proceeds totaling $90 million recognized in the second quarter of 2015 related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit. Excluding the insurance proceeds, the Company experienced a 5 percent increase in adjusted total non-interest income (non-GAAP) compared to the prior year period. Categories experiencing growth included capital markets fee income and other, card and ATM fees, investment management and trust fees, and commercial credit fee income. See Table 16 "GAAP to Non-GAAP Reconciliation" for a reconciliation of this non-GAAP measure.
Total non-interest expense from continuing operations was $934 million in the second quarter of 2015, a $114 million increase from the second quarter of 2014, driven primarily by a $41 million increase in professional, legal and regulatory expenses, a $27 million increase in branch consolidation, property and equipment charges, and a $34 million increase in salaries and employee benefits. The Company recorded a net $48 million of contingent legal and regulatory accruals during the second quarter of 2015 which drove the increase in professional, legal and regulatory. Branch consolidation, property and equipment charges incurred in the second quarter of 2015 resulted from the transfer of land, previously held for future branch expansion, to held for sale based on changes in management's intent. Salaries and employee benefits increased over the prior year period primarily due to increases in base salaries, higher pension and health insurance expenses, as well as higher incentives concurrent with increased production.
Income tax expense from continuing operations for the three months ended June 30, 2015 was $124 million compared to income tax expense of $148 million for the same period in 2014. Income tax expense was lower in the current period as compared to the prior comparable period primarily due to lower pre-tax income and an income tax benefit of approximately $7 million related to the settlement of certain state and federal audits.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
TOTAL ASSETS
Regions’ total assets at June 30, 2015 were $121.9 billion, compared to $119.6 billion at December 31, 2014. The increase in total assets from year-end 2014 resulted primarily from a $2.8 billion increase in net loans. This increase in loans was partially offset by decreases in interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and other assets.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	June 30, 2015	December 31, 2014
	(In millions)
U.S. Treasury securities	$182	$177
Federal agency securities	567	573
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	17,472	17,665
Residential non-agency	6	8
Commercial agency	2,373	2,173
Commercial non-agency	1,481	1,494
Corporate and other debt securities	1,804	1,990
Equity securities	852	673
	$24,739	$24,755
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at June 30, 2015 were relatively unchanged from year end 2014. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $511 million at June 30, 2015, consisting primarily of $467 million of residential real estate mortgage loans, $18 million of commercial mortgage loans, and $26 million of non-performing loans. At December 31, 2014, loans held for sale totaled $541 million, consisting primarily of $442 million of residential real estate mortgage loans, $61 million of commercial mortgage loans, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at June 30, 2015. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2015	December 31, 2014
	(In millions, net of unearned income)
Commercial and industrial	$35,347	$32,732
Commercial real estate mortgage—owner-occupied	7,797	8,263
Commercial real estate construction—owner-occupied	448	407
Total commercial	43,592	41,402
Commercial investor real estate mortgage	4,509	4,680
Commercial investor real estate construction	2,419	2,133
Total investor real estate	6,928	6,813
Residential first mortgage	12,589	12,315
Home equity	10,899	10,932
Indirect—vehicles	3,782	3,642
Indirect—other consumer	383	206
Consumer credit card	992	1,009
Other consumer	984	988
Total consumer	29,629	29,092
	$80,149	$77,307
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $2.6 billion or 8 percent since year-end driven primarily by Regions’ market based corporate and commercial bankers serving middle market clients and the Company's asset based lending and corporate real estate groups. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $466 million or 6 percent from year-end 2014 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
The commercial portfolio segment generated the majority of the Company's loan growth in the first six months of 2015, particularly commercial and industrial loans. Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as disclosed in "Table 11—Selected Industry Balances" in the Annual Report on Form 10-K for the year ended December 31, 2014. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. At June 30, 2015 and December 31, 2014, no single industry exceeded 15 percent of the total commercial portfolio balance.
Beginning late in 2014, oil prices began declining, and Regions has been monitoring the prices for both direct and indirect impacts on its energy lending portfolio. Regions’ energy industry loan balances at June 30, 2015 were approximately $2.7 billion. This amount is comprised of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. The entire energy-related portfolio, combining direct and indirect exposures, was approximately $3.3 billion at June 30, 2015. These loans are geographically concentrated primarily in Texas and, to a lesser extent, in South Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Additionally, heightened credit requirements have been enacted for select segments of the portfolio. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. If the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. Regions, through its on-going portfolio credit quality assessment, will continue to assess the impact to the loan loss allowance and make adjustments as appropriate.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $115 million from 2014 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $274 million increase from year-end 2014, as prepayments have slowed. Approximately $1.6 billion in new loan originations were retained on the balance sheet through the first six months of 2015.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.9 billion at both June 30, 2015 and December 31, 2014. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2015. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 3—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2015	$13	0.16%	$86	1.06%	$99
2016	26	0.32	35	0.43	61
2017	5	0.06	11	0.14	16
2018	14	0.17	23	0.28	37
2019	100	1.23	90	1.11	190
2020-2024	1,390	17.12	1,266	15.59	2,656
2025-2029	2,449	30.16	2,610	32.14	5,059
Thereafter	1	0.01	2	0.02	3
Total	$3,998	49.23%	$4,123	50.77%	$8,121
Of the $10.9 billion home equity portfolio at June 30, 2015, approximately $8.1 billion were home equity lines of credit and $2.8 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of June 30, 2015, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $8.1 billion of home equity lines of credit as of June 30, 2015, approximately 91 percent require monthly interest-only payments while the remaining approximately 9 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of June 30, 2015, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 60 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of June 30, 2015, approximately $262 million of the home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 24 percent of the entire second lien home equity portfolio as of June 30, 2015.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances dropped to 3 percent in the residential first mortgage portfolio and dropped to 7 percent in the home equity portfolio when comparing June 30, 2015 to December 31, 2014, respectively.
Table 4—Estimated Current Loan to Value Ranges

	June 30, 2015			December 31, 2014
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$326	$178	$571	$435	$198	$633
80% - 100%	1,739	540	1,009	1,743	536	1,078
Below 80%	10,012	5,591	2,656	9,626	5,282	2,696
Data not available	512	115	239	511	179	330
	$12,589	$6,424	$4,475	$12,315	$6,195	$4,737
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $140 million from year-end 2014, reflecting continued growing demand for automobile loans.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $177 million from year-end 2014.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances experienced a seasonal decline of $17 million from year-end 2014.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $4 million from year-end 2014.

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 6 percent of the combined portfolios for both June 30, 2015 and December 31, 2014.
Table 5—Estimated Current FICO Score Ranges

	June 30, 2015
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$804	$324	$278	$366	$49	$85
620-680	1,014	532	451	498	146	142
681-720	1,388	789	573	551	231	185
Above 720	8,487	4,602	3,072	2,172	565	498
Data not available	896	177	101	578	1	74
	$12,589	$6,424	$4,475	$4,165	$992	$984

	December 31, 2014
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$827	$345	$318	$377	$52	$82
620-680	1,031	544	491	500	150	140
681-720	1,355	740	617	550	231	181
Above 720	8,228	4,337	3,162	2,032	575	475
Data not available	874	229	149	389	1	110
	$12,315	$6,195	$4,737	$3,848	$1,009	$988

(1)	Amount represents both indirect-vehicles and indirect-other consumer portfolio classes.
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
The allowance for loan losses totaled $1.1 billion at both June 30, 2015 and December 31, 2014. The allowance for loan losses as a percentage of net loans was 1.39 percent at June 30, 2015 and 1.43 percent at December 31, 2014. The reserve for unfunded credit commitments was $64 million at June 30, 2015 and $65 million at December 31, 2014. Net charge-offs as a percentage of average loans (annualized) were 0.26 percent and 0.40 percent in the first six months of 2015 and 2014, respectively. Net charge-offs were lower across most categories, period over period. The provision for loan losses totaled $63 million for the second quarter of 2015 compared to $35 million for the second quarter of 2014. The provision for loan losses totaled $112 million for the first six months of 2015 compared to $37 million for the first six months of 2014. During the first six months of 2015, the provision for loan losses exceeded net charge-offs by approximately $12 million. The increase in loan loss provision was primarily attributable to loan growth and reflects the results of the recently completed Shared National Credit industry-wide exam. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected.
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
Management expects that net loan charge-offs in 2015 will decline compared to those experienced in 2014; however, economic trends such as real estate valuations, interest rates, unemployment and volatility in commodity prices will impact the future levels of net charge-offs and provision and may result in volatility during the remainder of 2015. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 6 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Six Months Ended June 30
	2015	2014
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,103	$1,341
Loans charged-off:
Commercial and industrial	45	49
Commercial real estate mortgage—owner-occupied	14	31
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	12	15
Commercial investor real estate construction	—	1
Residential first mortgage	13	21
Home equity	36	49
Indirect-vehicles	19	17
Consumer credit card	19	19
Other consumer	29	31
	187	234
Recoveries of loans previously charged-off:
Commercial and industrial	25	24
Commercial real estate mortgage—owner-occupied	10	7
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	9	12
Commercial investor real estate construction	4	3
Residential first mortgage	6	5
Home equity	14	17
Indirect-vehicles	8	6
Consumer credit card	3	3
Other consumer	8	8
	87	85
Net charge-offs:
Commercial and industrial	20	25
Commercial real estate mortgage—owner-occupied	4	24
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	3	3
Commercial investor real estate construction	(4)	(2)
Residential first mortgage	7	16
Home equity	22	32
Indirect-vehicles	11	11
Consumer credit card	16	16
Other consumer	21	23
	100	149
Provision for loan losses	112	37
Allowance for loan losses at June 30	$1,115	$1,229
Reserve for unfunded credit commitments at beginning of year	$65	$78
Provision (credit) for unfunded credit losses	(1)	11
Reserve for unfunded credit commitments at June 30	$64	$89
Allowance for credit losses at June 30	$1,179	$1,318
Loans, net of unearned income, outstanding at end of period	$80,149	$76,513
Average loans, net of unearned income, outstanding for the period	$78,562	$75,768
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.39%	1.61%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.49x	1.37x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.26%	0.40%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, direct, indirect-vehicles, consumer credit card and other consumer TDRs are consumer loans modified under the Customer Assistance Program ("CAP"). Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where a modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. More detailed information is included in Note 4 "Loans and the Allowance For Credit Losses" to the consolidated financial statements. The following table summarizes TDRs for the periods presented:
Table 7—Troubled Debt Restructurings

	June 30, 2015		December 31, 2014
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$218	$33	$251	$33
Investor real estate	199	27	290	34
Residential first mortgage	381	49	356	49
Home equity	335	7	343	12
Indirect—vehicles	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	14	—	17	—
	1,150	116	1,260	128
Non-accrual status or 90 days past due and still accruing:
Commercial	93	22	93	24
Investor real estate	31	5	67	15
Residential first mortgage	90	12	112	15
Home equity	22	—	25	1
	236	39	297	55
Total TDRs - Loans	$1,386	$155	$1,557	$183

TDRs - Held For Sale	18	—	29	—
Total TDRs	$1,404	$155	$1,586	$183
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

Table 8—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2015
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$344	$357
Inflows	93	27
Outflows
Charge-offs	(8)	(7)
Foreclosure	—	(32)
Payments, sales and other (1)	(118)	(115)
Balance, end of period	$311	$230

	Six Months Ended June 30, 2014
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$624	$668
Inflows	108	47
Outflows
Charge-offs	(16)	(7)
Foreclosure	(1)	(3)
Payments, sales and other (1)	(214)	(254)
Balance, end of period	$501	$451

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $26 million of commercial loans and $22 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2015. During the six months ended June 30, 2014, $16 million of commercial loans and $31 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 9—Non-Performing Assets

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$297	$252
Commercial real estate mortgage—owner-occupied	203	238
Commercial real estate construction—owner-occupied	4	3
Total commercial	504	493
Commercial investor real estate mortgage	63	123
Commercial investor real estate construction	2	2
Total investor real estate	65	125
Residential first mortgage	86	109
Home equity	96	102
Total consumer	182	211
Total non-performing loans, excluding loans held for sale	751	829
Non-performing loans held for sale	26	38
Total non-performing loans(1)	777	867
Foreclosed properties	134	124
Total non-performing assets(1)	$911	$991
Accruing loans 90 days past due:
Commercial and industrial	$3	$7
Commercial real estate mortgage—owner-occupied	2	5
Total commercial	5	12
Commercial investor real estate mortgage	1	3
Total investor real estate	1	3
Residential first mortgage(2)	109	122
Home equity	61	63
Indirect—vehicles	6	7
Consumer credit card	11	12
Other consumer	4	3
Total consumer	191	207
	$197	$222
Restructured loans not included in the categories above	$1,150	$1,260
Non-performing loans(1) to loans and non-performing loans held for sale	0.97%	1.12%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.13%	1.28%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and all guaranteed loans sold to the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $103 million at June 30, 2015 and $125 million at December 31, 2014.

Non-performing assets totaled $911 million and $991 million at June 30, 2015 and December 31, 2014, respectively. The decrease in non-performing assets during the first six months of 2015 reflects the Company's continuing efforts to work through problem assets and reduce the riskiest exposures.
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

Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $197 million at June 30, 2015, a decrease from $222 million at December 31, 2014.
At June 30, 2015, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 10—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$493	$125	$211	$829
Additions	305	23	(29)	299
Net payments/other activity	(122)	(26)	—	(148)
Return to accrual	(92)	(11)	—	(103)
Charge-offs on non-accrual loans(2)	(56)	(12)	—	(68)
Transfers to held for sale(3)	(17)	(3)	—	(20)
Transfers to foreclosed properties	(5)	(31)	—	(36)
Sales	(2)	—	—	(2)
Balance at end of period	$504	$65	$182	$751

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$577	$248	$257	$1,082
Additions	314	50	(25)	339
Net payments/other activity	(198)	(92)	—	(290)
Return to accrual	(61)	(12)	—	(73)
Charge-offs on non-accrual loans(2)	(78)	(15)	(1)	(94)
Transfers to held for sale(3)	(24)	(8)	(1)	(33)
Transfers to foreclosed properties	(18)	(4)	—	(22)
Sales	(10)	—	—	(10)
Balance at end of period	$502	$167	$230	$899

________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $11 million and $15 million recorded upon transfer for the six months ended June 30, 2015 and 2014, respectively.
GOODWILL
Goodwill totaled $4.8 billion at both June 30, 2015 and December 31, 2014 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2014 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the second quarter of 2015 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values; therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2015 interim period.
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
The following table summarizes deposits by category:
Table 11—Deposits

	June 30, 2015	December 31, 2014
	(In millions)
Non-interest-bearing demand	$33,810	$31,747
Savings	7,157	6,653
Interest-bearing transaction	21,315	21,544
Money market—domestic	26,417	25,396
Money market—foreign	258	265
Low-cost deposits	88,957	85,605
Time deposits	8,118	8,595
	$97,075	$94,200
Total deposits at June 30, 2015 increased approximately $2.9 billion compared to year-end 2014 levels. The growth was primarily driven by consumer deposits with broad based geographic increases in non-interest-bearing demand, savings and money market—domestic categories. This growth was partially offset by continued declines in time deposits.
SHORT-TERM BORROWINGS
Table 12—Short-Term Borrowings

	June 30, 2015	December 31, 2014
	(In millions)
Company funding sources:
Federal Home Loan Bank advances	$1,750	$500

Customer-related borrowings:
Securities sold under agreements to repurchase	96	1,753
	$1,846	$2,253

Company Funding Sources
In the near term, Regions expects the use of wholesale unsecured borrowings, such as Federal funds purchased, to remain low. Short-term secured borrowings, including Federal Home Loan Bank ("FHLB") advances, are a core portion of Regions' funding strategy and quantities of advances vary depending on the different funding needs of the Bank. The increase in short-term FHLB advances at June 30, 2015 compared to year-end 2014 was primarily the result of increased loan growth as well as the termination of the customer repurchase agreement product discussed below.
Regions has taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash have reduced the amount of short-term funds needed to cover normal monthly cash flow needs. The securities financing market and specifically short-term FHLB advances, however, continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.
Customer-Related Borrowings
Repurchase agreements were historically offered as short-term investment opportunities for customers. The repurchase agreements were collateralized to allow for market fluctuations. U.S. Treasury and agency securities from Regions Bank's investment portfolio were used as collateral.
As a result of Regions' work toward compliance with the new Liquidity Coverage Ratio, customer repurchase agreement products and balances have been fully phased out and will no longer be offered to customers beginning July 1, 2015. See the "Liquidity Coverage Ratio" discussion within the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.
LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	June 30, 2015	December 31, 2014
	(In millions)
Regions Financial Corporation (Parent):
5.75% senior notes due June 2015	$—	$499
2.00% senior notes due May 2018	748	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	160	160
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	(8)	(8)
	1,300	1,799
Regions Bank:
Federal Home Loan Bank advances	1,256	8
5.20% subordinated notes due April 2015	—	350
7.50% subordinated notes due May 2018	500	750
6.45% subordinated notes due June 2037	497	497
3.80% affiliate subordinated notes due February 2025	150	—
Other long-term debt	49	57
Valuation adjustments on hedged long-term debt	—	1
	2,452	1,663
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	—
Total consolidated	$3,602	$3,462
Long-term borrowings increased approximately $140 million since year-end 2014. The increase was primarily the result of a $1.2 billion increase in FHLB advances offset by approximately $850 million in maturities of senior and subordinated notes during the second quarter of 2015 and the repurchase of approximately $250 million of subordinated notes during the first quarter of 2015. The first quarter repurchase was a result of a tender offer that Regions Bank launched in February of 2015 for a portion of its outstanding 7.50% subordinated notes due 2018. Pre-tax losses on early extinguishment related execution of this tender offer were $43 million.
Long-term FHLB advances have a weighted-average interest rate of 0.41 percent for June 30, 2015 and 1.7 percent for December 31, 2014 with remaining maturities ranging from one to sixteen years.

On July 31, 2015, Regions issued $750 million of 2.25% senior bank notes due September 14, 2018. The Company simultaneously entered into an interest rate swap effectively converting the instrument to a floating rate tied to three-month LIBOR.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $16.9 billion at both June 30, 2015 and December 31, 2014. During the first six months of 2015, net income increased stockholders’ equity by $519 million, while cash dividends on common stock reduced equity by $147 million. Changes in accumulated other comprehensive income decreased equity by $49 million, primarily due to the net change in the value of securities available for sale. Common stock repurchased during the first six months of 2015 also reduced stockholders' equity by $274 million.
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 23, 2015, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015, as well as the authorization of a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. During the second quarter of 2015, Regions repurchased approximately 17 million shares of common stock at a total cost of approximately $172 million. The Company continued to repurchase shares under this plan in the third quarter of 2015, and as of August 4, 2015, Regions had additional repurchases of approximately 10 million shares of common stock at a total cost of approximately $101 million. All common shares repurchased under this plan were immediately retired and therefore not included in treasury stock.
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
Regions’ Board of Directors declared a cash dividend for the second quarter of 2015 of $0.06 per common share compared to $0.05 per common share for the first quarter of 2015. The Board declared a $0.03 per share and $0.05 per share cash dividend for the first and second quarters of 2014, respectively. The Board of Directors also declared $32 million in cash dividends on preferred stock during the first six months of 2015 compared to $16 million during the first six months of 2014. The increase in preferred dividends resulted from the issuance of an additional series of preferred stock during the second quarter of 2014. Because the Company was in a retained deficit position, common dividends were recorded as a reduction of additional paid-in capital and preferred dividends were recorded as a reduction of preferred stock, including related surplus.
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
The Final Rules provide for a number of deductions from and adjustments to CET1. For example, goodwill and certain other intangible assets, as well as certain deferred tax assets are deducted. Mortgage servicing rights, certain other deferred tax assets and significant investments in non-consolidated financial entities are also deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under Basel I, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Final Rules, the effects of certain accumulated other comprehensive items are included; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolios. The Final Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of June 30, 2015, Regions did not have any hybrid securities subject to disallowance.
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
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Risk-Based Capital Rules	June 30, 2015 Ratio(1)	To Be Well Capitalized
Basel III common equity Tier 1 ratio:
Regions Financial Corporation	11.30%	6.50%
Regions Bank	11.99	6.50
Tier 1 capital:
Regions Financial Corporation	12.08%	8.00%
Regions Bank	11.99	8.00
Total capital:
Regions Financial Corporation	14.40%	10.00%
Regions Bank	13.99	10.00
Leverage:
Regions Financial Corporation	10.64%	5.00%
Regions Bank	10.57	5.00

Basel I Risk-Based Capital Rules	December 31, 2014 Ratio	To Be Well Capitalized
Tier 1 capital:
Regions Financial Corporation	12.54%	6.00%
Regions Bank	12.30	6.00
Total capital:
Regions Financial Corporation	15.26%	10.00%
Regions Bank	14.45	10.00
Leverage(2):
Regions Financial Corporation	10.86%	5.00%
Regions Bank	10.64	5.00
________

(1)	Current quarter ratios are estimated.

(2)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.
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
LIQUIDITY COVERAGE RATIO ("LCR")
In 2014, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") approved a final rule implementing a minimum liquidity coverage ratio ("LCR") requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. In January 2016, the minimum phased-in LCR requirement will be 90 percent, followed by 100 percent in January 2017. The Company anticipates being fully compliant with the LCR requirements upon implementation without having to make any significant changes to its current balance sheet. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of June 30, 2015 and December 31, 2014.
Table 15—Credit Ratings

As of June 30, 2015
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Baa3	BBB	BBB
Subordinated notes	BBB-	Baa3	BBB-	BBBL
Regions Bank
Short-term debt	A-2	P-2	F2	R-1L
Long-term bank deposits(1)	N/A	A3	BBB+	BBBH
Long-term debt	BBB+	A3	BBB	BBBH
Subordinated debt	BBB	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable	Stable

As of December 31, 2014
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Ba1	BBB	BBB
Subordinated notes	BBB-	Ba2	BBB-	BBBL
Regions Bank
Short-term debt	A-2	P-3	F2	R-1L
Long-term bank deposits(1)	N/A	Baa3	BBB+	BBBH
Long-term debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Ba1	BBB-	BBB
Outlook	Stable	Positive	Stable	Stable
_________

(1)	S&P does not provide a rating for Long-term bank deposits therefore the rating is N/A.
On May 14, 2015, Moody's upgraded its rating on Regions Financial Corporation's senior and subordinated notes. At the same time Moody's also upgraded its rating on Regions Bank's long-term bank deposits and short-term debt, long-term debt, and subordinated debt. The upgrades are attributed to the Bank's enhanced risk management infrastructure and a decline in asset concentrations.
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
The following table provides: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted efficiency ratio (non-GAAP), 6) a computation of the adjusted fee income ratio (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 8) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements.

Table 16—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
		2015	2014	2015	2014
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$285	$296	$519	$611
Preferred dividends (GAAP)		(16)	(8)	(32)	(16)
Net income available to common shareholders (GAAP)	A	$269	$288	$487	$595
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$934	$820	$1,839	$1,637
Significant items:
Professional, legal and regulatory expenses (1)(2)		(48)	7	(48)	7
Branch consolidation, property and equipment charges		(27)	—	(49)	(6)
Gain on sale of TDRs held for sale, net		—	—	—	35
Loss on early extinguishment of debt		—	—	(43)	—
Adjusted non-interest expense (non-GAAP)	B	$859	$827	$1,699	$1,673
Net interest income (GAAP)		$820	$823	$1,635	$1,639
Taxable-equivalent adjustment		19	15	36	30
Net interest income from continuing operations, taxable-equivalent basis		839	838	1,671	1,669
Non-interest income from continuing operations (GAAP)		590	475	1,060	932
Significant items:
Securities gains, net		(6)	(6)	(11)	(8)
Insurance proceeds		(90)	—	(90)	—
Leveraged lease termination gains, net		—	—	(2)	(1)
Adjusted non-interest income (non-GAAP)	C	494	469	957	923
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D	$1,333	$1,307	$2,628	$2,592
Adjusted efficiency ratio (non-GAAP)	B/D	64.45%	63.18%	64.68%	64.53%
Adjusted fee income ratio (non-GAAP)	C/D	37.04%	35.96%	36.40%	35.61%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,946	$16,565	$16,954	$16,231
Less: Average intangible assets (GAAP)		5,083	5,104	5,086	5,105
Average deferred tax liability related to intangibles (GAAP)		(171)	(184)	(172)	(185)
Average preferred stock (GAAP)		856	779	867	612
Average tangible common stockholders’ equity (non-GAAP)	E	$11,178	$10,866	$11,173	$10,699
Return on average tangible common stockholders’ equity (non-GAAP)(3)	A/E	9.66%	10.63%	8.79%	11.20%

		June 30, 2015	December 31, 2014
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$16,899	$16,873
Less: Ending intangible assets (GAAP)		5,084	5,091
Ending deferred tax liability related to intangibles (GAAP)		(170)	(172)
Ending preferred stock (GAAP)		852	884
Ending tangible common stockholders’ equity (non-GAAP)	F	$11,133	$11,070
Ending total assets (GAAP)		$121,855	$119,563
Less: Ending intangible assets (GAAP)		5,084	5,091
Ending deferred tax liability related to intangibles (GAAP)		(170)	(172)
Ending tangible assets (non-GAAP)	G	$116,941	$114,644
End of period shares outstanding	H	1,331	1,354
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.52%	9.66%
Tangible common book value per share (non-GAAP)	F/H	$8.37	$8.18
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (4)
Stockholders’ equity (GAAP)		$16,899
Non-qualifying goodwill and intangibles		(4,902)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		183
Preferred stock (GAAP)		(852)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	I	$11,328
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP)(5)	J	$102,479
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	I/J	11.05%
 _________

(1)
Regions recorded $50 million and $100 million of contingent legal and regulatory accruals during the second quarter of 2015 and the fourth quarter of 2014, respectively, related to previously disclosed matters. The fourth quarter of 2014 accruals were settled in the second quarter of 2015 for $2 million less than originally estimated and a corresponding recovery was recognized.

(2)
Regions recorded a non-tax deductible regulatory charge of $58 million during the fourth quarter of 2013 related to previously disclosed inquiries from government authorities. These matters were settled in the second quarter of 2014 for $7 million less than originally estimated and a corresponding recovery was recognized.

(3)	Income statement amounts have been annualized in calculation.

(4)
Current quarter amounts and the resulting ratio are estimated. Regulatory capital measures for periods prior to the first quarter of 2015 were not revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects. As a result, prior period measures and calculations have been removed from the table.

(5)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended June 30
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$2	$—	0.86%	$16	$—	0.86%
Trading account securities	112	1	1.06	115	—	0.76
Securities:
Taxable	24,658	149	2.43	23,856	156	2.62
Tax-exempt	2	—	—	3	—	—
Loans held for sale	463	4	3.44	413	4	3.96
Loans, net of unearned income(1)(2)	79,175	747	3.78	76,390	752	3.95
Other interest-earning assets	2,115	1	0.30	2,865	3	0.29
Total interest-earning assets	106,527	902	3.40	103,658	915	3.54
Allowance for loan losses	(1,097)			(1,246)
Cash and due from banks	1,706			1,767
Other non-earning assets	13,739			13,702
	$120,875			$117,881
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,165	3	0.12	$6,673	2	0.11
Interest-bearing checking	21,494	4	0.08	20,476	4	0.09
Money market	26,483	7	0.11	25,907	7	0.10
Time deposits	8,250	13	0.67	9,067	12	0.52
Total interest-bearing deposits(3)	63,392	27	0.17	62,123	25	0.16
Federal funds purchased and securities sold under agreements to repurchase	637	—	0.03	2,017	1	0.09
Other short-term borrowings	942	1	0.21	54	—	0.23
Long-term borrowings	2,903	35	4.83	4,161	51	4.98
Total interest-bearing liabilities	67,874	63	0.37	68,355	77	0.45
Non-interest-bearing deposits(3)	33,708	—	—	30,866	—	—
Total funding sources	101,582	63	0.25	99,221	77	0.31
Net interest spread			3.03			3.09
Other liabilities	2,343			2,107
Stockholders’ equity	16,950			16,553
	$120,875			$117,881
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$839	3.16%		$838	3.24%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $14 million and $20 million for the three months ended June 30, 2015 and 2014, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% for both three months ended June 30, 2015 and 2014.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$11	$—	0.82%	$12	$—	0.86%
Trading account securities	109	4	6.74	113	2	3.47
Securities:
Taxable	24,670	302	2.47	23,864	310	2.62
Tax-exempt	2	—	—	4	—	—
Loans held for sale	435	7	3.45	632	12	3.92
Loans, net of unearned income(1)(2)	78,562	1,489	3.82	75,768	1,499	3.99
Other interest-earning assets	2,542	3	0.29	3,177	5	0.28
Total interest-earning assets	106,331	1,805	3.42	103,570	1,828	3.56
Allowance for loan losses	(1,098)			(1,284)
Cash and due from banks	1,740			1,792
Other non-earning assets	13,749			13,722
	$120,722			$117,800
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,023	5	0.13	$6,554	4	0.12
Interest-bearing checking	21,631	9	0.09	20,633	9	0.09
Money market	26,432	14	0.11	25,960	15	0.11
Time deposits	8,374	27	0.66	9,242	24	0.52
Total interest-bearing deposits(3)	63,460	55	0.18	62,389	52	0.17
Federal funds purchased and securities sold under agreements to repurchase	1,158	—	0.05	2,057	1	0.08
Other short-term borrowings	554	1	0.21	27	—	0.23
Long-term borrowings	3,135	78	5.03	4,400	106	4.88
Total interest-bearing liabilities	68,307	134	0.40	68,873	159	0.47
Non-interest-bearing deposits(3)	32,985	—	—	30,568	—	—
Total funding sources	101,292	134	0.27	99,441	159	0.32
Net interest spread			3.02			3.09
Other liabilities	2,473			2,135
Stockholders’ equity	16,957			16,224
	$120,722			$117,800
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$1,671	3.17%		$1,669	3.25%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $31 million and $41 million for the six months ended June 30, 2015 and 2014, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.12% and 0.11% for the six months ended June 30, 2015 and 2014, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
For the second quarter of 2015, net interest income (taxable-equivalent basis) totaled $839 million compared to $838 million in the second quarter of 2014. The net interest margin (taxable-equivalent basis) was 3.16 percent for the second quarter of 2015 and 3.24 percent for the second quarter of 2014. For the first six months of 2015 and 2014, net interest income (taxable-equivalent basis) totaled $1.7 billion for both periods. The net interest margin (taxable-equivalent basis) was 3.17 percent for the first six months of 2015, compared to 3.25 percent for the first six months of 2014. Although earning assets increased over these comparable periods, the associated yields declined primarily due to reduced market rates on loans and securities. These declines in yield were only partially offset by lower funding costs.

Management is optimistic for continued economic growth in 2015. If economic conditions and interest rates follow a course of moderate increase through 2015, and the Company achieves its targeted range of loan growth, management believes that the net interest margin will remain stable to moderately rising. Alternatively, if rates decline to levels seen at year-end 2014, management believes the net interest margin will come under modest pressure of approximately 6 to 8 basis points over the remainder of the year. Regions’ balance sheet is in a moderately asset sensitive position and should benefit from an increase in either long-term or short-term rates. So, if economic conditions were to improve more rapidly, thereby spurring a more rapid rise in interest rates, both net interest income and the resulting net interest margin would respond favorably.
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
Exposure to Interest Rate Movements—As of June 30, 2015, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2016. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
As described above, the balance sheet is estimated to be moderately asset sensitive to both short-term and long-term rates. Though in recent months long-term interest rates have taken a modest turn higher, they remain lower than levels which prevailed over the majority of 2014, and well below longer-run historical norms. Similarly, most short-term rates have remained largely steady at historic lows. Current simulation models estimate that, as compared to the base case, net interest income over a 12-month horizon would respond favorably by approximately $100 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $61 million.

The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.
Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2015
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$236
+ 100 basis points	129
- 50 basis points	(95)

Instantaneous Change in Interest Rates
+ 200 basis points	$255
+ 100 basis points	155
- 50 basis points	(123)
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
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth with a composition largely reflecting a continuation of recent trends. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Federal Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income in the gradual +200 basis points scenario by approximately $56 million.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 18. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income in the gradual +200 basis points scenario by approximately $27 million. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2015
		Estimated Fair Value		Weighted Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$1,663	$8	$—	1.5	1.2%	0.2%
Receive variable/pay fix	554	—	15	11.2	0.3	2.6
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	8,950	60	12	3.0	1.2	0.2
Total derivatives designated as hedging instruments	$11,167	$68	$27	3.2	1.1%	0.3%
Subsequent to June 30, 2015, the Company executed certain transactions affecting the total notional amount of its derivatives designated for interest rate risk hedging. In particular, these transactions reduced the notional amount within cash flow hedging derivatives by approximately $2.2 billion and increased the weighted average maturity for cash flow hedges by approximately 1.2 years. The estimated annual change in net interest income presented in Table 18 "Interest Rate Sensitivity" includes the impact of these transactions.
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

MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. In particular, because current interest rates are relatively low, Regions is actively managing exposure to declining prepayments that may occur in the loan and securities portfolio in the event of increasing market interest rates.
LIQUIDITY RISK
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. In 2014, the Federal Reserve Board, the OCC and the FDIC released the final version of the Liquidity Coverage Ratio. The rule is designed to ensure that financial institutions have the necessary assets on hand to withstand short-term liquidity disruptions. See the "Liquidity Coverage Ratio" discussion included in the "Regulatory Capital Requirements" section of Management's Discussion and Analysis for additional information.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board of Directors on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's ALCO, which regularly reviews compliance with the established limits.
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
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2015, Regions had approximately $2.1 billion in cash on deposit with the Federal Reserve, down slightly from approximately $2.3 billion at December 31, 2014.
Regions’ borrowing availability with the Federal Reserve Bank as of June 30, 2015, based on assets pledged as collateral on that date, was $22.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2015, Regions’ borrowing availability from the FHLB totaled $10.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 3 "Securities" to the consolidated financial statements for additional information regarding these investments. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
INFORMATION SECURITY RISK
Operational risks comprise several elements, including information security risks. Information security risks such as evolving and adaptive cyber attacks, for large financial institutions such as Regions, have generally increased in recent years and will continue to increase in part because of the proliferation of new technologies, the use of mobile devices, the internet, and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees. Regions spends significant resources on operational and information security. Regions is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). The FS-ISAC is a nonprofit organization and is funded entirely by its member firms and sponsors. The overall objective of FS-ISAC is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics. Regions also maintains a close working relationship with its regulators and law enforcement partners to keep them updated on pertinent risks.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $63 million in the second quarter of 2015 compared to $35 million during the second quarter of 2014. The provision for loan losses totaled $112 million for the first six months of 2015 compared to $37 million for the first six months of 2014. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.

NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended June 30		Change June 30, 2015 vs. June 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$168	$174	$(6)	(3.4)%
Card and ATM fees	90	84	6	7.1%
Investment management and trust fee income	51	47	4	8.5%
Mortgage income	46	43	3	7.0%
Insurance commissions and fees	33	32	1	3.1%
Bank-owned life insurance	18	23	(5)	(21.7)%
Capital markets fee income and other	27	16	11	68.8%
Commercial credit fee income	21	15	6	40.0%
Investment services fee income	13	11	2	18.2%
Securities gains, net	6	6	—	—%
Net revenue from affordable housing	6	1	5	NM
Insurance proceeds	90	—	90	NM
Other miscellaneous income	21	23	(2)	(8.7)%
	$590	$475	$115	24.2%

	Six Months Ended June 30		Change June 30, 2015 vs. June 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$329	$347	$(18)	(5.2)%
Card and ATM fees	175	163	12	7.4%
Investment management and trust fee income	102	96	6	6.3%
Mortgage income	86	83	3	3.6%
Insurance commissions and fees	68	62	6	9.7%
Bank-owned life insurance	38	42	(4)	(9.5)%
Capital markets fee income and other	47	29	18	62.1%
Commercial credit fee income	37	30	7	23.3%
Investment services fee income	25	21	4	19.0%
Securities gains, net	11	8	3	37.5%
Net revenue from affordable housing	8	2	6	300.0%
Insurance proceeds	90	—	90	NM
Other miscellaneous income	44	49	(5)	(10.2)%
	$1,060	$932	$128	13.7%
_________
NM - Not Meaningful
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The decreases during the second quarter and first six months of 2015 compared to the same periods of 2014 were primarily due to a $9 million and $17 million reduction of fees in the second quarter and year-to-date periods, respectively, resulting from a product discontinuation that concluded in the fourth quarter of 2014.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increases in the second quarter and first six months of 2015 compared to the same periods of 2014 were primarily the result of increased checking accounts, as well as increased transactions driven in part by the continued migration from cash and checks to cards. Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives and advisory services. The increases in the second quarter and first six months of 2015 compared to the same periods of 2014 were primarily due to the placement of permanent financing for real estate customers, increased broker-dealer revenue associated with corporate fixed income underwriting and the successful completion the Company's first mergers and acquisitions advisory engagement.
Commercial credit fee income—Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. The increases in the second quarter and first six months of 2015 compared to the same periods of 2014 included the reclassification of unused commitment fees starting in the second quarter of 2015. Prior period amounts remain in interest income.
Net revenue from affordable housing—Beginning in 2015, Regions adopted new accounting guidance that allows companies with qualified affordable housing investments to apply a proportional amortization method that recognizes the amortized cost of the investment as a component of income tax expense. The guidance requires retrospective application to all prior periods presented. Actual gains or losses resulting from the sale of these investments, cash distributions from the investments and any future impairment represent the only transactions that will continue to be reflected in this line item. Refer to Note 1 "Basis of Presentation" for additional information.
Insurance proceeds—Insurance proceeds recognized in the second quarter of 2015 are related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
NON-INTEREST EXPENSE

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30		Change June 30, 2015 vs. June 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$477	$443	$34	7.7%
Net occupancy expense	89	90	(1)	(1.1)%
Furniture and equipment expense	76	70	6	8.6%
Professional, legal and regulatory expenses	71	30	41	136.7%
Outside services	40	35	5	14.3%
Marketing	25	24	1	4.2%
Deposit administrative fee	15	13	2	15.4%
Branch consolidation, property and equipment charges	27	—	27	NM
Provision (credit) for unfunded credit losses	(2)	11	(13)	(118.2)%
Other miscellaneous expenses	116	104	12	11.5%
	$934	$820	$114	13.9%

	Six Months Ended June 30		Change June 30, 2015 vs. June 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$935	$898	$37	4.1%
Net occupancy expense	180	183	(3)	(1.6)%
Furniture and equipment expense	147	140	7	5.0%
Professional, legal and regulatory expenses	90	65	25	38.5%
Outside services	71	62	9	14.5%
Marketing	51	48	3	6.3%
Deposit administrative fee	37	35	2	5.7%
Branch consolidation, property and equipment charges	49	6	43	NM
Loss on early extinguishment of debt	43	—	43	NM
Provision (credit) for unfunded credit losses	(1)	11	(12)	(109.1)%
Gain on sale of TDRs held for sale, net	—	(35)	35	(100.0)%
Other miscellaneous expenses	237	224	13	5.8%
	$1,839	$1,637	$202	12.3%
_________
NM - Not Meaningful
Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during the second quarter and first six months of 2015 compared to the same periods of 2014 primarily due to increases for merit within base salaries, higher pension and health insurance expenses, as well as higher incentives concurrent with increased revenue and production. Headcount increased from 23,416 at June 30, 2014 to 23,694 at June 30, 2015.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Regions recorded $50 million and $100 million of contingent legal and regulatory accruals during the second quarter of 2015 and the fourth quarter of 2014, respectively, related to previously disclosed matters. The fourth quarter of 2014 accruals were settled in the second quarter of 2015 for $2 million less than originally estimated and a corresponding recovery was recognized. Excluding these items, professional, legal and regulatory expenses decreased $7 million and $23 million in the second quarter and first six months of 2015 compared to the same periods of 2014, respectively, primarily due to lower legal fees resulting from a declining case load and lower consulting expenses.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the second quarter and first six months of 2015 compared to the same periods of 2014 primarily due to increases in certain fees paid in connection with revenue growth as well as other risk related activities required to improve operations.
Branch consolidation, property and equipment charges—Branch consolidation, property and equipment charges in the second quarter of 2015 resulted from the transfer of land, previously held for future branch expansion, to held for sale based on changes in management's intent. As part of the Company's on-going retail network strategy, management identified certain parcels of land that are no longer intended to be developed. Regions also made the decision to close 50 branches in the fourth quarter of 2014. Valuation adjustments related to owned branches were immediately recorded in the fourth quarter of 2014. Accelerated depreciation and lease write-off charges were recorded through and at the actual branch close date, which was during the first quarter of 2015.
Provision (credit) for unfunded credit losses—During the second quarter of 2014, the Company recognized an $11 million increase in the reserve for unfunded credit losses reflecting increased reserves on individual instruments.
Loss on early extinguishment of debt—During the first quarter of 2015, Regions redeemed approximately $250 million of its 7.50 percent subordinated notes, incurring a related early extinguishment charge.
Gain on sale of TDRs held for sale, net—During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million pre-tax net gain.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses increased during the second quarter and first six months of 2015 compared to the same periods of 2014 primarily due to lower gains from the sale of non-performing loans held for sale in the current year periods compared to the prior year.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended June 30, 2015 was $124 million compared to income tax expense of $148 million for the same period in 2014, resulting in effective tax rates of 30.1 percent and 33.5 percent, respectively. The effective tax rate is lower in the current period as compared to the prior comparable period principally due to approximately $7 million tax benefit recognized related to audit settlements reached in the second quarter of 2015 with the Internal Revenue Service ("IRS") and a state taxing authority. Refer to Note 11 “Income Taxes” for additional information.
Income tax expense from continuing operations for the six months ended June 30, 2015 was $219 million compared to income tax expense of $299 million for the same period in 2014, resulting in effective tax rates of 29.5 percent and 33.4 percent, respectively. The effective tax rate was favorably impacted in the year-to-date period by the audit settlements discussed above and a first quarter$10 million tax benefit related to state deferred tax assets. The state deferred tax benefit relates to an improved methodology implemented to estimate the effective state income tax rate.
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
In the first quarter of 2015, the Company adopted new accounting guidance that allows companies with qualified affordable housing investments to apply a proportional amortization method that recognizes the cost of the investment as a component of income tax expense. This election resulted in an increase to income tax expense, and the resulting effective tax rate. Prior periods have been restated for this change. Refer to Note 1 "Basis of Presentation" for additional information.

At June 30, 2015, the Company reported a net deferred tax asset of $357 million compared to $368 million at December 31, 2014. The decrease in the net deferred tax asset is due principally to a decrease related to employee benefits and state net operating losses which were partially offset by a change in market valuation adjustments related to securities available for sale.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three and six months ended June 30, 2015 losses from discontinued operations were primarily the result of legal fees incurred during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 79 through 82 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2015, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 15, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2015, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2015	4,303,868	$9.68	4,303,868	$833,272,610
May 1-31, 2015	12,899,481	$10.06	12,899,481	$703,301,268
June 1-30, 2015	—	$—	—	$703,301,268
Total 2nd Quarter	17,203,349	$9.97	17,203,349	$703,301,268
On April 23, 2015, Regions' Board of Directors authorized a new $875 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. As of June 30, 2015, Regions had repurchased approximately 17 million shares of common stock at a total cost of approximately $172 million. The Company continued to repurchase shares under this plan in the third quarter of 2015, and as of August 4, 2015, Regions had additional repurchases of approximately 10 million shares of common stock at a total cost of approximately $101 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
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

10.1
Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated March 10, 2015, for the Regions Annual Meeting of Stockholders held April 23, 2015.

10.2	Form of Notice and Form of Director Restricted Stock Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.3	Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan.

10.4	Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan.

10.5	Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2015	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)