Form 10-Q
period 2015-09-30
REGIONS FINANCIAL CORP
filed 2015-11-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,305,468,694 shares of common stock, par value $.01, outstanding as of November 2, 2015.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(In millions, except share data)
Assets
Cash and due from banks	$1,726	$1,601
Interest-bearing deposits in other banks	3,217	2,303
Federal funds sold and securities purchased under agreements to resell	65	100
Trading account securities	106	106
Securities held to maturity (estimated fair value of $2,048 and $2,209, respectively)	2,001	2,175
Securities available for sale	22,714	22,580
Loans held for sale (includes $421 and $440 measured at fair value, respectively)	453	541
Loans, net of unearned income	81,063	77,307
Allowance for loan losses	(1,115)	(1,103)
Net loans	79,948	76,204
Other interest-earning assets	93	89
Premises and equipment, net	2,122	2,193
Interest receivable	316	310
Goodwill	4,831	4,816
Residential mortgage servicing rights at fair value	241	257
Other identifiable intangible assets	263	275
Other assets	6,693	6,013
Total assets	$124,789	$119,563
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$34,117	$31,747
Interest-bearing	63,061	62,453
Total deposits	97,178	94,200
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	—	1,753
Other short-term borrowings	—	500
Total short-term borrowings	—	2,253
Long-term borrowings	7,364	3,462
Total borrowed funds	7,364	5,715
Other liabilities	3,295	2,775
Total liabilities	107,837	102,690
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	836	884
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,345,648,066 and 1,395,204,638 shares, respectively	13	14
Additional paid-in capital	18,019	18,767
Retained earnings (deficit)	(400)	(1,177)
Treasury stock, at cost—41,261,008 and 41,262,645 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(139)	(238)
Total stockholders’ equity	16,952	16,873
Total liabilities and stockholders’ equity	$124,789	$119,563

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions, except per share data)
Interest income on:
Loans, including fees	$748	$736	$2,201	$2,205
Securities - taxable	146	154	448	464
Loans held for sale	5	5	12	17
Trading account securities	—	—	4	2
Other interest-earning assets	2	2	5	7
Total interest income	901	897	2,670	2,695
Interest expense on:
Deposits	27	26	82	78
Short-term borrowings	—	—	1	1
Long-term borrowings	38	50	116	156
Total interest expense	65	76	199	235
Net interest income	836	821	2,471	2,460
Provision for loan losses	60	24	172	61
Net interest income after provision for loan losses	776	797	2,299	2,399
Non-interest income:
Service charges on deposit accounts	167	181	496	528
Card and ATM fees	93	85	268	248
Mortgage income	39	39	125	122
Securities gains (losses), net	7	7	18	15
Other	191	185	650	516
Total non-interest income	497	497	1,557	1,429
Non-interest expense:
Salaries and employee benefits	470	456	1,405	1,354
Net occupancy expense	90	92	270	275
Furniture and equipment expense	77	73	224	213
Other	258	205	835	621
Total non-interest expense	895	826	2,734	2,463
Income from continuing operations before income taxes	378	468	1,122	1,365
Income tax expense	116	151	335	450
Income from continuing operations	262	317	787	915
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(6)	5	(16)	26
Income tax expense (benefit)	(2)	2	(6)	10
Income (loss) from discontinued operations, net of tax	(4)	3	(10)	16
Net income	$258	$320	$777	$931
Net income from continuing operations available to common shareholders	$246	$297	$739	$879
Net income available to common shareholders	$242	$300	$729	$895
Weighted-average number of shares outstanding:
Basic	1,319	1,378	1,333	1,378
Diluted	1,326	1,389	1,343	1,390
Earnings per common share from continuing operations:
Basic	$0.19	$0.22	$0.55	$0.64
Diluted	0.19	0.21	0.55	0.63
Earnings per common share:
Basic	$0.18	$0.22	$0.55	$0.65
Diluted	0.18	0.22	0.54	0.64
Cash dividends declared per common share	0.06	0.05	0.17	0.13

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2015	2014
	(In millions)
Net income	$258	$320
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $28 and ($53) tax effect, respectively)	47	(87)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and $2 tax effect, respectively)	5	5
Net change in unrealized gains (losses) on securities available for sale, net of tax	42	(92)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $75 and ($10) tax effect, respectively)	121	(16)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $16 and $13 tax effect, respectively)	25	21
Net change in unrealized gains (losses) on derivative instruments, net of tax	96	(37)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	—
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, (net of ($4) and ($2) tax effect, respectively)	(9)	(5)
Net change from defined benefit pension plans and other post employment benefits, net of tax	8	5
Other comprehensive income (loss), net of tax	148	(122)
Comprehensive income	$406	$198

	Nine Months Ended September 30
	2015	2014
	(In millions)
Net income	$777	$931
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($4) and ($4) tax effect, respectively)	(6)	(6)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	6	6
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($17) and $87 tax effect, respectively)	(25)	143
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $6 and $5 tax effect, respectively)	12	10
Net change in unrealized gains (losses) on securities available for sale, net of tax	(37)	133
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $107 and $30 tax effect, respectively)	175	48
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $41 and $35 tax effect, respectively)	67	56
Net change in unrealized gains (losses) on derivative instruments, net of tax	108	(8)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $2 tax effect, respectively)	(2)	1
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of($13) and $(6) tax effect, respectively)	(24)	(13)
Net change from defined benefit pension plans and other post employment benefits, net of tax	22	14
Other comprehensive income (loss), net of tax	99	145
Comprehensive income	$876	$1,076
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2014	1	$450	1,378	$14	$19,216	$(2,324)	$(1,377)	$(319)	$15,660
Net income	—	—	—	—	—	931	—	—	931
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	6	6
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	133	133
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(8)	(8)
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	14	14
Cash dividends declared—$0.13 per share	—	—	—	—	(180)	—	—	—	(180)
Preferred stock dividends	—	(36)	—	—	—	—	—	—	(36)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series B, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	486	—	—	—	—	—	—	486
Common stock transactions:
Impact of share repurchase	—	—	(1)	—	(8)	—	—	—	(8)
Impact of stock transactions under compensation plans, net	—	—	2	—	41	—	—	—	41
BALANCE AT SEPTEMBER 30, 2014	1	$900	1,379	$14	$19,069	$(1,393)	$(1,377)	$(174)	$17,039

BALANCE AT JANUARY 1, 2015	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	777	—	—	777
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	6	6
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(37)	(37)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	108	108
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	22	22
Cash dividends declared—$0.17 per share	—	—	—	—	(226)	—	—	—	(226)
Preferred stock dividends	—	(48)	—	—	—	—	—	—	(48)
Common stock transactions:
Impact of share repurchase	—	—	(55)	(1)	(544)	—	—	—	(545)
Impact of stock transactions under compensation plans, net	—	—	5	—	22	—	—	—	22
BALANCE AT SEPTEMBER 30, 2015	1	$836	1,304	$13	$18,019	$(400)	$(1,377)	$(139)	$16,952

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2015	2014
	(In millions)
Operating activities:
Net income	$777	$931
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	172	61
Depreciation, amortization and accretion, net	384	391
Securities (gains) losses, net	(18)	(15)
Deferred income tax expense	68	176
Originations and purchases of loans held for sale	(1,931)	(1,848)
Proceeds from sales of loans held for sale	2,087	1,948
Gain on TDRs held for sale, net	—	(35)
(Gain) loss on sale of loans, net	(70)	(89)
(Gain) loss on early extinguishment of debt	43	—
Net change in operating assets and liabilities:
Trading account securities	—	8
Other interest-earning assets	(4)	(5)
Interest receivable and other assets	116	(53)
Other liabilities	(95)	64
Other	36	(16)
Net cash from operating activities	1,565	1,518
Investing activities:
Proceeds from maturities of securities held to maturity	174	130
Proceeds from sales of securities available for sale	1,201	1,384
Proceeds from maturities of securities available for sale	2,958	2,350
Purchases of securities available for sale	(4,382)	(4,524)
Proceeds from sales of loans	59	649
Purchases of loans	(857)	(814)
Purchases of mortgage servicing rights	(4)	(12)
Net change in loans	(3,291)	(1,662)
Net purchases of other assets	(193)	(164)
Net cash from investing activities	(4,335)	(2,663)
Financing activities:
Net change in deposits	2,978	1,677
Net change in short-term borrowings	(2,253)	(289)
Proceeds from long-term borrowings	4,997	—
Payments on long-term borrowings	(1,142)	(1,001)
Cash dividends on common stock	(226)	(180)
Cash dividends on preferred stock	(48)	(36)
Repurchase of common stock	(544)	(8)
Net proceeds from issuance of preferred stock	—	486
Other	12	6
Net cash from financing activities	3,774	655
Net change in cash and cash equivalents	1,004	(490)
Cash and cash equivalents at beginning of year	4,004	5,273
Cash and cash equivalents at end of period	$5,008	$4,783

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
NOTE 1. BASIS OF PRESENTATION
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2014. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
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
Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. For investments that met the criteria specified in the guidance, Regions elected to use the proportional amortization method. Under this method, the initial investment is amortized in proportion to the actual tax credits and other tax benefits to be received in the current period as compared to the total tax credits and other tax benefits expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. The cumulative effect of the retrospective application was a $116 million decrease to retained earnings (deficit), a $22 million increase to other interest-earning assets and a $138 million decrease to other assets. The Company's total investments in qualified affordable housing projects were $918 million and $818 million at September 30, 2015 and December 31, 2014, respectively. These investments are reflected in other assets on Regions' consolidated balance sheets. The Company recognized $77 million and $67 million of amortization expense and $87 million and $78 million of tax credits related to these investments during the nine months ended September 30, 2015 and 2014, respectively. The Company also recognized $19 million and $17 million of other tax benefits related to these investments for nine months ended September 30, 2015 and 2014, respectively.
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

The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions, except per share data)
Non-interest income:
Insurance proceeds	$—	$19	$—	$19
Total non-interest income	—	19	—	19
Non-interest expense:
Professional and legal expenses	7	14	16	(8)
Other	(1)	—	—	1
Total non-interest expense	6	14	16	(7)
Income (loss) from discontinued operations before income taxes	(6)	5	(16)	26
Income tax expense (benefit)	(2)	2	(6)	10
Income (loss) from discontinued operations, net of tax	$(4)	$3	$(10)	$16
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$0.00	$(0.01)	$0.01
Diluted	$(0.00)	$0.00	$(0.01)	$0.01
NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	September 30, 2015
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(11)	339	11	—	350
Mortgage-backed securities:
Residential agency	1,540	—	(64)	1,476	36	—	1,512
Commercial agency	190	—	(5)	185	—	—	185
	$2,081	$—	$(80)	$2,001	$47	$—	$2,048

Securities available for sale:
U.S. Treasury securities	$180	$2	$—	$182			$182
Federal agency securities	222	4	—	226			226
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	15,613	238	(31)	15,820			15,820
Residential non-agency	6	—	—	6			6
Commercial agency	2,379	36	(1)	2,414			2,414
Commercial non-agency	1,404	13	(7)	1,410			1,410
Corporate and other debt securities	1,798	17	(53)	1,762			1,762
Equity securities	887	8	(2)	893			893
	$22,490	$318	$(94)	$22,714			$22,714

	December 31, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(12)	338	6	—	344
Mortgage-backed securities:
Residential agency	1,698	—	(71)	1,627	35	(1)	1,661
Commercial agency	216	—	(7)	209	—	(6)	203
	$2,265	$—	$(90)	$2,175	$41	$(7)	$2,209

Securities available for sale:
U.S. Treasury securities	$176	$—	$—	$176			$176
Federal agency securities	233	2	—	235			235
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	15,788	283	(33)	16,038			16,038
Residential non-agency	7	1	—	8			8
Commercial agency	1,959	14	(9)	1,964			1,964
Commercial non-agency	1,489	14	(9)	1,494			1,494
Corporate and other debt securities	1,980	36	(26)	1,990			1,990
Equity securities	662	12	(1)	673			673
	$22,296	$362	$(78)	$22,580			$22,580
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

	September 30, 2015	December 31, 2014
	(In millions)
Federal Reserve Bank	$484	$488
Federal Home Loan Bank	197	39
Securities with carrying values of $13.4 billion and $12.1 billion at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $50 million and zero of encumbered U.S. Treasury securities at September 30, 2015 and December 31, 2014, respectively.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	350	350
Mortgage-backed securities:
Residential agency	1,540	1,512
Commercial agency	190	185
	$2,081	$2,048
Securities available for sale:
Due in one year or less	$95	$95
Due after one year through five years	835	842
Due after five years through ten years	968	952
Due after ten years	303	282
Mortgage-backed securities:
Residential agency	15,613	15,820
Residential non-agency	6	6
Commercial agency	2,379	2,414
Commercial non-agency	1,404	1,410
Equity securities	887	893
	$22,490	$22,714
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at September 30, 2015 and December 31, 2014. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$223	$(3)	$1,173	$(25)	$1,396	$(28)
Commercial agency	—	—	185	(5)	185	(5)
	$223	$(3)	$1,358	$(30)	$1,581	$(33)

Securities available for sale:
U.S. Treasury securities	$4	$—	$9	$—	$13	$—
Federal agency securities	—	—	3	—	3	—
Mortgage-backed securities:
Residential agency	3,658	(20)	816	(11)	4,474	(31)
Commercial agency	348	(1)	160	—	508	(1)
Commercial non-agency	432	(4)	248	(3)	680	(7)
All other securities	708	(29)	299	(26)	1,007	(55)
	$5,150	$(54)	$1,535	$(40)	$6,685	$(94)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$—	$—	$344	$(6)	$344	$(6)
Mortgage-backed securities:
Residential agency	—	—	1,659	(37)	1,659	(37)
Commercial agency	—	—	203	(13)	203	(13)
	$—	$—	$2,206	$(56)	$2,206	$(56)

Securities available for sale:
U.S. Treasury securities	$74	$—	$3	$—	$77	$—
Federal agency securities	—	—	3	—	3	—
Mortgage-backed securities:
Residential agency	1,178	(5)	2,587	(28)	3,765	(33)
Commercial agency	464	(4)	316	(5)	780	(9)
Commercial non-agency	242	(1)	500	(8)	742	(9)
All other securities	400	(7)	455	(20)	855	(27)
	$2,358	$(17)	$3,864	$(61)	$6,222	$(78)
The number of individual positions in an unrealized loss position in the tables above increased from 827 at December 31, 2014 to 843 at September 30, 2015. The changes in the number of positions and the total amount of unrealized losses from year-end 2014 were primarily due to changes in interest rates and spreads within various fixed income products. In instances where an unrealized loss existed, there was no indication of a material adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating other-than-temporary impairments, management did identify a limited number of positions where an other-than-temporary impairment was believed to exist as of September 30, 2015. Such impairments were the result of the Company either having decided to sell or a belief that, pursuant to certain governance, it is more likely than not that the Company will be required to sell certain positions. For the quarter ending September 30, 2015, such impairments totaled $6 million, and have been reflected as a reduction of net securities gains (losses) on the consolidated statements of income.
Gross realized gains and gross realized losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions)
Gross realized gains	$15	$9	$29	$25
Gross realized losses	(2)	(2)	(5)	(8)
Other-than-temporary-impairment ("OTTI")	(6)	—	(6)	(2)
Securities gains, net	$7	$7	$18	$15

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2015	December 31, 2014
	(In millions, net of unearned income)
Commercial and industrial	$35,906	$32,732
Commercial real estate mortgage—owner-occupied	7,741	8,263
Commercial real estate construction—owner-occupied	406	407
Total commercial	44,053	41,402
Commercial investor real estate mortgage	4,386	4,680
Commercial investor real estate construction	2,525	2,133
Total investor real estate	6,911	6,813
Residential first mortgage	12,730	12,315
Home equity	10,947	10,932
Indirect—vehicles	3,895	3,642
Indirect—other consumer	490	206
Consumer credit card	1,016	1,009
Other consumer	1,021	988
Total consumer	30,099	29,092
	$81,063	$77,307
During the three months ended September 30, 2015 and 2014, Regions purchased approximately $310 million and $296 million, respectively, in indirect-vehicles and indirect-other consumer loans from third parties. During the nine months ended September 30, 2015 and 2014, the comparable loan purchase amounts were approximately $857 million and $814 million, respectively.
At September 30, 2015, $14.6 billion in net eligible loans held by Regions were pledged to secure borrowings from the FHLB. At September 30, 2015, an additional $30.9 billion in net eligible loans held by Regions were pledged to the Federal Reserve Bank for potential borrowings.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2014, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014. The total allowance for loan losses and the related loan portfolio ending balances as of September 30, 2015 and 2014 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all troubled debt restructurings ("TDRs"). The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended September 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2015	$740	$123	$252	$1,115
Provision (credit) for loan losses	32	(16)	44	60
Loan losses:
Charge-offs	(33)	(3)	(59)	(95)
Recoveries	14	5	16	35
Net loan losses	(19)	2	(43)	(60)
Allowance for loan losses, September 30, 2015	753	109	253	1,115
Reserve for unfunded credit commitments, July 1, 2015	59	5	—	64
Provision (credit) for unfunded credit losses	—	—	—	—
Reserve for unfunded credit commitments, September 30, 2015	59	5	—	64
Allowance for credit losses, September 30, 2015	$812	$114	$253	$1,179

	Three Months Ended September 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2014	$705	$190	$334	$1,229
Provision (credit) for loan losses	18	(23)	29	24
Loan losses:
Charge-offs	(49)	(5)	(66)	(120)
Recoveries	21	6	18	45
Net loan losses	(28)	1	(48)	(75)
Allowance for loan losses, September 30, 2014	695	168	315	1,178
Reserve for unfunded credit commitments, July 1, 2014	74	12	3	89
Provision (credit) for unfunded credit losses	(21)	(3)	—	(24)
Reserve for unfunded credit commitments, September 30, 2014	53	9	3	65
Allowance for credit losses, September 30, 2014	$748	$177	$318	$1,243

	Nine Months Ended September 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	142	(44)	74	172
Loan losses:
Charge-offs	(92)	(15)	(175)	(282)
Recoveries	49	18	55	122
Net loan losses	(43)	3	(120)	(160)
Allowance for loan losses, September 30, 2015	753	109	253	1,115
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	2	(3)	—	(1)
Reserve for unfunded credit commitments, September 30, 2015	59	5	—	64
Allowance for credit losses, September 30, 2015	$812	$114	$253	$1,179
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$187	$27	$70	$284
Collectively evaluated for impairment	566	82	183	831
Total allowance for loan losses	$753	$109	$253	$1,115
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$744	$192	$846	$1,782
Collectively evaluated for impairment	43,309	6,719	29,253	79,281
Total loans evaluated for impairment	$44,053	$6,911	$30,099	$81,063

	Nine Months Ended September 30, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	62	(68)	67	61
Loan losses:
Charge-offs	(130)	(21)	(203)	(354)
Recoveries	52	21	57	130
Net loan losses	(78)	—	(146)	(224)
Allowance for loan losses, September 30, 2014	695	168	315	1,178
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	(10)	(3)	—	(13)
Reserve for unfunded credit commitments, September 30, 2014	53	9	3	65
Allowance for credit losses, September 30, 2014	$748	$177	$318	$1,243
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$204	$80	$79	$363
Collectively evaluated for impairment	491	88	236	815
Total allowance for loan losses	$695	$168	$315	$1,178
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$758	$466	$849	$2,073
Collectively evaluated for impairment	40,115	6,352	28,067	74,534
Total loans evaluated for impairment	$40,873	$6,818	$28,916	$76,607
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
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, these loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Loans in this portfolio segment are particularly sensitive to the valuation of real estate.
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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2015 and December 31, 2014. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	September 30, 2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,972	$878	$706	$350	$35,906
Commercial real estate mortgage—owner-occupied	6,872	347	289	233	7,741
Commercial real estate construction—owner-occupied	369	21	13	3	406
Total commercial	$41,213	$1,246	$1,008	$586	$44,053
Commercial investor real estate mortgage	$4,020	$158	$169	$39	$4,386
Commercial investor real estate construction	2,477	12	35	1	2,525
Total investor real estate	$6,497	$170	$204	$40	$6,911

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,663	$67	$12,730
Home equity			10,851	96	10,947
Indirect—vehicles			3,895	—	3,895
Indirect—other consumer			490	—	490
Consumer credit card			1,016	—	1,016
Other consumer			1,021	—	1,021
Total consumer			$29,936	$163	$30,099
					$81,063

	December 31, 2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$31,492	$626	$362	$252	$32,732
Commercial real estate mortgage—owner-occupied	7,425	315	285	238	8,263
Commercial real estate construction—owner-occupied	387	9	8	3	407
Total commercial	$39,304	$950	$655	$493	$41,402
Commercial investor real estate mortgage	$4,152	$234	$171	$123	$4,680
Commercial investor real estate construction	2,060	22	49	2	2,133
Total investor real estate	$6,212	$256	$220	$125	$6,813

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,206	$109	$12,315
Home equity			10,830	102	10,932
Indirect—vehicles			3,642	—	3,642
Indirect—other consumer			206	—	206
Consumer credit card			1,009	—	1,009
Other consumer			988	—	988
Total consumer			$28,881	$211	$29,092
					$77,307

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$11	$5	$7	$23	$35,556	$350	$35,906
Commercial real estate mortgage—owner-occupied	28	13	6	47	7,508	233	7,741
Commercial real estate construction—owner-occupied	1	—	—	1	403	3	406
Total commercial	40	18	13	71	43,467	586	44,053
Commercial investor real estate mortgage	18	6	2	26	4,347	39	4,386
Commercial investor real estate construction	1	—	—	1	2,524	1	2,525
Total investor real estate	19	6	2	27	6,871	40	6,911
Residential first mortgage	91	48	231	370	12,663	67	12,730
Home equity	67	31	51	149	10,851	96	10,947
Indirect—vehicles	40	12	8	60	3,895	—	3,895
Indirect—other consumer	1	1	—	2	490	—	490
Consumer credit card	6	5	11	22	1,016	—	1,016
Other consumer	12	2	4	18	1,021	—	1,021
Total consumer	217	99	305	621	29,936	163	30,099
	$276	$123	$320	$719	$80,274	$789	$81,063

	December 31, 2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$16	$7	$7	$30	$32,480	$252	$32,732
Commercial real estate mortgage—owner-occupied	21	13	5	39	8,025	238	8,263
Commercial real estate construction—owner-occupied	1	—	—	1	404	3	407
Total commercial	38	20	12	70	40,909	493	41,402
Commercial investor real estate mortgage	17	3	3	23	4,557	123	4,680
Commercial investor real estate construction	—	—	—	—	2,131	2	2,133
Total investor real estate	17	3	3	23	6,688	125	6,813
Residential first mortgage	99	64	247	410	12,206	109	12,315
Home equity	73	38	63	174	10,830	102	10,932
Indirect—vehicles	43	10	7	60	3,642	—	3,642
Indirect—other consumer	—	—	—	—	206	—	206
Consumer credit card	8	5	12	25	1,009	—	1,009
Other consumer	13	4	3	20	988	—	988
Total consumer	236	121	332	689	28,881	211	29,092
	$291	$144	$347	$782	$76,478	$829	$77,307

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of September 30, 2015 and December 31, 2014. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$380	$31	$349	$42	$307	$104	35.5%
Commercial real estate mortgage—owner-occupied	252	19	233	38	195	60	31.3
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	635	50	585	80	505	165	33.9
Commercial investor real estate mortgage	47	8	39	16	23	10	38.3
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	48	8	40	16	24	10	37.5
Residential first mortgage	55	18	37	—	37	5	41.8
Home equity	21	6	15	—	15	—	28.6
Total consumer	76	24	52	—	52	5	38.2
	$759	$82	$677	$96	$581	$180	34.5%

	Accruing Impaired Loans As of September 30, 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$66	$2	$64	$12	21.2%
Commercial real estate mortgage—owner-occupied	100	6	94	10	16.0
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	167	8	159	22	18.0
Commercial investor real estate mortgage	157	8	149	16	15.3
Commercial investor real estate construction	4	1	3	1	50.0
Total investor real estate	161	9	152	17	16.1
Residential first mortgage	456	12	444	57	15.1
Home equity	341	7	334	8	4.4
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	13	—	13	—	—
Total consumer	813	19	794	65	10.3
	$1,141	$36	$1,105	$104	12.3%

	Total Impaired Loans As of September 30, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$446	$33	$413	$42	$371	$116	33.4%
Commercial real estate mortgage—owner-occupied	352	25	327	38	289	70	27.0
Commercial real estate construction—owner-occupied	4	—	4	—	4	1	25.0
Total commercial	802	58	744	80	664	187	30.5
Commercial investor real estate mortgage	204	16	188	16	172	26	20.6
Commercial investor real estate construction	5	1	4	—	4	1	40.0
Total investor real estate	209	17	192	16	176	27	21.1
Residential first mortgage	511	30	481	—	481	62	18.0
Home equity	362	13	349	—	349	8	5.8
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	13	—	13	—	13	—	—
Total consumer	889	43	846	—	846	70	12.7
	$1,900	$118	$1,782	$96	$1,686	$284	21.2%

	Non-accrual Impaired Loans As of December 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$286	$36	$250	$11	$239	$83	41.6%
Commercial real estate mortgage—owner-occupied	267	29	238	43	195	69	36.7
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	556	65	491	54	437	153	39.2
Commercial investor real estate mortgage	162	39	123	26	97	30	42.6
Commercial investor real estate construction	3	1	2	—	2	1	66.7
Total investor real estate	165	40	125	26	99	31	43.0
Residential first mortgage	79	26	53	—	53	7	41.8
Home equity	22	7	15	—	15	1	36.4
Total consumer	101	33	68	—	68	8	40.6
	$822	$138	$684	$80	$604	$192	40.1%

	Accruing Impaired Loans As of December 31, 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$102	$3	$99	$17	19.6%
Commercial real estate mortgage—owner-occupied	162	10	152	16	16.0
Total commercial	264	13	251	33	17.4
Commercial investor real estate mortgage	267	8	259	28	13.5
Commercial investor real estate construction	33	—	33	6	18.2
Total investor real estate	300	8	292	34	14.0
Residential first mortgage	426	11	415	57	16.0
Home equity	359	6	353	13	5.3
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	17	—	17	—	—
Total consumer	805	17	788	70	10.8
	$1,369	$38	$1,331	$137	12.8%

	Total Impaired Loans As of December 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$388	$39	$349	$11	$338	$100	35.8%
Commercial real estate mortgage—owner-occupied	429	39	390	43	347	85	28.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	820	78	742	54	688	186	32.2
Commercial investor real estate mortgage	429	47	382	26	356	58	24.5
Commercial investor real estate construction	36	1	35	—	35	7	22.2
Total investor real estate	465	48	417	26	391	65	24.3
Residential first mortgage	505	37	468	—	468	64	20.0
Home equity	381	13	368	—	368	14	7.1
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	17	—	17	—	17	—	—
Total consumer	906	50	856	—	856	78	14.1
	$2,191	$176	$2,015	$80	$1,935	$329	23.0%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2015 and 2014. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$379	$1	$296	$2	$378	$4	$382	$7
Commercial real estate mortgage—owner-occupied	322	2	464	2	350	7	491	9
Commercial real estate construction—owner-occupied	4	—	30	1	4	—	36	1
Total commercial	705	3	790	5	732	11	909	17
Commercial investor real estate mortgage	210	2	446	4	266	8	532	18
Commercial investor real estate construction	14	—	44	—	26	1	68	2
Total investor real estate	224	2	490	4	292	9	600	20
Residential first mortgage	477	3	451	3	476	11	454	10
Home equity	352	5	379	5	357	14	383	15
Indirect—vehicles	1	—	1	—	1	—	1	—
Consumer credit card	2	—	2	—	2	—	2	—
Other consumer	13	1	19	—	15	1	22	1
Total consumer	845	9	852	8	851	26	862	26
Total impaired loans	$1,774	$14	$2,132	$17	$1,875	$46	$2,371	$63

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
Regions works to meet the individual needs of consumer borrowers to stem foreclosure through the Customer Assistance Program ("CAP"). Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship regardless of the borrower’s payment status. Consumer TDRs primarily involve an interest rate concession; however under the CAP, Regions may also offer a short-term deferral, a term extension, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term because they are concessionary in nature and because the customer documents a hardship in order to participate.
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
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At September 30, 2015, approximately $44 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At September 30, 2015, approximately $7 million in home equity first lien TDRs were in excess of 180 days past due and approximately $5 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $217 million and $316 million for the nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	47	$43	$1
Commercial real estate mortgage—owner-occupied	44	26	1
Total commercial	91	69	2
Commercial investor real estate mortgage	32	68	2
Commercial investor real estate construction	1	1	—
Total investor real estate	33	69	2
Residential first mortgage	92	31	4
Home equity	139	8	—
Consumer credit card	30	—	—
Indirect—vehicles and other consumer	69	1	—
Total consumer	330	40	4
	454	$178	$8

	Three Months Ended September 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	67	$72	$2
Commercial real estate mortgage—owner-occupied	61	49	1
Total commercial	128	121	3
Commercial investor real estate mortgage	43	66	1
Commercial investor real estate construction	8	24	1
Total investor real estate	51	90	2
Residential first mortgage	144	26	4
Home equity	142	8	—
Consumer credit card	40	1	—
Indirect—vehicles and other consumer	77	1	—
Total consumer	403	36	4
	582	$247	$9

	Nine Months Ended September 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	150	$145	$3
Commercial real estate mortgage—owner-occupied	147	88	3
Total commercial	297	233	6
Commercial investor real estate mortgage	92	107	3
Commercial investor real estate construction	14	8	—
Total investor real estate	106	115	3
Residential first mortgage	321	83	11
Home equity	451	23	—
Consumer credit card	103	1	—
Indirect—vehicles and other consumer	265	3	—
Total consumer	1,140	110	11
	1,543	$458	$20

	Nine Months Ended September 30, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	216	$236	$4
Commercial real estate mortgage—owner-occupied	218	196	4
Commercial real estate construction—owner-occupied	3	3	—
Total commercial	437	435	8
Commercial investor real estate mortgage	193	274	5
Commercial investor real estate construction	36	39	1
Total investor real estate	229	313	6
Residential first mortgage	408	71	11
Home equity	481	28	—
Consumer credit card	104	1	—
Indirect—vehicles and other consumer	194	3	—
Total consumer	1,187	103	11
	1,853	$851	$25
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three and nine months ended September 30, 2015 and 2014, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$4	$2	$8	$48
Commercial real estate mortgage—owner-occupied	3	10	6	17
Total commercial	7	12	14	65
Commercial investor real estate mortgage	—	1	1	5
Commercial investor real estate construction	—	—	—	1
Total investor real estate	—	1	1	6
Residential first mortgage	7	2	15	14
Home equity	1	—	2	2
Total consumer	8	2	17	16
	$15	$15	$32	$87
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At September 30, 2015, approximately $30 million of commercial and investor real estate loans modified in a TDR during the three months ended September 30, 2015 were on non-accrual status. Approximately 1.63 percent of this amount was 90 days past due.
At September 30, 2015, Regions had restructured binding unfunded commitments totaling $71 million where a concession was granted and the borrower was in financial difficulty.

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
The table below presents an analysis of residential mortgage servicing rights under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions)
Carrying value, beginning of period	$268	$276	$257	$297
Additions	9	9	28	24
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(25)	—	(14)	(20)
Economic amortization associated with borrower repayments	(11)	(8)	(30)	(24)
Carrying value, end of period	$241	$277	$241	$277
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Prior to the fourth quarter of 2014, this line item reflected total loan payoffs only, while partial paydowns were included in the "Due to change in valuation inputs or assumptions" line item. The 2014 three and nine months ended amount disclosed in the table has been reclassified to reflect the revised presentation.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential mortgage servicing rights (excluding related derivative instruments) are as follows:

	September 30
	2015	2014
	(Dollars in millions)
Unpaid principal balance	$26,220	$26,943
Weighted-average prepayment speed (CPR; percentage)	12.0%	10.9%
Estimated impact on fair value of a 10% increase	$(13)	$(15)
Estimated impact on fair value of a 20% increase	$(25)	$(28)
Option-adjusted spread (basis points)	999	789
Estimated impact on fair value of a 10% increase	$(9)	$(8)
Estimated impact on fair value of a 20% increase	$(18)	$(17)
Weighted-average coupon interest rate	4.4%	4.5%
Weighted-average remaining maturity (months)	279	279
Weighted-average servicing fee (basis points)	27.9	27.8
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions)
Servicing related fees and other ancillary income	$21	$21	$62	$64
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

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions)
Beginning balance	$20	$34	$26	$39
Additions (reductions), net	(6)	(5)	(10)	(3)
Losses	—	(1)	(2)	(8)
Ending balance	$14	$28	$14	$28
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
As of September 30, 2015, the DUS servicing portfolio remained at approximately $1.0 billion, the related commercial mortgage servicing rights were valued at approximately $13 million due to new loan originations, and the loss share guarantee was valued at approximately $2 million.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Corporate Bank	$2,258	$2,258
Consumer Bank	2,095	2,095
Wealth Management	478	463
	$4,831	$4,816
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

During the third quarter of 2015, Regions assessed events and circumstances for all three reporting units as of September 30, 2015 and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
Results of the 2014 annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying values as of September 30, 2015. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2015 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						September 30, 2015	December 31, 2014
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$395	$419
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	441	465
					$1,000	$836	$884
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during the first, second, and third quarters of 2015 and 2014. Series B Preferred Stock dividends were $8 million for the first, second, and third quarters of 2015 compared to $12 million in the third quarter of 2014. Due to the timing of the second quarter of 2014 Series B preferred issuance, preferred dividends in the third quarter of 2014 reflected a longer coupon period. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
COMMON STOCK
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 23, 2015, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015, as well as the authorization of a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. Through September 30, 2015, Regions repurchased approximately 44 million shares of common stock at a total cost of approximately $442 million under this plan. The Company continued to repurchase shares in the fourth quarter of 2015, and as of November 3, 2015, Regions had additional repurchases of approximately 1.4 million shares of common stock at a total cost of approximately $13.6 million. All common shares repurchased under this plan were immediately retired and therefore are not included in treasury stock.

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
The Board of Directors declared a $0.06 per share cash dividend on common stock for the second and third quarters of 2015, and a $0.05 per share cash dividend for the first quarter of 2015, totaling $0.17 per share cash dividend for the first nine months of 2015. The Board of Directors declared a $0.05 per share cash dividend on common stock for the second and third quarters of 2014, and a $0.03 per share cash dividend for the first quarter of 2014, totaling $0.13 per share cash dividend for the first nine months of 2014.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables:

	Three Months Ended September 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(51)	$96	$45	$(377)	$(287)
Net change	2	42	96	8	148
End of period	$(49)	$138	$141	$(369)	$(139)

	Three Months Ended September 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(60)	$203	$44	$(239)	$(52)
Net change	2	(92)	(37)	5	(122)
End of period	$(58)	$111	$7	$(234)	$(174)

	Nine Months Ended September 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(55)	$175	$33	$(391)	$(238)
Net change	6	(37)	108	22	99
End of period	$(49)	$138	$141	$(369)	$(139)

	Nine Months Ended September 30, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(64)	$(22)	$15	$(248)	$(319)
Net change	6	133	(8)	14	145
End of period	$(58)	$111	$7	$(234)	$(174)
The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(3)	Net interest income
	1	1	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$7	$7	Securities gains, net
	(2)	(2)	Tax (expense) or benefit
	$5	$5	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$41	$34	Net interest income
	(16)	(13)	Tax (expense) or benefit
	$25	$21	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$(1)	$—	(2)
Actuarial gains (losses)	(12)	(7)	(2)
	(13)	(7)	Total before tax
	4	2	Tax (expense) or benefit
	$(9)	$(5)	Net of tax

Total reclassifications for the period	$19	$19	Net of tax

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(10)	$(10)	Net interest income
	4	4	Tax (expense) or benefit
	$(6)	$(6)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$18	$15	Securities gains, net
	(6)	(5)	Tax (expense) or benefit
	$12	$10	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$108	$91	Net interest income
	(41)	(35)	Tax (expense) or benefit
	$67	$56	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$(1)	$(1)	(2)
Actuarial gains (losses)	(36)	(18)	(2)
	(37)	(19)	Total before tax
	13	6	Tax (expense) or benefit
	$(24)	$(13)	Net of tax

Total reclassifications for the period	$49	$47	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$262	$317	$787	$915
Preferred stock dividends	(16)	(20)	(48)	(36)
Income from continuing operations available to common shareholders	246	297	739	879
Income (loss) from discontinued operations, net of tax	(4)	3	(10)	16
Net income available to common shareholders	$242	$300	$729	$895
Denominator:
Weighted-average common shares outstanding—basic	1,319	1,378	1,333	1,378
Potential common shares	7	11	10	12
Weighted-average common shares outstanding—diluted	1,326	1,389	1,343	1,390
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.19	$0.22	$0.55	$0.64
Diluted	0.19	0.21	0.55	0.63
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.00)	0.00	(0.01)	0.01
Diluted	(0.00)	0.00	(0.01)	0.01
Earnings per common share(1):
Basic	0.18	0.22	0.55	0.65
Diluted	0.18	0.22	0.54	0.64
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three and nine months ended September 30, 2015 due to a net loss.
The effect from the assumed exercise of 29 million stock options for both the three and nine months ended September 30, 2015 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 23 million and 24 million stock options for the three and nine months ended September 30, 2014, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 9. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards, performance awards and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by stockholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans are typically ten years from the date of the grant.
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 Long Term Incentive Plan ("2015 LTIP"), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board of Directors, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 54 million at September 30, 2015.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Nine Months Ended September 30
	2015		2014
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	25,316,676	$23.07	32,127,235	$22.81
Exercised	(535,107)	6.92	(2,166,521)	4.52
Canceled/Forfeited	(5,410,769)	31.82	(4,486,405)	30.44
Outstanding at end of period	19,370,800	$21.07	25,474,309	$23.02
Exercisable at end of period	19,370,800	$21.07	25,474,309	$23.02
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Nine Months Ended September 30
	2015		2014
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	18,427,409	$8.07	16,212,198	$6.83
Granted	6,622,682	9.90	5,368,113	11.22
Vested	(8,106,010)	6.07	(2,623,699)	6.82
Forfeited	(506,271)	8.54	(459,102)	8.06
Non-vested at end of period	16,437,810	$9.51	18,497,510	$8.07

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
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended September 30
	2015	2014	2015	2014	2015	2014
	(In millions)
Service cost	$10	$9	$1	$1	$11	$10
Interest cost	21	21	2	2	23	23
Expected return on plan assets	(38)	(34)	—	—	(38)	(34)
Amortization of actuarial loss	11	6	1	1	12	7
Amortization of prior service cost	—	—	1	—	1	—
Settlement charge	—	—	—	—	—	—
Net periodic pension cost	$4	$2	$5	$4	$9	$6

	Qualified Plan		Non-qualified Plans		Total
	Nine Months Ended September 30
	2015	2014	2015	2014	2015	2014
	(In millions)
Service cost	$30	$25	$4	$3	$34	$28
Interest cost	63	65	5	5	68	70
Expected return on plan assets	(112)	(103)	—	—	(112)	(103)
Amortization of actuarial loss	33	16	3	2	36	18
Amortization of prior service cost	—	—	1	1	1	1
Settlement charge	—	—	—	3	—	3
Net periodic pension cost	$14	$3	$13	$14	$27	$17
Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by Internal Revenue Service ("IRS") minimum funding standards. Regions made a contribution of $150 million for the 2014 plan year during the first quarter of 2015. Regions also made a $100 million contribution for the 2015 plan year in the fourth quarter of 2015.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2015 or 2014.
NOTE 11. INCOME TAXES
During the second quarter of 2015, the Company reached an agreement with the IRS to settle audits for the tax years 2010, 2011 and 2012. The settlement reduced income tax expense by $4 million, including a reduction in unrecognized tax benefits ("UTBs") of $3 million. The Company has entered the IRS’s Compliance Assurance Process program for 2015.
State audit settlements during the nine months ended September 30, 2015 resulted in a reduction in income tax expense of $6 million. With few exceptions, the Company is no longer subject to state and local tax examinations for tax years before 2008. Currently there are disputed tax positions taken in previously filed tax returns with certain states. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.
As of September 30, 2015 and December 31, 2014, the balance in the Company’s UTBs was $37 million and $50 million, respectively. The decrease of $13 million is principally related to state audit settlements and the IRS audit previously discussed. As of September 30, 2015 and December 31, 2014, the balance of UTBs that would reduce the effective tax rate, if recognized, was $24 million and $34 million, respectively.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,650	$21	$37	$2,817	$6	$30
Derivatives in cash flow hedging relationships:
Interest rate swaps	9,800	199	—	8,050	38	31
Total derivatives designated as hedging instruments	$12,450	$220	$37	$10,867	$44	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$39,976	$645	$668	$45,860	$941	$972
Interest rate options	2,954	15	1	3,016	10	2
Interest rate futures and forward commitments	18,801	10	14	17,978	3	8
Other contracts	4,713	189	183	4,149	217	211
Total derivatives not designated as hedging instruments	$66,444	$859	$866	$71,003	$1,171	$1,193
Total derivatives	$78,894	$1,079	$903	$81,870	$1,215	$1,254
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which includes long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions enters into interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate available for sale debt securities. These agreements involve the payment of fixed-rate amounts in exchange for floating-rate interest receipts.
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
Regions recognized an unrealized after-tax gain of $24 million and $40 million in accumulated other comprehensive income (loss) at September 30, 2015 and 2014, respectively, related to terminated cash flow hedges of loan and debt instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2021. Regions recognized pre-tax income of $11 million and $14 million during the three months ended September 30, 2015 and 2014, respectively, and pre-tax income of $33 million and $37 million during the nine months ended September 30, 2015 and 2014, respectively, related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $146 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $26 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately ten years as of September 30, 2015.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended September 30			Three Months Ended September 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$5	$4	Interest expense	$(1)	$7
Debt/CDs	10	(11)	Other non-interest expense	(11)	10
Securities available for sale	(3)	(4)	Interest income	—	—
Securities available for sale	(23)	—	Other non-interest expense	21	(2)
Total	$(11)	$(11)		$9	$15

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended September 30			Three Months Ended September 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$96	$(37)	Interest income on loans	$41	$34
Forward starting swaps	—	—	Interest expense on debt	—	—
Total	$96	$(37)		$41	$34

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Nine Months Ended September 30			Nine Months Ended September 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$13	$19	Interest expense	$5	$15
Debt/CDs	14	(25)	Other non-interest expense	(15)	27
Securities available for sale	(11)	(12)	Interest income	—	—
Securities available for sale	(18)	(32)	Other non-interest expense	15	25
Total	$(2)	$(50)		$5	$67

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Nine Months Ended September 30			Nine Months Ended September 30
	2015	2014		2015	2014
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$108	$(11)	Interest income on loans	$108	$96
Forward starting swaps	—	3	Interest expense on debt	—	(5)
Total	$108	$(8)		$108	$91
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2015 and December 31, 2014, Regions had $353 million and $233 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at the lower of cost or market with changes to the value of the related forward sale commitments recorded in capital markets fee income and other. At September 30, 2015 and December 31, 2014, Regions had $708 million and $621 million, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for residential mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its residential mortgage servicing rights. As of September 30, 2015 and December 31, 2014, the total notional amount related to these contracts was $3.5 billion and $3.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$3	$5	$11	$10
Interest rate options	5	—	9	—
Interest rate futures and forward commitments	1	1	—	—
Other contracts	8	2	1	8
Total capital markets fee income and other	17	8	21	18
Mortgage income:
Interest rate swaps	22	1	19	19
Interest rate options	—	(3)	4	3
Interest rate futures and forward commitments	(8)	9	(1)	1
Total mortgage income	14	7	22	23
	$31	$15	$43	$41
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at September 30, 2015 and December 31, 2014, totaled approximately $585 million and $392 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2016 and 2020. Credit derivatives whereby Regions has sold credit protection have maturities between 2016 and 2025. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2015 was approximately $114 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2015 and 2014 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2015 and December 31, 2014, was $221 million and $272 million, respectively, for which Regions had posted collateral of $219 million and $272 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of September 30, 2015 and December 31, 2014.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In millions)
Gross amounts subject to offsetting	$905	$1,157	$778	$1,195
Gross amounts not subject to offsetting	174	58	125	59
Gross amounts recognized	1,079	1,215	903	1,254
Gross amounts offset in the consolidated balance sheets(1)	489	815	637	1,054
Net amounts presented in the consolidated balance sheets	590	400	266	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	5	8	50	—
Cash collateral received/posted	—	—	42	29
Net amounts	$585	$392	$174	$171
________

(1)
At September 30, 2015, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $127 million and cash collateral posted of $278 million. At December 31, 2014, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $111 million and cash collateral posted of $354 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 13. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2014 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2015 and 2014. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$106	$—	$—	$106	$106	$—	$—	$106
Securities available for sale:
U.S. Treasury securities	$182	$—	$—	$182	$176	$—	$—	$176
Federal agency securities	—	226	—	226	—	235	—	235
Obligations of states and political subdivisions	—	1	—	1	—	2	—	2
Mortgage-backed securities (MBS):
Residential agency	—	15,820	—	15,820	—	16,038	—	16,038
Residential non-agency	—	—	6	6	—	—	8	8
Commercial agency	—	2,414	—	2,414	—	1,964	—	1,964
Commercial non-agency	—	1,410	—	1,410	—	1,494	—	1,494
Corporate and other debt securities	—	1,759	3	1,762	—	1,987	3	1,990
Equity securities(1)	212	—	—	212	146	—	—	146
Total securities available for sale	$394	$21,630	$9	$22,033	$322	$21,720	$11	$22,053
Mortgage loans held for sale	$—	$421	$—	$421	$—	$440	$—	$440
Residential mortgage servicing rights	$—	$—	$241	$241	$—	$—	$257	$257
Derivative assets:
Interest rate swaps	$—	$865	$—	$865	$—	$985	$—	$985
Interest rate options	—	2	13	15	—	2	8	10
Interest rate futures and forward commitments	—	10	—	10	—	3	—	3
Other contracts	—	189	—	189	—	217	—	217
Total derivative assets	$—	$1,066	$13	$1,079	$—	$1,207	$8	$1,215
Derivative liabilities:
Interest rate swaps	$—	$705	$—	$705	$—	$1,033	$—	$1,033
Interest rate options	—	1	—	1	—	2	—	2
Interest rate futures and forward commitments	—	14	—	14	—	8	—	8
Other contracts	—	183	—	183	—	211	—	211
Total derivative liabilities	$—	$903	$—	$903	$—	$1,254	$—	$1,254
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$15	$15	$—	$—	$33	$33
Foreclosed property and other real estate	—	36	14	50	—	41	8	49
_______
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $484 million and $197 million, respectively, at September 30, 2015 and $488 million and $39 million, respectively, at December 31, 2014.
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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at September 30, 2015 and 2014 are not material.

	Three Months Ended September 30, 2015

	Opening Balance July 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$6	—		—	—	—	—	—	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$9	—		—	—	—	—	—	—	—	$9
Residential mortgage servicing rights	$268	(36)	(1)	—	9	—	—	—	—	—	$241
Total derivatives, net	$13	32	(2)	—	—	—	—	(32)	—	—	$13

	Three Months Ended September 30, 2014

	Opening Balance July 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	1	—	—	—	—	—	3
Total securities available for sale	$11	—		—	1	—	—	—	—	—	$12
Residential mortgage servicing rights	$276	(8)	(1)	—	9	—	—	—	—	—	$277
Total derivatives, net	$12	20	(1)	—	—	—	—	(23)	—	—	$9

	Nine Months Ended September 30, 2015

	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(2)	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(2)	—	—	$9
Residential mortgage servicing rights	$257	(44)	(1)	—	28	—	—	—	—	—	$241
Total derivatives, net	$8	85	(3)	—	—	—	—	(80)	—	—	$13

	Nine Months Ended September 30, 2014

	Opening Balance January 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	4	—	—	(3)	—	—	3
Total securities available for sale	$11	—		—	4	—	—	(3)	—	—	$12
Residential mortgage servicing rights	$297	(44)	(1)	—	24	—	—	—	—	—	$277
Total derivatives, net	$5	70	(1)	—	—	—	—	(66)	—	—	$9
_________
(1) Included in mortgage income.
(2) Approximately $1 million was included in capital markets fee income and other and $31 million was included in mortgage income.
(3) Approximately $5 million was included in capital markets fee income and other and $80 million was included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions)
Loans held for sale	$(5)	$(11)	$(16)	$(34)
Foreclosed property and other real estate	(9)	(4)	(56)	(18)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2015 and December 31, 2014. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2015 and December 31, 2014 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	September 30, 2015
	Level 3 Estimated Fair Value at September 30, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$6	Discounted cash flow	Spread to LIBOR	5.5% - 50.0% (14.7%)
			Weighted-average prepayment speed (CPR; percentage)	6.5% - 34.9% (13.4%)
			Probability of default	1.5%
			Loss severity	40.5%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.0%
Residential mortgage servicing rights(1)	$241	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	11.4% - 12.5% (12.0%)
			Option-adjusted spread (percentage)	8.7% - 17.3% (10.0%)
Derivative assets:
Interest rate options	$12	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	11.4% - 12.5% (12.0%)
			Option-adjusted spread (percentage)	8.7% - 17.3% (10.0%)
			Pull-through	3.5% - 99.1% (86.8%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0%
Nonrecurring fair value measurements:
Loans held for sale	$15	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	12.8% - 96.2% (52.1%)
Foreclosed property and other real estate	$11	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 65.5% (44.4%)
	$3	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	2.7% - 11.0% (8.7%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2014
	Level 3 Estimated Fair Value at December 31, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$8	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (12.3%)
			Weighted-average prepayment speed (CPR; percentage)	6.3% - 15.0% (9.5%)
			Probability of default	1.4%
			Loss severity	37.4%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.9%
Residential mortgage servicing rights(1)	$257	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
Derivative assets:
Interest rate options	$8	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
			Pull-through	7.3% - 99.1% (87.8%)
Nonrecurring fair value measurements:
Loans held for sale	$33	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.3% - 90.9% (53.3%)
Foreclosed property and other real estate	$8	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	3.7% - 73.0% (29.6%)
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

Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential mortgage servicing rights ("MSR") are option-adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 5. See Note 5 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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
NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Loans held for sale
Commercial loans held for sale are valued based on multiple data points indicating the fair value for each loan. The primary data point for loans held for sale is a discount to the appraised value of the underlying collateral, which considers the return required by potential buyers of the loans. Management establishes this discount or comparability adjustment based on recent sales of loans secured by similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted. These non-recurring fair value measurements are typically recorded on the date an updated appraisal is received.
Foreclosed property and other real estate
Property in foreclosure is valued based on offered quotes as available. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet. These non-recurring fair value measurements are typically recorded on the date an updated offered quote or appraisal is received.
Bank owned property available for sale is valued based on estimated third-party valuations utilizing recent sales data from similar transactions. A broker's opinion of value is obtained to further support the asset valuations. Updated valuations along with actual sales results of similar properties can further impact these values. These non-recurring fair value measurements are typically recorded on the date an updated third-party valuation is received.
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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2015			December 31, 2014
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$421	$401	$20	$440	$421	$19
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2015 and 2014. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In millions)
Net gains (losses) resulting from changes in fair value	$8	$(6)	$—	$11
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2015 are as follows:

	September 30, 2015
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,008	$5,008	$5,008	$—	$—
Trading account securities	106	106	106	—	—
Securities held to maturity	2,001	2,048	1	2,047	—
Securities available for sale	22,714	22,714	394	22,311	9
Loans held for sale	453	453	—	421	32
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	78,111	74,659	—	—	74,659
Other interest-earning assets	93	93	—	93	—
Derivative assets	1,079	1,079	—	1,066	13
Financial liabilities:
Derivative liabilities	903	903	—	903	—
Deposits	97,178	97,219	—	97,219	—
Long-term borrowings	7,364	7,642	—	4,801	2,841
Loan commitments and letters of credit	103	478	—	—	478
Indemnification obligation	201	197	—	—	197
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2015 was $3.5 billion or 4.4 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at September 30, 2015.

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
NOTE 14. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. During the fourth quarter of 2014, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Previously, Regions’ three operating segments were Business Services, Consumer Services, and Wealth Management. Under the organizational realignment, Regions has created a Consumer Bank, which consists principally of the previous Consumer Services segment with businesses that serve retail and small business banking customers, and a Corporate Bank, which consists principally of the previous Business Services segment with businesses that serve middle-market and large commercial clients. Previously, small business banking was included within Business Services, but is now included in the Consumer Bank as its product set is more consistent with those offered in that segment. The Wealth Management segment remained unchanged during the reorganization. Segment results for all periods presented have been recast to reflect this organizational realignment. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2014.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$287	$613	$41	$(105)	$836	$—	$836
Provision (credit) for loan losses	8	50	2	—	60	—	60
Non-interest income	103	279	104	11	497	—	497
Non-interest expense	151	600	108	36	895	6	901
Income (loss) before income taxes	231	242	35	(130)	378	(6)	372
Income tax expense (benefit)	88	92	13	(77)	116	(2)	114
Net income (loss)	$143	$150	$22	$(53)	$262	$(4)	$258
Average assets	$46,671	$38,548	$2,917	$34,784	$122,920	$—	$122,920

	Three Months Ended September 30, 2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$283	$615	$44	$(121)	$821	$—	$821
Provision (credit) for loan losses	3	72	—	(51)	24	—	24
Non-interest income	95	287	90	25	497	19	516
Non-interest expense	133	575	100	18	826	14	840
Income (loss) before income taxes	242	255	34	(63)	468	5	473
Income tax expense (benefit)	92	97	13	(51)	151	2	153
Net income (loss)	$150	$158	$21	$(12)	$317	$3	$320
Average assets	$43,573	$38,357	$2,933	$33,806	$118,669	$—	$118,669

	Nine Months Ended September 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$850	$1,820	$125	$(324)	$2,471	$—	$2,471
Provision (credit) for loan losses	2	151	7	12	172	—	172
Non-interest income	291	830	301	135	1,557	—	1,557
Non-interest expense	458	1,804	318	154	2,734	16	2,750
Income (loss) before income taxes	681	695	101	(355)	1,122	(16)	1,106
Income tax expense (benefit)	259	264	38	(226)	335	(6)	329
Net income (loss)	$422	$431	$63	$(129)	$787	$(10)	$777
Average assets	$45,908	$38,240	$2,906	$34,408	$121,462	$—	$121,462

	Nine Months Ended September 30, 2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$853	$1,841	$133	$(367)	$2,460	$—	$2,460
Provision (credit) for loan losses	4	219	1	(163)	61	—	61
Non-interest income	243	848	273	65	1,429	19	1,448
Non-interest expense	400	1,721	300	42	2,463	(7)	2,456
Income (loss) before income taxes	692	749	105	(181)	1,365	26	1,391
Income tax expense (benefit)	264	284	40	(138)	450	10	460
Net income	$428	$465	$65	$(43)	$915	$16	$931
Average assets	$43,282	$38,449	$2,954	$33,407	$118,092	$—	$118,092
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2015	December 31, 2014
	(In millions)
Unused commitments to extend credit	$45,595	$43,724
Standby letters of credit	1,467	1,697
Commercial letters of credit	40	71
Liabilities associated with standby letters of credit	38	40
Assets associated with standby letters of credit	39	40
Reserve for unfunded credit commitments	64	65
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $201 million and an estimated fair value of approximately $197 million as of September 30, 2015 (see Note 13).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $40 million as of September 30, 2015, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
The Securities and Exchange Commission ("SEC") and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of $39 million in municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. Additionally a class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. The parties agreed to settlement terms in January 2015, and the United States District Court for the Western District of Missouri approved the settlement on October 2, 2015. An agreement in principle has been reached with all remaining investors who opted out of the class action. These matters are all subject to the indemnification agreement with Raymond James.
In October 2010, a class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama (the “District Court”) against Regions and certain former officers of Regions (the "2010 Claim"). In May 2015, Regions entered into a settlement agreement to settle the 2010 Claim for $90 million, all of which had been previously reserved. Regions was subsequently reimbursed in full by its insurance providers. As a result, a $90 million recovery was recognized during the second quarter of 2015. The District Court granted final approval of the settlement in September 2015.

A previously dismissed shareholder derivative action was refiled in June 2015. The original action alleged mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. The named defendants have filed an opposition to the action.
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
In 2013, Regions received investigative requests from the Office of Inspector General of the Department of Housing and Urban Development ("HUD") regarding its residential mortgage loan origination, underwriting and quality control practices for Federal Housing Administration ("FHA") insured loans made by Regions. Regions continues to fully cooperate in this investigation and is in discussions to resolve this inquiry. In September 2014, Regions received an investigative request from the Office of Inspector General of the Federal Housing Finance Agency ("FHFA") regarding its residential mortgage loan origination, underwriting and quality control practices for loans Regions sold to Fannie Mae and Freddie Mac; this matter is still in the early stages of investigation, and Regions is fully cooperating with the inquiry. Both of these inquiries are part of industry-wide investigations. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of September 30, 2015, the carrying value of the indemnification obligation was approximately $201 million.
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
In June 2014, the FASB issued new accounting guidance that requires two accounting changes related to the transfer and servicing of repurchase agreements and similar transactions. First, the new guidance changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the new guidance requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting treatment for the repurchase agreement. The new guidance also requires certain disclosures for transfers of financial assets and repurchase agreements. The disclosure of certain transactions accounted for as a sale is required to be presented for fiscal years and interim periods within those years beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowing is required to be presented for fiscal years beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The accounting changes were effective for fiscal years and interim periods within those years beginning after December 15, 2014 and were adopted by Regions with the first quarter 2015 reporting. This guidance did not have a material impact upon adoption.
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
In July 2015, the FASB issued new accounting guidance to reduce the complexity in employee benefit plan accounting. The standard provides three parts to simplify the process. Part I notes that fully benefit-responsive investment contracts will be measured, presented and disclosed only at contract value, and plans are no longer required to reconcile contract value to fair value. Part II simplifies the disclosure of plan investments by allowing the following: (a) plan assets will be grouped and disclosed by general type either on the face of the financial statements or in the notes, and will no longer be disaggregated in multiple ways; (b) plans are no longer required to disclose individual plan assets that constitute 5 percent or more of net assets available for benefits; (c) the net appreciation or depreciation in investments for the period will be presented in aggregate and is no longer required to be disaggregated and disclosed by general type; and (d) plans with investment funds measured using the net asset value per share practical expedient will no longer be required to disclose the investment’s strategy. Part III allows a measurement date practical expedient and permits plans to measure investments and investment-related accounts as of a month-end that is closest to the plan’s fiscal year-end when the fiscal year-end does not coincide with a month-end. The guidance is effective for fiscal years beginning after December 15, 2015. Entities should apply the amendments in Parts I and II retrospectively for all financial statements presented and should apply the amendments in Part III prospectively. Early adoption is permitted for any of the three parts individually. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
In August 2015, the FASB issued a standard that defers the effective date of the new revenue recognition standard, issued in May 2014, by one year. The new revenue recognition standard is discussed in the Annual Report on Form 10-K for the year ended December 31, 2014. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the date of the original effective date, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.
In September 2015, the FASB issued new accounting guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The following key changes were made: (a) acquirers will recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date; (b) acquirers will disclose the amounts and reasons for adjustments to the provisional amounts; and (c) acquirers will disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the third quarter of 2015 is included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2014, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of September 30, 2015 compared to December 31, 2014.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2015, Regions operated 1,630 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 14 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc., which is included in the Wealth Management segment.
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
Recent Acquisitions
On August 3, 2015, Regions announced the acquisition of The A.I. Group, Inc. The A.I. Group, Inc. has offices in greater Atlanta and Athens, Georgia and provides employee benefits consulting and insurance brokerage services focusing on mid-sized and large employers throughout the United States.

On October 23, 2015, Regions announced the acquisition of BlackArch Partners, a private, middle-market mergers and acquisitions advisory firm headquartered in Charlotte, North Carolina. BlackArch Partners will maintain its name, leadership and headquarters in Charlotte and will operate as a Regions' subsidiary within the Corporate Bank.
THIRD QUARTER OVERVIEW
Regions reported net income available to common shareholders of $242 million, or $0.18 per diluted share, in the third quarter of 2015 compared to $300 million, or $0.22 per diluted share, in the third quarter of 2014. Net income available to common shareholders from continuing operations was $246 million, or $0.19 per diluted share, in the third quarter of 2015 compared to $297 million, or $0.21 per diluted share, in the third quarter of 2014. The primary drivers in the decline in results from the prior year period were increased provision for loan losses and non-interest expenses, partially offset by increases in net interest income.
For the third quarter of 2015, net interest income (taxable-equivalent basis) from continuing operations totaled $855 million, up $18 million compared to the third quarter of 2014. The net interest margin (taxable-equivalent basis) was 3.13 percent for the third quarter of 2015 and 3.18 percent in the third quarter of 2014. Although the average balances of loans and securities increased in the third quarter of 2015 compared to the third quarter of 2014, their yields declined. While rates paid on interest-bearing liabilities also declined during this period, spread compression, loan mix shifts and an 11 basis point reduction in asset yields outweighed this benefit and ultimately contributed to the 5 basis point compression in net interest margin. Total deposit costs were 11 basis points for both of the third quarters of 2015 and 2014. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 25 basis points for the third quarter of 2015, as compared to 30 basis points for the third quarter of 2014, reflecting continued liability management efforts implemented by the Company.
The provision for loan losses totaled $60 million in the third quarter of 2015 compared to $24 million during the third quarter of 2014. The increase in provision expense during the third quarter of 2015 compared to the 2014 period was primarily attributable to increased reserves for energy related loans and loan growth. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected, especially related to large dollar commercial credits and fluctuating commodity prices.
Net charge-offs totaled $60 million, or an annualized 0.30 percent of average loans, in the third quarter of 2015, compared to $75 million, or an annualized 0.39 percent for the third quarter of 2014. Net charge-offs were lower across most major loan categories when comparing the third quarter of 2015 period to the prior year period.
The allowance for loan losses at September 30, 2015 was 1.38 percent of total loans, net of unearned income, compared to 1.43 percent at December 31, 2014. Total non-performing assets were $926 million at September 30, 2015, compared to $991 million at December 31, 2014.
Non-interest income from continuing operations was $497 million for both of the third quarters of 2015 and 2014. Most non-interest income categories experienced modest growth; however, this was offset by reductions in service charges on deposit accounts and other miscellaneous income. See Table 16 "GAAP to Non-GAAP Reconciliation" for a reconciliation of this non-GAAP measure.
Total non-interest expense from continuing operations was $895 million in the third quarter of 2015, a $69 million increase from the third quarter of 2014, driven primarily by a $26 million increase in deposit administrative fees, a $24 million increase in provision (credit) for unfunded credit losses, and a $14 million increase in salaries and employee benefits. The increase in deposit administrative fees in the third quarter of 2015 included an expense of $23 million related to prior assessments. These increases were partially offset by an $11 million decrease in professional, legal and regulatory expenses.
Income tax expense from continuing operations for the three months ended September 30, 2015 was $116 million compared to income tax expense of $151 million for the same period in 2014. Income tax expense was lower in the current period as compared to the prior year period primarily due to lower pre-tax income.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $1.0 billion from year-end 2014 to September 30, 2015, due primarily to an increase in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	September 30, 2015	December 31, 2014
	(In millions)
U.S. Treasury securities	$183	$177
Federal agency securities	565	573
Obligations of states and political subdivisions	1	2
Mortgage-backed securities:
Residential agency	17,296	17,665
Residential non-agency	6	8
Commercial agency	2,599	2,173
Commercial non-agency	1,410	1,494
Corporate and other debt securities	1,762	1,990
Equity securities	893	673
	$24,715	$24,755
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at September 30, 2015 were relatively unchanged from year-end 2014. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $453 million at September 30, 2015, consisting primarily of $422 million of residential real estate mortgage loans, $4 million of commercial mortgage loans, and $26 million of non-performing loans. At December 31, 2014, loans held for sale totaled $541 million, consisting of $442 million of residential real estate mortgage loans, $61 million of commercial mortgage loans, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at September 30, 2015. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2015	December 31, 2014
	(In millions, net of unearned income)
Commercial and industrial	$35,906	$32,732
Commercial real estate mortgage—owner-occupied	7,741	8,263
Commercial real estate construction—owner-occupied	406	407
Total commercial	44,053	41,402
Commercial investor real estate mortgage	4,386	4,680
Commercial investor real estate construction	2,525	2,133
Total investor real estate	6,911	6,813
Residential first mortgage	12,730	12,315
Home equity	10,947	10,932
Indirect—vehicles	3,895	3,642
Indirect—other consumer	490	206
Consumer credit card	1,016	1,009
Other consumer	1,021	988
Total consumer	30,099	29,092
	$81,063	$77,307
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2014 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $3.2 billion or 10 percent since year-end driven primarily by Regions’ market based corporate and commercial bankers serving middle market clients and the Company's asset based lending and corporate real estate groups. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $522 million or 6 percent from year-end 2014 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
The commercial portfolio segment generated the majority of the Company's loan growth in the first nine months of 2015, particularly commercial and industrial loans. Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as disclosed in "Table 11—Selected Industry Balances" in the Annual Report on Form 10-K for the year ended December 31, 2014. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. At September 30, 2015 and December 31, 2014, no single industry exceeded 15 percent of the total commercial portfolio balance.
Beginning late in 2014, oil prices began declining, and Regions has been monitoring the prices for both direct and indirect impacts on its energy lending portfolio. Regions’ energy industry loan balances at September 30, 2015 amounted to approximately $2.7 billion, consisting of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy exposures were approximately $554 million at September 30, 2015. The entire energy-related portfolio, combining direct and indirect exposures, was approximately $3.3 billion at September 30, 2015.

Regions' energy-related portfolio is geographically concentrated primarily in Texas and, to a lesser extent, in South Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Additionally, heightened credit requirements have been adopted for select segments of the portfolio. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. If the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. A relatively small number of customers comprises Regions' energy-related portfolio, which provides the Company granular insight into the financial health of those borrowers. Through its on-going portfolio credit quality assessment, Regions will continue to assess the impact to the loan loss allowance and make adjustments as appropriate.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $98 million from 2014 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $415 million increase from year-end 2014, as prepayments have slowed. Approximately $2.3 billion in new loan originations were retained on the balance sheet through the first nine months of 2015.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.9 billion at both September 30, 2015 and December 31, 2014. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2015. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 3—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2015	$7	0.09%	$46	0.58%	$53
2016	26	0.33	33	0.41	59
2017	5	0.06	10	0.13	15
2018	14	0.18	22	0.28	36
2019	98	1.23	87	1.09	185
2020-2024	1,343	16.86	1,228	15.42	2,571
2025-2029	2,460	30.88	2,584	32.44	5,044
Thereafter	1	—	2	0.02	3
Total	$3,954	49.63%	$4,012	50.37%	$7,966
Of the $10.9 billion home equity portfolio at September 30, 2015, approximately $8.0 billion were home equity lines of credit and $2.9 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of September 30, 2015, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2019.

Of the $8.0 billion of home equity lines of credit as of September 30, 2015, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of September 30, 2015, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 61 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of September 30, 2015, approximately $262 million of the home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 25 percent of the entire second lien home equity portfolio as of September 30, 2015.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances declined to 2 percent in the residential first mortgage portfolio and to 5 percent in the home equity portfolio at September 30, 2015.
Table 4—Estimated Current Loan to Value Ranges

	September 30, 2015			December 31, 2014
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$273	$131	$431	$435	$198	$633
80% - 100%	1,686	482	919	1,743	536	1,078
Below 80%	10,245	5,854	2,808	9,626	5,282	2,696
Data not available	526	110	212	511	179	330
	$12,730	$6,577	$4,370	$12,315	$6,195	$4,737
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $253 million from year-end 2014, reflecting continued growing demand for automobile loans.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $284 million from year-end 2014 primarily due to new point of sale initiatives.

Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $7 million from year-end 2014.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $33 million from year-end 2014.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 6 percent of the combined portfolios for both September 30, 2015 and December 31, 2014.
Table 5—Estimated Current FICO Score Ranges

	September 30, 2015
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$790	$303	$255	$355	$51	$79
620-680	1,013	544	443	519	151	149
681-720	1,453	806	557	573	239	194
Above 720	8,502	4,749	3,018	2,255	574	516
Data not available	972	175	97	683	1	83
	$12,730	$6,577	$4,370	$4,385	$1,016	$1,021

	December 31, 2014
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$827	$345	$318	$377	$52	$82
620-680	1,031	544	491	500	150	140
681-720	1,355	740	617	550	231	181
Above 720	8,228	4,337	3,162	2,032	575	475
Data not available	874	229	149	389	1	110
	$12,315	$6,195	$4,737	$3,848	$1,009	$988

(1)	Amount represents both indirect-vehicles and indirect-other consumer portfolio classes.
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
The allowance for loan losses remained at $1.1 billion at September 30, 2015 as compared to December 31, 2014. Although the balance remained constant, the allowance for loan losses as a percentage of net loans declined from 1.43 percent at December 31, 2014 to 1.38 percent at September 30, 2015. The decrease in the percentage is primarily attributable to growth in the loan portfolio. Management expects that net loan charge-offs in 2015 will decline compared to those experienced in 2014; however, economic trends such as interest rates, unemployment, volatility in commodity prices and real estate valuations will impact the future levels of net charge-offs and may result in volatility during the remainder of 2015.
Although, Regions' allowance for loan losses as a percentage of net loans decreased, the provision for loan losses increased for the first nine months of 2015 as compared to the same period in 2014. During the first nine months of 2015, the provision for loan losses exceeded net charge-offs by approximately $12 million. The increase in loan loss provision reflects loan growth, increased reserves for energy related loans and the results of the Shared National Credit industry-wide exam. Management expects that the provision for loan losses in 2015 will increase compared to 2014 for the same reasons.
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

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Nine Months Ended September 30
	2015	2014
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,103	$1,341
Loans charged-off:
Commercial and industrial	73	80
Commercial real estate mortgage—owner-occupied	19	48
Commercial real estate construction—owner-occupied	—	2
Commercial investor real estate mortgage	14	20
Commercial investor real estate construction	1	1
Residential first mortgage	20	29
Home equity	54	70
Indirect-vehicles	29	27
Consumer credit card	27	28
Other consumer	45	49
	282	354
Recoveries of loans previously charged-off:
Commercial and industrial	37	40
Commercial real estate mortgage—owner-occupied	12	12
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	13	17
Commercial investor real estate construction	5	4
Residential first mortgage	7	7
Home equity	21	25
Indirect-vehicles	12	10
Consumer credit card	4	4
Other consumer	11	11
	122	130
Net charge-offs:
Commercial and industrial	36	40
Commercial real estate mortgage—owner-occupied	7	36
Commercial real estate construction—owner-occupied	—	2
Commercial investor real estate mortgage	1	3
Commercial investor real estate construction	(4)	(3)
Residential first mortgage	13	22
Home equity	33	45
Indirect-vehicles	17	17
Consumer credit card	23	24
Other consumer	34	38
	160	224
Provision for loan losses	172	61
Allowance for loan losses at September 30	$1,115	$1,178
Reserve for unfunded credit commitments at beginning of year	$65	$78
Provision (credit) for unfunded credit losses	(1)	(13)
Reserve for unfunded credit commitments at September 30	$64	$65
Allowance for credit losses at September 30	$1,179	$1,243
Loans, net of unearned income, outstanding at end of period	$81,063	$76,607
Average loans, net of unearned income, outstanding for the period	$79,254	$75,940
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.38%	1.54%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.41x	1.41x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.27%	0.39%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, indirect-vehicles, consumer credit card and other consumer TDRs are consumer loans modified under the Customer Assistance Program ("CAP"). Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where a modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. More detailed information is included in Note 4 "Loans and the Allowance For Credit Losses" to the consolidated financial statements. The following table summarizes TDRs for the periods presented:
Table 7—Troubled Debt Restructurings

	September 30, 2015		December 31, 2014
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$159	$22	$251	$33
Investor real estate	151	17	290	34
Residential first mortgage	392	51	356	49
Home equity	328	7	343	12
Indirect—vehicles	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	13	—	17	—
	1,046	97	1,260	128
Non-accrual status or 90 days past due and still accruing:
Commercial	118	28	93	24
Investor real estate	25	4	67	15
Residential first mortgage	88	11	112	15
Home equity	21	1	25	1
	252	44	297	55
Total TDRs - Loans	$1,298	$141	$1,557	$183

TDRs - Held For Sale	14	—	29	—
Total TDRs	$1,312	$141	$1,586	$183
_________
Note: All loans listed in the table above are considered impaired under applicable accounting literature.

The following table provides an analysis of the changes in commercial and investor real estate TDRs. TDRs with subsequent restructurings that meet the definition of a TDR are only reported as TDR inflows in the period they were first modified. Other than resolutions such as charge-offs, foreclosures, payments, sales and transfers to held for sale, Regions may remove loans from TDR classification, if the borrower's financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.
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

Table 8—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2015
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$344	$357
Inflows	128	27
Outflows
Charge-offs	(9)	(8)
Foreclosure	—	(31)
Payments, sales and other (1)	(186)	(169)
Balance, end of period	$277	$176

	Nine Months Ended September 30, 2014
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$624	$668
Inflows	155	87
Outflows
Charge-offs	(24)	(9)
Foreclosure	(2)	(3)
Payments, sales and other (1)	(319)	(345)
Balance, end of period	$434	$398

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $36 million of commercial loans and $48 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, $70 million of commercial loans and $45 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 9—Non-Performing Assets

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$350	$252
Commercial real estate mortgage—owner-occupied	233	238
Commercial real estate construction—owner-occupied	3	3
Total commercial	586	493
Commercial investor real estate mortgage	39	123
Commercial investor real estate construction	1	2
Total investor real estate	40	125
Residential first mortgage	67	109
Home equity	96	102
Total consumer	163	211
Total non-performing loans, excluding loans held for sale	789	829
Non-performing loans held for sale	26	38
Total non-performing loans(1)	815	867
Foreclosed properties	111	124
Total non-performing assets(1)	$926	$991
Accruing loans 90 days past due:
Commercial and industrial	$7	$7
Commercial real estate mortgage—owner-occupied	6	5
Total commercial	13	12
Commercial investor real estate mortgage	2	3
Total investor real estate	2	3
Residential first mortgage(2)	121	122
Home equity	51	63
Indirect—vehicles	8	7
Consumer credit card	11	12
Other consumer	4	3
Total consumer	195	207
	$210	$222
Restructured loans not included in the categories above	$1,046	$1,260
Non-performing loans(1) to loans and non-performing loans held for sale	1.00%	1.12%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.14%	1.28%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and all guaranteed loans sold to the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $110 million at September 30, 2015 and $125 million at December 31, 2014.

The decrease in total non-performing assets during the first nine months of 2015 reflects the Company's continuing efforts to work through problem assets and manage the riskiest exposures. Non-performing commercial and industrial loans have increased over this period primarily as a result of pressure on the energy lending portfolio as discussed in the "Portfolio Characteristics" section. Economic trends such as interest rates, unemployment, volatility in commodity prices and real estate valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2015.

Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $210 million at September 30, 2015, a decrease from $222 million at December 31, 2014.
At September 30, 2015, Regions had approximately $150 million to $225 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 10—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$493	$125	$211	$829
Additions	505	27	(46)	486
Net payments/other activity	(169)	(43)	—	(212)
Return to accrual	(119)	(16)	—	(135)
Charge-offs on non-accrual loans(2)	(88)	(14)	(1)	(103)
Transfers to held for sale(3)	(28)	(6)	(1)	(35)
Transfers to foreclosed properties	(6)	(33)	—	(39)
Sales	(2)	—	—	(2)
Balance at end of period	$586	$40	$163	$789

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$577	$248	$257	$1,082
Additions	462	85	(32)	515
Net payments/other activity	(260)	(138)	—	(398)
Return to accrual	(86)	(21)	—	(107)
Charge-offs on non-accrual loans(2)	(126)	(21)	(1)	(148)
Transfers to held for sale(3)	(56)	(12)	(1)	(69)
Transfers to foreclosed properties	(21)	(6)	—	(27)
Sales	(11)	—	—	(11)
Balance at end of period	$479	$135	$223	$837
________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $16 million and $26 million recorded upon transfer for the nine months ended September 30, 2015 and 2014, respectively.
GOODWILL
Goodwill totaled $4.8 billion at both September 30, 2015 and December 31, 2014 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2014 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the third quarter of 2015 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values; therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2015 interim period.
OTHER ASSETS
Other assets increased approximately $680 million from December 31, 2014 to $6.7 billion as of September 30, 2015. The increase was primarily due to timing differences between settlement and trade date accounting.

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
The following table summarizes deposits by category:
Table 11—Deposits

	September 30, 2015	December 31, 2014
	(In millions)
Non-interest-bearing demand	$34,117	$31,747
Savings	7,184	6,653
Interest-bearing transaction	21,096	21,544
Money market—domestic	26,541	25,396
Money market—foreign	256	265
Low-cost deposits	89,194	85,605
Time deposits	7,784	8,595
Customer deposits	96,978	94,200
Corporate treasury time deposits	200	—
	$97,178	$94,200
Total deposits at September 30, 2015 increased approximately $3.0 billion compared to year-end 2014 levels. The growth was primarily driven by consumer deposits with broad based geographic increases in non-interest-bearing demand, savings and money market—domestic categories. This growth was partially offset by continued declines in consumer time deposits.
SHORT-TERM BORROWINGS
Table 12—Short-Term Borrowings

	September 30, 2015	December 31, 2014
	(In millions)
Company funding sources:
Federal Home Loan Bank advances	$—	$500

Customer-related borrowings:
Securities sold under agreements to repurchase	—	1,753
	$—	$2,253
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
As a result of Regions' work toward compliance with the new Liquidity Coverage Ratio, customer repurchase agreement products and balances were fully phased out effective July 1, 2015. See the "Liquidity Coverage Ratio" discussion within the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	September 30, 2015	December 31, 2014
	(In millions)
Regions Financial Corporation (Parent):
5.75% senior notes due June 2015	$—	$499
2.00% senior notes due May 2018	749	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	159	160
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	(1)	(8)
	1,307	1,799
Regions Bank:
Federal Home Loan Bank advances	4,255	8
2.25% senior notes due September 2018	750	—
5.20% subordinated notes due April 2015	—	350
7.50% subordinated notes due May 2018	500	750
6.45% subordinated notes due June 2037	497	497
3.80% affiliate subordinated notes due February 2025	150	—
Other long-term debt	49	57
Valuation adjustments on hedged long-term debt	6	1
	6,207	1,663
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	—
Total consolidated	$7,364	$3,462
Long-term borrowings increased approximately $3.9 billion since year-end 2014. The increase was primarily the result of a $4.2 billion increase in FHLB advances and an issuance of $750 million of 2.25% senior bank notes that occurred during the third quarter of 2015. These increases were offset by approximately $850 million in maturities of senior and subordinated notes during the second quarter of 2015 and the repurchase of approximately $250 million of subordinated notes during the first quarter of 2015. The first quarter repurchase was a result of a tender offer that Regions Bank launched in February of 2015 for a portion of its outstanding 7.50% subordinated notes due 2018. Pre-tax losses on early extinguishment related to the execution of this tender offer were $43 million.
Long-term FHLB advances have a weighted-average interest rate of 0.67 percent for September 30, 2015 and 1.7 percent for December 31, 2014 with remaining maturities ranging from one to sixteen years and a weighted-average of 1.5 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $17.0 billion at September 30, 2015 as compared to $16.9 billion at December 31, 2014. During the first nine months of 2015, net income increased stockholders’ equity by $777 million, while cash dividends on common stock reduced stockholders' equity by $226 million. Changes in accumulated other comprehensive income increased stockholders' equity by $99 million, primarily due to the net change in the value of derivative instruments. Common stock repurchased during the first nine months of 2015 reduced stockholders' equity by $544 million.
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 23, 2015, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015, as well as the authorization of a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. Through September 30, 2015, Regions repurchased approximately 44 million shares of common stock at a total cost of approximately $442 million under this plan. The Company continued to repurchase shares in the fourth quarter of 2015, and as of November 3, 2015, Regions had additional repurchases of approximately 1.4 million shares of common stock at a total cost of approximately $13.6 million. All common shares repurchased under this plan were immediately retired and therefore are not included in treasury stock.
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
Regions’ Board of Directors declared a cash dividend for both the second and third quarters of 2015 of $0.06 per common share and $0.05 per common share for the first quarter of 2015. The Board declared a $0.05 per share cash dividend for both the second and third quarters of 2014 and a $0.03 per share cash dividend for the first quarter of 2014. The Board of Directors also declared $48 million in cash dividends on preferred stock during the first nine months of 2015 compared to $36 million during the first nine months of 2014. The increase in preferred dividends resulted from the issuance of an additional series of preferred stock during the second quarter of 2014. Because the Company was in a retained deficit position, common dividends were recorded as a reduction of additional paid-in capital and preferred dividends were recorded as a reduction of preferred stock, including related surplus.
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
In July 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Final Rules implement the Basel Committee on Banking Supervision's (the "Basel Committee") December 2010 framework known as Basel III for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Final Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Final Rules define the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Rules also address risk weights and other issues affecting the denominator in regulatory capital ratios and replace the previous risk-weighting approach, which was derived from Basel I, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 Basel II capital accords. The Final Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Final Rules were effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).
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
The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to advanced approach institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the combined capital conservation buffer and capital will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
The Final Rules provide for a number of deductions from and adjustments to CET1. For example, goodwill and certain other intangible assets, as well as certain deferred tax assets are deducted. Mortgage servicing rights, certain other deferred tax assets and significant investments in non-consolidated financial entities are also deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Final Rules, the effects of certain accumulated other comprehensive items are included; however, standardized approach banking organizations, including Regions and Regions Bank, may make a one-time permanent election to exclude these items. Regions and Regions Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolios. The Final Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of September 30, 2015, Regions did not have any hybrid securities subject to disallowance.
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
With respect to Regions Bank, the Final Rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Final Rules do not change the total risk-based capital requirement for any prompt corrective action category.
The Final Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 1,250% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to Basel I rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction exposures.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days or more past due (previously set at 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a loan commitment with an original maturity of less than one year that is not unconditionally cancellable (previously set at 0%).

•	Eliminating the previous 50% cap on the risk weight for derivative exposures.

•	Replacing the previous Ratings Based Approach for certain asset-backed securities with a Simplified Supervisory Formula Approach ("SSFA") which results in risk weights ranging from 20% to 1,250%.

•	Effective January 1, 2018, applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital (previously set at 100%).
In addition, the Final Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Risk-Based Capital Rules	September 30, 2015 Ratio(1)	To Be Well Capitalized
Basel III common equity Tier 1 ratio:
Regions Financial Corporation	10.98%	N/A
Regions Bank	11.79	6.50
Tier 1 capital:
Regions Financial Corporation	11.73%	6.00%
Regions Bank	11.79	8.00
Total capital:
Regions Financial Corporation	14.00%	10.00%
Regions Bank	13.75	10.00
Leverage:
Regions Financial Corporation	10.36%	N/A
Regions Bank	10.42	5.00

Basel I Risk-Based Capital Rules	December 31, 2014 Ratio	To Be Well Capitalized
Tier 1 capital:
Regions Financial Corporation	12.54%	6.00%
Regions Bank	12.30	6.00
Total capital:
Regions Financial Corporation	15.26%	10.00%
Regions Bank	14.45	10.00
Leverage(2):
Regions Financial Corporation	10.86%	5.00%
Regions Bank	10.64	5.00
________

(1)	Current quarter ratios are estimated.

(2)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.
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

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of September 30, 2015 and December 31, 2014.
Table 15—Credit Ratings

As of September 30, 2015
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
Tangible common stockholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity measure. Because tangible common stockholders’ equity is not formally defined by GAAP, this measure is considered to be a non-GAAP financial measure and other entities may calculate it differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on this same basis.
In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When fully phased-in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In July 2013, the Federal Reserve released final rules detailing the U.S. implementation of Basel III. Regions, as a standardized approach bank, began transitioning to the Basel III framework in January 2015 subject to a phase-in period extending through January 2019. Because the Basel III implementation regulations will not be fully phased-in until 2019 and, are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures. Since analysts and banking regulators may assess Regions’ capital adequacy using the fully phased-in Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.
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
The following table provides: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted efficiency ratio (non-GAAP), 6) a computation of the adjusted fee income ratio (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 8) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements (non-GAAP).

Table 16—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
		2015	2014	2015	2014
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$258	$320	$777	$931
Preferred dividends (GAAP)		(16)	(20)	(48)	(36)
Net income available to common shareholders (GAAP)	A	$242	$300	$729	$895
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$895	$826	$2,734	$2,463
Significant items:
Professional, legal and regulatory expenses (1)(2)		—	—	(48)	7
Branch consolidation, property and equipment charges		(1)	—	(50)	(6)
Gain on sale of TDRs held for sale, net		—	—	—	35
Loss on early extinguishment of debt		—	—	(43)	—
Adjusted non-interest expense (non-GAAP)	B	$894	$826	$2,593	$2,499
Net interest income (GAAP)		$836	$821	$2,471	$2,460
Taxable-equivalent adjustment		19	16	55	46
Net interest income from continuing operations, taxable-equivalent basis		855	837	2,526	2,506
Non-interest income from continuing operations (GAAP)		497	497	1,557	1,429
Significant items:
Securities gains, net		(7)	(7)	(18)	(15)
Insurance proceeds		—	—	(90)	—
Leveraged lease termination gains, net		(6)	(9)	(8)	(10)
Adjusted non-interest income (non-GAAP)	C	484	481	1,441	1,404
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D	$1,339	$1,318	$3,967	$3,910
Adjusted efficiency ratio (non-GAAP)(3)	B/D	66.76%	62.69%	65.38%	63.91%
Adjusted fee income ratio (non-GAAP)	C/D	36.18%	36.48%	36.33%	35.91%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,866	$16,930	$16,924	$16,466
Less: Average intangible assets (GAAP)		5,089	5,105	5,087	5,105
Average deferred tax liability related to intangibles (GAAP)		(169)	(182)	(171)	(184)
Average preferred stock (GAAP)		838	903	857	710
Average tangible common stockholders’ equity (non-GAAP)	E	$11,108	$11,104	$11,151	$10,835
Return on average tangible common stockholders’ equity (non-GAAP)(4)	A/E	8.65%	10.74%	8.74%	11.04%

		September 30, 2015	December 31, 2014
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$16,952	$16,873
Less: Ending intangible assets (GAAP)		5,094	5,091
Ending deferred tax liability related to intangibles (GAAP)		(168)	(172)
Ending preferred stock (GAAP)		836	884
Ending tangible common stockholders’ equity (non-GAAP)	F	$11,190	$11,070
Ending total assets (GAAP)		$124,789	$119,563
Less: Ending intangible assets (GAAP)		5,094	5,091
Ending deferred tax liability related to intangibles (GAAP)		(168)	(172)
Ending tangible assets (non-GAAP)	G	$119,863	$114,644
End of period shares outstanding	H	1,304	1,354
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.34%	9.66%
Tangible common book value per share (non-GAAP)	F/H	$8.58	$8.18
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (5)
Stockholders’ equity (GAAP)		$16,952
Non-qualifying goodwill and intangibles		(4,913)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		41
Preferred stock (GAAP)		(836)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	I	$11,244
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP)(6)	J	$104,645
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	I/J	10.75%
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

(3)	Excluding a $23 million deposit administrative fee adjustment to prior assessments recorded in the third quarter of 2015, the adjusted efficiency ratio would have been 65.0%.

(4)	Income statement amounts have been annualized in calculation.

(5)
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

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended September 30
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$3	$—	0.86%	$4	$—	0.86%
Trading account securities	111	—	1.13	101	—	0.94
Securities:
Taxable	24,560	146	2.36	24,264	154	2.51
Tax-exempt	1	—	—	3	—	—
Loans held for sale	492	5	3.58	512	5	3.95
Loans, net of unearned income(1)(2)	80,615	767	3.78	76,279	752	3.91
Other interest-earning assets	2,793	2	0.25	3,287	2	0.28
Total interest-earning assets	108,575	920	3.36	104,450	913	3.47
Allowance for loan losses	(1,111)			(1,214)
Cash and due from banks	1,687			1,781
Other non-earning assets	13,769			13,652
	$122,920			$118,669
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,182	2	0.13	$6,639	1	0.12
Interest-bearing checking	20,992	4	0.08	20,944	5	0.10
Money market	26,793	7	0.10	26,348	7	0.11
Time deposits	8,110	14	0.67	8,856	13	0.56
Total interest-bearing deposits(3)	63,077	27	0.17	62,787	26	0.17
Federal funds purchased and securities sold under agreements to repurchase	46	—	0.12	1,796	—	0.06
Other short-term borrowings	250	—	0.15	—	—	—
Long-term borrowings	6,112	38	2.45	3,820	50	5.12
Total interest-bearing liabilities	69,485	65	0.37	68,403	76	0.44
Non-interest-bearing deposits(3)	34,089	—	—	31,184	—	—
Total funding sources	103,574	65	0.25	99,587	76	0.30
Net interest spread			2.99			3.03
Other liabilities	2,472			2,168
Stockholders’ equity	16,874			16,914
	$122,920			$118,669
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$855	3.13%		$837	3.18%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $14 million and $18 million for the three months ended September 30, 2015 and 2014, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% for both three months ended September 30, 2015 and 2014.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$8	$—	0.82%	$10	$—	0.86%
Trading account securities	109	4	4.82	109	2	2.68
Securities:
Taxable	24,633	448	2.43	23,999	464	2.58
Tax-exempt	2	—	—	3	—	—
Loans held for sale	454	12	3.49	592	17	3.92
Loans, net of unearned income(1)(2)	79,254	2,256	3.81	75,940	2,251	3.96
Other interest-earning assets	2,626	5	0.28	3,213	7	0.28
Total interest-earning assets	107,086	2,725	3.40	103,866	2,741	3.53
Allowance for loan losses	(1,102)			(1,260)
Cash and due from banks	1,722			1,788
Other non-earning assets	13,756			13,698
	$121,462			$118,092
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,076	7	0.13	$6,583	5	0.12
Interest-bearing checking	21,416	13	0.08	20,737	14	0.09
Money market	26,554	21	0.10	26,091	22	0.11
Time deposits	8,285	41	0.66	9,112	37	0.53
Total interest-bearing deposits(3)	63,331	82	0.17	62,523	78	0.17
Federal funds purchased and securities sold under agreements to repurchase	783	—	0.05	1,968	1	0.08
Other short-term borrowings	452	1	0.20	18	—	0.23
Long-term borrowings	4,138	116	3.74	4,205	156	4.95
Total interest-bearing liabilities	68,704	199	0.39	68,714	235	0.46
Non-interest-bearing deposits(3)	33,357	—	—	30,776	—	—
Total funding sources	102,061	199	0.26	99,490	235	0.32
Net interest spread			3.01			3.07
Other liabilities	2,472			2,146
Stockholders’ equity	16,929			16,456
	$121,462			$118,092
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$2,526	3.15%		$2,506	3.23%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $45 million and $59 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% for both nine months ended September 30, 2015 and 2014.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
For the third quarter of 2015, net interest income (taxable-equivalent basis) totaled $855 million compared to $837 million in the third quarter of 2014. The net interest margin (taxable-equivalent basis) was 3.13 percent for the third quarter of 2015 and 3.18 percent for the third quarter of 2014. For the first nine months of 2015 and 2014, net interest income (taxable-equivalent basis) totaled $2.5 billion for both periods. The net interest margin (taxable-equivalent basis) was 3.15 percent for the first nine months of 2015, compared to 3.23 percent for the first nine months of 2014. Although average earning assets increased over these comparable periods, the associated yields declined primarily due to reduced market interest rates on loans and securities. These declines in yield were only partially offset by lower funding costs.

Management continues to expect moderate economic growth and an improving labor market throughout the remainder of 2015. However, uncertainty around the economy has increased over recent months, primarily driven by global factors. While it is expected that short term interest rates will begin increasing over the coming months, the timing of an eventual interest rate increase remains uncertain. To the extent that interest rates do begin to rise, the pace of increases is expected to be gradual. Regions’ balance sheet is in a moderately asset sensitive position and should benefit from an increase in either long-term or short-term interest rates. Therefore, if economic conditions were to improve more rapidly, thereby spurring a more rapid rise in interest rates, both net interest income and the resulting net interest margin would respond favorably. However, if interest rates remain persistently low, net interest income would still be expected to grow modestly, but continued pressure on the net interest margin would also be expected.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 50 basis points scenario, as minus 100 and 200 basis points scenarios are of limited use in the current rate environment. Simulations of gradual interest rate movements are included and may more realistically mimic potential interest rate movements. These gradual scenarios represent a parallel curve shift of minus 50, plus 100 and plus 200 basis points phased in over a six-month period. Other scenarios are also analyzed, including curve steepening, curve flattening and up-rate scenarios of greater magnitude. These scenarios are of increased importance as the current and historic low levels of interest rates increase the relative likelihood of a substantial increase in interest rates.
Exposure to Interest Rate Movements—As of September 30, 2015, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2016. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
As described above, the balance sheet is estimated to be moderately asset sensitive to both short-term and long-term rates. Long-term interest rates remain lower than levels which prevailed throughout the majority of 2014, and well below longer-run historical norms. Similarly, most short-term rates have remained largely steady at historic lows. Current simulation models estimate that, as compared to the base case, net interest income over a 12-month horizon would respond favorably by approximately $107 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $67 million.

The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.
Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2015
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$205
+ 100 basis points	113
- 50 basis points	(88)

Instantaneous Change in Interest Rates
+ 200 basis points	$234
+ 100 basis points	143
- 50 basis points	(118)
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
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth with a composition largely reflecting a continuation of recent trends. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Federal Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income in the gradual +200 basis points scenario by approximately $50 million.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2015
		Estimated Fair Value		Weighted-Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$2,096	$21	$—	2.1	1.2%	0.3%
Receive variable/pay fixed	554	—	37	10.9	0.3	2.6
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	9,800	199	—	5.8	1.7	0.2
Total derivatives designated as hedging instruments	$12,450	$220	$37	5.4	1.5%	0.3%
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
Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s cash flow needs. Having and using various sources of liquidity to satisfy the Company’s funding requirements is important.
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
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2015, Regions had approximately $3.2 billion in cash on deposit with the Federal Reserve, an increase from approximately $2.3 billion at December 31, 2014.
Regions’ borrowing availability with the Federal Reserve Bank as of September 30, 2015, based on assets pledged as collateral on that date, was $21.6 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2015, Regions’ borrowing availability from the FHLB totaled $11.7 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 3 "Securities" to the consolidated financial statements for additional information regarding these investments. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
INFORMATION SECURITY RISK
Operational risks comprise several elements, including information security risks. Information security risks such as evolving and adaptive cyber attacks, for large financial institutions such as Regions, have generally increased in recent years and will continue to increase in part because of the proliferation of new technologies, the use of mobile devices, the internet, and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees. Regions spends significant resources to identify and mitigate threats to the confidentiality, availability and integrity of our information systems.
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
Even if Regions successfully prevents data breaches to its own networks, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain components of our business infrastructure, which may also increase information security risk.
Regions will continue to commit the resources necessary to mitigate these growing risks, as well as continue to develop and enhance controls, processes and systems to protect our networks, computers, and data from attacks or unauthorized access in addition to our strong commitment to comprehensive risk management and oversight of third-party relationships involving vendors. Moreover, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security.
REGULATORY RISK
In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled Community Reinvestment Act ("CRA") examination of Regions Bank covering 2012 and 2013 performance. This review includes, among other things, a review of Regions Bank's previously disclosed public consent orders. Although the examination is not final, the Company expects Regions Bank's overall CRA rating to be downgraded. A downgrade in Regions Bank's overall CRA rating would impose restrictions on the Company's ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities, until such time as the rating is improved. Regions Bank's next CRA examination is expected to commence during the second half of 2016, although the timing of that exam and any results therefrom may not occur until later.

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $60 million in the third quarter of 2015 compared to $24 million during the third quarter of 2014. The provision for loan losses totaled $172 million for the first nine months of 2015 compared to $61 million for the first nine months of 2014. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended September 30		Change September 30, 2015 vs. September 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$167	$181	$(14)	(7.7)%
Card and ATM fees	93	85	8	9.4%
Investment management and trust fee income	49	47	2	4.3%
Mortgage income	39	39	—	—%
Insurance commissions and fees	38	31	7	22.6%
Bank-owned life insurance	17	20	(3)	(15.0)%
Capital markets fee income and other	29	24	5	20.8%
Commercial credit fee income	20	16	4	25.0%
Investment services fee income	15	12	3	25.0%
Securities gains, net	7	7	—	—%
Net revenue from affordable housing	2	—	2	NM
Other miscellaneous income	21	35	(14)	(40.0)%
	$497	$497	$—	—%

	Nine Months Ended September 30		Change September 30, 2015 vs. September 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$496	$528	$(32)	(6.1)%
Card and ATM fees	268	248	20	8.1%
Investment management and trust fee income	151	143	8	5.6%
Mortgage income	125	122	3	2.5%
Insurance commissions and fees	106	93	13	14.0%
Bank-owned life insurance	55	62	(7)	(11.3)%
Capital markets fee income and other	76	53	23	43.4%
Commercial credit fee income	57	46	11	23.9%
Investment services fee income	40	33	7	21.2%
Securities gains, net	18	15	3	20.0%
Net revenue from affordable housing	10	2	8	400.0%
Insurance proceeds	90	—	90	NM
Other miscellaneous income	65	84	(19)	(22.6)%
	$1,557	$1,429	$128	9.0%
_________
NM - Not Meaningful
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The decreases during the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to an $8 million and $25 million reduction of fees in the third quarter and year-to-date periods, respectively, resulting from a product discontinuation that concluded in the fourth quarter of 2014.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increases in the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily the result of increased checking accounts, as well as increased transactions driven in part by the continued migration from cash and checks to cards. Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.
Insurance commissions and fees—Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. The increases in the third quarter and first nine months of 2015 compared to the same periods of 2014 were partially due to the third quarter of 2015 acquisition of an insurance team from Atlanta, Georgia that specializes in group employee benefits.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives and advisory services. The increases in the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to increased loan syndication fees as well as mergers and acquisitions advisory fees which the company began recognizing in the second quarter of 2015.
Commercial credit fee income—Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. The increases in the third quarter and first nine months of 2015 compared to the same periods of 2014 included the reclassification of unused commitment fees from interest income starting in the second quarter of 2015. Prior period amounts remain in interest income.
Investment services fee income—Investment services fee income represents income earned through investment advisory services. Primary revenue streams include sales of annuity and brokerage products. The increase in investment services fee income in the third quarter and first nine months of 2015 compared to the same periods of 2014 was primarily driven by an increase in sales resulting from an increased number of financial consultants.
Net revenue from affordable housing—Beginning in 2015, Regions adopted new accounting guidance that allows companies with qualified affordable housing investments to apply a proportional amortization method that recognizes the amortized cost of the investment as a component of income tax expense. The guidance requires retrospective application to all prior periods presented. Actual gains or losses resulting from the sale of these investments, cash distributions from the investments and any future impairment represent the only transactions that will continue to be reflected in this line item. Refer to Note 1 "Basis of Presentation" for additional information. The increase in revenue for the nine months ended September 30, 2015 reflects a higher level of gains on sales of investments compared to the 2014 period.
Insurance proceeds—Insurance proceeds recognized in the second quarter of 2015 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Other miscellaneous income—Other miscellaneous income decreased in the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to lower commercial leasing residual gains and decreased asset values held for employee benefit purposes.

NON-INTEREST EXPENSE

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30		Change September 30, 2015 vs. September 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$470	$456	$14	3.1%
Net occupancy expense	90	92	(2)	(2.2)%
Furniture and equipment expense	77	73	4	5.5%
Professional, legal and regulatory expenses	25	36	(11)	(30.6)%
Outside services	38	32	6	18.8%
Marketing	24	23	1	4.3%
Deposit administrative fee	46	20	26	130.0%
Credit/checkcard expenses	15	11	4	36.4%
Provision (credit) for unfunded credit losses	—	(24)	24	(100.0)%
Other miscellaneous expenses	110	107	3	2.8%
	$895	$826	$69	8.4%

	Nine Months Ended September 30		Change September 30, 2015 vs. September 30, 2014
	2015	2014	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,405	$1,354	$51	3.8%
Net occupancy expense	270	275	(5)	(1.8)%
Furniture and equipment expense	224	213	11	5.2%
Professional, legal and regulatory expenses	115	101	14	13.9%
Outside services	109	94	15	16.0%
Marketing	75	71	4	5.6%
Deposit administrative fee	83	55	28	50.9%
Branch consolidation, property and equipment charges	50	6	44	NM
Loss on early extinguishment of debt	43	—	43	NM
Provision (credit) for unfunded credit losses	(1)	(13)	12	(92.3)%
Gain on sale of TDRs held for sale, net	—	(35)	35	(100.0)%
Other miscellaneous expenses	361	342	19	5.6%
	$2,734	$2,463	$271	11.0%
_________
NM - Not Meaningful
Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to increases in base salaries. The year to date period also included higher pension and health insurance expenses, as well as higher incentives concurrent with increased revenue partially offset by lower expenses related to declining valuations on liabilities held for employee benefit purposes. Headcount increased from 23,599 at September 30, 2014 to 23,952 at September 30, 2015.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the third quarter of 2015 compared to the third quarter of 2014. Regions recorded $50 million and $100 million of contingent legal and regulatory accruals during the second quarter of 2015 and the fourth quarter of 2014, respectively, related to previously disclosed matters. The fourth quarter of 2014 accruals were settled in the second quarter of 2015 for $2 million less than originally estimated and a corresponding recovery was recognized. Excluding these items, professional, legal and regulatory expenses decreased $34 million during the first nine months of 2015 compared to the same period of 2014 primarily due to lower consulting fees and lower legal fees resulting from a declining case load as well as legal fee recoveries.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing.

Outside services increased during the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to increases in certain fees paid in connection with revenue growth as well as increased servicing costs related to continued purchases of indirect loans from third parties.
Deposit administrative fee—Deposit administrative fees increased during the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to a $23 million adjustment to prior assessments recorded in the third quarter of 2015 that exceeded the benefit of refunds of previously incurred fees recognized in prior quarters. Based on the current assessment rules, future run rates for this expense should be in the $22 million to $25 million range per quarter.
Branch consolidation, property and equipment charges—Branch consolidation, property and equipment charges during the first nine months of 2015 resulted from the transfer of land, previously held for future branch expansion, to held for sale in the second quarter of 2015 based on changes in management's intent. As part of the Company's on-going retail network strategy, management identified certain parcels of land that are no longer intended to be developed. Regions also made the decision to close 50 branches in the fourth quarter of 2014. Valuation adjustments related to owned branches were recorded in the fourth quarter of 2014. Accelerated depreciation and lease write-off charges were recorded through and at the actual branch close date, which was during the first quarter of 2015.
Loss on early extinguishment of debt—During the first quarter of 2015, Regions redeemed approximately $250 million of its 7.50 percent subordinated notes, incurring a related early extinguishment charge.
Provision (credit) for unfunded credit losses—During the second quarter of 2014, the Company recognized an $11 million increase in the reserve for unfunded credit losses reflecting increased reserves on individual instruments. During the third quarter of 2014, the Company realized a $24 million recovery resulting from a large credit funding.
Gain on sale of TDRs held for sale, net—During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million pre-tax net gain.
Other miscellaneous expenses—Other miscellaneous expenses increased during the first nine months of 2015 compared to the same period of 2014 primarily due to decreased gains on sales of non-performing loans held for sale.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended September 30, 2015 was $116 million compared to income tax expense of $151 million for the same period in 2014, resulting in effective tax rates of 30.7 percent and 32.1 percent, respectively. The effective tax rate is lower in the current period as compared to the prior comparable period principally due to permanent tax preferences offsetting a higher percentage of pre-tax income than was offset in the prior period.
Income tax expense from continuing operations for the nine months ended September 30, 2015 was $335 million compared to income tax expense of $450 million for the same period in 2014, resulting in effective tax rates of 29.9 percent and 32.9 percent, respectively. The effective tax rate was lower in the year-to-date period principally due to permanent tax preferences offsetting a higher percentage of pre-tax income than was offset in the prior period, audit settlements reached with the Internal Revenue Service (“IRS”) and state taxing authorities and a tax benefit related to state deferred tax assets. The state deferred tax benefit relates to an improved methodology implemented to estimate the effective state income tax rate.
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
At September 30, 2015, the Company reported a net deferred tax asset of $238 million compared to $368 million at December 31, 2014. The decrease in the net deferred tax asset is due principally to an increase in unrealized gains on derivative instruments partially offset by a decrease in unrealized gains on securities available for sale, as well as decreases related to employee benefits and state net operating losses.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three and nine months ended September 30, 2015 losses from discontinued operations were primarily the result of legal fees incurred during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 80 through 83 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2015, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 15, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2015, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2015	7,532,687	$10.54	7,532,687	$623,817,701
August 1-31, 2015	9,036,805	$10.50	9,036,805	$528,836,421
September 1-30, 2015	10,000,000	$9.57	10,000,000	$432,963,371
Total 3rd Quarter	26,569,492	$10.16	26,569,492	$432,963,371
On April 23, 2015, Regions' Board of Directors authorized a new $875 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. As of September 30, 2015, Regions had repurchased approximately 44 million shares of common stock at a total cost of approximately $442 million under this plan. The Company continued to repurchase shares under this plan in the fourth quarter of 2015, and as of November 3, 2015, Regions had additional repurchases of approximately 1.4 million shares of common stock at a total cost of approximately $13.6 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
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

DATE: November 4, 2015	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)