Form 10-K
period 2015-12-31
REGIONS FINANCIAL CORP
filed 2016-02-16
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code: (205) 581-7890
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
Common Stock, $.01 par value—$13,350,698,931 as of June 30, 2015.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—1,287,827,242 shares issued and outstanding as of February 11, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 21, 2016 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ALCO - Asset/Liability Management Committee.
AOCI - Accumulated other comprehensive income.
ATM - Automated teller machine.
Basel I - Basel Committee's 1988 Regulatory Capital Framework (First Accord).
Basel II - Basel Committee's 2004 Regulatory Capital Framework (Second Accord).
Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord).
Basel III Rules - Final capital rules adopting the Basel III capital framework approved by U.S. federal regulators in 2013.
Basel Committee - Basel Committee on Banking Supervision.
BHC - Bank Holding Company.
BHC Act - Bank Holding Company Act of 1956, as amended.
BITS - Technology arm of the Financial Services Roundtable.
Bank - Regions Bank.
Board - The Company’s Board of Directors.
CAMELS - Bank’s Supervisory Ratings.
CAP - Customer Assistance Program.
CAPM - Capital Asset Pricing Model.
CCAR - Comprehensive Capital Analysis and Review.
CD - Certificate of deposit.
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFE - Collateralized Financing Entity.
CFO - Chief Financial Officer.
CFPB - Consumer Financial Protection Bureau.
COSO - Committee of Sponsoring Organizations of the Treadway Commission.
Company - Regions Financial Corporation and its subsidiaries.
CPR - Constant (or Conditional) Prepayment Rate.
CRA - Community Reinvestment Act of 1977.
DIF - Deposit Insurance Fund.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days Past Due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EAD- Exposure At Default.
FASB - Financial Accounting Standards Board.
FDIA - Federal Deposit Insurance Act, as amended.
FDIC - The Federal Deposit Insurance Corporation.
Federal Reserve - The Board of Governors of the Federal Reserve System.
FFIEC - Federal Financial Institutions Examination Council.

FHA - Federal Housing Administration.
FHLB - Federal Home Loan Bank.
FHLMC - Federal Home Loan Mortgage Corporation, known as Freddie Mac.
FICO Assessments - The Financing Corporation, established by the Competitive Equality Banking Act of
1987.
FICO Scores - Personal credit scores based on the model introduced by the Fair Isaac Corporation.
FINRA - Financial Industry Regulatory Authority.
FNMA - Federal National Mortgage Association, known as Fannie Mae.
FOMC - Federal Open Market Committee.
FS-ISAC - Financial Services - Information Sharing & Analysis Center
FRB - Federal Reserve Board.
FSOC - Federal Stability Oversight Council.
FTP - Funds Transfer Pricing.
GAAP - Generally Accepted Accounting Principles in the United States.
GCM - Guideline Public Company Method.
GDP - Gross Domestic Product.
GNMA - Government National Mortgage Association.
GTM - Guideline Transaction Method.
HARP - Home Affordable Refinance Program.
HUD - U.S. Department of Housing and Urban Development.
IPO - Initial public offering.
IRA - Individual Retirement Account.
IRS - Internal Revenue Service.
LCR - Liquidity coverage ratio.
LGD - Loss given default.
LIBOR - London InterBank Offered Rates.
LTIP - Long-term incentive plan.
LTV - Loan to value.
MBS - Mortgage-backed securities.
MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MSAs - Metropolitan Statistical Areas.
MSR - Mortgage servicing right.
MSRB - Municipal Securities Rulemaking Board.
NCG - Nominating and Corporate Governance Committee of the Board of Directors.
NM - Not meaningful.
NPR - Notice of Proposed Rulemaking.
NSFR - Net stable funding ratio.
NYSE - New York Stock Exchange.
OAS - Option-Adjusted Spread.
OCC - Office of the Comptroller of the Currency.

OCI - Other comprehensive income.
OFAC - U.S. Treasury Department - Office of Foreign Assets Control.
OLA - Orderly Liquidation Authority.
OTTI - Other-than-temporary impairment.
PD - Probability of default.
Raymond James - Raymond James Financial, Inc.
Regions Securities - Regions Securities LLC.
REIT - Real Estate Investment Trust.
RICO - Racketeer Influenced and Corrupt Organizations Act.
SEC - U.S. Securities and Exchange Commission.
SERP - Supplemental Executive Retirement Plan.
SSFA - Simplified Supervisory Formula Approach.
TBA - To Be Announced.
TDR - Troubled debt restructuring.
TRACE - Trade Reporting and Compliance Engine.
U.S. - United States.
USA PATRIOT Act - Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept
and Obstruct Terrorism Act of 2001.
U.S. Treasury - The United States Department of the Treasury.
UTB - Unrecognized tax benefits.
VA - Veterans Administration.
VIE - Variable interest entity.
Visa - The Visa, U.S.A. Inc. card association or its affiliates, collectively.
Volcker Rule - Section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable.
VRDN - Variable Rate Demand Notes.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” “the Company,” “we,” “us” and “our” mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when or where appropriate. The words “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:

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

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	Our ability to effectively compete with other financial services companies, some of whom possess greater financial resources than we do and are subject to different regulatory standards than we are.

•	Loss of customer checking and savings account deposits as customers pursue other, higher-yield investments, which could increase our funding costs.

•	Our inability to develop and gain acceptance from current and prospective customers for new products and services in a timely manner could have a negative impact on our revenue.

•	The effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries.

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

•
Our ability to obtain a regulatory non-objection (as part of the CCAR process or otherwise) to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or redeem preferred stock or other regulatory capital instruments, may impact our ability to return capital to stockholders and market perceptions of us.

•
Our ability to comply with stress testing and capital planning requirements (as part of the CCAR process or otherwise) may continue to require a significant investment of our managerial resources due to the importance and intensity of such tests and requirements.

•
Our ability to comply with applicable capital and liquidity requirements (including, among other things, the Basel III capital standards and the LCR rule), including our ability to generate capital internally or raise capital on favorable terms, and if we fail to meet requirements, our financial condition could be negatively impacted.

•
The Basel III framework calls for additional risk-based capital surcharges for globally systemically important banks. Although we are not subject to such surcharges, it is possible that in the future we may become subject to similar surcharges.

•
The costs, including possibly incurring fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results.

•	Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business.

•	Our ability to execute on our strategic and operational plans, including our ability to fully realize the financial and non-financial benefits relating to our strategic initiatives.

•	The success of our marketing efforts in attracting and retaining customers.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits, which could adversely affect our net income.

•
Our ability to recruit and retain talented and experienced personnel to assist in the development, management and operation of our products and services may be affected by changes in laws and regulations in effect from time to time.

•	Fraud or misconduct by our customers, employees or business partners.

•	Any inaccurate or incomplete information provided to us by our customers or counterparties.

•	The risks and uncertainties related to our acquisition and integration of other companies.

•
Inability of our framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could, among other things, result in a breach of operating or security systems as a result of a cyber attack or similar act.

•	The inability of our internal disclosure controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts.

•	The effects of geopolitical instability, including wars, conflicts and terrorist attacks and the potential impact, directly or indirectly, on our businesses.

•
The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes, and environmental damage, which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business.

•
Changes in commodity market prices and conditions could adversely affect the cash flows of our borrowers operating in industries that are impacted by changes in commodity prices (including businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in the production of commodities), which could impair their ability to service any loans outstanding to them and/or reduce demand for loans in those industries.

•	Our inability to keep pace with technological changes could result in losing business to competitors.

•
Our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information; increased costs; losses; or adverse effects to our reputation.

•
Significant disruption of, or loss of public confidence in, the Internet and services and devices used to access the Internet could affect the ability of our customers to access their accounts and conduct banking transactions.

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

•	Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends to stockholders.

•	Changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect how we report our financial results.

•	Other risks identified from time to time in reports that we file with the SEC.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.
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

Item 1. Business
Regions Financial Corporation is a financial holding company headquartered in Birmingham, Alabama that operates in the South, Midwest and Texas. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance brokerage, trust services, merger and acquisition advisory services, and other specialty financing. At December 31, 2015, Regions had total consolidated assets of approximately $126.1 billion, total consolidated deposits of approximately $98.4 billion and total consolidated stockholders’ equity of approximately $16.8 billion.
Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (205) 581-7890.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2015, Regions operated 1,962 ATMs and 1,627 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.
The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	235
Arkansas	97
Florida	352
Georgia	131
Illinois	59
Indiana	61
Iowa	11
Kentucky	15
Louisiana	109
Mississippi	137
Missouri	65
North Carolina	6
South Carolina	30
Tennessee	238
Texas	80
Virginia	1
Total	1,627

Other Financial Services Operations
In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:
Regions Insurance Group, Inc., a subsidiary of Regions, is an insurance broker that offers the placement of insurance coverage with insurance companies or other risk bearing entities through its subsidiaries: Regions Insurance, Inc., headquartered in Birmingham, Alabama; Trilogy Risk Specialists, Inc., headquartered in Memphis, Tennessee; and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, vehicle, casualty, life, health and accident insurance. Regions Insurance, Inc. also provides services related to employee benefits. Trilogy Risk Specialists, Inc. operates as a wholesale insurance broker assisting retail insurance brokers in placing insurance coverage for the retail brokers’ customers with risk bearing entities. Regions Insurance Services, Inc. offers various insurance products, such as crop, life, and environmental insurance. Regions Insurance Group, Inc. is one of the thirty-five largest insurance brokers in the United States based on annual revenues.

Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC provide equipment financing products, focusing on commercial clients.
Regions Investment Services, Inc., a wholly-owned subsidiary of Regions Bank, offers investments and insurance products to Regions Bank customers, provided by licensed insurance agents. In addition, Regions Bank and Regions Investment Services, Inc. also maintain an agreement with Cetera Investment Services, LLC to offer securities, insurance, and advisory services to Regions Bank customers through dually-employed financial consultants.
Regions Securities is a wholly-owned subsidiary of Regions headquartered in Atlanta, Georgia. Regions Securities serves as a broker-dealer to commercial clients and acts in an advisory capacity to merger and acquisition transactions. Additionally, BlackArch Partners LLC is a wholly-owned subsidiary of Regions and is headquartered in Charlotte, North Carolina. BlackArch Partners LLC and its subsidiaries offer merger and acquisition services to its institutional clients and commercial entities.
Segment Information
Reference is made to Note 23 “Business Segment Information” to the consolidated financial statements included under Item 8. of this Annual Report on Form 10-K for information required by this item.
Supervision and Regulation
We are subject to the extensive regulatory framework applicable to BHCs and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC's DIF and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to us and our subsidiaries. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
Applicable laws and regulations restrict our permissible activities and investments and impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our banking subsidiary, and impose capital adequacy requirements on us and our banking subsidiary. The consequences of noncompliance with these laws and regulations can include substantial monetary and nonmonetary sanctions.
As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2015. In addition to banking laws, regulations and regulatory agencies, we are subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management.
Overview
We are registered with the Federal Reserve as a BHC and have elected to be treated as a financial holding company under the BHC Act. As such, we and our subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. Generally, the BHC Act provides for “umbrella” regulation of financial holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, requires the Federal Reserve to examine any subsidiary of a BHC, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.
Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. It is generally subject to supervision and examination by both the Federal Reserve and the Alabama State Banking Department. The Federal Reserve and the Alabama State Banking Department regularly examine the operations of Regions Bank and its subsidiaries and are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. State and federal law govern the activities in which Regions Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Regions Bank also is affected by the actions of the Federal Reserve Board as it implements monetary policy.
All member banks of the Federal Reserve System, including Regions Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to 6 percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. Prior to the enactment of the Fixing America's Surface Transportation Act (“FAST Act”) in December 2015, member banks received a fixed, 6 percent dividend annually on their stock. Under the FAST Act, the annual dividend rate for member banks with total assets in excess of $10 billion, including Regions Bank, changed to a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at 6 percent. Based on that rate at December 31, 2015, the reduction in the dividend paid to Regions is estimated to be approximately $18 million annually.
Regions Bank and its affiliates are also subject to supervision, regulation, examination and enforcement by the CFPB with respect to consumer protection laws and regulations. Some of Regions’ non-bank subsidiaries are also subject to regulation by various federal and state agencies, such as the SEC and FINRA in the case of our broker-dealer subsidiary, Regions Securities.
We are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock and depository shares representing our outstanding preferred stock are each listed on the NYSE. Consequently, we are also subject to NYSE’s rules for listed companies.
Financial Regulatory Reform
The recent financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the U.S. In particular, the Dodd-Frank Act and the rules that followed have significantly restructured the financial regulatory regime in the U.S. and provide for enhanced supervision and prudential standards for, among other things, BHCs like Regions that have total consolidated assets of $50 billion or more. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry.
The Dodd-Frank Act imposed regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which were: (i) created the CFPB to regulate consumer financial products and services; (ii) created the FSOC to identify and impose additional regulatory oversight on large financial firms; (iii) granted orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) required certain financial institutions to draft a resolution plan that contemplates the dissolution of the enterprise and to submit that resolution plan to both the Federal Reserve and the FDIC; (v) limited debit card interchange fees; (vi) adopted certain changes to stockholder rights and responsibilities, including a stockholder “say on pay” vote on executive compensation; (vii) strengthened the SEC’s powers to regulate securities markets; (viii) restricted variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (ix) changed the base upon which the deposit insurance assessment is assessed from deposits to, substantially, average consolidated assets minus equity; and (x) amended the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
 The Dodd-Frank Act requires the Federal Reserve to monitor emerging risks to financial stability and establish enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including Regions, with total consolidated assets of $50 billion or more (often referred to as systemically important financial institutions). During February 2014, the FRB published the final rule implementing the enhanced prudential standards required to be established under section 165 of the Dodd-Frank Act. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the FSOC has determined would pose a grave threat to financial stability were they to fail such limits.
Pursuant to the Dodd-Frank Act, BHCs with total consolidated assets of $50 billion or more, such as Regions, are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. In September 2011, these agencies issued a joint final resolution plan rule implementing this requirement. The FDIC issued a separate such rule applicable to insured depository institutions of $50 billion or more in total assets, such as Regions Bank. Regions and Regions Bank submitted their most recent resolution plans to these agencies in December 2015. If the Federal Reserve and the FDIC determine that these plans are not credible and we do not cure the deficiencies, the Federal Reserve and the FDIC may impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Company.
Most recently, federal regulators have finalized rules for new capital requirements for financial institutions that include several changes to the way capital is calculated and how assets are risk-weighted, informed in part by the Basel II revised international capital framework published by the Basel Committee. The Basel III Rules, summarized briefly below, will have an effect on our level of capital, and may influence the types of business we may pursue and how we pursue business opportunities. Among other things, the Basel III Rules raise the required minimums for certain capital ratios, add a new common equity ratio, include capital buffers, and restrict what constitutes capital. The new capital and risk weighting requirements became effective for us on January 1, 2015.
Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.

Permissible Activities under the BHC Act
In general, the BHC Act limits the activities permissible for BHCs to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incidental thereto. A BHC electing to be treated as a financial holding company, like Regions, may also engage in a range of activities that are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. For a BHC to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “-Regulatory Remedies under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under CRA. The BHC itself must also be well-capitalized and well-managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to be well-capitalized or well-managed after engaging in activities not permissible for BHCs that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a BHC electing to be treated as a financial holding company. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a CRA rating of at least "satisfactory" (as is currently the case for Regions), the financial holding company would not be able to commence any new financial activities or acquire a company that engages in such activities, although the financial holding company would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.
The BHC Act does not place territorial restrictions on permissible non-banking activities of BHCs. The Federal Reserve has the power to order any BHC or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the BHC.
Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to Regions and Regions Bank, parts of which are currently in the process of being phased in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee.
Prior to January 1, 2015, the risk-based capital standards applicable to Regions and Regions Bank (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved the final Basel III Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules substantially revised the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries, including Regions and Regions Bank, as compared to the general risk-based capital rules. The Basel III Rules became effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period for certain provisions).
The Basel III Rules, among other things, (i) introduce a new capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
When fully phased in on January 1, 2019, the Basel III Rules will require Regions and Regions Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Basel III Rules prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.
Leverage Requirements.
BHCs and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0% for all BHCs.
Liquidity Regulation.
Liquidity risk management and supervision have become increasingly important since the financial crisis. During 2014, the federal banking agencies adopted final rules implementing for certain U.S. banking organizations one of the two new standards provided for in the Basel III liquidity framework - its LCR, which is designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. The LCR rule, as adopted, applies in its most comprehensive form only to advanced approaches BHCs and depository institutions subsidiaries of such BHCs and, in a modified form, to BHCs that are not advanced approaches BHCs but have $50 billion or more in total consolidated assets such as Regions. The rule is currently being phased in with 90% compliance required on January 1, 2016 and 100% compliance required on January 1, 2017. Regions is required to calculate its LCR on a monthly basis. If a covered company fails to meet the required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. Under a rule proposed by the Federal Reserve in November 2015, Regions would be required to disclose publicly information about certain components of its LCR beginning January 1, 2018. At December 31, 2015, Regions' LCR was above the January 1, 2016 requirement of 90%.
The Basel III framework also included a second standard, referred to as the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. Although the Basel committee finalized its formulation of the NSFR in 2014 and contemplated a January 1, 2018 effective date, the U.S. banking agencies have not yet proposed an NSFR for application to U.S. banking organizations or addressed the scope of banking organizations to which it will apply.
Comprehensive Capital Analysis and Review and Stress Testing
As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts annual analyses of BHCs with at least $50 billion in assets to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve: baseline, adverse and severely adverse. Regions is also required to conduct its own semi-annual stress analysis (together with the Federal Reserve’s stress analysis, the “stress tests”) to assess the potential impact on Regions of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. The Federal Reserve may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. Regions Bank is also required to conduct annual stress testing using the same economic and financial scenarios as Regions and report the results to the Federal Reserve. A summary of results of the Federal Reserve’s analysis under the adverse and severely adverse stress scenarios are publicly disclosed, and the BHCs subject to the rules, including Regions, must disclose a summary of the company-run severely adverse stress test results. Regions is required to include in its disclosure a summary of the severely adverse scenario stress test conducted by Regions Bank.
U.S. BHCs with total consolidated assets of $50 billion or more, such as Regions, must develop and maintain a capital plan, and must submit the capital plan to the Federal Reserve as part of the Federal Reserve’s CCAR process. The CCAR process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the BHCs participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described below. The Federal Reserve may object to a capital plan if the plan does not show that the covered BHC has sufficient capital to continue operations under expected conditions and stressed scenarios throughout the nine-quarter planning horizon covered by the capital plan. The CCAR rules, consistent with prior Federal Reserve guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.
In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve's non-objection to our capital plan under both quantitative and qualitative tests. Should the Federal Reserve object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions to which the Federal Reserve has indicated its non-objection in writing. Beginning in 2016, our annual capital planning submission will be due by April 5 (instead of January 5 as previously required) and the Federal Reserve will publish the results of its supervisory CCAR review of our capital plan by June 30 (instead of March 31) of each year.
Due to the importance and intensity of the stress tests and the CCAR process, we have dedicated significant resources to comply with stress testing and capital planning requirements and expect to continue to do so in the future.
Safety and Soundness Standards
Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA, establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. See “-Regulatory Remedies under the FDIA” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Regulatory Remedies under the FDIA
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2015, both Regions and Regions Bank were well-capitalized.
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
An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a BHC must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The BHC must also provide appropriate assurances of performance. The obligation of a controlling BHC under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.
Additionally, FDIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards. Regulators also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. Regulators make this evaluation as a part of their regular examination of the institution’s safety and soundness. Additionally, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions.

Payment of Dividends
We are a legal entity separate and distinct from our banking and other subsidiaries. The principal source of cash flow to us, including cash flow to pay dividends to our stockholders and principal and interest on any of our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders.
If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “-Regulatory Remedies under the FDIA” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that BHCs and insured banks should generally pay dividends only out of current operating earnings.
Payment of Dividends by Regions Bank. Under the Federal Reserve’s Regulation H, Regions Bank may not, without approval of the Federal Reserve, declare or pay a dividend to us if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock.
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
Payment of Dividends by Regions. Our payment of dividends to our stockholders is subject to the oversight of the Federal Reserve. In particular, the dividend policies and share repurchases of a large BHC, such as Regions, are reviewed by the Federal Reserve based on capital plans submitted as part of the CCAR process and stress tests as submitted by the BHC, and will be assessed against, among other things, the BHC’s ability to achieve the required capital ratios under the Basel III Rules as they are phased in by U.S. regulators. See “-Capital Requirements” and “-Comprehensive Capital Analysis and Review and Stress Testing” above.
Support of Subsidiary Banks
Under longstanding Federal Reserve policy, which has been codified by the Dodd-Frank Act, Regions is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary bank. This support may be required at times when Regions may not be inclined to provide it. In addition, any capital loans by a BHC to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Transactions with Affiliates
There are various legal restrictions governing transactions between Regions and its non-bank subsidiaries, on the one hand, and Regions Bank and its subsidiaries, on the other hand, including the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. In general, any “covered transaction” by Regions Bank (or its subsidiaries) with an affiliate that is an extension of credit must be secured by designated amounts of specified collateral and must be limited to (i) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of Regions Bank, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of Regions Bank. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of these limitations, in particular, by including within its scope derivative transactions by and between Regions Bank or its subsidiaries and Regions or its other subsidiaries. The Federal Reserve enforces these restrictions and audits Regions for compliance.

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
Deposit Insurance Assessments. Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions are calculated based on one of two scorecards, one for most large institutions that have more than $10 billion in assets, such as Regions Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the CAMELS ratings, as well as forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. For large institutions, including Regions Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The deposit insurance assessment base is calculated based on the average of consolidated total assets less the average tangible equity of the insured depository institution during the assessment period. During 2015, Regions Bank’s FDIC insurance assessments were $105 million, a $30 million increase from 2014, which included a $23 million adjustment to prior assessments recorded in the third quarter of 2015.
The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15% prior to September 2020 and 1.35% thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2%. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. Comments were due February 18, 2010. As of February 2016, no rule has been adopted.We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will increase deposit insurance assessment levels in the future. Additionally, in October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. This would result in increased costs for Regions Bank. We currently estimate that the surcharge, if implemented as proposed, would increase our FDIC insurance assessments by approximately $5 million per quarter; however, the ultimate impact on our business of this proposal will depend on a number of factors, including the final details of its implementation by the FDIC. For more information, see the “FDIC Insurance Assessments” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation ("FICO") to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. Regions Bank had a FICO assessment of approximately $6 million in FDIC deposit premiums in 2015, which was included in the $105 million in total FDIC insurance assessments previously disclosed.
Acquisitions
The BHC Act requires every BHC to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other BHC. BHCs with consolidated assets exceeding $50 billion must (i) obtain prior approval from the Federal Reserve before acquiring certain non-bank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. BHCs seeking approval to complete an acquisition must be well-capitalized and well-managed.
The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the U.S., or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the BHCs and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and the consideration of convenience and needs of the community to be served includes the parties’ performance under the CRA. The Federal Reserve must also take into account the institutions’ effectiveness in combating money laundering. In addition, pursuant to the Dodd-Frank Act, the BHC Act was amended to require the Federal Reserve to, when evaluating a proposed transaction, consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.
Depositor Preference
Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be an investment company for purposes of the Investment Company Act of 1940 but for the exclusions in sections 3(c)(1) or 3(c)(7) of that act. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule, which became effective in July 2015. The final rules also require that large BHCs, such as Regions, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention.
Consumer Protection Laws
We are subject to a number of federal and state consumer protection laws, including laws designed to protect customers and promote lending to various sectors of the economy and population. These laws include, but are not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and their respective state law counterparts.
The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, including the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.
The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
The CFPB has finalized a number of significant rules, including rules that impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. Regions is continuing to analyze the impact that such rules may have on its business.
Financial Privacy and Cybersecurity
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
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. The Regions Information Security Program reflects the requirements of this guidance. If, however, we fail to observe the regulatory guidance in the future, we could be subject to various regulatory sanctions, including financial penalties.
Community Reinvestment Act
Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, so long as they are consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. The assessment also is part of the Federal Reserve’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a BHC applying for approval to acquire a bank or other BHC, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant BHC, and such records may be the basis for denying the application.
In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank's previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received "High Satisfactory" ratings on its CRA components, but its overall CRA rating was downgraded from "Satisfactory" to “Needs to Improve.” The downgrade was attributed to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and Regulation E. Regions Bank had self-reported these matters and provided remuneration during  2011 and 2012. This downgrade imposes restrictions on the Company's ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating is improved. Regions Bank's next CRA examination is expected to commence during 2016, although the actual timing of the examination and any results therefrom will not be known until later.
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
In 2014, the Financial Crimes Enforcement Network, which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and bank secrecy act legislation, proposed a rule that would require financial institutions to obtain beneficial ownership information with respect to all legal entities with which such institutions conduct business. The scope and compliance requirements of such a rule have yet to be formalized or completed. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Office of Foreign Assets Control Regulation
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Regulation of Insurers and Insurance Brokers
Our operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Certain of our insurance company subsidiaries are subject to extensive regulatory supervision and to insurance laws and regulations requiring, among other things, maintenance of capital, record keeping, reporting and examinations.
Regulation of Broker Dealers
Our subsidiary Regions Securities is a registered broker-dealer with the SEC and, as a result, is subject to regulation and examination by the SEC, FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.
Competition
All aspects of our business are highly competitive. Our subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. We expect competition to intensify among financial services companies due to the sustained low interest rate and ongoing low-growth economic environment. Also, as banks in our footprint act to attain compliance with the LCR, there is a chance deposit pricing, particularly long-term time deposits could become even more competitive.
Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Employees
As of December 31, 2015, Regions and its subsidiaries had 23,916 employees.
Available Information
We maintain a website at www.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy Summary, and (v) the charters of our Nominating and Corporate Governance Committee, Audit Committee, Compensation Committee and Risk Committee.

Item 1A. Risk Factors
An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, reputational, legal and regulatory risks, could be substantial and is inherent in our business. This risk also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect our financial results and condition, as well as the value of, and return on investment in the Company.
Risks Related to the Operation of Our Business
Our businesses have been, and may continue to be, adversely affected by conditions in the financial markets and economic conditions generally.
We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, insurance, merger-and-acquisition advisory services and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions generally or specifically in the Southeastern U.S., the principal markets in which we conduct business. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:

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
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2015 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
Our operations are concentrated in the Southeastern U.S., and adverse changes in the economic conditions in this region can adversely affect our financial results and condition.
Our operations are concentrated in the Southeastern U.S., particularly in the states of Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi and Tennessee. As a result, local economic conditions in the Southeastern U.S. significantly affect the demand for the loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Since 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in the Southeastern U.S. in particular declined significantly more than real estate values in the U.S. as a whole. This decline has had an adverse impact on some of our borrowers and on the value of the collateral securing many of our loans. Although real estate in many geographies has begun to show signs of improvement, this recent decline and any further declines in the future may continue to affect borrowers and collateral values, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions could materially adversely affect our business, results of operations or financial condition.
Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.
A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these or any other severe weather event could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a catastrophic earthquake, hurricane, tornado or other severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of future earthquakes, hurricanes, severe tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as the 2010 Gulf oil spill, could have similar effects.
Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2015, consumer residential real estate loans represented approximately 29% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2015, approximately 9% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
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
Specifically, as of December 31, 2015, energy-related loan balances represented approximately 4% of our total loan portfolio. This amount is comprised of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil, as well as loans indirectly impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. Beginning late in 2014, oil prices began declining, which has had an adverse effect on some of our borrowers in this portfolio and on the value of the collateral securing some of these loans. If such downturn in the oil and gas industry continues, the cash flows of our customers in this industry could be adversely impacted, which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our business, financial condition or results of operations.

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
Although our management will establish an allowance for loan losses it believes is appropriate to absorb probable and reasonably estimable losses in our loan portfolio, this allowance may not be adequate. For example, if a hurricane or other natural disaster were to occur in one of our principal markets or if economic conditions in those markets were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. Losses in excess of the existing allowance for loan losses will reduce our net income and could adversely affect our business, results of operations or financial condition, perhaps materially.
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
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $11.0 billion home equity portfolio at December 31, 2015, approximately $7.9 billion were home equity lines of credit and $3.1 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2015, approximately $4.3 billion of our home equity lines and loans were in a second lien position.
Industry competition may adversely affect our degree of success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify due in part to the sustained low interest rate and ongoing low-growth economic environment. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders have grown significantly over recent years and is expected to continue growing.
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
Our profitability depends to a large extent on our net interest income and other financing income, which is the difference between the interest income received on interest-earning assets (primarily loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). Net interest income and other financing income also includes rental income and depreciation expense associated with operating leases for which Regions is the lessor. The level of net interest income and other financing income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FOMC and market interest rates.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through actions such as quantitative easing, and the market's expectations for future inflation, growth and other economic considerations. The level of net interest income and other financing income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and other financing income may decline and, with it, a decline in our earnings may occur. Our net interest income and other financing income and our earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. In particular, despite the rate increase in December 2015, short-term interest rates remain very low by historical standards. These low rates have reduced our cost of funding, which helped to stabilize our net interest margin.
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
For a more detailed discussion of these risks and our management strategies for these risks, see the “Net Interest Income and Other Financing Income, Margin and Interest Rate Risk,” “Net Interest Income and Other Financing Income and Margin,” “Market Risk-Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Any future reductions in our credit ratings may increase our funding costs and place limitations on business activities related to providing credit support to customers.
The major rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade Regions, Regions Bank or both in the future. Additionally, ratings agencies may also make substantial changes to their ratings policies and practices, which may affect our credit ratings. In the future, changes to existing ratings guidelines and new ratings guidelines may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.
Regions’ credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. Although Regions and Regions Bank are currently rated investment grade, a one-notch downgrade of Regions’ rating would cause Regions to no longer be rated investment grade. When Regions was downgraded below investment grade status in 2010, we became unable to reliably access the short-term unsecured funding markets, which caused us to hold more cash and liquid investments to meet our ongoing cash needs. Such actions reduced our profitability as these liquid investments earned a lower return than other assets, such as loans. Regions’ liquidity policy requires that the holding company maintain cash sufficient to cover the greater of (i) 18 months of debt service and other cash needs or (ii) a minimum cash balance of $500 million. Although this policy helps protect us against the costs of unexpected adverse funding environments, we cannot guarantee that this policy will be sufficient.
Additionally, at the time Regions was downgraded to below investment grade, certain counterparty contracts were required to be renegotiated, resulting in additional collateral postings of approximately $200 million. Refer to Note 21. “Derivative Financial Instruments and Hedging Activities – Contingent Features” to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Future downgrades could require Regions to post additional collateral. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post approximately an additional $200 million related to existing contracts with contingent credit features.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2015, we had $4.9 billion of goodwill and $259 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist of core deposit intangibles, purchased credit card relationship assets, customer relationship employment agreement assets, and the DUS license. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.
As of December 31, 2015, Regions had approximately $254 million in net deferred tax assets (net of valuation allowance of $29 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2015 (except for $29 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates.
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
Our businesses may be adversely affected if we are unable to hire and retain qualified employees.
Our success depends, in part, on our executive officers and other key personnel. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel.
In April 2011, the Federal Reserve, other federal banking agencies and the Securities and Exchange Commission jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or BHC with $1 billion or more of assets, such as Regions and Regions Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Maintaining or increasing market share may depend on market acceptance and regulatory approval of new products and services.
Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and other financing income and non-interest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases, and our business, financial condition or results of operations may be adversely affected.
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
We are exposed to many types of operational risks, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, information security risk, and reputational risk. We are also reliant upon our employees, and our operations are subject to the risk of fraud, theft or malfeasance by our employees. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
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
We are subject to a variety of systems failure and cybersecurity risks that could adversely affect our business and financial performance.
Failure in or breach of our systems or infrastructure, or those of our third-party service providers, including as a result of cyber attacks, could disrupt our businesses or the businesses of our customers. This could result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As public and regulatory expectations, as well as our customers' expectations have increased regarding operational and information security, our systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for large financial institutions such as Regions have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. Additionally, cyber attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including Regions. Although these past events have not resulted in a breach of Regions’ client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These actors may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems. These risks may increase as the use of mobile payment and other Internet-based applications expands.
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. The Regions Information Security Program reflects the requirements of this guidance. If, however, we fail to observe the regulatory guidance in the future, we could be subject to various regulatory sanctions, including financial penalties.
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition. For a more detailed discussion of these risks and specific occurrences, see the "Information Security Risk" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations.
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
In 2015, we sold 47% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
In addition, we must report as held for sale any loans that we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. Management must exercise its judgment in determining when loans must be reclassified from held to maturity status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could adversely affect our financial condition and results of operations. Reclassifying loans from held to maturity to held for sale also requires that the affected loans be marked to the lower of cost or fair value. As a result, any loans classified as held for sale may be adversely affected by changes in interest rates and by changes in the borrower’s creditworthiness. We may be required to reduce the value of any loans we mark held for sale, which could adversely affect our results of operations.
A downgrade or potential downgrade of the U.S. Government’s sovereign credit rating by one or more credit ratings agencies could adversely affect our business.
In August 2011, Standard and Poor's lowered its long-term sovereign credit rating of the U.S. from AAA to AA+ and maintains a stable outlook on the rating. Although the other three major credit rating agencies did not downgrade their U.S. sovereign credit ratings, future uncertainty over U.S. fiscal policy, including over tax increases and spending cuts as part of the budgetary process or over future raises of the U.S. debt ceiling, could result in a downgrade or a reduction in the outlook of the U.S. long-term sovereign credit rating by one or more credit ratings agencies. Any downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook could adversely affect global financial markets and economic conditions and may result in, among other things, increased volatility and illiquidity in the capital markets, declines in consumer confidence, increased unemployment levels and declines in the value of U.S. Treasury securities and securities guaranteed by the U.S. government. As a result, our business, liquidity, results of operations and financial conditions may be adversely affected. Additionally, the economic conditions resulting from any such downgrade or perceived future downgrade may significantly exacerbate the other risks we face.
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
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company's critical accounting estimates include: the allowance for credit losses; fair value measurements; intangible assets; residential MSRs; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; or significantly increase our accrued income taxes. Any of these actions could adversely affect our reported financial condition and results of operations.
If the models that we use in our business perform poorly or provide inadequate information, our business or results of operations may be adversely affected.
We utilize quantitative models to assist in measuring risks and estimating or predicting certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, forecasting financial performance, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed, implemented, or managed models present the risk that our business decisions that consider information based on such models will be adversely affected due to the inadequacy or inaccuracy of that information. Also, information we provide to the public or to our regulators based on poorly designed, implemented, or managed models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. For example, on December 20, 2012, the FASB issued for public comment a Proposed Accounting Standards Update, Financial Instruments - Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The proposal would remove the existing “probable” threshold in GAAP for recognizing credit losses and instead require affected reporting companies to reflect their estimate of credit losses on financial assets over the lifetime of each such asset, broadening the range of information that must be considered in measuring the allowance for expected credit losses. This proposal, if adopted as proposed, will likely have a negative impact, potentially materially, on Regions’ reported earnings and capital and could also have an impact on Regions Bank’s lending to the extent that higher reserves are required at the inception of a loan based on recent loan loss experience.
Risks Arising From the Legal and Regulatory Framework in which Our Business Operates
We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities. For example, as discussed in Note 24 “Commitments, Contingencies and Guarantees,” Regions is working to resolve certain inquiries from its applicable federal regulators. Other such matters are likely to arise in the future. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters, have been increasing dramatically and are likely to continue to increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time.

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
In 2013, Regions received investigative requests from the Office of Inspector General of HUD regarding its residential mortgage loan origination, underwriting and quality control practices for FHA insured loans made by Regions. Regions has fully cooperated in this investigation and is in discussions to resolve this inquiry. In September 2014, Regions received an investigative request from the Office of Inspector General of the Federal Housing Finance Agency regarding its residential mortgage loan origination, underwriting and quality control practices for loans Regions sold to Fannie Mae and Freddie Mac. Regions has fully cooperated with the inquiry. Both of these inquiries are part of industry-wide investigations. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws.
In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. In the future, Regions could become subject to claims based on this or other evolving legal theories.
Additional information relating to our litigation, investigations and other proceedings is discussed in Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements of this Annual Report on Form 10-K.
We may face significant claims for indemnification in connection with our sale of Morgan Keegan in 2012.
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The transaction closed on April 2, 2012. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2015, the carrying value of the indemnification obligation is approximately $77 million. This amount reflects an estimate of liability; however, actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our financial condition or results of operations.
We are subject to extensive governmental regulation, which could have an adverse impact on our operations.
We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our stockholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in many activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require or otherwise seek will be obtained.
Since the financial crisis, financial institutions generally have been subjected to increased scrutiny from regulatory authorities. Changes to the legal and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which we operate. These changes may result in increased costs of doing business, decreased revenues and net income, and may reduce our ability to effectively compete in attracting and retaining customers. In general, bank regulators, including the CFPB, have increased their focus on risk management and consumer compliance, and we expect this focus to continue. Additional compliance requirements are likely and can be costly to implement, may require additional compliance personnel and may limit our ability to offer competitive products to our customers.
We are also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Recent areas of legislative focus include housing finance reform, flood insurance and cybersecurity. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory position is discussed in greater detail in Note 14 “Regulatory Capital Requirements and Restrictions” in the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
We may be subject to more stringent capital and liquidity requirements.
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
In particular, the capital adequacy and liquidity guidelines applicable to Regions and Regions Bank under the Basel III Rules began to be phased in starting in 2015, requiring Regions to satisfy additional, more stringent capital adequacy and liquidity standards than in the past. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity.
We may also be required to satisfy even more stringent standards depending on the implementation of the liquidity guidelines as well as the additional capital and other surcharges being considered by supervisory bodies. For more information concerning our compliance with capital and liquidity requirements, see Note 14 “Regulatory Capital Requirements and Restrictions” in the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs that may adversely affect our results of operations.
The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities, such as debt collectors and consumer reporting agencies. Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan as discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K above. The CFPB has also issued guidance that could radically reshape the automotive financing industry by subjecting indirect automobile lenders, such as Regions, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect automobile lenders monitor and control certain credit policies and procedures undertaken by automobile dealers. Compliance with the rules and policies adopted by the CFPB may limit the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted (including our residential mortgage and indirect auto lending businesses in particular). We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.
We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any future acquisitions that are completed, or may choose not to pursue acquisition opportunities we might find beneficial.
A substantial part of our historical growth has been a result of acquisitions of other financial institutions, and we may, from time to time, evaluate and engage in the acquisition or divestiture of businesses (including their assets or liabilities, such as loans or deposits). We must generally satisfy a number of meaningful conditions prior to completing any such transaction, including in certain cases, federal and state bank regulatory approvals. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the supervisory ratings and compliance history of all institutions involved, the anti-money laundering and Bank Secrecy Act compliance history of all institutions involved, CRA examination results and the effect of the transaction on financial stability. In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank’s previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received “High Satisfactory” ratings on its CRA components, but its overall CRA rating was downgraded from “Satisfactory” to “Needs to Improve.” The downgrade was attributable to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and Regulation E. Regions Bank had self-reported these matters and provided remuneration during 2011 and 2012. This downgrade imposes restrictions on the Company’s ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating is improved. Regions Bank’s next CRA examination is expected to commence during 2016, although the actual timing of the examination and any results therefrom will not be known until later.
Additionally, the process for obtaining required regulatory approvals has become substantially more difficult, time-consuming and unpredictable as a result of the financial crisis. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain required regulatory approvals in a timely manner or at all.

Assuming we are able to successfully complete one or more transactions, we may not be able to successfully integrate and realize the expected synergies from any completed transaction in a timely manner or at all. In particular, we may be held responsible by federal and state regulators for regulatory and compliance failures at an acquired business prior to the date of the acquisition, and these failures by the acquired company may have negative consequences for us, including the imposition of formal or informal enforcement actions. Completion and integration of any transaction may also divert management attention from other matters, result in additional costs and expenses, or adversely affect our relationships with our customers and employees, any of which may adversely affect our business or results of operations. Future acquisitions may also result in dilution of our current stockholders’ ownership interests or may require we incur additional indebtedness or use a substantial amount of our available cash and other liquid assets. As a result, our financial condition may be affected, and we may become more susceptible to economic conditions and competitive pressures.
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
The FDIC has recently proposed to apply an annual surcharge of 4.5 basis points on all banks with at least $10 billion in assets as a method of increasing its deposit insurance fund reserve ratio. As proposed by the FDIC, the surcharge would apply equally to all institutions with $10 billion or more of assets, and would not differ based on the size or complexity of the institution, or the riskiness of its assets. Further, the proposed surcharge would be multiplied by our statutorily defined deposit insurance assessment base (average total assets less tangible equity) rather than just our insured deposits. The FDIC has indicated that the surcharge, if enacted, would apply for approximately two years. We currently estimate that the surcharge, if implemented as proposed, would increase our FDIC insurance assessments by approximately $5 million per quarter; however, the ultimate impact on our business of this proposal will depend on a number of factors, including the final details of its implementation by the FDIC. See the "Non-Interest Expense" discussion within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional information related to the proposed surcharge.
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
The Federal Reserve conducts an annual stress analysis of Regions to evaluate our ability to absorb losses in three economic and financial scenarios generated by the Federal Reserve, including adverse and severely adverse economic and financial scenarios. The rules also require us to conduct our own semi-annual stress analysis to assess the potential impact on Regions of the scenarios used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is released publicly and contains information and results specific to BHCs. The rules also require us to disclose publicly a summary of the results of our semi-annual stress analyses, and Regions Bank’s annual stress analyses, under the severely adverse scenario.
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
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests, including rejecting, or requiring revisions to, our annual capital plan submitted in connection with the CCAR. The failure of our capital plan to pass the CCAR could adversely affect our ability to pay dividends and repurchase stock. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current stockholders. Any such capital raises, if required, may also be dilutive to our existing stockholders.

If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, we could face assessments for the Orderly Liquidation Fund.
The Dodd-Frank Act creates a new mechanism, the OLA, for liquidation of systemically important BHCs and non-bank financial companies. The OLA is administered by the FDIC and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority only after consultation with the President of the U.S. and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, BHCs with total consolidated assets of $50 billion or more, such as Regions. Any such assessments may adversely affect our business, financial condition or results of operations.
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2015, Regions’ total liabilities were approximately $109.2 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of Regions Bank fall below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2015, our subsidiaries’ total deposits and borrowings were approximately $107.8 billion.
We may not pay dividends on shares of our capital stock.
Holders of shares of our capital stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Furthermore, the terms of our outstanding preferred stock prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period.
We are also subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that BHCs should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30% of after-tax net income. Additionally, we are required to submit annual capital plans to the Federal Reserve for review before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock.
Anti-takeover and banking laws and certain agreements and charter provisions may adversely affect share value.
Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board's approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a BHC. Acquisition of 10% or more of any class of voting stock of a BHC or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the BHC or state member bank. Also, as noted under the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, a BHC must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including Regions Bank. One factor the federal banking agencies must consider in certain acquisitions is the systemic impact of the transaction. This may make it more difficult for large institutions to acquire other large institutions and may otherwise delay the regulatory approval process, possibly by requiring public hearings. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. For example, holders of our preferred stock have certain voting rights that could adversely affect share value. If and when dividends on the preferred stock have not been declared and paid for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting our Board will automatically be increased by two, and the preferred stockholders will be entitled to elect the two additional directors. Also, the affirmative vote or consent of the holders of at least two-thirds of all of the then-outstanding shares of the preferred stock is required to consummate a binding share-exchange or reclassification involving the preferred stock, or a merger or consolidation of Regions with or into another entity, unless certain requirements are met. These statutory provisions and provisions in our certificate of incorporation, including the rights of the holders of our preferred stock, could result in Regions being less attractive to a potential acquirer.
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
We may determine from time to time to issue additional equity securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities could dilute the voting and economic interests of our existing stockholders.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.
At December 31, 2015, Regions Bank, Regions’ banking subsidiary, operated 1,627 banking offices. At December 31, 2015, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.
Item 3. Legal Proceedings
Information required by this item is set forth in Note 24 “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements, which are included in Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.
Executive Officers of the Registrant
Information concerning the Executive Officers of Regions is set forth under Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions common stock are set forth in Table 27 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. As of February 11, 2016, there were 51,113 holders of record of Regions common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2015, are set forth in Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
In connection with Regions' acquisition of BlackArch Partners LLC ("BlackArch") on October 20, 2015, Regions issued 831,766 shares of Regions common stock to the former owners of BlackArch as partial consideration for the acquisition. The shares issued in the transaction are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Pursuant to contingent payment provisions in the purchase agreement, if certain conditions are met, Regions will issue up to 1,528,234 additional shares of Regions common stock to the former owners of BlackArch over the next four years. Each of the former owners of BlackArch are accredited investors and no underwriters or placement agents were involved in connection with issuance of Regions common stock.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1—31, 2015	950,000	$9.49	950,000	$423,933,631
November 1—30, 2015	6,416,076	$9.84	6,416,076	$360,677,392
December 1—31, 2015	600,000	$10.19	600,000	$354,553,132
Total 4th Quarter	7,966,076	$9.83	7,966,076	$354,553,132
On April 23, 2015, Regions' Board authorized a new $875 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. As of December 31, 2015, Regions had repurchased approximately 52 million shares of common stock at a total cost of approximately $520 million under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2016, and as of February 12, 2016, Regions had additional repurchases of approximately 17.8 million shares of common stock at a total cost of approximately $135.3 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
Restrictions on Dividends and Repurchase of Stock
Holders of Regions common stock are only entitled to receive such dividends as Regions’ Board may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding.
Regions understands the importance of returning capital to stockholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common dividend, with the Board and in conjunction with the regulatory supervisors, subject to the Company’s results of operations. Also, Regions is a BHC, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.
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

PERFORMANCE GRAPH
Set forth below is a graph comparing the yearly percentage change in the cumulative total return of Regions common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

	Cumulative Total Return
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Regions	$100.00	$61.93	$103.31	$144.87	$157.37	$146.48
S&P 500 Index	100.00	102.11	118.43	156.77	178.22	180.67
S&P 500 Banks Index	100.00	89.28	110.76	150.33	173.64	175.12

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
Management believes the following sections summarize several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2015 results. Cross references to more detailed information regarding each topic within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
2015 Results
Regions reported net income available to common shareholders from continuing operations of $1.0 billion, or $0.76 per diluted share, in 2015 compared to net income available to common shareholders from continuing operations of $1.1 billion, or $0.78 per diluted share, in 2014.
Net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $3.4 billion in 2015 compared to $3.3 billion in 2014. The net interest margin (taxable-equivalent basis) was 3.13 percent in 2015, reflecting an 8 basis point decrease from 2014 primarily due to decreases in yields on earning assets exceeding the decline in funding costs.
The provision for loan losses totaled $241 million in 2015 compared to $69 million in 2014. The increase in the provision for loan losses was primarily due to an increase in criticized and classified commercial loans in 2015 compared to 2014. The increase in the criticized and classified loans was isolated primarily to a small number of larger loans within the energy portfolio. Net charge-offs were 0.30 percent of average loans in 2015, compared to 0.40 percent in 2014.
Non-interest income from continuing operations was $2.1 billion in 2015 compared to $1.9 billion in 2014. The increase from the prior year was driven primarily by $91 million of insurance proceeds recognized in 2015 related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit. Capital markets fee income and other, as well as card and ATM fees also increased in 2015 compared to 2014. These increases more than offset a decline in service charges on deposit accounts year-over-year. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Non-interest expenses from continuing operations were $3.6 billion in 2015 compared to $3.4 billion in 2014. The increase from the prior year was driven by the following: $73 million increase in salaries and employee benefits primarily due to increases in base salaries; $56 million related to branch consolidation, property and equipment charges; $23 million of FDIC insurance assessment adjustments to prior assessments recorded in the third quarter of 2015; $43 million in early extinguishment of debt charges; and $48 million in net legal and regulatory charges related to previously disclosed matters. The 2014 period included $16 million in charges related to announced branch consolidations, $35 million in gains related to the subsequent sale of modified residential first mortgage loans transferred to held for sale in late 2013, and $100 million in legal and regulatory charges related to previously disclosed matters. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
A discussion of activity within discontinued operations is included at the end of "Operating Results" in the Management’s Discussion and Analysis section of this report.
For more information, refer to the following additional sections within this Form 10-K:

•	"Operating Results" section of MD&A
Capital
Capital Actions
As part of its 2015 CCAR submission, Regions' proposed capital plans included increasing its quarterly common stock dividend from $0.05 per share to $0.06 per share and the execution of up to $875 million in common share repurchases. The 2015 capital plans run from the second quarter of 2015 through the second quarter of 2016. The Federal Reserve did not object to these plans.
Regions' Board declared the higher common stock dividend each quarter in 2015 beginning with the second quarter. Management expects to continue to evaluate the amount of the common stock dividend with the Board and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
Regions’ Board also approved the share repurchase plan. The share repurchase authority granted by the Board was available at the beginning of the second quarter of 2015 and will continue through the second quarter of 2016. As of December 31, 2015,

Regions had repurchased approximately 52 million shares of common stock at a total cost of approximately $520 million under this plan. The Company continued to repurchase shares under this plan into the first quarter of 2016. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
For more information refer to the following additional sections within this Form 10-K:

•	“Stockholders’ Equity” discussion in MD&A

•	Note 15 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with applicable capital adequacy standards established by the Federal Reserve. In 2013, the Federal Reserve published the final Basel III Rules establishing an updated comprehensive capital framework for U.S. banking organizations. The Basel III Rules substantially revised the regulatory capital requirements applicable to BHCs and depository institutions, including Regions and Regions Bank. The Basel III Rules were effective for Regions and Regions Bank beginning January 1, 2015 (subject to a phase-in period), and maintained the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2015, Regions’ Basel III Tier 1 capital and Total capital ratios were estimated to be 11.65% and 13.88%, respectively.
The Basel III Rules also officially defined “Common Equity Tier 1” (“CET1”). When fully phased in on January 1, 2019, the minimum ratio of CET1 to risk-weighted assets will be at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation). Regions' Basel III CET1 ratio at December 31, 2015 on a transitional basis was 10.93%. Regions’ understanding of the framework is evolving and will likely change as analysis and discussions with regulators continue. Based on its current understanding, Regions estimates its fully phased-in CET1 ratio (non-GAAP) at December 31, 2015 to be 10.69%.
For more information refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	Table 2 - “GAAP to Non-GAAP reconciliation” in MD&A

•	"Regulatory Requirements" section of MD&A

•	Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements
Loan Portfolio and Credit
The Company grew total loans during 2015 by $3.9 billion or 5 percent compared to year-end 2014. Loan growth was led by the commercial and industrial portfolio which increased $3.1 billion in 2015 and the residential mortgage portfolio which grew $496 million in 2015. The Company had growth in all of its portfolios excluding owner-occupied commercial real estate and commercial investor real estate. The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. Customers benefitted from steady improvement in overall economic conditions in 2015, particularly low interest rates and sharp declines in retail gasoline prices. These factors generated excess cash that has been used to support spending in other areas including paying down debt and increasing savings. Labor market and housing market conditions continued to improve at a steady but somewhat slow pace over the course of 2015. Overall, the rate of economic growth in 2016 is expected to remain in line with the modest trend rate of growth that has prevailed since the end of the 2007-2009 recession, while acknowledging headwinds in the non-auto manufacturing and energy sectors.
During the fourth quarter of 2015, the Company corrected the accounting for certain leases, for which Regions is the lessor. These leases had been previously classified as capital leases within total loans, but were subsequently determined to be operating leases and therefore were reclassified to other earning assets. These leases totaled approximately $834 million at December 31, 2015. The cumulative effect on pre-tax income lowered net interest income and other financing income $15 million. Management’s expectation for 2016 average loan growth, excluding the lease reclassification, is in the 3 percent to 5 percent range.
Net charge-offs totaled $238 million, or 0.30 percent of average loans, in 2015, compared to $307 million, or 0.40 percent in 2014. Net charge-offs increased within commercial and industrial and indirect-vehicles, but were lower across most other loan categories when comparing 2015 to the prior year. Other credit metrics, including non-accrual loans, past due loans, and troubled debt restructurings showed continued improvement in 2015 compared to 2014. However, criticized and classified commercial loans increased to $3.4 billion at December 31, 2015 from $2.7 billion at December 31, 2014. The increase in criticized and classified loans was primarily due to weakening in a small number of larger loans primarily within the energy portfolio. The allowance for loan losses at December 31, 2015 was 1.36 percent of total loans, net of unearned income, compared to 1.43 percent at December 31, 2014. The coverage ratio of allowance for loan losses to non-performing loans was 1.41x at December 31, 2015 compared to 1.33x at December 31, 2014.

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
Net Interest Income and Other Financing Income, Margin and Interest Rate Risk
In 2015, the net interest margin decreased 8 basis points to 3.13 percent, largely due to a 13 basis points decline in yield on earning assets only partially offset by a 5 basis points decline on funding costs. Taxable-equivalent net interest income and other financing income increased $39 million in 2015, due primarily to a decline in both the volume of and rates paid on interest-bearing liabilities. This benefit was partially offset by a modest decline in interest income earned on approximately $3.8 billion of increased earning assets originated at lower interest rates. Despite the continued improvements in both cost and mix of interest-bearing liabilities, net interest income and other financing income and the resulting net interest margin continue to be pressured by a sustained low interest rate environment.
The Company expects to increase net interest income and other financing income in the range of 2 percent to 4 percent in 2016, commensurate with average loan growth in the 3 percent to 5 percent range. The high end of the range assumes an interest rate scenario equal to the market forward interest rates as of November 6, 2015, while the low end of the range assumes interest rates remain relatively unchanged from current low levels. However, new information learned after the November 6, 2015 estimation date increases the risk to the Company that it can achieve the high end of the target range. The new information includes legislation signed into law setting the dividend paid to Regions on Federal Reserve stock at the 10-year U.S. Treasury rate. Based on that rate at December 31, 2015, the reduction in the dividend paid to Regions is estimated to be approximately $18 million annually.
For more information, refer to the following additional sections within this Form 10-K:

•	“Net Interest Income and Other Financing Income and Margin” discussion within the “Operating Results” section of MD&A

•	“Interest Rate Risk” discussion within “Risk Management” section of MD&A
Liquidity
At the end of 2015, Regions Bank had over $3.9 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 83 percent. Cash and cash equivalents at the parent company totaled $759 million. Regions' liquidity policy related to minimum holding company cash requirements requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million.
At December 31, 2015, the Company’s borrowing capacity with the Federal Reserve was $21.5 billion based on available collateral. Borrowing availability with the Federal Home Loan Bank was $5.8 billion based on available collateral at the same date. The Company has approximately $11.7 billion of unencumbered liquid securities available for pledging. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has approved a bank note program which would allow Regions Bank to issue up to $5 billion in aggregate principal amount of bank notes outstanding at any one time. As of December 31, 2015, no issues have been made under this program.
In 2014, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved a final rule implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. In January 2016, the minimum phased-in LCR requirement will be 90 percent, followed by 100 percent in January 2017. The regulatory agencies have released an NPR that would require public disclosures of certain LCR measures beginning in 2018. The comment period for this NPR ends in February 2016. At December 31, 2015, the Company was fully compliant with the LCR requirement.

For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	“Short-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Long-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Regulatory Requirements” section of MD&A

•	“Liquidity Risk” discussion within the “Risk Management” section of MD&A

•	Note 12 “Short-Term Borrowings” to the consolidated financial statements

•	Note 13 “Long-Term Borrowings” to the consolidated financial statements
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2015, 2014 and 2013; in addition, financial information for prior years will also be presented when appropriate.
Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 2 "Variable Interest Entities" to the consolidated financial statements for further details. Certain other amounts in prior year presentations have also been reclassified to conform to the current year presentation, except as otherwise noted.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and other financing income as well as non-interest income sources. Net interest income and other financing income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income and other financing income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Net interest income and other financing income also includes rental income and depreciation expense associated with operating leases for which Regions is the lessor. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, insurance activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments and other operating expenses, as well as income taxes.
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
Recent Acquisitions
On October 23, 2015, Regions announced the acquisition of BlackArch Partners, a private, middle-market mergers and acquisitions advisory firm headquartered in Charlotte, North Carolina. BlackArch Partners will maintain its name, leadership and headquarters in Charlotte and will operate as a Regions' subsidiary reporting through the Corporate Bank.
On August 3, 2015, Regions announced the acquisition of The A.I. Group, Inc. The A.I. Group, Inc. has offices in greater Atlanta and Athens, Georgia and provides employee benefits consulting and insurance brokerage services focusing on mid-sized and large employers throughout the U.S.
Dispositions
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. They are now included in the Wealth Management segment.
Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. Other expenses related to the transaction are also included in discontinued operations. Refer to Note 3 “Discontinued Operations” and Note 24 “Commitments, Contingencies, and Guarantees” to the consolidated financial statements for further details.

Business Segments
Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance and other specialty financing. Regions carries out its strategies and derives its profitability from three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. During the fourth quarter of 2014, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Previously, Regions’ three operating segments were Business Services, Consumer Services, and Wealth Management. Under the organizational realignment, Regions has created a Consumer Bank, which consists principally of the previous Consumer Services segment with businesses that serve retail and small business banking customers, and a Corporate Bank, which consists principally of the previous Business Services segment with businesses that serve middle-market and large commercial clients. Previously, small business banking was included within Business Services, but is now included in the Consumer Bank as its product set is more consistent with those offered in that segment. The Wealth Management segment remained unchanged during the reorganization. Segment results for all periods presented were recast in 2014 to reflect this organizational realignment.
See Note 23 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2015	2014	2013	2012	2011
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income, including other financing income	$3,603	$3,589	$3,647	$3,904	$4,252
Interest expense and depreciation expense on operating lease assets	296	309	384	603	842
Net interest income and other financing income	3,307	3,280	3,263	3,301	3,410
Provision for loan losses	241	69	138	213	1,530
Net interest income and other financing income after provision for loan losses	3,066	3,211	3,125	3,088	1,880
Non-interest income	2,071	1,903	2,096	2,201	2,226
Non-interest expense	3,607	3,432	3,556	3,526	3,862
Income from continuing operations before income taxes	1,530	1,682	1,665	1,763	244
Income tax expense	455	548	561	583	72
Income from continuing operations	1,075	1,134	1,104	1,180	172
Income (loss) from discontinued operations before income taxes	(22)	21	(24)	(99)	(408)
Income tax expense (benefit)	(9)	8	(11)	(40)	(4)
Income (loss) from discontinued operations, net of tax	(13)	13	(13)	(59)	(404)
Net income (loss)	$1,062	$1,147	$1,091	$1,121	$(232)
Net income (loss) from continuing operations available to common shareholders	$1,011	$1,082	$1,072	$1,051	$(42)
Net income (loss) available to common shareholders	$998	$1,095	$1,059	$992	$(446)
Earnings (loss) per common share from continuing operations – basic	$0.76	$0.79	$0.77	$0.76	$(0.03)
Earnings (loss) per common share from continuing operations – diluted	0.76	0.78	0.76	0.76	(0.03)
Earnings (loss) per common share – basic	0.75	0.80	0.76	0.72	(0.35)
Earnings (loss) per common share – diluted	0.75	0.79	0.75	0.72	(0.35)
Return on average tangible common stockholders’ equity (non-GAAP)(1)	8.96%	10.00%	10.59%	10.79%	(5.78)%
Return on average assets from continuing operations (GAAP)	0.83	0.91	0.91	0.86	(0.03)
BALANCE SHEET SUMMARY
At year-end—Consolidated
Loans, net of unearned income	$81,162	$77,307	$74,609	$73,995	$77,594
Allowance for loan losses	(1,106)	(1,103)	(1,341)	(1,919)	(2,745)
Assets	126,050	119,563	117,288	121,270	126,972
Deposits	98,430	94,200	92,453	95,474	95,627
Long-term debt	8,349	3,462	4,830	5,861	8,110
Stockholders’ equity	16,844	16,873	15,660	15,422	16,421
Average balances—Continuing Operations
Loans, net of unearned income	$79,634	$76,253	$74,924	$76,035	$80,673
Assets	122,265	118,352	117,712	122,105	126,649
Deposits	96,890	93,481	92,646	95,330	95,671
Long-term debt	5,046	4,057	5,206	6,694	11,240
Stockholders’ equity	16,922	16,609	15,409	14,957	15,280
SELECTED RATIOS
Allowance for loan losses as a percentage of loans, net of unearned income	1.36%	1.43%	1.80%	2.59%	3.54%
Basel I Tier 1 common regulatory capital (non-GAAP) (3)	N/A	11.65	11.21	10.84	8.51
Basel III common equity Tier 1 ratio (2)	10.93	N/A	N/A	N/A	N/A
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP) (1)(2)(3)	10.69	11.00	10.58	8.87	N/A
Tier 1 capital (2)(3)(4)	11.65	12.54	11.68	12.00	13.28
Total capital (2)(3)(4)	13.88	15.26	14.73	15.38	16.99
Leverage capital (2)(3)(4)	10.25	10.86	10.03	9.65	9.91
Tangible common stockholders’ equity to tangible assets (non-GAAP) (1)	9.13	9.66	9.15	8.57	6.51
Adjusted efficiency ratio (non-GAAP) (1)	64.87	64.45	64.46	63.21	63.57

	2015	2014	2013	2012	2011
	(In millions, except per share data)
COMMON STOCK DATA
Cash dividends declared per common share	$0.23	$0.18	$0.10	$0.04	$0.04
Common equity book value per share	12.35	11.81	11.04	10.57	10.33
Tangible common book value per share (non-GAAP)(1)	8.52	8.18	7.47	7.05	6.31
Market value at year-end	9.60	10.56	9.89	7.13	4.30
Market price range: (5)
High	10.87	11.54	10.52	7.73	8.09
Low	8.54	8.85	7.13	4.21	2.82
Total trading volume	4,243	3,689	3,962	5,282	5,204
Dividend payout ratio	30.76%	22.80%	13.31%	5.59%	NM
Stockholders of record at year-end (actual)	51,270	57,529	63,815	67,574	73,659
Weighted-average number of common shares outstanding
Basic	1,325	1,375	1,395	1,381	1,258
Diluted	1,334	1,387	1,410	1,387	1,258
________
NM—Not meaningful

(1)	See Table 2 for GAAP to non-GAAP reconciliations.

(2)	Current year Basel III common equity Tier 1, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

(3)
Regions' regulatory capital ratios for years prior to 2015 have not been revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects.

(4)
Beginning in 2015, Regions' regulatory capital ratios are calculated pursuant to the phase-in provisions of the Basel III Rules. All prior period ratios were calculated pursuant to the Basel I capital rules.

(5)	High and low market prices are based on intraday sales prices.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted fee income ratio”, “adjusted efficiency ratio”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue on a taxable-equivalent basis. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income and other financing income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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
The Basel Committee's Basel III framework will strengthen international capital and liquidity regulations. When fully phased in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the Basel III rules place greater emphasis on common equity. The Federal Reserve released its final Basel III Rules detailing the U.S. implementation of Basel III in 2013. Regions, as a standardized approach bank, began transitioning to the Basel III framework in January 2015 subject to a phase-in period extending through January 2019. Because the Basel III implementation regulations will not be fully phased in until 2019 and, are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures. Since analysts and banking regulators may assess Regions’ capital adequacy using the fully phased-in Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.
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

Table 2—GAAP to Non-GAAP Reconciliation

		Year Ended December 31
		2015	2014	2013	2012	2011
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$1,062	$1,147	$1,091	$1,121	$(232)
Preferred dividends and accretion (GAAP)		(64)	(52)	(32)	(129)	(214)
Net income (loss) available to common shareholders (GAAP)	A	$998	$1,095	$1,059	$992	$(446)
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$3,607	$3,432	$3,556	$3,526	$3,862
Significant items:
Professional, legal and regulatory expenses (1)(2)		(48)	(93)	(58)	—	—
Branch consolidation, property and equipment charges		(56)	(16)	(5)	—	(75)
Goodwill impairment		—	—	—	—	(253)
Securities impairment, net		—	—	—	(2)	(2)
Loss on early extinguishment of debt		(43)	—	(61)	(11)	—
Salary and employee benefits—severance charges		(6)	—	—	—	—
Gain on sale of TDRs held for sale, net		—	35	—	—	—
REIT investment early termination costs (3)		—	—	—	(42)	—
Adjusted non-interest expense (non-GAAP)	B	$3,454	$3,358	$3,432	$3,471	$3,532
Net interest income and other financing income (GAAP)		$3,307	$3,280	$3,263	$3,301	$3,410
Taxable-equivalent adjustment		75	63	54	50	35
Net interest income and other financing income, taxable-equivalent basis	C	3,382	3,343	3,317	3,351	3,445
Non-interest income from continuing operations (GAAP)		2,071	1,903	2,096	2,201	2,226
Significant items:
Securities gains, net		(29)	(27)	(26)	(48)	(112)
Insurance proceeds (4)		(91)	—	—	—	—
Leveraged lease termination gains, net		(8)	(10)	(39)	(14)	(8)
Loss on sale of mortgage loans		—	—	—	—	3
Gain on sale of other assets (5)		—	—	(24)	—	—
Adjusted non-interest income (non-GAAP)	D	1,943	1,866	2,007	2,139	2,109
Adjusted total revenue, taxable equivalent adjustment (non-GAAP)	C+D=E	$5,325	$5,209	$5,324	$5,490	$5,554
Adjusted efficiency ratio (non-GAAP)	B/E	64.87%	64.45%	64.46%	63.21%	63.57%
Adjusted fee income ratio (non-GAAP)	D/E	36.50%	35.83%	37.70%	38.97%	37.97%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,916	$16,620	$15,411	$15,168	$16,857
Less: Average intangible assets (GAAP)		5,099	5,103	5,136	5,210	5,965
Average deferred tax liability related to intangibles (GAAP)		(170)	(182)	(188)	(195)	(220)
Average preferred stock (GAAP)		848	754	464	960	3,398
Average tangible common stockholders’ equity (non-GAAP)	F	$11,139	$10,945	$9,999	$9,193	$7,714
Return on average tangible common stockholders’ equity (non-GAAP)	A/F	8.96%	10.00%	10.59%	10.79%	(5.78)%

		Year Ended December 31
		2015	2014	2013	2012	2011
		(Dollars in millions, except share data)
TANGIBLE COMMON RATIOS-CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,844	$16,873	$15,660	$15,422	$16,421
Less: Ending intangible assets (GAAP)		5,137	5,091	5,111	5,161	5,265
Ending deferred tax liability related to intangibles (GAAP)		(165)	(172)	(188)	(191)	(200)
Ending preferred stock (GAAP)		820	884	450	482	3,419
Ending tangible common stockholders’ equity (non-GAAP)	G	$11,052	$11,070	$10,287	$9,970	$7,937
Ending total assets (GAAP)		$126,050	$119,563	$117,288	$121,270	$126,972
Less: Ending intangible assets (GAAP)		5,137	5,091	5,111	5,161	5,265
Ending deferred tax liability related to intangibles (GAAP)		(165)	(172)	(188)	(191)	(200)
Ending tangible assets (non-GAAP)	H	$121,078	$114,644	$112,365	$116,300	$121,907
End of period shares outstanding	I	1,297	1,354	1,378	1,413	1,259
Tangible common stockholders’ equity to tangible assets (non-GAAP)	G/H	9.13%	9.66%	9.15%	8.57%	6.51%
Tangible common book value per share (non-GAAP)	G/I	$8.52	$8.18	$7.47	$7.05	$6.31
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (6)
Stockholders’ equity (GAAP)		$16,844
Non-qualifying goodwill and intangibles		(4,958)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		286
Preferred stock (GAAP)		(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (Non-GAAP)	J	$11,352
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP)(7)	K	$106,188
Basel III common equity Tier 1—Fully Phased-In Pro-Forma ratio (non-GAAP)	J/K	10.69%
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
(4) Insurance proceeds recognized in 2015 are related to the settlement of the previously disclosed 2010 class-action lawsuit.
(5) In the third quarter of 2013, Regions recorded a $24 million gain on sale of a non-core portion of a Wealth Management business.
(6) The 2015 amounts and the resulting ratio are estimated. Regulatory capital measures for periods prior to 2015 were not revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects. As a result, those calculations are not included in the table.
(7) Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on our understanding of the requirements.

CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the U.S. and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, fair value measurements, intangible assets (goodwill and other identifiable intangible assets), residential MSRs and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.
Allowance for Credit Losses
The allowance for credit losses (“allowance”) consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end.
The allowance is sensitive to a variety of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings, as well as external factors, such as the general health of the economy, as evidenced by changes in real estate demand and values, interest rates, unemployment rates, bankruptcy filings, fluctuations in the GDP, commodity prices and the effects of weather and natural disasters such as droughts, floods and hurricanes. Management considers these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts.
Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual customer’s credit due to factors particular to that credit, such as competition, management or business performance. For non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, the allowance for loan losses is based on note-level evaluation considering the facts and circumstances specific to each borrower. For all other commercial and investor real estate loans, the allowance for loan losses is based on statistical models using a PD and an LGD. Historical default information for similar loans is used as an input for the statistical model. A 5 percent increase in the PD for non-defaulted commercial and investor real estate accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated inherent losses of approximately $55 million.
For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 5 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $11 million.
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
Fair Value Measurements
A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include trading account securities, securities available for sale, mortgage loans held for sale, residential MSRs and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and other identifiable intangible assets.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.9 billion and $4.8 billion at December 31, 2015 and 2014, respectively, and is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Refer to Note 23 “Business Segment Information” to the consolidated financial statements for discussion of Regions' reorganization of its management reporting structure during the fourth quarter of 2014 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach. Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion).
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
The estimated fair value of the reporting unit is determined using a blend of both income and market approaches. Within the income approach, which is the primary valuation approach, Regions utilizes the CAPM in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set specific to each reporting unit, and a market risk premium, all based on published data. To determine the estimated cost of equity for each reporting unit, a size premium is added (also based on a published source) as well as a company-specific risk premium for each reporting unit, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set. Regions evaluates the appropriateness of the inputs to the CAPM at each test date. Company specific factors considered during recent evaluation periods include positive results of operations, stable asset quality and strong capital and liquidity positions.
In estimating future cash flows, a balance sheet as of the test date and statements of income for the last twelve months of activity for each reporting unit is compiled. From that point, future balance sheets and statements of income are projected based on the inputs. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets. These internal forecasts range from 1 to 3 years and are based on inputs developed in the Company’s internal strategic planning processes.
Regions uses the GCM and the GTM as its market approaches. The GCM applies a value multiplier derived from each reporting unit’s peer group to a financial metric and an implied control premium to the respective reporting units. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The GTM applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit.
Refer to Note 10 “Intangible Assets” to the consolidated financial statements for further discussion of these approaches and related assumptions. The fair values of assets and liabilities in Step Two, if applicable, are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.

The results of the calculations for the fourth quarter of 2015 indicated that the estimated fair values of the Corporate Bank, Consumer Bank and Wealth Management reporting units were $9.1 billion, $7.9 billion and $2.1 billion, respectively, which were greater than their carrying amounts of $8.1 billion, $6.8 billion and $1.2 billion, respectively. Therefore, the goodwill of each reporting unit was considered not impaired as of the testing date, and Step Two of the goodwill impairment test was not required. Refer to Note 10 “Intangible Assets” to the consolidated financial statements for the key assumptions used in estimating the fair value of each reporting unit as of fourth quarter 2015 and fourth quarter 2014.
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a protraction in the current low level of interest rates significantly beyond 2016.
For sensitivity analysis, a discount rate of 12.0 percent for the Corporate Bank and Consumer Bank reporting units and 13.0 percent for the Wealth Management reporting unit would result in estimated fair values of equity of $8.3 billion, $7.2 billion, and $1.9 billion, respectively. All three reporting units' estimated fair value would continue to exceed the book value by approximately $167 million, $431 million, and $679 million, respectively, and would not require Step Two procedures. This assumes all other assumptions would remain unchanged in the fourth quarter of 2015 calculation.
If the prior year inputs for GCM and GTM had remained the same for the fourth quarter of 2015, the estimated fair value would continue to exceed book value for the Corporate Bank, Consumer Bank, and Wealth Management reporting units by approximately $667 million, $730 million, and $880 million, respectively. This assumes all other assumptions would remain unchanged in the fourth quarter of 2015 calculation.
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
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $252 million at December 31, 2015. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2015 fair value of residential MSRs by approximately 5 percent ($13 million) and 11 percent ($27 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2015 fair value of residential MSRs by approximately 5 percent ($12 million) and 9 percent ($23 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 17 percent, would result in a decline in the value of the residential MSRs by approximately $8 million.
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
OPERATING RESULTS
NET INTEREST INCOME AND OTHER FINANCING INCOME AND MARGIN
Net interest income and other financing income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income and other financing income (taxable-equivalent basis) increased approximately $39 million, or 1 percent in 2015 from 2014, driven primarily by loan growth, balance sheet management strategies, and modest reductions in liability costs. The net interest margin decreased to 3.13 percent in 2015 from 3.21 percent in 2014, due to a decrease in yields on earning assets exceeding the decline in total funding costs during 2015, coupled with increases in high quality liquid asset balances.
Comparing 2015 to 2014, average earning asset yields were lower, decreasing 13 basis points. However, interest-bearing liability rates were also lower, declining by 6 basis points. As a result, the net interest rate spread decreased 7 basis points to 2.99 percent in 2015 compared to 3.06 percent in 2014.
An accommodative monetary policy stance pursued by the Federal Reserve for the majority of 2015, as well as the modest pace of economic recovery resulted in continued low levels of both long and short-term interest rates in 2015, both of which have influence on net interest margin and net interest income and other financing income. Long-term interest rates are generally represented by the yield on the benchmark 10-year U.S. Treasury note. The 10-year U.S. Treasury note was 2.12 percent at the beginning of 2015 and ended the year at 2.27 percent. The average yield on the benchmark 10-year U.S. Treasury note decreased to 2.14 percent in 2015 compared to 2.54 percent in 2014. Earning asset yields on fixed-rate loans and securities remained under pressure by the continuation of historically low long-term interest rates. One way in which long-term interest rates affect asset yields is through their influence on prepayment activity. Low levels of long-term interest rates generate higher levels of prepayments, particularly within fixed-rate loan and securities portfolios, which has resulted in the replacement of these assets at lower rates of interest. Additionally, the Federal Reserve's Large-Scale Asset Purchase program along with other government programs such as HARP have influenced levels of interest rates and prepayments among loans and securities in a similar fashion. As a result of lower interest rates, lower reinvestment yields and prepayments, the taxable investment securities portfolio, which contains significant residential fixed-rate exposure, decreased in yield to 2.34 percent in 2015 from 2.47 percent in 2014. The Company's loan pricing is also influenced by short-term interest rates such as the 30-day LIBOR, which on average was 20 basis points in 2015, compared to 16 basis points in 2014, and therefore had minimal impact on changes in the net interest margin.
The negative impact of low, long-term interest rates on earning asset yields was somewhat offset by improvements in liability costs in 2015. The rates that most directly influence deposits costs (such as the Federal Reserve’s Rate of Interest on Excess Reserves and the Prime rate) remained low throughout 2015, even with the 0.25 percent increase in rates during the fourth quarter. With this, deposit costs remained at the historical low level of 11 basis points for both 2015 and 2014. The improvement in funding costs was primarily due to changes in long-term borrowings. Average long-term borrowings increased to $5.0 billion in 2015 as compared to $4.1 billion in 2014, but the cost on these borrowings decreased 184 basis points. See the "Long-Term Borrowings" section in Management's Discussion and Analysis and Note 13 "Long-Term Borrowings" to the consolidated financial statements for additional information.

See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.
Management expects to increase net interest income and other financing income in the range of 2 percent to 4 percent in 2016, commensurate with average loan growth in the 3 percent to 5 percent range. The high end of the range assumes an interest rate scenario equal to the market forward interest rates as of November 6, 2015, while the low end of the range assumes interest rates remaining relatively unchanged from current low levels. However, new information learned after the November 6, 2015 estimation date increases the risk to the Company that it can achieve the high end of the target range. The new information includes legislation signed into law setting the dividend paid to Regions on Federal Reserve stock at the 10-year U.S. Treasury rate. Based on that rate at December 31, 2015, the reduction in the dividend paid to Regions is estimated to be approximately $18 million annually.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations” presents a detail of net interest income and other financing income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Year Ended December 31
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$9	$—	—%	$12	$—	—%	$—	$—	—%
Trading account securities	117	5	4.49	107	3	2.92	114	3	2.24
Securities:
Taxable (1)	24,130	564	2.34	23,637	584	2.47	24,795	572	2.31
Tax-exempt	1	—	—	3	—	—	6	—	—
Loans held for sale	442	16	3.65	564	22	3.89	864	29	3.41
Loans, net of unearned income (2)(3)(4)	79,634	3,017	3.79	76,253	3,004	3.94	74,924	3,059	4.08
Investment in operating leases, net (2)	214	5	2.60	—	—	—	—	—	—
Other earning assets (1)(5)	3,324	43	1.28	3,521	39	1.11	3,004	38	1.27
Total earning assets	107,871	3,650	3.38	104,097	3,652	3.51	103,707	3,701	3.57
Allowance for loan losses	(1,106)			(1,235)			(1,680)
Cash and due from banks	1,702			1,793			1,775
Other non-earning assets	13,798			13,697			13,910
	$122,265			$118,352			$117,712
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,119	9	0.13	$6,596	8	0.12	$6,226	6	0.10
Interest-bearing checking	21,324	18	0.08	20,804	19	0.09	19,873	19	0.10
Money market	26,573	28	0.10	26,006	29	0.11	25,768	35	0.13
Time deposits	8,167	54	0.66	9,003	49	0.55	11,148	75	0.67
Total interest-bearing deposits (6)	63,183	109	0.17	62,409	105	0.17	63,015	135	0.21
Federal funds purchased and securities sold under agreements to repurchase	588	—	—	1,944	2	0.08	2,020	2	0.08
Other short-term borrowings	338	1	0.20	55	—	—	219	—	—
Long-term borrowings	5,046	158	3.14	4,057	202	4.98	5,206	247	4.75
Total interest-bearing liabilities	69,155	268	0.39	68,465	309	0.45	70,460	384	0.54
Non-interest-bearing deposits (6)	33,707	—	—	31,072	—	—	29,631	—	—
Total funding sources	102,862	268	0.26	99,537	309	0.31	100,091	384	0.38
Net interest spread			2.99			3.06			3.03
Other liabilities	2,481			2,206			2,212
Stockholders’ equity (5)	16,922			16,609			15,409
	$122,265			$118,352			$117,712
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (7)		$3,382	3.13%		$3,343	3.21%		$3,317	3.20%

_______

(1)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

(2)
During the fourth quarter of 2015, Regions corrected the accounting for approximately $214 million of year-to-date average balances of leases, for which Regions is the lessor. These leases had been previously classified as capital leases but were subsequently determined to be operating leases.

(3)	Loans, net of unearned income include non-accrual loans for all periods presented.

(4)	Interest income includes net loan fees of $58 million, $78 million and $75 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(5)
In the first quarter of 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised.

(6)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11%, 0.11% and 0.15% for the years ended December 31, 2015, 2014 and 2013, respectively.

(7)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4—Volume and Yield/Rate Variances from Continuing Operations
Table 4 “Volume and Yield/Rate Variances from Continuing Operations” provides additional information with which to analyze the changes in net interest income and other financing income.

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income including other financing income on:
Trading account securities	$—	$2	$2	$—	$—	$—
Securities-taxable	12	(32)	(20)	(27)	39	12
Loans held for sale	(4)	(2)	(6)	(11)	4	(7)
Loans, including fees	130	(117)	13	54	(109)	(55)
Investment in operating leases, net	5	—	5	—	—	—
Other earning assets	(2)	6	4	6	(5)	1
Total earning assets	141	(143)	(2)	22	(71)	(49)
Interest expense on:
Savings	1	—	1	—	2	2
Interest-bearing checking	—	(1)	(1)	1	(1)	—
Money market	1	(2)	(1)	—	(6)	(6)
Time deposits	(5)	10	5	(13)	(13)	(26)
Total interest-bearing deposits	(3)	7	4	(12)	(18)	(30)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(1)	(2)	—	—	—
Other short-term borrowings	—	1	1	—	—	—
Long-term borrowings	42	(86)	(44)	(57)	12	(45)
Total interest-bearing liabilities	38	(79)	(41)	(69)	(6)	(75)
Increase (decrease) in net interest income and other financing income	$103	$(64)	$39	$91	$(65)	$26
______
Notes:

•
The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.

•
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

•
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. Current and prior period amounts have been reclassified to conform to current period classification.

•
In the first quarter of 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised.

The mix of earning assets can also affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans remained depressed in 2015 primarily due to the low interest rate environment. Average earning assets in 2015 totaled $107.9 billion, an increase of $3.8 billion as compared to the prior year.
Average loans as a percentage of average earning assets were 74 percent in 2015 and 73 percent in 2014. The remaining categories of earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations”. The proportion of average earning assets to average total assets, which was 88 percent in both 2015 and 2014, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 64 percent in 2015 and 66 percent in 2014.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. During 2015, the provision for loan losses totaled $241 million and net charge-offs were $238 million. This compares to a provision for loan losses of $69 million and net charge-offs of $307 million in 2014. The increase in the provision for loan losses reflects loan growth, increased reserves for energy related loans and the results of the Shared National Credit industry-wide examination.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
NON-INTEREST INCOME
Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31			Change 2015 vs. 2014
	2015	2014	2013	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$662	$695	$734	$(33)	(4.7)%
Card and ATM fees	364	334	319	30	9.0%
Investment management and trust fee income	202	193	196	9	4.7%
Mortgage income	162	149	236	13	8.7%
Insurance commissions and fees	140	124	114	16	12.9%
Capital markets fee income and other	104	73	87	31	42.5%
Insurance proceeds	91	—	—	91	NM
Commercial credit fee income	76	61	65	15	24.6%
Bank-owned life insurance	74	85	82	(11)	(12.9)%
Investment services fee income	55	43	34	12	27.9%
Securities gains, net	29	27	26	2	7.4%
Net revenue from affordable housing	24	16	28	8	50.0%
Leveraged lease termination gains, net	8	10	39	(2)	(20.0)%
Gain on sale of other assets	—	—	24	—	NM
Other miscellaneous income	80	93	112	(13)	(14.0)%
	$2,071	$1,903	$2,096	$168	8.8%

Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees and other service charges. The decrease during 2015 compared to 2014 was primarily due to a $28 million reduction of fees resulting from a product discontinuation that concluded in the fourth quarter of 2014. Service charges were also impacted by posting order process changes for customer deposit accounts that were tested in select markets during the year and fully implemented in early November 2015, reducing service charges by approximately $10 million. The ongoing impact of this change is expected to be at the lower end of the previously disclosed range of $10 million to $15 million per quarter.

Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in 2015 compared to 2014 was a result of increased checking accounts, as well as increased transactions driven in part by the continued migration of transactions from cash and checks to cards. Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.
Investment Management and Trust Fee Income
Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions.  The increase in investment management and trust fees during 2015 compared to 2014 was driven primarily by stronger organic growth.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income during 2015 compared to 2014 was primarily driven by higher mortgage production and related secondary marketing gains, which was partially offset by a modest decrease in loan servicing income.
Insurance Commissions and Fees
Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. The increase in 2015 compared to 2014 was partially due to the third quarter of 2015 acquisition of an insurance team from Atlanta, Georgia that specializes in group employee benefits.
Capital Markets Fee Income and Other
Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives and advisory services. Beginning in the fourth quarter of 2015, this category also includes revenue derived from the purchase of BlackArch Partners, a private, middle-market mergers and acquisitions advisory firm headquartered in Charlotte, North Carolina. The increase in 2015 compared to 2014 was primarily due to increased loan syndication fees, securities underwriting and placement fees, and mergers and acquisitions advisory fees which the Company began recognizing in 2015.
Insurance Proceeds
Insurance proceeds recognized in 2015 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Commercial Credit Fee Income
Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. The increase in 2015 compared to 2014 included the reclassification of unused commitment fees from interest income starting in the second quarter of 2015. Prior period amounts remain in interest income.
Bank-owned Life Insurance
Bank-owned life insurance declined in 2015 compared to 2014 primarily due to lower crediting rates.
Investment Services Fee Income
Investment services fee income represents income earned through investment advisory services. Primary revenue streams include sales of annuity and brokerage products. The increase in investment services fee income during 2015 compared to 2014 was primarily driven by an increase in sales resulting from an increased number of licensed agents and financial consultants.
Securities Gains, Net
Net securities gains result from the Company's asset/liability management process. See Note 4 "Securities" to the consolidated financial statements for more information.
Other Miscellaneous Income
Other miscellaneous income includes fees from safe deposit boxes, check fees and income from assets held for employee benefit purposes. The decrease in 2015 compared to 2014 was primarily due to lower commercial leasing residual gains and decreased asset values held for employee benefit purposes.

NON-INTEREST EXPENSE
Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31			Change 2015 vs. 2014
	2015	2014	2013	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,883	$1,810	$1,818	$73	4.0%
Net occupancy expense	361	368	365	(7)	(1.9)%
Furniture and equipment expense	303	287	280	16	5.6%
Outside services	149	131	106	18	13.7%
Professional, legal and regulatory expenses	137	235	190	(98)	(41.7)%
FDIC insurance assessments(1)	105	75	125	30	40.0%
Marketing	98	95	98	3	3.2%
Branch consolidation, property and equipment charges	56	16	5	40	250.0%
Credit/checkcard expenses	54	44	41	10	22.7%
Loss on early extinguishment of debt	43	—	61	43	NM
Gain on sale of TDRs held for sale, net	—	(35)	—	35	(100.0)%
Provision (credit) for unfunded credit losses	(13)	(13)	(5)	—	—%
Other miscellaneous expenses	431	419	472	12	2.9%
	$3,607	$3,432	$3,556	$175	5.1%
_____
NM - Not Meaningful

(1)	Prior to December 31, 2015, this was referred to as "deposit administrative fee".
Salaries and Employee Benefits
Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2015 compared to 2014 primarily due to increases in base salaries. Also contributing to the increase was higher pension, health insurance and severance expenses, as well as higher incentives concurrent with increased revenue. Headcount increased to 23,916 at December 31, 2015 from 23,723 at December 31, 2014.
On December 31, 2015, Regions changed the basis for determining the assumption used to estimate the service and interest components of net periodic pension costs from a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period, to a disaggregated approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.  Additionally, Regions separated the Regions Financial Corporation Retirement Plan into two plans, effective January 1, 2016. A new plan was created primarily for participants who were actively employed at January 1, 2016, and all other participants were retained in the existing plan.  Including the impact of these changes, Regions expects total net periodic pension costs to decrease by approximately $20 million to $25 million in 2016 compared to 2015. Refer to Note 18 "Employee Benefit Plans" to the consolidated financial statements for additional information.
Net Occupancy Expense
Net occupancy expense includes rent, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense was down modestly in 2015 compared to 2014.
Furniture and Equipment Expense
Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during 2015 compared to 2014 primarily driven by increased depreciation on new technology-related assets placed in service as well as higher maintenance and repairs during 2015.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during 2015 when compared to 2014 due to increases in certain fees paid in connection with revenue growth as well as increased servicing costs related to continued purchases of indirect loans from third parties.

Professional, Legal and Regulatory Expenses
Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during 2015 compared to 2014. Regions recorded $50 million and $100 million of contingent legal and regulatory accruals during the second quarter of 2015 and the fourth quarter of 2014, respectively, related to previously disclosed matters. The fourth quarter of 2014 accruals were settled in the second quarter of 2015 for $2 million less than originally estimated and a corresponding recovery was recognized. Excluding these items, professional, legal and regulatory expenses decreased $46 million during 2015 compared to 2014 primarily due to lower consulting fees and lower legal fees resulting from a declining case load as well as legal fee recoveries.
FDIC Insurance Assessments
FDIC insurance assessments (referred to as "deposit administrative fees" prior to December 31, 2015) increased during 2015 when compared to 2014 primarily due to a $23 million adjustment to prior assessments recorded in the third quarter of 2015 that exceeded the benefit of refunds of previously incurred fees recognized in prior quarters. The expected run rate for this expense is in the $22 million to $24 million range per quarter, excluding the impact of the recently proposed surcharge by the FDIC. The surcharge, if implemented as proposed, would increase the FDIC insurance assessments by approximately $5 million per quarter.
Branch Consolidation, Property and Equipment Charges
Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. In 2015, additional charges resulted from the transfer of land, previously held for future branch expansion, to held for sale based on changes in management's intent. As part of the Company's ongoing retail network strategy, management identified certain parcels of land that are no longer intended to be developed.
Credit/Checkcard Expenses
Credit/Checkcard expenses increased in 2015 when compared to 2014 primarily due to increases in transactions and fraud losses.
Loss on Early Extinguishment of Debt
During the first quarter of 2015, Regions redeemed approximately $250 million of its 7.50% subordinated notes, incurring a related early extinguishment charge.
Gain on Sale of TDRs Held for Sale, Net
During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million pre-tax net gain.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses increased during 2015 compared to 2014 primarily due to decreased gains on sales of non-performing loans held for sale.
INCOME TAXES
The Company’s income tax expense from continuing operations was $455 million and $548 million for 2015 and 2014, respectively, resulting in effective tax rates of 29.7 percent and 32.6 percent, respectively. Several items, although not individually significant, had an overall favorable impact on the effective tax rate in 2015 including: audit settlements reached with the IRS and certain state taxing authorities, a tax benefit related to state deferred taxes and lower pre-tax income.
The Company’s effective tax rate is affected by recurring items such tax benefits related to affordable housing investments, bank-owned life insurance and tax-exempt income. Bank-owned life insurance and tax-exempt income are expected to be generally consistent in the near term. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases. Accordingly, future period effective tax rates may not be comparable to the current period.
In the first quarter of 2015, the Company adopted new accounting guidance that allows companies with qualified affordable housing investments to apply a proportional amortization method that recognizes the cost of the investment as a component of income tax expense. This election resulted in an increase to income tax expense, and the resulting effective tax rate. Prior periods have been restated for this change. Refer to Note 2 “Variable Interest Entities” to the consolidated financial statements for additional information.

At December 31, 2015, the Company reported a net deferred tax asset of $254 million, compared to $368 million at December 31, 2014. The decrease in the net deferred tax asset was primarily due to a decrease related to employee benefits and accrued expenses, partially offset by an increase in unrealized losses related to securities available for sale.
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

•
History of earnings - In 2015, the Company has continued its positive earnings trend with positive earnings from 2012 through 2015. All federal net operating losses and federal tax credit carryforwards with expiration dates have been utilized. There is no history of significant tax carryforwards expiring unused.

•
Reversals of taxable temporary differences - The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $696 million of deferred tax assets.

•
Creation of future taxable income - The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences.

•	Ability to implement tax-planning strategies - The Company has the ability to implement tax planning strategies such as asset sales to maximize the realization of deferred tax assets.
Based on this evaluative process, the Company has established a valuation allowance in the amount of $29 million at December 31, 2015 and $32 million at December 31, 2014 because the Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be utilized.
See Note 1 “Summary of Significant Accounting Policies” and Note 20 “Income Taxes” to the consolidated financial statements for additional information about income taxes.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements. During 2015, the loss from discontinued operations was primarily the result of legal fees incurred during the year. During 2014, income from discontinued operations reflected further reductions in the indemnification liability based on updated assumptions, as well as insurance proceeds recognized.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
Cash and Cash Equivalents
At December 31, 2015, cash and cash equivalents totaled $5.3 billion as compared to $4.0 billion at December 31, 2014. The year-over-year increase was driven by an increase in interest-bearing deposits in other banks as a result of normal day-to-day operating variations, as well as the positioning of the Company's balance sheet related to the implementation of the liquidity coverage ratio. Refer to the "Regulatory Requirements" discussion later in this report for more information.
Securities
Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk.
The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices. The weighted-average yield earned on securities, less equities, was 2.49 percent in 2015 and 2.58 percent in 2014. Table 7 “Securities” details the carrying values of securities, including both available for sale and held to maturity.

Table 7—Securities

	2015	2014	2013
	(In millions)
U.S. Treasury securities	$229	$177	$57
Federal agency securities	558	573	425
Obligations of states and political subdivisions	1	2	5
Mortgage-backed securities:
Residential agency	17,491	17,665	17,474
Residential non-agency	5	8	9
Commercial agency	3,194	2,173	1,154
Commercial non-agency	1,231	1,494	1,211
Corporate and other debt securities	1,667	1,990	2,827
Equity securities	280	146	137
	$24,656	$24,228	$23,299
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. The securities at December 31, 2015 increased $428 million from year-end 2014 primarily due to additional portfolio purchases that were offset by changes in the fair value of the available for sale portfolio.
Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2015 was estimated to be 5.4 years, with a duration of approximately 3.8 years. These metrics compare with an estimated average life of 5.0 years, with a duration of approximately 3.4 years for the portfolio at December 31, 2014. Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.
Table 8—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing as of December 31, 2015
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities (1):
U.S. Treasury securities	$9	$164	$54	$2	$229
Federal agency securities	4	522	31	1	558
Obligations of states and political subdivisions	—	1	—	—	1
Mortgage-backed securities:
Residential agency	3	168	1,879	15,441	17,491
Residential non-agency	—	—	—	5	5
Commercial agency	—	443	2,292	459	3,194
Commercial non-agency	—	113	314	804	1,231
Corporate and other debt securities	54	463	889	261	1,667
	$70	$1,874	$5,459	$16,973	$24,376
Weighted-average yield (2)	1.73%	1.81%	2.50%	2.31%	2.49%
_________

(1)	Equity stock of other corporations held by Regions are not included in the table.

(2)
The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit. Average tax-exempt securities were maintained at such a small balance in 2015 that the taxable-equivalent adjustments for the calculation of yields amounted to zero for the year ended December 31, 2015. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 93 percent of the investment portfolio at December 31, 2015. All other securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 7 percent of total securities at year-end 2015.

Loans Held For Sale
At December 31, 2015, loans held for sale totaled $448 million, consisting of $354 million of residential real estate mortgage loans, $56 million of commercial mortgage loans and $38 million of non-performing loans. At December 31, 2014, loans held for sale totaled $541 million, consisting of $442 million of residential real estate mortgage loans, $61 million of commercial mortgage loans, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of the origination and sale to third parties.
Loans
GENERAL
Average loans, net of unearned income, represented 74 percent of average interest-earning assets for the year ended December 31, 2015, compared to 73 percent for the year ended December 31, 2014. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans).
Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class and Table 10 provides information on selected loan maturities.
Table 9—Loan Portfolio

	2015	2014	2013	2012	2011
	(In millions, net of unearned income)
Commercial and industrial	$35,821	$32,732	$29,413	$26,674	$24,522
Commercial real estate mortgage—owner-occupied	7,538	8,263	9,495	10,095	11,166
Commercial real estate construction—owner-occupied	423	407	310	302	337
Total commercial	43,782	41,402	39,218	37,071	36,025
Commercial investor real estate mortgage	4,255	4,680	5,318	6,808	9,702
Commercial investor real estate construction	2,692	2,133	1,432	914	1,025
Total investor real estate	6,947	6,813	6,750	7,722	10,727
Residential first mortgage	12,811	12,315	12,163	12,963	13,784
Home equity	10,978	10,932	11,294	11,800	13,021
Indirect—vehicles	3,984	3,642	3,075	2,336	1,848
Indirect—other consumer	545	206	198	197	191
Consumer credit card	1,075	1,009	948	906	987
Other consumer	1,040	988	963	1,000	1,011
Total consumer	30,433	29,092	28,641	29,202	30,842
	$81,162	$77,307	$74,609	$73,995	$77,594

Table 10—Selected Loan Maturities

	Loans Maturing as of December 31, 2015 (1)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (2)	$4,888	$24,064	$6,725	$35,677
Commercial real estate mortgage—owner-occupied	907	3,717	2,914	7,538
Commercial real estate construction—owner-occupied	37	112	274	423
Total commercial	5,832	27,893	9,913	43,638
Commercial investor real estate mortgage	1,480	2,460	315	4,255
Commercial investor real estate construction	675	1,984	33	2,692
Total investor real estate	2,155	4,444	348	6,947
	$7,987	$32,337	$10,261	$50,585

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$5,541	$26,796
Due after five years	6,890	3,371
	$12,431	$30,167
_________
(1) Excludes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans.
(2) Excludes $144 million of small business credit card accounts.
Loans, net of unearned income, totaled $81.2 billion at December 31, 2015, an increase of $3.9 billion from year-end 2014 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances increased year over year in most of the portfolio classes with the largest increase in commercial and industrial. The increase was partially offset by continued decreases in commercial real estate mortgage owner-occupied and commercial investor real estate mortgage.
During the fourth quarter of 2015, the Company corrected the accounting for certain leases, for which Regions is the lessor. These leases had been previously classified as capital leases within total loans, but were subsequently determined to be operating leases and therefore were reclassified to other earning assets. These leases totaled approximately $834 million at December 31, 2015. The cumulative effect on pre-tax income lowered net interest income and other financing income $15 million. Management’s expectation for 2016 average loan growth, excluding the lease reclassification, is in the 3 percent to 5 percent range.
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from the 2014 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $3.1 billion or 9 percent since year-end 2014 driven primarily by Regions’ market-based corporate and commercial bankers serving middle market clients and the Company's asset based lending and corporate real estate groups. The operating lease reclassification discussed above was transferred from the commercial and industrial loan portfolio. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $725 million or 9 percent from year-end 2014 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During 2015, total commercial loan balances increased approximately $2.4 billion, or 6 percent.

The commercial portfolio segment has generated the majority of the Company's loan growth in 2015, particularly commercial and industrial loans. The commercial portfolio segment comprised approximately 54 percent of total loans at both December 31, 2015 and December 31, 2014.
The following table provides detail of Regions' commercial lending balances in selected industries as of December 31:
Table 11—Selected Industry Balances

	2015		2014 (1)		Change 2015 vs. 2014
	Loans	% of Total	Loans	% of Total	Amount
	(Dollars in millions)
Real estate	$6,427	14.7%	$5,533	13.4%	$894
Manufacturing (2)	4,407	10.1	4,114	9.9	293
Healthcare	4,322	9.9	4,544	11.0	(222)
Financial services (2)	3,556	8.1	3,436	8.3	120
Wholesale goods (2)	2,981	6.8	3,269	7.9	(288)
Energy	2,533	5.8	2,845	6.9	(312)
Retail trade	2,492	5.7	2,297	5.5	195
Restaurant, accommodation and lodging	2,489	5.7	2,058	5.0	431
Government and public sector	2,408	5.5	1,956	4.7	452
Transportation and warehousing (2)	2,228	5.1	2,209	5.3	19
Religious, leisure, personal and non-profit services	2,165	4.9	2,246	5.4	(81)
Educational services	1,846	4.2	1,654	4.0	192
Professional, scientific and technical services (2)	1,730	4.0	1,298	3.1	432
Information	1,281	2.9	1,012	2.4	269
Utilities	1,047	2.4	940	2.3	107
Administrative, support, waste and repair	901	2.0	976	2.4	(75)
Agriculture	747	1.7	852	2.1	(105)
Other	222	0.5	163	0.4	59
Total commercial	$43,782	100.0%	$41,402	100.0%	$2,380
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

(2)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of December 31, 2015, total indirect energy-related lending was approximately $519 million, with approximately $497 million included in commercial loans and $22 million in investor real estate loans.

In 2015, Regions experienced loan growth in most industry classifications compared to a year ago. The most significant growth occurred in the real estate industry with year over year growth of $894 million or 16 percent. This industry represented 14.7 percent and 13.4 percent of total commercial lending at December 31, 2015 and 2014, respectively. The increases in real estate and government and public sector represented 57 percent of the overall commercial lending growth in 2015. This was partially offset by decreases in the energy, wholesale goods, healthcare, as well as, agriculture sectors.
Regions continues to monitor the low price of oil for both direct and indirect impacts on its energy lending portfolio. As shown in Table 11, Regions’ energy industry loan balances at December 31, 2015 were approximately $2.5 billion, consisting of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy exposures were approximately $519 million at December 31, 2015. The entire energy-related portfolio, combining direct and indirect exposures, was approximately $3.1 billion at December 31, 2015.
Regions' energy-related portfolio is geographically concentrated primarily in Texas and, to a lesser extent, in south Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets.

Additionally, heightened credit requirements have been adopted for select segments of the portfolio. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. If the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. A relatively small number of customers comprises Regions' energy-related portfolio, which provides the Company granular insight into the financial health of those borrowers. Through its ongoing portfolio credit quality assessment, Regions has and will continue to assess the impact to the loan loss allowance and make adjustments as appropriate. As of December 31, 2015, Regions' allowance for loan losses includes a quantitative and qualitative reserve specifically related to energy exposures of approximately 6 percent of its direct energy portfolio. See the "Allowance For Credit Losses" discussion within Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for additional information.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $134 million from 2014 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $496 million or 4 percent increase from year-end 2014, as prepayments have slowed. Approximately $2.9 billion in new loan originations were retained on the balance sheet during 2015.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $11.0 billion at December 31, 2015 as compared to $10.9 billion at December 31, 2014. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2015. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2016	$27	0.34%	$54	0.69%	$81
2017	4	0.06	10	0.13	14
2018	14	0.17	20	0.25	34
2019	94	1.20	83	1.06	177
2020	189	2.40	148	1.88	337
2021-2025	1,591	20.27	1,557	19.83	3,148
2026-2030	2,009	25.59	2,049	26.10	4,058
Thereafter	—	0.01	1	0.02	1
Total	$3,928	50.04%	$3,922	49.96%	$7,850
Of the $11.0 billion home equity portfolio at December 31, 2015, approximately $7.9 billion were home equity lines of credit and $3.1 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of December 31, 2015, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $7.9 billion of home equity lines of credit as of December 31, 2015, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of December 31, 2015, approximately 30 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 62 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of December 31, 2015, approximately $265 million of the home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 25 percent of the entire second lien home equity portfolio as of December 31, 2015.
Other Consumer Credit Quality Data
The Company calculates an estimate of the current value of property secured as collateral for both residential first mortgage and home equity lending products (“current LTV”). The estimate is based on home price indices compiled by a third party. The third party data indicates trends for MSAs. Regions uses the third party valuation trends from the MSAs in the Company's footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances declined to 2 percent in the residential first mortgage portfolio and to 5 percent in the home equity portfolio at December 31, 2015.
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2015			December 31, 2014
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$267	$127	$417	$435	$198	$633
80% - 100%	1,703	497	886	1,743	536	1,078
Below 80%	10,288	5,965	2,785	9,626	5,282	2,696
Data not available	553	107	194	511	179	330
	$12,811	$6,696	$4,282	$12,315	$6,195	$4,737
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $342 million from year-end 2014, reflecting continued growing demand for automobile loans.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $339 million from year-end 2014 primarily due to new point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $66 million during 2015.

Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $52 million during 2015.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Residential first mortgage FICO scores were refreshed in June of 2015. Home equity, indirect, consumer credit card and other consumer FICO scores were refreshed in December of 2015. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 6 percent of the combined portfolios for both December 31, 2015 and December 31, 2014.
Table 14—Estimated Current FICO Score Ranges

	December 31, 2015
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$768	$311	$249	$421	$55	$86
620 - 680	1,013	531	415	549	158	150
681 - 720	1,489	789	530	611	247	191
Above 720	8,487	4,808	2,938	2,409	614	526
Data not available	1,054	257	150	539	1	87
	$12,811	$6,696	$4,282	$4,529	$1,075	$1,040

	December 31, 2014
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$827	$345	$318	$377	$52	$82
620 - 680	1,031	544	491	500	150	140
681 - 720	1,355	740	617	550	231	181
Above 720	8,228	4,337	3,162	2,032	575	475
Data not available	874	229	149	389	1	110
	$12,315	$6,195	$4,737	$3,848	$1,009	$988
________

(1)	Amount represents both indirect-vehicles and indirect-other consumer portfolio classes.
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
The allowance for loan losses totaled $1.1 billion at both December 31, 2015 and December 31, 2014. Although the balance remained constant, the allowance for loan losses as a percentage of net loans declined from 1.43 percent at December 31, 2014 to 1.36 percent at December 31, 2015. The decrease in the percentage is primarily attributable to growth in the loan portfolio. Management expects that net loan charge-offs for 2016 will range from 0.25 percent to 0.35 percent. Given the current price of oil, management expects to be at the top end of that range. Economic trends such as interest rates, unemployment, volatility in commodity prices and real estate valuations will impact the future levels of net charge-offs and may result in volatility during 2016.
Although, Regions' allowance for loan losses as a percentage of net loans decreased, the provision for loan losses increased for 2015 as compared to 2014. During 2015, the provision for loan losses exceeded net charge-offs by approximately $3 million. The increase in loan loss provision reflects loan growth, increased reserves for energy related loans and the results of the Shared National Credit industry-wide examination.
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

The table below summarizes activity in the allowance for credit losses for the years ended December 31:
Table 15—Allowance for Credit Losses

	2015	2014	2013	2012	2011
	(Dollars in millions)
Allowance for loan losses at January 1	$1,103	$1,341	$1,919	$2,745	$3,185
Loans charged-off:
Commercial and industrial	130	114	186	203	294
Commercial real estate mortgage—owner-occupied	24	63	125	193	248
Commercial real estate construction—owner-occupied	—	2	1	8	8
Commercial investor real estate mortgage	15	23	69	226	685
Commercial investor real estate construction	—	1	1	46	195
Residential first mortgage	26	36	223	147	220
Home equity	68	93	159	266	353
Indirect—vehicles	41	37	31	23	23
Consumer credit card	37	37	38	45	13
Other consumer	62	67	65	66	68
	403	473	898	1,223	2,107
Recoveries of loans previously charged-off:
Commercial and industrial	51	51	45	61	36
Commercial real estate mortgage—owner-occupied	16	16	25	16	14
Commercial real estate construction—owner-occupied	—	—	3	—	—
Commercial investor real estate mortgage	16	22	35	36	27
Commercial investor real estate construction	11	5	5	9	6
Residential first mortgage	8	8	6	5	3
Home equity	28	32	35	32	25
Indirect—vehicles	15	13	10	8	10
Consumer credit card	6	5	4	2	—
Other consumer	14	14	14	15	16
	165	166	182	184	137
Net charge-offs:
Commercial and industrial	79	63	141	142	258
Commercial real estate mortgage—owner-occupied	8	47	100	177	234
Commercial real estate construction—owner-occupied	—	2	(2)	8	8
Commercial investor real estate mortgage	(1)	1	34	190	658
Commercial investor real estate construction	(11)	(4)	(4)	37	189
Residential first mortgage	18	28	217	142	217
Home equity	40	61	124	234	328
Indirect—vehicles	26	24	21	15	13
Consumer credit card	31	32	34	43	13
Other consumer	48	53	51	51	52
	238	307	716	1,039	1,970
Provision for loan losses	241	69	138	213	1,530
Allowance for loan losses at December 31	$1,106	$1,103	$1,341	$1,919	$2,745
Reserve for unfunded credit commitments at January 1	$65	$78	$83	$78	$71
Provision (credit) for unfunded credit losses	(13)	(13)	(5)	5	7
Reserve for unfunded credit commitments at December 31	$52	$65	$78	$83	$78
Allowance for credit losses at December 31	$1,158	$1,168	$1,419	$2,002	$2,823
Loans, net of unearned income, outstanding at end of period	$81,162	$77,307	$74,609	$73,995	$77,594
Average loans, net of unearned income, outstanding for the period	$79,634	$76,253	$74,924	$76,035	$80,673
Ratios:
Allowance for loan losses to loans, net of unearned income	1.36%	1.43%	1.80%	2.59%	3.54%
Allowance for loan losses to non-performing loans, excluding loans held for sale	1.41x	1.33x	1.24x	1.14x	1.16x
Net charge-offs as percentage of average loans, net of unearned income	0.30%	0.40%	0.96%	1.37%	2.44%

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:
Table 16—Allocation of the Allowance for Loan Losses

	2015		2014		2013		2012		2011
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$549	44.1%	$428	42.4%	$427	39.4%	$497	36.1%	$586	31.6%
Commercial real estate mortgage—owner-occupied	200	9.3	214	10.7	271	12.8	342	13.6	427	14.4
Commercial real estate construction—owner-occupied	9	0.5	12	0.5	13	0.4	8	0.4	17	0.4
Total commercial	758	53.9	654	53.6	711	52.6	847	50.1	1,030	46.4
Commercial investor real estate mortgage	69	5.3	122	6.0	210	7.1	424	9.2	784	12.5
Commercial investor real estate construction	28	3.3	28	2.8	26	1.9	45	1.2	207	1.3
Total investor real estate	97	8.6	150	8.8	236	9.0	469	10.4	991	13.8
Residential first mortgage	77	15.8	93	15.9	119	16.3	254	17.5	282	17.8
Home equity	67	13.5	90	14.1	160	15.1	252	16.0	356	16.8
Indirect—vehicles	33	4.9	41	4.7	39	4.1	20	3.2	17	2.4
Indirect—other consumer	5	0.7	3	0.3	3	0.3	2	0.3	2	0.2
Consumer credit card	40	1.3	46	1.3	43	1.3	45	1.2	37	1.3
Other consumer	29	1.3	26	1.3	30	1.3	30	1.3	30	1.3
Total consumer	251	37.5	299	37.6	394	38.4	603	39.5	724	39.8
	$1,106	100.0%	$1,103	100.0%	$1,341	100.0%	$1,919	100.0%	$2,745	100.0%
TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, indirect-vehicles, consumer credit card and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modifications were offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market.
More detailed information regarding Regions’ TDRs is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods ending December 31:

Table 17—Troubled Debt Restructurings

	2015		2014
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$146	$20	$251	$33
Investor real estate	157	17	290	34
Residential first mortgage	398	52	356	49
Home equity	323	7	343	12
Indirect—vehicles	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	12	—	17	—
	1,039	96	1,260	128
Non-accrual status or 90 days past due and still accruing:
Commercial	135	37	93	24
Investor real estate	22	3	67	15
Residential first mortgage	81	10	112	15
Home equity	18	—	25	1
	256	50	297	55
Total TDRs - Loans	$1,295	$146	$1,557	$183

TDRs- Held For Sale	8	—	29	—
Total TDRs	$1,303	$146	$1,586	$183
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
Table 18—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2015
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$344	$357
Inflows	186	57
Outflows
Charge-offs	(13)	(8)
Foreclosure	(1)	(32)
Payments, sales and other (1)	(235)	(195)
Balance, end of period	$281	$179

	2014
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$624	$668
Inflows	234	92
Outflows
Charge-offs	(38)	(9)
Foreclosure	(2)	(3)
Payments, sales and other (1)	(474)	(391)
Balance, end of period	$344	$357
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $44 million of commercial loans and $58 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2015. During 2014, $105 million of commercial loans and $60 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 19—Non-Performing Assets

	2015	2014	2013	2012	2011
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$325	$252	$257	$409	$457
Commercial real estate mortgage—owner-occupied	268	238	303	439	590
Commercial real estate construction—owner-occupied	2	3	17	14	25
Total commercial	595	493	577	862	1,072
Commercial investor real estate mortgage	31	123	238	457	734
Commercial investor real estate construction	—	2	10	20	180
Total investor real estate	31	125	248	477	914
Residential first mortgage	63	109	146	214	250
Home equity	93	102	111	128	136
Total consumer	156	211	257	342	386
Total non-performing loans, excluding loans held for sale	782	829	1,082	1,681	2,372
Non-performing loans held for sale	38	38	82	89	328
Total non-performing loans(1)	820	867	1,164	1,770	2,700
Foreclosed properties	100	124	136	149	296
Total non-performing assets(1)	$920	$991	$1,300	$1,919	$2,996
Accruing loans 90 days past due:
Commercial and industrial	$9	$7	$6	$19	$28
Commercial real estate mortgage—owner-occupied	3	5	6	6	9
Total commercial	12	12	12	25	37
Commercial investor real estate mortgage	4	3	6	11	13
Total investor real estate	4	3	6	11	13
Residential first mortgage(2)	113	122	142	220	270
Home equity	59	63	75	87	93
Indirect—vehicles	9	7	5	3	2
Consumer credit card	12	12	12	14	14
Other consumer	4	3	4	3	4
Total consumer	197	207	238	327	383
	$213	$222	$256	$363	$433
Restructured loans not included in the categories above	$1,039	$1,260	$1,676	$2,789	$2,850
Restructured loans held for sale not included in the categories above	$1	$1	$545	$—	$21
Non-performing loans(1) to loans and non-performing loans held for sale	1.01%	1.12%	1.56%	2.39%	3.47%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.13%	1.28%	1.74%	2.59%	3.83%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $107 million at December 31, 2015, $125 million at December 31, 2014, $106 million at December 31, 2013, $87 million at December 31, 2012 and $14 million at December 31, 2011.

The decrease in total non-performing assets during 2015 reflects the Company's continued efforts to work through problem assets and manage the riskiest exposures. Non-performing commercial and industrial loans have increased over this period primarily as a result of pressure on the energy lending portfolio as discussed in the "Portfolio Characteristics" section. Economic trends such as interest rates, unemployment, volatility in commodity prices and real estate valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2016.

Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $213 million at December 31, 2015, a decrease from $222 million at December 31, 2014.
At December 31, 2015, Regions had approximately $150 million to $225 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the periods presented:
Table 20—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$493	$125	$211	$829
Additions	684	33	(53)	664
Net payments/other activity	(236)	(53)	—	(289)
Return to accrual	(129)	(20)	—	(149)
Charge-offs on non-accrual loans(2)	(148)	(15)	(1)	(164)
Transfers to held for sale(3)	(59)	(6)	(1)	(66)
Transfers to foreclosed properties	(7)	(33)	—	(40)
Sales	(3)	—	—	(3)
Balance at end of year	$595	$31	$156	$782

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$577	$248	$257	$1,082
Additions	679	99	(44)	734
Net payments/other activity	(322)	(153)	—	(475)
Return to accrual	(141)	(26)	—	(167)
Charge-offs on non-accrual loans(2)	(174)	(23)	(1)	(198)
Transfers to held for sale(3)	(89)	(13)	(1)	(103)
Transfers to foreclosed properties	(26)	(7)	—	(33)
Sales	(11)	—	—	(11)
Balance at end of year	$493	$125	$211	$829
________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $51 million and $34 million recorded upon transfer for the years ended December 31, 2015 and 2014, respectively.
Other Earning Assets
Other earning assets consist primarily of investments in FRB stock, FHLB stock, and operating lease assets. The balance at December 31, 2015 was approximately $1.7 billion compared to $616 million at December 31, 2014. The current year increase was primarily due to the leasing reclassification adjustment discussed below.
During the fourth quarter of 2015, the Company corrected the accounting for certain leases, for which Regions is the lessor. These leases had been previously classified as capital leases but were subsequently determined to be operating leases and totaled approximately $834 million at December 31, 2015. The adjustment resulted in a reclassification of these leases out of loans into other earning assets.
During the fourth quarter of 2015, Regions also reclassified its investments in FRB and FHLB stock from securities available for sale to other earning assets on its consolidated balance sheets. This reclassification was made for all periods presented.
Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information.
Premises and Equipment
Premises and equipment at December 31, 2015 decreased $41 million to $2.2 billion compared to year-end 2014. This decrease primarily resulted from depreciation expense on existing assets.
Goodwill
Goodwill totaled $4.9 billion and $4.8 billion at December 31, 2015 and 2014, respectively, and was reallocated to the new reporting units during 2014. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 10 “Intangible Assets” to the consolidated financial statements for the methodologies and assumptions used in Step One of the goodwill impairment test and further details on the reallocation. Additionally, Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements includes information related to the fair value measurements of certain assets and liabilities and the valuation methodology of such measurements, which is also used for testing goodwill for impairment.
Residential Mortgage Servicing Rights
Residential MSRs decreased approximately $5 million from December 31, 2014 to December 31, 2015. The year-over-year decrease is primarily due to the economic amortization associated with borrower repayments exceeding the value of additions resulting from loans sold during the period. An analysis of residential MSRs is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements.
Foreclosed Properties
Foreclosed properties at December 31, 2015 decreased $24 million to $100 million compared to year-end 2014. This decrease reflects the Company's continued efforts to effectively manage its foreclosed commercial and consumer properties.

Other Assets
Other assets decreased $92 million to $5.9 billion as of December 31, 2015. Timing differences between settlement and trade date accounting primarily drove the decrease. The decrease was offset by increases in the cash surrender value of investments in bank-owned life insurance and additional investments in affordable housing.
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
Deposits are Regions’ primary source of funds, providing funding for 90 percent of average earning assets in both 2015 and 2014. Table 21 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2015 increased approximately $4.2 billion compared to year-end 2014 levels. The increase in deposits was primarily driven by increases in non-interest-bearing demand, interest-bearing transaction and money market accounts. These increases were partially offset by continued declines in time deposits.
Due to liquidity in the market, Regions has been able to steadily grow its low-cost customer deposits and reduce its total deposit costs from 15 basis points in 2013 to 11 basis points in both 2014 and 2015. The following table summarizes deposits by category as of December 31:
Table 21—Deposits

	2015	2014	2013
	(In millions)
Non-interest-bearing demand	$34,862	$31,747	$30,083
Savings	7,287	6,653	6,250
Interest-bearing transaction	21,902	21,544	20,789
Money market—domestic	26,468	25,396	25,435
Money market—foreign	243	265	220
Low-cost deposits	90,762	85,605	82,777
Time deposits	7,468	8,595	9,608
Customer deposits	98,230	94,200	92,385
Corporate treasury time deposits	200	—	68
	$98,430	$94,200	$92,453

Within customer deposits, non-interest-bearing demand deposits increased $3.1 billion to $34.9 billion. Non-interest-bearing deposits accounted for approximately 35 percent of total deposits at year-end 2015 compared to 34 percent at year-end 2014. Savings balances increased $634 million to $7.3 billion, generally reflecting continued consumer savings trends, spurred by economic uncertainty. Interest-bearing transaction accounts increased $358 million to $21.9 billion. Interest-bearing transaction deposits accounted for approximately 22 percent and 23 percent of total deposits at year-end 2015 and 2014, respectively.
Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources. These balances accounted for 27 percent of total deposits in both 2015 and 2014.
Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased 13 percent in 2015 to $7.5 billion compared to $8.6 billion in 2014. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of the continued decline in interest rates offered on these products. Customer time deposits accounted for 8 percent of total deposits in 2015 compared to 9 percent in 2014. See Table 22 “Maturity of Time Deposits of $100,000 or More” for maturity information.
During 2015, corporate treasury deposits remained at low levels as the Company continued to utilize customer-based funding and other sources.
The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits remained consistent at 0.17 percent in 2015 compared to 2014, driven by the expiration of time deposits, the positive mix shift to lower cost customer products, and continuation of the low interest rate environment throughout much of 2015.

Table 22—Maturity of Time Deposits of $100,000 or More

	2015	2014
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$679	$290
Over 3 through 6 months	223	291
Over 6 through 12 months	438	771
Over 12 months	1,646	1,819
	$2,986	$3,171
Short-Term Borrowings
See Note 12 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2015 and 2014. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized, as well as a result of customers’ activity.
Company Funding Sources
In the near term, Regions expects the use of wholesale unsecured borrowings to remain low. Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy and quantities of advances vary depending on the different funding needs of the Bank.
Regions has taken an approach to maintain higher levels of cash at the Federal Reserve Bank. The securities financing market and specifically short-term FHLB advances, however, continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.
Customer-Related Borrowings
Repurchase agreements were offered as short-term investment opportunities for customers. As a result of Regions' work toward compliance with the new liquidity coverage ratio regulatory requirements, customer repurchase agreement products and balances were fully phased out effective July 1, 2015. See the "Liquidity Coverage Ratio" discussion within the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.
Long-Term Borrowings
Total long-term borrowings increased $4.9 billion to $8.3 billion at December 31, 2015. The increase between years was primarily the result of a $5.2 billion increase in FHLB advances and an issuance of $750 million of 2.25% senior bank notes that occurred during the third quarter of 2015. These increases were offset by approximately $850 million in maturities of senior and subordinated notes during the second quarter of 2015 and the repurchase of approximately $250 million of subordinated notes during the first quarter of 2015. The first quarter repurchase was a result of a tender offer that Regions Bank launched in February of 2015 for a portion of its outstanding 7.50% subordinated notes due 2018. Pre-tax losses on early extinguishment related to the execution of this tender offer were $43 million.
On February 8, 2016, Regions issued $500 million of 3.20% senior notes due February 8, 2021. The Company simultaneously entered into an interest rate swap effectively converting the instrument to a floating rate tied to three-month LIBOR. See Note 13 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.
Other Liabilities
Other liabilities decreased $358 million to $2.4 billion as of December 31, 2015 compared to the prior year. The decrease was primarily driven by lower employee benefit liabilities related to qualified plans (see Note 18 “Employee Benefit Plans” to the consolidated financial statements for further details) and a decrease in the indemnification obligation related to Morgan Keegan (see Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for further details).

Ratings
Table 23 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2015 and 2014.
Table 23—Credit Ratings

As of December 31, 2015
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Baa3	BBB	BBB
Subordinated notes	BBB-	Baa3	BBB-	BBBL
Regions Bank
Short-term debt	A-2	P-2	F2	R-1L
Long-term bank deposits (1)	N/A	A3	BBB+	BBBH
Long-term debt	BBB+	A3	BBB	BBBH
Subordinated debt	BBB	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable	Positive

As of December 31, 2014
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Ba1	BBB	BBB
Subordinated notes	BBB-	Ba2	BBB-	BBBL
Regions Bank
Short-term debt	A-2	P-3	F2	R-1L
Long-term bank deposits (1)	N/A	Baa3	BBB+	BBBH
Long-term debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Ba1	BBB-	BBB
Outlook	Stable	Positive	Stable	Stable
_________

(1)	S&P does not provide a rating for Long-term bank deposits therefore the rating is N/A.
On May 14, 2015, Moody's upgraded its rating on Regions Financial Corporation's senior and subordinated notes. At the same time Moody's also upgraded its rating on Regions Bank's long-term bank deposits and short-term debt, long-term debt, and subordinated debt. The upgrades are attributed to the Bank's enhanced risk management infrastructure and a decline in asset concentrations.
On December 18, 2015, DBRS revised the trend for all Regions Financial Corporation’s ratings to Positive from Stable with the exception of Regions Bank's short-term instruments rating, which remains Stable.  The positive trend is attributed to the progress the Company has made improving its asset quality and reducing its risk profile.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, and funding of VRDNs, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section of this Annual Report on Form 10-K for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Stockholders' Equity
Stockholders’ equity was $16.8 billion at December 31, 2015 compared to $16.9 billion at December 31, 2014. During 2015, net income increased stockholders’ equity by $1.1 billion, while shares repurchased reduced equity by $623 million, cash dividends on common stock reduced equity by $304 million and cash dividends on preferred stock reduced equity by $64 million. Changes in accumulated other comprehensive income reduced equity by $142 million, primarily due to the net change in the value of available for sale securities.

As part of its 2015 CCAR submission, Regions' Board authorized a new $875 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. As of December 31, 2015, Regions had repurchased approximately 52 million shares of common stock at a total cost of approximately $520 million under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2016, and as of February 12, 2016, Regions had additional repurchases of approximately 17.8 million shares of common stock at a total cost of approximately $135.3 million. These shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
As part of its 2014 CCAR submission, Regions' Board approved the issuance of $500 million of the Company's 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, an additional increase to its quarterly common stock dividend, as well as, an additional common stock repurchase plan up to $350 million. Net proceeds from the Series B preferred stock issuance increased equity by approximately $486 million. As of December 31, 2014, Regions had repurchased approximately 25 million shares of common stock at a total cost of approximately $248 million under the approved share repurchase plan. The Company continued to repurchase shares under this plan in the first quarter of 2015 and concluded the plan in February of 2015 with the repurchase of approximately 11 million shares at a total cost of approximately $102 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
Regions increased its annual dividend to $0.23 per common share for 2015, compared to $0.18 per common share for 2014 and $0.10 per common share for 2013. Because the Company was in a retained deficit position, the common stock dividends were recorded as a reduction of additional paid-in-capital. Management will continue to execute the capital planning process, including evaluation of the amount of the common stock dividend, with the Board and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
Total cash dividends on preferred stock reduced equity by $64 million in 2015 and $52 million in 2014. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
See Note 15 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements for additional information.
REGULATORY REQUIREMENTS
CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. See Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements for a tabular presentation of the applicable holding company and bank regulatory capital requirements.
In 2013, the Federal Reserve released its final rules detailing the U.S. implementation of the Basel Committee on Bank Supervision’s Basel III framework (“Basel III Rules”). Under the Basel III Rules, Regions is designated as a standardized approach bank and, as such, began transitioning to the Basel III Rules in January 2015 subject to a phase-in period extending through January 2019. When fully phased in, the Basel III Rules will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the Basel III Rules place greater emphasis on common equity. The Basel III Rules substantially revise the regulatory capital requirements applicable to BHCs and depository institutions, including Regions and Regions Bank. The Basel III Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios to incorporate a more risk-sensitive approach. The Basel III Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules.
The Basel III Rules, among other things, (i) introduce a measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations.
Under the Basel III Rules, the initial minimum capital ratios as of January 1, 2015 were as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of these minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to advanced approach institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the combined capital conservation buffer and capital will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
When fully phased in on January 1, 2019, the Basel III Rules will require Regions and Regions Bank to maintain an additional capital conservation buffer of 2.5% of CET1 to risk-weighted assets, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Basel III Rules provide for a number of deductions from and adjustments to CET1. For example, goodwill and certain other intangible assets, as well as certain deferred tax assets are deducted. MSRs, certain other deferred tax assets and significant investments in non-consolidated financial entities are also deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Rules, the effects of certain accumulated other comprehensive items are included; however, standardized approach banking organizations, including Regions and Regions Bank, may make a one-time permanent election to exclude these items. Regions and Regions Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolios.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to Regions Bank, the Basel III Rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Rules do not change the total capital requirement for any prompt corrective action category.
The Basel III Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 1,250% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the prior capital rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction exposures (previously set at 100%).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are on non-accrual status or 90 days or more past due (previously set at 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a loan commitment with an original maturity of less than one year that is not unconditionally cancellable (previously set at 0%).

•	Eliminating the previous 50% cap on the risk weight for derivative exposures.

•
Replacing the previous Ratings Based Approach for certain asset-backed securities with a Simplified Supervisory Formula Approach ("SSFA") which results in risk weights ranging from 20% to 1,250% (previously ranged from 100% to 1,250%).

•	Effective January 1, 2018, applying a 250% risk weight to the portion of MSRs and deferred tax assets that are includible in capital (previously set at 100%).
In addition, the Basel III Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The Company’s estimated CET1 ratio on a fully phased-in basis as of December 31, 2015 was approximately 10.69% and therefore exceeded the Basel III minimum of 7% for CET1. Because the Basel III capital calculations will not be fully phased in until 2019 and are not formally defined by GAAP, this measure is considered to be non-GAAP financial measure, and other entities may calculate it differently than Regions’ disclosed calculation (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).
LIQUIDITY COVERAGE RATIO ("LCR")
The Federal Reserve Board, the OCC and the FDIC approved a final rule in 2014 implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the

"modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. In January 2016, the minimum phased-in LCR requirement will be 90 percent, followed by 100 percent in January 2017. The regulatory agencies have released an NPR that would require public disclosures of certain LCR measures beginning in 2018. The comment period for this NPR ends in February 2016.
At December 31, 2015, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding would need to be sourced to remain compliant.
See the “Supervision and Regulation-Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section for more information.
OFF-BALANCE SHEET ARRANGEMENTS
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. See Note 2 “Variable Interest Entities” to the consolidated financial statements for further discussion.
Regions' off-balance sheet credit risk includes obligations for loans sold with recourse, unfunded loan commitments, and letters of credit. See Note 7 "Servicing of Financial Assets" and Note 24 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for further discussion.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income and other financing income. However, this goal can be difficult to completely achieve in times of rapidly changing rate structure and is one of many factors considered in determining the Company’s interest rate positioning. The Company is moderately asset sensitive as of December 31, 2015. Refer to Table 24 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.
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

•	Credit risk is the risk of loss arising from a borrower or counterparty failing to meet a contractual obligation.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems or from external events.

•	Legal risk arises from the potential that lawsuits, adverse judgments or unenforceable contracts can disrupt or otherwise negatively affect the operations or financial condition of the Company.

•
Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules, or regulations, or from non-conformance with prescribed practices, internal policies and procedures, or ethical standards.

•
Reputational risk is the potential that negative publicity regarding Regions' business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.

•
Strategic risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment.

Several of these primary risk exposures are expanded upon further within the remaining sections of Management's Discussion and Analysis.
Regions’ risk management framework outlines the Company’s approach for managing risk that includes the following four components:

•
Culture - A strong, collaborative risk culture ensures focus on risk in all activities and encourages the necessary mindset and behavior to enable effective risk management and promote sound risk-taking within the bounds of the Company’s risk appetite. Our risk culture requires that risks be promptly identified, escalated, and challenged; thereby, benefiting the overall performance of the Company.

•	Appetite - The Company's Risk Appetite Statements define the types and levels of risk the Company is willing to take to achieve its objectives.

•	Process - Effective risk management requires sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report risk.

•
Governance - Governance serves as the foundation for comprehensive management of risks facing the Company. It outlines clear responsibility and accountability for managing, monitoring, escalating, and reporting both existing and emerging risks.

Clearly defined roles and responsibilities are critical to the effective management of risk and are central to the four components of the Company’s approach to risk management. Regions utilizes the Three Lines of Defense concept to clearly designate risk management activities within the Company.

•	1st Line of Defense activities provide for the identification, acceptance and ownership of risks.

•	2nd Line of Defense activities provide for objective oversight of the Company’s risk-taking activities and assessment of the Company’s aggregate risk levels.

•	3rd Line of Defense activities provide for independent reviews and assessments of risk management practices across the Company.
The Board provides the highest level of risk management governance. The principal risk management functions of the Board are to oversee processes for evaluating the adequacy of internal controls, risk management, financial reporting and compliance with laws and regulations. The Board has designated an Audit Committee of outside directors to focus on oversight of management's establishment and maintenance of appropriate disclosure controls and procedures over financial reporting. See the "Financial Disclosures and Internal Controls" section of Management's Discussion and Analysis for additional information. The Board has also designated a Risk Committee of outside directors to focus on Regions’ overall risk profile. The committee annually approves a Risk Appetite Statement that reflects core business principles and strategic vision by including quantitative limits and qualitative statements that are organized by risk type. This statement is designed to be a high-level document that sets the tone for the Board’s risk appetite, which is the maximum amount of risk the Company is willing to accept in pursuit of its business objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its stockholders, regulators, customers and other stakeholders, the Company’s risk appetite is aligned with its strategic priorities and goals.
The Risk Management Group, led by the Company’s Chief Risk Officer, ensures the consistent application of Regions’ risk management approach within the structure of the Company’s operating, capital and strategic plans. The primary activities of the Risk Management Group include:

•	Interpreting internal and external signals that point to possible risk issues for the Company;

•	Identifying risks and determining which Company areas and/or products will be affected;

•	Ensuring there are mechanisms in place to specifically determine how risks will affect the Company as a whole and the individual area and or product;

•	Assisting business groups in analyzing trends and ensuring Company areas have appropriate risk identification and mitigation processes in place; and

•	Reviewing the limits, parameters, policies, and procedures in place to ensure the continued appropriateness of risk controls.
As part of its ongoing assessment process, the Risk Management Group makes recommendations to management and the Risk Committee of the Board regarding adjustments to these controls as conditions or risk tolerances change. In addition, the Internal Audit division provides an independent assessment of the Company’s internal control structure and related systems and processes.
Management, with the assistance of the Risk Management Group, follows a formal process for identifying, measuring and documenting key risks facing each business group and determining how those risks can be controlled or mitigated, as well as how the controls can be monitored to ensure they are effective. The Risk Committee receives reports from management to ensure operations are within the limits established by the Committee’s Risk Appetite Statement.
Some of the more significant processes used by management to manage and control risks are described in the remainder of this report. External factors beyond management’s control may result in losses despite the Risk Management Group’s efforts.
MARKET RISK—INTEREST RATE RISK
Regions’ primary market risk is interest rate risk, including uncertainty with respect to absolute interest rate levels as well as uncertainty with respect to relative interest rate levels, which is impacted by both the shape and the slope of the various yield curves that affect the financial products and services that the Company offers. To quantify this risk, Regions measures the change in its net interest income and other financing income in various interest rate scenarios compared to a base case scenario. Net interest income and other financing income sensitivity is a useful short-term indicator of Regions’ interest rate risk.
Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provides management with extensive information on the potential impact to net interest income and other financing income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the pricing of deposit accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 50 basis points scenario, as minus 100 and 200 basis scenarios are of limited use in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance as the current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of minus 50 basis points and plus 100 and 200 basis points.
Exposure to Interest Rate Movements—As of December 31, 2015, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2016. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, and on prospective yields of certain investment portfolio purchases, as well as drive higher amortization of premium on existing securities in the investment portfolio. A decline in short-term interest rates (such as the Federal Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
Long-term interest rates increased modestly during the fourth quarter of 2015, however they continue to remain low by historical standards. Similarly, short-term interest rates increased modestly during the fourth quarter of 2015 as the Federal Reserve raised the Fed funds target range by 25 basis points in December. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $112 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $66 million. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.
Table 24—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income and Other Financing Income December 31, 2015
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$210
+ 100 basis points	116
- 50 basis points	(78)

Instantaneous Change in Interest Rates
+ 200 basis points	$227
+ 100 basis points	140
- 50 basis points	(129)
As discussed above, the interest rate sensitivity analysis presented in Table 24 is informed by a variety of assumptions and estimates regarding the course of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income and other financing income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions.
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth with a composition largely reflecting a continuation of recent trends. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 24, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Federal Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $58 million.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 24. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $29 million. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
Management expects to increase net interest income and other financing income in the range of 2 percent to 4 percent in 2016, commensurate with average loan growth in the 3 percent to 5 percent range. The high end of the range assumes an interest rate scenario equal to the market forward interest rates as of November 6, 2015, while the low end of the range assumes interest rates remaining relatively unchanged from current low levels. However, new information learned after the November 6, 2015 estimation date increases the risk to the Company that it can achieve the high end of the target range. The new information includes legislation signed into law setting the dividend paid to Regions on Federal Reserve stock at the 10-year U.S. Treasury rate. Based on that rate at December 31, 2015, the reduction in the dividend paid to Regions is estimated to be approximately $18 million annually.
Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of stockholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below).

Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity. ALCO, which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 25—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2015
	Notional Amount	Estimated Fair Value		Weighted Average
		Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$1,940	$5	$—	2.0	1.3%	0.5%
Receive variable/pay fix	510	—	27	11.1	0.4	2.6
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	9,800	109	9	5.5	1.6	0.3
Total derivatives designated as hedging instruments	$12,250	$114	$36	5.2	1.5%	0.4%
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
The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and other financing income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 21 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ year-end derivatives positions and further discussion.
Regions accounts for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Regions enters into derivative and balance sheet transactions to mitigate the impact of market value fluctuations related to residential MSRs. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.
MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income and other financing income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income and other financing income forecasting and interest rate risk management. In particular, because current interest rates are relatively low, Regions is actively managing exposure to declining prepayments that may occur in the loan and securities portfolio in the event of increasing market interest rates.
LIQUIDITY RISK
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. In 2014, the Federal Reserve Board, the OCC and the FDIC released the final version of the liquidity coverage ratio rule, which is designed to ensure that financial institutions have the necessary assets on hand to withstand short-term liquidity disruptions. See the "Liquidity Coverage Ratio" discussion included in the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.
Regions intends to fund its obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements.
Assets, consisting principally of loans and securities, are funded by customer deposits, borrowed funds and stockholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s cash flow needs. Having and using various sources of liquidity to satisfy the Company’s funding requirements is important.
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's ALCO, which regularly reviews compliance with the established limits.
The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 4 “Securities” to the consolidated financial statements). The agency guaranteed mortgage-backed securities portfolio is another source of liquidity in various secured borrowing capacities.
Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. Regions’ liquidity is further enhanced by its relatively stable customer deposit base. Liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not currently rely on short-term unsecured wholesale market funding.
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2015, Regions had approximately $3.9 billion in cash on deposit with the Federal Reserve, up approximately 71 percent from 2014. However, the average balance held with the Federal Reserve was approximately $2.6 billion during 2015, down approximately 10 percent compared to the average balance held during 2014.
Regions’ borrowing availability with the Federal Reserve Bank as of December 31, 2015, based on assets pledged as collateral on that date, was $21.5 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2015, Regions’ outstanding balance of FHLB borrowings was $5.3 billion and its total borrowing capacity from the FHLB totaled $12.1 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by Regions to issue various debt and/or equity securities. Regions may also issue bank notes from time to time, either as part of a bank note program or as stand-alone issuances. Refer to Note 13 "Long-Term Borrowings" to the consolidated financial statements for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
Table 26—Contractual Obligations

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$3,856	$2,508	$979	$325	$90,762	$98,430
Short-term borrowings	10	—	—	—	—	10
Long-term borrowings	1,753	5,496	7	1,243	—	8,499
Lease obligations	139	227	167	279	—	812
Purchase obligations	27	23	—	—	—	50
Benefit obligations (3)	13	48	25	74	—	160
Commitments to fund low income housing partnerships (4)	690	—	—	—	—	690
Unrecognized tax benefits (5)	—	—	—	—	41	41
Indemnification obligation (6)	77	—	—	—	—	77
	$6,565	$8,302	$1,178	$1,921	$90,803	$108,769
_________

(1)	See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2015.

(2)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.

(3)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.

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

(5)	Includes liabilities for unrecognized tax benefits of $38 million and tax-related interest and penalties of $3 million. See Note 20 “Income Taxes” to the consolidated financial statements.

(6)
See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for a description of the indemnification obligation to Raymond James, and the rationale for the expected payment timeframe.

CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See the “Portfolio Characteristics” section found earlier in this report for further information.
Management Process
Regions employs a credit risk management process in the second line of defense which is driven by a strong credit culture. This culture includes defined policies, which provide for a consistent and prudent approach to underwriting and credit approval, accountability, and reporting to manage credit risk in the loan portfolio. Within Credit Risk Management, procedures exist that elevate the approval requirements as credits become larger and more complex. Generally, consumer credits and smaller commercial credits are centrally underwritten based on credit matrices and policies that are modified as appropriate. Larger commercial and investor real estate transactions are individually underwritten, risk-rated, approved and monitored.
Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies with the first line of defense with oversight from Credit Risk Management. For consumer and small business portfolios, the credit risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on actual credit performance. The Credit Risk Management division works with commercial relationship teams to analyze and underwrite new business opportunities, manage the overall loan portfolio, and perform ongoing credit servicing activities utilizing a risk-based approach which incorporates quantitative and qualitative factors.
To ensure problem commercial credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Problem Asset Management division, which specializes in managing distressed credit exposures.
There are also separate and independent commercial credit, business banking and private wealth management credit, and consumer credit risk management organizational groups. These second line of defense functions oversee the risk-taking activities and assess the risks and issues of the first line of defense. This oversight includes the review and approval of new business and ongoing assessments of existing loans in the portfolio, provides for more accurate risk ratings, aids in the timely identification of problem credits, and provides oversight for the Chief Credit Officer on conditions and trends in the credit portfolios.
Credit quality and trends in the loan portfolio are measured and monitored regularly and detailed reports by product, business unit and geography are reviewed by business group personnel and the Chief Credit Officer. The Chief Credit Officer reviews summaries of these credit reports with executive management and the Board. Finally, the Credit Risk Review function provides ongoing oversight, as a third line of defense function, of the credit portfolios to ensure policies are followed, credits are properly risk-rated and that key credit control processes are functioning as intended.
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
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. In 2015 the U.S. economy experienced a continuation of the steady but modest growth that has prevailed since the end of the 2007 to 2009 recession. Preliminary data show real GDP growth of 2.4 percent for 2015 as a whole. Unusually harsh winter weather and the adverse economy-wide impacts of the West Coast port strike led to a contraction in real GDP in the first quarter of 2015. Growth in the fourth quarter of 2015 slowed significantly primarily due to an ongoing inventory correction in the private non-farm business sector, while growth in the middle two quarters of 2015 was more robust. Despite the quarter-to-quarter fluctuations in top-line real GDP growth, growth in real private domestic demand was far more stable and topped 3.0 percent for 2015 as a whole.
There were, however, persistent headwinds for growth in 2015 and these headwinds are expected to remain drags on growth over much of 2016. The energy sector continues to struggle under the weight of sharp price declines, which has led to cutbacks in planned capital expenditures and significant reductions in industry headcounts. The impacts of sharply lower energy prices are felt among energy producers, energy service providers and manufacturers of energy-related equipment and machinery. Additionally, a weak global growth environment has led to declines in exports of U.S. goods, which are made more expensive in global markets by a stronger U.S. dollar. This has been a persistent drag on the manufacturing sector, with the notable exception of manufacturers of motor vehicles and motor vehicle parts.
Steady growth in consumer spending, residential investment, and business investment offset the weakness from energy and non-auto manufacturing in 2015. The combination of persistently low inflation and steady improvement in labor market conditions led to 2015 being the strongest year for growth in inflation adjusted disposable personal income since 2006, which was also the case for growth in inflation adjusted consumer spending. The housing market experienced further steady, but somewhat slow, growth in single family construction and sales, while multi-family construction experienced robust growth. Business investment in equipment and machinery grew at a modest rate in 2015. While growth in business investment spending is expected to be uneven over the course of 2016, and thereby provide less support for top-line growth, inflation adjusted consumer spending and residential investment will remain key drivers of overall growth. Additionally, after being a persistent drag on growth since the end of the 2007 to 2009 recession, government spending has transitioned to being a modest support for growth.
The FOMC felt confident enough in the progress made to date coupled with their expectation of further progress over coming quarters to increase the federal funds rate at their December 2015 meeting. Information released in conjunction with that meeting showed the collective expectation that there would be four additional federal funds rate hikes over the course of 2016. At present, however, the financial markets have priced in a much more modest trajectory of federal funds rate increases, expecting only two 25-basis point hikes over the course of 2016. One key factor in these divergent views is inflation expectations, with market participants being far less confident than the FOMC that inflation will steadily move towards the FOMC’s 2.0 percent target range over coming quarters.
Real growth in the 2 percent to 2.5 percent range is expected for 2016, supported by growth in domestic demand and the government sector while net exports and energy remain drags. But, while the baseline forecast calls for above-trend economic growth in the U.S. in 2016, Regions' assessment of risks to the baseline forecast shows risks to be tilted to the downside, with most of the risks stemming from a weak global growth environment and the potential for considerable volatility in global financial markets to the extent the Federal Reserve and foreign central banks follow divergent policy paths over the course of 2016. Uneven rates of economic growth across the globe and divergent central bank policy paths could foster considerable volatility in capital flows, equity prices, and returns on asset prices over the course of 2016. Thus, while long-term interest rates are expected to trend mildly higher in 2016, any such increase will probably not occur on a straight-line path.
Within the Regions footprint, rates of job, income, and overall economic growth have been and are expected to remain broadly consistent with those seen nationally. There are, however, differences in rates of growth among the individual states and metropolitan areas across the footprint. Markets with exposure to energy and trade underperformed in 2015 and are likely to do so again in 2016. In contrast, those markets with more diverse economies and positive demographic trends and those markets with higher exposure to healthcare, technology, and transportation have been and are expected to remain among the better performing markets within Regions' footprint. Housing market activity appears to be picking up at a steady pace within Regions' footprint. As is the case for the U.S. as a whole, multi-family construction has rebounded far more rapidly than has single family construction. Over the course of 2016, it is expected there will be a better balance between single family and multi-family construction, particularly to the extent improved job and income growth along with still favorable mortgage interest rates stimulate demand for home purchases.
In summation, real GDP growth is expected to be in the 2 percent to 2.5 percent range for 2016 and 2017 as a whole. It is expected that in both years growth in real private domestic demand will be greater than the rate of growth in top-line real GDP. While Regions expects moderate growth in the domestic economy in 2016, a highly uncertain global growth outlook poses a downside risk to the U.S. economy, and global factors will continue to weigh on inflation and long-term interest rates in the U.S. The continuing challenge of a prolonged low interest rate environment is expected in 2016 with only gradual increases in the federal funds rate expected over the course of the year while global factors are expected to weigh on long-term rates.
Allowance for Credit Losses
The allowance for credit losses ("allowance") consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end.
Allowance Process—Factors considered by management in determining the adequacy of the allowance include, but are not limited to: 1) detailed reviews of individual loans; 2) historical and current trends in gross and net loan charge-offs for the various classes of loans evaluated; 3) the Company’s policies relating to delinquent loans and charge-offs; 4) the level of the allowance in relation to total loans and to historical loss levels; 5) levels and trends in non-performing, criticized, classified and past due loans; 6) collateral values of properties securing loans; 7) the composition of the loan portfolio, including unfunded credit commitments; 8) management’s analysis of current economic conditions; 9) migration of loans between risk rating categories; and 10) estimation of inherent credit losses in the portfolio.
Commercial, Business Banking, Private Wealth, and Consumer Credit Risk Management and Problem Asset Management are all involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and reduce risk, particularly in the more problematic portfolios. In addition, a strong Customer Assistance Program for consumer lending is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.
In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis. For real estate loans that are individually identified for impairment, those valuations are currently discounted from the most recent appraisal to consider continued declines in property values. The discounted valuations are utilized in the measurement of the level of impairment in the allowance calculation. For loans that are not individually identified for impairment and secured by real estate, Regions considers the impact of declines in real estate valuations in the loss given default estimates within the allowance calculation.
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
Regions has a centralized approach to approval, management, and monitoring of counterparty exposure. Counterparty Risk Management, housed within Capital Markets Risk Management, is responsible for the independent credit risk management of financial institution counterparties and their affiliates. Market Risk Management is responsible for the suitability, measurement, and stress testing of counterparty exposures. Business Services Credit is responsible for the independent credit risk management of client side counterparties.
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
Regions is a member of the FS-ISAC. The FS-ISAC is a nonprofit organization and is funded entirely by its member firms and sponsors. The overall objective of FS-ISAC is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
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
Regions will continue to commit the resources necessary to mitigate these growing risks, as well as continue to develop and enhance controls, processes and systems to protect our networks, computers, and data from attacks or unauthorized access in addition to our strong commitment to comprehensive risk management and oversight of third-party relationships involving vendors. Moreover, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security. As an additional security measure, Regions has placed a computer forensics firm and an industry-leading consulting firm on retainer in case of a breach event.
REGULATORY RISK
In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank's previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received "High Satisfactory" ratings on its CRA components, but its overall CRA rating was downgraded from "Satisfactory" to “Needs to Improve.” The downgrade was attributed to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and Regulation E. Regions Bank had self-reported these matters and provided remuneration during 2011 and 2012. This downgrade imposes restrictions on the Company's ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating is improved. Regions Bank's next CRA examination is expected to commence during 2016, although the actual timing of the examination and any results therefrom will not be known until later.
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
Regions has also established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the SEC are generally designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
COMPARISON OF 2014 WITH 2013—CONTINUING OPERATIONS
Regions reported net income available to common shareholders of $1.1 billion, or $0.79 per diluted common share, in 2014 compared to $1.1 billion, or $0.75 per diluted share, in 2013. Regions reported income from continuing operations available to common shareholders of $1.1 billion, or $0.78 per diluted common share, in 2014 compared to $1.1 billion, or $0.76 per diluted share, in 2013.
Net interest income and other financing income from continuing operations was $3.3 billion in both 2014 and 2013. The net interest margin from continuing operations (taxable-equivalent basis) was 3.21 percent in 2014, compared to 3.20 percent during 2013. The margin improvement was driven primarily by a favorable mix shift from higher-cost time deposits to lower-cost deposit products, resulting in deposit costs decreasing to 0.11 percent in 2014 from 0.15 percent in 2013.
Non-interest income from continuing operations decreased $193 million to $1.9 billion in 2014 compared to 2013. The year-over-year decrease was due to a decrease in mortgage income, service charges on deposits, leveraged lease termination gains and gain on sale of other assets. See Table 5 "Non-Interest Income from Continuing Operations" for additional information.

In 2014, mortgage income decreased $87 million, or 37 percent to $149 million. The decrease was primarily driven by lower mortgage production as consumer demand for residential mortgage loans slowed due to rising mortgage interest rates. A decline in the market valuation of the residential mortgage servicing portfolio, net of hedging activity, also contributed to the year-over-year decline.
Service charges on deposit accounts decreased $39 million in 2014 compared to 2013. The decline in 2014 compared to 2013 was primarily driven by continued changes in customer behavior, an $8 million reserve for customer reimbursements recorded in 2014, and the Company's decision to transition out of certain small credit product offerings.
Leveraged lease termination gains decreased $29 million in 2014 compared to 2013. Regions terminated certain leveraged leases in 2014 and 2013. The related net termination gains were largely offset by increases in income tax expense.
During 2013, the Company divested a non-core portion of a Wealth Management business which resulted in a pre-tax gain of $24 million.
Non-interest expense from continuing operations decreased $124 million in 2014 compared to 2013. Non-interest expense in 2014 included a $35 million gain on sale of TDRs held for sale. Additional decreases in non-interest expense in 2014 included decreases of $50 million in FDIC insurance assessments, $61 million in loss on early extinguishment of debt and $53 million in other miscellaneous expenses. These decreases were offset by increases of $45 million in professional, legal and regulatory expenses, $25 million in outside services, and $11 million in branch consolidation, property and equipment charges. See Table 6 “Non-Interest Expense from Continuing Operations” for additional information.
During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million net gain.
FDIC insurance assessments decreased $50 million, or 40 percent, in 2014. The decrease is primarily due to as a result of continued improvement in performance metrics and a reduction in Regions' risk profile including a decline in higher risk loans, all of which impact the fee calculation.
During 2013, the Company incurred $61 million in losses related to the early extinguishment of certain other long-term debt, the tender or redemption of certain senior debt securities and preferred stock, as well as the redemption of selected trust preferred securities. There were no debt extinguishments in 2014.
Other miscellaneous expenses decreased $53 million, or approximately 11 percent, in 2014. Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, amortization of other intangibles and mortgage repurchase costs. Other miscellaneous expenses decreased in 2014 as compared to 2013 primarily due to declines in mortgage repurchase costs reflecting lower losses.
Professional, legal, and regulatory expenses increased $45 million or 24 percent in 2014, primarily due to $100 million of expense that was recorded in 2014 for contingent legal and regulatory items related to previously disclosed matters. In 2013, a non-tax deductible regulatory charge of $58 million was recorded related to previously disclosed inquiries from government authorities. The matter was settled in 2014 for $7 million less than originally estimated and a corresponding recovery was recognized.
Outside services increased $25 million or 24 percent during 2014 when compared to 2013 primarily due to the use of temporary staffing for compliance and regulatory related projects as well as increased servicing costs related to continued purchases of indirect loans from a third party.
Branch consolidation, property and equipment charges increased $11 million to $16 million in 2014. The increase was due to charges related to valuation adjustments on owned branch properties that were recognized. The charges were a result of Regions' decision to consolidate 30 branches in late 2013 and 50 branches in the fourth quarter of 2014.
The Company’s income tax expense for 2014 was $548 million compared to $561 million in 2013, resulting in an effective tax rate of 32.6 percent and 33.7 percent, respectively.
At December 31, 2014, the allowance for loan losses totaled $1.1 billion or 1.43 percent of total loans, net of unearned income compared to $1.3 billion or 1.80 percent at year-end 2013. Net charge-offs totaled $307 million, or 0.40 percent of average loans in 2014 compared to $716 million, or 0.96 percent of average loans in 2013. Net charge-offs were lower across most major categories when comparing 2014 to the prior year primarily due to fundamental improvement in credit performance. During 2014, the provision for loan losses was $69 million. This compares to a provision for loan losses of $138 million in 2013. Non-performing assets decreased from $1.3 billion at December 31, 2013, to $991 million at December 31, 2014, reflecting management’s continuing efforts to work through problem assets and reduce the riskiest exposures.

Table 27—Quarterly Results of Operations

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income, including other financing income	$933	$901	$883	$886	$894	$897	$900	$898
Total interest expense and depreciation expense on operating lease assets	97	65	63	71	74	76	77	82
Net interest income and other financing income	836	836	820	815	820	821	823	816
Provision for loan losses	69	60	63	49	8	24	35	2
Net interest income and other financing income after provision for loan losses	767	776	757	766	812	797	788	814
Total non-interest income, excluding securities gains, net	503	490	584	465	462	490	469	455
Securities gains, net	11	7	6	5	12	7	6	2
Total non-interest expense	873	895	934	905	969	826	820	817
Income from continuing operations before income taxes	408	378	413	331	317	468	443	454
Income tax expense	120	116	124	95	98	151	148	151
Income from continuing operations	288	262	289	236	219	317	295	303
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(6)	(6)	(6)	(4)	(5)	5	2	19
Income tax expense (benefit)	(3)	(2)	(2)	(2)	(2)	2	1	7
Income (loss) from discontinued operations, net of tax	(3)	(4)	(4)	(2)	(3)	3	1	12
Net income	$285	$258	$285	$234	$216	$320	$296	$315
Income from continuing operations available to common shareholders	$272	$246	$273	$220	$203	$297	$287	$295
Net income available to common shareholders	$269	$242	$269	$218	$200	$300	$288	$307
Earnings per common share from continuing operations: (1)
Basic	$0.21	$0.19	$0.20	$0.16	$0.15	$0.22	$0.21	$0.21
Diluted	0.21	0.19	0.20	0.16	0.15	0.21	0.21	0.21
Earnings per common share: (1)
Basic	$0.21	$0.18	$0.20	$0.16	$0.15	$0.22	$0.21	$0.22
Diluted	0.21	0.18	0.20	0.16	0.15	0.22	0.21	0.22
Cash dividends declared per common share	0.06	0.06	0.06	0.05	0.05	0.05	0.05	0.03
Market price: (2)
High	$10.28	$10.87	$10.82	$10.68	$10.83	$10.96	$11.28	$11.54
Low	8.54	8.74	9.28	8.59	8.85	9.65	9.80	9.79
________

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

(2)	High and low market prices are based on intraday sales prices.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Regions Financial Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Regions Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Regions Financial Corporation and subsidiaries and our report dated February 16, 2016, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2016, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 16, 2016

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(In millions, except share data)
Assets
Cash and due from banks	$1,382	$1,601
Interest-bearing deposits in other banks	3,932	2,303
Federal funds sold and securities purchased under agreements to resell	—	100
Trading account securities	143	106
Securities held to maturity (estimated fair value of $1,969 and $2,209, respectively)	1,946	2,175
Securities available for sale	22,710	22,053
Loans held for sale (includes $353 and $440 measured at fair value, respectively)	448	541
Loans, net of unearned income	81,162	77,307
Allowance for loan losses	(1,106)	(1,103)
Net loans	80,056	76,204
Other earning assets	1,652	616
Premises and equipment, net	2,152	2,193
Interest receivable	319	310
Goodwill	4,878	4,816
Residential mortgage servicing rights at fair value	252	257
Other identifiable intangible assets	259	275
Other assets	5,921	6,013
Total assets	$126,050	$119,563
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$34,862	$31,747
Interest-bearing	63,568	62,453
Total deposits	98,430	94,200
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	—	1,753
Other short-term borrowings	10	500
Total short-term borrowings	10	2,253
Long-term borrowings	8,349	3,462
Total borrowed funds	8,359	5,715
Other liabilities	2,417	2,775
Total liabilities	109,206	102,690
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	884
Common stock authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,338,591,703 and 1,395,204,638 shares, respectively	13	14
Additional paid-in capital	17,883	18,767
Retained earnings (deficit)	(115)	(1,177)
Treasury stock, at cost—41,261,018 and 41,262,645 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(380)	(238)
Total stockholders’ equity	16,844	16,873
Total liabilities and stockholders’ equity	$126,050	$119,563

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2015	2014	2013

Interest income, including other financing income on:
Loans, including fees	$2,942	$2,941	$3,005
Securities - taxable	564	584	572
Loans held for sale	16	22	29
Trading account securities	5	3	3
Other earning assets	43	39	38
Operating lease assets	33	—	—
Total interest income, including other financing income	3,603	3,589	3,647
Interest expense on:
Deposits	109	105	135
Short-term borrowings	1	2	2
Long-term borrowings	158	202	247
Total interest expense	268	309	384
Depreciation expense on operating lease assets	28	—	—
Total interest expense and depreciation expense on operating lease assets	296	309	384
Net interest income and other financing income	3,307	3,280	3,263
Provision for loan losses	241	69	138
Net interest income and other financing income after provision for loan losses	3,066	3,211	3,125
Non-interest income:
Service charges on deposit accounts	662	695	734
Card and ATM fees	364	334	319
Mortgage income	162	149	236
Securities gains (losses), net	29	27	26
Other	854	698	781
Total non-interest income	2,071	1,903	2,096
Non-interest expense:
Salaries and employee benefits	1,883	1,810	1,818
Net occupancy expense	361	368	365
Furniture and equipment expense	303	287	280
Other	1,060	967	1,093
Total non-interest expense	3,607	3,432	3,556
Income from continuing operations before income taxes	1,530	1,682	1,665
Income tax expense	455	548	561
Income from continuing operations	1,075	1,134	1,104
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(22)	21	(24)
Income tax expense (benefit)	(9)	8	(11)
Income (loss) from discontinued operations, net of tax	(13)	13	(13)
Net income	$1,062	$1,147	$1,091
Net income from continuing operations available to common shareholders	$1,011	$1,082	$1,072
Net income available to common shareholders	$998	$1,095	$1,059
Weighted-average number of shares outstanding:
Basic	1,325	1,375	1,395
Diluted	1,334	1,387	1,410
Earnings per common share from continuing operations:
Basic	$0.76	$0.79	$0.77
Diluted	0.76	0.78	0.76
Earnings per common share:
Basic	$0.75	$0.80	$0.76
Diluted	0.75	0.79	0.75
Cash dividends declared per common share	0.23	0.18	0.10
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2015	2014	2013
	(In millions)
Net income	$1,062	$1,147	$1,091
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and ($43) tax effect, respectively)	—	—	(68)
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($6), ($5) and ($3) tax effect, respectively)	(8)	(9)	(4)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	8	9	(64)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($103), $131 and ($268) tax effect, respectively)	(166)	214	(441)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $10, $10 and $9 tax effect, respectively)	19	17	17
Net change in unrealized gains (losses) on securities available for sale, net of tax	(185)	197	(458)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $82, $60 and ($15) tax effect, respectively)	137	96	(25)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $58, $48 and $33 tax effect, respectively)	95	78	53
Net change in unrealized gains (losses) on derivative instruments, net of tax	42	18	(78)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($21), ($97) and $108 tax effect, respectively)	(38)	(159)	171
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($17), ($9) and ($25) tax effect, respectively)	(31)	(16)	(45)
Net change from defined benefit pension plans and other post employment benefits, net of tax	(7)	(143)	216
Other comprehensive income (loss), net of tax	(142)	81	(384)
Comprehensive income	$920	$1,228	$707
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2013	1	$482	1,413	$15	$19,652	$(3,415)	$(1,377)	$65	$15,422
Net income	—	—	—	—	—	1,091	—	—	1,091
Unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	(68)	(68)
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(458)	(458)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(78)	(78)
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	216	216
Cash dividends declared—$0.10 per share	—	—	—	—	(138)	—	—	—	(138)
Preferred stock dividends	—	(32)	—	—	—	—	—	—	(32)
Common stock transactions:
Impact of share repurchase	—	—	(36)	(1)	(339)	—	—	—	(340)
Impact of stock transactions under compensation plans, net and other	—	—	1	—	41	—	—	—	41
BALANCE AT DECEMBER 31, 2013	1	$450	1,378	$14	$19,216	$(2,324)	$(1,377)	$(319)	$15,660
Net income	—	—	—	—	—	1,147	—	—	1,147
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	9	9
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	197	197
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	18	18
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	(143)	(143)
Cash dividends declared—$0.18 per share	—	—	—	—	(247)	—	—	—	(247)
Preferred stock dividends	—	(52)	—	—	—	—	—	—	(52)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series B, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	486	—	—	—	—	—	—	486
Common stock transactions:
Impact of share repurchase	—	—	(26)	—	(256)	—	—	—	(256)
Impact of stock transactions under compensation plans, net and other	—	—	2	—	54	—	—	—	54
BALANCE AT DECEMBER 31, 2014	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Net income	—	—	—	—	—	1,062	—	—	1,062
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	8	8
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(185)	(185)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	42	42
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	(7)	(7)
Cash dividends declared—$0.23 per share	—	—	—	—	(304)	—	—	—	(304)
Preferred stock dividends	—	(64)	—	—	—	—	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(63)	(1)	(622)	—	—	—	(623)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	42	—	—	—	42
BALANCE AT DECEMBER 31, 2015	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(In millions)
Operating activities:
Net income	$1,062	$1,147	$1,091
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	241	69	138
Depreciation, amortization and accretion, net	523	523	645
Securities (gains) losses, net	(29)	(27)	(26)
Deferred income tax expense	201	196	400
Originations and purchases of loans held for sale	(2,560)	(2,506)	(4,075)
Proceeds from sales of loans held for sale	2,755	2,589	5,051
Gain on TDRs held for sale, net	—	(35)	—
(Gain) loss on sale of loans, net	(87)	(108)	(113)
(Gain) loss on early extinguishment of debt	43	—	61
(Gain) loss on sale of other assets	—	—	(24)
Net change in operating assets and liabilities:
Trading account securities	(37)	5	5
Other earning assets	(200)	29	761
Interest receivable and other assets	12	(179)	723
Other liabilities	(449)	421	(915)
Other	97	(17)	23
Net cash from operating activities	1,572	2,107	3,745
Investing activities:
Proceeds from maturities of securities held to maturity	229	178	76
Proceeds from sales of securities available for sale	3,138	1,637	3,685
Proceeds from maturities of securities available for sale	3,890	3,207	5,406
Purchases of securities available for sale	(7,819)	(5,872)	(6,853)
Proceeds from sales of loans	76	696	193
Purchases of loans	(1,127)	(1,077)	(978)
Purchases of mortgage servicing rights	(4)	(21)	(28)
Net change in loans	(4,138)	(2,287)	(1,386)
Net purchases of other assets	(369)	(242)	(186)
Net cash from investing activities	(6,124)	(3,781)	(71)
Financing activities:
Net change in deposits	4,230	1,747	(3,021)
Net change in short-term borrowings	(2,243)	71	608
Proceeds from long-term borrowings	5,996	—	750
Payments on long-term borrowings	(1,142)	(1,350)	(1,719)
Cash dividends on common stock	(304)	(247)	(138)
Cash dividends on preferred stock	(64)	(52)	(32)
Net proceeds from issuance of preferred stock	—	486	—
Repurchase of common stock	(623)	(256)	(340)
Other	12	6	2
Net cash from financing activities	5,862	405	(3,890)
Net change in cash and cash equivalents	1,310	(1,269)	(216)
Cash and cash equivalents at beginning of year	4,004	5,273	5,489
Cash and cash equivalents at end of year	$5,314	$4,004	$5,273
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to the allowance for credit losses, fair value measurements, intangibles, residential MSRs and income taxes.
Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Annual Report on Form 10-K.
Effective January 1, 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. Refer to the "Recent Accounting Pronouncements and Accounting Changes" section below and Note 2 for additional information. Certain other amounts in prior period financial statements have also been reclassified to conform to the current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income, comprehensive income (loss), total assets or total stockholders’ equity as previously reported.
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Regions, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. Regions considers a voting rights entity to be a subsidiary and consolidates it if Regions has a controlling financial interest in the entity. VIEs are consolidated if Regions has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., Regions is considered to be the primary beneficiary). The assessment of whether or not Regions is the primary beneficiary of a VIE is performed on an ongoing basis. Investments in companies which are not VIEs but in which Regions has significant influence over the operating and financing decisions, are accounted for using the equity method of accounting. Investments in VIEs, where Regions is not the primary beneficiary of a VIE, are accounted for using either the proportional amortization method or the equity method of accounting. These investments are included in other assets in the consolidated balance sheets. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured. Refer to Note 2 for additional disclosures regarding Regions’ significant VIEs.
Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in other assets in the consolidated balance sheets and dividends received or receivable from these investments are included as a component of other non-interest income in the consolidated statements of income.
DISCONTINUED OPERATIONS
On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan and related affiliates. The transaction closed on April 2, 2012. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. Other expenses related to the transaction are also included in discontinued operations. See Note 3 and Note 24 for further discussion.
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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2015	2014	2013
	(In millions)
Cash paid (received) during the period for:
Interest on deposits and borrowings	$268	$314	$667
Income taxes, net	129	296	54
Non-cash transfers:
Operating leases transferred from loans	879	—	—
Loans held for sale and loans transferred to other real estate	156	125	227
Loans transferred to loans held for sale(1)	69	101	712
Loans held for sale transferred to loans	3	4	26
Properties transferred to held for sale	38	8	6
Securities available for sale transferred to held to maturity	—	—	2,418
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
The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, whether the Company expects to receive all scheduled principal and interest payments, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings as part of net securities gains (losses), and the portion of other-than-temporary impairment related to all other factors is recognized in accumulated other comprehensive income (loss). Additionally, the Company recognizes impairment of available for sale equity securities when the cost basis is above the highest traded price within the past six months; the cost basis of the securities is adjusted to current estimated fair value with the entire offset recorded in the statement of income. Refer to Note 4 for further detail and information on securities.

LOANS HELD FOR SALE
Regions’ loans held for sale include commercial loans, investor real estate loans and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in other non-interest expense. Gains and losses on the sale of these loans are included in other non-interest expense when realized. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment (or portfolio loans). Loans held for investment are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Regions' loan balance is comprised of commercial, investor real estate and consumer loans. Interest income on all types of loans is accrued based on the contractual interest rate and the principal amount outstanding using methods that approximate the interest method, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans. See Note 5 for further detail and information on loans.
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
Charge-offs on commercial and investor real estate loans are primarily based on the facts and circumstances of the individual loan and occur when available information confirms the loan is not or will not be fully collectible. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Commercial and investor real estate loan relationships of $250,000 or less are subject to charge-off or charge down to net realizable value at 180 days past due, based on collateral value.
Non-accrual and charge-off decisions for consumer loans are dictated by the FFIEC's Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. Non-accrual status is driven by the charge-off process as follows. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on net loan to value exposure. For home equity loans in a second lien position, the evaluation is performed at 120 days past due. If a loan is secured by collateral having a net realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are charged-off in full at either 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards.
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
All loans on non-accrual status may be returned to accrual status and interest accrual resumed if all of the following conditions are met: 1) the loan is brought contractually current as to both principal and interest, 2) future payments are reasonably expected to continue being received in accordance with the terms of the loan and repayment ability can be reasonably demonstrated, and 3) the loan has been performing for at least six months.
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
The allowance is maintained at a level believed appropriate by management to absorb probable credit losses inherent in the loan and unfunded credit commitment portfolios in accordance with GAAP and regulatory guidelines. Management’s determination of the appropriateness of the allowance is a quarterly process and is based on an evaluation and rating of the loan portfolio segments, historical loan loss experience, current economic conditions, collateral values securing loans, levels of problem loans, volume, growth, quality and composition of the loan portfolio, regulatory guidance, and other relevant factors. Changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively. However, the entire allowance is available to cover all charge-offs that arise from the loan portfolio.
CALCULATION OF ALLOWANCE FOR CREDIT LOSSES
Commercial and Investor Real Estate Components
Impaired Loans
Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and all TDRs. Regions considers the current value of collateral, credit quality of any guarantees, guarantor’s liquidity and willingness to repay, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and Regions’ evaluation of the borrower’s management. For non-accrual commercial and investor real estate loans (including TDRs) equal to or greater than $2.5 million, the allowance for loan losses is based on a note-level evaluation considering the facts and circumstances specific to each borrower. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated projected cash flow method to measure impairment. For commercial and investor real estate accruing TDRs and all non-accruing loans less than $2.5 million, the allowance for loan losses is based on a discounted cash flow analysis performed at the note level, where estimated projected cash flows reflect credit losses based on statistical information (including historical default information) derived from loans with similar risk characteristics (e.g., credit quality indicator and product type) using PDs and LGDs as described in the following paragraph.
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
Reserve for Unfunded Credit Commitments
In order to estimate a reserve for unfunded commitments, Regions uses a process consistent with that used in developing the allowance for loan losses. The reserve is based on an EAD multiplied by a PD multiplied by an LGD. The EAD is estimated based on an analysis of historical funding patterns for defaulted loans in various categories. The PD and LGD align with the statistically-calculated parameters used to calculate the allowance for loan losses for various pools, which are based on credit quality indicators and product type. The methodology applies to commercial and investor real estate credit commitments and standby letters of credit that are not unconditionally cancellable.
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
The CAP was designed to evaluate potential consumer loan participants as early as possible in the life cycle of the troubled loan (as described in Note 6). Many of the modifications are finalized without the borrower ever reaching the applicable number of days past due, and therefore the loan may never be placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans.
OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, and operating lease assets. See Note 8 for additional information.
INVESTMENTS IN FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK
During the fourth quarter of 2015, Regions reclassified its investments in FRB and FHLB stock from securities available for sale to other earning assets on its consolidated balance sheets. This reclassification was made for all periods presented.
Stock ownership in the FRB and FHLB is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These shares are accounted for at amortized cost, which approximates fair value.
INVESTMENTS IN OPERATING LEASES
Investments in operating leases represent the assets underlying the related lease contracts and are reported at cost, less accumulated depreciation and net of origination fees and costs. Depreciation on these assets is generally provided on a straight-

line basis down to an estimated residual value over the lease term. Regions periodically evaluates its depreciation rate for leased assets based on projected residual values and adjusts depreciation expense over the remaining life of the lease if deemed appropriate. Regions also evaluates the current value of the operating lease assets and tests for impairment to the extent necessary. Income from operating lease assets includes lease origination fees, net of lease origination costs, and is recognized as operating lease revenue on a straight line basis over the scheduled lease term. The accrual of revenue on operating leases is generally discontinued at the time an account is determined to be uncollectible. Operating lease revenue and the depreciation expense on the related operating lease assets are included as components of net interest income and other financing income on the consolidated statements of income. When a leased asset is returned, its remaining value is reclassified from other earning assets to other assets and recorded at the lower of cost or estimated fair value, less costs to sell, on Regions' consolidated balance sheet. Impairment of the operating lease asset, as well as residual value gains and losses at the end of the lease term are recorded through other non-interest income.
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Land is carried at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. Premises and equipment are evaluated for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Maintenance and repairs are charged to non-interest expense in the consolidated statements of income. Improvements that extend the useful life of the asset are capitalized to the carrying value and depreciated. See Note 9 for detail of premises and equipment.
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
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets include the following: 1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate maturity deposits, 2) amounts capitalized related to the value of acquired customer relationships, 3) amounts recorded related to employment agreements with certain individuals of acquired entities, and 4) the Fannie Mae DUS license. Core deposit intangibles and certain other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.
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

Regions utilizes the CAPM in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium, all based on published data. To determine the estimated cost of equity for each reporting unit, a size premium is added (also based on a published source) as well as a company-specific risk premium (based on business model and market perception of risk) to the base discount rate.
Regions uses the GCM and the GTM as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to tangible book value (for Corporate Bank and Consumer Bank) or price to earnings (for Wealth Management) ratios and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).
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
Refer to Note 10 for further detail and discussion of the results of the goodwill and other identifiable intangibles impairment tests.
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
Regions has elected to account for its residential mortgage servicing assets using the fair value measurement method. Under the fair value measurement method, residential mortgage servicing assets are measured at estimated fair value each period with changes in fair value recorded as a component of mortgage income. The fair value of residential MSRs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of residential mortgages in the servicing portfolio could result in significant valuation adjustments, thus creating potential volatility in the carrying amount of residential MSRs. The valuation method relies on an OAS to consider prepayment risk and equate the asset's discounted cash flows to its market price. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value.
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions' related commercial MSRs are recorded in other assets on the consolidated balance sheets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Regions periodically evaluates its commercial MSRs for impairment. Regions has a one-third loss share guarantee associated with the majority of the DUS servicing portfolio. The other two-thirds loss share guarantee is retained by Fannie Mae. The estimated fair value of the loss share guarantee is recorded in other liabilities on the consolidated balance sheets.
Refer to Note 7 for further information on servicing of financial assets.
FORECLOSED PROPERTY AND OTHER REAL ESTATE
Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or estimated fair value less estimated costs to sell the property. At the date of transfer from the loan portfolio, if the recorded investment in the loan exceeds the property’s estimated fair value less estimated costs to sell, a write-down is recorded against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. At December 31, 2015 and 2014, the carrying values of foreclosed properties were approximately $100 million and $124 million, respectively.
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
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In at least some cases, counterparties post collateral at a zero threshold regardless of credit rating. The majority of interest rate derivatives traded by Regions with dealing counterparties are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse.
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
The Company elects to account for certain derivative financial instruments as accounting hedges which, based on the exposure being hedged, are either fair value or cash flow hedges.
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
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of accumulated other comprehensive income (loss). Ineffectiveness is measured by comparing the change in fair value of the respective derivative instrument and the change in fair value of a “perfectly effective” hypothetical derivative instrument. Ineffectiveness will be recognized in earnings only if it results from an overhedge (i.e. the change in the value of the derivative exceeds the change related to the hedged exposure). The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other non-interest expense during the period of change. Amounts recorded in accumulated other comprehensive income (loss) are recognized in earnings in the period or periods during which the hedged item impacts earnings.
The Company formally documents all hedging relationships, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.

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
Derivative contracts related to continuing operations for which the Company has not elected to apply hedge accounting are classified as other assets or liabilities with gains and losses related to the change in fair value recognized in capital markets fee income and other or mortgage income, as applicable, in the statements of income during the period. These positions, as well as non-derivative instruments, are used to mitigate economic and accounting volatility related to customer derivative transactions, the mortgage pipeline and the fair value of residential MSRs.
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
Regions enters into various derivative agreements with customers desiring protection from possible future market fluctuations. Regions manages the market risk associated with these derivative agreements in a trading portfolio. The contracts in this portfolio for which the Company has elected not to apply hedge accounting are marked-to-market through earnings and included in other assets and other liabilities.
Concurrent with the election to use fair value measurement for residential MSRs, Regions began using various derivative instruments to mitigate the impact of changes in the fair value of residential MSRs in the statements of income. This effort may involve the use of various derivative instruments, including, but not limited to, forwards, futures, swaps and options. These derivatives are carried at estimated fair value, with changes in fair value reported in mortgage income.
Refer to Note 21 for further discussion and details of derivative financial instruments and hedging activities.
INCOME TAXES
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences. Under this method, deferred tax assets and liabilities are determined by applying the federal and state tax rates to the differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in other assets or other liabilities in the consolidated balance sheets, as appropriate. Any effect of a change in federal and state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The Company reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit, as applicable.
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
Refer to Note 20 for further discussion regarding income taxes.
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
SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock), restricted stock units, performance stock units and stock options. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock, restricted stock units or performance stock units is determined based on the closing price of Regions common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, expire, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock.
See Note 17 for further discussion and details of share-based payments.
EMPLOYEE BENEFIT PLANS
Regions uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flows during the year for calculating the expected investment return on all pension plan assets. At a minimum, amortization of the net gain or loss included in accumulated other comprehensive income resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active participating employees expected to receive benefits under the plan. Regions uses a third-party actuary to compute the remaining service period of active participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.
REVENUE RECOGNITION
The largest source of revenue for Regions is interest income. Interest income is recognized using the interest method driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit and mortgage-related fees, including letter of credit fees, servicing fees, and fees related to credit cards are recognized in non-interest income when earned. Regions recognizes commission revenue and exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits, interchange income on credit cards and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.
PER SHARE AMOUNTS
Earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, plus the effect of outstanding stock options and stock performance awards if dilutive. Refer to Note 16 for additional information.
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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Trading account securities, securities available for sale, certain mortgage loans held for sale, residential MSRs, derivative assets and derivative liabilities are recorded at fair value on a recurring basis. Below is a description of valuation methodologies for these assets and liabilities.
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

•
Obligations of states and political subdivisions are generally based on data from third-party pricing services. The valuations are based on a market approach using observable inputs such as benchmark yields, MSRB reported trades, material event notices and new issue data. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.

•
Other debt securities are valued based on Level 1, 2 and 3 measurements, depending on pricing methodology selected and are valued primarily using data from third-party pricing services. Pricing from these third-party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids and offers, and TRACE reported trades.

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
Mortgage loans held for sale consist of residential first mortgage loans held for sale that are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. Regions has elected to measure certain residential mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under the “Fair Value Option” section in Note 22).
Residential mortgage servicing rights are valued using an option-adjusted spread valuation approach, a Level 3 measurement. The underlying assumptions and estimated values are corroborated at least quarterly by values received from independent third parties. See Note 7 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.

Derivative assets and liabilities, which primarily consist of interest rate, foreign exchange, and commodity contracts that include forwards, futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, which are Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at an appropriate index rate. The assumed cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, which are Level 2 measurements. Interest rate lock commitments on loans intended for sale and risk participations categorized as credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.
ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis.
Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, Regions also obtains valuations from professional valuation experts and/or third party appraisers. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds is valued based on appraisals. Appraisals are performed by third-parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice. Regions’ policies related to appraisals conform to regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs. Regions has a centralized appraisal review function that is responsible for reviewing appraisals for compliance with banking regulations and guidelines as well as appraisal standards. Based on these reviews, Regions may make adjustments to the market value conclusions determined in the appraisals of real estate (either as other real estate or loans held for sale) when the appraisal review function determines that the valuation is based on inappropriate assumptions or where the conclusion is not sufficiently supported by the market data presented in the appraisal. Adjustments to the market value conclusions are discussed with the professional valuation experts and/or third-party appraisers; the magnitude of the adjustments that are not mutually agreed upon is insignificant. In either event, adjustments, if made, must be based on sufficient information available to support an alternate opinion of market value. An estimated standard discount factor, which is updated at least annually, is applied to the appraisal amount for certain commercial and investor real estate properties when the recorded investment in the loan is transferred into foreclosed property. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market. These non-recurring fair value measurements are typically recorded on the date an updated offered quote, appraisal, or third-party valuation is received.
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
Loans, (excluding capital leases), net of unearned income and allowance for loan losses: A discounted cash flow method under the income approach is utilized to estimate the fair value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of principal and interest payments, principal prepayments, and estimates of principal defaults, loss given default, and current market interest rates (excluding credit). The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations.
Other earning assets (excluding operating leases): The carrying amounts reported in the consolidated balance sheets approximate the estimated fair values. While these instruments are not actively traded in the market, the majority of the inputs required to value them are actively quoted and can be validated through external sources. Accordingly, these are Level 2 valuations.
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
Short-term and long-term borrowings: The carrying amounts of short-term borrowings reported in the consolidated balance sheets approximate the estimated fair values, and are considered Level 2 measurements as similar instruments are traded in active markets. The fair values of certain long-term borrowings are estimated using quoted market prices of identical instruments in active markets and are considered Level 1 measurements. The fair values of certain long term borrowings are estimated using quoted market prices of identical instruments in non-active markets and are considered Level 2 valuations. Otherwise, valuations are based on non-binding broker quotes and are considered Level 3 valuations.
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
Indemnification obligation: The estimated fair value of the indemnification obligation was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. Because the future cash flows and probability weights are Company-specific inputs, this is a Level 3 valuation. See Note 24 for further information regarding the indemnification obligation.
See Note 22 for additional information related to fair value measurements.
RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
In January 2014, the FASB issued new accounting guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of these investments to apply a proportional amortization method, which recognizes the amortized cost of the investment as a component of income tax expense, provided that the investment meets certain criteria. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and was adopted by Regions for financial reporting beginning with the first quarter of 2015. The adoption is required to be applied retrospectively to all prior periods presented. The cumulative effect to retained earnings (deficit) as of January 1, 2015 of adopting this guidance was a reduction of $116 million.
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
FUTURE APPLICATION OF ACCOUNTING STANDARDS
In February 2015, the FASB issued new accounting guidance that eliminates the consolidation model created specifically for limited partnerships and creates a single model for evaluating consolidation of legal entities. The new guidance does the following: (a) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (b) eliminates the presumption that a general partner should consolidate a limited partnership; (c) modifies the consolidation analysis for all reporting entities associated with VIEs, particularly those that have fee arrangements and related party relationships; and (d) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are similar to investment companies as defined in the Investment Company Act of 1940. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
In April 2015, the FASB issued new accounting guidance that requires entities to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of the debt liability. The new guidance is similar to existing presentation requirements for debt discounts and does not affect entities’ recognition and measurement of debt issuance costs. Previously, entities were required to present debt issuance costs as deferred charges in the asset section of the statement of financial position. The guidance is effective for annual and interim periods beginning after December 15, 2015. All entities must apply the guidance on a retrospective basis and provide the required disclosures for a change in accounting principle in the period of adoption. Early adoption is permitted. Regions believes the adoption of this guidance will not be material to prior periods and therefore retrospective application and the related disclosures will not be necessary for Regions.
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
In January 2016, the FASB issued accounting guidance on the recognition and measurement of financial assets and financial liabilities that supersedes existing guidance.  The new guidance: (a) requires equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income; (b) simplifies the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is not permitted except for the amendment related to separate presentation in other comprehensive income discussed above in (e).  Entities should apply the amendments by means of cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  Regions is evaluating the impact to its consolidated financial statements upon adoption.

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
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. Effective January 1, 2015, the Company adopted new guidance related to the accounting for these investments. For investments that met the criteria specified in the guidance, Regions elected to use the proportional amortization method. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments in other assets on the consolidated balance sheets. Under the proportional amortization method, the initial investment is amortized in proportion to the actual tax credits and other tax benefits to be received in the current period as compared to the total tax credits and other tax benefits expected to be received over the life of the investment. The amortization and tax benefits are included as a component of income tax expense. The newly adopted guidance required retrospective application. All prior period amounts impacted by this guidance have been revised. See Note 1 for additional details.
Regions reports its equity share of affordable housing partnership gains and losses as an adjustment to non-interest income. Regions reports its commitments to make future investments in other liabilities on the consolidated balance sheets. The Company also receives tax credits, which are reported as a reduction of income tax expense (or increase to income tax benefit) related to these transactions. Additionally, Regions has short-term construction loans or letters of credit commitments with certain limited partnerships. The funded portion of the short-term loans and letters of credit is classified as commercial and industrial loans or investor real estate construction loans, as applicable, in Note 5. Regions also has long-term mortgage loans with certain limited partnerships. These long-term loans are classified as investor real estate mortgage loans in Note 5.
The Company recognized $103 million and $90 million in amortization expense and $118 million and $105 million of tax credits related to investments in qualified affordable housing projects utilizing the proportional amortization method during 2015 and 2014, respectively. The Company also recognized $32 million and $30 million of other tax benefits related to these investments during 2015 and 2014, respectively.
A summary of Regions’ proportional amortization method investments, equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2015	2014
	(In millions)
Proportional amortization method investments included in other assets (1)	$891	$814
Equity method investments included in other assets	26	32
Unfunded commitments included in other liabilities	285	271
Short-term construction loans and letters of credit commitments	266	233
Funded portion of short-term loans and letters of credit	139	122
_________

(1)
In the first quarter of 2015, the Company adopted new guidance related to the accounting for investments in qualified affordable housing projects. The guidance required retrospective application. All prior period amounts impacted by this guidance have been revised.

NOTE 3. DISCONTINUED OPERATIONS
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The transaction closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. See Note 24 for related disclosure.
The following table represents the condensed results of operations for discontinued operations:

	Year Ended December 31
	2015	2014	2013
	(In millions, except per share data)
Non-interest income:
Insurance proceeds	$—	$19	$—
Total non-interest income	—	19	—
Non-interest expense:
Professional and legal expenses	21	(3)	23
Other	1	1	1
Total non-interest expense	22	(2)	24
Income (loss) from discontinued operations before income taxes	(22)	21	(24)
Income tax expense (benefit)	(9)	8	(11)
Income (loss) from discontinued operations, net of tax	$(13)	$13	$(13)
Earnings (loss) per common share from discontinued operations:
Basic	$(0.01)	$0.01	$(0.01)
Diluted	$(0.01)	$0.01	$(0.01)

NOTE 4. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	December 31, 2015
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(10)	340	9	—	349
Mortgage-backed securities:
Residential agency	1,490	—	(61)	1,429	18	(2)	1,445
Commercial agency	181	—	(5)	176	—	(2)	174
	$2,022	$—	$(76)	$1,946	$27	$(4)	$1,969

Securities available for sale:
U.S. Treasury securities	$228	$1	$(1)	$228			$228
Federal agency securities	219	—	(1)	218			218
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	16,003	149	(90)	16,062			16,062
Residential non-agency	5	—	—	5			5
Commercial agency	3,033	10	(25)	3,018			3,018
Commercial non-agency	1,245	3	(17)	1,231			1,231
Corporate and other debt securities	1,718	12	(63)	1,667			1,667
Equity securities (2)	272	10	(2)	280			280
	$22,724	$185	$(199)	$22,710			$22,710

	December 31, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(12)	338	6	—	344
Mortgage-backed securities:
Residential agency	1,698	—	(71)	1,627	35	(1)	1,661
Commercial agency	216	—	(7)	209	—	(6)	203
	$2,265	$—	$(90)	$2,175	$41	$(7)	$2,209

Securities available for sale:
U.S. Treasury securities	$176	$—	$—	$176			$176
Federal agency securities	233	2	—	235			235
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	15,788	283	(33)	16,038			16,038
Residential non-agency	7	1	—	8			8
Commercial agency	1,959	14	(9)	1,964			1,964
Commercial non-agency	1,489	14	(9)	1,494			1,494
Corporate and other debt securities	1,980	36	(26)	1,990			1,990
Equity securities (2)	135	12	(1)	146			146
	$21,769	$362	$(78)	$22,053			$22,053
_________

(1)
The gross unrealized losses recognized in other comprehensive income (OCI) on held to maturity securities resulted from a transfer of available for sale securities to held to maturity in the second quarter of 2013.

(2)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

Securities with carrying values of $11.9 billion and $12.1 billion at December 31, 2015 and 2014, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $50 million and zero of encumbered U.S. Treasury securities at December 31, 2015 and December 31, 2014, respectively.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	350	349
Mortgage-backed securities:
Residential agency	1,490	1,445
Commercial agency	181	174
	$2,022	$1,969
Securities available for sale:
Due in one year or less	$64	$64
Due after one year through five years	819	814
Due after five years through ten years	996	972
Due after ten years	287	264
Mortgage-backed securities:
Residential agency	16,003	16,062
Residential non-agency	5	5
Commercial agency	3,033	3,018
Commercial non-agency	1,245	1,231
Equity securities	272	280
	$22,724	$22,710
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at December 31, 2015 and 2014. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$198	$(1)	$—	$—	$198	$(1)
Mortgage-backed securities:
Residential agency	322	(7)	1,121	(38)	1,443	(45)
Commercial agency	—	—	174	(7)	174	(7)
	$520	$(8)	$1,295	$(45)	$1,815	$(53)

Securities available for sale:
U.S. Treasury securities	$59	$(1)	$8	$—	$67	$(1)
Federal agency securities	74	—	7	—	81	—
Mortgage-backed securities:
Residential agency	8,037	(73)	791	(17)	8,828	(90)
Residential non-agency	3	—	—	—	3	—
Commercial agency	1,695	(20)	273	(5)	1,968	(25)
Commercial non-agency	684	(12)	264	(6)	948	(18)
All other securities	805	(36)	307	(29)	1,112	(65)
	$11,357	$(142)	$1,650	$(57)	$13,007	$(199)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$—	$—	$344	$(6)	$344	$(6)
Mortgage-backed securities:
Residential agency	—	—	1,659	(37)	1,659	(37)
Commercial agency	—	—	203	(13)	203	(13)
	$—	$—	$2,206	$(56)	$2,206	$(56)

Securities available for sale:
U.S. Treasury securities	$74	$—	$3	$—	$77	$—
Federal agency securities	—	—	3	—	3	—
Mortgage-backed securities:
Residential agency	1,178	(5)	2,587	(28)	3,765	(33)
Commercial agency	464	(4)	316	(5)	780	(9)
Commercial non-agency	242	(1)	500	(8)	742	(9)
All other securities	400	(7)	455	(20)	855	(27)
	$2,358	$(17)	$3,864	$(61)	$6,222	$(78)
The number of individual securities in an unrealized loss position in the tables above increased from 827 at December 31, 2014 to 1,081 at December 31, 2015. The increase in the number of securities and the total amount of unrealized losses from year-end 2014 was primarily due to changes in interest rates and spreads within various fixed income products. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating other-than-temporary impairments, management did identify a limited number of positions where an other-than-temporary impairment was believed to exist during 2015. Such impairments were the result of the Company either having decided to sell certain positions, a belief that, pursuant to certain governance, it is more likely than not that the Company will be required to sell certain positions, or a belief that it is more likely than not that securities' amortized cost would not be recovered. Total impairments in 2015 were $7 million, and have been reflected as a reduction of net securities gains (losses) on the consolidated statements of income.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary-impairment losses, for years ended December 31 are shown in the table below. The cost of securities sold is based on the specific identification method.

	2015	2014	2013
	(In millions)
Gross realized gains	$44	$38	$55
Gross realized losses	(8)	(8)	(29)
Other-than-temporary-impairment ("OTTI")	(7)	(3)	—
Securities gains, net	$29	$27	$26

NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2015	2014
	(In millions)
Commercial and industrial	$35,821	$32,732
Commercial real estate mortgage—owner-occupied	7,538	8,263
Commercial real estate construction—owner-occupied	423	407
Total commercial	43,782	41,402
Commercial investor real estate mortgage	4,255	4,680
Commercial investor real estate construction	2,692	2,133
Total investor real estate	6,947	6,813
Residential first mortgage	12,811	12,315
Home equity	10,978	10,932
Indirect—vehicles	3,984	3,642
Indirect—other consumer	545	206
Consumer credit card	1,075	1,009
Other consumer	1,040	988
Total consumer	30,433	29,092
Total loans, net of unearned income (1)	$81,162	$77,307
_________

(1)	Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $317 million and $464 million at December 31, 2015 and 2014, respectively.
During both 2015 and 2014, Regions purchased approximately $1.1 billion in indirect-vehicles and indirect-other consumer loans from a third party.
During the fourth quarter of 2015, the Company corrected the accounting for certain leases, for which Regions is the lessor. These leases had been previously classified as capital leases but were subsequently determined to be operating leases and totaled approximately $834 million at December 31, 2015. The adjustment resulted in a reclassification of these leases out of loans into other earning assets. Refer to Note 1 and Note 8 for additional information.
The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2015	2014
	(In millions)
Rentals receivable	$326	$402
Estimated residuals on leveraged leases	240	281
Unearned income on leveraged leases	248	332

	2015	2014	2013
	(In millions)
Pre-tax income from leveraged leases	$34	$38	$45
Income tax expense on income from leveraged leases	33	33	37
The income above does not include leveraged lease termination gains of $8 million, $10 million and $39 million with related income tax expense of less than $1 million, $10 million and $33 million for the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015, $14.6 billion in net eligible loans held by Regions were pledged to secure borrowings from the FHLB. At December 31, 2015, an additional $31.2 billion in net eligible loans held by Regions were pledged to the Federal Reserve Bank for potential borrowings.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. The methodology is described in Note 1 "Summary of Significant Accounting Policies."
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013. The total allowance for loan losses and the related loan portfolio ending balances are then disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	191	(65)	115	241
Loan losses:
Charge-offs	(154)	(15)	(234)	(403)
Recoveries	67	27	71	165
Net loan losses	(87)	12	(163)	(238)
Allowance for loan losses, December 31, 2015	758	97	251	1,106
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	(10)	(3)	—	(13)
Reserve for unfunded credit commitments, December 31, 2015	47	5	—	52
Allowance for credit losses, December 31, 2015	$805	$102	$251	$1,158
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$189	$26	$68	$283
Collectively evaluated for impairment	569	71	183	823
Total allowance for loan losses	$758	$97	$251	$1,106
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$743	$191	$835	$1,769
Collectively evaluated for impairment	43,039	6,756	29,598	79,393
Total loans evaluated for impairment	$43,782	$6,947	$30,433	$81,162

	2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	55	(89)	103	69
Loan losses:
Charge-offs	(179)	(24)	(270)	(473)
Recoveries	67	27	72	166
Net loan losses	(112)	3	(198)	(307)
Allowance for loan losses, December 31, 2014	654	150	299	1,103
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	(6)	(4)	(3)	(13)
Reserve for unfunded credit commitments, December 31, 2014	57	8	—	65
Allowance for credit losses, December 31, 2014	$711	$158	$299	$1,168
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$186	$65	$78	$329
Collectively evaluated for impairment	468	85	221	774
Total allowance for loan losses	$654	$150	$299	$1,103
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$742	$417	$856	$2,015
Collectively evaluated for impairment	40,660	6,396	28,236	75,292
Total loans evaluated for impairment	$41,402	$6,813	$29,092	$77,307

	2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	103	(203)	238	138
Loan losses:
Charge-offs	(312)	(70)	(516)	(898)
Recoveries	73	40	69	182
Net loan losses	(239)	(30)	(447)	(716)
Allowance for loan losses, December 31, 2013	711	236	394	1,341
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Provision (credit) for unfunded credit losses	(6)	2	(1)	(5)
Reserve for unfunded credit commitments, December 31, 2013	63	12	3	78
Allowance for credit losses, December 31, 2013	$774	$248	$397	$1,419
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$230	$118	$98	$446
Collectively evaluated for impairment	481	118	296	895
Total allowance for loan losses	$711	$236	$394	$1,341
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,022	$761	$883	$2,666
Collectively evaluated for impairment	38,196	5,989	27,758	71,943
Total loans evaluated for impairment	$39,218	$6,750	$28,641	$74,609

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
Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is secured directly affect the amount of credit extended. Additionally, changes in these values impact the depth of potential losses. Indirect-vehicle lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Indirect-other consumer lending represents other point of sale lending through third parties. Consumer credit card includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.
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

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2015 and 2014.

	2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,639	$963	$894	$325	$35,821
Commercial real estate mortgage—owner-occupied	6,750	306	214	268	7,538
Commercial real estate construction—owner-occupied	385	21	15	2	423
Total commercial	$40,774	$1,290	$1,123	$595	$43,782
Commercial investor real estate mortgage	$3,926	$140	$158	$31	$4,255
Commercial investor real estate construction	2,658	4	30	—	2,692
Total investor real estate	$6,584	$144	$188	$31	$6,947

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,748	$63	$12,811
Home equity			10,885	93	10,978
Indirect—vehicles			3,984	—	3,984
Indirect—other consumer			545	—	545
Consumer credit card			1,075	—	1,075
Other consumer			1,040	—	1,040
Total consumer			$30,277	$156	$30,433
					$81,162

	2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$31,492	$626	$362	$252	$32,732
Commercial real estate mortgage—owner-occupied	7,425	315	285	238	8,263
Commercial real estate construction—owner-occupied	387	9	8	3	407
Total commercial	$39,304	$950	$655	$493	$41,402
Commercial investor real estate mortgage	$4,152	$234	$171	$123	$4,680
Commercial investor real estate construction	2,060	22	49	2	2,133
Total investor real estate	$6,212	$256	$220	$125	$6,813

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,206	$109	$12,315
Home equity			10,830	102	10,932
Indirect—vehicles			3,642	—	3,642
Indirect—other consumer			206	—	206
Consumer credit card			1,009	—	1,009
Other consumer			988	—	988
Total consumer			$28,881	$211	$29,092
					$77,307

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of December 31, 2015 and 2014:

	2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$11	$6	$9	$26	$35,496	$325	$35,821
Commercial real estate mortgage—owner-occupied	24	7	3	34	7,270	268	7,538
Commercial real estate construction—owner-occupied	—	1	—	1	421	2	423
Total commercial	35	14	12	61	43,187	595	43,782
Commercial investor real estate mortgage	14	13	4	31	4,224	31	4,255
Commercial investor real estate construction	2	—	—	2	2,692	—	2,692
Total investor real estate	16	13	4	33	6,916	31	6,947
Residential first mortgage	88	60	220	368	12,748	63	12,811
Home equity	58	26	59	143	10,885	93	10,978
Indirect—vehicles	49	14	9	72	3,984	—	3,984
Indirect—other consumer	2	1	—	3	545	—	545
Consumer credit card	7	5	12	24	1,075	—	1,075
Other consumer	11	4	4	19	1,040	—	1,040
Total consumer	215	110	304	629	30,277	156	30,433
	$266	$137	$320	$723	$80,380	$782	$81,162

	2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$16	$7	$7	$30	$32,480	$252	$32,732
Commercial real estate mortgage—owner-occupied	21	13	5	39	8,025	238	8,263
Commercial real estate construction—owner-occupied	1	—	—	1	404	3	407
Total commercial	38	20	12	70	40,909	493	41,402
Commercial investor real estate mortgage	17	3	3	23	4,557	123	4,680
Commercial investor real estate construction	—	—	—	—	2,131	2	2,133
Total investor real estate	17	3	3	23	6,688	125	6,813
Residential first mortgage	99	64	247	410	12,206	109	12,315
Home equity	73	38	63	174	10,830	102	10,932
Indirect—vehicles	43	10	7	60	3,642	—	3,642
Indirect—other consumer	—	—	—	—	206	—	206
Consumer credit card	8	5	12	25	1,009	—	1,009
Other consumer	13	4	3	20	988	—	988
Total consumer	236	121	332	689	28,881	211	29,092
	$291	$144	$347	$782	$76,478	$829	$77,307

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of December 31, 2015 and 2014. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$363	$41	$322	$26	$296	$98	38.3%
Commercial real estate mortgage—owner-occupied	286	18	268	36	232	69	30.4
Commercial real estate construction—owner-occupied	2	—	2	—	2	1	50.0
Total commercial	651	59	592	62	530	168	34.9
Commercial investor real estate mortgage	36	5	31	13	18	8	36.1
Total investor real estate	36	5	31	13	18	8	36.1
Residential first mortgage	51	16	35	—	35	4	39.2
Home equity	14	1	13	—	13	—	7.1
Total consumer	65	17	48	—	48	4	32.3
	$752	$81	$671	$75	$596	$180	34.7%

	Accruing Impaired Loans 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$68	$1	$67	$13	20.6%
Commercial real estate mortgage—owner-occupied	89	6	83	8	15.7
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	158	7	151	21	17.7
Commercial investor real estate mortgage	141	8	133	13	14.9
Commercial investor real estate construction	27	—	27	5	18.5
Total investor real estate	168	8	160	18	15.5
Residential first mortgage	457	13	444	57	15.3
Home equity	328	—	328	7	2.1
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	12	—	12	—	—
Total consumer	800	13	787	64	9.6
	$1,126	$28	$1,098	$103	11.6%

	Total Impaired Loans 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$431	$42	$389	$26	$363	$111	35.5%
Commercial real estate mortgage—owner-occupied	375	24	351	36	315	77	26.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	809	66	743	62	681	189	31.5
Commercial investor real estate mortgage	177	13	164	13	151	21	19.2
Commercial investor real estate construction	27	—	27	—	27	5	18.5
Total investor real estate	204	13	191	13	178	26	19.1
Residential first mortgage	508	29	479	—	479	61	17.7
Home equity	342	1	341	—	341	7	2.3
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	12	—	12	—	12	—	—
Total consumer	865	30	835	—	835	68	11.3
	$1,878	$109	$1,769	$75	$1,694	$283	20.9%

	Non-accrual Impaired Loans 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$286	$36	$250	$11	$239	$83	41.6%
Commercial real estate mortgage—owner-occupied	267	29	238	43	195	69	36.7
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	556	65	491	54	437	153	39.2
Commercial investor real estate mortgage	162	39	123	26	97	30	42.6
Commercial investor real estate construction	3	1	2	—	2	1	66.7
Total investor real estate	165	40	125	26	99	31	43.0
Residential first mortgage	79	26	53	—	53	7	41.8
Home equity	22	7	15	—	15	1	36.4
Total consumer	101	33	68	—	68	8	40.6
	$822	$138	$684	$80	$604	$192	40.1%

	Accruing Impaired Loans 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$102	$3	$99	$17	19.6%
Commercial real estate mortgage—owner-occupied	162	10	152	16	16.0
Total commercial	264	13	251	33	17.4
Commercial investor real estate mortgage	267	8	259	28	13.5
Commercial investor real estate construction	33	—	33	6	18.2
Total investor real estate	300	8	292	34	14.0
Residential first mortgage	426	11	415	57	16.0
Home equity	359	6	353	13	5.3
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	17	—	17	—	—
Total consumer	805	17	788	70	10.8
	$1,369	$38	$1,331	$137	12.8%

	Total Impaired Loans 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$388	$39	$349	$11	$338	$100	35.8%
Commercial real estate mortgage—owner-occupied	429	39	390	43	347	85	28.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	820	78	742	54	688	186	32.2
Commercial investor real estate mortgage	429	47	382	26	356	58	24.5
Commercial investor real estate construction	36	1	35	—	35	7	22.2
Total investor real estate	465	48	417	26	391	65	24.3
Residential first mortgage	505	37	468	—	468	64	20.0
Home equity	381	13	368	—	368	14	7.1
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	17	—	17	—	17	—	—
Total consumer	906	50	856	—	856	78	14.1
	$2,191	$176	$2,015	$80	$1,935	$329	23.0%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2015, 2014 and 2013. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	2015		2014		2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$386	$4	$365	$9	$629	$14
Commercial real estate mortgage—owner-occupied	345	9	473	12	579	11
Commercial real estate construction—owner-occupied	3	—	32	1	38	1
Total commercial	734	13	870	22	1,246	26
Commercial investor real estate mortgage	242	11	498	21	995	32
Commercial investor real estate construction	24	1	61	3	115	6
Total investor real estate	266	12	559	24	1,110	38
Residential first mortgage	477	15	457	14	1,114	38
Home equity	354	18	380	20	406	21
Indirect—vehicles	1	—	1	—	2	—
Consumer credit card	2	—	2	—	1	—
Other consumer	14	1	20	1	32	2
Total consumer	848	34	860	35	1,555	61
Total impaired loans	$1,848	$59	$2,289	$81	$3,911	$125

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
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At December 31, 2015, approximately $44 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At December 31, 2015, approximately $5 million in home equity first lien TDRs were in excess of 180 days past due and $4 million in home equity second lien TDRs were in excess of 120 days past due, both categories of which were considered collateral-dependent.
The following tables present the end of period balance for loans modified in a TDR by portfolio segment and class, and the financial impact of those modifications for the years ended December 31, 2015 and 2014. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $323 million and $395 million for the years ended December 31, 2015 and 2014, respectively.

	2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	185	$207	$4
Commercial real estate mortgage—owner-occupied	175	127	4
Total commercial	360	334	8
Commercial investor real estate mortgage	122	131	3
Commercial investor real estate construction	18	34	1
Total investor real estate	140	165	4
Residential first mortgage	400	101	13
Home equity	582	30	—
Consumer credit card	147	1	—
Indirect—vehicles and other consumer	345	4	—
Total consumer	1,474	136	13
	1,974	$635	$25

	2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	267	$289	$5
Commercial real estate mortgage—owner-occupied	272	226	4
Commercial real estate construction—owner-occupied	3	3	—
Total commercial	542	518	9
Commercial investor real estate mortgage	227	295	6
Commercial investor real estate construction	46	43	1
Total investor real estate	273	338	7
Residential first mortgage	573	114	17
Home equity	609	36	—
Consumer credit card	122	1	—
Indirect—vehicles and other consumer	270	4	—
Total consumer	1,574	155	17
	2,389	$1,011	$33
Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the years ended December 31, 2015 and 2014, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in Note 1 to the consolidated financial statements.

	2015	2014
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$10	$49
Commercial real estate mortgage—owner-occupied	6	17
Total commercial	16	66
Commercial investor real estate mortgage	1	7
Commercial investor real estate construction	—	1
Total investor real estate	1	8
Residential first mortgage	21	15
Home equity	2	3
Total consumer	23	18
	$40	$92
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2015, approximately $51 million of commercial and investor real estate loans modified in a TDR during the year ended December 31, 2015 were on non-accrual status. Approximately 6.1 percent of this amount was 90 days or more past due.
At December 31, 2015, Regions had restructured binding unfunded commitments totaling $62 million where a concession was granted and the borrower was in financial difficulty.
NOTE 7. SERVICING OF FINANCIAL ASSETS
RESIDENTIAL MORTGAGE BANKING ACTIVITIES
The fair value of residential MSRs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of residential MSRs. The Company compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience.
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2015	2014	2013
	(In millions)
Carrying value, beginning of year	$257	$297	$191
Additions	36	40	84
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(2)	(47)	65
Economic amortization associated with borrower repayments	(39)	(33)	(43)
Carrying value, end of year	$252	$257	$297
_________

(1)	"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.

On October 31, 2014, the Company completed a transaction to purchase the rights to service approximately $833 million in residential mortgage loans. The residential MSRs asset was increased by the purchase price of approximately $9 million.
On March 29, 2013, the Company completed a transaction to purchase the rights to service approximately $3 billion in residential mortgage loans. The residential MSRs asset was increased by the purchase price of approximately $28 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2015	2014
	(Dollars in millions)
Unpaid principal balance	$25,840	$27,385
Weighted-average prepayment speed (CPR; percentage)	10.9%	12.0%
Estimated impact on fair value of a 10% increase	$(13)	$(14)
Estimated impact on fair value of a 20% increase	$(25)	$(27)
Option-adjusted spread (basis points)	997	898
Estimated impact on fair value of a 10% increase	$(10)	$(8)
Estimated impact on fair value of a 20% increase	$(19)	$(16)
Weighted-average coupon interest rate	4.4%	4.4%
Weighted-average remaining maturity (months)	279	279
Weighted-average servicing fee (basis points)	27.9	27.7
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the residential MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans for the years ended December 31:

	2015	2014	2013
	(In millions)
Servicing related fees and other ancillary income	$82	$86	$86
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

	2015	2014	2013
	(In millions)
Beginning balance	$26	$39	$40
Additions (reductions), net	(11)	(4)	31
Losses	(2)	(9)	(32)
Ending balance	$13	$26	$39
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial MSRs and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a one-third loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 for additional information.

As of December 31, 2015 and 2014, the DUS servicing portfolio was approximately $1.2 billion and $1.0 billion, respectively. The related commercial MSRs were approximately $16 million and $11 million at December 31, 2015 and 2014, respectively. The loss share guarantee was valued at approximately $3 million and $4 million at December 31, 2015 and 2014, respectively.
NOTE 8. OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, and operating lease assets. During the fourth quarter of 2015, the Company corrected the accounting for certain leases, for which Regions is the lessor. These leases had been previously classified as capital leases but were subsequently determined to be operating leases and totaled approximately $834 million at December 31, 2015. The adjustment resulted in a reclassification of these leases out of loans into other earning assets. Refer to Note 1 for additional information.
The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2015	2014
	(In millions)
Federal Reserve Bank	$484	$488
Federal Home Loan Bank	239	39
The Company's investments in operating leases represent assets such as equipment, vehicles and aircraft. The following table presents investments in operating leases at December 31:

	2015	2014
	(In millions)
Lease assets	$862	$—
Accumulated depreciation	(28)	—
Investments in operating leases, net	$834	$—
The following table presents the minimum future rental payments due from customers for operating leases as of December 31:

Future rental payments
(In millions)
2016	$126
2017	108
2018	89
2019	70
2020	54
Thereafter	78
$525

NOTE 9. PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 is as follows:

	2015	2014
	(In millions)
Land	$488	$521
Premises and improvements	1,762	1,768
Furniture and equipment	990	1,028
Software	506	440
Leasehold improvements	404	405
Construction in progress	222	176
	4,372	4,338
Accumulated depreciation and amortization	(2,220)	(2,145)
	$2,152	$2,193

NOTE 10. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment at December 31 is presented as follows:

	2015	2014
	(In millions)
Corporate Bank	$2,305	$2,258
Consumer Bank	2,095	2,095
Wealth Management	478	463
	$4,878	$4,816
There were additions of $47 million to the Corporate Bank reportable segment and $15 million to the Wealth Management reportable segment during 2015. There were no additions during 2014 or 2013 and no impairment losses during 2015, 2014 or 2013.
Refer to Note 23 for discussion of Regions' reorganization of its management reporting structure during the fourth quarter of 2014 and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach. As stated in Note 1, Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment.
During the fourth quarter of 2015, Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2015, and through the date of the filing of this Annual Report. The results of the annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the goodwill of each reporting unit is considered not impaired as of the testing date.
Listed in the tables below are assumptions used in estimating the fair value of each reporting unit for the applicable annual period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit. These valuation approaches are described further in Note 1.

As of Fourth Quarter 2015	Corporate Bank	Consumer Bank	Wealth Management
Discount rate used in income approach	11.00%	11.00%	12.00%
Public company method market multiplier(1)	1.9x	1.5x	18.5x
Transaction method market multiplier(2)	1.9x	1.9x	23.5x
_________

(1)
For the Corporate Bank and Consumer Bank reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings. In addition to the multipliers, a 10 percent control premium was assumed for the Corporate Bank reporting unit, a 30 percent control premium was assumed for the Consumer Bank reporting unit and a 15 percent control premium was assumed for the Wealth Management reporting unit based on current market factors. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.

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
OTHER INTANGIBLES
Other intangibles consist primarily of core deposit intangibles, purchased credit card relationship assets, customer relationship and employment agreement assets and the Fannie Mae DUS license. The following table shows the other intangibles and related accumulated amortization as of December 31:

	2015	2014	2015	2014	2015	2014
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$912	$888	$99	$123
Purchased credit card relationship assets	175	175	86	70	89	105
Customer relationship and employment agreement assets	72	44	25	16	47	28
Other—amortizing (1)	16	9	9	8	7	1
Fannie Mae DUS license (2)					15	15
Other—non-amortizing (3)					3	3
	$1,274	$1,239	$1,032	$982	$260	$275
_________
(1) Includes intangible assets related to acquired trust services and trade names.
(2) The Fannie Mae DUS license is a non-amortizing intangible asset.
(3) Includes non-amortizing intangible assets related to other acquired trust services.
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
The aggregate amount of amortization expense for core deposit intangibles, purchased credit card relationship assets, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2016	$48
2017	42
2018	37
2019	31
2020	24
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any other identifiable intangible assets occurred during 2015, 2014 or 2013.

NOTE 11. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2015	2014
	(In millions)
Savings	$7,287	$6,653
Interest-bearing transaction	21,902	21,544
Money market—domestic	26,468	25,396
Money market—foreign	243	265
Time deposits	7,468	8,595
Interest-bearing customer deposits	63,368	62,453
Corporate treasury time deposits	200	—
	$63,568	$62,453

The aggregate amount of time deposits of $250,000 or more, including certificates of deposit of $250,000 or more, was $1.1 billion and $1.0 billion at December 31, 2015 and 2014, respectively.
At December 31, 2015, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2015
(In millions)
2016	$3,856
2017	1,504
2018	1,004
2019	244
2020	735
Thereafter	325
$7,668
NOTE 12. SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31:

	2015	2014
	(In millions)
Company funding sources:
Federal Home Loan Bank advances	$—	$500

Customer-related borrowings:
Securities sold under agreements to repurchase	—	1,753
Customer collateral	10	—
	10	1,753
	$10	$2,253
COMPANY FUNDING SOURCES
The levels of securities sold under agreements to repurchase and FHLB advances can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.
FHLB advances at December 31, 2014 had a weighted-average maturity of 31 days and a weighted-average rate paid of approximately 0.2 percent.
At December 31, 2015, Regions could borrow a maximum amount of approximately $21.5 billion from the Federal Reserve Bank Discount Window. See Note 5 for loans pledged to the Federal Reserve Bank at December 31, 2015 and 2014.

CUSTOMER-RELATED BORROWINGS
Repurchase agreements were offered as commercial banking products as short-term investment opportunities for customers. The repurchase agreements were collateralized to allow for market fluctuations. U.S Treasury and agency securities from Regions Bank’s investment portfolio were used as collateral. Regions Bank did not manage the level of these investments on a daily basis as the transactions were initiated by the customers. Customer repurchase agreement products and balances were fully phased out effective July 1, 2015.
Customer collateral includes cash collateral posted by customers related to derivative transactions.
NOTE 13. LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2015	2014
	(In millions)
Regions Financial Corporation (Parent):
5.75% senior notes due June 2015	$—	$499
2.00% senior notes due May 2018	749	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	159	160
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	(7)	(8)
	1,301	1,799
Regions Bank:
Federal Home Loan Bank advances	5,255	8
2.25% senior notes due September 2018	749	—
5.20% subordinated notes due April 2015	—	350
7.50% subordinated notes due May 2018	500	750
6.45% subordinated notes due June 2037	497	497
3.80% affiliate subordinated notes due February 2025	150	—
Other long-term debt	48	57
Valuation adjustments on hedged long-term debt	(1)	1
	7,198	1,663
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	—
Total consolidated	$8,349	$3,462
As of December 31, 2015, Regions had six issuances of subordinated notes totaling $1.7 billion, with stated interest rates ranging from 3.80% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
In February 2015, Regions launched a tender offer for a portion of its outstanding 7.50% Subordinated Notes due May 2018. Regions repurchased $250 million principal amount of subordinated notes. Pre-tax losses on early extinguishment related to the execution of this tender offer were $43 million.
FHLB advances at December 31, 2015, 2014 and 2013 had a weighted-average interest rate of 0.7 percent, 1.7 percent, and 1.4 percent, respectively, with maturities ranging from one to fifteen years. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2015 and 2014. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 8 for the amount of FHLB stock held at December 31, 2015 and 2014. Regions’ total borrowing capacity with the FHLB as of December 31, 2015, based on assets available for collateral at that date, was approximately $12.1 billion.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-

term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.1 percent, 5.0 percent, and 4.8 percent for the years ended December 31, 2015, 2014 and 2013, respectively. Further discussion of derivative instruments is included in Note 21.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2016	$—	$1,753
2017	—	3,503
2018	742	1,251
2019	—	4
2020	—	3
Thereafter	559	684
	$1,301	$7,198
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
On February 8, 2016, Regions issued $500 million of 3.20% senior notes due February 8, 2021. The Company simultaneously entered into an interest rate swap effectively converting the instrument to a floating rate tied to three-month LIBOR.
Regions Bank may issue bank notes from time to time, either as part of a bank note program or as stand-alone issuances.  Notes issued by Regions Bank may be senior or subordinated notes.  Notes issued by Regions Bank are not deposits and are not insured or guaranteed by the FDIC.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions. Regulatory approval would be required for retirement of some securities.
NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
Regions and Regions Bank are required to comply with regulatory capital requirements established by federal and state banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2015 and 2014, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2015 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).

The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2015 (1)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$11,543	10.93%	4.50%	N/A
Regions Bank	12,302	11.68	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,306	11.65%	6.00%	6.00%
Regions Bank	12,302	11.68	6.00	8.00
Total capital:
Regions Financial Corporation	$14,662	13.88%	8.00%	10.00%
Regions Bank	14,311	13.59	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,306	10.25%	4.00%	N/A
Regions Bank	12,302	10.28	4.00	5.00%

	December 31, 2014		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Basel I Regulatory Capital Rules (2)	(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$12,390	12.54%	4.00%	6.00%
Regions Bank	12,095	12.30	4.00	6.00
Total capital:
Regions Financial Corporation	$15,070	15.26%	8.00%	10.00%
Regions Bank	14,215	14.45	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,390	10.86%	3.00%	5.00%
Regions Bank	12,095	10.64	3.00	5.00
 _________

(1)	The 2015 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

(2)
Regulatory capital measures for periods prior to 2015 were not revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects.

Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. Under the Federal Reserve’s Regulation H, Regions Bank may not, without approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. Under Alabama law, Regions Bank may not pay a dividend to Regions in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Regions Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to paying a dividend to Regions if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as “the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes.” In addition to dividend restrictions, Federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company.
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their FHA approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2015, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 15. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

						2015	2014
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$419
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	465
					$1,000	$820	$884
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
The Board declared $32 million in cash dividends on Series A Preferred Stock during both 2015 and 2014. Series B Preferred Stock dividends were $32 million and $20 million for 2015 and 2014, respectively. Because the Company was in a retained deficit position, preferred dividends were recorded as a reduction of preferred stock, including related surplus.
COMMON STOCK
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the CCAR process. On April 23, 2015, Regions' Board approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015. The Board also authorized a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. Through December 31, 2015, Regions repurchased approximately 52 million shares of common stock at a total cost of approximately $520 million under this plan. The Company continued to repurchase shares in the first quarter of 2016, and as of February 12, 2016, Regions had additional repurchases of approximately 17.8 million shares of common stock at a total cost of approximately $135.3 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
On April 24, 2014, Regions' Board authorized a $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. As of December 31, 2014, Regions had repurchased approximately 25 million shares of common stock at a total cost of approximately $248 million. During the first quarter of 2015, Regions concluded the plan with the repurchase of approximately 11 million shares of common stock at a total cost of approximately $102 million. All common shares repurchased under this plan were immediately retired and therefore are not included in treasury stock.
On March 19, 2013, Regions' Board authorized a $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. As of December 31, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately$340 million. During the first quarter of 2014, Regions repurchased an additional approximately 1 million shares of common stock under this plan at a total cost of approximately $8 million. The total cost paid to repurchase common shares under this plan includes the full amount paid as part of a contractual repurchase agreement. All common shares repurchased under this plan were immediately retired and, therefore, are not included in treasury stock. On April 1, 2014, the remaining approximately $3 million available under this plan expired.
The Board declared $0.23 per share in cash dividends for 2015, $0.18 for 2014, and $0.10 for 2013. Because the Company was in a retained deficit position, the common stock dividends were recorded as a reduction of additional-paid-in-capital.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31:

	2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(55)	$175	$33	$(391)	$(238)
Net change	8	(185)	42	(7)	(142)
End of year	$(47)	$(10)	$75	$(398)	$(380)

	2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(64)	$(22)	$15	$(248)	$(319)
Net change	9	197	18	(143)	81
End of year	$(55)	$175	$33	$(391)	$(238)

	2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$—	$436	$93	$(464)	$65
Net change	(64)	(458)	(78)	216	(384)
End of year	$(64)	$(22)	$15	$(248)	$(319)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31:

	2015	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(14)	$(14)	$(7)	Net interest income and other financing income
	6	5	3	Tax (expense) or benefit
	$(8)	$(9)	$(4)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$29	$27	$26	Securities gains, net
	(10)	(10)	(9)	Tax (expense) or benefit
	$19	$17	$17	Net of tax

Gains (losses) on cash flow hedges:
Interest rate contracts	$153	$126	$86	Net interest income and other financing income
	(58)	(48)	(33)	Tax (expense) or benefit
	$95	$78	$53	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior service cost	$(1)	$(1)	$(1)	(2)
Actuarial gains (losses)	(47)	(24)	(69)	(2)
	(48)	(25)	(70)	Total before tax
	17	9	25	Tax (expense) or benefit
	$(31)	$(16)	$(45)	Net of tax

Total reclassifications for the period	$75	$70	$21	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 18 for additional details).

NOTE 16. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2015	2014	2013
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,075	$1,134	$1,104
Preferred stock dividends	(64)	(52)	(32)
Income from continuing operations available to common shareholders	1,011	1,082	1,072
Income (loss) from discontinued operations, net of tax	(13)	13	(13)
Net income available to common shareholders	$998	$1,095	$1,059
Denominator:
Weighted-average common shares outstanding—basic	1,325	1,375	1,395
Potential common shares	9	12	15
Weighted-average common shares outstanding—diluted	1,334	1,387	1,410
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.76	$0.79	$0.77
Diluted	0.76	0.78	0.76
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.01)	0.01	(0.01)
Diluted	(0.01)	0.01	(0.01)
Earnings per common share(1):
Basic	0.75	0.80	0.76
Diluted	0.75	0.79	0.75
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings per common share from discontinued operations, basic and diluted weighted-average common shares are the same for 2015 and 2013 due to the Company experiencing net losses from discontinued operations.
The effect from the assumed exercise of 29 million, 24 million and 24 million in stock options, restricted stock awards and performance stock awards for the years ended December 31, 2015, 2014 and 2013, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 17. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards, performance awards and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by stockholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans are typically ten years from the date of the grant.
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 54 million at December 31, 2015.

Grants of performance-based restricted stock typically have a three-year performance period, and shares vest within three years after the grant date. Restricted stock units typically have a vesting period of three years. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be issued and released. The terms of these plans generally stipulate that the exercise price of options may not be less than the fair market value of Regions common stock at the date the options are granted; however, under prior stock option plans, non-qualified options could be granted with a lower exercise price than the fair market value of Regions’ common stock on the date of grant. The contractual life of options granted under these plans is typically ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise.
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2015	2014	2013
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards	$50	$47	$35
Stock options	—	1	5
Tax benefits related to compensation cost	(19)	(18)	(15)
Compensation cost of share-based compensation awards, net of tax	$31	$30	$25
STOCK OPTIONS
The following table summarizes the activity for 2015, 2014 and 2013 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2012	38,258,204	$23.09	$11	3.99 yrs.
Granted	—	—
Exercised	(934,790)	5.46
Canceled/Forfeited	(5,196,179)	28.29
Outstanding at December 31, 2013	32,127,235	$22.81	$35	3.46 yrs.
Granted	—	—
Exercised	(2,249,932)	4.61
Canceled/Forfeited	(4,560,627)	30.32
Outstanding at December 31, 2014	25,316,676	$23.07	$28	2.83 yrs.
Granted	—	—
Exercised	(546,455)	6.93
Canceled/Forfeited	(5,420,064)	31.88
Outstanding at December 31, 2015	19,350,157	$21.06	$20	2.45 yrs.
Exercisable at December 31, 2015	19,350,157	$21.06	$20	2.45 yrs.
The aggregate intrinsic value of exercised options was $5 million for 2015, $13 million for 2014, and $4 million for 2013. Cash received from options exercised was $4 million, $10 million, and $5 million in 2015, 2014, and 2013, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $1 million for 2015, $5 million for 2014, and $1 million for 2013.
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2015, 2014 and 2013 Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock unit and performance stock unit grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2015, 2014 and 2013 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	11,945,179	$6.15
Granted	6,385,841	8.06
Vested	(1,584,532)	7.03
Forfeited	(534,290)	6.67
Non-vested at December 31, 2013	16,212,198	$6.83
Granted	5,368,113	11.22
Vested	(2,626,683)	6.82
Forfeited	(526,219)	8.09
Non-vested at December 31, 2014	18,427,409	$8.07
Granted	6,670,905	9.22
Vested	(8,222,576)	6.09
Forfeited	(501,496)	8.81
Non-vested at December 31, 2015	16,374,242	$9.51
As of December 31, 2015, the pre-tax amount of non-vested stock options, restricted stock, restricted stock units and performance stock units not yet recognized was $50 million, which will be recognized over a weighted-average period of 1.74 years. The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013, was $82 million, $27 million, and $14 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2015, 2014 and 2013.
NOTE 18. EMPLOYEE BENEFIT PLANS
PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions has a defined benefit pension plan qualified under the Internal Revenue Code covering only certain employees as the pension plan is closed to new entrants. Benefits under the pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Regions made a $150 million contribution to the 2014 plan year during the first quarter of 2015. Regions also made a $100 million contribution for the 2015 plan year in the fourth quarter of 2015.
The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation. Actuarially determined pension expense is charged to current operations using the projected unit credit method. All defined benefit plans are referred to as “the plans” throughout the remainder of this footnote.

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plan		Non-qualified Plans		Total
	2015	2014	2015	2014	2015	2014
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,044	$1,777	$172	$165	$2,216	$1,942
Service cost	40	34	4	4	44	38
Interest cost	84	87	6	7	90	94
Actuarial (gains) losses (1)	(107)	302	1	18	(106)	320
Benefit payments (1)	(163)	(153)	(7)	(7)	(170)	(160)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(9)	(15)	(9)	(15)
Projected benefit obligation, end of year	$1,895	$2,044	$167	$172	$2,062	$2,216
Change in plan assets
Fair value of plan assets, beginning of year	$1,859	$1,812	$—	$—	$1,859	$1,812
Actual return on plan assets (1)	(13)	200	—	—	(13)	200
Company contributions	250	3	16	21	266	24
Benefit payments (1)	(163)	(153)	(7)	(7)	(170)	(160)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(9)	(14)	(9)	(14)
Fair value of plan assets, end of year	$1,930	$1,859	$—	$—	$1,930	$1,859
Funded status and accrued benefit cost at measurement date	$35	$(185)	$(167)	$(172)	$(132)	$(357)
Amount recognized in the Consolidated Balance Sheets:
Other assets (liabilities)	$35	$(185)	$(167)	$(172)	$(132)	$(357)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$607	$593	$42	$47	$649	$640
Prior service cost (credit)	—	—	—	1	—	1
	$607	$593	$42	$48	$649	$641
_________

(1)
A $71 million reclassification to increase benefit payments is reflected in the 2014 "Qualified Plan" and corresponding "Total" columns. There were no changes to the amounts of "projected benefit obligation" or "fair value of plan assets" at the end of 2014.

The accumulated benefit obligation for the qualified plan was $1.8 billion and $1.9 billion as of December 31, 2015 and 2014, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plan as of December 31, 2015. As of December 31, 2014, the accumulated benefit obligation for the qualified plan exceeded the corresponding plan assets. The accumulated benefit obligation for the non-qualified plan was $162 million and $166 million as of December 31, 2015 and 2014, respectively, which exceeded all corresponding plan assets for each period. Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components for the years ended December 31:

	Qualified Plan			Non-qualified Plans			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In millions)
Service cost	$40	$34	$38	$4	$4	$3	$44	$38	$41
Interest cost	84	87	84	6	7	6	90	94	90
Expected return on plan assets	(152)	(138)	(132)	—	—	—	(152)	(138)	(132)
Amortization of actuarial loss	43	21	66	4	3	3	47	24	69
Amortization of prior service cost	—	—	—	1	1	1	1	1	1
Settlement charge	—	—	—	2	3	—	2	3	—
Net periodic pension cost	$15	$4	$56	$17	$18	$13	$32	$22	$69
The settlement charge relates to the settlement of liabilities under the SERP for certain executive officers during the fourth quarter of 2015 and the second quarter of 2014.
The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2016 are as follows:

	Qualified Plan	Non-qualified Plans
	(In millions)
Actuarial loss	$31	$3
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plan		Non-Qualified Plans
	2015	2014	2015	2014
Discount rate	4.60%	4.20%	4.20%	3.75%
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%
The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Qualified Plan			Non-qualified Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.20%	5.00%	4.25%	3.75%	4.50%	3.65%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
On December 31, 2015, Regions changed the basis for determining the assumption used to estimate the service and interest components of net periodic pension costs for pension and other postretirement benefits.  Prior to December 31, 2015, Regions estimated these service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  The Company has subsequently elected to utilize a disaggregated approach in the estimation of these component costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.  This change provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  Regions accounted for this change prospectively as a change in accounting estimate. This change resulted in an immaterial impact to the pension benefit obligation as of December 31, 2015. Additionally, Regions separated the Regions Financial Corporation Retirement Plan into two plans, effective January 1, 2016. A new plan was created primarily for participants who were actively employed on January 1, 2016 and all other participants were retained in the existing plan. The change in the discount rate assumption and the separation of the plan did not affect the measurement of the Company’s annual net periodic pension costs during 2015.
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
The qualified pension plan’s investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to bonds. The target asset allocation is 51 percent equities, 32 percent fixed income securities and 17 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. Plan assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with plan assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified pension plan has a portion of its investments in Regions common stock. At December 31, 2015, the plan held 2,855,618 shares, which represents a total market value of approximately $27 million, or approximately 1 percent of plan assets.
The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2015				2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$27	$—	$—	$27	$40	$—	$—	$40
Fixed income securities:
U.S. Treasury and federal agency securities	—	141	—	141	—	132	—	132
Mortgage-backed securities	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—
Corporate bonds	—	156	—	156	—	155	—	155
Unit investment trusts	—	—	—	—	—	—	—	—
Total fixed income securities	$—	$297	$—	$297	$—	$287	$—	$287
Equity securities:
Domestic	267	—	—	267	278	—	—	278
International	18	—	—	18	18	—	—	18
Total equity securities	$285	$—	$—	$285	$296	$—	$—	$296
Mutual funds:
Domestic	—	—	—	—	—	—	—	—
International	155	—	—	155	162	—	—	162
Total mutual funds	$155	$—	$—	$155	$162	$—	$—	$162
Collective investment trust funds:
Fixed income fund	—	315	—	315	—	298	—	298
Common stock fund	—	251	—	251	—	219	—	219
International fund	—	177	—	177	—	161	—	161
	$—	$743	$—	$743	$—	$678	$—	$678
International hedge funds	$—	$93	$—	$93	$—	$93	$—	$93
Real estate funds	$—	$—	$236	$236	$—	$—	$210	$210
Private equity funds	$—	$—	$93	$93	$—	$—	$92	$92
Other assets	$—	$—	$1	$1	$—	$—	$1	$1
	$467	$1,133	$330	$1,930	$498	$1,058	$303	$1,859
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

Fair Value Measurements Using
Significant Unobservable Inputs
Year Ended December 31, 2015
(Level 3 measurements only)

	Real estate funds	Private equity funds	Other assets
		(In millions)
Beginning balance, January 1, 2015	$210	$92	$1
Actual return on plan assets:
Net appreciation (depreciation) in fair value of investments	23	(8)	—
Purchases, sales, issuances, and settlements, net	3	9	—
Ending balance, December 31, 2015	$236	$93	$1
The amount of total gains (losses) for the period attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2015:	$23	$(8)	$—

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

Information about the expected cash flows for the qualified pension plan is as follows:

Qualified Plan
(In millions)
Expected Employer Contributions:
2016	$—
Expected Benefit Payments:
2016	$88
2017	91
2018	94
2019	97
2020	100
2021-2024	558
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. Prior to 2015, the Company match was initially invested in Regions common stock. Effective January 1, 2015, the Company match is invested based on the employees' allocation elections. In 2015, 2014 and 2013, Regions provided an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plan. Eligible employees who are already contributing to the 401(k) plan will continue to receive up to a 4 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $40 million, $37 million and $34 million in 2015, 2014 and 2013, respectively. Regions’ cash contribution was approximately $15 million for 2015 and $14 million for both 2014 and 2013. Regions’ 401(k) plan held 34 million shares and 37 million shares of Regions common stock at December 31, 2015 and 2014, respectively. The 401(k) plan received approximately $8 million, $6 million and $3 million in dividends on Regions common stock for the years ended December 31, 2015, 2014 and 2013, respectively.
Regions also sponsors defined benefit postretirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. The assumed health care cost trend rate for postretirement medical benefits was 6.5 percent for 2015 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter. A one-percentage point change in assumed health care cost trend rates would have an immaterial effect on total service cost and interest cost components as well as the related postretirement obligations. There was no material impact from other postretirement benefits on the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013. The projected benefit obligation for these plans was $23 million as of December 31, 2015 and 2014.

NOTE 19. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2015	2014	2013
	(In millions)
Investment management and trust fee income	$202	$193	$196
Insurance commissions and fees	140	124	114
Capital markets fee income and other	104	73	87
Insurance proceeds	91	—	—
Commercial credit fee income	76	61	65
Bank-owned life insurance	74	85	82
Investment services fee income	55	43	34
Net revenue from affordable housing	24	16	28
Leveraged lease termination gains, net	8	10	39
Gain on sale of other assets	—	—	24
Other miscellaneous income	80	93	112
	$854	$698	$781
The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2015	2014	2013
	(In millions)
Outside services	$149	$131	$106
Professional, legal and regulatory expenses	137	235	190
FDIC insurance assessments(1)	105	75	125
Marketing	98	95	98
Branch consolidation, property and equipment charges	56	16	5
Credit/checkcard expenses	54	44	41
Loss on early extinguishment of debt	43	—	61
Gain on sale of TDRs held for sale, net	—	(35)	—
Provision (credit) for unfunded credit losses	(13)	(13)	(5)
Other miscellaneous expenses	431	419	472
	$1,060	$967	$1,093
_________

(1)	Prior to December 31, 2015, this was referred to as "deposit administrative fee".

NOTE 20. INCOME TAXES
The components of income tax expense from continuing operations for the years ended December 31 were as follows:

	2015	2014	2013
	(In millions)
Current income tax expense:
Federal	$293	$359	$176
State	7	15	19
Total current expense	$300	$374	$195
Deferred income tax expense (benefit):
Federal	$115	$107	$372
State	40	67	(6)
Total deferred expense	$155	$174	$366
Total income tax expense	$455	$548	$561
__________
Note: The table above does not include income tax expense (benefit) from discontinued operations of $(9) million, $8 million, $(11) million in 2015, 2014 and 2013, respectively. The deferred income tax expense reflected in discontinued operations was $46 million, $22 million and $34 million in 2015, 2014 and 2013, respectively. Amounts for 2014 and 2013 have been restated to reflect the first quarter 2015 adoption of new guidance related to the accounting for investments in qualified affordable housing projects.
Income tax expense does not reflect the tax effects of unrealized losses on securities transferred to held to maturity, unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit pension plans and other post retirement benefits. Refer to Note 15 for additional information on stockholders’ equity and accumulated other comprehensive income (loss).
The income tax effects resulting from stock transactions under the Company’s compensation plans were an increase to stockholders’ equity of $12 million in 2015, an increase of $6 million in 2014 and zero in 2013. The income tax effects of these transactions reduced the Company’s deferred tax asset by zero, zero and $5 million in 2015, 2014 and 2013, respectively.
Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2015	2014	2013
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$535	$589	$582
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	30	53	8
Affordable housing investment amortization, net of tax benefits	(47)	(45)	(25)
Tax-exempt income from obligations of states and political subdivisions	(44)	(36)	(32)
Bank-owned life insurance	(30)	(33)	(33)
Lease financing	18	25	38
Regulatory charge (recovery), net	—	1	20
Other, net	(7)	(6)	3
Income tax expense	$455	$548	$561
Effective tax rate	29.7%	32.6%	33.7%
__________
Note: Amounts above for 2014 and 2013 have been restated to reflect the first quarter 2015 adoption of new guidance related to the accounting for investments in qualified affordable housing projects. Income tax expense for 2015 includes a benefit of $15 million related to an improved methodology implemented to estimate the effective state tax rate.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2015	2014
	(In millions)
Deferred tax assets:
Allowance for loan losses	$445	$444
Unrealized gains and losses included in stockholders’ equity	233	146
Accrued expenses	123	193
State net operating loss carryfowards, net of federal tax effect	116	134
Employee benefits and deferred compensation	25	126
Federal tax credit carryforwards	13	10
Other	64	63
Total deferred tax assets	1,019	1,116
Less: valuation allowance	(29)	(32)
Total deferred tax assets less valuation allowance	990	1,084
Deferred tax liabilities:
Lease financing	431	418
Goodwill and intangibles	165	171
Mortgage servicing rights	83	79
Fixed assets	27	23
Other	30	25
Total deferred tax liabilities	736	716
Net deferred tax asset	$254	$368
The following table provides details of the Company’s tax carryforwards at December 31, 2015, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
Alternate minimum tax credits-federal	None (2)	13	—	13	N/A
Net operating losses-states	2016-2020	56	(6)	50	1,185
Net operating losses-states	2021-2027	44	(18)	26	619
Net operating losses-states	2028-2035	16	(3)	13	331
Other credits-states	2016-2020	6	(2)	4	N/A
________
(1) N/A indicates that credits are not measured on a pre-tax basis.
(2) Alternative minimum tax credits can be carried forward indefinitely.
Of the $254 million net deferred tax asset, $106 million relates to net operating losses and tax credit carryforwards, $80 million of which expires before 2028 (as detailed in the table above). The remaining $148 million of net deferred tax assets do not have a set expiration date at December 31, 2015.
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2015, positive evidence supporting the realization of the deferred tax assets includes generation of taxable income for the two prior tax years. In addition, the reversal of taxable temporary differences, excluding goodwill and including the accretion of taxable temporary differences related to leverage leases acquired in a previous business combination, will offset approximately $696 million of the gross deferred tax asset.
The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $29 million against such benefits at December 31, 2015 compared to $32 million at December 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2015	2014	2013
	(In millions)
Balance at beginning of year	$50	$51	$55
Additions based on tax positions related to the current year	2	3	2
Additions based on tax positions taken in a prior period	—	—	4
Reductions based on tax positions taken in a prior period	(8)	(1)	(10)
Settlements	(6)	(3)	—
Balance at end of year	$38	$50	$51
During 2015 the Company settled audits with the IRS and certain state tax authorities the combined impact of which reduced income tax expense by $10 million. The IRS settlement closed examinations for tax years 2010, 2011 and 2012. The Company entered the IRS’s Compliance Assurance Process program for 2015. With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2008. Currently, there are disputed tax positions with certain states, including positions regarding investment and intellectual property subsidiaries. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate that the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $17 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.
As of December 31, 2015, 2014 and 2013, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $24 million, $34 million and $34 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
Income tax expense for 2015, 2014 and 2013, includes a total (benefit) expense of $(1) million, $1 million and $2 million, respectively, for interest expense, interest income and penalties before the impact of any applicable federal and state deductions. As of December 31, 2015 and 2014, the Company recognized a liability of $3 million and $5 million respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31, 2015 and 2014.

	2015			2014
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,450	$5	$27	$2,817	$6	$30
Derivatives in cash flow hedging relationships:
Interest rate swaps	9,800	109	9	8,050	38	31
Total derivatives designated as hedging instruments	$12,250	$114	$36	$10,867	$44	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$40,612	$496	$528	$45,860	$941	$972
Interest rate options	3,441	11	1	3,016	10	2
Interest rate futures and forward commitments	17,288	5	6	17,978	3	8
Other contracts	4,367	200	187	4,149	217	211
Total derivatives not designated as hedging instruments	$65,708	$712	$722	$71,003	$1,171	$1,193
Total derivatives	$77,958	$826	$758	$81,870	$1,215	$1,254
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions recognized an unrealized after-tax gain of $18 million and $32 million in accumulated other comprehensive income (loss) at December 31, 2015 and 2014, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2021. Regions recognized pre-

tax income of $42 million and $50 million during the years ended December 31, 2015 and 2014, respectively related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $112 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $19 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately ten years as of December 31, 2015.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income for the years ended December 31:

	Gain or (Loss) Recognized in Income on Derivatives			Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	2015	2014	2013		2015	2014	2013
	(In millions)				(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$17	$24	$57	Interest expense	$4	$19	$8
Debt/CDs	(1)	(6)	(76)	Other non-interest expense	1	9	66
Securities available for sale	(14)	(16)	(6)	Interest income	—	—	—
Securities available for sale	(8)	(60)	33	Other non-interest expense	6	51	(33)
Total	$(6)	$(58)	$8		$11	$79	$41

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)			Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	2015	2014	2013		2015	2014	2013
	(In millions)				(In millions)
Cash Flow Hedges:
Interest rate swaps	$42	$15	$(87)	Interest income on loans	$153	$131	$101
Forward starting swaps	—	3	9	Interest expense on debt	—	(5)	(15)
Total	$42	$18	$(78)		$153	$126	$86
____
(1) After-tax
(2) Pre-tax
(3) All cash flow hedges were highly effective for all periods presented, and the change in fair value attributed to hedge ineffectiveness was not material.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of interest rate swaps, option contracts, and futures and forward commitments that result from transactions with its commercial customers in which they manage their risks by entering into a derivative with Regions. The Company monitors and manages the net risk in this customer portfolio and enters into separate derivative contracts in order to reduce the overall exposure to pre-defined limits.  For both derivatives with its end customers and derivatives Regions enters into to mitigate the risk in this portfolio, the Company is subject to market risk and the risk that the counterparty will default.  The contracts in this portfolio are not designated as accounting hedges and are marked-to market through earnings (in capital markets fee income and other) and included in other assets and other liabilities, as appropriate.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2015 and 2014, Regions had $322 million and $233 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at the lower of cost or market. At December 31, 2015 and 2014, Regions had $666 million and $621 million, respectively, in total notional amount related to forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statements of income effect of changes in the fair value of its residential MSRs. As of December 31, 2015 and 2014, the total notional amount related to these contracts was $3.6 billion and $3.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2015	2014	2013
	(In millions)
Capital markets fee income and other (1):
Interest rate swaps	$14	$12	$25
Interest rate options	14	—	2
Interest rate futures and forward commitments	3	(1)	1
Other contracts	11	13	14
Total capital markets fee income and other	42	24	42
Mortgage income:
Interest rate swaps	13	35	(32)
Interest rate options	(1)	1	(18)
Interest rate futures and forward commitments	3	2	(3)
Total mortgage income	15	38	(53)
	$57	$62	$(11)
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at December 31, 2015 and 2014, totaled approximately $406 million and $392 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
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
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2015 was approximately $113 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2015 and 2014 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings fall below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2015 and 2014, was $180 million and $272 million, respectively, for which Regions had posted collateral of $180 million and $272 million, respectively, in the normal course of business.

OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of December 31, 2015 and 2014.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	2015	2014	2015	2014
	(In millions)
Gross amounts subject to offsetting	$718	$1,157	$677	$1,195
Gross amounts not subject to offsetting	108	58	81	59
Gross amounts recognized	826	1,215	758	1,254
Gross amounts offset in the consolidated balance sheets(1)	409	815	558	1,054
Net amounts presented in the consolidated balance sheets	417	400	200	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	5	8	50	—
Cash collateral received/posted	6	—	52	29
Net amounts	$406	$392	$98	$171
_________
(1) At December 31, 2015, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $108 million and cash collateral posted of $256 million. At December 31, 2014, the gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $111 million and cash collateral posted of $354 million.
Gross amounts of derivatives not subject to offsetting are primarily comprised of derivatives cleared through a Central Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 22. FAIR VALUE MEASUREMENTS
See Note 1 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2015, 2014, or 2013. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the security. Such transfers are accounted for as if they occur at the beginning of a reporting period.The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of December 31:

	2015				2014
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$110	$—	$33	$143	$106	$—	$—	$106
Securities available for sale:
U.S. Treasury securities	$228	$—	$—	$228	$176	$—	$—	$176
Federal agency securities	—	218	—	218	—	235	—	235
Obligations of states and political subdivisions	—	1	—	1	—	2	—	2
Mortgage-backed securities (MBS):
Residential agency	—	16,062	—	16,062	—	16,038	—	16,038
Residential non-agency	—	—	5	5	—	—	8	8
Commercial agency	—	3,018	—	3,018	—	1,964	—	1,964
Commercial non-agency	—	1,231	—	1,231	—	1,494	—	1,494
Corporate and other debt securities	—	1,664	3	1,667	—	1,987	3	1,990
Equity securities	280	—	—	280	146	—	—	146
Total securities available for sale	$508	$22,194	$8	$22,710	$322	$21,720	$11	$22,053
Mortgage loans held for sale	$—	$353	$—	$353	$—	$440	$—	$440
Residential mortgage servicing rights	$—	$—	$252	$252	$—	$—	$257	$257
Derivative assets:
Interest rate swaps	$—	$610	$—	$610	$—	$985	$—	$985
Interest rate options	—	1	10	11	—	2	8	10
Interest rate futures and forward commitments	—	5	—	5	—	3	—	3
Other contracts	—	200	—	200	—	217	—	217
Total derivative assets	$—	$816	$10	$826	$—	$1,207	$8	$1,215
Derivative liabilities:
Interest rate swaps	$—	$564	$—	$564	$—	$1,033	$—	$1,033
Interest rate options	—	1	—	1	—	2	—	2
Interest rate futures and forward commitments	—	6	—	6	—	8	—	8
Other contracts	—	187	—	187	—	211	—	211
Total derivative liabilities	$—	$758	$—	$758	$—	$1,254	$—	$1,254
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$36	$36	$—	$—	$33	$33
Foreclosed property and other real estate	—	30	8	38	—	41	8	49

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
The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014 and 2013, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at December 31, 2015, 2014 and 2013 are not material.

	Year Ended December 31, 2015
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2015	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2015
	(In millions)
Level 3 Instruments Only
Trading account securities	$—	(4)	(1)	—	45	(8)	—	—	—	—	$33
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(3)	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(3)	—	—	$8
Residential mortgage servicing rights	$257	(41)	(2)	—	36	—	—	—	—	—	$252
Total derivatives, net	$8	105	(3)	—	—	—	—	(103)	—	—	$10

	Year Ended December 31, 2014
	Opening Balance January 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	(1)	—	—	$8
Corporate and other debt securities	2	—		—	4	—	—	(3)	—	—	3
Total securities available for sale	$11	—		—	4	—	—	(4)	—	—	$11
Residential mortgage servicing rights	$297	(80)	(2)	—	40	—	—	—	—	—	$257
Total derivatives, net	$5	93	(2)	—	—	—	—	(90)	—	—	$8

	Year Ended December 31, 2013
	Opening Balance January 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(4)	—	—	$9
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(4)	—	—	$11
Residential mortgage servicing rights	$191	22	(2)	—	84	—	—	—	—	—	$297
Total derivatives, net	$22	77	(2)	—	—	—	—	(94)	—	—	$5
_________
(1) Included in capital markets fee income and other.
(2) Included in mortgage income.
(3) For 2015, approximately $10 million was included in capital markets fee income and other and $95 million was included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2015	2014
	(In millions)
Loans held for sale	$(40)	$(42)
Foreclosed property and other real estate	(7)	(29)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2015, 2014 and 2013. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at December 31, 2015, 2014 and 2013 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	December 31, 2015
	Level 3 Estimated Fair Value at December 31, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Trading account securities	$33	Market comparable	Spread from US High Yield B Effective Yield Index	4.7%
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.1% (23.0%)
			Weighted-average prepayment speed (CPR; percentage)	5.6% - 11.9% (9.9%)
			Probability of default	2.2%
			Loss severity	74.3%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.2%
Residential mortgage servicing rights (1)	$252	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			Option-adjusted spread (percentage)	8.7% - 13.3% (10.0%)
Derivative assets:
Interest rate options	$9	Interest rate lock commitments on the residential loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			Option-adjusted spread (percentage)	8.7% - 13.3% (10.0%)
			Pull-through	18.9% - 99.4% (80.7%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0%
Nonrecurring fair value measurements:
Loans held for sale	$36	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	11.1% - 85.7% (69.0%)
Foreclosed property and other real estate	$5	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 44.0% (30.3%)
	$3	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	3.0% - 58.8% (39.2%)

	December 31, 2014
	Level 3 Estimated Fair Value at December 31, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$8	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (12.3%)
			Weighted-average prepayment speed (CPR; percentage)	6.3% - 15.0% (9.5%)
			Probability of default	1.4%
			Loss severity	37.4%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.9%
Residential mortgage servicing rights (1)	$257	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
Derivative assets:
Interest rate options	$8	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.9% - 22.4% (12.0%)
			Option-adjusted spread (percentage)	7.7% - 11.3% (9.0%)
			Pull-through	7.3% - 99.1% (87.8%)
Nonrecurring fair value measurements:
Loans held for sale	$33	Commercial loans held for sale utilize multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.3% - 90.9% (53.3%)
Foreclosed property and other real estate	$8	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	3.7% - 73.0% (29.6%)

	December 31, 2013
	Level 3 Estimated Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (14.9%)
			Weighted-average prepayment speed (CPR; percentage)	8.6% - 13.1% (10.0%)
			Probability of default	1.3%
			Loss severity	38.4%
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.0% - 100.0% (99.6%)
			Comparability adjustments	0.96%
Residential mortgage servicing rights (1)	$297	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
Derivative assets:
Interest rate options	$5	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
			Pull-through	10.8% - 99.7% (82.1%)
Nonrecurring fair value measurements:
Loans held for sale	$61	Commercial loans held for sale utilize multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	1.0% - 99.0% (49.6%)
	$535	Residential first mortgage loans held for sale not carried at fair value on a recurring basis are valued based on estimated third-party valuations utilizing recent sales data for similar transactions	Estimated third-party valuations utilizing available sales data or similar transactions (discount to par)	17.0% - 26.0% (23.5%)
Foreclosed property and other real estate	$18	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	30.0% - 100.0% (42.3%)
_________
(1) See Note 7 for additional disclosures related to assumptions used in the fair value calculation for residential MSRs.
RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Trading account securities
The fair value in this category relates to high yield corporate securities. Significant unobservable inputs include the spread to High Yield Index. A significant increase in this input would result in significantly lower fair value measurement.
Securities available for sale
Mortgage-backed securities: residential non-agency—The fair value reported in this category relates to retained interests in legacy securitizations. Significant unobservable inputs include the spread to LIBOR, CPR, probability of default, and loss severity in the event of default. Significant increases in spread to LIBOR, probability of default and loss given default in isolation would result in significantly lower fair value. A significant increase in CPR in isolation would result in an increase to fair value.
Corporate and other debt securities—Significant unobservable inputs include evaluated quotes on comparable bonds for the same issuer and management-determined comparability adjustments. Changes in the evaluated quote on comparable bonds would result in a directionally similar change in the fair value of the corporate and other debt securities.
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and prepayment speed. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 7. See Note 7 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2015			2014
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$353	$341	$12	$440	$421	$19
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

	2015	2014
	(In millions)
Net gains (losses) resulting from changes in fair value	$(8)	$15
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2015 are as follows:

	2015
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,314	$5,314	$5,314	$—	$—
Trading account securities	143	143	110	—	33
Securities held to maturity	1,946	1,969	1	1,968	—
Securities available for sale	22,710	22,710	508	22,194	8
Loans held for sale	448	448	—	353	95
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	79,140	75,399	—	—	75,399
Other earning assets(4)	818	818	—	818	—
Derivative assets	826	826	—	816	10
Financial liabilities:
Derivative liabilities	758	758	—	758	—
Deposits	98,430	98,464	—	98,464	—
Short-term borrowings	10	10	—	10	—
Long-term borrowings	8,349	8,615	—	5,775	2,840
Loan commitments and letters of credit	85	495	—	—	495
Indemnification obligation	77	67	—	—	67
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2015 was $3.7 billion or 4.7 percent.

(3)	Excluded from this table is the capital lease carrying amount of $916 million at December 31, 2015.

(4)	Excluded from this table is the operating lease carrying amount of $834 million at December 31, 2015.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2014 are as follows:

	2014
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,004	$4,004	$4,004	$—	$—
Trading account securities	106	106	106	—	—
Securities held to maturity	2,175	2,209	1	2,208	—
Securities available for sale (2)	22,053	22,053	322	21,720	11
Loans held for sale	541	541	—	440	101
Loans (excluding leases), net of unearned income and allowance for loan losses(3)(4)	74,482	70,114	—	—	70,114
Other earning assets (2)	616	616	—	616	—
Derivative assets	1,215	1,215	—	1,207	8
Financial liabilities:
Derivative liabilities	1,254	1,254	—	1,254	—
Deposits	94,200	94,186	—	94,186	—
Short-term borrowings	2,253	2,253	—	2,253	—
Long-term borrowings	3,462	3,871	—	3,504	367
Loan commitments and letters of credit	106	539	—	—	539
Indemnification obligation	206	198	—	—	198
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

(3)
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

(4)	Excluded from this table is the capital lease carrying amount of $1.7 billion at December 31, 2014.

NOTE 23. BUSINESS SEGMENT INFORMATION
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
Other includes the Company’s Treasury function, the securities portfolio, wholesale funding activities, interest rate risk management activities and other corporate functions that are not related to a strategic business unit. Also within Other are certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. Management accounting practices utilized by Regions as the basis of presentation for segment results include the following:

•
Net interest income and other financing income is presented based upon a funds transfer pricing (“FTP”) approach, for which market-based funding charges/credits are assigned within the segments. By allocating a cost or a credit to each product based on the FTP framework, management is able to more effectively measure the net interest margin contribution of its assets/liabilities by segment. The summation of the interest income/expense and FTP charges/credits for each segment is its designated net interest income and other financing income. The variance between the Company’s cumulative FTP charges and cumulative FTP credits is offset in Other.

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

The following tables present financial information for each reportable segment for the year ended December 31:

	2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,123	$2,430	$171	$(417)	$3,307	$—	$3,307
Provision (credit) for loan losses	32	199	8	2	241	—	241
Non-interest income	402	1,106	405	158	2,071	—	2,071
Non-interest expense	604	2,402	431	170	3,607	22	3,629
Income (loss) before income taxes	889	935	137	(431)	1,530	(22)	1,508
Income tax expense (benefit)	338	355	52	(290)	455	(9)	446
Net income (loss)	$551	$580	$85	$(141)	$1,075	$(13)	$1,062
Average assets	$46,268	$38,336	$2,914	$34,747	$122,265	$—	$122,265

	2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,138	$2,449	$180	$(487)	$3,280	$—	$3,280
Provision (credit) for loan losses	18	285	4	(238)	69	—	69
Non-interest income	337	1,111	367	88	1,903	19	1,922
Non-interest expense	545	2,325	405	157	3,432	(2)	3,430
Income (loss) before income taxes	912	950	138	(318)	1,682	21	1,703
Income tax expense (benefit)	347	361	53	(213)	548	8	556
Net income (loss)	$565	$589	$85	$(105)	$1,134	$13	$1,147
Average assets	$43,573	$38,378	$2,944	$33,457	$118,352	$—	$118,352

	2013
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,170	$2,530	$185	$(622)	$3,263	$—	$3,263
Provision (credit) for loan losses	108	587	21	(578)	138	—	138
Non-interest income	386	1,234	378	98	2,096	—	2,096
Non-interest expense	485	2,464	407	200	3,556	24	3,580
Income (loss) before income taxes	963	713	135	(146)	1,665	(24)	1,641
Income tax expense (benefit)	366	271	51	(127)	561	(11)	550
Net income (loss)	$597	$442	$84	$(19)	$1,104	$(13)	$1,091
Average assets	$39,389	$39,509	$3,024	$35,790	$117,712	$—	$117,712
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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2015	2014
	(In millions)
Unused commitments to extend credit	$45,516	$43,724
Standby letters of credit	1,477	1,697
Commercial letters of credit	63	71
Liabilities associated with standby letters of credit	32	40
Assets associated with standby letters of credit	33	40
Reserve for unfunded credit commitments	52	65

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
LEASE COMMITMENTS
Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2015, 2014 and 2013 was $174 million, $171 million and $165 million, respectively.
The approximate future minimum rental commitments as of December 31, 2015, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2016	$107	$32	$139
2017	99	25	124
2018	89	14	103
2019	82	10	92
2020	70	5	75
Thereafter	279	—	279
	$726	$86	$812
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $77 million and an estimated fair value of approximately $67 million as of December 31, 2015 (see Note 22).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $40 million as of December 31, 2015, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves, will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.

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
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs have filed an appeal. This matter is subject to the indemnification agreement with Raymond James.
The SEC and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of $39 million in municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. Additionally a class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. The parties agreed to settlement terms in January 2015, and the U.S. District Court for the Western District of Missouri approved the settlement on October 2, 2015. In November 2015, a settlement agreement was reached with all remaining investors who had previously opted out of the class action. An agreement in principle was reached with the Missouri Secretary of State in December 2015. These matters are all subject to the indemnification agreement with Raymond James.
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
In 2013, Regions received investigative requests from the Office of Inspector General of HUD regarding its residential mortgage loan origination, underwriting and quality control practices for FHA insured loans made by Regions. Regions has fully cooperated in this investigation and is in discussions to resolve this inquiry. In September 2014, Regions received an investigative request from the Office of Inspector General of the Federal Housing Finance Agency regarding its residential mortgage loan origination, underwriting and quality control practices for loans Regions sold to Fannie Mae and Freddie Mac. Regions has fully cooperated with the inquiry. Both of these inquiries are part of industry-wide investigations. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws.

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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 3, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved within approximately one to two years.
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 3). As of December 31, 2015, the carrying value of the indemnification obligation was approximately $77 million.
VISA INDEMNIFICATION
As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).
A portion of Visa's proceeds from its IPO was put into escrow to fund the covered litigation. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account resulting from reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.

NOTE 25. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2015	2014
	(In millions)
Assets
Interest-bearing deposits in other banks	$759	$1,875
Loans to subsidiaries	10	11
Securities available for sale	20	19
Premises and equipment, net	43	22
Investments in subsidiaries:
Banks	16,724	16,447
Non-banks	372	278
	17,096	16,725
Other assets	407	423
Total assets	$18,335	$19,075
Liabilities and Stockholders’ Equity
Long-term borrowings	$1,301	$1,799
Other liabilities	190	403
Total liabilities	1,491	2,202
Stockholders’ equity:
Preferred stock	820	884
Common stock	13	14
Additional paid-in capital	17,883	18,767
Retained earnings (deficit)	(115)	(1,177)
Treasury stock, at cost	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(380)	(238)
Total stockholders’ equity	16,844	16,873
Total liabilities and stockholders’ equity	$18,335	$19,075

Statements of Income

	Year Ended December 31
	2015	2014	2013
	(In millions)
Income:
Dividends received from subsidiaries	$860	$1,185	$1,520
Service fees from subsidiaries	—	2	160
Interest from subsidiaries	7	5	3
Insurance proceeds	91	—	—
Other	—	—	1
	958	1,192	1,684
Expenses:
Salaries and employee benefits	51	52	180
Interest	60	85	104
Net occupancy expense	—	—	10
Furniture and equipment expense	1	—	2
Professional, legal and regulatory expenses	3	93	21
Other	81	78	143
	196	308	460
Income before income taxes and equity in undistributed earnings (loss) of subsidiaries	762	884	1,224
Income tax benefit	(45)	(123)	(117)
Income from continuing operations	807	1,007	1,341
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(22)	21	(24)
Income tax expense (benefit)	(9)	8	(11)
Income (loss) from discontinued operations, net of tax	(13)	13	(13)
Income before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	794	1,020	1,328
Equity in undistributed earnings (loss) of subsidiaries:
Banks	257	114	(252)
Non-banks	11	13	15
	268	127	(237)
Net income	1,062	1,147	1,091
Preferred stock dividends	(64)	(52)	(32)
Net income available to common shareholders	$998	$1,095	$1,059

Statements of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(In millions)
Operating activities:
Net income	$1,062	$1,147	$1,091
Adjustments to reconcile net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(268)	(127)	237
Depreciation, amortization and accretion, net	1	2	1
Loss on early extinguishment of debt	—	—	32
Net change in operating assets and liabilities:
Other assets	16	(83)	122
Other liabilities	(213)	96	(152)
Other	48	34	(21)
Net cash from operating activities	646	1,069	1,310
Investing activities:
Investment in subsidiaries	(239)	(4)	(6)
Principal payments received on loans to subsidiaries	10	—	—
Principal advances on loans to subsidiaries	(10)	—	(10)
Proceeds from sales and maturities of securities available for sale	6	6	4
Purchases of securities available for sale	(7)	(5)	(5)
Net purchases of premises and equipment	(43)	—	—
Net cash from investing activities	(283)	(3)	(17)
Financing activities:
Net change in short-term borrowings	—	—	(70)
Proceeds from long-term borrowings	—	—	750
Payments on long-term borrowings	(500)	(350)	(1,100)
Cash dividends on common stock	(304)	(247)	(138)
Cash dividends on preferred stock	(64)	(52)	(32)
Net proceeds from issuance of preferred stock	—	486	—
Repurchase of common stock	(623)	(256)	(340)
Other	12	6	2
Net cash from financing activities	(1,479)	(413)	(928)
Net change in cash and cash equivalents	(1,116)	653	365
Cash and cash equivalents at beginning of year	1,875	1,222	857
Cash and cash equivalents at end of year	$759	$1,875	$1,222

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2015, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2016 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS—Who are this year's nominees?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information on Regions’ executive officers is included below.
Information regarding Regions’ Audit Committee included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Committee Composition—Audit Committee” is incorporated herein by reference.
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
Information regarding changes in the procedures by which stockholders may recommend director nominees included in the Proxy Statement under the caption “ELECTION OF DIRECTORS—What criteria were considered by the NCG Committee in selecting the nominees?” is incorporated herein by reference.
Information included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Family Relationships” is incorporated herein by reference.
Executive officers of the registrant as of December 31, 2015, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	58	Chairman, President and Chief Executive Officer of registrant and Regions Bank. Director of registrant and Regions Bank. Previously President and Chief Executive Officer; President and Chief Operating Officer; and Vice Chairman and Head of General Banking Group.	1993
David J. Turner, Jr.	52	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank. Previously Director of Internal Audit Division.	2010
Fournier J. “Boots” Gale, III	71	Senior Executive Vice President, General Counsel and Corporate Secretary of registrant and Regions Bank. Previously a founding partner of Maynard, Cooper & Gale, P.C. in Birmingham, Alabama.	2011
C. Matthew Lusco	58	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
John B. Owen	54	Senior Executive Vice President and Head of the Regional Banking Group of registrant and Regions Bank. Director and Chairman, Regions Insurance Group, Inc. Previously Head of Business Lines; Head of Consumer Services Group; and Head of Operations and Technology Group.	2009
John M. Turner, Jr.	54	Senior Executive Vice President and Head of the Corporate Banking Group of registrant and Regions Bank. Director, Regions Insurance Group, Inc.; Manager, RFC Financial Services Holding LLC and Regions Securities LLC. Previously South Region President, Regions Bank and Central Region President, Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
Brett D. Couch	52	Senior Executive Vice President and East Region President of Regions Bank. Previously Florida Region President; Mississippi President; and West Florida Area Executive.	2010
Barb Godin	62	Senior Executive Vice President and Chief Credit Officer of registrant and Regions Bank. Previously served in senior management roles in credit and risk management.	2010
C. Keith Herron	51	Senior Executive Vice President and Head of Strategic Planning and Execution of registrant and Regions Bank. Previously Midsouth Region President; Middle Tennessee Area Executive; East Tennessee Area Executive; North Alabama Area Executive; Central Alabama Commercial Banking Executive; and Head of Credit Review.	2010
William E. Horton	64	Senior Executive Vice President and South Region President, Regions Bank. Previously served in senior management roles in both Consumer and Business Services.	2014
Ellen S. Jones	57	Senior Executive Vice President and Head of Strategic Performance and Alignment of registrant and Regions Bank. Director, Regions Insurance Group, Inc.; Manager, RFC Financial Services Holding LLC. Previously Chief Financial Officer for Business Operations and Support.	2010
David R. Keenan	48	Senior Executive Vice President and Director of Human Resources of registrant and Regions Bank. Previously served in senior management roles in Human Resources.	2010
Scott M. Peters	54	Senior Executive Vice President and Head of Consumer Services Group of registrant and Regions Bank. Director, Regions Investment Services, Inc. Previously Chief Marketing Officer.	2010
William D. Ritter	45	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director, Regions Insurance Group, Inc. Previously Central Region President; and North Central Alabama Area Executive.	2010
Cynthia M. Rogers†	59	Senior Executive Vice President and Head of Operations and Technology Group of registrant and Regions Bank. Director, Regions Insurance Group, Inc. Previously Head of Bank Operations.	2010
Ronald G. Smith	55	Senior Executive Vice President and Mid-America Region President of Regions Bank. Previously Southwest Region President; and Mississippi/North Louisiana Area President.	2010

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.
† Cynthia M. Rogers retired from the Company on December 31, 2015.

Item 11. Executive Compensation
All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE REPORT,” “CORPORATE GOVERNANCE—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management” and “ELECTION OF DIRECTORS—How are Directors compensated?” of the Proxy Statement are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information presented under the caption “OWNERSHIP OF REGIONS COMMON STOCK” of the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	8,489,383		$12.62	54,233,884	(b)
Equity Compensation Plans Not Approved by Stockholders	10,860,774	(c)	$27.66	—
Total	19,350,157		$21.06	54,233,884

(a)	Does not include outstanding restricted stock awards.

(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2015 Long Term Incentive Plan. In 2015, all prior long-term incentive plans were closed to new grants.

(c)
Consists of outstanding stock options issued under plans assumed in connection with the Regions-AmSouth merger, which were previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 17 “Share Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2015. Does not include 99,325 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

Item 13. Certain Relationships and Related Transactions, and Director Independence
All information presented under the captions “CORPORATE GOVERNANCE—Transactions with Directors,” “—Other Business Relationships and Transactions,” “—Policies Relating to Transactions with Related Persons and Code of Conduct” and “—Director Independence” of the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
All information presented under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2015 and 2014;
Consolidated Statements of Income—Years ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2015, 2014 and 2013; and
Consolidated Statements of Cash Flows—Years ended December 31, 2015, 2014 and 2013.
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

10.2*
Form of Notice and Form of Director Restricted Stock Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

10.3*
Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Stockholders held May 13, 2010, File No. 000-50831.

10.4*
Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010, File No. 000-50831.

10.5*
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

10.7*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.8*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.9*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.10*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.11*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.12*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.13*
Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

SEC Assigned Exhibit Number	Description of Exhibits
10.14*
Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

10.15*
Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

10.16*
AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006, File No. 1-7476.

10.17*
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

10.19*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006, File No. 000-50831.

10.20*
Amendment to Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008, File No. 000-50831.

10.21*
Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007, File No. 000-50831.

10.22*
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

10.24*
AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

10.25*
Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006, File No. 1-7476.

10.26*
Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005, File No. 1-7476.

SEC Assigned Exhibit Number	Description of Exhibits
10.27*
AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004, File No. 1-7476.

10.28*
Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005, File No. 1-7476.

10.29*
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

10.31*
Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005, File No. 000-50831.

10.32*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

10.33*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007, File No. 000-50831.

10.34*
Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.35*	Amendment Number 3 to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.36*
Form of Change-in-Control Agreement with executive officers O. B. Grayson Hall, Jr. and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007, File No. 000-50831.

10.37*	Form of Change-in-Control Agreement with executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.38*
Form of Change-in-Control Agreement with executive officers C. Matthew Lusco and John M. Turner, Jr., incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.39*
Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, William E. Horton, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

SEC Assigned Exhibit Number	Description of Exhibits
10.40*
Form of Change-in-Control Agreement with executive officers Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.41*
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

10.42*	Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.43*
Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 17, 2015.

10.44*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014) incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.45*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), effective January 1, 2016.

10.46*
Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.47*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009, File No. 000-50831.

10.48*
Amendment to Aircraft Time Sharing Agreement by and between Regions Financial Corporation and O.B. Grayson Hall, Jr., incorporated by reference to Exhibit 10.63 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.49*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated August 2014, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.50*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated February 2016.

10.51*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

10.52*
Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.53*
Regions Financial Corporation Executive Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed by registrant on March 26, 2013 and approved by the stockholders at the annual meeting held May 16, 2013.

SEC Assigned Exhibit Number	Description of Exhibits
10.54
Deferred Prosecution Agreement dated June 19, 2014, between Regions Financial Corporation and the Securities and Exchange Commission, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on June 25, 2014.

10.55
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

DATE:	February 16, 2016		Regions Financial Corporation

		By:	/S/ O. B. Grayson Hall, Jr.
O. B. Grayson Hall, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR.	Chairman, President and Chief Executive Officer, and Director (principal executive officer)	February 16, 2016
O. B. Grayson Hall, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 16, 2016
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 16, 2016
Hardie B. Kimbrough, Jr.

*	Director	February 16, 2016
George W. Bryan

*	Director	February 16, 2016
Carolyn H. Byrd

*	Director	February 16, 2016
David J. Cooper, Sr.

*	Director	February 16, 2016
Don DeFosset

*	Director	February 16, 2016
Eric C. Fast

*	Director	February 16, 2016
John D. Johns

Signature	Title	Date

*	Director	February 16, 2016
Ruth Ann Marshall

*	Director	February 16, 2016
Susan W. Matlock

*	Director	February 16, 2016
John E. Maupin, Jr.

*	Director	February 16, 2016
Charles D. McCrary

*	Director	February 16, 2016
Lee J. Styslinger III

* Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact