Form 10-Q
period 2016-03-31
REGIONS FINANCIAL CORP
filed 2016-05-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
(205) 581-7890
(Registrant’s telephone number, including area code)
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,266,713,119 shares of common stock, par value $.01, outstanding as of May 4, 2016.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

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
CAP - Customer Assistance Program.
CCAR - Comprehensive Capital Analysis and Review.
CD - Certificate of deposit.
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFPB - Consumer Financial Protection Bureau.
Company - Regions Financial Corporation and its subsidiaries.
CPR - Constant (or Conditional) Prepayment Rate.
CRA - Community Reinvestment Act of 1977.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days Past Due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
FASB - Financial Accounting Standards Board.
FDIC - The Federal Deposit Insurance Corporation.
Federal Reserve - The Board of Governors of the Federal Reserve System.
FHA - Federal Housing Administration.
FHLB - Federal Home Loan Bank.
FHLMC - Federal Home Loan Mortgage Corporation, known as Freddie Mac.
FNMA - Federal National Mortgage Association, known as Fannie Mae.
FS-ISAC - Financial Services - Information Sharing & Analysis Center
FRB - Federal Reserve Board.
GAAP - Generally Accepted Accounting Principles in the United States.
GCM - Guideline Public Company Method.
GNMA - Government National Mortgage Association.
GTM - Guideline Transaction Method.
HUD - U.S. Department of Housing and Urban Development.

IPO - Initial public offering.
LCR - Liquidity coverage ratio.
LIBOR - London InterBank Offered Rates.
LTIP - Long-term incentive plan.
LTV - Loan to value.
MBS - Mortgage-backed securities.
Morgan Keegan - Morgan Keegan & Company, Inc.
MSAs - Metropolitan Statistical Areas.
MSR - Mortgage servicing right.
NM - Not meaningful.
NPR - Notice of Proposed Rulemaking.
OAS - Option-Adjusted Spread.
OCC - Office of the Comptroller of the Currency.
OCI - Other comprehensive income.
OTTI - Other-than-temporary impairment.
Raymond James - Raymond James Financial, Inc.
RICO - Racketeer Influenced and Corrupt Organizations Act.
SEC - U.S. Securities and Exchange Commission.
SERP - Supplemental Executive Retirement Plan.
SSFA - Simplified Supervisory Formula Approach.
TDR - Troubled debt restructuring.
U.S. - United States.
U.S. Treasury - The United States Department of the Treasury.
UTB - Unrecognized tax benefits.
VIE - Variable interest entity.
VRDN - Variable Rate Demand Notes.

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

•
Our ability to obtain a regulatory non-objection (as part of the CCAR) process or otherwise) to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or redeem preferred stock or other regulatory capital instruments, may impact our ability to return capital to stockholders and market perceptions of us.

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
See also the reports filed with the Securities and Exchange Commission, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(In millions, except share data)
Assets
Cash and due from banks	$1,708	$1,382
Interest-bearing deposits in other banks	2,682	3,932
Trading account securities	110	143
Securities held to maturity (estimated fair value of $1,953 and $1,969, respectively)	1,901	1,946
Securities available for sale	23,095	22,710
Loans held for sale (includes $322 and $353 measured at fair value, respectively)	351	448
Loans, net of unearned income	81,606	81,162
Allowance for loan losses	(1,151)	(1,106)
Net loans	80,455	80,056
Other earning assets	1,574	1,652
Premises and equipment, net	2,134	2,152
Interest receivable	314	319
Goodwill	4,878	4,878
Residential mortgage servicing rights at fair value	239	252
Other identifiable intangible assets	246	259
Other assets	5,852	5,921
Total assets	$125,539	$126,050
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$35,153	$34,862
Interest-bearing	63,001	63,568
Total deposits	98,154	98,430
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	—	10
Total short-term borrowings	—	10
Long-term borrowings	7,851	8,349
Total borrowed funds	7,851	8,359
Other liabilities	2,323	2,417
Total liabilities	108,328	109,206
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,316,074,413 and 1,338,591,703 shares, respectively	13	13
Additional paid-in capital	17,716	17,883
Retained earnings (deficit)	62	(115)
Treasury stock, at cost—41,261,030 and 41,261,018 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(23)	(380)
Total stockholders’ equity	17,211	16,844
Total liabilities and stockholders’ equity	$125,539	$126,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2016	2015
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$768	$725
Securities - taxable	147	145
Loans held for sale	3	3
Trading account securities	3	3
Other earning assets	10	10
Operating lease assets	32	—
Total interest income, including other financing income	963	886
Interest expense on:
Deposits	27	28
Long-term borrowings	47	43
Total interest expense	74	71
Depreciation expense on operating lease assets	27	—
Total interest expense and depreciation expense on operating lease assets	101	71
Net interest income and other financing income	862	815
Provision for loan losses	113	49
Net interest income and other financing income after provision for loan losses	749	766
Non-interest income:
Service charges on deposit accounts	159	161
Card and ATM fees	95	85
Mortgage income	38	40
Securities gains (losses), net	(5)	5
Other	219	179
Total non-interest income	506	470
Non-interest expense:
Salaries and employee benefits	475	458
Net occupancy expense	86	91
Furniture and equipment expense	78	71
Other	230	285
Total non-interest expense	869	905
Income from continuing operations before income taxes	386	331
Income tax expense	113	95
Income from continuing operations	273	236
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(4)
Income tax expense (benefit)	—	(2)
Income (loss) from discontinued operations, net of tax	—	(2)
Net income	$273	$234
Net income from continuing operations available to common shareholders	$257	$220
Net income available to common shareholders	$257	$218
Weighted-average number of shares outstanding:
Basic	1,286	1,346
Diluted	1,291	1,358
Earnings per common share from continuing operations:
Basic	$0.20	$0.16
Diluted	0.20	0.16
Earnings per common share:
Basic	$0.20	$0.16
Diluted	0.20	0.16
Cash dividends declared per common share	0.06	0.05
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2016	2015
	(In millions)
Net income	$273	$234
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $125 and $49 tax effect, respectively)	205	80
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($2) and $2 tax effect, respectively)	(3)	3
Net change in unrealized gains (losses) on securities available for sale, net of tax	208	77
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $102 and $35 tax effect, respectively)	165	58
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $15 and $12 tax effect, respectively)	24	21
Net change in unrealized gains (losses) on derivative instruments, net of tax	141	37
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, (net of ($3) and ($4) tax effect, respectively)	(6)	(8)
Net change from defined benefit pension plans and other post employment benefits, net of tax	6	7
Other comprehensive income (loss), net of tax	357	123
Comprehensive income	$630	$357
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2015	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	234	—	—	234
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	77	77
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	37	37
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	7	7
Cash dividends declared—$0.05 per share	—	—	—	—	(67)	—	—	—	(67)
Preferred stock dividends	—	(16)	—	—	—	—	—	—	(16)
Common stock transactions:
Impact of share repurchase	—	—	(11)	—	(102)	—	—	—	(102)
Impact of stock transactions under compensation plans, net and other	—	—	—	—	6	—	—	—	6
BALANCE AT MARCH 31, 2015	1	$868	1,343	$14	$18,604	$(943)	$(1,377)	$(115)	$17,051

BALANCE AT JANUARY 1, 2016	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	273	—	—	273
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	208	208
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	141	141
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	6	6
Cash dividends declared—$0.06 per share	—	—	—	—	—	(80)	—	—	(80)
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)
Common stock transactions:
Impact of share repurchase	—	—	(23)	—	(175)	—	—	—	(175)
Impact of stock transactions under compensation plans, net and other	—	—	1	—	8	—	—	—	8
BALANCE AT MARCH 31, 2016	1	$820	1,275	$13	$17,716	$62	$(1,377)	$(23)	$17,211

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2016	2015
	(In millions)
Operating activities:
Net income	$273	$234
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	113	49
Depreciation, amortization and accretion, net	130	123
Securities (gains) losses, net	5	(5)
Deferred income tax expense	20	38
Originations and purchases of loans held for sale	(482)	(565)
Proceeds from sales of loans held for sale	583	634
(Gain) loss on sale of loans, net	(21)	(23)
(Gain) loss on early extinguishment of debt	—	43
Net change in operating assets and liabilities:
Trading account securities	33	(1)
Other earning assets	51	29
Interest receivable and other assets	108	(112)
Other liabilities	(35)	(121)
Other	12	(6)
Net cash from operating activities	790	317
Investing activities:
Proceeds from maturities of securities held to maturity	45	46
Proceeds from sales of securities available for sale	1,056	493
Proceeds from maturities of securities available for sale	774	863
Purchases of securities available for sale	(1,954)	(1,232)
Proceeds from sales of loans	30	37
Purchases of loans	(279)	(256)
Purchases of mortgage servicing rights	(5)	—
Net change in loans	(266)	(827)
Net purchases of other assets	(57)	(51)
Net cash from investing activities	(656)	(927)
Financing activities:
Net change in deposits	(276)	3,277
Net change in short-term borrowings	(10)	(168)
Proceeds from long-term borrowings	499	—
Payments on long-term borrowings	(1,000)	(293)
Cash dividends on common stock	(80)	(67)
Cash dividends on preferred stock	(16)	(16)
Repurchase of common stock	(175)	(102)
Other	—	1
Net cash from financing activities	(1,058)	2,632
Net change in cash and cash equivalents	(924)	2,022
Cash and cash equivalents at beginning of year	5,314	4,004
Cash and cash equivalents at end of period	$4,390	$6,026

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2016 and 2015
NOTE 1. BASIS OF PRESENTATION
Regions Financial Corporation (“Regions” or the "Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located across the South, Midwest and Texas. The Company competes with other financial institutions located in the states in which it operates, as well as other adjoining states. Regions is subject to the regulations of certain government agencies and undergoes periodic examinations by certain regulatory authorities.
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2015. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan and related affiliates. The transaction closed on April 2, 2012. See Note 2 and Note 14 for further details. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. This presentation is consistent with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.
During the fourth quarter of 2015, Regions reclassified its investments in FRB and FHLB stock from securities available for sale to other earning assets on its consolidated balance sheets. This reclassification has been made for all periods presented. Certain other prior period amounts have also been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets or total stockholders’ equity as previously reported.
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
The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended March 31
	2016	2015
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses	$—	$4
Total non-interest expense	—	4
Income (loss) from discontinued operations before income taxes	—	(4)
Income tax expense (benefit)	—	(2)
Income (loss) from discontinued operations, net of tax	$—	$(2)
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	March 31, 2016
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(9)	341	9	—	350
Mortgage-backed securities:
Residential agency	1,445	—	(59)	1,386	42	—	1,428
Commercial agency	178	—	(5)	173	1	—	174
	$1,974	$—	$(73)	$1,901	$52	$—	$1,953

Securities available for sale:
U.S. Treasury securities	$232	$4	$—	$236			$236
Federal agency securities	214	3	—	217			217
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	16,219	259	(17)	16,461			16,461
Residential non-agency	5	—	—	5			5
Commercial agency	2,937	62	(1)	2,998			2,998
Commercial non-agency	1,207	14	(7)	1,214			1,214
Corporate and other debt securities	1,654	32	(36)	1,650			1,650
Equity securities	305	8	—	313			313
	$22,774	$382	$(61)	$23,095			$23,095

	December 31, 2015
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(10)	340	9	—	349
Mortgage-backed securities:
Residential agency	1,490	—	(61)	1,429	18	(2)	1,445
Commercial agency	181	—	(5)	176	—	(2)	174
	$2,022	$—	$(76)	$1,946	$27	$(4)	$1,969

Securities available for sale:
U.S. Treasury securities	$228	$1	$(1)	$228			$228
Federal agency securities	219	—	(1)	218			218
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	16,003	149	(90)	16,062			16,062
Residential non-agency	5	—	—	5			5
Commercial agency	3,033	10	(25)	3,018			3,018
Commercial non-agency	1,245	3	(17)	1,231			1,231
Corporate and other debt securities	1,718	12	(63)	1,667			1,667
Equity securities	272	10	(2)	280			280
	$22,724	$185	$(199)	$22,710			$22,710
_________
(1) The gross unrealized losses recognized in other comprehensive income (OCI) on held to maturity securities resulted from a transfer of available for sale securities to held to maturity in the second quarter of 2013.

Securities with carrying values of $11.8 billion and $11.9 billion at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $51 million and $50 million of encumbered U.S. Treasury securities at March 31, 2016 and December 31, 2015, respectively.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	350	350
Mortgage-backed securities:
Residential agency	1,445	1,428
Commercial agency	178	174
	$1,974	$1,953
Securities available for sale:
Due in one year or less	$64	$65
Due after one year through five years	801	811
Due after five years through ten years	957	963
Due after ten years	279	265
Mortgage-backed securities:
Residential agency	16,219	16,461
Residential non-agency	5	5
Commercial agency	2,937	2,998
Commercial non-agency	1,207	1,214
Equity securities	305	313
	$22,774	$23,095
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at March 31, 2016 and December 31, 2015. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$105	$(1)	$1,300	$(16)	$1,405	$(17)
Commercial agency	—	—	174	(4)	174	(4)
	$105	$(1)	$1,474	$(20)	$1,579	$(21)

Securities available for sale:
U.S. Treasury securities	$6	$—	$1	$—	$7	$—
Federal agency securities	—	—	1	—	1	—
Mortgage-backed securities:
Residential agency	1,099	(6)	1,410	(11)	2,509	(17)
Residential non-agency	3	—	—	—	3	—
Commercial agency	170	—	59	(1)	229	(1)
Commercial non-agency	283	(3)	228	(4)	511	(7)
All other securities	276	(7)	382	(29)	658	(36)
	$1,837	$(16)	$2,081	$(45)	$3,918	$(61)

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$198	$(1)	$—	$—	$198	$(1)
Mortgage-backed securities:
Residential agency	322	(7)	1,121	(38)	1,443	(45)
Commercial agency	—	—	174	(7)	174	(7)
	$520	$(8)	$1,295	$(45)	$1,815	$(53)

Securities available for sale:
U.S. Treasury securities	$59	$(1)	$8	$—	$67	$(1)
Federal agency securities	74	—	7	—	81	—
Mortgage-backed securities:
Residential agency	8,037	(73)	791	(17)	8,828	(90)
Residential non-agency	3	—	—	—	3	—
Commercial agency	1,695	(20)	273	(5)	1,968	(25)
Commercial non-agency	684	(12)	264	(6)	948	(18)
All other securities	805	(36)	307	(29)	1,112	(65)
	$11,357	$(142)	$1,650	$(57)	$13,007	$(199)
The number of individual positions in an unrealized loss position in the tables above decreased from 1,081 at December 31, 2015 to 596 at March 31, 2016. The decrease in the number of securities and the total amount of unrealized losses from year-end 2015 was primarily due to changes in interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating other-than-temporary impairments, management did identify a limited number of positions where an other-than-temporary impairment was believed to exist as of March 31, 2016. Such impairments were related to available for sale equity securities with current market values below the highest traded price in the last six months. For the quarter ending March 31, 2016, such impairments totaled $1 million, and have been reflected as a reduction of net securities gains (losses) on the consolidated statements of income.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary impairment losses, are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31
	2016	2015
	(In millions)
Gross realized gains	$16	$5
Gross realized losses	(20)	—
OTTI	(1)	—
Securities gains (losses), net	$(5)	$5

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2016	December 31, 2015
	(In millions, net of unearned income)
Commercial and industrial	$36,200	$35,821
Commercial real estate mortgage—owner-occupied	7,385	7,538
Commercial real estate construction—owner-occupied	346	423
Total commercial	43,931	43,782
Commercial investor real estate mortgage	4,516	4,255
Commercial investor real estate construction	2,554	2,692
Total investor real estate	7,070	6,947
Residential first mortgage	12,895	12,811
Home equity	10,914	10,978
Indirect—vehicles	4,072	3,984
Indirect—other consumer	652	545
Consumer credit card	1,045	1,075
Other consumer	1,027	1,040
Total consumer	30,605	30,433
	$81,606	$81,162
During the three months ended March 31, 2016 and 2015, Regions purchased approximately $279 million and $256 million, respectively, in indirect-vehicles and indirect-other consumer loans from third parties.
At March 31, 2016, $14.6 billion in net eligible loans held by Regions were pledged to secure borrowings from the FHLB. At March 31, 2016, an additional $31.5 billion in net eligible loans held by Regions were pledged to the Federal Reserve Bank for potential borrowings.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2015, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2016 and 2015. The total allowance for loan losses and the related loan portfolio ending balances as of March 31, 2016 and 2015, are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended March 31, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	85	(10)	38	113
Loan losses:
Charge-offs	(29)	—	(67)	(96)
Recoveries	7	4	17	28
Net loan losses	(22)	4	(50)	(68)
Allowance for loan losses, March 31, 2016	821	91	239	1,151
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	1	—	—	1
Reserve for unfunded credit commitments, March 31, 2016	48	5	—	53
Allowance for credit losses, March 31, 2016	$869	$96	$239	$1,204
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$254	$20	$66	$340
Collectively evaluated for impairment	567	71	173	811
Total allowance for loan losses	$821	$91	$239	$1,151
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$949	$155	$827	$1,931
Collectively evaluated for impairment	42,982	6,915	29,778	79,675
Total loans evaluated for impairment	$43,931	$7,070	$30,605	$81,606

	Three Months Ended March 31, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	59	(25)	15	49
Loan losses:
Charge-offs	(34)	(8)	(59)	(101)
Recoveries	17	8	22	47
Net loan losses	(17)	—	(37)	(54)
Allowance for loan losses, March 31, 2015	696	125	277	1,098
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	1	—	—	1
Reserve for unfunded credit commitments, March 31, 2015	58	8	—	66
Allowance for credit losses, March 31, 2015	$754	$133	$277	$1,164
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$178	$49	$73	$300
Collectively evaluated for impairment	518	76	204	798
Total allowance for loan losses	$696	$125	$277	$1,098
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$766	$320	$857	$1,943
Collectively evaluated for impairment	41,395	6,601	28,304	76,300
Total loans evaluated for impairment	$42,161	$6,921	$29,161	$78,243

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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2016, and December 31, 2015. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	March 31, 2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,619	$605	$1,420	$556	$36,200
Commercial real estate mortgage—owner-occupied	6,685	248	198	254	7,385
Commercial real estate construction—owner-occupied	320	13	11	2	346
Total commercial	$40,624	$866	$1,629	$812	$43,931
Commercial investor real estate mortgage	$4,263	$89	$136	$28	$4,516
Commercial investor real estate construction	2,489	30	35	—	2,554
Total investor real estate	$6,752	$119	$171	$28	$7,070

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,841	$54	$12,895
Home equity			10,815	99	10,914
Indirect—vehicles			4,072	—	4,072
Indirect—other consumer			652	—	652
Consumer credit card			1,045	—	1,045
Other consumer			1,027	—	1,027
Total consumer			$30,452	$153	$30,605
					$81,606

	December 31, 2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,639	$963	$894	$325	$35,821
Commercial real estate mortgage—owner-occupied	6,750	306	214	268	7,538
Commercial real estate construction—owner-occupied	385	21	15	2	423
Total commercial	$40,774	$1,290	$1,123	$595	$43,782
Commercial investor real estate mortgage	$3,926	$140	$158	$31	$4,255
Commercial investor real estate construction	2,658	4	30	—	2,692
Total investor real estate	$6,584	$144	$188	$31	$6,947

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,748	$63	$12,811
Home equity			10,885	93	10,978
Indirect—vehicles			3,984	—	3,984
Indirect—other consumer			545	—	545
Consumer credit card			1,075	—	1,075
Other consumer			1,040	—	1,040
Total consumer			$30,277	$156	$30,433
					$81,162

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$19	$5	$3	$27	$35,644	$556	$36,200
Commercial real estate mortgage—owner-occupied	22	12	3	37	7,131	254	7,385
Commercial real estate construction—owner-occupied	1	—	—	1	344	2	346
Total commercial	42	17	6	65	43,119	812	43,931
Commercial investor real estate mortgage	19	2	2	23	4,488	28	4,516
Commercial investor real estate construction	2	1	8	11	2,554	—	2,554
Total investor real estate	21	3	10	34	7,042	28	7,070
Residential first mortgage	76	51	220	347	12,841	54	12,895
Home equity	54	21	45	120	10,815	99	10,914
Indirect—vehicles	40	9	8	57	4,072	—	4,072
Indirect—other consumer	2	1	—	3	652	—	652
Consumer credit card	6	5	12	23	1,045	—	1,045
Other consumer	9	3	5	17	1,027	—	1,027
Total consumer	187	90	290	567	30,452	153	30,605
	$250	$110	$306	$666	$80,613	$993	$81,606

	December 31, 2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$11	$6	$9	$26	$35,496	$325	$35,821
Commercial real estate mortgage—owner-occupied	24	7	3	34	7,270	268	7,538
Commercial real estate construction—owner-occupied	—	1	—	1	421	2	423
Total commercial	35	14	12	61	43,187	595	43,782
Commercial investor real estate mortgage	14	13	4	31	4,224	31	4,255
Commercial investor real estate construction	2	—	—	2	2,692	—	2,692
Total investor real estate	16	13	4	33	6,916	31	6,947
Residential first mortgage	88	60	220	368	12,748	63	12,811
Home equity	58	26	59	143	10,885	93	10,978
Indirect—vehicles	49	14	9	72	3,984	—	3,984
Indirect—other consumer	2	1	—	3	545	—	545
Consumer credit card	7	5	12	24	1,075	—	1,075
Other consumer	11	4	4	19	1,040	—	1,040
Total consumer	215	110	304	629	30,277	156	30,433
	$266	$137	$320	$723	$80,380	$782	$81,162

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of March 31, 2016 and December 31, 2015. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$598	$52	$546	$78	$468	$164	36.1%
Commercial real estate mortgage—owner-occupied	275	20	255	31	224	69	32.4
Commercial real estate construction—owner-occupied	2	—	2	—	2	2	100.0
Total commercial	875	72	803	109	694	235	35.1
Commercial investor real estate mortgage	33	5	28	13	15	6	33.3
Total investor real estate	33	5	28	13	15	6	33.3
Residential first mortgage	48	16	32	—	32	4	41.7
Home equity	14	1	13	—	13	—	7.1
Total consumer	62	17	45	—	45	4	33.9
	$970	$94	$876	$122	$754	$245	34.9%

	Accruing Impaired Loans As of March 31, 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$84	$2	$82	$14	19.0%
Commercial real estate mortgage—owner-occupied	67	4	63	5	13.4
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	152	6	146	19	16.4
Commercial investor real estate mortgage	106	6	100	10	15.1
Commercial investor real estate construction	28	1	27	4	17.9
Total investor real estate	134	7	127	14	15.7
Residential first mortgage	458	12	446	55	14.6
Home equity	321	—	321	7	2.2
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	12	—	12	—	—
Total consumer	794	12	782	62	9.3
	$1,080	$25	$1,055	$95	11.1%

	Total Impaired Loans As of March 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$682	$54	$628	$78	$550	$178	34.0%
Commercial real estate mortgage—owner-occupied	342	24	318	31	287	74	28.7
Commercial real estate construction—owner-occupied	3	—	3	—	3	2	66.7
Total commercial	1,027	78	949	109	840	254	32.3
Commercial investor real estate mortgage	139	11	128	13	115	16	19.4
Commercial investor real estate construction	28	1	27	—	27	4	17.9
Total investor real estate	167	12	155	13	142	20	19.2
Residential first mortgage	506	28	478	—	478	59	17.2
Home equity	335	1	334	—	334	7	2.4
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	12	—	12	—	12	—	—
Total consumer	856	29	827	—	827	66	11.1
	$2,050	$119	$1,931	$122	$1,809	$340	22.4%

	Non-accrual Impaired Loans As of December 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$363	$41	$322	$26	$296	$98	38.3%
Commercial real estate mortgage—owner-occupied	286	18	268	36	232	69	30.4
Commercial real estate construction—owner-occupied	2	—	2	—	2	1	50.0
Total commercial	651	59	592	62	530	168	34.9
Commercial investor real estate mortgage	36	5	31	13	18	8	36.1
Total investor real estate	36	5	31	13	18	8	36.1
Residential first mortgage	51	16	35	—	35	4	39.2
Home equity	14	1	13	—	13	—	7.1
Total consumer	65	17	48	—	48	4	32.3
	$752	$81	$671	$75	$596	$180	34.7%

	Accruing Impaired Loans As of December 31, 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$68	$1	$67	$13	20.6%
Commercial real estate mortgage—owner-occupied	89	6	83	8	15.7
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	158	7	151	21	17.7
Commercial investor real estate mortgage	141	8	133	13	14.9
Commercial investor real estate construction	27	—	27	5	18.5
Total investor real estate	168	8	160	18	15.5
Residential first mortgage	457	13	444	57	15.3
Home equity	328	—	328	7	2.1
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	12	—	12	—	—
Total consumer	800	13	787	64	9.6
	$1,126	$28	$1,098	$103	11.6%

	Total Impaired Loans As of December 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$431	$42	$389	$26	$363	$111	35.5%
Commercial real estate mortgage—owner-occupied	375	24	351	36	315	77	26.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	809	66	743	62	681	189	31.5
Commercial investor real estate mortgage	177	13	164	13	151	21	19.2
Commercial investor real estate construction	27	—	27	—	27	5	18.5
Total investor real estate	204	13	191	13	178	26	19.1
Residential first mortgage	508	29	479	—	479	61	17.7
Home equity	342	1	341	—	341	7	2.3
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	12	—	12	—	12	—	—
Total consumer	865	30	835	—	835	68	11.3
	$1,878	$109	$1,769	$75	$1,694	$283	20.9%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three months ended March 31, 2016 and 2015. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended March 31
	2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$476	$1	$359	$1
Commercial real estate mortgage—owner-occupied	328	1	379	3
Commercial real estate construction—owner-occupied	3	—	3	—
Total commercial	807	2	741	4
Commercial investor real estate mortgage	141	2	331	3
Commercial investor real estate construction	28	—	33	1
Total investor real estate	169	2	364	4
Residential first mortgage	477	4	476	4
Home equity	337	5	363	5
Indirect—vehicles	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	12	—	15	—
Total consumer	829	9	857	9
Total impaired loans	$1,805	$13	$1,962	$17
TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP program. Refer to Note 6 "Allowance For Credit Losses" in the 2015 Annual Report on Form 10-K for additional information regarding the Company's TDRs.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At March 31, 2016, approximately $39 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At March 31, 2016, approximately $5 million in home equity first lien TDRs were in excess of 180 days past due and approximately $5 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2015 Annual Report on Form 10-K.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $82 million and $107 million for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	38	$59	$2
Commercial real estate mortgage—owner-occupied	30	13	—
Total commercial	68	72	2
Commercial investor real estate mortgage	25	43	1
Commercial investor real estate construction	2	1	—
Total investor real estate	27	44	1
Residential first mortgage	63	14	2
Home equity	117	6	—
Consumer credit card	24	—	—
Indirect—vehicles and other consumer	54	1	—
Total consumer	258	21	2
	353	$137	$5

	Three Months Ended March 31, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	41	$57	$1
Commercial real estate mortgage—owner-occupied	42	25	1
Total commercial	83	82	2
Commercial investor real estate mortgage	29	24	1
Commercial investor real estate construction	1	1	—
Total investor real estate	30	25	1
Residential first mortgage	133	32	4
Home equity	125	6	—
Consumer credit card	32	—	—
Indirect—vehicles and other consumer	87	1	—
Total consumer	377	39	4
	490	$146	$7

Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three months ended March 31, 2016 and 2015, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended March 31
	2016	2015
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$6	$1
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	7	2
Commercial investor real estate mortgage	1	1
Total investor real estate	1	1
Residential first mortgage	3	3
Total consumer	3	3
	$11	$6
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At March 31, 2016, approximately $34 million of commercial and investor real estate loans modified in a TDR during the three months ended March 31, 2016 were on non-accrual status. Approximately 1.52 percent of this amount was 90 days past due.
At March 31, 2016, Regions had restructured binding unfunded commitments totaling $49 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2016	2015
	(In millions)
Carrying value, beginning of period	$252	$257
Additions	31	7
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(36)	(17)
Economic amortization associated with borrower repayments	(8)	(8)
Carrying value, end of period	$239	$239
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.

On February 29, 2016, the Company completed a transaction to purchase the rights to service approximately $2.6 billion in residential mortgage loans. The residential MSRs asset was increased by the purchase price of approximately $24 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2016	2015
	(Dollars in millions)
Unpaid principal balance	$28,035	$26,903
Weighted-average prepayment speed (CPR; percentage)	14.3%	12.7%
Estimated impact on fair value of a 10% increase	$(13)	$(14)
Estimated impact on fair value of a 20% increase	$(24)	$(27)
Option-adjusted spread (basis points)	993	1,006
Estimated impact on fair value of a 10% increase	$(9)	$(9)
Estimated impact on fair value of a 20% increase	$(17)	$(18)
Weighted-average coupon interest rate	4.3%	4.4%
Weighted-average remaining maturity (months)	279	279
Weighted-average servicing fee (basis points)	27.8	27.8
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of residential MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2016	2015
	(In millions)
Servicing related fees and other ancillary income	$20	$20
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
Regions maintains an immaterial repurchase liability related to residential mortgage loans sold with representations and warranty provisions. This repurchase liability is reported in other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of income.
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial MSRs and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a one-third loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 "Summary of Significant Accounting Policies" in the 2015 Annual Report on Form 10-K for additional information. Also see Note 14 for additional information related to the guarantee.
As of March 31, 2016, and December 31, 2015, the DUS servicing portfolio was approximately $1.1 billion and $1.2 billion, respectively. The related commercial MSRs were valued at approximately $17 million and $16 million at March 31, 2016 and December 31, 2015, respectively. The loss share guarantee was valued at approximately $3 million at both March 31, 2016 and December 31, 2015.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Corporate Bank	$2,452	$2,305
Consumer Bank	1,978	2,095
Wealth Management	448	478
	$4,878	$4,878
Refer to Note 13 “Business Segment Information” for discussion of Regions’ organizational realignment during the first quarter of 2016. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Due to the organizational realignment, Regions determined that quantitative testing of goodwill was required for all reporting units during the first quarter of 2016, and goodwill was reallocated to each reporting unit using a relative fair value approach.
Regions assessed the indicators of goodwill impairment for all three reporting units as part of the quantitative test during the first quarter of 2016. The results of the test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date, therefore, the goodwill of each reporting unit is considered not impaired as of the testing date. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill.
Additionally, Regions assessed events and circumstances for all three reporting units as of March 31, 2016, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:
•Recent operating performance,
•Changes in market capitalization,
•Regulatory actions and assessments,
•Changes in the business climate (including legislation, legal factors, and competition),
•Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and
•Trends in the banking industry.
Listed in the tables below are assumptions used in estimating the fair value of each reporting unit for the applicable testing period. The table includes the discount rates used in the income approach, the market multiples used in the market approaches, and the public company method control premium applied to each reporting unit. A detailed description of the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in Note 1 "Summary of Significant Accounting Policies" in the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015.

As of First Quarter 2016	Corporate Bank	Consumer Bank	Wealth Management
Discount rate used in income approach	11.25%	11.00%	12.00%
Public company method market multiplier(1)	1.3x	1.5x	18.8x
Transaction method market multiplier(2)	1.8x	1.8x	25.8x
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

(2)	For the Corporate Bank and Consumer Bank reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						March 31, 2016	December 31, 2015
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during the first quarters of 2016 and 2015. Series B Preferred Stock dividends were $8 million for the first quarters of 2016 and 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and preferred dividends were recorded as a reduction of retained earnings.
COMMON STOCK
During the first quarter of 2015, Regions received no objection from the Federal Reserve to its 2015 capital plan that was submitted as part of the CCAR process. On April 23, 2015, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015. The Board also authorized a $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. Through March 31, 2016, Regions repurchased approximately 75 million shares of common stock at a total cost of approximately $695 million under this plan. The Company continued to repurchase shares in the second quarter of 2016, and as of May 5, 2016, Regions had additional repurchases of approximately 17.4 million shares of common stock at a total cost of approximately $160.5 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
The Board of Directors declared a $0.06 per share cash dividend on common stock for the first quarter of 2016, and a $0.05 per share cash dividend for the first quarter of 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital. During the first quarter of 2016, the Company achieved positive retained earnings and common stock dividends were recorded as a reduction of retained earnings.
On April 21, 2016, Regions’ Board of Directors approved an increase of the quarterly common stock dividend to $0.065 per share from the previous quarterly dividend rate of $0.06 per share.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables:

	Three Months Ended March 31, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(47)	$(10)	$75	$(398)	$(380)
Net change	2	208	141	6	357
End of period	$(45)	$198	$216	$(392)	$(23)

	Three Months Ended March 31, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(55)	$175	$33	$(391)	$(238)
Net change	2	77	37	7	123
End of period	$(53)	$252	$70	$(384)	$(115)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(3)	Net interest income and other financing income
	1	1	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$(5)	$5	Securities gains (losses), net
	2	(2)	Tax (expense) or benefit
	$(3)	$3	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$39	$33	Net interest income and other financing income
	(15)	(12)	Tax (expense) or benefit
	$24	$21	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$—	$—	(2)
Actuarial gains (losses)	(9)	(12)	(2)
	(9)	(12)	Total before tax
	3	4	Tax (expense) or benefit
	$(6)	$(8)	Net of tax

Total reclassifications for the period	$13	$14	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2016	2015
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$273	$236
Preferred stock dividends	(16)	(16)
Income from continuing operations available to common shareholders	257	220
Income (loss) from discontinued operations, net of tax	—	(2)
Net income available to common shareholders	$257	$218
Denominator:
Weighted-average common shares outstanding—basic	1,286	1,346
Potential common shares	5	12
Weighted-average common shares outstanding—diluted	1,291	1,358
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.20	$0.16
Diluted	0.20	0.16
Earnings (loss) per common share from discontinued operations(1):
Basic	0.00	(0.00)
Diluted	0.00	(0.00)
Earnings per common share(1):
Basic	0.20	0.16
Diluted	0.20	0.16
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three months ended March 31, 2015 due to a net loss.
The effect from the assumed exercise of 30 million and 28 million stock options for the three months ended March 31, 2016 and 2015, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP , which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 55 million at March 31, 2016.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Three Months Ended March 31
	2016		2015
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	19,350,157	$21.06	25,316,676	$23.07
Granted	—	—	—	—
Exercised	(39,823)	7.00	(42,056)	7.00
Forfeited or expired	(65,381)	29.18	(4,867,902)	33.77
Outstanding at end of period	19,244,953	$21.06	20,406,718	$20.98
Exercisable at end of period	19,244,953	$21.06	20,406,718	$20.98
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Three Months Ended March 31
	2016		2015
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,374,242	$9.51	18,427,409	$8.07
Granted	23,835	9.44	454,147	5.88
Vested	(535,111)	9.42	(591,101)	6.15
Forfeited	(529,771)	8.89	(152,044)	8.06
Non-vested at end of period	15,333,195	$9.54	18,138,411	$8.13

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
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended March 31
	2016	2015	2016	2015	2016	2015
	(In millions)
Service cost	$9	$10	$1	$1	$10	$11
Interest cost	18	21	1	1	19	22
Expected return on plan assets	(36)	(36)	—	—	(36)	(36)
Amortization of actuarial loss	8	11	1	1	9	12
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$(1)	$6	$3	$3	$2	$9

On December 31, 2015, Regions changed the basis for determining the assumption used to estimate the service and interest components of net periodic pension costs for pension and other postretirement benefits. This change provides a more precise measurement of service and interest costs and resulted in an immaterial impact to the pension benefit obligation as of December 31, 2015. Additionally, Regions separated the Regions Financial Corporation Retirement Plan into two plans, effective January 1, 2016, creating a new plan primarily for participants who were actively employed as of that date. The corresponding assets and liabilities of these participants will be transferred to the new plan in 2016. All other participants will remain in the existing plan. See Note 18 "Employee Benefit Plans" of the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.
Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by the IRS minimum funding standards. Regions made no contribution to the plan during the first three months of 2016.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2016 or 2015.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,612	$20	$50	$2,450	$5	$27
Derivatives in cash flow hedging relationships:
Interest rate swaps	9,800	219	3	9,800	109	9
Total derivatives designated as hedging instruments	$12,412	$239	$53	$12,250	$114	$36
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,306	$692	$694	$40,612	$496	$528
Interest rate options	4,001	24	2	3,441	11	1
Interest rate futures and forward commitments	19,884	10	10	17,288	5	6
Other contracts	4,268	150	149	4,367	200	187
Total derivatives not designated as hedging instruments	$69,459	$876	$855	$65,708	$712	$722
Total derivatives	$81,871	$1,115	$908	$77,958	$826	$758
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2015, for additional information regarding accounting policies for derivatives.
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
Regions recognized an unrealized after-tax gain of $84 million and $25 million in accumulated other comprehensive income (loss) at March 31, 2016 and 2015, respectively, related to terminated cash flow hedges of loan and debt instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $12 million and $11 million during the three months ended March 31, 2016 and 2015, respectively, related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $126 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $41 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately ten years as of March 31, 2016.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended March 31			Three Months Ended March 31
	2016	2015		2016	2015
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$4	$4	Interest expense	$(1)	$4
Debt/CDs	15	7	Other non-interest expense	(15)	(7)
Securities available for sale	(3)	(4)	Interest income	—	—
Securities available for sale	(26)	(20)	Other non-interest expense	25	19
Total	$(10)	$(13)		$9	$16

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended March 31			Three Months Ended March 31
	2016	2015		2016	2015
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$141	$37	Interest income on loans	$39	$33
Forward starting swaps	—	—	Interest expense on debt	—	—
Total	$141	$37		$39	$33
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2016 and December 31, 2015, Regions had $809 million and $322 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at the lower of cost or market. At March 31, 2016 and December 31, 2015, Regions had $1.1 billion and $666 million, respectively, in total notional amount related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statements of income effect of changes in the fair value of its residential MSRs. As of March 31, 2016 and December 31, 2015, the total notional amount related to these contracts was $4.0 billion and $3.6 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2016	2015
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$4	$4
Interest rate options	10	—
Interest rate futures and forward commitments	1	(1)
Other contracts	(12)	4
Total capital markets fee income and other	3	7
Mortgage income:
Interest rate swaps	29	13
Interest rate options	5	7
Interest rate futures and forward commitments	2	4
Total mortgage income	36	24
	$39	$31
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at March 31, 2016 and December 31, 2015, totaled approximately $624 million and $406 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
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
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2016 was approximately $138 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2016 and 2015 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2016 and December 31, 2015, was $202 million and $180 million, respectively, for which Regions had posted collateral of $198 million and $180 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of March 31, 2016 and December 31, 2015.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Gross amounts subject to offsetting	$895	$718	$736	$677
Gross amounts not subject to offsetting	220	108	172	81
Gross amounts recognized	1,115	826	908	758
Gross amounts offset in the consolidated balance sheets(1)	469	409	614	558
Net amounts presented in the consolidated balance sheets	646	417	294	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	5	5	51	50
Cash collateral received/posted	17	6	40	52
Net amounts	$624	$406	$203	$98
________

(1)
At March 31, 2016, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $103 million and cash collateral posted of $247 million. At December 31, 2015, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $108 million and cash collateral posted of $256 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 12. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three month periods ended March 31, 2016 and 2015. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$110	$—	$—	$110	$110	$—	$33	$143
Securities available for sale:
U.S. Treasury securities	$236	$—	$—	$236	$228	$—	$—	$228
Federal agency securities	—	217	—	217	—	218	—	218
Obligations of states and political subdivisions	—	1	—	1	—	1	—	1
Mortgage-backed securities (MBS):
Residential agency	—	16,461	—	16,461	—	16,062	—	16,062
Residential non-agency	—	—	5	5	—	—	5	5
Commercial agency	—	2,998	—	2,998	—	3,018	—	3,018
Commercial non-agency	—	1,214	—	1,214	—	1,231	—	1,231
Corporate and other debt securities	—	1,647	3	1,650	—	1,664	3	1,667
Equity securities	313	—	—	313	280	—	—	280
Total securities available for sale	$549	$22,538	$8	$23,095	$508	$22,194	$8	$22,710
Mortgage loans held for sale	$—	$322	$—	$322	$—	$353	$—	$353
Residential mortgage servicing rights	$—	$—	$239	$239	$—	$—	$252	$252
Derivative assets:
Interest rate swaps	$—	$931	$—	$931	$—	$610	$—	$610
Interest rate options	—	3	21	24	—	1	10	11
Interest rate futures and forward commitments	—	10	—	10	—	5	—	5
Other contracts	—	150	—	150	—	200	—	200
Total derivative assets	$—	$1,094	$21	$1,115	$—	$816	$10	$826
Derivative liabilities:
Interest rate swaps	$—	$747	$—	$747	$—	$564	$—	$564
Interest rate options	—	2	—	2	—	1	—	1
Interest rate futures and forward commitments	—	10	—	10	—	6	—	6
Other contracts	—	149	—	149	—	187	—	187
Total derivative liabilities	$—	$908	$—	$908	$—	$758	$—	$758
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$8	$8	$—	$—	$36	$36
Foreclosed property and other real estate	—	31	9	40	—	30	8	38
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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at March 31, 2016 and 2015 are not material.

	Three Months Ended March 31, 2016

	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account securities	$33	(2)	(1)	—	—	(31)	—	—	—	—	$—
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Residential mortgage servicing rights	$252	(44)	(2)	—	31	—	—	—	—	—	$239
Total derivatives, net	$10	38	(3)	—	—	—	—	(27)	—	—	$21

	Three Months Ended March 31, 2015

	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(1)	—	—	$7
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(1)	—	—	$10
Residential mortgage servicing rights	$257	(25)	(2)	—	7	—	—	—	—	—	$239
Total derivatives, net	$8	28	(2)	—	—	—	—	(22)	—	—	$14

_________
(1) Included in capital markets fee income and other.
(2) Included in mortgage income.
(3) Approximately $9 million was included in capital markets fee income and other and $29 million was included in mortgage income.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2016	2015
	(In millions)
Loans held for sale	$(4)	$(7)
Foreclosed property and other real estate	(7)	(7)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2016, and December 31, 2015. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2016, and December 31, 2015, are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	March 31, 2016
	Level 3 Estimated Fair Value at March 31, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.1% (23.0%)
			Weighted-average prepayment speed (CPR; percentage)	4.5% - 15.1% (9.6%)
			Probability of default	3.3%
			Loss severity	64.3%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.2%
Residential mortgage servicing rights(1)	$239	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	12.2% - 14.6% (14.3%)
			Option-adjusted spread (percentage)	8.7% - 13.4% (9.9%)
Derivative assets:
Interest rate options	$13	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	12.2% - 14.6% (14.3%)
			Option-adjusted spread (percentage)	8.7% - 13.4% (9.9%)
			Pull-through	20.0% - 99.4% (83.0%)
	$8	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$8	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	21.6% - 84.3% (65.6%)
Foreclosed property and other real estate	$3	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 66.1% (33.5%)
	$6	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	4.4% - 50.6% (30.5%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2015
	Level 3 Estimated Fair Value at December 31, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Trading account securities	$33	Market comparable	Spread from US High Yield B Effective Yield Index	4.7%
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.1% (23.0%)
			Weighted-average prepayment speed (CPR; percentage)	5.6% - 11.9% (9.9%)
			Probability of default	2.2%
			Loss severity	74.3%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.2%
Residential mortgage servicing rights(1)	$252	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			Option-adjusted spread (percentage)	8.7% - 13.3% (10.0%)
Derivative assets:
Interest rate options	$9	Interest rate lock commitments on the residential loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			Option-adjusted spread (percentage)	8.7% - 13.3% (10.0%)
			Pull-through	18.9% - 99.4% (80.7%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0%
Nonrecurring fair value measurements:
Loans held for sale	$36	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	11.1% - 85.7% (69.0%)
Foreclosed property and other real estate	$5	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 44.0% (30.3%)
	$3	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	3.0% - 58.8% (39.2%)
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2016			December 31, 2015
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$322	$308	$14	$353	$341	$12
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2016 and 2015. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended March 31
	2016	2015
	(In millions)
Net gains (losses) resulting from changes in fair value	$2	$(4)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2016 are as follows:

	March 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,390	$4,390	$4,390	$—	$—
Trading account securities	110	110	110	—	—
Securities held to maturity	1,901	1,953	1	1,952	—
Securities available for sale	23,095	23,095	549	22,538	8
Loans held for sale	351	351	—	322	29
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	79,505	75,345	—	—	75,345
Other earning assets(4)	771	771	—	771	—
Derivative assets	1,115	1,115	—	1,094	21
Financial liabilities:
Derivative liabilities	908	908	—	908	—
Deposits	98,154	98,240	—	98,240	—
Long-term borrowings	7,851	8,103	—	3,056	5,047
Loan commitments and letters of credit	87	520	—	—	520
Indemnification obligation	73	62	—	—	62

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2016 was $4.2 billion or 5.2 percent.

(3)	Excluded from this table is the capital lease carrying amount of $950 million at March 31, 2016.

(4)	Excluded from this table is the operating lease carrying amount of $803 million at March 31, 2016.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2015 are as follows:

	December 31, 2015
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

NOTE 13. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. During the first quarter of 2016, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Under the organizational realignment, Regions will continue to operate with the same three reporting units with the Relationship Management component of Business Banking moving to the Corporate Bank and the Branch Small Business component of Business Banking remaining part of the Consumer Bank. Previously, all of Business Banking was included within the Consumer Bank. The Wealth Management segment remained unchanged during the organizational realignment. Additionally, in prior years the provision for loan losses was allocated to each segment based on actual net charge-offs that had been recognized by the segment. During the first quarter of 2016, Regions began allocating the provision for loan losses to each segment using an estimated loss methodology with the difference between the consolidated provision for loan losses and the segments’ estimated loss reflected in Other. Lastly, allocations of operational and overhead cost pools among the segments were modified during the first quarter of 2016 to better align the total costs to support each segment in accordance with the reorganized management structure. Segment results for all periods presented have been recast to reflect this organizational realignment, as well as the provision for loan losses methodology change and the cost allocation modifications. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2015.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$374	$505	$45	$(62)	$862	$—	$862
Provision (credit) for loan losses	72	71	6	(36)	113	—	113
Non-interest income	131	258	108	9	506	—	506
Non-interest expense	210	511	111	37	869	—	869
Income (loss) before income taxes	223	181	36	(54)	386	—	386
Income tax expense (benefit)	85	69	13	(54)	113	—	113
Net income (loss)	$138	$112	$23	$—	$273	$—	$273
Average assets	$54,709	$33,941	$3,232	$34,078	$125,960	$—	$125,960

	Three Months Ended March 31, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$375	$505	$43	$(108)	$815	$—	$815
Provision (credit) for loan losses	73	68	6	(98)	49	—	49
Non-interest income	99	256	100	15	470	—	470
Non-interest expense	212	508	109	76	905	4	909
Income (loss) before income taxes	189	185	28	(71)	331	(4)	327
Income tax expense (benefit)	72	70	11	(58)	95	(2)	93
Net income (loss)	$117	$115	$17	$(13)	$236	$(2)	$234
Average assets	$52,407	$32,932	$3,154	$32,073	$120,566	$—	$120,566

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2016	December 31, 2015
	(In millions)
Unused commitments to extend credit	$44,957	$45,516
Standby letters of credit	1,440	1,477
Commercial letters of credit	72	63
Liabilities associated with standby letters of credit	32	32
Assets associated with standby letters of credit	33	33
Reserve for unfunded credit commitments	53	52
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $73 million and an estimated fair value of approximately $62 million as of March 31, 2016 (see Note 12).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $40 million as of March 31, 2016, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
Assessments of litigation and claims exposure are difficult because they involve inherently unpredictable factors including, but not limited to, the following: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below, and the aggregated estimated amount provided above may not include an estimate for every matter disclosed below.
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
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs have filed an appeal. This matter is subject to the indemnification agreement with Raymond James.
The Securities and Exchange Commission and states of Missouri and Texas conducted investigations regarding alleged securities law violations by Morgan Keegan in the underwriting and sale of $39 million in municipal bonds. An enforcement action brought by the Missouri Secretary of State in April 2013, seeking monetary penalties and other relief, was dismissed and refiled in November 2013. Additionally a class action was brought on behalf of retail purchasers of the bonds in September 2012, seeking unspecified compensatory and punitive damages. The parties agreed to settlement terms in January 2015, and the U.S. District Court for the Western District of Missouri approved the settlement on October 2, 2015. An agreement in principle was reached with the Missouri Secretary of State in December 2015, and settlement terms were finalized in February 2016. These matters are all subject to the indemnification agreement with Raymond James.
A previously dismissed shareholder derivative action was refiled in June 2015. The original action alleged mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. The named defendants filed an opposition to the action, and on April 5, 2016, the court dismissed the action with prejudice. On May 5, 2016, plaintiffs filed a motion asking the court to reconsider the dismissal.
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies, and the conduct of persons with whom Regions does business. Additional inquiries will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries, including those described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of March 31, 2016, the carrying value of the indemnification obligation was approximately $73 million.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At March 31, 2016, and December 31, 2015, the Company's DUS servicing portfolio totaled approximately $1.1 billion and $1.2 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee is approximately $360 million and $356 million at March 31, 2016 and December 31, 2015, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's balance sheet was approximately $3 million at March 31, 2016, and December 31, 2015. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2015, the FASB issued new accounting guidance that eliminates the consolidation model created specifically for limited partnerships and creates a single model for evaluating consolidation of legal entities. The new guidance does the following: (a) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (b) eliminates the presumption that a general partner should consolidate a limited partnership; (c) modifies the consolidation analysis for all reporting entities associated with VIEs, particularly those that have fee arrangements and related party relationships; and (d) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are similar to investment companies as defined in the Investment Company Act of 1940. The guidance became effective for annual and interim periods beginning after December 15, 2015, and was adopted by Regions for financial reporting beginning with the first quarter of 2016. This guidance did not have a material impact upon adoption.
In April 2015, the FASB issued new accounting guidance that requires entities to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of the debt liability. The new guidance is similar to existing presentation requirements for debt discounts and does not affect entities’ recognition and measurement of debt issuance costs. Previously, entities were required to present debt issuance costs as deferred charges in the asset section of the balance sheet. The guidance became effective for annual and interim periods beginning after December 15, 2015, and was adopted by Regions for financial reporting beginning with the first quarter of 2016. All entities should apply the guidance on a retrospective basis and provide the required disclosures for a change in accounting principle in the period of adoption. Because the impact of this guidance was not material to prior periods, retrospective application and the related disclosures were not necessary for Regions.
In April 2015, the FASB issued new accounting guidance on the accounting for fees paid in a cloud computing arrangement. The standard provides guidance on how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. A customer that determines a cloud computing arrangement contains a software license must account for the license consistently with the acquisition of other software licenses. If an arrangement does not contain a software license, the customer is required to account for it as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The guidance became effective for annual and interim periods beginning after December 15, 2015, and was adopted by Regions for financial reporting beginning with the first quarter of 2016. Regions elected to apply the guidance prospectively to all cloud computing arrangements entered into or materially modified after the effective date. This guidance did not have a material impact upon adoption.
In May 2015, the FASB issued new accounting guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient pursuant to previous guidance. The guidance became effective for annual and interim periods beginning after December 15, 2015, and was adopted by Regions for financial reporting beginning with the first quarter of 2016. All entities should apply the guidance on a retrospective basis. This guidance did not have a material impact upon adoption and therefore retrospective application was not necessary for Regions.
In July 2015, the FASB issued new accounting guidance to reduce the complexity in employee benefit plan accounting. The standard provides three parts to simplify the process. Part I notes that fully benefit-responsive investment contracts will be measured, presented and disclosed only at contract value, and plans are no longer required to reconcile contract value to fair value. Part II simplifies the disclosure of plan investments by allowing the following: (a) plan assets will be grouped and disclosed by general type either on the face of the financial statements or in the notes, and will no longer be disaggregated in multiple ways; (b) plans are no longer required to disclose individual plan assets that constitute five percent or more of net assets available for benefits; (c) the net appreciation or depreciation in investments for the period will be presented in aggregate and is no longer required to be disaggregated and disclosed by general type; and (d) plans with investment funds measured using the net asset value per share practical expedient will no longer be required to disclose the investment’s strategy. Part III allows a measurement date practical expedient and permits plans to measure investments and investment-related accounts as of a month-end that is closest to the plan’s fiscal year-end when the fiscal year-end does not coincide with a month-end. The guidance became effective for fiscal years beginning after December 15, 2015 and was adopted by Regions for financial reporting beginning in the first quarter of 2016. Entities should apply the amendments in Parts I and II retrospectively for all financial statements presented and should apply the amendments in Part III prospectively. This guidance did not have a material impact upon adoption.
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
In September 2015, the FASB issued new accounting guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The following key changes were made: (a) acquirers will recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date; (b) acquirers will disclose the amounts and reasons for adjustments to the provisional amounts; and (c) acquirers will disclose, by line item, the amount of the adjustment reflected in the current period income statement that would have been recognized in previous periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance became effective for annual and interim periods beginning after December 15, 2015, and was adopted by Regions for financial reporting beginning with the first quarter of 2016. This guidance did not have a material impact upon adoption.
In January 2016, the FASB issued accounting guidance on the recognition and measurement of financial assets and financial liabilities that supersedes existing guidance.  The new guidance: (a) requires equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income; (b) simplifies the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  This guidance is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is not permitted except for the amendment related to separate presentation in other comprehensive income discussed above in (e).  Entities should apply the amendments by means of cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  Regions is evaluating the impact to its consolidated financial statements upon adoption.
In February 2016, the FASB issued accounting guidance intended to improve the understanding and comparability of financial statements by providing users with more information relating primarily to a lessee’s leasing activities. There are no significant changes expected to the income statement but lessees will be required to record a right-of-use asset and a corresponding liability equal to the present value of future rental payments on their balance sheets for all leases with a term greater than one year.  Management will also be required under the new guidance to make significant judgments regarding the likelihood of exercising lease renewal or extension options in order to determine the appropriate lease term and amount of future minimum lease payments.  While the new guidance removes the current bright lines used to classify leases, the criteria are largely similar to current lease accounting.  Additionally, the new standard substantially changes sale-leaseback accounting requiring the lessee to record a right-of-use asset and aligning sale criteria with revenue recognition guidance.  This guidance expands both quantitative and qualitative required disclosures in order to provide financial statement users information on the timing, amount, and uncertainty of future cash flows from leases.  The revised leasing guidance is effective for fiscal years and interim periods beginning after December 15, 2018, with early application permitted. Regions is evaluating the impact to its consolidated financial statements upon adoption.
In March 2016, the FASB issued accounting guidance that clarifies and enhances the implementation guidance on principal versus agent considerations within the new revenue recognition standard. The amendments are as follows: (a) clarification regarding how an entity should identify the unit of accounting for the principal versus agent evaluation; (b) clarification regarding how the control principle applies to transactions such as service arrangements; (c) control indicators reframed to focus on evidence of a principal relationship rather than an agency relationship, as well as clarification added regarding the relationship between the control principle and the indicators; and (d) revisions to the examples presented in current guidance as well as the addition of new examples. The guidance is effective for annual and interim periods beginning after December 15, 2017. Regions is evaluating the impact to its consolidated financial statements upon adoption.
In March 2016, the FASB issued new accounting guidance that addresses how a change in the counterparty to a derivative contract affects a hedging relationship. This guidance clarifies that a novation (defined as replacing one counterparty to a derivative instrument with a new counterparty) of a derivative contract does not, in and of itself, require dedesignation of a hedging relationship or represent a change in the critical terms of the hedge relationship so long as (a) all other hedge accounting criteria are still met, (b) the hedging relationship is expected to remain highly effective, and (c) there are no concerns about the collectability of the derivative’s cash flows (i.e. the creditworthiness of the new counterparty is similar to the one being replaced). The guidance is effective for annual and interim periods beginning after December 15, 2016. The amendments may be applied prospectively or on a modified retrospective basis to all existing and new hedge accounting relationships in which a novation occurs after the effective date of the new guidance. Regions is evaluating the impact to its consolidated financial statements upon adoption.
In March 2016, the FASB issued new accounting guidance that clarifies that entities should solely use the four-step decision sequence described in current derivatives accounting guidance. This sequence should be used when assessing whether contingent exercise provisions associated with a put or call option are clearly and closely related to their debt hosts. Based on differences in interpretation, some entities have also included an additional assessment, which considers whether the event that triggers the ability to exercise the put or call is indexed only to interest rates or credit risk of the entity. This additional assessment potentially results in bifurcation of more embedded options than would occur when just applying the decision sequence outlined in the guidance. This guidance should be applied to existing debt instruments on a modified retrospective basis and is effective for annual, and interim periods therein, beginning after December 15, 2016. Regions is evaluating the impact to its consolidated financial statements upon adoption.
In March 2016, the FASB issued new accounting guidance that eliminates the requirement for an investor to retrospectively apply the equity method to investments when its ownership interest (or degree of influence in an investee) increases to a level that triggers the equity method of accounting. Currently, an entity must retrospectively adjust the investment, results of operations, and retained earnings as if the equity method had been in effect during all previous periods the investment was held. By eliminating this requirement, the FASB expects to reduce the cost and complexity when transitioning to the equity method. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
In March 2016, the FASB issued new accounting guidance that intends to improve and simplify accounting for employee shared-based payments. The new guidance: (a) eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in the income statement as income tax expense or benefit when the awards vest or are settled; entities should account for these income tax effects as discrete items in the reporting period in which they occur and exclude them from the estimated annual effective tax rate; (b) increases the permitted tax withholding limits from the employer’s statutory minimum rate to the employee’s maximum statutory rate before triggering liability classification; (c) changes the classification of excess tax benefits from a financing activity to an operating activity; (d) clarifies that cash paid to a tax authority when shares are withheld to satisfy an employer’s statutory income tax withholding obligation is a financing activity; (e) allows an entity to make an entity-wide accounting policy election to either account for forfeitures based on the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for interim and annual periods beginning after December 31, 2016. The method of accounting application (i.e. prospective, retrospective or modified retrospective application) differs by amendment and is defined in the guidance. Early adoption is permitted, but entities must adopt all of the guidance in the same period. Regions is evaluating the impact to its consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2015, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2016 compared to the three months ended March 31, 2015 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of March 31, 2016 compared to December 31, 2015.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 3 and 4 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance, trust services, merger and acquisition advisory services and other specialty financing.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2016, Regions operated 1,605 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc., which is included in the Wealth Management segment.
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
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and other financing income as well as non-interest income sources. Net interest income and other financing income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income and other financing income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Net interest income and other financing income also includes rental income and depreciation expense associated with operating leases for which Regions is the lessor. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, insurance activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments, and other operating expenses, as well as income taxes.
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
FIRST QUARTER OVERVIEW
Regions reported net income available to common shareholders of $257 million, or $0.20 per diluted share, in the first quarter of 2016 compared to $218 million, or $0.16 per diluted share, in the first quarter of 2015. Net income available to common shareholders from continuing operations was $257 million, or $0.20 per diluted share, compared to $220 million, or $0.16 per diluted share, over these same periods. The primary drivers of the increase in results from the prior year period were increased net interest income and other financing income, combined with increases in non-interest income and decreases in non-interest expenses. These positive results were partially offset by the additional provision for loan losses.

For the first quarter of 2016, net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $883 million, up $51 million compared to the first quarter of 2015. The net interest margin (taxable-equivalent basis) was 3.19 percent for the first quarter of 2016 and 3.18 percent in the first quarter of 2015. Although the average balances of securities and other earning assets increased in the first quarter of 2016 compared to the first quarter of 2015, their yields declined. Loan yields and rates paid on interest-bearing liabilities remained flat period over period. Total deposit costs were 11 basis points for the first quarter of 2016 and 12 basis points for the first quarter of 2015. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 28 basis points for the first quarter of 2016, as compared to 29 basis points for the first quarter of 2015, reflecting continued liability management efforts implemented by the Company.
The provision for loan losses totaled $113 million in the first quarter of 2016 compared to $49 million during the first quarter of 2015. The increase in provision expense during the first quarter of 2016 compared to the 2015 period was primarily attributable to an increase in the allowance for loan losses for energy related loans (refer to "Table 3 - Selected Industry Exposure" and the discussion immediately following the table for additional energy related disclosures). Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected, especially related to large dollar commercial credits and fluctuating commodity prices.
Net charge-offs totaled $68 million, or an annualized 0.34 percent of average loans, in the first quarter of 2016, compared to $54 million, or an annualized 0.28 percent for the first quarter of 2015. Net charge-offs were higher across most major loan categories, other than investor real estate, when comparing the first quarter of 2016 period to the prior year period.
The allowance for loan losses at March 31, 2016, was 1.41 percent of total loans, net of unearned income, compared to 1.36 percent at December 31, 2015. Total non-performing assets were $1.1 billion at March 31, 2016, compared to $920 million at December 31, 2015. Continued low oil prices prompted a number of large energy credits to be downgraded during the first quarter of 2016 causing the increase in non-performing assets.
Non-interest income from continuing operations was $506 million for the first quarter of 2016 compared to $470 million for the first quarter of 2015. This increase was driven by increases in capital markets fee income, bank-owned life insurance, card and ATM fees and net revenue from affordable housing. These increases were offset by decreases in securities gains and other miscellaneous income. See Table 21 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $869 million in the first quarter of 2016, a $36 million decrease from the first quarter of 2015, driven primarily by a $43 million loss on early extinguishment of debt incurred in the first quarter of 2015, combined with decreased branch consolidation, property and equipment charges in 2016. These decreases were offset by increases in salaries and employee benefits as a result of severance related expenses and higher base salaries and incentives. See Table 22 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended March 31, 2016 was $113 million compared to income tax expense of $95 million for the same period in 2015. Income tax expense was higher in the current period primarily due to discrete tax benefits in the prior comparable period.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
2016 Expectations
Management expectations for 2016 are noted below:

•	Average loan growth of 3 percent to 5 percent compared to fourth quarter of 2015 average balances

•	Average deposit growth of 2 percent to 4 percent compared to fourth quarter of 2015 average balances

•	Net interest income and other financing income up 2 percent to 4 percent on a full year basis commensurate with average loan growth expectations

•	Adjusted non-interest income (non-GAAP) up 4 percent to 6 percent on a full year basis

•	Plan to eliminate $300 million of existing non-interest expenses between 2016 and 2018 in order to self-fund new initiatives; expect to achieve 35 percent to 45 percent of that reduction in 2016

•	Adjusted non-interest expenses (non-GAAP) flat to up modestly on a full year basis

•	Full year adjusted efficiency ratio (non-GAAP) less than 63 percent

•	Adjusted operating leverage (non-GAAP) of 2 percent to 4 percent on a full year basis

•	Net charge-offs of 25 to 35 basis points; given current price of oil, full year expectations are to be at the higher end of the range

For more information related to the Company's 2016 expectations, including additional guidance within the ranges disclosed above, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $924 million from year-end 2015 to March 31, 2016, due primarily to a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations. This decrease was offset by a modest increase in cash and due from banks.
SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	March 31, 2016	December 31, 2015
	(In millions)
U.S. Treasury securities	$237	$229
Federal agency securities	558	558
Obligations of states and political subdivisions	1	1
Mortgage-backed securities:
Residential agency	17,847	17,491
Residential non-agency	5	5
Commercial agency	3,171	3,194
Commercial non-agency	1,214	1,231
Corporate and other debt securities	1,650	1,667
Equity securities	313	280
	$24,996	$24,656
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at March 31, 2016 were relatively unchanged from year-end 2015. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $351 million at March 31, 2016, consisting primarily of $322 million of residential real estate mortgage loans, $7 million of commercial mortgage loans, and $22 million of non-performing loans. At December 31, 2015, loans held for sale totaled $448 million, consisting of $354 million of residential real estate mortgage loans, $56 million of commercial mortgage loans, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at March 31, 2016. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2016	December 31, 2015
	(In millions, net of unearned income)
Commercial and industrial	$36,200	$35,821
Commercial real estate mortgage—owner-occupied	7,385	7,538
Commercial real estate construction—owner-occupied	346	423
Total commercial	43,931	43,782
Commercial investor real estate mortgage	4,516	4,255
Commercial investor real estate construction	2,554	2,692
Total investor real estate	7,070	6,947
Residential first mortgage	12,895	12,811
Home equity	10,914	10,978
Indirect—vehicles	4,072	3,984
Indirect—other consumer	652	545
Consumer credit card	1,045	1,075
Other consumer	1,027	1,040
Total consumer	30,605	30,433
	$81,606	$81,162
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2015 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $379 million since year-end driven primarily by Regions’ market based corporate and commercial bankers serving middle market clients and the Company's asset based lending and corporate real estate groups. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $153 million from year-end 2015 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. No single industry exceeded 15 percent of the total commercial portfolio balance at March 31, 2016 or December 31, 2015.

Table 3—Selected Industry Exposure

	March 31, 2016
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$894	$539	$1,433
Agriculture	693	311	1,004
Educational services	1,801	310	2,111
Energy	2,716	2,113	4,829
Financial services (1)	3,605	3,161	6,766
Government and public sector	2,367	78	2,445
Healthcare	4,206	1,395	5,601
Information	1,186	717	1,903
Manufacturing (1)	4,629	3,639	8,268
Professional, scientific and technical services (1)	1,672	1,198	2,870
Real estate	6,450	4,938	11,388
Religious, leisure, personal and non-profit services	2,153	630	2,783
Restaurant, accommodation and lodging	2,578	644	3,222
Retail trade	2,678	2,495	5,173
Transportation and warehousing (1)	2,143	1,048	3,191
Utilities	1,069	1,791	2,860
Wholesale goods (1)	2,924	2,517	5,441
Other	167	1,769	1,936
Total commercial	$43,931	$29,293	$73,224

	December 31, 2015 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$901	$575	$1,476
Agriculture	747	295	1,042
Educational services	1,846	312	2,158
Energy	2,533	2,461	4,994
Financial services (3)	3,556	2,984	6,540
Government and public sector	2,408	238	2,646
Healthcare	4,322	1,407	5,729
Information	1,281	744	2,025
Manufacturing (3)	4,407	3,938	8,345
Professional, scientific and technical services (3)	1,730	1,114	2,844
Real estate	6,427	5,046	11,473
Religious, leisure, personal and non-profit services	2,165	600	2,765
Restaurant, accommodation and lodging	2,489	633	3,122
Retail trade	2,492	2,507	4,999
Transportation and warehousing (3)	2,228	1,084	3,312
Utilities	1,047	1,674	2,721
Wholesale goods (3)	2,981	2,588	5,569
Other	222	1,600	1,822
Total commercial	$43,782	$29,800	$73,582

________

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of March 31, 2016, total indirect energy-related loans were approximately $503 million, with approximately $481 million included in commercial loans and $22 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $512 million as of March 31, 2016.

(2)
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

(3)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of December 31, 2015, total indirect energy-related loans were approximately $519 million, with approximately $497 million included in commercial loans and $22 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $446 million as of December 31, 2015.

Regions continues to monitor the impacts of low oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at March 31, 2016 amounted to approximately $2.7 billion, consisting of loans such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $503 million at March 31, 2016. The entire energy-related portfolio, combining direct and indirect loans, was approximately $3.2 billion or 4 percent of total loans at March 31, 2016 (approximately $3.4 billion including energy-related operating leases).
Regions' energy-related portfolio is geographically concentrated primarily in Texas and, to a lesser extent, in South Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Additionally, heightened credit requirements have been adopted for select segments of the portfolio. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. If the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. Regions' energy-related portfolio consists of a relatively small number of customers, which provides the Company granular insight into the financial health of those borrowers. Through its on-going portfolio credit quality assessment, Regions will continue to assess the impact to the loan loss allowance and make adjustments as appropriate.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $123 million from 2015 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $84 million increase from year-end 2015, as prepayments have slowed. Approximately $585 million in new loan originations were retained on the balance sheet through the first three months of 2016.

Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.9 billion at March 31, 2016 as compared to $11.0 billion at December 31, 2015. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2016. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2016	$20	0.26%	$38	0.49%	$58
2017	4	0.05	10	0.13	14
2018	13	0.17	20	0.26	33
2019	89	1.16	79	1.02	168
2020	181	2.35	139	1.81	320
2021-2025	1,548	20.11	1,519	19.74	3,067
2026-2030	2,011	26.14	2,023	26.29	4,034
Thereafter	—	—	1	0.02	1
Total	$3,866	50.24%	$3,829	49.76%	$7,695
Of the $10.9 billion home equity portfolio at March 31, 2016, approximately $7.7 billion were home equity lines of credit and $3.2 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of March 31, 2016, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances declined to 2 percent in the residential first mortgage portfolio and to 5 percent in the home equity portfolio at March 31, 2016.

Table 5—Estimated Current Loan to Value Ranges

	March 31, 2016			December 31, 2015
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$270	$118	$386	$267	$127	$417
80% - 100%	1,743	504	883	1,703	497	886
Below 80%	10,329	5,997	2,734	10,288	5,965	2,785
Data not available	553	104	188	553	107	194
	$12,895	$6,723	$4,191	$12,811	$6,696	$4,282
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $88 million from year-end 2015, reflecting continued growing demand for automobile loans.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $107 million from year-end 2015 primarily due to new point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $30 million from year-end 2015.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $13 million from year-end 2015.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Residential first mortgage FICO scores were refreshed in June of 2015. Home equity, indirect, consumer credit card and other consumer FICO scores were refreshed in December of 2015. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 6 percent of the combined portfolios for both March 31, 2016 and December 31, 2015.
Table 6—Estimated Current FICO Score Ranges

	March 31, 2016
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$810	$292	$244	$398	$58	$79
620-680	999	545	403	570	157	148
681-720	1,366	799	525	627	242	199
Above 720	8,917	4,908	2,925	2,451	588	533
Data not available	803	179	94	678	—	68
	$12,895	$6,723	$4,191	$4,724	$1,045	$1,027

	December 31, 2015
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$768	$311	$249	$421	$55	$86
620-680	1,013	531	415	549	158	150
681-720	1,489	789	530	611	247	191
Above 720	8,487	4,808	2,938	2,409	614	526
Data not available	1,054	257	150	539	1	87
	$12,811	$6,696	$4,282	$4,529	$1,075	$1,040

(1)	Amount represents both indirect-vehicles and indirect-other consumer portfolio classes.
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses ("allowance") consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end. Regions determines its allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance is included in Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $1.2 billion at March 31, 2016 as compared to $1.1 billion in December 31, 2015. The allowance for loan losses as a percentage of net loans increased from 1.36 percent at December 31, 2015 to 1.41 percent at March 31, 2016. The increase in the percentage is primarily attributable to the migration of a number of large energy loans into the classified credit quality category from the special mention category, resulting in an increase in energy related allowance for loan losses. Total allowance for loan losses for the direct energy portfolio was 8 percent at March 31, 2016 compared to 6 percent at year-end.
Management expects that net loan charge-offs for the remainder of 2016 will range from 0.25 percent to 0.35 percent. Given the current price of oil, management expects to be at the top end of that range. Economic trends such as interest rates, unemployment, volatility in commodity prices and real estate valuations will impact the future levels of net charge-offs and may result in volatility during the remainder of 2016.
The provision for loan losses increased for the first three months of 2016 as compared to the same period in 2015. During the first three months of 2016, the provision for loan losses exceeded net charge-offs by approximately $45 million. The increase in loan loss provision reflects an increase in the allowance for loan losses for energy related loans.
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
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 7 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 7—Allowance for Credit Losses

	Three Months Ended March 31
	2016	2015
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,106	$1,103
Loans charged-off:
Commercial and industrial	23	27
Commercial real estate mortgage—owner-occupied	5	7
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	—	8
Commercial investor real estate construction	—	—
Residential first mortgage	4	7
Home equity	20	17
Indirect—vehicles	13	10
Indirect—other consumer	3	—
Consumer credit card	10	10
Other consumer	17	15
	96	101
Recoveries of loans previously charged-off:
Commercial and industrial	5	11
Commercial real estate mortgage—owner-occupied	2	6
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	3	6
Commercial investor real estate construction	1	2
Residential first mortgage	1	4
Home equity	6	7
Indirect—vehicles	5	4
Indirect—other consumer	—	—
Consumer credit card	1	2
Other consumer	4	5
	28	47
Net charge-offs:
Commercial and industrial	18	16
Commercial real estate mortgage—owner-occupied	3	1
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	(3)	2
Commercial investor real estate construction	(1)	(2)
Residential first mortgage	3	3
Home equity	14	10
Indirect—vehicles	8	6
Indirect—other consumer	3	—
Consumer credit card	9	8
Other consumer	13	10
	68	54
Provision for loan losses	113	49
Allowance for loan losses at March 31	$1,151	$1,098
Reserve for unfunded credit commitments at beginning of year	$52	$65
Provision (credit) for unfunded credit losses	1	1
Reserve for unfunded credit commitments at March 31	$53	$66
Allowance for credit losses at March 31	$1,204	$1,164
Loans, net of unearned income, outstanding at end of period	$81,606	$78,243
Average loans, net of unearned income, outstanding for the period	$81,510	$77,942
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.41%	1.40%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.16x	1.37x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.34%	0.28%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, indirect-vehicles, consumer credit card and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where a modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. More detailed information is included in Note 4 "Loans and the Allowance For Credit Losses" to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods presented:
Table 8—Troubled Debt Restructurings

	March 31, 2016		December 31, 2015
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$146	$19	$146	$20
Investor real estate	119	13	157	17
Residential first mortgage	397	49	398	52
Home equity	316	7	323	7
Indirect—vehicles	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	12	—	12	—
	993	88	1,039	96
Non-accrual status or 90 days past due and still accruing:
Commercial	149	35	135	37
Investor real estate	27	3	22	3
Residential first mortgage	80	10	81	10
Home equity	19	—	18	—
	275	48	256	50
Total TDRs - Loans	$1,268	$136	$1,295	$146

TDRs - Held For Sale	8	—	8	—
Total TDRs	$1,276	$136	$1,303	$146
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2016
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$281	$179
Inflows	66	9
Outflows
Charge-offs	(8)	—
Foreclosure	—	—
Payments, sales and other (1)	(44)	(42)
Balance, end of period	$295	$146

	Three Months Ended March 31, 2015
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$344	$357
Inflows	70	12
Outflows
Charge-offs	(4)	(5)
Foreclosure	—	(14)
Payments, sales and other (1)	(57)	(74)
Balance, end of period	$353	$276

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $11 million of commercial loans and $5 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the three months ended March 31, 2016. During the three months ended March 31, 2015, $17 million of commercial loans and $18 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$556	$325
Commercial real estate mortgage—owner-occupied	254	268
Commercial real estate construction—owner-occupied	2	2
Total commercial	812	595
Commercial investor real estate mortgage	28	31
Total investor real estate	28	31
Residential first mortgage	54	63
Home equity	99	93
Total consumer	153	156
Total non-performing loans, excluding loans held for sale	993	782
Non-performing loans held for sale	22	38
Total non-performing loans(1)	1,015	820
Foreclosed properties	97	100
Total non-performing assets(1)	$1,112	$920
Accruing loans 90 days past due:
Commercial and industrial	$3	$9
Commercial real estate mortgage—owner-occupied	3	3
Total commercial	6	12
Commercial investor real estate mortgage	2	4
Commercial investor real estate construction	8	—
Total investor real estate	10	4
Residential first mortgage(2)	115	113
Home equity	45	59
Indirect—vehicles	8	9
Consumer credit card	12	12
Other consumer	5	4
Total consumer	185	197
	$201	$213
Restructured loans not included in the categories above	$993	$1,039
Non-performing loans(1) to loans and non-performing loans held for sale	1.24%	1.01%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.36%	1.13%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $105 million at March 31, 2016 and $107 million at December 31, 2015.

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
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $201 million at March 31, 2016, a decrease from $213 million at December 31, 2015.

At March 31, 2016, Regions had approximately $150 million to $225 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$595	$31	$156	$782
Additions	320	3	(3)	320
Net payments/other activity	(56)	(4)	—	(60)
Return to accrual	(10)	(1)	—	(11)
Charge-offs on non-accrual loans(2)	(28)	—	—	(28)
Transfers to held for sale(3)	(8)	—	—	(8)
Transfers to foreclosed properties	(1)	—	—	(1)
Sales	—	(1)	—	(1)
Balance at end of period	$812	$28	$153	$993

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$493	$125	$211	$829
Additions	138	8	(13)	133
Net payments/other activity	(50)	(14)	—	(64)
Return to accrual	(16)	(10)	—	(26)
Charge-offs on non-accrual loans(2)	(32)	(8)	—	(40)
Transfers to held for sale(3)	(10)	(2)	—	(12)
Transfers to foreclosed properties	(4)	(14)	—	(18)
Sales	(2)	—	—	(2)
Balance at end of period	$517	$85	$198	$800
________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $4 million and $7 million recorded upon transfer for the three months ended March 31, 2016 and 2015, respectively.
GOODWILL
Goodwill totaled $4.9 billion at both March 31, 2016 and December 31, 2015 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2015 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit). Refer to Note 13 for discussion of Regions’ organizational realignment during the first quarter of 2016. In connection with the organizational realignment, management reallocated goodwill to the reporting units using a relative fair value approach.
The results of the calculations for the first quarter of 2016 indicated that the estimated fair values of the Corporate Bank, Consumer Bank and Wealth Management reporting units were $9.3 billion, $7.5 billion and $1.7 billion, respectively, which were greater than their carrying amounts of $9.0 billion, $5.8 billion and $1.2 billion, respectively. Therefore, the goodwill of each reporting unit was considered not impaired as of the testing date, and Step Two of the goodwill impairment test was not required.
The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the first quarter 2016 and the 2015 annual goodwill impairment test:
Discount Rates

	Corporate Bank	Consumer Bank	Wealth Management
First quarter 2016	11.25%	11.00%	12.00%
Fourth quarter 2015	11.00%	11.00%	12.00%
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds; and/or a protraction in the current low level of interest rates significantly beyond 2016.
For sensitivity analysis as of the first quarter of 2016, a discount rate of 12.25 percent for the Corporate Bank, 12.00 percent for the Consumer Bank and 13.00 percent for Wealth Management reporting unit would result in estimated fair values of equity of $8.5 billion, $6.7 billion, and $1.6 billion, respectively. The Consumer Bank and Wealth Management’s estimated fair value would continue to exceed the book value by approximately $900 million and $400 million, respectively, and would not require Step Two procedures. The Corporate Bank’s resulting fair value of equity would be $500 million less than its carrying value and would require Step Two procedures for the reporting unit. As part of the sensitivity analysis, Regions performed hypothetical Step

Two procedures. In Step Two, the fair value of the reporting unit's assets, both tangible and intangible, and liabilities are determined using estimates of the amounts at which the assets (or liabilities) can be bought (or incurred) or sold (settled) in a taxable transaction between willing participants. The effects of the Step Two adjustments for the Corporate Bank, which would have been primarily write-downs of assets to fair value, would have exceeded any reductions in the value of equity determined in Step One. Therefore, there would have been no impairment to goodwill.
If the fourth quarter of 2015 inputs for GCM and GTM had remained the same for the first quarter of 2016, the estimated fair value would continue to exceed book value for the Corporate Bank, Consumer Bank and Wealth Management reporting units by approximately $1.0 billion, $1.7 billion and $500 million, respectively. This assumes all other assumptions would remain unchanged in the first quarter 2016 calculation.
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
The following table summarizes deposits by category:
Table 12—Deposits

	March 31, 2016	December 31, 2015
	(In millions)
Non-interest-bearing demand	$35,153	$34,862
Savings	7,768	7,287
Interest-bearing transaction	21,172	21,902
Money market—domestic	26,607	26,468
Money market—foreign	270	243
Low-cost deposits	90,970	90,762
Time deposits	7,161	7,468
Customer deposits	98,131	98,230
Corporate treasury time deposits	23	200
	$98,154	$98,430
Total deposits at March 31, 2016 decreased approximately $276 million compared to year-end 2015 levels. The decline was primarily driven by declines in interest-bearing transaction accounts, as well as continued declines in consumer and corporate treasury time deposits. These declines were largely offset by growth in non-interest-bearing demand, savings and money market—domestic categories.
SHORT-TERM BORROWINGS
Table 13—Short-Term Borrowings

	March 31, 2016	December 31, 2015
	(In millions)
Customer-related borrowings:
Customer collateral	$—	$10
	$—	$10
Customer-Related Borrowings
Customer collateral includes cash collateral posted by customers related to derivative transactions.

LONG-TERM BORROWINGS
Table 14—Long-Term Borrowings

	March 31, 2016	December 31, 2015
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$747	$749
3.20% senior notes due February 2021	497	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	159	159
7.375% subordinated notes due December 2037	297	300
Valuation adjustments on hedged long-term debt	1	(7)
	1,801	1,301
Regions Bank:
Federal Home Loan Bank advances	4,255	5,255
2.25% senior notes due September 2018	747	749
7.50% subordinated notes due May 2018	499	500
6.45% subordinated notes due June 2037	495	497
3.80% affiliate subordinated notes due February 2025	150	150
Other long-term debt	47	48
Valuation adjustments on hedged long-term debt	7	(1)
	6,200	7,198
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	(150)
Total consolidated	$7,851	$8,349
Long-term borrowings decreased approximately $498 million since year-end 2015. The decrease was primarily the result of a $1 billion decrease in FHLB advances offset by the issuance of $500 million of 3.20% senior notes that occurred during the first quarter of 2016.
Effective January 1, 2016, the Company adopted new guidance related to the accounting for debt issuance costs. All existing debt issuance costs were reclassified from other assets to long-term borrowings as direct deductions of the related debt instruments. The impact of the adoption of this guidance was not material to prior periods and therefore was not applied retrospectively.
Long-term FHLB advances have a weighted-average interest rate of 0.8 percent for March 31, 2016 and 0.7 percent for December 31, 2015 with remaining maturities ranging from one to fifteen years and a weighted-average of 1.0 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $17.2 billion at March 31, 2016 as compared to $16.8 billion at December 31, 2015. During the first quarter of 2016, net income increased stockholders’ equity by $273 million, while cash dividends on common stock reduced stockholders' equity by $80 million and cash dividends on preferred stock reduced stockholder's equity by $16 million. Changes in accumulated other comprehensive income increased stockholders' equity by $357 million, primarily due to the net change in the value of securities available for sale and derivative instruments. Common stock repurchased during the first quarter of 2016 reduced stockholders' equity by $175 million.
As part of its 2015 CCAR submission, Regions' Board authorized a $875 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. Through March 31, 2016, Regions repurchased approximately 75 million shares of common stock at a total cost of approximately $695 million under this plan. The Company continued to repurchase shares in the second quarter of 2016, and as of May 5, 2016, Regions had additional repurchases of approximately 17.4 million shares of common stock at a total cost of approximately $160.5 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
Regions’ Board of Directors declared a cash dividend for the first quarter of 2016 of $0.06 per common share compared to $0.05 per common share for the first quarter of 2015. The Board of Directors also declared $16 million in cash dividends on preferred stock for both the first quarter of 2016 and 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital, while preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and both common stock and preferred dividends were recorded as a reduction of retained earnings.

On April 21, 2016, Regions’ Board of Directors approved an increase of the quarterly common stock dividend to $0.065 per share from the previous quarterly dividend rate of $0.06 per share.
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
In 2013, the Federal Reserve released its final rules detailing the U.S. implementation of the Basel Committee on Bank Supervision’s Basel III framework (“Basel III Rules”). Under the Basel III Rules, Regions is designated as a standardized approach bank and, as such, began transitioning to the Basel III Rules in January 2015 subject to a phase-in period extending to January 2019. When fully phased in, the Basel III Rules will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the Basel III Rules place greater emphasis on common equity. The Basel III Rules substantially revise the regulatory capital requirements applicable to BHCs and depository institutions, including Regions and Regions Bank. The Basel III Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios to incorporate a more risk-sensitive approach. The Basel III Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules.
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
The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of these minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to advanced approach institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the combined capital conservation buffer and countercyclical capital buffer (when applicable) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a 4- year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a remaining 3-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to Regions Bank, the Basel III Rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the required Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Rules do not change the total capital requirement for any prompt corrective action category.
The Basel III Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 1,250% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the prior capital rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction exposures (previously set at 100%).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are on non-accrual status or 90 days or more past due (previously set at 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a loan commitment with an original maturity of less than one year that is not unconditionally cancellable (previously set at 0%).

•	Eliminating the previous 50% cap on the risk weight for derivative exposures.

•	Replacing the previous Ratings Based Approach for certain asset-backed securities with a SSFA which results in risk weights ranging from 20% to 1,250% (previously ranged from 100% to 1,250%).

•	Effective January 1, 2018, applying a 250% risk weight to the portion of MSRs and deferred tax assets that are includible in capital (previously set at 100%).
In addition, the Basel III Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
Table 15—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	March 31, 2016 Ratio (2)	December 31, 2015 Ratio	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	10.87%	10.93%	N/A
Regions Bank	11.65	11.68	6.50%
Tier 1 capital:
Regions Financial Corporation	11.61%	11.65%	6.00%
Regions Bank	11.65	11.68	8.00
Total capital:
Regions Financial Corporation	13.85%	13.88%	10.00%
Regions Bank	13.60	13.59	10.00
Leverage capital:
Regions Financial Corporation	10.13%	10.25%	N/A
Regions Bank	10.17	10.28	5.00%
________

(1)	The 2016 and 2015 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

LIQUIDITY COVERAGE RATIO ("LCR")
The Federal Reserve Board, the OCC and the FDIC approved a final rule in 2014 implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. In January 2016, the minimum phased-in LCR requirement was 90 percent, to be followed by 100 percent in January 2017. The regulatory agencies have released an NPR that would require public disclosures of certain LCR measures beginning in 2018. The comment period for this NPR ended in February 2016.

At March 31, 2016, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding would need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for more information.
RATINGS
Table 16 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2016 and December 31, 2015.
Table 16—Credit Ratings

As of March 31, 2016 and December 31, 2015
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
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, and funding of VRDNs, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2015 for more information.
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
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as adjusted non-interest expense divided by adjusted total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue on a taxable-equivalent basis. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income and other financing income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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

Table 17—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
		2016	2015
		(Dollars in millions, except per share data)
INCOME
Net income (GAAP)		$273	$234
Preferred dividends (GAAP)		(16)	(16)
Net income available to common shareholders (GAAP)	A	$257	$218
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$869	$905
Significant items:
Branch consolidation, property and equipment charges		(14)	(22)
Loss on early extinguishment of debt		—	(43)
Salary and employee benefits—severance charges		(12)	—
Adjusted non-interest expense (non-GAAP)	B	$843	$840
Net interest income and other financing income (GAAP)		$862	$815
Taxable-equivalent adjustment		21	17
Net interest income and other financing income from continuing operations, taxable-equivalent basis	C	883	832
Non-interest income from continuing operations (GAAP)		506	470
Significant items:
Securities (gains) losses, net		5	(5)
Insurance proceeds (1)		(3)	—
Leveraged lease termination gains, net		—	(2)
Adjusted non-interest income (non-GAAP)	D	508	463
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	C+D=E	$1,391	$1,295
Adjusted efficiency ratio (non-GAAP)	B/E	60.63%	64.91%
Adjusted fee income ratio (non-GAAP)	D/E	36.54%	35.75%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,086	$16,963
Less: Average intangible assets (GAAP)		5,131	5,089
Average deferred tax liability related to intangibles (GAAP)		(165)	(172)
Average preferred stock (GAAP)		820	878
Average tangible common stockholders’ equity (non-GAAP)	F	$11,300	$11,168
Return on average tangible common stockholders’ equity (non-GAAP) (2)	A/F	9.16%	7.91%

		March 31, 2016	December 31, 2015
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,211	$16,844
Less: Ending intangible assets (GAAP)		5,124	5,137
Ending deferred tax liability related to intangibles (GAAP)		(164)	(165)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	G	$11,431	$11,052
Ending total assets (GAAP)		$125,539	$126,050
Less: Ending intangible assets (GAAP)		5,124	5,137
Ending deferred tax liability related to intangibles (GAAP)		(164)	(165)
Ending tangible assets (non-GAAP)	H	$120,579	$121,078
End of period shares outstanding	I	1,275	1,297
Tangible common stockholders’ equity to tangible assets (non-GAAP)	G/H	9.48%	9.13%
Tangible common book value per share (non-GAAP)	G/I	$8.97	$8.52
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (3)
Stockholders’ equity (GAAP)		$17,211	$16,844
Non-qualifying goodwill and intangibles		(4,947)	(4,958)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		(64)	286
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	J	$11,380	$11,352
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (4)	K	$106,227	$106,188
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	J/K	10.71%	10.69%
 _________

(1)	Insurance proceeds recognized in 2016 are related to the settlement of the previously disclosed 2010 class-action lawsuit.

(2)	Income statement amounts have been annualized in calculation.

(3)	Current quarter amounts and the resulting ratio are estimated.

(4)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended March 31
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$11	$—	—%	$21	$—	—%
Trading account securities	132	3	10.20	104	3	12.91
Securities:
Taxable (1)	24,618	147	2.39	24,170	145	2.43
Tax-exempt	1	—	—	2	—	—
Loans held for sale	362	3	3.30	406	3	3.46
Loans, net of unearned income (2)(3)	81,510	789	3.87	77,942	742	3.86
Investment in operating leases, net	825	5	2.71	—	—	—
Other earning assets (1)	4,046	10	0.98	3,486	10	1.11
Total earning assets	111,505	957	3.43	106,131	903	3.45
Allowance for loan losses	(1,108)			(1,098)
Cash and due from banks	1,710			1,773
Other non-earning assets	13,853			13,760
	$125,960			$120,566
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,491	3	0.16	$6,878	2	0.14
Interest-bearing checking	21,244	5	0.10	21,769	5	0.09
Money market	26,821	7	0.10	26,381	7	0.11
Time deposits	7,368	12	0.67	8,500	14	0.65
Total interest-bearing deposits (4)	62,924	27	0.18	63,528	28	0.18
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	1,685	—	—
Other short-term borrowings	8	—	—	161	—	—
Long-term borrowings	8,806	47	2.13	3,371	43	5.20
Total interest-bearing liabilities	71,738	74	0.42	68,745	71	0.42
Non-interest-bearing deposits (4)	34,826	—	—	32,255	—	—
Total funding sources	106,564	74	0.28	101,000	71	0.29
Net interest spread			3.01			3.03
Other liabilities	2,310			2,603
Stockholders’ equity	17,086			16,963
	$125,960			$120,566
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (5)		$883	3.19%		$832	3.18%
_________

(1)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $12 million and $17 million for the three months ended March 31, 2016 and 2015, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% and 0.12% for the three months ended March 31, 2016 and 2015, respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2016, net interest income and other financing income (taxable-equivalent basis) totaled $883 million compared to $832 million in the first quarter of 2015. The net interest margin (taxable-equivalent basis) was 3.19 percent for the first quarter of 2016 and 3.18 percent for the first quarter of 2015. These increases were driven by higher average earning assets, modestly higher loan yields driven by increases in market interest rates and balance sheet optimization strategies that occurred between these comparable periods. Funding costs were also modestly lower. These positives were offset by marginally lower rates on investment securities.
Management expects to increase net interest income and other financing income in the range of 2 percent to 4 percent in 2016, commensurate with average loan growth in the 3 percent to 5 percent range relative to the fourth quarter of 2015. Should the Federal Reserve choose not to raise the targeted fed funds rate during the remainder of 2016, the Company would expect its net interest income and other financing income growth to be at the low to mid-point of that range.
MARKET RISK—INTEREST RATE RISK
Regions’ primary market risk is interest rate risk. This includes uncertainty with respect to absolute interest rate levels as well as relative interest rate levels, which are impacted by both the shape and the slope of the various yield curves that affect the financial products and services that the Company offers. To quantify this risk, Regions measures the change in its net interest income and other financing income in various interest rate scenarios compared to a base case scenario. Net interest income and other financing income sensitivity to market rate movements is a useful short-term indicator of Regions’ interest rate risk.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 50 basis points scenario, as minus 100 and 200 basis points scenarios are of limited use in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed as the current and historic low levels of interest rates increase the relative likelihood of a sizable increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic the speed of potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of minus 50 basis points and plus 100 and 200 basis points.
Exposure to Interest Rate Movements—As of March 31, 2016, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending March 2017. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since interest rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
The yield curve flattened in the first quarter of 2016 primarily driven by long-term interest rate declines, which resulted in a continuation of low interest rates by historical standards. Conversely, short-term interest rates retained the modest increases realized during the fourth quarter of 2015 as the Federal Reserve raised the Fed funds target range by 25 basis points in December. As described above, with respect to sensitivity to long-term interest rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $111 million if long-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $65 million. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.

Table 19—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2016
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$224
+ 100 basis points	124
- 50 basis points	(75)

Instantaneous Change in Interest Rates
+ 200 basis points	$263
+ 100 basis points	160
- 50 basis points	(132)
As discussed above, the interest rate sensitivity analysis presented in Table 19 is informed by a variety of assumptions and estimates regarding the course of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income and other financing income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth with a composition largely reflecting a continuation of recent trends. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 19, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Federal Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $54 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 19. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $31 million.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2016
		Estimated Fair Value		Weighted-Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$2,110	$20	$—	2.7	1.3%	0.6%
Receive variable/pay fixed	502	—	50	10.6	2.6	0.6
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	9,800	219	3	5.3	1.5	0.5
Total derivatives designated as hedging instruments	$12,412	$239	$53	5.1	1.5%	0.5%
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The majority of interest rate derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2015 contains more information on the management of credit risk.
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

MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income and other financing income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on the residential mortgage servicing asset. Regions actively monitors prepayment exposure as part of its overall net interest income and other financing income forecasting and interest rate risk management. In particular, because current interest rates are relatively low, Regions employs strategies to actively manage the potential exposure to declining prepayments that may occur in the loan and securities portfolio in the event of increasing market interest rates.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's Liquidity Risk Oversight Committee and ALCO, which regularly reviews compliance with the established limits.
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
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2016, Regions had approximately $2.7 billion in cash on deposit with the Federal Reserve, a decrease from approximately $3.9 billion at December 31, 2015.
Regions’ borrowing availability with the Federal Reserve Bank as of March 31, 2016, based on assets pledged as collateral on that date, was $21.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2016, Regions’ outstanding balance of FHLB borrowings was $4.3 billion and its total borrowing capacity from the FHLB totaled $12.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by Regions to issue various debt and/or equity securities. Regions may also issue bank notes from time to time, either as part of a bank note program or as stand-alone issuances. Refer to Note 13 "Long-Term Borrowings" to the consolidated financial statements in the 2015 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risk characteristics of each loan type.
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
Regions spends significant resources to identify and mitigate threats to the confidentiality, availability and integrity of our information systems. Regions regularly assesses the threat environment to identify and mitigate threats. Our layered security controls are designed to complement each other to protect the confidentiality, integrity and availability of our customer’s information and transactions. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to protect our systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program to include oversight of third-party relationships involving vendors.
Regions participates in information sharing organizations such as FS-ISAC to gather and share information amongst peer banks to better prepare and protect our systems from attack. FS-ISAC is a nonprofit organization whose objective is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
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
REGULATORY RISK
In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank's previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received "High Satisfactory" ratings on its CRA components, but its overall CRA rating was downgraded from "Satisfactory" to “Needs to Improve.” The downgrade was attributed to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and Regulation E. Regions Bank had self-reported these matters and provided remuneration to affected customers during 2011 and 2012. This downgrade imposes restrictions on the Company's ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating is improved. Regions Bank's next CRA examination is expected to commence during 2016, although the actual timing of the examination and any results therefrom will not be known until later.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $113 million in the first quarter of 2016 compared to $49 million during the first quarter of 2015. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended March 31		Change March 31, 2016 vs. March 31, 2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$159	$161	$(2)	(1.2)%
Card and ATM fees	95	85	10	11.8%
Investment management and trust fee income	50	51	(1)	(2.0)%
Mortgage income	38	40	(2)	(5.0)%
Insurance commissions and fees	40	35	5	14.3%
Capital markets fee income and other	41	20	21	105.0%
Insurance proceeds	3	—	3	NM
Commercial credit fee income	19	16	3	18.8%
Bank-owned life insurance	33	20	13	65.0%
Investment services fee income	16	12	4	33.3%
Securities gains (losses), net	(5)	5	(10)	(200.0)%
Net revenue from affordable housing	11	2	9	450.0%
Other miscellaneous income	6	23	(17)	(73.9)%
	$506	$470	$36	7.7%
_________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The decrease during the first quarter of 2016 compared to the same period of 2015 was primarily due to the change in posting order of customer deposit transactions that went into effect during the fourth quarter of 2015, partially offset by growth in consumer checking accounts.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in the first quarter of 2016 compared to the same period of 2015 was primarily the result of increased checking accounts, as well as increased transactions driven in part by the continued migration from cash and checks to cards. Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.
Insurance commissions and fees—Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. The increase in the first quarter of 2016 compared to the same period of 2015 was partially due to additional revenue generated by the third quarter of 2015 acquisition of an insurance team that specializes in group employee benefits.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in the first quarter of 2016 compared to the same period in 2015 was primarily due to increased loan syndication fees, mergers and acquisitions advisory fees which the company began recognizing in the fourth quarter of 2015 in connection with the purchase of a private, middle-market advisory firm, and fees generated from the placement of permanent financing for real estate customers.
Insurance proceeds—Insurance proceeds recognized in the first quarter of 2016 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Bank-owned life insurance—Bank-owned life insurance increased in the first quarter of 2016 compared to the same period in 2015 primarily due to claims benefits as well as a gain on exchange of policies.

Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. During the first quarter of 2016, the Company reduced its exposure to energy-related corporate bonds in an effort to mitigate the risk of future downgrades. The Company incurred losses related to these sales. See Note 4 "Securities" to the consolidated financial statements for more information.
Net revenue from affordable housing— Actual gains or losses resulting from the sale of affordable housing investments, cash distributions from the investments and any impairment changes represent the transactions reflected in this line item. The increase in revenue for the first quarter of 2016 compared to the same period of 2015 reflects a higher level of gains on sales of investments.
Other miscellaneous income—Other miscellaneous income decreased in the first quarter of 2016 compared to the same period of 2015 primarily due to a reduction to revenue reflecting a decline in market value related to assets held for certain employment benefits, which is offset in salaries and benefits expense.
NON-INTEREST EXPENSE

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31		Change March 31, 2016 vs. March 31, 2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$475	$458	$17	3.7%
Net occupancy expense	86	91	(5)	(5.5)%
Furniture and equipment expense	78	71	7	9.9%
Outside services	36	31	5	16.1%
Professional, legal and regulatory expenses	13	19	(6)	(31.6)%
FDIC insurance assessments	25	22	3	13.6%
Marketing	25	26	(1)	(3.8)%
Branch consolidation, property and equipment charges	14	22	(8)	(36.4)%
Credit/checkcard expenses	13	13	—	—%
Loss on early extinguishment of debt	—	43	(43)	(100.0)%
Other miscellaneous expenses	104	109	(5)	(4.6)%
	$869	$905	$(36)	(4.0)%
_________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during the first quarter of 2016 compared to the same period of 2015 primarily due to $12 million of severance related expenses being recognized in the first quarter of 2016, combined with higher base salaries and incentives. These increases were partially offset by lower expenses associated with liabilities held for employee benefit purposes and lower pension expense. Full-time equivalent headcount decreased from 23,062 at March 31, 2015 to 22,855 at March 31, 2016 reflecting the impact of the Company's efficiency initiatives implemented as part of its three-year strategic plan.
On December 31, 2015, Regions changed the basis for determining the assumption used to estimate the service and interest components of net periodic pension costs.  Additionally, Regions separated the Regions Financial Corporation Retirement Plan into two plans, effective January 1, 2016. Including the impact of these changes, Regions expects total net periodic pension costs to decrease by approximately $20 million to $25 million in 2016 compared to 2015. Refer to Note 18 "Employee Benefit Plans" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 for additional information. Refer also to Note 10 "Pension and Other Postretirement Benefits" for additional information.
Net occupancy expense—Net occupancy expense includes rent, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense decreased during the first quarter of 2016 compared to the same period of 2015 due primarily to the branch consolidation that occurred early in 2015.
Furniture and equipment expense—Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during the first quarter of 2016 compared to the same period of 2015 primarily driven by increased taxes and depreciation on new technology-related assets placed in service, as well as higher rent and maintenance and repairs.

Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the first quarter of 2016 compared to the same period of 2015 due to increases in certain fees paid in connection with revenue growth as well as increased servicing costs related to continued purchases of indirect loans from third parties. Other contributing factors to the increase were services related to data subscriptions and data processing.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the first quarter of 2016 compared to the first quarter of 2015 due to a favorable legal settlement of $7 million in the first quarter of 2016.
Branch consolidation, property and equipment charges—Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. Branch consolidation, property and equipment charges in the first quarter of 2016 also include costs related to occupancy optimization initiatives.
Loss on early extinguishment of debt—During the first quarter of 2015, Regions redeemed approximately $250 million of its 7.50% subordinated notes, incurring a related early extinguishment charge.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended March 31, 2016 was $113 million compared to income tax expense of $95 million for the same period in 2015, resulting in effective tax rates of 29.3 percent and 28.7 percent, respectively. The effective tax rate was higher in the current period primarily due to discrete tax benefits in the prior comparable period.
The effective tax rate is affected by several factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, bank-owned life insurance and tax-exempt income. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At March 31, 2016, the Company reported a net deferred tax asset of $18 million compared to $254 million at December 31, 2015. The decrease in the net deferred tax asset is due principally to an increase in unrealized gains on securities available for sale and derivative instruments.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. There was no income or loss from discontinued operations for the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 79 through 82 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2016, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2016, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2016	—	$—	—	$354,553,132
February 1-29, 2016	22,948,394	$7.61	22,948,394	$179,575,058
March 1-31, 2016	—	$—	—	$179,575,058
Total 1st Quarter	22,948,394	$7.61	22,948,394	$179,575,058
On April 23, 2015, Regions' Board of Directors authorized a $875 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. As of March 31, 2016, Regions repurchased approximately 75 million shares of common stock at a total cost of approximately $695 million under this plan. The Company continued to repurchase shares under this plan in the second quarter of 2016, and as of May 5, 2016, Regions had additional repurchases of approximately 17.4 million shares of common stock at a total cost of approximately $160.5 million. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
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

10.1
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), effective January 1, 2016, incorporated by reference to Exhibit 10.45 to Form 10-K filed by registrant on February 16, 2016.

10.2	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated February 2016, incorporated by reference to Exhibit 10.50 to Form 10-K filed by registrant on February 16, 2016.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 6, 2016	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)