Form 10-Q
period 2016-06-30
REGIONS FINANCIAL CORP
filed 2016-08-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,255,198,176 shares of common stock, par value $.01, outstanding as of August 3, 2016.

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
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days Past Due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
FASB - Financial Accounting Standards Board.
FDIC - Federal Deposit Insurance Corporation.
Federal Reserve - Board of Governors of the Federal Reserve System.
FHA - Federal Housing Administration.
FHLB - Federal Home Loan Bank.
FHLMC - Federal Home Loan Mortgage Corporation, known as Freddie Mac.
FNMA - Federal National Mortgage Association, known as Fannie Mae.
FS-ISAC - Financial Services - Information Sharing & Analysis Center
FRB - Federal Reserve Bank.
GAAP - Generally Accepted Accounting Principles in the United States.
GCM - Guideline Public Company Method.
GNMA - Government National Mortgage Association.
GTM - Guideline Transaction Method.
HUD - U.S. Department of Housing and Urban Development.

IP - Intellectual Property
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
RICO - Racketeer Influenced and Corrupt Organizations Act.
SEC - U.S. Securities and Exchange Commission.
SERP - Supplemental Executive Retirement Plan.
SSFA - Simplified Supervisory Formula Approach.
TDR - Troubled debt restructuring.
U.S. - United States.
U.S. Treasury - United States Department of the Treasury.
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

•	Our ability to realize our efficiency ratio target as part of our expense management initiatives.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(In millions, except share data)
Assets
Cash and due from banks	$1,867	$1,382
Interest-bearing deposits in other banks	2,370	3,932
Trading account securities	117	143
Securities held to maturity (estimated fair value of $1,707 and $1,969, respectively)	1,646	1,946
Securities available for sale	23,494	22,710
Loans held for sale (includes $475 and $353 measured at fair value, respectively)	551	448
Loans, net of unearned income	81,702	81,162
Allowance for loan losses	(1,151)	(1,106)
Net loans	80,551	80,056
Other earning assets	1,516	1,652
Premises and equipment, net	2,091	2,152
Interest receivable	312	319
Goodwill	4,882	4,878
Residential mortgage servicing rights at fair value	216	252
Other identifiable intangible assets	240	259
Other assets	6,359	5,921
Total assets	$126,212	$126,050
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$34,982	$34,862
Interest-bearing	62,263	63,568
Total deposits	97,245	98,430
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	2	10
Total short-term borrowings	2	10
Long-term borrowings	8,968	8,349
Total borrowed funds	8,970	8,359
Other liabilities	2,612	2,417
Total liabilities	108,827	109,206
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,300,275,747 and 1,338,591,703 shares, respectively	13	13
Additional paid-in capital	17,539	17,883
Retained earnings (deficit)	242	(115)
Treasury stock, at cost—41,261,041 and 41,261,018 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	148	(380)
Total stockholders’ equity	17,385	16,844
Total liabilities and stockholders’ equity	$126,212	$126,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$762	$728	$1,530	$1,453
Securities - taxable	145	141	292	286
Loans held for sale	4	4	7	7
Trading account securities	1	1	4	4
Other earning assets	8	9	18	19
Operating lease assets	32	—	64	—
Total interest income, including other financing income	952	883	1,915	1,769
Interest expense on:
Deposits	28	27	55	55
Short-term borrowings	—	1	—	1
Long-term borrowings	50	35	97	78
Total interest expense	78	63	152	134
Depreciation expense on operating lease assets	26	—	53	—
Total interest expense and depreciation expense on operating lease assets	104	63	205	134
Net interest income and other financing income	848	820	1,710	1,635
Provision for loan losses	72	63	185	112
Net interest income and other financing income after provision for loan losses	776	757	1,525	1,523
Non-interest income:
Service charges on deposit accounts	166	168	325	329
Card and ATM fees	99	90	194	175
Mortgage income	46	46	84	86
Securities gains, net	6	6	1	11
Other	209	280	428	459
Total non-interest income	526	590	1,032	1,060
Non-interest expense:
Salaries and employee benefits	480	477	955	935
Net occupancy expense	86	89	172	180
Furniture and equipment expense	79	76	157	147
Other	270	292	500	577
Total non-interest expense	915	934	1,784	1,839
Income from continuing operations before income taxes	387	413	773	744
Income tax expense	115	124	228	219
Income from continuing operations	272	289	545	525
Discontinued operations:
Income (loss) from discontinued operations before income taxes	5	(6)	5	(10)
Income tax expense (benefit)	2	(2)	2	(4)
Income (loss) from discontinued operations, net of tax	3	(4)	3	(6)
Net income	$275	$285	$548	$519
Net income from continuing operations available to common shareholders	$256	$273	$513	$493
Net income available to common shareholders	$259	$269	$516	$487
Weighted-average number of shares outstanding:
Basic	1,265	1,335	1,275	1,340
Diluted	1,268	1,346	1,279	1,352
Earnings per common share from continuing operations:
Basic	$0.20	$0.20	$0.40	$0.37
Diluted	0.20	0.20	0.40	0.36
Earnings per common share:
Basic	$0.20	$0.20	$0.40	$0.36
Diluted	0.20	0.20	0.40	0.36
Cash dividends declared per common share	0.065	0.06	0.125	0.11
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2016	2015
	(In millions)
Net income	$275	$285
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($3) and ($2) tax effect, respectively)	(5)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	5	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $62 and ($94) tax effect, respectively)	103	(152)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and $2 tax effect, respectively)	4	4
Net change in unrealized gains (losses) on securities available for sale, net of tax	99	(156)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $51 and ($3) tax effect, respectively)	84	(4)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $13 and $13 tax effect, respectively)	22	21
Net change in unrealized gains (losses) on derivative instruments, net of tax	62	(25)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $1 and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($3) and ($5) tax effect, respectively)	(5)	(7)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	7
Other comprehensive income (loss), net of tax	171	(172)
Comprehensive income	$446	$113

	Six Months Ended June 30
	2016	2015
	(In millions)
Net income	$548	$519
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($4) and ($3) tax effect, respectively)	(7)	(4)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	7	4
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $187 and ($45) tax effect, respectively)	308	(72)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $4 tax effect, respectively)	1	7
Net change in unrealized gains (losses) on securities available for sale, net of tax	307	(79)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $153 and $32 tax effect, respectively)	249	54
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $28 and $25 tax effect, respectively)	46	42
Net change in unrealized gains (losses) on derivative instruments, net of tax	203	12
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $1 and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($6) and ($9) tax effect, respectively)	(11)	(15)
Net change from defined benefit pension plans and other post employment benefits, net of tax	11	14
Other comprehensive income (loss), net of tax	528	(49)
Comprehensive income	$1,076	$470
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2015	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	519	—	—	519
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(79)	(79)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	12	12
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	14	14
Cash dividends declared—$0.11 per share	—	—	—	—	(147)	—	—	—	(147)
Preferred stock dividends	—	(32)	—	—	—	—	—	—	(32)
Common stock transactions:
Impact of share repurchase	—	—	(28)	—	(274)	—	—	—	(274)
Impact of stock transactions under compensation plans, net and other	—	—	5	—	9	—	—	—	9
BALANCE AT JUNE 30, 2015	1	$852	1,331	$14	$18,355	$(658)	$(1,377)	$(287)	$16,899

BALANCE AT JANUARY 1, 2016	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	548	—	—	548
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	7	7
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	307	307
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	203	203
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	11	11
Cash dividends declared—$0.125 per share	—	—	—	—	—	(159)	—	—	(159)
Preferred stock dividends	—	—	—	—	—	(32)	—	—	(32)
Common stock transactions:
Impact of share repurchase	—	—	(42)	—	(354)	—	—	—	(354)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	10	—	—	—	10
BALANCE AT JUNE 30, 2016	1	$820	1,259	$13	$17,539	$242	$(1,377)	$148	$17,385

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2016	2015
	(In millions)
Operating activities:
Net income	$548	$519
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	185	112
Depreciation, amortization and accretion, net	267	252
Securities (gains) losses, net	(1)	(11)
Deferred income tax expense	10	40
Originations and purchases of loans held for sale	(1,837)	(1,224)
Proceeds from sales of loans held for sale	1,823	1,295
(Gain) loss on sale of loans, net	(59)	(48)
(Gain) loss on early extinguishment of debt	—	43
Net change in operating assets and liabilities:
Trading account securities	26	(4)
Other earning assets	83	(81)
Interest receivable and other assets	(126)	91
Other liabilities	197	(347)
Other	14	30
Net cash from operating activities	1,130	667
Investing activities:
Proceeds from maturities of securities held to maturity	305	109
Proceeds from sales of securities available for sale	1,527	801
Proceeds from maturities of securities available for sale	1,983	1,911
Purchases of securities available for sale	(4,092)	(2,733)
Proceeds from sales of loans	47	49
Purchases of loans	(579)	(547)
Purchases of mortgage servicing rights	(24)	—
Net change in loans	(202)	(2,565)
Net purchases of other assets	(41)	(74)
Net cash from investing activities	(1,076)	(3,049)
Financing activities:
Net change in deposits	(1,185)	2,875
Net change in short-term borrowings	(8)	(407)
Proceeds from long-term borrowings	1,607	1,248
Payments on long-term borrowings	(1,000)	(1,142)
Cash dividends on common stock	(154)	(147)
Cash dividends on preferred stock	(32)	(32)
Repurchase of common stock	(354)	(274)
Other	(5)	12
Net cash from financing activities	(1,131)	2,133
Net change in cash and cash equivalents	(1,077)	(249)
Cash and cash equivalents at beginning of year	5,314	4,004
Cash and cash equivalents at end of period	$4,237	$3,755

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2016 and 2015
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
During the fourth quarter of 2015, Regions reclassified its investments in FRB and FHLB stock from securities available for sale to other earning assets on its consolidated balance sheets. This reclassification has been made for all periods presented. Certain other prior period amounts have also been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets, or total stockholders’ equity as previously reported.
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
The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses/(recoveries)	$(5)	$5	$(5)	$9
Other	—	1	—	1
Total non-interest expense	(5)	6	(5)	10
Income (loss) from discontinued operations before income taxes	5	(6)	5	(10)
Income tax expense (benefit)	2	(2)	2	(4)
Income (loss) from discontinued operations, net of tax	$3	$(4)	$3	$(6)
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	June 30, 2016
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	150	—	(4)	146	4	—	150
Mortgage-backed securities:
Residential agency	1,384	—	(57)	1,327	55	—	1,382
Commercial agency	176	—	(4)	172	2	—	174
	$1,711	$—	$(65)	$1,646	$61	$—	$1,707

Securities available for sale:
U.S. Treasury securities	$235	$5	$—	$240			$240
Federal agency securities	213	3	—	216			216
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	16,602	342	(11)	16,933			16,933
Residential non-agency	4	1	—	5			5
Commercial agency	3,150	93	—	3,243			3,243
Commercial non-agency	1,167	20	(4)	1,183			1,183
Corporate and other debt securities	1,393	44	(22)	1,415			1,415
Equity securities	249	10	(1)	258			258
	$23,014	$518	$(38)	$23,494			$23,494

	December 31, 2015
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(10)	340	9	—	349
Mortgage-backed securities:
Residential agency	1,490	—	(61)	1,429	18	(2)	1,445
Commercial agency	181	—	(5)	176	—	(2)	174
	$2,022	$—	$(76)	$1,946	$27	$(4)	$1,969

Securities available for sale:
U.S. Treasury securities	$228	$1	$(1)	$228			$228
Federal agency securities	219	—	(1)	218			218
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	16,003	149	(90)	16,062			16,062
Residential non-agency	5	—	—	5			5
Commercial agency	3,033	10	(25)	3,018			3,018
Commercial non-agency	1,245	3	(17)	1,231			1,231
Corporate and other debt securities	1,718	12	(63)	1,667			1,667
Equity securities	272	10	(2)	280			280
	$22,724	$185	$(199)	$22,710			$22,710
_________
(1) The gross unrealized losses recognized in other comprehensive income (OCI) on held to maturity securities resulted from a transfer of available for sale securities to held to maturity in the second quarter of 2013.

Securities with carrying values of $11.3 billion and $11.9 billion at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $51 million and $50 million of encumbered U.S. Treasury securities at June 30, 2016 and December 31, 2015, respectively.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	150	150
Mortgage-backed securities:
Residential agency	1,384	1,382
Commercial agency	176	174
	$1,711	$1,707
Securities available for sale:
Due in one year or less	$50	$50
Due after one year through five years	646	660
Due after five years through ten years	883	907
Due after ten years	263	255
Mortgage-backed securities:
Residential agency	16,602	16,933
Residential non-agency	4	5
Commercial agency	3,150	3,243
Commercial non-agency	1,167	1,183
Equity securities	249	258
	$23,014	$23,494
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at June 30, 2016 and December 31, 2015. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$944	$(5)	$944	$(5)
Commercial agency	—	—	174	(3)	174	(3)
	$—	$—	$1,118	$(8)	$1,118	$(8)

Securities available for sale:
U.S. Treasury securities	$7	$—	$1	$—	$8	$—
Federal agency securities	1	—	—	—	1	—
Mortgage-backed securities:
Residential agency	480	(3)	805	(8)	1,285	(11)
Residential non-agency	4	—	—	—	4	—
Commercial agency	44	—	45	—	89	—
Commercial non-agency	77	(1)	264	(3)	341	(4)
All other securities	41	(1)	291	(22)	332	(23)
	$654	$(5)	$1,406	$(33)	$2,060	$(38)

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$198	$(1)	$—	$—	$198	$(1)
Mortgage-backed securities:
Residential agency	322	(7)	1,121	(38)	1,443	(45)
Commercial agency	—	—	174	(7)	174	(7)
	$520	$(8)	$1,295	$(45)	$1,815	$(53)

Securities available for sale:
U.S. Treasury securities	$59	$(1)	$8	$—	$67	$(1)
Federal agency securities	74	—	7	—	81	—
Mortgage-backed securities:
Residential agency	8,037	(73)	791	(17)	8,828	(90)
Residential non-agency	3	—	—	—	3	—
Commercial agency	1,695	(20)	273	(5)	1,968	(25)
Commercial non-agency	684	(12)	264	(6)	948	(18)
All other securities	805	(36)	307	(29)	1,112	(65)
	$11,357	$(142)	$1,650	$(57)	$13,007	$(199)
The number of individual positions in an unrealized loss position in the tables above decreased from 1,081 at December 31, 2015 to 407 at June 30, 2016. The decrease in the number of securities and the total amount of unrealized losses from year-end 2015 was primarily due to changes in interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating other-than-temporary impairments, management did identify a limited number of positions where an other-than-temporary impairment was believed to exist as of June 30, 2016. Such impairments were related to available for sale equity securities with current market values below the highest traded price in the last six months. For the six months ended June 30, 2016, such impairments totaled $1 million, and have been reflected as a reduction of net securities gains (losses) on the consolidated statements of income.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary impairment losses, are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions)
Gross realized gains	$13	$9	$29	$14
Gross realized losses	(7)	(3)	(27)	(3)
OTTI	—	—	(1)	—
Securities gains (losses), net	$6	$6	$1	$11

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2016	December 31, 2015
	(In millions, net of unearned income)
Commercial and industrial	$36,124	$35,821
Commercial real estate mortgage—owner-occupied	7,193	7,538
Commercial real estate construction—owner-occupied	344	423
Total commercial	43,661	43,782
Commercial investor real estate mortgage	4,302	4,255
Commercial investor real estate construction	2,660	2,692
Total investor real estate	6,962	6,947
Residential first mortgage	13,164	12,811
Home equity	10,832	10,978
Indirect—vehicles	4,159	3,984
Indirect—other consumer	722	545
Consumer credit card	1,113	1,075
Other consumer	1,089	1,040
Total consumer	31,079	30,433
	$81,702	$81,162
During the three months ended June 30, 2016 and 2015, Regions purchased approximately $300 million and $291 million, respectively, in indirect-vehicles and indirect-other consumer loans from third parties. During the six months ended June 30, 2016 and 2015, the comparable loan purchase amounts were approximately $579 million and $547 million, respectively.
At June 30, 2016, $14.6 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At June 30, 2016, an additional $31.5 billion in net eligible loans held by Regions were pledged to the Federal Reserve Bank for potential borrowings.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2015, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2016 and 2015. The total allowance for loan losses and the related loan portfolio ending balances as of June 30, 2016 and 2015, are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended June 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2016	$821	$91	$239	$1,151
Provision (credit) for loan losses	38	(4)	38	72
Loan losses:
Charge-offs	(42)	(1)	(55)	(98)
Recoveries	8	1	17	26
Net loan losses	(34)	—	(38)	(72)
Allowance for loan losses, June 30, 2016	825	87	239	1,151
Reserve for unfunded credit commitments, April 1, 2016	48	5	—	53
Provision (credit) for unfunded credit losses	11	—	—	11
Reserve for unfunded credit commitments, June 30, 2016	59	5	—	64
Allowance for credit losses, June 30, 2016	$884	$92	$239	$1,215

	Three Months Ended June 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2015	$696	$125	$277	$1,098
Provision (credit) for loan losses	51	(3)	15	63
Loan losses:
Charge-offs	(25)	(4)	(57)	(86)
Recoveries	18	5	17	40
Net loan losses	(7)	1	(40)	(46)
Allowance for loan losses, June 30, 2015	740	123	252	1,115
Reserve for unfunded credit commitments, April 1, 2015	58	8	—	66
Provision (credit) for unfunded credit losses	1	(3)	—	(2)
Reserve for unfunded credit commitments, June 30, 2015	59	5	—	64
Allowance for credit losses, June 30, 2015	$799	$128	$252	$1,179

	Six Months Ended June 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	123	(14)	76	185
Loan losses:
Charge-offs	(71)	(1)	(122)	(194)
Recoveries	15	5	34	54
Net loan losses	(56)	4	(88)	(140)
Allowance for loan losses, June 30, 2016	825	87	239	1,151
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	12	—	—	12
Reserve for unfunded credit commitments, June 30, 2016	59	5	—	64
Allowance for credit losses, June 30, 2016	$884	$92	$239	$1,215
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$264	$20	$65	$349
Collectively evaluated for impairment	561	67	174	802
Total allowance for loan losses	$825	$87	$239	$1,151
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,046	$156	$815	$2,017
Collectively evaluated for impairment	42,615	6,806	30,264	79,685
Total loans evaluated for impairment	$43,661	$6,962	$31,079	$81,702

	Six Months Ended June 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	110	(28)	30	112
Loan losses:
Charge-offs	(59)	(12)	(116)	(187)
Recoveries	35	13	39	87
Net loan losses	(24)	1	(77)	(100)
Allowance for loan losses, June 30, 2015	740	123	252	1,115
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	2	(3)	—	(1)
Reserve for unfunded credit commitments, June 30, 2015	59	5	—	64
Allowance for credit losses, June 30, 2015	$799	$128	$252	$1,179
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$189	$42	$69	$300
Collectively evaluated for impairment	551	81	183	815
Total allowance for loan losses	$740	$123	$252	$1,115
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$722	$264	$845	$1,831
Collectively evaluated for impairment	42,870	6,664	28,784	78,318
Total loans evaluated for impairment	$43,592	$6,928	$29,629	$80,149
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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2016, and December 31, 2015. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,584	$690	$1,254	$596	$36,124
Commercial real estate mortgage—owner-occupied	6,492	270	191	240	7,193
Commercial real estate construction—owner-occupied	323	10	8	3	344
Total commercial	$40,399	$970	$1,453	$839	$43,661
Commercial investor real estate mortgage	$4,041	$112	$116	$33	$4,302
Commercial investor real estate construction	2,519	114	27	—	2,660
Total investor real estate	$6,560	$226	$143	$33	$6,962

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,112	$52	$13,164
Home equity			10,731	101	10,832
Indirect—vehicles			4,159	—	4,159
Indirect—other consumer			722	—	722
Consumer credit card			1,113	—	1,113
Other consumer			1,089	—	1,089
Total consumer			$30,926	$153	$31,079
					$81,702

	December 31, 2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,639	$963	$894	$325	$35,821
Commercial real estate mortgage—owner-occupied	6,750	306	214	268	7,538
Commercial real estate construction—owner-occupied	385	21	15	2	423
Total commercial	$40,774	$1,290	$1,123	$595	$43,782
Commercial investor real estate mortgage	$3,926	$140	$158	$31	$4,255
Commercial investor real estate construction	2,658	4	30	—	2,692
Total investor real estate	$6,584	$144	$188	$31	$6,947

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,748	$63	$12,811
Home equity			10,885	93	10,978
Indirect—vehicles			3,984	—	3,984
Indirect—other consumer			545	—	545
Consumer credit card			1,075	—	1,075
Other consumer			1,040	—	1,040
Total consumer			$30,277	$156	$30,433
					$81,162

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$24	$14	$6	$44	$35,528	$596	$36,124
Commercial real estate mortgage—owner-occupied	20	7	3	30	6,953	240	7,193
Commercial real estate construction—owner-occupied	1	—	—	1	341	3	344
Total commercial	45	21	9	75	42,822	839	43,661
Commercial investor real estate mortgage	19	8	3	30	4,269	33	4,302
Commercial investor real estate construction	—	—	—	—	2,660	—	2,660
Total investor real estate	19	8	3	30	6,929	33	6,962
Residential first mortgage	90	58	199	347	13,112	52	13,164
Home equity	51	23	34	108	10,731	101	10,832
Indirect—vehicles	43	12	8	63	4,159	—	4,159
Indirect—other consumer	3	2	—	5	722	—	722
Consumer credit card	8	4	13	25	1,113	—	1,113
Other consumer	14	3	3	20	1,089	—	1,089
Total consumer	209	102	257	568	30,926	153	31,079
	$273	$131	$269	$673	$80,677	$1,025	$81,702

	December 31, 2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$11	$6	$9	$26	$35,496	$325	$35,821
Commercial real estate mortgage—owner-occupied	24	7	3	34	7,270	268	7,538
Commercial real estate construction—owner-occupied	—	1	—	1	421	2	423
Total commercial	35	14	12	61	43,187	595	43,782
Commercial investor real estate mortgage	14	13	4	31	4,224	31	4,255
Commercial investor real estate construction	2	—	—	2	2,692	—	2,692
Total investor real estate	16	13	4	33	6,916	31	6,947
Residential first mortgage	88	60	220	368	12,748	63	12,811
Home equity	58	26	59	143	10,885	93	10,978
Indirect—vehicles	49	14	9	72	3,984	—	3,984
Indirect—other consumer	2	1	—	3	545	—	545
Consumer credit card	7	5	12	24	1,075	—	1,075
Other consumer	11	4	4	19	1,040	—	1,040
Total consumer	215	110	304	629	30,277	156	30,433
	$266	$137	$320	$723	$80,380	$782	$81,162

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of June 30, 2016 and December 31, 2015. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$644	$57	$587	$121	$466	$162	34.0%
Commercial real estate mortgage—owner-occupied	261	21	240	31	209	65	33.0
Commercial real estate construction—owner-occupied	3	—	3	—	3	2	66.7
Total commercial	908	78	830	152	678	229	33.8
Commercial investor real estate mortgage	38	5	33	11	22	8	34.2
Total investor real estate	38	5	33	11	22	8	34.2
Residential first mortgage	47	14	33	—	33	4	38.3
Home equity	13	—	13	—	13	—	—
Total consumer	60	14	46	—	46	4	30.0
	$1,006	$97	$909	$163	$746	$241	33.6%

	Accruing Impaired Loans As of June 30, 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$154	$1	$153	$30	20.1%
Commercial real estate mortgage—owner-occupied	65	3	62	5	12.3
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	220	4	216	35	17.7
Commercial investor real estate mortgage	101	6	95	9	14.9
Commercial investor real estate construction	29	1	28	3	13.8
Total investor real estate	130	7	123	12	14.6
Residential first mortgage	456	12	444	55	14.7
Home equity	312	1	311	6	2.2
Consumer credit card	2	—	2	—	—
Other consumer	12	—	12	—	—
Total consumer	782	13	769	61	9.5
	$1,132	$24	$1,108	$108	11.7%

	Total Impaired Loans As of June 30, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$798	$58	$740	$121	$619	$192	31.3%
Commercial real estate mortgage—owner-occupied	326	24	302	31	271	70	28.8
Commercial real estate construction—owner-occupied	4	—	4	—	4	2	50.0
Total commercial	1,128	82	1,046	152	894	264	30.7
Commercial investor real estate mortgage	139	11	128	11	117	17	20.1
Commercial investor real estate construction	29	1	28	—	28	3	13.8
Total investor real estate	168	12	156	11	145	20	19.0
Residential first mortgage	503	26	477	—	477	59	16.9
Home equity	325	1	324	—	324	6	2.2
Consumer credit card	2	—	2	—	2	—	—
Other consumer	12	—	12	—	12	—	—
Total consumer	842	27	815	—	815	65	10.9
	$2,138	$121	$2,017	$163	$1,854	$349	22.0%

	Non-accrual Impaired Loans As of December 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$363	$41	$322	$26	$296	$98	38.3%
Commercial real estate mortgage—owner-occupied	286	18	268	36	232	69	30.4
Commercial real estate construction—owner-occupied	2	—	2	—	2	1	50.0
Total commercial	651	59	592	62	530	168	34.9
Commercial investor real estate mortgage	36	5	31	13	18	8	36.1
Total investor real estate	36	5	31	13	18	8	36.1
Residential first mortgage	51	16	35	—	35	4	39.2
Home equity	14	1	13	—	13	—	7.1
Total consumer	65	17	48	—	48	4	32.3
	$752	$81	$671	$75	$596	$180	34.7%

	Accruing Impaired Loans As of December 31, 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$68	$1	$67	$13	20.6%
Commercial real estate mortgage—owner-occupied	89	6	83	8	15.7
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	158	7	151	21	17.7
Commercial investor real estate mortgage	141	8	133	13	14.9
Commercial investor real estate construction	27	—	27	5	18.5
Total investor real estate	168	8	160	18	15.5
Residential first mortgage	457	13	444	57	15.3
Home equity	328	—	328	7	2.1
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	12	—	12	—	—
Total consumer	800	13	787	64	9.6
	$1,126	$28	$1,098	$103	11.6%

	Total Impaired Loans As of December 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$431	$42	$389	$26	$363	$111	35.5%
Commercial real estate mortgage—owner-occupied	375	24	351	36	315	77	26.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	809	66	743	62	681	189	31.5
Commercial investor real estate mortgage	177	13	164	13	151	21	19.2
Commercial investor real estate construction	27	—	27	—	27	5	18.5
Total investor real estate	204	13	191	13	178	26	19.1
Residential first mortgage	508	29	479	—	479	61	17.7
Home equity	342	1	341	—	341	7	2.3
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	12	—	12	—	12	—	—
Total consumer	865	30	835	—	835	68	11.3
	$1,878	$109	$1,769	$75	$1,694	$283	20.9%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2016 and 2015. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended June 30				Six Months Ended June 30
	2016		2015		2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$719	$2	$398	$2	$597	$3	$378	$3
Commercial real estate mortgage—owner-occupied	314	1	348	2	321	2	364	5
Commercial real estate construction—owner-occupied	3	—	4	—	3	—	4	—
Total commercial	1,036	3	750	4	921	5	746	8
Commercial investor real estate mortgage	126	1	257	3	134	3	294	6
Commercial investor real estate construction	28	—	32	—	28	—	32	1
Total investor real estate	154	1	289	3	162	3	326	7
Residential first mortgage	479	4	474	4	478	8	475	8
Home equity	328	4	358	4	332	9	360	9
Indirect—vehicles	—	—	1	—	1	—	1	—
Consumer credit card	2	—	2	—	2	—	2	—
Other consumer	12	—	15	—	12	—	15	—
Total consumer	821	8	850	8	825	17	853	17
Total impaired loans	$2,011	$12	$1,889	$15	$1,908	$25	$1,925	$32
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
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At June 30, 2016, approximately $38 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At June 30, 2016, approximately $4 million in home equity first lien TDRs were in excess of 180 days past due and approximately $5 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2015 Annual Report on Form 10-K.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance, for the period in which it was added, of total loans first reported as new TDRs totaled approximately $211 million and $154 million for the six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	57	$122	$4
Commercial real estate mortgage—owner-occupied	46	21	1
Total commercial	103	143	5
Commercial investor real estate mortgage	24	17	—
Commercial investor real estate construction	3	10	—
Total investor real estate	27	27	—
Residential first mortgage	75	15	2
Home equity	89	5	—
Consumer credit card	27	—	—
Indirect—vehicles and other consumer	47	—	—
Total consumer	238	20	2
	368	$190	$7

	Three Months Ended June 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	62	$45	$1
Commercial real estate mortgage—owner-occupied	61	37	1
Total commercial	123	82	2
Commercial investor real estate mortgage	31	15	—
Commercial investor real estate construction	12	6	—
Total investor real estate	43	21	—
Residential first mortgage	96	20	3
Home equity	187	9	—
Consumer credit card	41	1	—
Indirect—vehicles and other consumer	109	1	—
Total consumer	433	31	3
	599	$134	$5

	Six Months Ended June 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	95	$181	$6
Commercial real estate mortgage—owner-occupied	76	34	1
Total commercial	171	215	7
Commercial investor real estate mortgage	49	60	1
Commercial investor real estate construction	5	11	—
Total investor real estate	54	71	1
Residential first mortgage	138	29	4
Home equity	206	11	—
Consumer credit card	51	—	—
Indirect—vehicles and other consumer	101	1	—
Total consumer	496	41	4
	721	$327	$12

	Six Months Ended June 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	103	$102	$2
Commercial real estate mortgage—owner-occupied	103	62	2
Total commercial	206	164	4
Commercial investor real estate mortgage	60	39	1
Commercial investor real estate construction	13	7	—
Total investor real estate	73	46	1
Residential first mortgage	229	52	7
Home equity	312	15	—
Consumer credit card	73	1	—
Indirect—vehicles and other consumer	196	2	—
Total consumer	810	70	7
	1,089	$280	$12
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three and six months ended June 30, 2016 and 2015, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$6	$3	$12	$4
Commercial real estate mortgage—owner-occupied	—	2	1	3
Total commercial	6	5	13	7
Commercial investor real estate mortgage	—	—	1	1
Total investor real estate	—	—	1	1
Residential first mortgage	8	5	11	8
Home equity	1	1	1	1
Total consumer	9	6	12	9
	$15	$11	$26	$17
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At June 30, 2016, approximately $38 million of commercial and investor real estate loans modified in a TDR during the three months ended June 30, 2016 were on non-accrual status. Approximately 8.9 percent of this amount was 90 days past due.
At June 30, 2016, Regions had restructured binding unfunded commitments totaling $50 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions)
Carrying value, beginning of period	$239	$239	$252	$257
Additions	8	12	39	19
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(22)	28	(58)	11
Economic amortization associated with borrower repayments	(9)	(11)	(17)	(19)
Carrying value, end of period	$216	$268	$216	$268
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2016	2015
	(Dollars in millions)
Unpaid principal balance	$27,360	$26,637
Weighted-average prepayment speed (CPR; percentage)	16.5%	10.0%
Estimated impact on fair value of a 10% increase	$(12)	$(15)
Estimated impact on fair value of a 20% increase	$(24)	$(27)
Option-adjusted spread (basis points)	999	998
Estimated impact on fair value of a 10% increase	$(8)	$(11)
Estimated impact on fair value of a 20% increase	$(15)	$(21)
Weighted-average coupon interest rate	4.3%	4.4%
Weighted-average remaining maturity (months)	279	279
Weighted-average servicing fee (basis points)	27.8	27.8
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions)
Servicing related fees and other ancillary income	$22	$20	$42	$41
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial MSRs and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 "Summary of Significant Accounting Policies" in the 2015 Annual Report on Form 10-K for additional information. Also see Note 14 for additional information related to the guarantee.
As of June 30, 2016 and December 31, 2015, the DUS servicing portfolio was approximately $1.6 billion and $1.2 billion, respectively. The related commercial MSRs were valued at approximately $26 million and $16 million at June 30, 2016 and December 31, 2015, respectively. The loss share guarantee was valued at approximately $3 million at both June 30, 2016 and December 31, 2015.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	June 30, 2016	December 31, 2015
	(In millions)
Corporate Bank	$2,452	$2,305
Consumer Bank	1,978	2,095
Wealth Management	452	478
	$4,882	$4,878
Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed description of the Company’s methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill.
During the second quarter of 2016, Regions assessed events and circumstances for all three reporting units as of June 30, 2016, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
During the first quarter of 2016, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Due to the organizational realignment, Regions determined that quantitative testing of goodwill was required for all reporting units, and goodwill was reallocated to each reporting unit using a relative fair value approach. Results of the first quarter 2016 goodwill test indicated that the estimated fair value of each reporting unit exceeded its carrying amounts as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of June 30, 2016. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2016 interim period.

NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						June 30, 2016	December 31, 2015
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during the first and second quarters of both 2016 and 2015. Series B Preferred Stock dividends were $8 million for the first and second quarters of both 2016 and 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and preferred dividends were recorded as a reduction of retained earnings.
COMMON STOCK
On June 29, 2016, Regions received no objection from the Federal Reserve to its 2016 capital plan that was submitted as part of the CCAR process. In addition to continuing the $0.065 quarterly common stock dividend, actions that Regions may undertake as outlined in its capital plan include the repurchase of up to $640 million in common shares. The capital plan also provides the potential for a dividend increase beginning in the second quarter of 2017, which is expected to be considered by the Board in early 2017. On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. The Company began to repurchase shares under this plan in the third quarter of 2016, and as of August 4, 2016, Regions had repurchased approximately 9.4 million shares of common stock at a total cost of approximately $85.0 million. These shares were immediately retired and therefore are not included in treasury stock.
On April 23, 2015, Regions' Board approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015. The Board also authorized a $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. Through June 30, 2016, Regions repurchased approximately 94.1 million shares of common stock at a total cost of approximately $875 million under this plan. The Company closed out this repurchase plan in the second quarter of 2016. These shares were immediately retired and therefore are not included in treasury stock.
The Board declared a $0.065 per share cash dividend on common stock for the second quarter of 2016, and a $0.06 per share cash dividend for the first quarter of 2016, totaling $0.125 per share cash dividend for the first six months of 2016. The Board declared a $0.06 per share cash dividend on common stock for the second quarter of 2015, and a $0.05 per share cash dividend for the first quarter of 2015, totaling $0.11 per share cash dividend for the first six months of 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital. During the first quarter of 2016, the Company achieved positive retained earnings and common stock dividends were recorded as a reduction of retained earnings.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables:

	Three Months Ended June 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(45)	$198	$216	$(392)	$(23)
Net change	5	99	62	5	171
End of period	$(40)	$297	$278	$(387)	$148

	Three Months Ended June 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(53)	$252	$70	$(384)	$(115)
Net change	2	(156)	(25)	7	(172)
End of period	$(51)	$96	$45	$(377)	$(287)

	Six Months Ended June 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(47)	$(10)	$75	$(398)	$(380)
Net change	7	307	203	11	528
End of period	$(40)	$297	$278	$(387)	$148

	Six Months Ended June 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(55)	$175	$33	$(391)	$(238)
Net change	4	(79)	12	14	(49)
End of period	$(51)	$96	$45	$(377)	$(287)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(8)	$(4)	Net interest income and other financing income
	3	2	Tax (expense) or benefit
	$(5)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$6	$6	Securities gains (losses), net
	(2)	(2)	Tax (expense) or benefit
	$4	$4	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$35	$34	Net interest income and other financing income
	(13)	(13)	Tax (expense) or benefit
	$22	$21	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$—	$—	(2)
Actuarial gains (losses)	(8)	(12)	(2)
	(8)	(12)	Total before tax
	3	5	Tax (expense) or benefit
	$(5)	$(7)	Net of tax

Total reclassifications for the period	$16	$16	Net of tax

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(11)	$(7)	Net interest income and other financing income
	4	3	Tax (expense) or benefit
	$(7)	$(4)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$11	Securities gains (losses), net
	—	(4)	Tax (expense) or benefit
	$1	$7	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$74	$67	Net interest income and other financing income
	(28)	(25)	Tax (expense) or benefit
	$46	$42	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$—	$—	(2)
Actuarial gains (losses)	(17)	(24)	(2)
	(17)	(24)	Total before tax
	6	9	Tax (expense) or benefit
	$(11)	$(15)	Net of tax

Total reclassifications for the period	$29	$30	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$272	$289	$545	$525
Preferred stock dividends	(16)	(16)	(32)	(32)
Income from continuing operations available to common shareholders	256	273	513	493
Income (loss) from discontinued operations, net of tax	3	(4)	3	(6)
Net income available to common shareholders	$259	$269	$516	$487
Denominator:
Weighted-average common shares outstanding—basic	1,265	1,335	1,275	1,340
Potential common shares	3	11	4	12
Weighted-average common shares outstanding—diluted	1,268	1,346	1,279	1,352
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.20	$0.20	$0.40	$0.37
Diluted	0.20	0.20	0.40	0.36
Earnings (loss) per common share from discontinued operations(1):
Basic	0.00	(0.00)	0.00	(0.00)
Diluted	0.00	(0.00)	0.00	(0.00)
Earnings per common share(1):
Basic	0.20	0.20	0.40	0.36
Diluted	0.20	0.20	0.40	0.36
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three and six months ended June 30, 2015 due to a net loss.
The effect from the assumed exercise of 30 million stock options for both the three and six months ended June 30, 2016 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 30 million and 29 million stock options for the three and six months ended June 30, 2015, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP , which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 48 million at June 30, 2016.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Six Months Ended June 30
	2016		2015
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	19,350,157	$21.06	25,316,676	$23.07
Exercised	(227,492)	6.91	(291,460)	6.96
Forfeited or expired	(3,819,783)	34.72	(5,301,942)	31.95
Outstanding at end of period	15,302,882	$17.86	19,723,274	$20.92
Exercisable at end of period	15,302,882	$17.86	19,723,274	$20.92
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Six Months Ended June 30
	2016		2015
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,374,242	$9.51	18,427,409	$8.07
Granted	6,820,768	7.92	6,603,342	9.90
Vested	(5,600,419)	8.21	(7,968,049)	6.01
Forfeited	(690,623)	9.19	(371,998)	8.18
Non-vested at end of period	16,903,968	$9.31	16,690,704	$9.50

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
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended June 30
	2016	2015	2016	2015	2016	2015
	(In millions)
Service cost	$8	$10	$1	$2	$9	$12
Interest cost	18	21	2	2	20	23
Expected return on plan assets	(36)	(38)	—	—	(36)	(38)
Amortization of actuarial loss	8	11	—	1	8	12
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (credit)	$(2)	$4	$3	$5	$1	$9

	Qualified Plan		Non-qualified Plans		Total
	Six Months Ended June 30
	2016	2015	2016	2015	2016	2015
	(In millions)
Service cost	$17	$20	$2	$3	$19	$23
Interest cost	36	42	3	3	39	45
Expected return on plan assets	(72)	(74)	—	—	(72)	(74)
Amortization of actuarial loss	16	22	1	2	17	24
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost (credit)	$(3)	$10	$6	$8	$3	$18
On December 31, 2015, Regions changed the basis for determining the assumption used to estimate the service and interest components of net periodic pension costs for pension and other postretirement benefits. This change provides a more precise measurement of service and interest costs and resulted in an immaterial impact to the pension benefit obligation as of December 31, 2015. Additionally, Regions separated the Regions Financial Corporation Retirement Plan into two plans, effective January 1, 2016, creating a new plan primarily for participants who remained actively employed as of that date. The corresponding assets and liabilities of these participants will be transferred to the new plan in 2016. All other participants will remain in the existing plan. See Note 18 "Employee Benefit Plans" of the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion.
Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by the IRS minimum funding standards. Regions made no contribution to the plan during the first six months of 2016.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2016 or 2015.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,021	$34	$60	$2,450	$5	$27
Derivatives in cash flow hedging relationships:
Interest rate swaps	9,800	331	—	9,800	109	9
Total derivatives designated as hedging instruments	$12,821	$365	$60	$12,250	$114	$36
Derivatives not designated as hedging instruments:
Interest rate swaps	$40,920	$753	$764	$40,612	$496	$528
Interest rate options	3,975	20	1	3,441	11	1
Interest rate futures and forward commitments	21,846	11	17	17,288	5	6
Other contracts	5,085	121	103	4,367	200	187
Total derivatives not designated as hedging instruments	$71,826	$905	$885	$65,708	$712	$722
Total derivatives	$84,647	$1,270	$945	$77,958	$826	$758
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions recognized an unrealized after-tax gain of $77 million and $18 million in accumulated other comprehensive income (loss) at June 30, 2016 and 2015, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $12 million and $11 million during the three months ended June 30, 2016 and 2015, respectively, and pre-tax income of $24 million and $22 million during the six months ended June 30, 2016 and 2015, respectively, related to the amortization of cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $132 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $36 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately nine years as of June 30, 2016.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended June 30			Three Months Ended June 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$4	$4	Interest expense	$(1)	$2
Debt/CDs	12	(3)	Other non-interest expense	(12)	3
Securities available for sale	(2)	(4)	Interest income	—	—
Securities available for sale	(12)	25	Other non-interest expense	12	(25)
Total	$2	$22		$(1)	$(20)

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended June 30			Three Months Ended June 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$62	$(25)	Interest income on loans	$35	$34
Total	$62	$(25)		$35	$34

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Six Months Ended June 30			Six Months Ended June 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$8	$8	Interest expense	$(2)	$6
Debt/CDs	27	4	Other non-interest expense	(27)	(4)
Securities available for sale	(5)	(8)	Interest income	—	—
Securities available for sale	(38)	5	Other non-interest expense	37	(6)
Total	$(8)	$9		$8	$(4)

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Six Months Ended June 30			Six Months Ended June 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$203	$12	Interest income on loans	$74	$67
Total	$203	$12		$74	$67
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2016 and December 31, 2015, Regions had $464 million and $322 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2016 and December 31, 2015, Regions had $802 million and $666 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs on its consolidated statements of income. As of June 30, 2016 and December 31, 2015, the total notional amount related to these contracts was $5.3 billion and $3.6 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$(1)	$4	$3	$8
Interest rate options	4	4	14	4
Interest rate futures and forward commitments	2	—	3	(1)
Other contracts	14	(11)	2	(7)
Total capital markets fee income and other	19	(3)	22	4
Mortgage income:
Interest rate swaps	19	(16)	48	(3)
Interest rate options	3	(3)	8	4
Interest rate futures and forward commitments	(1)	3	1	7
Total mortgage income	21	(16)	57	8
	$40	$(19)	$79	$12
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at June 30, 2016 and December 31, 2015, totaled approximately $728 million and $406 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2016 and 2023. Credit derivatives whereby Regions has sold credit protection have maturities between 2016 and 2025. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2016 was approximately $137 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2016 and 2015 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
Regions has bought credit protection in the form of credit default indices. These indices, which meet the definition of credit derivatives, were entered into in the ordinary course of business to economically hedge credit risk in commercial mortgage loans held for sale whereby the fair value option has been elected. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if losses on the underlying index exceed a certain threshold, dependent upon the tranche rating of the capital structure.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2016 and December 31, 2015, were $199 million and $180 million, respectively, for which Regions had posted collateral of $201 million and $180 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of June 30, 2016 and December 31, 2015.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Gross amounts subject to offsetting	$955	$718	$727	$677
Gross amounts not subject to offsetting	315	108	218	81
Gross amounts recognized	1,270	826	945	758
Gross amounts offset in the consolidated balance sheets(1)	536	409	658	558
Net amounts presented in the consolidated balance sheets	734	417	287	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	4	5	51	50
Cash collateral received/posted	2	6	7	52
Net amounts	$728	$406	$229	$98
________

(1)
At June 30, 2016, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $149 million and cash collateral posted of $270 million. At December 31, 2015, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $108 million and cash collateral posted of $256 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 12. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the six month periods ended June 30, 2016 and 2015. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$117	$—	$—	$117	$110	$—	$33	$143
Securities available for sale:
U.S. Treasury securities	$240	$—	$—	$240	$228	$—	$—	$228
Federal agency securities	—	216	—	216	—	218	—	218
Obligations of states and political subdivisions	—	1	—	1	—	1	—	1
Mortgage-backed securities (MBS):
Residential agency	—	16,933	—	16,933	—	16,062	—	16,062
Residential non-agency	—	—	5	5	—	—	5	5
Commercial agency	—	3,243	—	3,243	—	3,018	—	3,018
Commercial non-agency	—	1,183	—	1,183	—	1,231	—	1,231
Corporate and other debt securities	—	1,412	3	1,415	—	1,664	3	1,667
Equity securities	258	—	—	258	280	—	—	280
Total securities available for sale	$498	$22,988	$8	$23,494	$508	$22,194	$8	$22,710
Mortgage loans held for sale	$—	$445	$30	$475	$—	$353	$—	$353
Residential mortgage servicing rights	$—	$—	$216	$216	$—	$—	$252	$252
Derivative assets:
Interest rate swaps	$—	$1,118	$—	$1,118	$—	$610	$—	$610
Interest rate options	—	3	17	20	—	1	10	11
Interest rate futures and forward commitments	—	11	—	11	—	5	—	5
Other contracts	2	119	—	121	—	200	—	200
Total derivative assets	$2	$1,251	$17	$1,270	$—	$816	$10	$826
Derivative liabilities:
Interest rate swaps	$—	$824	$—	$824	$—	$564	$—	$564
Interest rate options	—	1	—	1	—	1	—	1
Interest rate futures and forward commitments	—	17	—	17	—	6	—	6
Other contracts	—	103	—	103	—	187	—	187
Total derivative liabilities	$—	$945	$—	$945	$—	$758	$—	$758
Non-recurring fair value measurements
Loans held for sale	$—	$—	$38	$38	$—	$—	$36	$36
Foreclosed property and other real estate	—	28	23	51	—	30	8	38
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

The following tables illustrate rollforwards for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at June 30, 2016 and 2015 are not material.

	Three Months Ended June 30, 2016

	Opening Balance April 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$—	—		—	—	—	30	—	—	—	$30
Residential mortgage servicing rights	$239	(31)	(1)	—	8	—	—	—	—	—	$216
Total derivatives, net	$21	35	(2)	—	—	—	—	(39)	—	—	$17

	Three Months Ended June 30, 2015

	Opening Balance April 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$7	—		—	—	—	—	(1)	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$10	—		—	—	—	—	(1)	—	—	$9
Residential mortgage servicing rights	$239	17	(1)	—	12	—	—	—	—	—	$268
Total derivatives, net	$14	25	(3)	—	—	—	—	(26)	—	—	$13

	Six Months Ended June 30, 2016

	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account securities	$33	(2)	(4)	—	—	(31)	—	—	—	—	$—
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$—	—		—	—	—	30	—	—	—	$30
Residential mortgage servicing rights	$252	(75)	(1)	—	39	—	—	—	—	—	$216
Total derivatives, net	$10	73	(5)	—	—	—	—	(66)	—	—	$17

	Six Months Ended June 30, 2015

	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(2)	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(2)	—	—	$9
Residential mortgage servicing rights	$257	(8)	(1)	—	19	—	—	—	—	—	$268
Total derivatives, net	$8	53	(6)	—	—	—	—	(48)	—	—	$13
_________
(1) Included in mortgage income.
(2) Approximately $4 million was included in capital markets fee income and other and $31 million was included in mortgage income.
(3) Approximately $4 million was included in capital markets fee income and other and $21 million was included in mortgage income.
(4) Included in capital markets fee income and other.
(5) Approximately $13 million was included in capital markets fee income and other and $60 million was included in mortgage income.
(6) Approximately $4 million was included in capital markets fee income and other and $49 million was included in mortgage income.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions)
Loans held for sale	$(18)	$(4)	$(22)	$(11)
Foreclosed property and other real estate	(20)	(40)	(27)	(47)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2016, and December 31, 2015. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2016, and December 31, 2015, are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	June 30, 2016
	Level 3 Estimated Fair Value at June 30, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.0% (23.0%)
			Weighted-average prepayment speed (CPR; percentage)	4.3% - 28.5% (11.8%)
			Probability of default	3.9%
			Loss severity	60.6%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.3%
Commercial mortgage loans held for sale	$30	Market comparable	Credit spreads for bonds in the commercial MBS	0.5% - 6.85% (2.02%)
Residential mortgage servicing rights(1)	$216	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	13.1% - 23.5% (16.5%)
			OAS (percentage)	8.7% - 13.5% (10.0%)
Derivative assets:
Interest rate options	$16	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	13.1% - 23.5% (16.5%)
			OAS (percentage)	8.7% - 13.5% (10.0%)
			Pull-through	31.7% - 99.1% (79.6%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$38	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	5.0% - 95.4% (67.8%)
Foreclosed property and other real estate	$6	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 82.2% (52.2%)
	$17	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	2.1% - 78.7% (45.6%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2015
	Level 3 Estimated Fair Value at December 31, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Trading account securities	$33	Market comparable	Spread from US High Yield B Effective Yield Index	4.7%
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.1% (23.0%)
			Weighted-average prepayment speed (CPR; percentage)	5.6% - 11.9% (9.9%)
			Probability of default	2.2%
			Loss severity	74.3%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.2%
Residential mortgage servicing rights(1)	$252	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			OAS (percentage)	8.7% - 13.3% (10.0%)
Derivative assets:
Interest rate options	$9	Interest rate lock commitments on the residential loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			OAS (percentage)	8.7% - 13.3% (10.0%)
			Pull-through	18.9% - 99.4% (80.7%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0%
Nonrecurring fair value measurements:
Loans held for sale	$36	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	11.1% - 85.7% (69.0%)
Foreclosed property and other real estate	$5	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 44.0% (30.3%)
	$3	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	3.0% - 58.8% (39.2%)
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Trading account securities
The fair value in this category relates to high yield corporate securities. Significant unobservable inputs include the spread to High Yield Index. A significant increase in this input would result in a significantly lower fair value measurement.
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
Commercial mortgage loans held for sale
Commercial mortgage loans held for sale are based on traded market prices for comparable commercial mortgage backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads. Significant unobservable inputs include credit spreads for bonds in the commercial mortgage backed securitizations.
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
Commercial mortgage interest rate options—These instruments are interest rate lock agreements made in the normal course of originating commercial mortgage loans. The significant unobservable input in the fair value measurement using discounted cash flows is the internal rate of return. The Company's internal rates of return are compared against those of market competitors, and should those rates change the Company's rates would also change in a similar direction.
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
FAIR VALUE OPTION
Regions has elected the fair value option for all FNMA and FHLMC eligible residential mortgage loans and certain commercial mortgage loans originated with the intent to sell. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets. Fair values of commercial mortgage loans held for sale are based on traded market prices for comparable commercial mortgage backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2016			December 31, 2015
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$475	$454	$21	$353	$341	$12
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2016 and 2015. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In millions)
Net gains (losses) resulting from changes in fair value	$7	$(4)	$9	$(8)

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2016 are as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,237	$4,237	$4,237	$—	$—
Trading account securities	117	117	117	—	—
Securities held to maturity	1,646	1,707	1	1,706	—
Securities available for sale	23,494	23,494	498	22,988	8
Loans held for sale	551	551	—	445	106
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	79,608	75,322	—	—	75,322
Other earning assets(4)	744	744	—	744	—
Derivative assets	1,270	1,270	2	1,251	17
Financial liabilities:
Derivative liabilities	945	945	—	945	—
Deposits	97,245	97,335	—	97,335	—
Short-term borrowings	2	2	—	2	—
Long-term borrowings	8,968	9,258	—	5,828	3,430
Loan commitments and letters of credit	98	515	—	—	515
Indemnification obligation	61	54	—	—	54
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2016 was $4.3 billion or 5.4 percent.

(3)	Excluded from this table is the capital lease carrying amount of $943 million at June 30, 2016.

(4)	Excluded from this table is the operating lease carrying amount of $772 million at June 30, 2016.

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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$360	$510	$43	$(65)	$848	$—	$848
Provision (credit) for loan losses	72	70	5	(75)	72	—	72
Non-interest income	118	282	105	21	526	—	526
Non-interest expense	213	511	119	72	915	(5)	910
Income (loss) before income taxes	193	211	24	(41)	387	5	392
Income tax expense (benefit)	73	80	10	(48)	115	2	117
Net income (loss)	$120	$131	$14	$7	$272	$3	$275
Average assets	$54,747	$34,331	$3,241	$33,093	$125,412	$—	$125,412

	Three Months Ended June 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$381	$498	$41	$(100)	$820	$—	$820
Provision (credit) for loan losses	75	68	5	(85)	63	—	63
Non-interest income	108	278	99	105	590	—	590
Non-interest expense	211	521	110	92	934	6	940
Income (loss) before income taxes	203	187	25	(2)	413	(6)	407
Income tax expense (benefit)	77	72	9	(34)	124	(2)	122
Net income (loss)	$126	$115	$16	$32	$289	$(4)	$285
Average assets	$52,971	$33,201	$3,134	$31,569	$120,875	$—	$120,875

	Six Months Ended June 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$734	$1,015	$88	$(127)	$1,710	$—	$1,710
Provision (credit) for loan losses	144	141	11	(111)	185	—	185
Non-interest income	249	540	213	30	1,032	—	1,032
Non-interest expense	423	1,022	230	109	1,784	(5)	1,779
Income (loss) before income taxes	416	392	60	(95)	773	5	778
Income tax expense (benefit)	158	149	23	(102)	228	2	230
Net income (loss)	$258	$243	$37	$7	$545	$3	$548
Average assets	$54,733	$34,136	$3,237	$33,580	$125,686	$—	$125,686

	Six Months Ended June 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$756	$1,003	$84	$(208)	$1,635	$—	$1,635
Provision (credit) for loan losses	148	136	11	(183)	112	—	112
Non-interest income	207	534	199	120	1,060	—	1,060
Non-interest expense	423	1,029	219	168	1,839	10	1,849
Income (loss) before income taxes	392	372	53	(73)	744	(10)	734
Income tax expense (benefit)	149	142	20	(92)	219	(4)	215
Net income (loss)	$243	$230	$33	$19	$525	$(6)	$519
Average assets	$52,695	$33,073	$3,144	$31,810	$120,722	$—	$120,722
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2016	December 31, 2015
	(In millions)
Unused commitments to extend credit	$44,906	$45,516
Standby letters of credit	1,429	1,477
Commercial letters of credit	44	63
Liabilities associated with standby letters of credit	33	32
Assets associated with standby letters of credit	33	33
Reserve for unfunded credit commitments	64	52
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $61 million and an estimated fair value of approximately $54 million as of June 30, 2016 (see Note 12).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that any such losses in excess of amounts accrued, including legal contingencies that are subject to the indemnification agreement with Raymond James, would be immaterial to Regions' financial statements as a whole. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly.
Assessments of litigation and claims exposure are difficult because they involve inherently unpredictable factors including, but not limited to, the following: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below, and the aggregated estimated amount discussed above may not include an estimate for every matter disclosed below.
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
A previously dismissed shareholder derivative action was refiled in June 2015. The original action alleged mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. The named defendants filed an opposition to the action, and on April 5, 2016, the court dismissed the action with prejudice. On May 5, 2016, plaintiffs filed a motion asking the court to reconsider the dismissal, which was denied by the court on June 24, 2016.
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

Regions has reached an agreement in principle on a settlement amount with the Department of Justice on behalf of HUD. This agreement resolves a previously disclosed regulatory inquiry regarding residential mortgage loan origination, underwriting and quality control practices for FHA insured loans made by Regions. The settlement, which is subject to final review and approval by the Department of Justice, will not have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole as Regions has previously established reserves to cover this matter.
In September 2014, Regions received an investigative request from the Office of Inspector General of the Federal Housing Finance Agency regarding its residential mortgage loan origination, underwriting and quality control practices for loans Regions sold to Fannie Mae and Freddie Mac. Regions has fully cooperated with the inquiry, which is part of an industry-wide investigation.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of June 30, 2016, the carrying value of the indemnification obligation was approximately $61 million.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At June 30, 2016, and December 31, 2015, the Company's DUS servicing portfolio totaled approximately $1.6 billion and $1.2 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $484 million and $356 million at June 30, 2016 and December 31, 2015, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's balance sheet was approximately $3 million at June 30, 2016, and December 31, 2015. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.
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
In March 2016, the FASB issued new accounting guidance that intends to improve and simplify accounting for employee shared-based payments. The new guidance: (a) eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in the income statement as income tax expense or benefit when the awards vest or are settled; entities should account for these income tax effects as discrete items in the reporting period in which they occur and exclude them from the estimated annual effective tax rate; (b) increases the permitted tax withholding limits from the employer’s statutory minimum rate to the employee’s maximum statutory rate before triggering liability classification; (c) changes the classification of excess tax benefits from a financing activity to an operating activity; (d) clarifies that cash paid to a tax authority when shares are withheld to satisfy an employer’s statutory income tax withholding obligation is a financing activity; (e) allows an entity to make an entity-wide accounting policy election to either account for forfeitures based on the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for interim and annual periods beginning after December 31, 2016. The method of accounting application (i.e. prospective, retrospective or modified retrospective application) differs by amendment and is defined in the guidance. Early adoption is permitted, but entities must adopt all of the guidance in the same period. Regions is not early adopting and believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
In April 2016, the FASB issued new accounting guidance for revenue recognition that is related to contracts with customers. This guidance is expected to clarify how an entity should evaluate revenue in circumstances regarding granting licenses of intellectual property. The guidance also includes information regarding identifying differences when dealing with promised goods and services. The guidance is effective for annual and interim periods beginning after December 15, 2017. Regions is evaluating the impact to its consolidated financial statements upon adoption.
In May 2016, the FASB issued another new accounting guidance for revenue recognition that is related to contracts with customers. This guidance, as well as the guidance issued in April 2016, is intended to promote more consistent application of the standards as well as reduce the cost and complexity of applying the revenue guidance. The guidance contains amendments related to collectability, noncash consideration, and completed contracts at transition. The guidance is effective for annual and interim periods beginning after December 15, 2017. Regions is evaluating the impact to its consolidated financial statements upon adoption.
In June 2016, the FASB issued new accounting guidance regarding the measurement of credit losses on financial instruments. The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments, standby letters of credit, etc.). The guidance will replace the current incurred loss accounting model with an expected loss approach, whereby entities must consider all available relevant information when estimating those expected credit losses, including details about past events, current conditions and reasonable and supportable forecasts. The guidance eliminates the current accounting model for purchased credit impaired loans and debt securities. Regarding securities available for sale, credit losses are to be recognized as allowances rather than reductions in the amortized cost of the securities, which will require remeasurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgments used in estimating credit losses. The guidance is effective for annual and interim periods beginning after December 15, 2019. However, entities can apply these amendments as early as fiscal years beginning after December 15, 2018. Regions is evaluating the impact to its consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2015, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2016 compared to December 31, 2015.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 5 through 7 for additional information regarding forward-looking statements.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2016, Regions operated 1,599 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc., which is included in the Wealth Management segment.
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
SECOND QUARTER OVERVIEW
Regions reported net income available to common shareholders of $259 million, or $0.20 per diluted share, in the second quarter of 2016 compared to $269 million, or $0.20 per diluted share, in the second quarter of 2015. Net income available to common shareholders from continuing operations was $256 million, or $0.20 per diluted share, compared to $273 million, or $0.20 per diluted share, over these same periods. Increased net interest income and other financing income and decreased non-interest expenses were offset by decreased non-interest income.

For the second quarter of 2016, net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $869 million, up $30 million compared to the second quarter of 2015. The net interest margin (taxable-equivalent basis) was 3.15 percent for the second quarter of 2016 and 3.16 percent in the second quarter of 2015. The average balance of total earning assets increased in the second quarter of 2016 compared to the second quarter of 2015, while the yields remained flat. The average balance of total interest-bearing liabilities increased period over period due to increased long-term borrowings. These increases resulted in increased total funding costs from 25 to 29 basis points for the second quarter of 2016.
The provision for loan losses totaled $72 million in the second quarter of 2016 compared to $63 million during the second quarter of 2015. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected, especially related to large dollar commercial credits and fluctuating commodity prices.
Net charge-offs totaled $72 million, or an annualized 0.35 percent of average loans, in the second quarter of 2016, compared to $46 million, or an annualized 0.23 percent for the second quarter of 2015. Commercial and industrial loan net charge-offs increased, while total consumer net charge-offs were relatively consistent, when comparing the second quarter of 2016 to the prior year.
The allowance for loan losses at June 30, 2016, was 1.41 percent of total loans, net of unearned income, compared to 1.36 percent at December 31, 2015. Total non-performing assets were $1.1 billion at June 30, 2016, compared to $920 million at December 31, 2015. Continued low oil prices prompted a number of large energy credits to be downgraded during the first half of 2016 causing the increase in non-performing assets.
Non-interest income from continuing operations was $526 million for the second quarter of 2016 compared to $590 million for the second quarter of 2015. This decrease was primarily driven by insurance proceeds that were received in the second quarter of 2015. Card and ATM fees and capital markets fee income and other increased period over period. See Table 21 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $915 million in the second quarter of 2016, a $19 million decrease from the second quarter of 2015. The decrease was driven primarily by a $50 million decrease in professional, legal, and regulatory expenses as a result of a net $48 million accrual for contingent legal and regulatory expenses in the second quarter of 2015. This decrease was mainly offset by an increase in other non-interest expense. See Table 22 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended June 30, 2016 was $115 million compared to income tax expense of $124 million for the same period in 2015. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
2016 Expectations
Management expectations for 2016 are noted below:

•	Average loan growth of 3 to 5 percent compared to fourth quarter of 2015 average balances, expect to track toward the lower end of the range

•
Average deposits relatively stable compared to fourth quarter of 2015 average balances; change from previous guidance for growth of 2 to 4 percent resulting from acceleration of planned reductions of certain deposits within the Wealth Management and Corporate Bank segments

•	Net interest income and other financing income up 2 to 4 percent; assuming no rate increases, expect to be at the mid-point of the range

•	Adjusted non-interest income (non-GAAP) up 4 to 6 percent on a full year basis, expect to be at the high end of the range

•	Plan to eliminate $300 million of existing non-interest expenses between 2016 and 2018 in order to self-fund new initiatives; expect to achieve 35 to 45 percent of that reduction in 2016

•	Adjusted non-interest expenses (non-GAAP) flat to up modestly on a full year basis

•	Full year adjusted efficiency ratio (non-GAAP) less than 63 percent

•	Adjusted operating leverage (non-GAAP) of 2 to 4 percent on a full year basis

•	Full year net charge-offs of 25 to 35 basis points; expect to be at the top end of the range
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-Q. For more information related to the Company's 2016 expectations, including additional guidance within the ranges disclosed above, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.

BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $1.1 billion from year-end 2015 to June 30, 2016, due primarily to a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations. This decrease was offset by a modest increase in cash and due from banks.
SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	June 30, 2016	December 31, 2015
	(In millions)
U.S. Treasury securities	$241	$229
Federal agency securities	362	558
Obligations of states and political subdivisions	1	1
Mortgage-backed securities:
Residential agency	18,260	17,491
Residential non-agency	5	5
Commercial agency	3,415	3,194
Commercial non-agency	1,183	1,231
Corporate and other debt securities	1,415	1,667
Equity securities	258	280
	$25,140	$24,656
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at June 30, 2016 were relatively unchanged from year-end 2015. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $551 million at June 30, 2016, consisting primarily of $446 million of residential real estate mortgage loans, $58 million of commercial mortgage loans and $31 million of non-performing loans. At December 31, 2015, loans held for sale totaled $448 million, consisting of $354 million of residential real estate mortgage loans, $56 million of commercial mortgage loans, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at June 30, 2016. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2016	December 31, 2015
	(In millions, net of unearned income)
Commercial and industrial	$36,124	$35,821
Commercial real estate mortgage—owner-occupied	7,193	7,538
Commercial real estate construction—owner-occupied	344	423
Total commercial	43,661	43,782
Commercial investor real estate mortgage	4,302	4,255
Commercial investor real estate construction	2,660	2,692
Total investor real estate	6,962	6,947
Residential first mortgage	13,164	12,811
Home equity	10,832	10,978
Indirect—vehicles	4,159	3,984
Indirect—other consumer	722	545
Consumer credit card	1,113	1,075
Other consumer	1,089	1,040
Total consumer	31,079	30,433
	$81,702	$81,162
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $303 million since year-end 2015 driven primarily by Regions’ market-based corporate and commercial bankers serving middle market clients and the Company's asset-based lending and corporate real estate groups. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $345 million from year-end 2015 as a result of continued customer deleveraging. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. No single industry exceeded 15 percent of the total commercial portfolio balance at June 30, 2016 or December 31, 2015.

Table 3—Selected Industry Exposure

	June 30, 2016
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$843	$502	$1,345
Agriculture	698	274	972
Educational services	1,906	264	2,170
Energy	2,392	2,088	4,480
Financial services	3,786	3,174	6,960
Government and public sector	2,446	101	2,547
Healthcare	4,068	1,589	5,657
Information	1,161	741	1,902
Manufacturing (1)	4,298	3,750	8,048
Professional, scientific and technical services (1)	1,686	1,137	2,823
Real estate	6,529	5,189	11,718
Religious, leisure, personal and non-profit services	2,038	584	2,622
Restaurant, accommodation and lodging	2,540	711	3,251
Retail trade	2,772	2,325	5,097
Transportation and warehousing (1)	2,201	960	3,161
Utilities	1,113	1,752	2,865
Wholesale goods (1)	3,012	2,524	5,536
Other	172	1,662	1,834
Total commercial	$43,661	$29,327	$72,988

	December 31, 2015 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$901	$575	$1,476
Agriculture	747	295	1,042
Educational services	1,846	312	2,158
Energy	2,533	2,461	4,994
Financial services (3)	3,556	2,984	6,540
Government and public sector	2,408	238	2,646
Healthcare	4,322	1,407	5,729
Information	1,281	744	2,025
Manufacturing (3)	4,407	3,938	8,345
Professional, scientific and technical services (3)	1,730	1,114	2,844
Real estate	6,427	5,046	11,473
Religious, leisure, personal and non-profit services	2,165	600	2,765
Restaurant, accommodation and lodging	2,489	633	3,122
Retail trade	2,492	2,507	4,999
Transportation and warehousing (3)	2,228	1,084	3,312
Utilities	1,047	1,674	2,721
Wholesale goods (3)	2,981	2,588	5,569
Other	222	1,600	1,822
Total commercial	$43,782	$29,800	$73,582

________

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of June 30, 2016, total indirect energy-related loans were approximately $531 million, with approximately $500 million included in commercial loans and $31 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $465 million as of June 30, 2016.

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

Regions continues to monitor the impacts of low oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at June 30, 2016 amounted to approximately $2.4 billion, consisting of loans such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $531 million at June 30, 2016. The entire energy-related portfolio, combining direct and indirect loans, was approximately $2.9 billion or 4 percent of total loans at June 30, 2016 (approximately $3.1 billion including energy-related operating leases).
Regions' energy-related portfolio is geographically concentrated primarily in Texas and, to a lesser extent, in South Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Additionally, heightened credit requirements have been adopted for select segments of the portfolio. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. If the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. Regions' energy-related portfolio consists of a relatively small number of customers, which provides the Company granular insight into the financial health of those borrowers. Through its on-going portfolio credit quality assessment, Regions will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $15 million from 2015 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $353 million increase from year-end 2015, as prepayments have slowed. Approximately $1.5 billion in new loan originations were retained on the balance sheet through the first six months of 2016.

Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.8 billion at June 30, 2016 as compared to $11.0 billion at December 31, 2015. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2016. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2016	$14	0.19%	$26	0.34%	$40
2017	4	0.05	9	0.12	13
2018	13	0.17	19	0.25	32
2019	84	1.11	76	1.00	160
2020	174	2.30	133	1.76	307
2021-2025	1,489	19.69	1,472	19.46	2,961
2026-2030	2,036	26.92	2,013	26.62	4,049
Thereafter	—	—	1	0.02	1
Total	$3,814	50.43%	$3,749	49.57%	$7,563
Of the $10.8 billion home equity portfolio at June 30, 2016, approximately $7.6 billion were home equity lines of credit and $3.2 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of June 30, 2016, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances declined to 2 percent in the residential first mortgage portfolio and to 4 percent in the home equity portfolio at June 30, 2016.

Table 5—Estimated Current Loan to Value Ranges

	June 30, 2016			December 31, 2015
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$208	$110	$339	$267	$127	$417
80% - 100%	1,772	434	792	1,703	497	886
Below 80%	10,632	6,082	2,796	10,288	5,965	2,785
Data not available	552	101	178	553	107	194
	$13,164	$6,727	$4,105	$12,811	$6,696	$4,282
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $175 million from year-end 2015, reflecting continued growing demand for automobile loans.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $177 million from year-end 2015 primarily due to new point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $38 million from year-end 2015.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $49 million from year-end 2015.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Residential first mortgage FICO scores were refreshed in March of 2016. Home equity, indirect, consumer credit card and other consumer FICO scores were refreshed in June of 2016. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 6 percent of the combined portfolios for both June 30, 2016 and December 31, 2015.
Table 6—Estimated Current FICO Score Ranges

	June 30, 2016
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$797	$307	$233	$442	$56	$78
620-680	991	539	379	619	177	147
681-720	1,447	843	538	716	257	197
Above 720	9,038	4,902	2,893	2,841	622	539
Data not available	891	136	62	263	1	128
	$13,164	$6,727	$4,105	$4,881	$1,113	$1,089

	December 31, 2015
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$768	$311	$249	$421	$55	$86
620-680	1,013	531	415	549	158	150
681-720	1,489	789	530	611	247	191
Above 720	8,487	4,808	2,938	2,409	614	526
Data not available	1,054	257	150	539	1	87
	$12,811	$6,696	$4,282	$4,529	$1,075	$1,040

(1)	Amount represents both indirect-vehicles and indirect-other consumer portfolio classes.
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
The allowance for loan losses totaled $1.2 billion at June 30, 2016 as compared to $1.1 billion in December 31, 2015. The allowance for loan losses as a percentage of net loans increased from 1.36 percent at December 31, 2015 to 1.41 percent at June 30, 2016. The increase in the percentage is primarily attributable to the migration of energy loans, resulting in an increase in energy related allowance for loan losses. Total allowance for loan losses for the direct energy portfolio was approximately 9 percent at June 30, 2016 compared to approximately 6 percent at year-end.
Management expects that net loan charge-offs for the remainder of 2016 will be at the top end of the 0.25 percent to 0.35 percent range. Economic trends such as interest rates, unemployment, volatility in commodity prices and real estate valuations will impact the future levels of net charge-offs and may result in volatility during the remainder of 2016.
The provision for loan losses increased for the first six months of 2016 as compared to the same period in 2015. During the first six months of 2016, the provision for loan losses exceeded net charge-offs by approximately $45 million. The increase in loan loss provision reflects an increase in the allowance for loan losses for energy related loans.
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

Activity in the allowance for credit losses is summarized as follows:
Table 7—Allowance for Credit Losses

	Six Months Ended June 30
	2016	2015
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,106	$1,103
Loans charged-off:
Commercial and industrial	57	45
Commercial real estate mortgage—owner-occupied	13	14
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	1	12
Commercial investor real estate construction	—	—
Residential first mortgage	7	13
Home equity	35	36
Indirect—vehicles	23	19
Indirect—other consumer	6	—
Consumer credit card	19	19
Other consumer	32	29
	194	187
Recoveries of loans previously charged-off:
Commercial and industrial	10	25
Commercial real estate mortgage—owner-occupied	5	10
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	4	9
Commercial investor real estate construction	1	4
Residential first mortgage	2	6
Home equity	14	14
Indirect—vehicles	9	8
Indirect—other consumer	—	—
Consumer credit card	3	3
Other consumer	6	8
	54	87
Net charge-offs:
Commercial and industrial	47	20
Commercial real estate mortgage—owner-occupied	8	4
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	(3)	3
Commercial investor real estate construction	(1)	(4)
Residential first mortgage	5	7
Home equity	21	22
Indirect—vehicles	14	11
Indirect—other consumer	6	—
Consumer credit card	16	16
Other consumer	26	21
	140	100
Provision for loan losses	185	112
Allowance for loan losses at June 30	$1,151	$1,115
Reserve for unfunded credit commitments at beginning of year	$52	$65
Provision (credit) for unfunded credit losses	12	(1)
Reserve for unfunded credit commitments at June 30	$64	$64
Allowance for credit losses at June 30	$1,215	$1,179
Loans, net of unearned income, outstanding at end of period	$81,702	$80,149
Average loans, net of unearned income, outstanding for the period	$81,735	$78,562
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.41%	1.39%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.12x	1.49x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.34%	0.26%

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
Table 8—Troubled Debt Restructurings

	June 30, 2016		December 31, 2015
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$214	$35	$146	$20
Investor real estate	122	12	157	17
Residential first mortgage	395	49	398	52
Home equity	306	5	323	7
Indirect—vehicles	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	11	—	12	—
	1,051	101	1,039	96
Non-accrual status or 90 days past due and still accruing:
Commercial	147	33	135	37
Investor real estate	19	3	22	3
Residential first mortgage	82	10	81	10
Home equity	18	—	18	—
	266	46	256	50
Total TDRs - Loans	$1,317	$147	$1,295	$146

TDRs - Held For Sale	8	—	8	—
Total TDRs	$1,325	$147	$1,303	$146
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2016
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$281	$179
Inflows	177	11
Outflows
Charge-offs	(12)	—
Payments, sales and other (1)	(85)	(49)
Balance, end of period	$361	$141

	Six Months Ended June 30, 2015
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$344	$357
Inflows	93	27
Outflows
Charge-offs	(8)	(7)
Foreclosure	—	(32)
Payments, sales and other (1)	(118)	(115)
Balance, end of period	$311	$230

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $22 million of commercial loans and $6 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2016. During the six months ended June 30, 2015, $26 million of commercial loans and $22 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$596	$325
Commercial real estate mortgage—owner-occupied	240	268
Commercial real estate construction—owner-occupied	3	2
Total commercial	839	595
Commercial investor real estate mortgage	33	31
Total investor real estate	33	31
Residential first mortgage	52	63
Home equity	101	93
Total consumer	153	156
Total non-performing loans, excluding loans held for sale	1,025	782
Non-performing loans held for sale	31	38
Total non-performing loans(1)	1,056	820
Foreclosed properties	89	100
Total non-performing assets(1)	$1,145	$920
Accruing loans 90 days past due:
Commercial and industrial	$6	$9
Commercial real estate mortgage—owner-occupied	3	3
Total commercial	9	12
Commercial investor real estate mortgage	3	4
Total investor real estate	3	4
Residential first mortgage(2)	104	113
Home equity	34	59
Indirect—vehicles	8	9
Consumer credit card	13	12
Other consumer	3	4
Total consumer	162	197
	$174	$213
Restructured loans not included in the categories above	$1,051	$1,039
Non-performing loans(1) to loans and non-performing loans held for sale	1.29%	1.01%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.40%	1.13%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $95 million at June 30, 2016 and $107 million at December 31, 2015.

Non-performing loans have increased over this period primarily as a result of pressure on the energy lending portfolio as discussed in the "Portfolio Characteristics" section. Economic trends such as interest rates, unemployment, volatility in commodity prices and real estate valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2016.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $174 million at June 30, 2016, a decrease from $213 million at December 31, 2015.
At June 30, 2016, Regions had approximately $150 million to $225 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$595	$31	$156	$782
Additions	522	11	(2)	531
Net payments/other activity	(152)	(5)	—	(157)
Return to accrual	(21)	(2)	—	(23)
Charge-offs on non-accrual loans(2)	(68)	(1)	—	(69)
Transfers to held for sale(3)	(30)	—	(1)	(31)
Transfers to foreclosed properties	(2)	—	—	(2)
Sales	(5)	(1)	—	(6)
Balance at end of period	$839	$33	$153	$1,025

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$493	$125	$211	$829
Additions	305	23	(29)	299
Net payments/other activity	(122)	(26)	—	(148)
Return to accrual	(92)	(11)	—	(103)
Charge-offs on non-accrual loans(2)	(56)	(12)	—	(68)
Transfers to held for sale(3)	(17)	(3)	—	(20)
Transfers to foreclosed properties	(5)	(31)	—	(36)
Sales	(2)	—	—	(2)
Balance at end of period	$504	$65	$182	$751
________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $16 million and $11 million recorded upon transfer for the six months ended June 30, 2016 and 2015, respectively.

GOODWILL
Goodwill totaled $4.9 billion at both June 30, 2016 and December 31, 2015 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2015 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the second quarter of 2016 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2016 interim period.
OTHER ASSETS
Other assets increased approximately $438 million from December 31, 2015 to $6.4 billion as of June 30, 2016. The increase was primarily due to increases in derivative assets and miscellaneous assets, as well as timing differences between settlement and trade date accounting. These increases were offset by a decrease in deferred income taxes.
DEPOSITS
Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality banking services and alternative product delivery channels such as internet banking.
The following table summarizes deposits by category:
Table 12—Deposits

	June 30, 2016	December 31, 2015
	(In millions)
Non-interest-bearing demand	$34,982	$34,862
Savings	7,786	7,287
Interest-bearing transaction	20,571	21,902
Money market—domestic	26,138	26,468
Money market—foreign	258	243
Low-cost deposits	89,735	90,762
Time deposits	7,286	7,468
Customer deposits	97,021	98,230
Corporate treasury time deposits	224	200
	$97,245	$98,430
Total deposits at June 30, 2016 decreased approximately $1.2 billion compared to year-end 2015 levels. The decline was primarily driven by declines in interest-bearing transaction and money market—domestic accounts, as well as continued declines in consumer time deposits. Contributing to the decline in interest-bearing transaction accounts was the planned reduction of certain trust customer deposits, which require collateralization by securities. These trust-related deposits were moved into other fee income producing customer investments. These declines were partially offset by growth in non-interest-bearing demand and savings categories.
SHORT-TERM BORROWINGS
Table 13—Short-Term Borrowings

	June 30, 2016	December 31, 2015
	(In millions)
Customer-related borrowings:
Customer collateral	$2	$10
	$2	$10

Customer-Related Borrowings
Customer collateral includes cash collateral posted by customers related to derivative transactions.
LONG-TERM BORROWINGS
Table 14—Long-Term Borrowings

	June 30, 2016	December 31, 2015
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$747	$749
3.20% senior notes due February 2021	1,102	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	159	159
7.375% subordinated notes due December 2037	297	300
Valuation adjustments on hedged long-term debt	12	(7)
	2,417	1,301
Regions Bank:
Federal Home Loan Bank advances	4,755	5,255
2.25% senior notes due September 2018	747	749
7.50% subordinated notes due May 2018	499	500
6.45% subordinated notes due June 2037	495	497
3.80% affiliate subordinated notes due February 2025	150	150
Other long-term debt	47	48
Valuation adjustments on hedged long-term debt	8	(1)
	6,701	7,198
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	(150)
Total consolidated	$8,968	$8,349
Long-term borrowings increased approximately $619 million since year-end 2015. The increase was primarily the result of the issuance of $1.1 billion of 3.20% senior notes offset by a $500 million decrease in the FHLB advances. Regions issued $500 million of 3.20% senior notes in the first quarter of 2016 and an additional $600 million of 3.20% senior notes during the second quarter of 2016.
Effective January 1, 2016, the Company adopted new guidance related to the accounting for debt issuance costs. All existing debt issuance costs were reclassified from other assets to long-term borrowings as direct deductions of the related debt instruments. The impact of the adoption of this guidance was not material to prior periods and therefore was not applied retrospectively.
Long-term FHLB advances have a weighted-average interest rate of 0.8 percent for June 30, 2016 and 0.7 percent for December 31, 2015 with remaining maturities ranging from less than one year to fifteen years and a weighted-average of 0.8 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $17.4 billion at June 30, 2016 as compared to $16.8 billion at December 31, 2015. During the first six months of 2016, net income increased stockholders’ equity by $548 million, while cash dividends on common stock reduced stockholders' equity by $159 million and cash dividends on preferred stock reduced stockholder's equity by $32 million. Changes in accumulated other comprehensive income increased stockholders' equity by $528 million, primarily due to the net change in the value of securities available for sale and derivative instruments. Common stock repurchased during the first six months of 2016 reduced stockholders' equity by $354 million. These shares were immediately retired and therefore are not included in treasury stock.

On June 29, 2016, Regions received no objection from the Federal Reserve to its 2016 capital plan that was submitted as part of the CCAR process. In addition to continuing the $0.065 quarterly common stock dividend, actions that Regions may undertake as outlined in its capital plan include the repurchase of up to $640 million in common shares. The capital plan also provides the potential for a dividend increase beginning in the second quarter of 2017, which is expected to be considered by the Board in early 2017. On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. The Company began to repurchase shares under this plan in the third quarter of 2016, and as of August 4, 2016, Regions has repurchased of approximately 9.4 million shares of common stock at a total cost of approximately $85.0 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
As part of its 2015 CCAR submission, Regions' Board authorized a $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. The Company closed out this repurchase plan in the second quarter of 2016.
Regions’ Board declared a cash dividend for the second quarter of 2016 of $0.065 per common share compared to $0.06 per common share for the first quarter of 2016. The Board declared a $0.05 per share and $0.06 per share cash dividend for the first and second quarters of 2015, respectively. The Board also declared $32 million in cash dividends on preferred stock for the first six months of 2016 and 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital, while preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and both common stock and preferred dividends were recorded as a reduction of retained earnings.
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
In 2013, the Federal Reserve released its final rules detailing the U.S. implementation of the Basel III Rules. Under the Basel III Rules, Regions is designated as a standardized approach bank and, as such, began transitioning to the Basel III Rules in January 2015 subject to a phase-in period extending to January 2019. When fully phased in, the Basel III Rules will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the Basel III Rules place greater emphasis on common equity. The Basel III Rules substantially revise the regulatory capital requirements applicable to BHCs and depository institutions, including Regions and Regions Bank. The Basel III Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios to incorporate a more risk-sensitive approach. The Basel III Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules.
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

Table 15—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	June 30, 2016 Ratio (2)	December 31, 2015 Ratio	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	10.98%	10.93%	N/A
Regions Bank	11.80	11.68	6.50%
Tier 1 capital:
Regions Financial Corporation	11.74%	11.65%	6.00%
Regions Bank	11.80	11.68	8.00
Total capital:
Regions Financial Corporation	13.92%	13.88%	10.00%
Regions Bank	13.68	13.59	10.00
Leverage capital:
Regions Financial Corporation	10.19%	10.25%	N/A
Regions Bank	10.27	10.28	5.00%
________

(1)	The 2016 and 2015 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
At June 30, 2016, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding would need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for more information.

RATINGS
Table 16 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of June 30, 2016 and December 31, 2015.
Table 16—Credit Ratings

As of June 30, 2016 and December 31, 2015
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa3	BBB	BBB
Subordinated debt	BBB-	Baa3	BBB-	BBBL
Regions Bank
Short-term	A-2	P-2	F2	R-1L
Long-term bank deposits	N/A	A3	BBB+	BBBH
Long-term rating	BBB+	A3	BBB	N/A
Senior unsecured debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable	Positive
_______
N/A - Not applicable.
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

Table 17—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
		2016	2015	2016	2015
		(Dollars in millions, except per share data)
INCOME
Net income (GAAP)		$275	$285	$548	$519
Preferred dividends (GAAP)		(16)	(16)	(32)	(32)
Net income available to common shareholders (GAAP)	A	$259	$269	$516	$487
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)	B	$915	$934	$1,784	$1,839
Significant items:
Professional, legal and regulatory expenses (1)		(3)	(48)	(3)	(48)
Branch consolidation, property and equipment charges		(22)	(27)	(36)	(49)
Loss on early extinguishment of debt		—	—	—	(43)
Salary and employee benefits—severance charges		(1)	—	(13)	—
Adjusted non-interest expense (non-GAAP)	C	$889	$859	$1,732	$1,699
Net interest income and other financing income (GAAP)		$848	$820	$1,710	$1,635
Taxable-equivalent adjustment		21	19	42	36
Net interest income and other financing income from continuing operations, taxable-equivalent basis	D	869	839	1,752	1,671
Non-interest income from continuing operations (GAAP)	E	526	590	1,032	1,060
Significant items:
Securities gains, net		(6)	(6)	(1)	(11)
Insurance proceeds (2)		—	(90)	(3)	(90)
Leveraged lease termination gains, net		—	—	—	(2)
Adjusted non-interest income (non-GAAP)	F	$520	$494	$1,028	$957
Total revenue, taxable-equivalent basis	D+E=G	$1,395	$1,429	$2,784	$2,731
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=H	$1,389	$1,333	$2,780	$2,628
Efficiency ratio (GAAP)	B/G	65.62%	65.41%	64.08%	67.35%
Adjusted efficiency ratio (non-GAAP)	C/H	63.98%	64.45%	62.30%	64.68%
Fee income ratio (GAAP)	E/G	37.70%	41.24%	37.07%	38.80%
Adjusted fee income ratio (non-GAAP)	F/H	37.46%	37.04%	37.00%	36.40%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,151	$16,946	$17,119	$16,954
Less: Average intangible assets (GAAP)		5,124	5,083	5,127	5,086
Average deferred tax liability related to intangibles (GAAP)		(163)	(171)	(164)	(172)
Average preferred stock (GAAP)		820	856	820	867
Average tangible common stockholders’ equity (non-GAAP)	I	$11,370	$11,178	$11,336	$11,173
Return on average tangible common stockholders’ equity (non-GAAP) (3)	A/I	9.15%	9.66%	9.15%	8.79%

		June 30, 2016	December 31, 2015
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,385	$16,844
Less: Ending intangible assets (GAAP)		5,122	5,137
Ending deferred tax liability related to intangibles (GAAP)		(163)	(165)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	J	$11,606	$11,052
Ending total assets (GAAP)		$126,212	$126,050
Less: Ending intangible assets (GAAP)		5,122	5,137
Ending deferred tax liability related to intangibles (GAAP)		(163)	(165)
Ending tangible assets (non-GAAP)	K	$121,253	$121,078
End of period shares outstanding	L	1,259	1,297
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	9.57%	9.13%
Tangible common book value per share (non-GAAP)	J/L	$9.22	$8.52
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (4)
Stockholders’ equity (GAAP)		$17,385	$16,844
Non-qualifying goodwill and intangibles		(4,946)	(4,958)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		(227)	286
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	M	$11,392	$11,352
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (5)	N	$105,199	$106,188
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	M/N	10.83%	10.69%
 _________

(1)
Regions recorded $3 million, $50 million and $100 million of contingent legal and regulatory accruals during the second quarter of 2016, the second quarter of 2015, and the fourth quarter of 2014, respectively, related to previously disclosed matters. The fourth quarter of 2014 accruals were settled in the second quarter of 2015 for $2 million less than originally estimated and a corresponding recovery was recognized.

(2)	Insurance proceeds recognized in all periods are related to the settlement of the previously disclosed 2010 class-action lawsuit.

(3)	Income statement amounts have been annualized in calculation.

(4)	Current quarter amounts and the resulting ratio are estimated.

(5)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended June 30
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$3	$—	—%	$2	$—	—%
Trading account securities	114	1	0.99	112	1	1.06
Securities:
Taxable (1)	24,682	145	2.36	24,114	141	2.35
Tax-exempt	1	—	—	2	—	—
Loans held for sale	458	4	3.45	463	4	3.44
Loans, net of unearned income (2)(3)	81,960	783	3.82	79,175	747	3.78
Investment in operating leases, net	792	6	2.81	—	—	—
Other earning assets (1)	2,970	8	1.10	2,659	9	1.44
Total earning assets	110,980	947	3.41	106,527	902	3.40
Allowance for loan losses	(1,158)			(1,097)
Cash and due from banks	1,792			1,706
Other non-earning assets	13,798			13,739
	$125,412			$120,875
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,794	2	0.14	$7,165	3	0.12
Interest-bearing checking	20,760	5	0.09	21,494	4	0.08
Money market	26,585	7	0.11	26,483	7	0.11
Time deposits	7,338	14	0.73	8,250	13	0.67
Total interest-bearing deposits (4)	62,477	28	0.18	63,392	27	0.17
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	637	—	—
Other short-term borrowings	—	—	—	942	1	0.21
Long-term borrowings	8,523	50	2.33	2,903	35	4.83
Total interest-bearing liabilities	71,000	78	0.44	67,874	63	0.37
Non-interest-bearing deposits (4)	35,020	—	—	33,708	—	—
Total funding sources	106,020	78	0.29	101,582	63	0.25
Net interest spread			2.97			3.03
Other liabilities	2,241			2,343
Stockholders’ equity	17,151			16,950
	$125,412			$120,875
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (5)		$869	3.15%		$839	3.16%
_________

(1)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $8 million and $14 million for the three months ended June 30, 2016 and 2015, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.12% and 0.11% for the three months ended June 30, 2016 and 2015, respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$7	$—	—%	$11	$—	—%
Trading account securities	123	4	5.93	109	4	6.74
Securities:
Taxable (1)	24,650	292	2.38	24,142	286	2.39
Tax-exempt	1	—	—	2	—	—
Loans held for sale	410	7	3.38	435	7	3.45
Loans, net of unearned income (2)(3)	81,735	1,572	3.84	78,562	1,489	3.82
Investment in operating leases, net	809	11	2.76	—	—	—
Other earning assets (1)	3,508	18	1.03	3,070	19	1.26
Total earning assets	111,243	1,904	3.42	106,331	1,805	3.42
Allowance for loan losses	(1,133)			(1,098)
Cash and due from banks	1,751			1,740
Other non-earning assets	13,825			13,749
	$125,686			$120,722
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,642	5	0.15	$7,023	5	0.13
Interest-bearing checking	21,002	10	0.09	21,631	9	0.09
Money market	26,703	14	0.11	26,432	14	0.11
Time deposits	7,353	26	0.70	8,374	27	0.66
Total interest-bearing deposits (4)	62,700	55	0.18	63,460	55	0.18
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	1,158	—	—
Other short-term borrowings	4	—	—	554	1	0.21
Long-term borrowings	8,665	97	2.23	3,135	78	5.03
Total interest-bearing liabilities	71,369	152	0.43	68,307	134	0.40
Non-interest-bearing deposits (4)	34,923	—	—	32,985	—	—
Total funding sources	106,292	152	0.29	101,292	134	0.27
Net interest spread			2.99			3.02
Other liabilities	2,275			2,473
Stockholders’ equity	17,119			16,957
	$125,686			$120,722
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (5)		$1,752	3.17%		$1,671	3.17%
_________

(1)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $19 million and $31 million for the six months ended June 30, 2016 and 2015, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% and 0.12% for the six months ended June 30, 2016 and 2015, respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2016, net interest income and other financing income (taxable-equivalent basis) totaled $869 million compared to $839 million in the second quarter of 2015. The net interest margin (taxable-equivalent basis) was 3.15 percent for the second quarter of 2016 and 3.16 percent for the second quarter of 2015. For the first six months of 2016 and 2015, net interest income and other financing income (taxable-equivalent basis) totaled $1.8 billion and $1.7 billion, respectively. The net interest margin (taxable-equivalent basis) was 3.17 percent for the first six months of 2016 and 2015.
Management expects to increase net interest income and other financing income in the range of 2 percent to 4 percent in 2016. Should the Federal Reserve choose not to raise the targeted fed funds rate during the remainder of 2016, the Company would expect its net interest income and other financing income growth to be at the mid-point of that range.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. While not presented, up-rate scenarios of greater magnitude are also analyzed as the current, historic low levels of interest rates increase the relative likelihood of a sizable increase in interest rates. Regions also prepares a minus 50 basis points scenario, as minus 100 and 200 basis points scenarios are of limited use in the current rate environment. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of June 30, 2016, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2017. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Since interest rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in long-term interest rates (such as intermediate to longer term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium on existing securities in the investment portfolio.
With respect to sensitivity to long-term interest rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $120 million if longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if longer-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $53 million. These estimates may vary to the extent that long-term yield curve basis relationships change. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.

Table 19—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2016
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$234
+ 100 basis points	130
- 50 basis points	(87)

Instantaneous Change in Interest Rates
+ 200 basis points	$269
+ 100 basis points	165
- 50 basis points	(147)
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
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 19. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $31million.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2016
		Estimated Fair Value		Weighted-Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$2,535	$34	$—	3.2	1.3%	0.5%
Receive variable/pay fixed	486	—	60	10.3	0.5	2.6
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	9,800	331	—	5.1	1.5	0.5
Total derivatives designated as hedging instruments	$12,821	$365	$60	4.9	1.4%	0.5%
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
The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2016, Regions had approximately $2.4 billion in cash on deposit with the Federal Reserve, a decrease from approximately $3.9 billion at December 31, 2015.
Regions’ borrowing availability with the Federal Reserve Bank as of June 30, 2016, based on assets pledged as collateral on that date, was $22.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2016, Regions’ outstanding balance of FHLB borrowings was $4.8 billion and its total borrowing capacity from the FHLB totaled $12.3 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities and residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $72 million in the second quarter of 2016 compared to $63 million during the second quarter of 2015. The provision for loan losses totaled $185 million for the first six months of 2016 compared to $112 million for the first six months of 2015. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended June 30		Change June 30, 2016 vs. June 30, 2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$166	$168	$(2)	(1.2)%
Card and ATM fees	99	90	9	10.0%
Investment management and trust fee income	52	51	1	2.0%
Mortgage income	46	46	—	NM
Insurance commissions and fees	36	33	3	9.1%
Capital markets fee income and other	38	27	11	40.7%
Insurance proceeds	—	90	(90)	(100.0)%
Commercial credit fee income	18	21	(3)	(14.3)%
Bank-owned life insurance	20	18	2	11.1%
Investment services fee income	15	13	2	15.4%
Securities gains, net	6	6	—	NM
Net revenue from affordable housing	3	6	(3)	(50.0)%
Market value adjustments on employee benefit assets	8	2	6	300.0%
Other miscellaneous income	19	19	—	NM
	$526	$590	$(64)	(10.8)%

	Six Months Ended June 30		Change June 30, 2016 vs. June 30, 2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$325	$329	$(4)	(1.2)%
Card and ATM fees	194	175	19	10.9%
Investment management and trust fee income	102	102	—	NM
Mortgage income	84	86	(2)	(2.3)%
Insurance commissions and fees	76	68	8	11.8%
Capital markets fee income and other	79	47	32	68.1%
Insurance proceeds	3	90	(87)	(96.7)%
Commercial credit fee income	37	37	—	NM
Bank-owned life insurance	53	38	15	39.5%
Investment services fee income	31	25	6	24.0%
Securities gains, net	1	11	(10)	(90.9)%
Net revenue from affordable housing	14	8	6	75.0%
Market value adjustments on employee benefit assets	(4)	—	(4)	NM
Other miscellaneous income	37	44	(7)	(15.9)%
	$1,032	$1,060	$(28)	(2.6)%
_________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The decreases during the second quarter and first six months of 2016 compared to the same periods of 2015 were primarily due to the change in posting order of customer deposit transactions that went into effect during the fourth quarter of 2015, partially offset by growth in consumer checking accounts.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increases in the second quarter and first six months of 2016 compared to the same periods of 2015 were primarily the result of increased checking accounts, as well as increased transactions driven in part by the continued migration from cash and checks to cards. Additionally, continued increases in active credit cards generated greater purchase activity resulting in higher interchange income.
Insurance commissions and fees—Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. The increases in the second quarter and first six months of 2016 compared to the same periods of 2015 were partially due to additional revenue generated by the third quarter of 2015 acquisition of an insurance team that specializes in group employee benefits.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in the second quarter of 2016 compared to the same period in 2015 was primarily due to mergers and acquisitions advisory fees which the company began recognizing in the fourth quarter of 2015 in connection with the purchase of a private, middle-market advisory firm. The increase in the first six months of 2016 compared to the same period in 2015 was primarily due to the purchase of the advisory firm, as well as increased loan syndication fees and fees generated from the placement of permanent financing for real estate customers.
Insurance proceeds—Insurance proceeds recognized in the first quarter of 2016 and the second quarter of 2015 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Bank-owned life insurance—Bank-owned life insurance increased in the first six months of 2016 compared to the same period in 2015 primarily due to claims benefits as well as a gain on exchange of policies.
Securities gains, net—Net securities gains primarily result from the Company's asset/liability management process. Net securities gains for the first six months of 2016 compared to the same period in 2015 were lower because during the first quarter of 2016, the Company reduced its exposure to energy-related corporate bonds in an effort to mitigate the risk of future downgrades and incurred $5 million in losses related to these sales. See Note 3 "Securities" to the consolidated financial statements for more information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets increased in the second quarter and decreased for the first six months of 2016 compared to the same periods of 2015 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and employee benefits expense.

NON-INTEREST EXPENSE

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30		Change June 30, 2016 vs. June 30, 2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$480	$477	$3	0.6%
Net occupancy expense	86	89	(3)	(3.4)%
Furniture and equipment expense	79	76	3	3.9%
Outside services	39	40	(1)	(2.5)%
Professional, legal and regulatory expenses	21	71	(50)	(70.4)%
FDIC insurance assessments	17	15	2	13.3%
Marketing	28	25	3	12.0%
Branch consolidation, property and equipment charges	22	27	(5)	(18.5)%
Credit/checkcard expenses	14	13	1	7.7%
Other miscellaneous expenses	129	101	28	27.7%
	$915	$934	$(19)	(2.0)%

	Six Months Ended June 30		Change June 30, 2016 vs. June 30, 2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$955	$935	$20	2.1%
Net occupancy expense	172	180	(8)	(4.4)%
Furniture and equipment expense	157	147	10	6.8%
Outside services	75	71	4	5.6%
Professional, legal and regulatory expenses	34	90	(56)	(62.2)%
FDIC insurance assessments	42	37	5	13.5%
Marketing	53	51	2	3.9%
Branch consolidation, property and equipment charges	36	49	(13)	(26.5)%
Credit/checkcard expenses	27	26	1	3.8%
Loss on early extinguishment of debt	—	43	(43)	(100.0)%
Other miscellaneous expenses	233	210	23	11.0%
	$1,784	$1,839	$(55)	(3.0)%
_________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and benefits increased slightly for the second quarter of 2016 compared to the same period in 2015. The primary driver of the increase from the previous year’s comparable quarter was increased incentives concurrent with continued increased revenue and production. Notably, staffing levels declined by approximately 400 full-time equivalent positions during the second quarter of 2016 compared to March 31, 2016, serving to lower base salaries and fully offset the impact of the Company’s annual merit increase. Salaries and benefits also increased for the first six months of 2016 compared to the same period in 2015. The primary drivers of the increase from the previous year-to-date period are increases in base salaries and incentives, combined with severance charges incurred in 2016, all of which were somewhat offset by decreased pension expenses. Base salaries increased for the first six months of 2016 compared to the same period in 2015 primarily due to increases for merit. Incentives increased for the first six months of 2016 compared to the same period in 2015 as a result of increased revenue and production. Severance charges of approximately $13 million were incurred in the first half of 2016. See Note 10 "Pension and Other Postretirement Benefits" for details of pension expenses that illustrate the decrease for the first six months of 2016 compared to the same period in 2015.
Full-time equivalent headcount decreased from 23,155 at June 30, 2015 to 22,447 at June 30, 2016 reflecting the impact of the Company's efficiency initiatives implemented as part of its three-year strategic plan.

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
Net occupancy expense—Net occupancy expense includes rent, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense decreased during the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to the branch consolidation that occurred early in 2015, as well as occupancy optimization initiatives in the first quarter of 2016.
Furniture and equipment expense—Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during the second quarter and first six months of 2016 compared to the same periods of 2015 primarily driven by increased depreciation on new technology-related assets placed in service, as well as higher rent.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the second quarter and first six months of 2016 compared to the same periods of 2015 as a result of a net $48 million accrual for contingent legal and regulatory expenses in the second quarter of 2015, as well as a favorable legal settlement of $7 million in the first quarter of 2016.
Branch consolidation, property and equipment charges—Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. Branch consolidation, property and equipment charges in the first six months of 2016 also include costs related to occupancy optimization initiatives incurred in the first quarter of 2016.
Loss on early extinguishment of debt—During the first quarter of 2015, Regions redeemed approximately $250 million of its 7.50% subordinated notes, incurring a related early extinguishment charge.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses increased during the second quarter and first six months of 2016 compared to the same periods of 2015 primarily due to increased provisions for unfunded credit losses and credit-related valuation charges associated with other real estate and loans held for sale.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended June 30, 2016 was $115 million compared to income tax expense of $124 million for the same period in 2015, resulting in effective tax rates of 29.7 percent and 30.1 percent, respectively. Income tax expense from continuing operations for the six months ended June 30, 2016 was $228 million compared to income tax expense of $219 million for the same period in 2015, resulting in effective tax rates of 29.5 percent for both periods.
In the three and six months periods ended June 30, 2015, the effective tax rates were favorably impacted by discrete items of $7 million and $17 million, respectively. In the current periods, the effective tax rates were favorably impacted by increased tax benefits from affordable housing investments, bank-owned life insurance and tax-exempt income.
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
At June 30, 2016, the Company reported a net deferred tax liability of $74 million compared to a net deferred tax asset of $254 million at December 31, 2015. The change is due principally to an increase in unrealized gains on securities available for sale and derivative instruments.
New accounting guidance related to accounting for share-based payments was issued in March 2016. The guidance eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in the income tax expense or benefit when the awards vest or are settled. As a result of adoption in 2017, Regions estimates an incremental increase to income tax expense of approximately $5 million in the second quarter of 2017 and the first quarter of 2018 related to expiring stock options. See Note 15 "Recent Accounting Pronouncements" for additional information.

DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three and six months ended June 30, 2016 income from discontinued operations was primarily the result of recoveries of legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 85 through 88 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2016, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2016, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2016	11,872,759	$9.26	11,872,759	$69,483,468
May 1-31, 2016	7,400,000	$9.13	7,400,000	$1,837,468
June 1-30, 2016	175,000	$9.59	175,000	$—
Total 2nd Quarter	19,447,759	$9.21	19,447,759	$—
On April 23, 2015, Regions' Board of Directors authorized a $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. During the second quarter of 2016, Regions concluded the plan with the repurchase of approximately 19 million shares of common stock at a total cost of approximately $179 million.
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. The Company began to repurchase shares under this plan in the third quarter of 2016, and as of August 4, 2016, Regions has repurchased approximately 9.4 million shares of common stock at a total cost of approximately $85.0 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
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
On November 1, 2012, Regions completed the sale of 20 million depositary shares, each representing a 1/40th ownership interest in a share of its 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The terms of the Series A Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series A Preferred Stock for the most recently completed dividend period. The Series A Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after December 15, 2017, or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series A Preferred Stock).
On April 29, 2014, Regions completed the sale of 20 million depositary shares, each representing a 1/40th ownership interest in a share of its 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). The terms of the Series B Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series B Preferred Stock for the most recently completed dividend period. The Series B Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after September 15, 2024, or in whole but not in part, at any time following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series B Preferred Stock).

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on February 12, 2015.

10.1	Form of Notice and Form of 2016 Director Restricted Stock Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.2	Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.
10.3	Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.4	Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2016	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)