Form 10-Q
period 2016-09-30
REGIONS FINANCIAL CORP
filed 2016-11-04
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,230,974,878 shares of common stock, par value $.01, outstanding as of November 2, 2016.

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
FS-ISAC - Financial Services - Information Sharing & Analysis Center.
FRB - Federal Reserve Bank.
GAAP - Generally Accepted Accounting Principles in the United States.
GCM - Guideline Public Company Method.
GNMA - Government National Mortgage Association.
GTM - Guideline Transaction Method.
HUD - U.S. Department of Housing and Urban Development.

IP - Intellectual Property.
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
OIS - Overnight indexed swap.
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

•
Our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information; disruption or damage to our systems; increased costs; losses; or adverse effects to our reputation.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(In millions, except share data)
Assets
Cash and due from banks	$1,928	$1,382
Interest-bearing deposits in other banks	2,310	3,932
Trading account securities	120	143
Securities held to maturity (estimated fair value of $1,485 and $1,969, respectively)	1,431	1,946
Securities available for sale	23,859	22,710
Loans held for sale (includes $549 and $353 measured at fair value, respectively)	571	448
Loans, net of unearned income	80,883	81,162
Allowance for loan losses	(1,126)	(1,106)
Net loans	79,757	80,056
Other earning assets	1,505	1,652
Premises and equipment, net	2,075	2,152
Interest receivable	305	319
Goodwill	4,882	4,878
Residential mortgage servicing rights at fair value	238	252
Other identifiable intangible assets	228	259
Other assets	5,968	5,921
Total assets	$125,177	$126,050
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$36,321	$34,862
Interest-bearing	62,968	63,568
Total deposits	99,289	98,430
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	—	10
Total short-term borrowings	—	10
Long-term borrowings	6,054	8,349
Total borrowed funds	6,054	8,359
Other liabilities	2,469	2,417
Total liabilities	107,812	109,206
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,277,600,517 and 1,338,591,703 shares, respectively	13	13
Additional paid-in capital	17,339	17,883
Retained earnings (deficit)	465	(115)
Treasury stock, at cost—41,259,320 and 41,261,018 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	105	(380)
Total stockholders’ equity	17,365	16,844
Total liabilities and stockholders’ equity	$125,177	$126,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$763	$748	$2,293	$2,201
Securities - taxable	135	137	427	423
Loans held for sale	4	5	11	12
Trading account securities	—	—	4	4
Other earning assets	9	11	27	30
Operating lease assets	31	—	95	—
Total interest income, including other financing income	942	901	2,857	2,670
Interest expense on:
Deposits	31	27	86	82
Short-term borrowings	—	—	—	1
Long-term borrowings	51	38	148	116
Total interest expense	82	65	234	199
Depreciation expense on operating lease assets	25	—	78	—
Total interest expense and depreciation expense on operating lease assets	107	65	312	199
Net interest income and other financing income	835	836	2,545	2,471
Provision for loan losses	29	60	214	172
Net interest income and other financing income after provision for loan losses	806	776	2,331	2,299
Non-interest income:
Service charges on deposit accounts	166	167	491	496
Card and ATM fees	105	93	299	268
Mortgage income	46	39	130	125
Securities gains, net	—	7	1	18
Other	282	191	710	650
Total non-interest income	599	497	1,631	1,557
Non-interest expense:
Salaries and employee benefits	486	470	1,441	1,405
Net occupancy expense	87	90	259	270
Furniture and equipment expense	80	77	237	224
Other	281	258	781	835
Total non-interest expense	934	895	2,718	2,734
Income from continuing operations before income taxes	471	378	1,244	1,122
Income tax expense	152	116	380	335
Income from continuing operations	319	262	864	787
Discontinued operations:
Income (loss) from discontinued operations before income taxes	2	(6)	7	(16)
Income tax expense (benefit)	1	(2)	3	(6)
Income (loss) from discontinued operations, net of tax	1	(4)	4	(10)
Net income	$320	$258	$868	$777
Net income from continuing operations available to common shareholders	$303	$246	$816	$739
Net income available to common shareholders	$304	$242	$820	$729
Weighted-average number of shares outstanding:
Basic	1,246	1,319	1,266	1,333
Diluted	1,252	1,326	1,270	1,343
Earnings per common share from continuing operations:
Basic	$0.24	$0.19	$0.64	$0.55
Diluted	0.24	0.19	0.64	0.55
Earnings per common share:
Basic	$0.24	$0.18	$0.65	$0.55
Diluted	0.24	0.18	0.65	0.54
Cash dividends declared per common share	0.065	0.06	0.19	0.17
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2016	2015
	(In millions)
Net income	$320	$258
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($4) and ($1) tax effect, respectively)	(5)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	5	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($7) and $28 tax effect, respectively)	(13)	47
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $2 tax effect, respectively)	—	5
Net change in unrealized gains (losses) on securities available for sale, net of tax	(13)	42
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($12) and $75 tax effect, respectively)	(18)	121
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $13 and $16 tax effect, respectively)	22	25
Net change in unrealized gains (losses) on derivative instruments, net of tax	(40)	96
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	(1)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($3) and ($4) tax effect, respectively)	(6)	(9)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	8
Other comprehensive income (loss), net of tax	(43)	148
Comprehensive income	$277	$406

	Nine Months Ended September 30
	2016	2015
	(In millions)
Net income	$868	$777
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($8) and ($4) tax effect, respectively)	(12)	(6)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	12	6
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $180 and ($17) tax effect, respectively)	295	(25)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $6 tax effect, respectively)	1	12
Net change in unrealized gains (losses) on securities available for sale, net of tax	294	(37)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $141 and $107 tax effect, respectively)	231	175
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $41 and $41 tax effect, respectively)	68	67
Net change in unrealized gains (losses) on derivative instruments, net of tax	163	108
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $1 and zero tax effect, respectively)	(1)	(2)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($9) and ($13) tax effect, respectively)	(17)	(24)
Net change from defined benefit pension plans and other post employment benefits, net of tax	16	22
Other comprehensive income (loss), net of tax	485	99
Comprehensive income	$1,353	$876
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2015	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	777	—	—	777
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	6	6
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(37)	(37)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	108	108
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	22	22
Cash dividends declared—$0.17 per share	—	—	—	—	(226)	—	—	—	(226)
Preferred stock dividends	—	(48)	—	—	—	—	—	—	(48)
Common stock transactions:
Impact of share repurchase	—	—	(55)	(1)	(544)	—	—	—	(545)
Impact of stock transactions under compensation plans, net and other	—	—	5	—	22	—	—	—	22
BALANCE AT SEPTEMBER 30, 2015	1	$836	1,304	$13	$18,019	$(400)	$(1,377)	$(139)	$16,952

BALANCE AT JANUARY 1, 2016	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	868	—	—	868
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	12	12
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	294	294
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	163	163
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	16	16
Cash dividends declared—$0.19 per share	—	—	—	—	—	(240)	—	—	(240)
Preferred stock dividends	—	—	—	—	—	(48)	—	—	(48)
Common stock transactions:
Impact of share repurchase	—	—	(65)	—	(569)	—	—	—	(569)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	25	—	—	—	25
BALANCE AT SEPTEMBER 30, 2016	1	$820	1,236	$13	$17,339	$465	$(1,377)	$105	$17,365

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2016	2015
	(In millions)
Operating activities:
Net income	$868	$777
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	214	172
Depreciation, amortization and accretion, net	425	384
Securities (gains) losses, net	(1)	(18)
Deferred income tax expense	18	68
Originations and purchases of loans held for sale	(2,767)	(1,931)
Proceeds from sales of loans held for sale	2,711	2,087
(Gain) loss on sale of loans, net	(95)	(70)
(Gain) loss on early extinguishment of debt	14	43
Net change in operating assets and liabilities:
Trading account securities	23	—
Other earning assets	69	(158)
Interest receivable and other assets	28	116
Other liabilities	157	(95)
Other	76	36
Net cash from operating activities	1,740	1,411
Investing activities:
Proceeds from maturities of securities held to maturity	522	174
Proceeds from sales of securities available for sale	1,873	1,142
Proceeds from maturities of securities available for sale	3,325	2,958
Purchases of securities available for sale	(6,108)	(4,169)
Proceeds from sales of loans	86	59
Purchases of loans	(779)	(857)
Purchases of mortgage servicing rights	(35)	(4)
Net change in loans	720	(3,291)
Net purchases of other assets	(107)	(193)
Net cash from investing activities	(503)	(4,181)
Financing activities:
Net change in deposits	859	2,978
Net change in short-term borrowings	(10)	(2,253)
Proceeds from long-term borrowings	1,607	4,997
Payments on long-term borrowings	(3,910)	(1,142)
Cash dividends on common stock	(236)	(226)
Cash dividends on preferred stock	(48)	(48)
Repurchase of common stock	(569)	(544)
Other	(6)	12
Net cash from financing activities	(2,313)	3,774
Net change in cash and cash equivalents	(1,076)	1,004
Cash and cash equivalents at beginning of year	5,314	4,004
Cash and cash equivalents at end of period	$4,238	$5,008

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
NOTE 1. BASIS OF PRESENTATION
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
The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses/(recoveries)	$(2)	$7	$(8)	$16
Other	—	(1)	1	—
Total non-interest expense	(2)	6	(7)	16
Income (loss) from discontinued operations before income taxes	2	(6)	7	(16)
Income tax expense (benefit)	1	(2)	3	(6)
Income (loss) from discontinued operations, net of tax	$1	$(4)	$4	$(10)
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$(0.00)	$0.00	$(0.01)
Diluted	$0.00	$(0.00)	$0.00	$(0.01)

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	September 30, 2016
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,316	—	(52)	1,264	53	—	$1,317
Commercial agency	171	—	(4)	167	1	—	168
	$1,487	$—	$(56)	$1,431	$54	$—	$1,485

Securities available for sale:
U.S. Treasury securities	$237	$5	$—	$242			$242
Federal agency securities	37	1	—	38			38
Mortgage-backed securities:
Residential agency	17,189	328	(11)	17,506			17,506
Residential non-agency	4	1	—	5			5
Commercial agency	3,333	81	(1)	3,413			3,413
Commercial non-agency	1,125	19	(3)	1,141			1,141
Corporate and other debt securities	1,304	47	(17)	1,334			1,334
Equity securities	170	10	—	180			180
	$23,399	$492	$(32)	$23,859			$23,859

	December 31, 2015
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(10)	340	9	—	349
Mortgage-backed securities:
Residential agency	1,490	—	(61)	1,429	18	(2)	1,445
Commercial agency	181	—	(5)	176	—	(2)	174
	$2,022	$—	$(76)	$1,946	$27	$(4)	$1,969

Securities available for sale:
U.S. Treasury securities	$228	$1	$(1)	$228			$228
Federal agency securities	219	—	(1)	218			218
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	16,003	149	(90)	16,062			16,062
Residential non-agency	5	—	—	5			5
Commercial agency	3,033	10	(25)	3,018			3,018
Commercial non-agency	1,245	3	(17)	1,231			1,231
Corporate and other debt securities	1,718	12	(63)	1,667			1,667
Equity securities	272	10	(2)	280			280
	$22,724	$185	$(199)	$22,710			$22,710
_________
(1) The gross unrealized losses recognized in other comprehensive income (OCI) on held to maturity securities resulted from a transfer of available for sale securities to held to maturity in the second quarter of 2013.

Securities with carrying values of $10.9 billion and $11.9 billion at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $51 million and $50 million of encumbered U.S. Treasury securities at September 30, 2016 and December 31, 2015, respectively.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,316	$1,317
Commercial agency	171	168
	$1,487	$1,485
Securities available for sale:
Due in one year or less	$52	$52
Due after one year through five years	463	475
Due after five years through ten years	808	836
Due after ten years	255	251
Mortgage-backed securities:
Residential agency	17,189	17,506
Residential non-agency	4	5
Commercial agency	3,333	3,413
Commercial non-agency	1,125	1,141
Equity securities	170	180
	$23,399	$23,859
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at September 30, 2016 and December 31, 2015. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$388	$(4)	$388	$(4)
Commercial agency	—	—	169	(3)	169	(3)
	$—	$—	$557	$(7)	$557	$(7)

Securities available for sale:
U.S. Treasury securities	$4	$—	$2	$—	$6	$—
Federal agency securities	—	—	2	—	2	—
Mortgage-backed securities:
Residential agency	1,491	(4)	604	(7)	2,095	(11)
Residential non-agency	3	—	—	—	3	—
Commercial agency	282	(1)	46	—	328	(1)
Commercial non-agency	94	(1)	245	(2)	339	(3)
All other securities	23	—	253	(17)	276	(17)
	$1,897	$(6)	$1,152	$(26)	$3,049	$(32)

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$198	$(1)	$—	$—	$198	$(1)
Mortgage-backed securities:
Residential agency	322	(7)	1,121	(38)	1,443	(45)
Commercial agency	—	—	174	(7)	174	(7)
	$520	$(8)	$1,295	$(45)	$1,815	$(53)

Securities available for sale:
U.S. Treasury securities	$59	$(1)	$8	$—	$67	$(1)
Federal agency securities	74	—	7	—	81	—
Mortgage-backed securities:
Residential agency	8,037	(73)	791	(17)	8,828	(90)
Residential non-agency	3	—	—	—	3	—
Commercial agency	1,695	(20)	273	(5)	1,968	(25)
Commercial non-agency	684	(12)	264	(6)	948	(18)
All other securities	805	(36)	307	(29)	1,112	(65)
	$11,357	$(142)	$1,650	$(57)	$13,007	$(199)
The number of individual positions in an unrealized loss position in the tables above decreased from 1,081 at December 31, 2015 to 520 at September 30, 2016. The decrease in the number of securities and the total amount of unrealized losses from year-end 2015 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating other-than-temporary impairments, management did identify a limited number of positions where an other-than-temporary impairment was believed to exist as of September 30, 2016. Such impairments were related to available for sale equity securities with current market values below the highest traded price in the last six months. For the nine months ended September 30, 2016, such impairments totaled $1 million, and have been reflected as a reduction of net securities gains (losses) on the consolidated statements of income.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary impairment losses, are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions)
Gross realized gains	$1	$15	$30	$29
Gross realized losses	(1)	(2)	(28)	(5)
OTTI	—	(6)	(1)	(6)
Securities gains (losses), net	$—	$7	$1	$18

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2016	December 31, 2015
	(In millions, net of unearned income)
Commercial and industrial	$35,388	$35,821
Commercial real estate mortgage—owner-occupied	7,007	7,538
Commercial real estate construction—owner-occupied	349	423
Total commercial	42,744	43,782
Commercial investor real estate mortgage	4,306	4,255
Commercial investor real estate construction	2,458	2,692
Total investor real estate	6,764	6,947
Residential first mortgage	13,402	12,811
Home equity	10,749	10,978
Indirect—vehicles	4,076	3,984
Indirect—other consumer	838	545
Consumer credit card	1,123	1,075
Other consumer	1,187	1,040
Total consumer	31,375	30,433
	$80,883	$81,162
During the three months ended September 30, 2016 and 2015, Regions purchased approximately $200 million and $310 million, respectively, in indirect-vehicles and indirect-other consumer loans from third parties. During the nine months ended September 30, 2016 and 2015, the comparable loan purchase amounts were approximately $779 million and $857 million, respectively.
At September 30, 2016, $14.7 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At September 30, 2016, an additional $19.7 billion in net eligible loans held by Regions were pledged to the Federal Reserve Bank for potential borrowings.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2015, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015. The total allowance for loan losses and the related loan portfolio ending balances as of September 30, 2016 and 2015, are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended September 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2016	$825	$87	$239	$1,151
Provision (credit) for loan losses	(15)	(7)	51	29
Loan losses:
Charge-offs	(31)	(1)	(62)	(94)
Recoveries	19	5	16	40
Net loan losses	(12)	4	(46)	(54)
Allowance for loan losses, September 30, 2016	798	84	244	1,126
Reserve for unfunded credit commitments, July 1, 2016	59	5	—	64
Provision (credit) for unfunded credit losses	8	—	—	8
Reserve for unfunded credit commitments, September 30, 2016	67	5	—	72
Allowance for credit losses, September 30, 2016	$865	$89	$244	$1,198

	Three Months Ended September 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2015	$740	$123	$252	$1,115
Provision (credit) for loan losses	32	(16)	44	60
Loan losses:
Charge-offs	(33)	(3)	(59)	(95)
Recoveries	14	5	16	35
Net loan losses	(19)	2	(43)	(60)
Allowance for loan losses, September 30, 2015	753	109	253	1,115
Reserve for unfunded credit commitments, July 1, 2015	59	5	—	64
Provision (credit) for unfunded credit losses	—	—	—	—
Reserve for unfunded credit commitments, September 30, 2015	59	5	—	64
Allowance for credit losses, September 30, 2015	$812	$114	$253	$1,179

	Nine Months Ended September 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	108	(21)	127	214
Loan losses:
Charge-offs	(102)	(2)	(184)	(288)
Recoveries	34	10	50	94
Net loan losses	(68)	8	(134)	(194)
Allowance for loan losses, September 30, 2016	798	84	244	1,126
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	20	—	—	20
Reserve for unfunded credit commitments, September 30, 2016	67	5	—	72
Allowance for credit losses, September 30, 2016	$865	$89	$244	$1,198
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$252	$19	$62	$333
Collectively evaluated for impairment	546	65	182	793
Total allowance for loan losses	$798	$84	$244	$1,126
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,119	$140	$785	$2,044
Collectively evaluated for impairment	41,625	6,624	30,590	78,839
Total loans evaluated for impairment	$42,744	$6,764	$31,375	$80,883

	Nine Months Ended September 30, 2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	142	(44)	74	172
Loan losses:
Charge-offs	(92)	(15)	(175)	(282)
Recoveries	49	18	55	122
Net loan losses	(43)	3	(120)	(160)
Allowance for loan losses, September 30, 2015	753	109	253	1,115
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	2	(3)	—	(1)
Reserve for unfunded credit commitments, September 30, 2015	59	5	—	64
Allowance for credit losses, September 30, 2015	$812	$114	$253	$1,179
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$187	$27	$70	$284
Collectively evaluated for impairment	566	82	183	831
Total allowance for loan losses	$753	$109	$253	$1,115
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$744	$192	$846	$1,782
Collectively evaluated for impairment	43,309	6,719	29,253	79,281
Total loans evaluated for impairment	$44,053	$6,911	$30,099	$81,063
PORTFOLIO SEGMENT RISK FACTORS
The following describe the risk characteristics relevant to each of the portfolio segments.
Commercial—The commercial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations, and the sensitivity to market fluctuations in commodity prices.
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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2016, and December 31, 2015. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

•	Pass—includes obligations where the probability of default is considered low;

•
Special Mention—includes obligations that have potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. Obligations in this category may also be subject to economic or market conditions that may, in the future, have an adverse effect on debt service ability;

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

	September 30, 2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,854	$744	$1,097	$693	$35,388
Commercial real estate mortgage—owner-occupied	6,288	257	241	221	7,007
Commercial real estate construction—owner-occupied	326	10	10	3	349
Total commercial	$39,468	$1,011	$1,348	$917	$42,744
Commercial investor real estate mortgage	$4,056	$129	$103	$18	$4,306
Commercial investor real estate construction	2,242	189	26	1	2,458
Total investor real estate	$6,298	$318	$129	$19	$6,764

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,352	$50	$13,402
Home equity			10,657	92	10,749
Indirect—vehicles			4,076	—	4,076
Indirect—other consumer			838	—	838
Consumer credit card			1,123	—	1,123
Other consumer			1,187	—	1,187
Total consumer			$31,233	$142	$31,375
					$80,883

	December 31, 2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,639	$963	$894	$325	$35,821
Commercial real estate mortgage—owner-occupied	6,750	306	214	268	7,538
Commercial real estate construction—owner-occupied	385	21	15	2	423
Total commercial	$40,774	$1,290	$1,123	$595	$43,782
Commercial investor real estate mortgage	$3,926	$140	$158	$31	$4,255
Commercial investor real estate construction	2,658	4	30	—	2,692
Total investor real estate	$6,584	$144	$188	$31	$6,947

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,748	$63	$12,811
Home equity			10,885	93	10,978
Indirect—vehicles			3,984	—	3,984
Indirect—other consumer			545	—	545
Consumer credit card			1,075	—	1,075
Other consumer			1,040	—	1,040
Total consumer			$30,277	$156	$30,433
					$81,162

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$14	$7	$5	$26	$34,695	$693	$35,388
Commercial real estate mortgage—owner-occupied	50	9	3	62	6,786	221	7,007
Commercial real estate construction—owner-occupied	1	1	—	2	346	3	349
Total commercial	65	17	8	90	41,827	917	42,744
Commercial investor real estate mortgage	5	1	—	6	4,288	18	4,306
Commercial investor real estate construction	—	—	—	—	2,457	1	2,458
Total investor real estate	5	1	—	6	6,745	19	6,764
Residential first mortgage	87	58	205	350	13,352	50	13,402
Home equity	54	25	39	118	10,657	92	10,749
Indirect—vehicles	46	11	9	66	4,076	—	4,076
Indirect—other consumer	3	2	—	5	838	—	838
Consumer credit card	8	7	13	28	1,123	—	1,123
Other consumer	14	5	3	22	1,187	—	1,187
Total consumer	212	108	269	589	31,233	142	31,375
	$282	$126	$277	$685	$79,805	$1,078	$80,883

	December 31, 2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$11	$6	$9	$26	$35,496	$325	$35,821
Commercial real estate mortgage—owner-occupied	24	7	3	34	7,270	268	7,538
Commercial real estate construction—owner-occupied	—	1	—	1	421	2	423
Total commercial	35	14	12	61	43,187	595	43,782
Commercial investor real estate mortgage	14	13	4	31	4,224	31	4,255
Commercial investor real estate construction	2	—	—	2	2,692	—	2,692
Total investor real estate	16	13	4	33	6,916	31	6,947
Residential first mortgage	88	60	220	368	12,748	63	12,811
Home equity	58	26	59	143	10,885	93	10,978
Indirect—vehicles	49	14	9	72	3,984	—	3,984
Indirect—other consumer	2	1	—	3	545	—	545
Consumer credit card	7	5	12	24	1,075	—	1,075
Other consumer	11	4	4	19	1,040	—	1,040
Total consumer	215	110	304	629	30,277	156	30,433
	$266	$137	$320	$723	$80,380	$782	$81,162

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of September 30, 2016 and December 31, 2015. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$733	$49	$684	$81	$603	$162	28.8%
Commercial real estate mortgage—owner-occupied	239	18	221	38	183	56	31.0
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	976	68	908	119	789	220	29.5
Commercial investor real estate mortgage	21	3	18	5	13	6	42.9
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	22	3	19	5	14	6	40.9
Residential first mortgage	43	13	30	—	30	4	39.5
Home equity	12	1	11	—	11	—	8.3
Total consumer	55	14	41	—	41	4	32.7
	$1,053	$85	$968	$124	$844	$230	29.9%

	Accruing Impaired Loans As of September 30, 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$150	$2	$148	$26	18.7%
Commercial real estate mortgage—owner-occupied	68	5	63	6	16.2
Total commercial	218	7	211	32	17.9
Commercial investor real estate mortgage	93	7	86	9	17.2
Commercial investor real estate construction	35	—	35	4	11.4
Total investor real estate	128	7	121	13	15.6
Residential first mortgage	441	12	429	52	14.5
Home equity	302	—	302	6	2.0
Consumer credit card	2	—	2	—	—
Other consumer	11	—	11	—	—
Total consumer	756	12	744	58	9.3
	$1,102	$26	$1,076	$103	11.7%

	Total Impaired Loans As of September 30, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$883	$51	$832	$81	$751	$188	27.1%
Commercial real estate mortgage—owner-occupied	307	23	284	38	246	62	27.7
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	1,194	75	1,119	119	1,000	252	27.4
Commercial investor real estate mortgage	114	10	104	5	99	15	21.9
Commercial investor real estate construction	36	—	36	—	36	4	11.1
Total investor real estate	150	10	140	5	135	19	19.3
Residential first mortgage	484	25	459	—	459	56	16.7
Home equity	314	1	313	—	313	6	2.2
Consumer credit card	2	—	2	—	2	—	—
Other consumer	11	—	11	—	11	—	—
Total consumer	811	26	785	—	785	62	10.9
	$2,155	$111	$2,044	$124	$1,920	$333	20.6%

	Non-accrual Impaired Loans As of December 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$363	$41	$322	$26	$296	$98	38.3%
Commercial real estate mortgage—owner-occupied	286	18	268	36	232	69	30.4
Commercial real estate construction—owner-occupied	2	—	2	—	2	1	50.0
Total commercial	651	59	592	62	530	168	34.9
Commercial investor real estate mortgage	36	5	31	13	18	8	36.1
Total investor real estate	36	5	31	13	18	8	36.1
Residential first mortgage	51	16	35	—	35	4	39.2
Home equity	14	1	13	—	13	—	7.1
Total consumer	65	17	48	—	48	4	32.3
	$752	$81	$671	$75	$596	$180	34.7%

	Accruing Impaired Loans As of December 31, 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$68	$1	$67	$13	20.6%
Commercial real estate mortgage—owner-occupied	89	6	83	8	15.7
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	158	7	151	21	17.7
Commercial investor real estate mortgage	141	8	133	13	14.9
Commercial investor real estate construction	27	—	27	5	18.5
Total investor real estate	168	8	160	18	15.5
Residential first mortgage	457	13	444	57	15.3
Home equity	328	—	328	7	2.1
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	12	—	12	—	—
Total consumer	800	13	787	64	9.6
	$1,126	$28	$1,098	$103	11.6%

	Total Impaired Loans As of December 31, 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$431	$42	$389	$26	$363	$111	35.5%
Commercial real estate mortgage—owner-occupied	375	24	351	36	315	77	26.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	809	66	743	62	681	189	31.5
Commercial investor real estate mortgage	177	13	164	13	151	21	19.2
Commercial investor real estate construction	27	—	27	—	27	5	18.5
Total investor real estate	204	13	191	13	178	26	19.1
Residential first mortgage	508	29	479	—	479	61	17.7
Home equity	342	1	341	—	341	7	2.3
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	12	—	12	—	12	—	—
Total consumer	865	30	835	—	835	68	11.3
	$1,878	$109	$1,769	$75	$1,694	$283	20.9%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2016 and 2015. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended September 30				Nine Months Ended September 30
	2016		2015		2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$816	$1	$379	$1	$670	$4	$378	$4
Commercial real estate mortgage—owner-occupied	296	1	322	2	313	3	350	7
Commercial real estate construction—owner-occupied	4	—	4	—	3	—	4	—
Total commercial	1,116	2	705	3	986	7	732	11
Commercial investor real estate mortgage	117	1	210	2	128	4	266	8
Commercial investor real estate construction	36	1	14	—	31	1	26	1
Total investor real estate	153	2	224	2	159	5	292	9
Residential first mortgage	464	4	477	3	473	12	476	11
Home equity	317	3	352	5	328	12	357	14
Indirect—vehicles	—	—	1	—	—	—	1	—
Consumer credit card	2	—	2	—	2	—	2	—
Other consumer	11	1	13	1	12	1	15	1
Total consumer	794	8	845	9	815	25	851	26
Total impaired loans	$2,063	$12	$1,774	$14	$1,960	$37	$1,875	$46
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
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At September 30, 2016, approximately $38 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At September 30, 2016, approximately $5 million in home equity first lien TDRs were in excess of 180 days past due and approximately $4 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2015 Annual Report on Form 10-K.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the nine months ended September 30, 2016 and 2015 totaled approximately $347 million and $217 million, respectively.

	Three Months Ended September 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	47	$117	$2
Commercial real estate mortgage—owner-occupied	22	26	1
Total commercial	69	143	3
Commercial investor real estate mortgage	19	27	—
Commercial investor real estate construction	3	25	1
Total investor real estate	22	52	1
Residential first mortgage	51	9	1
Home equity	57	2	—
Consumer credit card	14	1	—
Indirect—vehicles and other consumer	47	1	—
Total consumer	169	13	1
	260	$208	$5

	Three Months Ended September 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	47	$43	$1
Commercial real estate mortgage—owner-occupied	44	26	1
Total commercial	91	69	2
Commercial investor real estate mortgage	32	68	2
Commercial investor real estate construction	1	1	—
Total investor real estate	33	69	2
Residential first mortgage	92	31	4
Home equity	139	8	—
Consumer credit card	30	—	—
Indirect—vehicles and other consumer	69	1	—
Total consumer	330	40	4
	454	$178	$8

	Nine Months Ended September 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	142	$298	$8
Commercial real estate mortgage—owner-occupied	98	60	2
Total commercial	240	358	10
Commercial investor real estate mortgage	68	87	1
Commercial investor real estate construction	8	36	1
Total investor real estate	76	123	2
Residential first mortgage	189	38	5
Home equity	263	13	—
Consumer credit card	65	1	—
Indirect—vehicles and other consumer	148	2	—
Total consumer	665	54	5
	981	$535	$17

	Nine Months Ended September 30, 2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	150	$145	$3
Commercial real estate mortgage—owner-occupied	147	88	3
Total commercial	297	233	6
Commercial investor real estate mortgage	92	107	3
Commercial investor real estate construction	14	8	—
Total investor real estate	106	115	3
Residential first mortgage	321	83	11
Home equity	451	23	—
Consumer credit card	103	1	—
Indirect—vehicles and other consumer	265	3	—
Total consumer	1,140	110	11
	1,543	$458	$20
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three and nine months ended September 30, 2016 and 2015, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$16	$4	$28	$8
Commercial real estate mortgage—owner-occupied	1	3	2	6
Total commercial	17	7	30	14
Commercial investor real estate mortgage	1	—	2	1
Commercial investor real estate construction	1	—	1	—
Total investor real estate	2	—	3	1
Residential first mortgage	7	7	18	15
Home equity	—	1	1	2
Total consumer	7	8	19	17
	$26	$15	$52	$32
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At September 30, 2016, approximately $66 million of commercial and investor real estate loans modified in a TDR during the three months ended September 30, 2016 were on non-accrual status. Approximately 1.2 percent of this amount was 90 days past due.
At September 30, 2016, Regions had restructured binding unfunded commitments totaling $51 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions)
Carrying value, beginning of period	$216	$268	$252	$257
Additions	34	9	73	28
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(2)	(25)	(60)	(14)
Economic amortization associated with borrower repayments	(10)	(11)	(27)	(30)
Carrying value, end of period	$238	$241	$238	$241
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.

On February 29, 2016, the Company purchased the rights to service approximately $2.6 billion in residential mortgage loans for approximately $24 million.

On September 1, 2016, the Company purchased the rights to service approximately $2.8 billion in residential mortgage loans for approximately $22 million. However, the Company paid $11 million as of September 30, 2016 and the balance of $11 million will be paid in the fourth quarter of 2016.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2016	2015
	(Dollars in millions)
Unpaid principal balance	$29,657	$26,220
Weighted-average prepayment speed (CPR; percentage)	12.3%	12.0%
Estimated impact on fair value of a 10% increase	$(13)	$(13)
Estimated impact on fair value of a 20% increase	$(24)	$(25)
Option-adjusted spread (basis points)	1,060	999
Estimated impact on fair value of a 10% increase	$(9)	$(9)
Estimated impact on fair value of a 20% increase	$(18)	$(18)
Weighted-average coupon interest rate	4.2%	4.4%
Weighted-average remaining maturity (months)	280	279
Weighted-average servicing fee (basis points)	27.6	27.9
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions)
Servicing related fees and other ancillary income	$21	$21	$63	$62
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial MSRs and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 "Summary of Significant Accounting Policies" in the 2015 Annual Report on Form 10-K for additional information. Also see Note 14 herein for additional information related to the guarantee.
As of September 30, 2016 and December 31, 2015, the DUS servicing portfolio was approximately $1.7 billion and $1.2 billion, respectively. The related commercial MSRs were valued at approximately $28 million and $16 million at September 30, 2016 and December 31, 2015, respectively. The loss share guarantee was valued at approximately $3 million at both September 30, 2016 and December 31, 2015.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	September 30, 2016	December 31, 2015
	(In millions)
Corporate Bank	$2,452	$2,305
Consumer Bank	1,978	2,095
Wealth Management	452	478
	$4,882	$4,878
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
During the third quarter of 2016, Regions assessed events and circumstances for all three reporting units as of September 30, 2016, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
During the first quarter of 2016, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Due to the organizational realignment, Regions determined that quantitative testing of goodwill was required for all reporting units, and goodwill was reallocated to each reporting unit using a relative fair value approach. Results of the first quarter 2016 goodwill test indicated that the estimated fair value of each reporting unit exceeded its carrying amounts as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of September 30, 2016. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2016 interim period.

NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						September 30, 2016	December 31, 2015
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during each of the first three quarters of 2016 and 2015. Series B Preferred Stock dividends were also $8 million for each of the first three quarters of 2016 and 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and preferred dividends were recorded as a reduction of retained earnings.
In the event Series A and Series B preferred shares are redeemed at the liquidation amounts, $113 million and $67 million excess of the redemption amount over the carrying amount will be recognized, respectively. Approximately $100 million of Series A preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $13 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $52 million of Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $15 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders.
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
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. As of September 30, 2016, Regions had repurchased approximately 23.1 million shares of common stock at a total cost of approximately $215 million. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million. The Company continued to repurchase shares under this plan in the fourth quarter of 2016, and as of November 3, 2016, Regions had additional repurchases of approximately 10.9 million shares of common stock at a total cost of approximately $116.7 million. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
The Board declared a $0.065 per share cash dividend on common stock for the second and third quarters of 2016 and $0.06 per common share for the first quarter of 2016, totaling $0.19 per share cash dividend for the first nine months of 2016. The Board declared a $0.06 per share cash dividend on common stock for the second and third quarters of 2015, and a $0.05 per share cash dividend for the first quarter of 2015, totaling $0.17 per share cash dividend for the first nine months of 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital. During the first quarter of 2016, the Company achieved positive retained earnings and common stock dividends were recorded as a reduction of retained earnings.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended September 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(40)	$297	$278	$(387)	$148
Net change	5	(13)	(40)	5	(43)
End of period	$(35)	$284	$238	$(382)	$105

	Three Months Ended September 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(51)	$96	$45	$(377)	$(287)
Net change	2	42	96	8	148
End of period	$(49)	$138	$141	$(369)	$(139)

	Nine Months Ended September 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(47)	$(10)	$75	$(398)	$(380)
Net change	12	294	163	16	485
End of period	$(35)	$284	$238	$(382)	$105

	Nine Months Ended September 30, 2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(55)	$175	$33	$(391)	$(238)
Net change	6	(37)	108	22	99
End of period	$(49)	$138	$141	$(369)	$(139)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(9)	$(3)	Net interest income and other financing income
	4	1	Tax (expense) or benefit
	$(5)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$—	$7	Securities gains (losses), net
	—	(2)	Tax (expense) or benefit
	$—	$5	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$35	$41	Net interest income and other financing income
	(13)	(16)	Tax (expense) or benefit
	$22	$25	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$—	$(1)	(2)
Actuarial gains (losses)	(9)	(12)	(2)
	(9)	(13)	Total before tax
	3	4	Tax (expense) or benefit
	$(6)	$(9)	Net of tax

Total reclassifications for the period	$11	$19	Net of tax

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(20)	$(10)	Net interest income and other financing income
	8	4	Tax (expense) or benefit
	$(12)	$(6)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$18	Securities gains (losses), net
	—	(6)	Tax (expense) or benefit
	$1	$12	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$109	$108	Net interest income and other financing income
	(41)	(41)	Tax (expense) or benefit
	$68	$67	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior-service cost	$—	$(1)	(2)
Actuarial gains (losses)	(26)	(36)	(2)
	(26)	(37)	Total before tax
	9	13	Tax (expense) or benefit
	$(17)	$(24)	Net of tax

Total reclassifications for the period	$40	$49	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$319	$262	$864	$787
Preferred stock dividends	(16)	(16)	(48)	(48)
Income from continuing operations available to common shareholders	303	246	816	739
Income (loss) from discontinued operations, net of tax	1	(4)	4	(10)
Net income available to common shareholders	$304	$242	$820	$729
Denominator:
Weighted-average common shares outstanding—basic	1,246	1,319	1,266	1,333
Potential common shares	6	7	4	10
Weighted-average common shares outstanding—diluted	1,252	1,326	1,270	1,343
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.24	$0.19	$0.64	$0.55
Diluted	0.24	0.19	0.64	0.55
Earnings (loss) per common share from discontinued operations(1):
Basic	0.00	(0.00)	0.00	(0.01)
Diluted	0.00	(0.00)	0.00	(0.01)
Earnings per common share(1):
Basic	0.24	0.18	0.65	0.55
Diluted	0.24	0.18	0.65	0.54
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three and nine months ended September 30, 2015 due to a net loss.
The effect from the assumed exercise of 27 million and 29 million stock options for the three and nine months ended September 30, 2016, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 29 million stock options for both the three and nine months ended September 30, 2015 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP , which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 48 million at September 30, 2016.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Nine Months Ended September 30
	2016		2015
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	19,350,157	$21.06	25,316,676	$23.07
Exercised	(568,882)	5.86	(535,107)	6.92
Forfeited or expired	(3,840,704)	34.68	(5,410,769)	31.82
Outstanding at end of period	14,940,571	$18.14	19,370,800	$21.07
Exercisable at end of period	14,940,571	$18.14	19,370,800	$21.07
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Nine Months Ended September 30
	2016		2015
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,374,242	$9.51	18,427,409	$8.07
Granted	6,840,385	7.92	6,622,682	9.90
Vested	(5,735,271)	8.25	(8,106,010)	6.07
Forfeited	(686,347)	9.18	(506,271)	8.54
Non-vested at end of period	16,793,009	$9.31	16,437,810	$9.51

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
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended September 30
	2016	2015	2016	2015	2016	2015
	(In millions)
Service cost	$9	$10	$1	$1	$10	$11
Interest cost	19	21	1	2	20	23
Expected return on plan assets	(36)	(38)	—	—	(36)	(38)
Amortization of actuarial loss	8	11	1	1	9	12
Amortization of prior service cost	—	—	—	1	—	1
Net periodic pension cost (credit)	$—	$4	$3	$5	$3	$9

	Qualified Plan		Non-qualified Plans		Total
	Nine Months Ended September 30
	2016	2015	2016	2015	2016	2015
	(In millions)
Service cost	$26	$30	$3	$4	$29	$34
Interest cost	55	63	4	5	59	68
Expected return on plan assets	(108)	(112)	—	—	(108)	(112)
Amortization of actuarial loss	24	33	2	3	26	36
Amortization of prior service cost	—	—	—	1	—	1
Net periodic pension cost (credit)	$(3)	$14	$9	$13	$6	$27
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
Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by the IRS minimum funding standards. Regions made no contribution to the plan during the first nine months of 2016.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2016 or 2015.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,310	$6	$45	$2,450	$5	$27
Derivatives in cash flow hedging relationships:
Interest rate swaps	9,000	97	2	9,800	109	9
Total derivatives designated as hedging instruments	$11,310	$103	$47	$12,250	$114	$36
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,529	$641	$655	$40,612	$496	$528
Interest rate options	3,723	18	1	3,441	11	1
Interest rate futures and forward commitments	20,693	3	8	17,288	5	6
Other contracts	5,255	90	81	4,367	200	187
Total derivatives not designated as hedging instruments	$71,200	$752	$745	$65,708	$712	$722
Total derivatives	$82,510	$855	$792	$77,958	$826	$758
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which include long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions enters into interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate available for sale debt securities. These agreements involve the payment of fixed-rate amounts in exchange for floating-rate interest receipts.
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
Regions recognized an unrealized after-tax gain of $179 million and $24 million in accumulated other comprehensive income (loss) at September 30, 2016 and 2015, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $22 million and $11 million during the three months ended September 30, 2016 and 2015, respectively, and pre-tax income of $46 million and $33 million during the nine months ended September 30, 2016 and 2015, respectively, related to the amortization of cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $123 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $76 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately nine years as of September 30, 2016.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended September 30			Three Months Ended September 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$2	$5	Interest expense	$—	$(1)
Debt/CDs	(23)	10	Other non-interest expense	24	(11)
Securities available for sale	(2)	(3)	Interest income	—	—
Securities available for sale	2	(23)	Other non-interest expense	(5)	21
Total	$(21)	$(11)		$19	$9

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended September 30			Three Months Ended September 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(40)	$96	Interest income on loans	$35	$41
Total	$(40)	$96		$35	$41

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Nine Months Ended September 30			Nine Months Ended September 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$10	$13	Interest expense	$(2)	$5
Debt/CDs	4	14	Other non-interest expense	(3)	(15)
Securities available for sale	(7)	(11)	Interest income	—	—
Securities available for sale	(36)	(18)	Other non-interest expense	32	15
Total	$(29)	$(2)		$27	$5

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Nine Months Ended September 30			Nine Months Ended September 30
	2016	2015		2016	2015
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$163	$108	Interest income on loans	$109	$108
Total	$163	$108		$109	$108
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2016 and December 31, 2015, Regions had $446 million and $322 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2016 and December 31, 2015, Regions had $802 million and $666 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs on its consolidated statements of income. As of September 30, 2016 and December 31, 2015, the total notional amount related to these contracts was $5.8 billion and $3.6 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$4	$3	$7	$11
Interest rate options	2	5	16	9
Interest rate futures and forward commitments	1	1	4	—
Other contracts	(11)	8	(9)	1
Total capital markets fee income and other	(4)	17	18	21
Mortgage income:
Interest rate swaps	(3)	22	45	19
Interest rate options	(1)	—	7	4
Interest rate futures and forward commitments	8	(8)	9	(1)
Total mortgage income	4	14	61	22
	$—	$31	$79	$43
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at September 30, 2016 and December 31, 2015, totaled approximately $463 million and $406 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
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
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2016 was approximately $90 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2016 and 2015 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
Regions has bought credit protection in the form of credit default indices. These indices, which meet the definition of credit derivatives, were entered into in the ordinary course of business to economically hedge credit spread risk in commercial mortgage loans held for sale whereby the fair value option has been elected. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if losses on the underlying index exceed a certain threshold, dependent upon the tranche rating of the capital structure.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2016 and December 31, 2015, were $193 million and $180 million, respectively, for which Regions had posted collateral of $191 million and $180 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of September 30, 2016 and December 31, 2015.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Gross amounts subject to offsetting	$712	$718	$616	$677
Gross amounts not subject to offsetting	143	108	176	81
Gross amounts recognized	855	826	792	758
Gross amounts offset in the consolidated balance sheets(1)	388	409	571	558
Net amounts presented in the consolidated balance sheets	467	417	221	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	4	5	51	50
Cash collateral received/posted	—	6	129	52
Net amounts	$463	$406	$41	$98
________

(1)
At September 30, 2016, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $271 million and cash collateral posted of $88 million. At December 31, 2015, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $108 million and cash collateral posted of $256 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 12. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. In the third quarter of 2016, Regions began utilizing OIS curves as fair value measurement inputs for the valuation of interest rate and commodity derivatives. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2016 and 2015. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$120	$—	$—	$120	$110	$—	$33	$143
Securities available for sale:
U.S. Treasury securities	$242	$—	$—	$242	$228	$—	$—	$228
Federal agency securities	—	38	—	38	—	218	—	218
Obligations of states and political subdivisions	—	—	—	—	—	1	—	1
Mortgage-backed securities (MBS):
Residential agency	—	17,506	—	17,506	—	16,062	—	16,062
Residential non-agency	—	—	5	5	—	—	5	5
Commercial agency	—	3,413	—	3,413	—	3,018	—	3,018
Commercial non-agency	—	1,141	—	1,141	—	1,231	—	1,231
Corporate and other debt securities	—	1,331	3	1,334	—	1,664	3	1,667
Equity securities	180	—	—	180	280	—	—	280
Total securities available for sale	$422	$23,429	$8	$23,859	$508	$22,194	$8	$22,710
Mortgage loans held for sale	$—	$459	$90	$549	$—	$353	$—	$353
Residential mortgage servicing rights	$—	$—	$238	$238	$—	$—	$252	$252
Derivative assets:
Interest rate swaps	$—	$744	$—	$744	$—	$610	$—	$610
Interest rate options	—	2	16	18	—	1	10	11
Interest rate futures and forward commitments	—	3	—	3	—	5	—	5
Other contracts	4	86	—	90	—	200	—	200
Total derivative assets	$4	$835	$16	$855	$—	$816	$10	$826
Derivative liabilities:
Interest rate swaps	$—	$702	$—	$702	$—	$564	$—	$564
Interest rate options	—	1	—	1	—	1	—	1
Interest rate futures and forward commitments	—	8	—	8	—	6	—	6
Other contracts	—	81	—	81	—	187	—	187
Total derivative liabilities	$—	$792	$—	$792	$—	$758	$—	$758
Non-recurring fair value measurements
Loans held for sale	$—	$—	$11	$11	$—	$—	$36	$36
Foreclosed property and other real estate	—	38	12	50	—	30	8	38
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by the ALCO of the Company in a holistic approach to managing price fluctuation risks.

The following tables illustrate rollforwards for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at September 30, 2016 and 2015 are not material.

	Three Months Ended September 30, 2016

	Opening Balance July 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$30	—		—	—	—	60	—	—	—	$90
Residential mortgage servicing rights	$216	(12)	(1)	—	34	—	—	—	—	—	$238
Total derivatives, net	$17	32	(2)	—	—	—	—	(33)	—	—	$16

	Three Months Ended September 30, 2015

	Opening Balance July 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$6	—		—	—	—	—	—	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$9	—		—	—	—	—	—	—	—	$9
Residential mortgage servicing rights	$268	(36)	(1)	—	9	—	—	—	—	—	$241
Total derivatives, net	$13	32	(3)	—	—	—	—	(32)	—	—	$13

	Nine Months Ended September 30, 2016

	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account securities	$33	(2)	(4)	—	—	(31)	—	—	—	—	$—
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$—	—		—	—	—	90	—	—	—	$90
Residential mortgage servicing rights	$252	(87)	(1)	—	73	—	—	—	—	—	$238
Total derivatives, net	$10	105	(5)	—	—	—	—	(99)	—	—	$16

	Nine Months Ended September 30, 2015

	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(2)	—	—	$6
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(2)	—	—	$9
Residential mortgage servicing rights	$257	(44)	(1)	—	28	—	—	—	—	—	$241
Total derivatives, net	$8	85	(6)	—	—	—	—	(80)	—	—	$13
_________
(1) Included in mortgage income.
(2) Approximately $3 million was included in capital markets fee income and other and $29 million was included in mortgage income.
(3) Approximately $1 million was included in capital markets fee income and other and $31 million was included in mortgage income.
(4) Included in capital markets fee income and other.
(5) Approximately $16 million was included in capital markets fee income and other and $89 million was included in mortgage income.
(6) Approximately $5 million was included in capital markets fee income and other and $80 million was included in mortgage income.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions)
Loans held for sale	$(3)	$(5)	$(25)	$(16)
Foreclosed property and other real estate	(8)	(9)	(35)	(56)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2016, and December 31, 2015. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2016, and December 31, 2015, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2016
	Level 3 Estimated Fair Value at September 30, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.0% (23.0%)
			Weighted-average prepayment speed (CPR; percentage)	3.8% - 27.2% (11.9%)
			Probability of default	3.4%
			Loss severity	55.9%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.3%
Commercial mortgage loans held for sale	$90	Market comparable	Credit spreads for bonds in the commercial MBS	0.4% - 6.0% (1.4%)
Residential mortgage servicing rights(1)	$238	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	10.4% - 28.8% (12.3%)
			OAS (percentage)	8.2% - 13.5% (10.6%)
Derivative assets:
Interest rate options	$15	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	10.4% - 28.8% (12.3%)
			OAS (percentage)	8.2% - 13.5% (10.6%)
			Pull-through	28.5% - 99.4% (77.6%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$11	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	4.0% - 96.0% (56.2%)
Foreclosed property and other real estate	$8	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 80.9% (54.0%)
	$4	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	35.0%
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2015
	Level 3 Estimated Fair Value at December 31, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Trading account securities	$33	Market comparable	Spread from US High Yield B Effective Yield Index	4.7%
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.1% (23.0%)
			Weighted-average prepayment speed (CPR; percentage)	5.6% - 11.9% (9.9%)
			Probability of default	2.2%
			Loss severity	74.3%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.2%
Residential mortgage servicing rights(1)	$252	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			OAS (percentage)	8.7% - 13.3% (10.0%)
Derivative assets:
Interest rate options	$9	Interest rate lock commitments on the residential loans are valued using discounted cash flows	Weighted-average prepayment speed (CPR; percentage)	10.5% - 11.5% (10.9%)
			OAS (percentage)	8.7% - 13.3% (10.0%)
			Pull-through	18.9% - 99.4% (80.7%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0%
Nonrecurring fair value measurements:
Loans held for sale	$36	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	11.1% - 85.7% (69.0%)
Foreclosed property and other real estate	$5	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 44.0% (30.3%)
	$3	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	3.0% - 58.8% (39.2%)
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
Commercial mortgage loans held for sale
Commercial mortgage loans held for sale are based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads. Significant unobservable inputs include credit spreads for bonds in commercial mortgage-backed securitizations.
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
FAIR VALUE OPTION
Regions has elected the fair value option for all FNMA and FHLMC eligible residential mortgage loans and certain commercial mortgage loans originated with the intent to sell. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets. Fair values of commercial mortgage loans held for sale are based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2016			December 31, 2015
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$549	$529	$20	$353	$341	$12
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains (losses) resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2016 and 2015. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In millions)
Net gains (losses) resulting from changes in fair value	$—	$8	$9	$—

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2016 are as follows:

	September 30, 2016
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,238	$4,238	$4,238	$—	$—
Trading account securities	120	120	120	—	—
Securities held to maturity	1,431	1,485	—	1,485	—
Securities available for sale	23,859	23,859	422	23,429	8
Loans held for sale	571	549	—	459	90
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	78,821	74,713	—	—	74,713
Other earning assets(4)	771	771	—	771	—
Derivative assets	855	855	4	835	16
Financial liabilities:
Derivative liabilities	792	792	—	792	—
Deposits	99,289	99,375	—	99,375	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	6,054	6,369	—	4,102	2,267
Loan commitments and letters of credit	105	512	—	—	512
Indemnification obligation	32	30	—	—	30
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2016 was $4.1 billion or 5.2 percent.

(3)	Excluded from this table is the capital lease carrying amount of $936 million at September 30, 2016.

(4)	Excluded from this table is the operating lease carrying amount of $734 million at September 30, 2016.

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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$352	$514	$43	$(74)	$835	$—	$835
Provision (credit) for loan losses	72	74	5	(122)	29	—	29
Non-interest income	130	291	107	71	599	—	599
Non-interest expense	220	532	120	62	934	(2)	932
Income (loss) before income taxes	190	199	25	57	471	2	473
Income tax expense (benefit)	72	76	10	(6)	152	1	153
Net income (loss)	$118	$123	$15	$63	$319	$1	$320
Average assets	$53,798	$34,843	$3,233	$33,955	$125,829	$—	$125,829

	Three Months Ended September 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$385	$507	$41	$(97)	$836	$—	$836
Provision (credit) for loan losses	77	70	6	(93)	60	—	60
Non-interest income	112	272	104	9	497	—	497
Non-interest expense	226	522	115	32	895	6	901
Income (loss) before income taxes	194	187	24	(27)	378	(6)	372
Income tax expense (benefit)	74	71	9	(38)	116	(2)	114
Net income (loss)	$120	$116	$15	$11	$262	$(4)	$258
Average assets	$53,647	$33,710	$3,161	$32,402	$122,920	$—	$122,920

	Nine Months Ended September 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,087	$1,529	$131	$(202)	$2,545	$—	$2,545
Provision (credit) for loan losses	216	215	17	(234)	214	—	214
Non-interest income	380	831	321	99	1,631	—	1,631
Non-interest expense	645	1,552	350	171	2,718	(7)	2,711
Income (loss) before income taxes	606	593	85	(40)	1,244	7	1,251
Income tax expense (benefit)	230	225	33	(108)	380	3	383
Net income (loss)	$376	$368	$52	$68	$864	$4	$868
Average assets	$54,420	$34,373	$3,235	$33,706	$125,734	$—	$125,734

	Nine Months Ended September 30, 2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,141	$1,510	$125	$(305)	$2,471	$—	$2,471
Provision (credit) for loan losses	225	206	17	(276)	172	—	172
Non-interest income	318	806	303	130	1,557	—	1,557
Non-interest expense	662	1,547	335	190	2,734	16	2,750
Income (loss) before income taxes	572	563	76	(89)	1,122	(16)	1,106
Income tax expense (benefit)	218	214	29	(126)	335	(6)	329
Net income (loss)	$354	$349	$47	$37	$787	$(10)	$777
Average assets	$53,016	$33,288	$3,150	$32,008	$121,462	$—	$121,462
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2016	December 31, 2015
	(In millions)
Unused commitments to extend credit	$44,330	$45,516
Standby letters of credit	1,423	1,477
Commercial letters of credit	88	63
Liabilities associated with standby letters of credit	33	32
Assets associated with standby letters of credit	33	33
Reserve for unfunded credit commitments	72	52
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $32 million and an estimated fair value of approximately $30 million as of September 30, 2016 (see Note 12).
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
Beginning in December 2007, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These class-action lawsuits have all been resolved among the parties. Final court approvals for settlements in the open-end Funds class action and for the investors represented by the Trustee Ad Litem have been granted. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs have filed an appeal. Oral argument was held on October 17, 2016. This matter is subject to the indemnification agreement with Raymond James.
A previously dismissed shareholder derivative action was refiled in June 2015. The original action alleged mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. The named defendants filed an opposition to the action, and on April 5, 2016, the court dismissed the action with prejudice. On May 5, 2016, plaintiffs filed a motion asking the court to reconsider the dismissal, which was denied by the court on June 24, 2016. The plaintiffs filed an appeal with the Alabama Supreme Court, which dismissed the appeal on October 14, 2016.
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

Regions entered into a final Settlement Agreement, dated September 13, 2016, with the Department of Justice on behalf of HUD to settle and fully release previously disclosed potential claims related to Regions Bank’s underwriting and origination of FHA insured mortgage loans endorsed for FHA insurance between January 1, 2006 and December 31, 2011 that resulted in claims submitted through January 7, 2015. Regions had previously disclosed that it had reached an agreement in principle with the Department of Justice relating to this matter. Regions settled this matter for $52.4 million, without admitting liability, in order to avoid the expense and distraction of potential litigation. Regions was fully reserved for the entire settlement amount as of the end of the second quarter of 2016. Further, Regions’ insurers reimbursed Regions approximately $47 million of such amount, which was recognized within non-interest income in the third quarter of 2016.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of September 30, 2016, the carrying value of the indemnification obligation was approximately $32 million.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At September 30, 2016, and December 31, 2015, the Company's DUS servicing portfolio totaled approximately $1.7 billion and $1.2 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $516 million and $356 million at September 30, 2016 and December 31, 2015, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $3 million at both September 30, 2016 and December 31, 2015. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

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

In March 2016, the FASB issued new accounting guidance that clarifies that entities should solely use the four-step decision sequence described in current derivatives accounting guidance. This sequence should be used when assessing whether contingent exercise provisions associated with a put or call option are clearly and closely related to their debt hosts. Based on differences in interpretation, some entities have also included an additional assessment that considers whether the event that triggers the ability to exercise the put or call is indexed only to interest rates or credit risk of the entity. This additional assessment potentially results in bifurcation of more embedded options than would occur when solely applying the decision sequence outlined in the guidance. This guidance should be applied to existing debt instruments on a modified retrospective basis and is effective for annual, and interim periods therein, beginning after December 15, 2016. Regions believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
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
In March 2016, the FASB issued new accounting guidance that intends to improve and simplify accounting for employee shared-based payments. The new guidance: (a) eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in the income statement as income tax expense or benefit when the awards vest or are settled; entities should account for these income tax effects as discrete items in the reporting period in which they occur and exclude them from the estimated annual effective tax rate; (b) increases the permitted tax withholding limits from the employer’s statutory minimum rate to the employee’s maximum statutory rate before triggering liability classification; (c) changes the classification of excess tax benefits from a financing activity to an operating activity; (d) clarifies that cash paid to a tax authority when shares are withheld to satisfy an employer’s statutory income tax withholding obligation is a financing activity; (e) allows an entity to make an entity-wide accounting policy election to either account for forfeitures based on the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for interim and annual periods beginning after December 31, 2016. The transition method of accounting application (i.e. prospective, retrospective or modified retrospective application) differs by amendment and is defined in the guidance. Early adoption is permitted, but entities must adopt all of the guidance in the same period. Regions is not early adopting and believes the adoption of this guidance will not have a material impact to its consolidated financial statements.
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
In May 2016, the FASB issued additional new accounting guidance for revenue recognition that is also related to contracts with customers. This guidance, as well as the guidance issued in April 2016, is intended to promote more consistent application of the standards as well as reduce the cost and complexity of applying the revenue guidance. The guidance contains amendments related to collectability, noncash consideration, and completed contracts at transition. The guidance is effective for annual and interim periods beginning after December 15, 2017. Regions is evaluating the impact to its consolidated financial statements upon adoption.
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
In August 2016, the FASB issued new accounting guidance regarding the classification and presentation of certain cash receipts and cash payments. The guidance makes targeted improvements where current guidance is either unclear or silent in order to reduce areas where diversity in practice exists with respect to classification within the statement of cash flows. Specifically, clarification on classification and presentation of the following cash receipts and payments is addressed: (a) cash payments made in connection with settling a debt arrangement before its maturity date and related debt extinguishment costs; (b) cash payments made at maturity of a zero-coupon debt instrument; (c) cash payments made to settle a contingent consideration liability arising from a business combination that are not made within a relatively short time period after the acquisition date; (d) cash proceeds received from the settlement of insurance claims, including lump-sum settlements; (e) cash proceeds received from the settlement of corporate-owned or bank-owned life insurance policies, as well as premiums paid on these policies; (f) distributions received from equity method investees not accounted for under the fair value option and; (g) treatment of a transferor’s beneficial interest obtained in a financial asset securitization. The guidance also clarifies the application of the predominance principle when cash receipts or payments have separately identifiable cash flows. The guidance should be applied on a retrospective basis, unless impracticable, for periods beginning after December 15, 2017. Early adoption is permitted, including in an interim period, given all amendments are adopted in the same period. Regions is evaluating the impact to its consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2015, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2016 compared to December 31, 2015.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2016, Regions operated 1,597 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc., which is included in the Wealth Management segment.
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
Recent Acquisitions
On October 17, 2016, Regions announced the acquisition of the low income housing tax credit corporate fund syndication and asset management businesses of First Sterling Financial, Inc., which is one of the leading national syndicators of investment funds benefiting from low income housing tax credits. The acquisition complements Regions' existing low income housing tax credit origination business and further expands the Company's capabilities to serve more clients and communities.

THIRD QUARTER OVERVIEW
Regions reported net income available to common shareholders of $304 million, or $0.24 per diluted share, in the third quarter of 2016 compared to $242 million, or $0.18 per diluted share, in the third quarter of 2015. Net income available to common shareholders from continuing operations was $303 million, or $0.24 per diluted share, compared to $246 million, or $0.19 per diluted share, over these same periods. Net interest income and other financing income remained relatively flat period over period. Non-interest income increased in the third quarter of 2016, but was partially offset by an increase in non-interest expense.
For the third quarter of 2016, net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $856 million, up $1 million compared to the third quarter of 2015. The net interest margin (taxable-equivalent basis) was 3.06 percent for the third quarter of 2016 and 3.13 percent in the third quarter of 2015. The average balance of total earning assets increased in the third quarter of 2016 compared to the third quarter of 2015, while the related yields decreased for the comparable quarters. The average balance of total interest-bearing liabilities increased period over period primarily due to an increase in long-term borrowings. These increases were partially offset by a decrease in average interest bearing deposits, all of which resulted in an increase in total funding costs from 25 to 30 basis points for the third quarter of 2016.
The provision for loan losses totaled $29 million in the third quarter of 2016 compared to $60 million during the third quarter of 2015. The decrease is attributable to a reduction in loans outstanding and credit quality improvements in the energy portfolio. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected, especially related to large dollar commercial credits and fluctuating commodity prices.
Net charge-offs totaled $54 million, or an annualized 0.26 percent of average loans, in the third quarter of 2016, compared to $60 million, or an annualized 0.30 percent for the third quarter of 2015. Commercial and industrial loan net charge-offs decreased, while total consumer net charge-offs increased slightly, when comparing the third quarter of 2016 to the prior year. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at September 30, 2016, was 1.39 percent of total loans, net of unearned income, compared to 1.36 percent at December 31, 2015. Total non-performing assets were $1.2 billion at September 30, 2016, compared to $920 million at December 31, 2015. While the overall credit quality of the energy portfolio has improved with energy prices beginning to stabilize, this increase was driven primarily by a select few large energy and energy-related loans.
Non-interest income from continuing operations was $599 million for the third quarter of 2016 compared to $497 million for the third quarter of 2015. This increase was primarily driven by $47 million of insurance proceeds that were received in the third quarter of 2016, a recovery of $10 million related to the 2010 Gulf of Mexico oil spill, increases in card and ATM fees, and an increase in capital markets fee income and other. See Table 21 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $934 million in the third quarter of 2016, a $39 million increase from the third quarter of 2015. The increase was driven by an additional work day, an increase in incentives related to capital markets income growth, a $14 million charge related to the early extinguishment of debt , and expenses related to VISA class B shares that were sold in a prior year. These increases were partially offset by a decrease in FDIC insurance assessments related to additional assessments incurred during the third quarter of 2015 for prior period assessment adjustments. See Table 22 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended September 30, 2016 was $152 million compared to income tax expense of $116 million for the same period in 2015. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
2016 Expectations
Management expectations for 2016 are noted below:

•
Average loan growth relatively stable compared to fourth quarter of 2015 average balances; change from previous guidance expecting growth of 3 to 5 percent and tracking to the lower end of the range. Change in guidance results from several factors including a decrease in average direct energy loans, a continued strategy to limit exposure with regard to investor real estate loans, loan growth being impacted by continued softness in demand for middle market commercial and small business loans, management of concentration risk limits, and a continued focus on achieving appropriate risk-adjusted returns.

•	Average deposits relatively stable compared to fourth quarter of 2015 average balances

•	Net interest income and other financing income up 2 to 4 percent

•
Adjusted non-interest income (non-GAAP) growth of more than 6 percent; change from previous guidance of up 4 to 6 percent on a full year basis, and expectation to be at the high end of the range resulting from fee-based revenue strategic initiatives exceeding expectations

•
Plan to eliminate $300 million of existing non-interest expenses between 2016 and 2018, with a target to eliminate an additional $100 million by 2019; change from previous guidance of $300 million expense eliminations between 2016 and 2018, with 35 to 45 percent of that reduction in 2016

•	Adjusted non-interest expenses (non-GAAP) flat to up modestly on a full year basis

•	Full year adjusted efficiency ratio (non-GAAP) of approximately 63 percent; change from the previous guidance of less than 63 percent

•	Positive adjusted operating leverage (non-GAAP) of 2 to 4 percent on a full year basis

•	Full year net charge-offs of 25 to 35 basis points
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
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $1.1 billion from year-end 2015 to September 30, 2016, due primarily to a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations. This decrease was partially offset by an increase in cash and due from banks.
SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	September 30, 2016	December 31, 2015
	(In millions)
U.S. Treasury securities	$242	$229
Federal agency securities	38	558
Obligations of states and political subdivisions	—	1
Mortgage-backed securities:
Residential agency	18,770	17,491
Residential non-agency	5	5
Commercial agency	3,580	3,194
Commercial non-agency	1,141	1,231
Corporate and other debt securities	1,334	1,667
Equity securities	180	280
	$25,290	$24,656
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at September 30, 2016 increased slightly from year-end 2015. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.

LOANS HELD FOR SALE
Loans held for sale totaled $571 million at September 30, 2016, consisting primarily of $460 million of residential real estate mortgage loans, $96 million of commercial mortgage loans and $15 million of non-performing loans. At December 31, 2015, loans held for sale totaled $448 million, consisting of $354 million of residential real estate mortgage loans, $56 million of commercial mortgage loans, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at September 30, 2016. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2016	December 31, 2015
	(In millions, net of unearned income)
Commercial and industrial	$35,388	$35,821
Commercial real estate mortgage—owner-occupied	7,007	7,538
Commercial real estate construction—owner-occupied	349	423
Total commercial	42,744	43,782
Commercial investor real estate mortgage	4,306	4,255
Commercial investor real estate construction	2,458	2,692
Total investor real estate	6,764	6,947
Residential first mortgage	13,402	12,811
Home equity	10,749	10,978
Indirect—vehicles	4,076	3,984
Indirect—other consumer	838	545
Consumer credit card	1,123	1,075
Other consumer	1,187	1,040
Total consumer	31,375	30,433
	$80,883	$81,162
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans decreased $433 million since year-end 2015 driven primarily by declines in direct energy loans, softness in demand for middle market commercial small business loans, management of concentration risk limits, and a continued focus on achieving appropriate risk-adjusted returns. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $531 million from year-end 2015 as a result of continued customer deleveraging. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. No single industry exceeded 15 percent of the total commercial portfolio balance at September 30, 2016 or December 31, 2015.

Table 3—Selected Industry Exposure

	September 30, 2016
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$909	$473	$1,382
Agriculture	692	251	943
Educational services	1,840	252	2,092
Energy	2,237	2,032	4,269
Financial services (1)	3,651	3,090	6,741
Government and public sector	2,414	54	2,468
Healthcare	4,216	1,470	5,686
Information	1,252	823	2,075
Manufacturing (1)	3,984	4,061	8,045
Professional, scientific and technical services (1)	1,698	1,143	2,841
Real estate (1)	6,450	5,375	11,825
Religious, leisure, personal and non-profit services	1,974	528	2,502
Restaurant, accommodation and lodging	2,434	694	3,128
Retail trade	2,786	2,332	5,118
Transportation and warehousing (1)	2,153	1,018	3,171
Utilities	1,092	1,812	2,904
Wholesale goods (1)	2,837	2,485	5,322
Other	125	887	1,012
Total commercial	$42,744	$28,780	$71,524

	December 31, 2015 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$901	$575	$1,476
Agriculture	747	295	1,042
Educational services	1,846	312	2,158
Energy	2,533	2,461	4,994
Financial services (3)	3,556	2,984	6,540
Government and public sector	2,408	238	2,646
Healthcare	4,322	1,407	5,729
Information	1,281	744	2,025
Manufacturing (3)	4,407	3,938	8,345
Professional, scientific and technical services (3)	1,730	1,114	2,844
Real estate	6,427	5,046	11,473
Religious, leisure, personal and non-profit services	2,165	600	2,765
Restaurant, accommodation and lodging	2,489	633	3,122
Retail trade	2,492	2,507	4,999
Transportation and warehousing (3)	2,228	1,084	3,312
Utilities	1,047	1,674	2,721
Wholesale goods (3)	2,981	2,588	5,569
Other	222	1,600	1,822
Total commercial	$43,782	$29,800	$73,582

________

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of September 30, 2016, total indirect energy-related loans were approximately $514 million, with approximately $483 million included in commercial loans and $31 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $432 million as of September 30, 2016.

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

Regions continues to monitor the impacts of low oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at September 30, 2016 amounted to approximately $2.2 billion, consisting of loans such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $514 million at September 30, 2016. The entire energy-related portfolio, combining direct and indirect loans, was approximately $2.8 billion or 3 percent of total loans at September 30, 2016. Regions also has $145 million of energy-related operating leases.
Regions’ energy-related portfolio is geographically concentrated primarily in Texas and, to a lesser extent, in South Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Additionally, heightened credit requirements have been adopted for select segments of the portfolio. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. Given the recent volatility in oil prices, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. Regions' energy-related portfolio consists of a relatively small number of customers, which provides the Company granular insight into the financial health of those borrowers. Through its on-going portfolio credit quality assessment, Regions will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $183 million from 2015 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $591 million increase from year-end 2015, as prepayments have slowed. Approximately $2.4 billion in new loan originations were retained on the balance sheet through the first nine months of 2016.

Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.7 billion at September 30, 2016 as compared to $11.0 billion at December 31, 2015. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2016. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2016	$11	0.15%	$20	0.26%	$31
2017	4	0.06	8	0.11	12
2018	12	0.17	18	0.24	30
2019	80	1.08	72	0.98	152
2020	166	2.24	129	1.75	295
2021-2025	1,422	19.24	1,410	19.08	2,832
2026-2030	2,044	27.65	1,993	26.97	4,037
Thereafter	—	—	1	0.02	1
Total	$3,739	50.59%	$3,651	49.41%	$7,390
Of the $10.7 billion home equity portfolio at September 30, 2016, approximately $7.4 billion were home equity lines of credit and $3.3 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of September 30, 2016, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances declined to 1 percent in the residential first mortgage portfolio and to 3 percent in the home equity portfolio at September 30, 2016.

Table 5—Estimated Current Loan to Value Ranges

	September 30, 2016			December 31, 2015
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$157	$91	$263	$267	$127	$417
80% - 100%	1,723	384	719	1,703	497	886
Below 80%	10,988	6,184	2,835	10,288	5,965	2,785
Data not available	534	103	170	553	107	194
	$13,402	$6,762	$3,987	$12,811	$6,696	$4,282
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $92 million from year-end 2015.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $293 million from year-end 2015 primarily due to new point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $48 million from year-end 2015.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $147 million from year-end 2015.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Residential first mortgage FICO scores are refreshed semiannually. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 6 percent of the combined portfolios for both September 30, 2016 and December 31, 2015.
Table 6—Estimated Current FICO Score Ranges

	September 30, 2016
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$819	$307	$220	$438	$22	$60	$82
620-680	949	538	368	536	83	194	157
681-720	1,455	850	511	566	126	261	210
Above 720	9,408	4,924	2,826	2,437	333	607	557
Data not available	771	143	62	99	274	1	181
	$13,402	$6,762	$3,987	$4,076	$838	$1,123	$1,187

	December 31, 2015
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$768	$311	$249	$421	$55	$86
620-680	1,013	531	415	549	158	150
681-720	1,489	789	530	611	247	191
Above 720	8,487	4,808	2,938	2,409	614	526
Data not available	1,054	257	150	539	1	87
	$12,811	$6,696	$4,282	$4,529	$1,075	$1,040

(1)	Amount represents both indirect-vehicles and indirect-other consumer portfolio classes.
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
The allowance for loan losses totaled $1.1 billion at both September 30, 2016 and December 31, 2015. The allowance for loan losses as a percentage of net loans increased from 1.36 percent at December 31, 2015 to 1.39 percent at September 30, 2016. The increase in the percentage is primarily attributable to the migration of energy loans, resulting in an increase in energy related allowance for loan losses. Total allowance for loan losses for the direct energy portfolio was approximately 8 percent at September 30, 2016 compared to approximately 6 percent at year-end 2015.
Management expects that net loan charge-offs will be in the 0.25 percent to 0.35 percent range for the 2016 year. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility during the remainder of 2016.
The provision for loan losses increased for the first nine months of 2016 as compared to the same period in 2015. During the first nine months of 2016, the provision for loan losses exceeded net charge-offs by approximately $20 million. The increase in loan loss provision reflects an increase in the allowance for loan losses for energy-related loans.
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

Activity in the allowance for credit losses is summarized as follows:
Table 7—Allowance for Credit Losses

	Nine Months Ended September 30
	2016	2015
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,106	$1,103
Loans charged-off:
Commercial and industrial	82	73
Commercial real estate mortgage—owner-occupied	19	19
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	2	14
Commercial investor real estate construction	—	1
Residential first mortgage	11	20
Home equity	45	54
Indirect—vehicles	36	29
Indirect—other consumer	10	—
Consumer credit card	30	27
Other consumer	52	45
	288	282
Recoveries of loans previously charged-off:
Commercial and industrial	25	37
Commercial real estate mortgage—owner-occupied	9	12
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	8	13
Commercial investor real estate construction	2	5
Residential first mortgage	2	7
Home equity	21	21
Indirect—vehicles	14	12
Indirect—other consumer	—	—
Consumer credit card	4	4
Other consumer	9	11
	94	122
Net charge-offs:
Commercial and industrial	57	36
Commercial real estate mortgage—owner-occupied	10	7
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	(6)	1
Commercial investor real estate construction	(2)	(4)
Residential first mortgage	9	13
Home equity	24	33
Indirect—vehicles	22	17
Indirect—other consumer	10	—
Consumer credit card	26	23
Other consumer	43	34
	194	160
Provision for loan losses	214	172
Allowance for loan losses at September 30	$1,126	$1,115
Reserve for unfunded credit commitments at beginning of year	$52	$65
Provision (credit) for unfunded credit losses	20	(1)
Reserve for unfunded credit commitments at September 30	$72	$64
Allowance for credit losses at September 30	$1,198	$1,179
Loans, net of unearned income, outstanding at end of period	$80,883	$81,063
Average loans, net of unearned income, outstanding for the period	$81,583	$79,254
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.39%	1.38%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.04x	1.41x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.32%	0.27%

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
Table 8—Troubled Debt Restructurings

	September 30, 2016		December 31, 2015
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$211	$32	$146	$20
Investor real estate	120	13	157	17
Residential first mortgage	383	47	398	52
Home equity	296	5	323	7
Indirect—vehicles	—	—	1	—
Consumer credit card	2	—	2	—
Other consumer	11	—	12	—
	1,023	97	1,039	96
Non-accrual status or 90 days past due and still accruing:
Commercial	194	39	135	37
Investor real estate	9	3	22	3
Residential first mortgage	76	9	81	10
Home equity	17	—	18	—
	296	51	256	50
Total TDRs - Loans	$1,319	$148	$1,295	$146

TDRs - Held For Sale	6	—	8	—
Total TDRs	$1,325	$148	$1,303	$146
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2016
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$281	$179
Inflows	299	27
Outflows
Charge-offs	(15)	—
Payments, sales and other (1)	(160)	(77)
Balance, end of period	$405	$129

	Nine Months Ended September 30, 2015
	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$344	$357
Inflows	128	27
Outflows
Charge-offs	(9)	(8)
Foreclosure	—	(31)
Payments, sales and other (1)	(186)	(169)
Balance, end of period	$277	$176

(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $31 million of commercial loans and $7 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, $36 million of commercial loans and $48 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$693	$325
Commercial real estate mortgage—owner-occupied	221	268
Commercial real estate construction—owner-occupied	3	2
Total commercial	917	595
Commercial investor real estate mortgage	18	31
Commercial investor real estate construction	1	—
Total investor real estate	19	31
Residential first mortgage	50	63
Home equity	92	93
Total consumer	142	156
Total non-performing loans, excluding loans held for sale	1,078	782
Non-performing loans held for sale	15	38
Total non-performing loans(1)	1,093	820
Foreclosed properties	95	100
Total non-performing assets(1)	$1,188	$920
Accruing loans 90 days past due:
Commercial and industrial	$5	$9
Commercial real estate mortgage—owner-occupied	3	3
Total commercial	8	12
Commercial investor real estate mortgage	—	4
Total investor real estate	—	4
Residential first mortgage(2)	106	113
Home equity	39	59
Indirect—vehicles	9	9
Consumer credit card	13	12
Other consumer	3	4
Total consumer	170	197
	$178	$213
Restructured loans not included in the categories above	$1,023	$1,039
Non-performing loans(1) to loans and non-performing loans held for sale	1.35%	1.01%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.47%	1.13%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $99 million at September 30, 2016 and $107 million at December 31, 2015.

Non-performing loans have increased during 2016 primarily as a result of pressure on the energy lending portfolio as discussed in the "Portfolio Characteristics" section. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2016.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $178 million at September 30, 2016, a decrease from $213 million at December 31, 2015.

At September 30, 2016, Regions had approximately $200 million to $275 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$595	$31	$156	$782
Additions	724	16	(13)	727
Net payments/other activity	(223)	(12)	—	(235)
Return to accrual	(34)	(12)	—	(46)
Charge-offs on non-accrual loans(2)	(97)	(2)	—	(99)
Transfers to held for sale(3)	(40)	(1)	(1)	(42)
Transfers to foreclosed properties	(3)	—	—	(3)
Sales	(5)	(1)	—	(6)
Balance at end of period	$917	$19	$142	$1,078

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$493	$125	$211	$829
Additions	505	27	(46)	486
Net payments/other activity	(169)	(43)	—	(212)
Return to accrual	(119)	(16)	—	(135)
Charge-offs on non-accrual loans(2)	(88)	(14)	(1)	(103)
Transfers to held for sale(3)	(28)	(6)	(1)	(35)
Transfers to foreclosed properties	(6)	(33)	—	(39)
Sales	(2)	—	—	(2)
Balance at end of period	$586	$40	$163	$789
________

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $19 million and $16 million recorded upon transfer for the nine months ended September 30, 2016 and 2015, respectively.
GOODWILL
Goodwill totaled $4.9 billion at both September 30, 2016 and December 31, 2015 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2015 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the third quarter of 2016 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2016 interim period.

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
The following table summarizes deposits by category:
Table 12—Deposits

	September 30, 2016	December 31, 2015
	(In millions)
Non-interest-bearing demand	$36,321	$34,862
Savings	7,786	7,287
Interest-bearing transaction	20,016	21,902
Money market—domestic	27,534	26,468
Money market—foreign	237	243
Low-cost deposits	91,894	90,762
Time deposits	7,366	7,468
Customer deposits	99,260	98,230
Corporate treasury time deposits	29	200
	$99,289	$98,430
Total deposits at September 30, 2016 increased approximately $859 million compared to year-end 2015 levels. The increase was driven by growth in non-interest-bearing demand and money market—domestic accounts. These increases were partially offset by a continued decline in interest-bearing transaction accounts as a result of certain trust customer deposits, which require collateralization by securities, continuing to shift out of deposits and into other fee income-producing customer investments.
SHORT-TERM BORROWINGS
Table 13—Short-Term Borrowings

	September 30, 2016	December 31, 2015
	(In millions)
Customer-related borrowings:
Customer collateral	$—	$10
	$—	$10
Customer-Related Borrowings
Customer collateral includes cash collateral posted by customers related to derivative transactions.

LONG-TERM BORROWINGS
Table 14—Long-Term Borrowings

	September 30, 2016	December 31, 2015
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$100	$749
3.20% senior notes due February 2021	1,102	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	159	159
7.375% subordinated notes due December 2037	297	300
Valuation adjustments on hedged long-term debt	—	(7)
	1,758	1,301
Regions Bank:
Federal Home Loan Bank advances	2,504	5,255
2.25% senior notes due September 2018	747	749
7.50% subordinated notes due May 2018	499	500
6.45% subordinated notes due June 2037	495	497
3.80% affiliate subordinated notes due February 2025	150	150
Other long-term debt	46	48
Valuation adjustments on hedged long-term debt	5	(1)
	4,446	7,198
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	(150)
Total consolidated	$6,054	$8,349
Long-term borrowings decreased approximately $2.3 billion since year-end 2015. The decrease was primarily the result of a $2.8 billion decrease in the FHLB advances and the repurchase, through a tender offer, of approximately $649 million of the outstanding 2.00% senior notes due May 2018. Pre-tax losses on the repurchase related to the execution of this tender offer were approximately $14 million. Offsetting these decreases was the issuance of $1.1 billion of 3.20% senior notes. Regions issued $500 million of 3.20% senior notes in the first quarter of 2016 and an additional $600 million of 3.20% senior notes during the second quarter of 2016.
Effective January 1, 2016, the Company adopted new FASB guidance related to the accounting for debt issuance costs. All existing debt issuance costs were reclassified from other assets to long-term borrowings as direct deductions of the related debt instruments. The impact of the adoption of this guidance was not material to prior periods and therefore was not applied retrospectively.
Long-term FHLB advances have a weighted-average interest rate of 1.0 percent for September 30, 2016 and 0.7 percent for December 31, 2015 with remaining maturities ranging from less than one year to fourteen years and a weighted-average of 0.9 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $17.4 billion at September 30, 2016 as compared to $16.8 billion at December 31, 2015. During the first nine months of 2016, net income increased stockholders’ equity by $868 million, while cash dividends on common stock reduced stockholders' equity by $240 million and cash dividends on preferred stock reduced stockholder's equity by $48 million. Changes in accumulated other comprehensive income increased stockholders' equity by $485 million, primarily due to the net change in the value of securities available for sale and derivative instruments. Common stock repurchased during the first nine months of 2016 reduced stockholders' equity by $569 million. These shares were immediately retired and therefore are not included in treasury stock.
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

On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. As of September 30, 2016, Regions had repurchased approximately 23.1 million shares of common stock at a total cost of approximately $215 million under this plan. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million. The Company continued to repurchase shares under this plan in the fourth quarter of 2016, and as of November 3, 2016, Regions had additional repurchases of approximately 10.9 million shares of common stock at a total cost of approximately $116.7 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Regions’ Board declared a cash dividend for the second and third quarters of 2016 of $0.065 per common share and $0.06 per common share for the first quarter of 2016. The Board declared a $0.05 per share cash dividend for the first quarter of 2015 and $0.06 per share cash dividend for the second and third quarters of 2015. The Board also declared $48 million in cash dividends on preferred stock for the first nine months of 2016 and 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital, while preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and both common stock and preferred dividends were recorded as a reduction of retained earnings.
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
The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of these minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to advanced approach institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the combined capital conservation buffer and countercyclical capital buffer (where applicable) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
The Basel III Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 1,250% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the prior capital rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction exposures (previously set at 100%).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are on non-accrual status or 90 days or more past due (previously set at 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a loan commitment with an original maturity of less than one year that is not unconditionally cancellable (previously set at 0%).

•	Eliminating the previous 50% cap on the risk weight for derivative exposures.

•	Replacing the previous Ratings Based Approach for certain asset-backed securities with a SSFA, which results in risk weights ranging from 20% to 1,250% (previously ranged from 100% to 1,250%).

•	Effective January 1, 2018, applying a 250% risk weight to the portion of MSRs and certain deferred tax assets that are includible in capital (previously set at 100%).
In addition, the Basel III Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Table 15—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	September 30, 2016 Ratio (2)	December 31, 2015 Ratio	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	11.16%	10.93%	N/A
Regions Bank	12.04	11.68	6.50%
Tier 1 capital:
Regions Financial Corporation	11.93%	11.65%	6.00%
Regions Bank	12.04	11.68	8.00
Total capital:
Regions Financial Corporation	14.12%	13.88%	10.00%
Regions Bank	13.92	13.59	10.00
Leverage capital:
Regions Financial Corporation	10.20%	10.25%	N/A
Regions Bank	10.31	10.28	5.00%
________

(1)	The 2016 and 2015 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

LIQUIDITY COVERAGE RATIO
The Federal Reserve, the OCC and the FDIC approved a final rule in 2014 implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. In January 2016, the minimum phased-in LCR requirement was 90 percent, to be followed by 100 percent in January 2017. The regulatory agencies have released an NPR that would require public disclosures of certain LCR measures beginning in 2018. The comment period for this NPR ended in February 2016.
At September 30, 2016, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding would need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for more information.

RATINGS
Table 16 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of September 30, 2016 and December 31, 2015.
Table 16—Credit Ratings

As of September 30, 2016
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa3	BBB	BBB
Subordinated debt	BBB-	Baa3	BBB-	BBBL
Regions Bank
Short-term	A-2	P-2	F2	R-1L
Long-term bank deposits	N/A	A3	BBB+	BBBH
Long-term rating	BBB+	A3	BBB	N/A
Senior unsecured debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Baa3	BBB-	BBB
Outlook	Stable	N/A	Stable	Positive

As of December 31, 2015
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa3	BBB	BBB
Subordinated debt	BBB-	Baa3	BBB-	BBBL
Regions Bank
Short-term	A-2	P-2	F2	R-1L
Long-term bank deposits	N/A	A3	BBB+	BBBH
Long-term rating	BBB+	A3	BBB	N/A
Senior unsecured debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable	Positive
_______
N/A - Not applicable.
On October 4, 2016, Fitch revised the outlook for Regions Financial Corporation to Positive from Stable, reflecting the Company’s capital and liquidity profile, improving earnings, and continued improvement in asset quality.
On November 2, 2016, Moody's upgraded the senior unsecured and subordinated debt ratings of Regions Financial Corporation to Baa2.  Further, Moody’s upgraded Regions Bank's long-term deposits rating to A2 and its senior unsecured and subordinated debt ratings to Baa2.  Following the upgrade the outlook for the Company is Stable. The upgrade is reflective of the Company's continued improvement in asset quality, sensitivity to asset concentrations in its loan portfolio, reduction in direct-energy loan exposure, and strong capital and liquidity profile.
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

NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted fee income ratio,” “adjusted efficiency ratio,” “return on average tangible common stockholders’ equity,” average and end of period “tangible common stockholders’ equity,” and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as adjusted non-interest expense divided by adjusted total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as adjusted non-interest income divided by adjusted total revenue on a taxable-equivalent basis. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income and other financing income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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

Table 17—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
		2016	2015	2016	2015
		(Dollars in millions, except per share data)
INCOME
Net income (GAAP)		$320	$258	$868	$777
Preferred dividends (GAAP)		(16)	(16)	(48)	(48)
Net income available to common shareholders (GAAP)	A	$304	$242	$820	$729
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)	B	$934	$895	$2,718	$2,734
Significant items:
Professional, legal and regulatory expenses (1)		—	—	(3)	(48)
Branch consolidation, property and equipment charges		(5)	(1)	(41)	(50)
Loss on early extinguishment of debt		(14)	—	(14)	(43)
Salary and employee benefits—severance charges		(3)	—	(16)	—
Adjusted non-interest expense (non-GAAP)	C	$912	$894	$2,644	$2,593
Net interest income and other financing income (GAAP)		$835	$836	$2,545	$2,471
Taxable-equivalent adjustment		21	19	63	55
Net interest income and other financing income from continuing operations, taxable-equivalent basis	D	856	855	2,608	2,526
Non-interest income from continuing operations (GAAP)	E	599	497	1,631	1,557
Significant items:
Securities gains, net		—	(7)	(1)	(18)
Insurance proceeds (2)		(47)	—	(50)	(90)
Leveraged lease termination gains, net		(8)	(6)	(8)	(8)
Adjusted non-interest income (non-GAAP)	F	$544	$484	$1,572	$1,441
Total revenue, taxable-equivalent basis	D+E=G	$1,455	$1,352	$4,239	$4,083
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=H	$1,400	$1,339	$4,180	$3,967
Efficiency ratio (GAAP)	B/G	64.25%	66.19%	64.14%	66.97%
Adjusted efficiency ratio (non-GAAP)	C/H	65.27%	66.76%	63.30%	65.38%
Fee income ratio (GAAP)	E/G	41.17%	36.79%	38.48%	38.13%
Adjusted fee income ratio (non-GAAP)	F/H	38.84%	36.18%	37.62%	36.33%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,311	$16,866	$17,184	$16,924
Less: Average intangible assets (GAAP)		5,116	5,089	5,124	5,087
Average deferred tax liability related to intangibles (GAAP)		(161)	(169)	(163)	(171)
Average preferred stock (GAAP)		820	838	820	857
Average tangible common stockholders’ equity (non-GAAP)	I	$11,536	$11,108	$11,403	$11,151
Return on average tangible common stockholders’ equity (non-GAAP) (3)	A/I	10.48%	8.65%	9.60%	8.74%

		September 30, 2016	December 31, 2015
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,365	$16,844
Less: Ending intangible assets (GAAP)		5,110	5,137
Ending deferred tax liability related to intangibles (GAAP)		(160)	(165)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	J	$11,595	$11,052
Ending total assets (GAAP)		$125,177	$126,050
Less: Ending intangible assets (GAAP)		5,110	5,137
Ending deferred tax liability related to intangibles (GAAP)		(160)	(165)
Ending tangible assets (non-GAAP)	K	$120,227	$121,078
End of period shares outstanding	L	1,236	1,297
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	9.64%	9.13%
Tangible common book value per share (non-GAAP)	J/L	$9.38	$8.52
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (4)
Stockholders’ equity (GAAP)		$17,365	$16,844
Non-qualifying goodwill and intangibles		(4,936)	(4,958)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		(173)	286
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	M	$11,436	$11,352
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (5)	N	$103,749	$106,188
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	M/N	11.02%	10.69%
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

(2)
Insurance proceeds recognized in the third quarter of 2016 are related to the previously disclosed settlement with the Department of Housing and Urban Development. Insurance proceeds recognized in the second quarter of 2015 are related to the settlement of the previously disclosed 2010 class-action lawsuit.

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

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended September 30
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$3	$—	—%
Trading account securities	117	—	—	111	—	—
Securities:
Taxable (1)	24,929	135	2.15	23,912	137	2.28
Tax-exempt	1	—	—	1	—	—
Loans held for sale	531	4	3.38	492	5	3.58
Loans, net of unearned income (2)(3)	81,283	784	3.82	80,615	767	3.78
Investment in operating leases, net	761	6	2.85	—	—	—
Other earning assets (1)	3,751	9	0.93	3,441	11	1.21
Total earning assets	111,373	938	3.34	108,575	920	3.36
Allowance for loan losses	(1,156)			(1,111)
Cash and due from banks	1,879			1,687
Other non-earning assets	13,733			13,769
	$125,829			$122,920
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,779	3	0.14	$7,182	2	0.13
Interest-bearing checking	20,267	5	0.10	20,992	4	0.08
Money market	26,974	9	0.12	26,793	7	0.10
Time deposits	7,447	14	0.79	8,110	14	0.67
Total interest-bearing deposits (4)	62,467	31	0.19	63,077	27	0.17
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	46	—	—
Other short-term borrowings	1	—	—	250	—	—
Long-term borrowings	8,235	51	2.43	6,112	38	2.45
Total interest-bearing liabilities	70,703	82	0.46	69,485	65	0.37
Non-interest-bearing deposits (4)	35,469	—	—	34,089	—	—
Total funding sources	106,172	82	0.30	103,574	65	0.25
Net interest spread			2.88			2.99
Other liabilities	2,350			2,472
Stockholders’ equity	17,307			16,874
	$125,829			$122,920
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (5)		$856	3.06%		$855	3.13%
_________

(1)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $7 million and $14 million for the three months ended September 30, 2016 and 2015, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.12% and 0.11% for the three months ended September 30, 2016 and 2015, respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$5	$—	—%	$8	$—	—%
Trading account securities	121	4	4.40	109	4	4.82
Securities:
Taxable (1)	24,744	427	2.30	24,064	423	2.36
Tax-exempt	1	—	—	2	—	—
Loans held for sale	450	11	3.38	454	12	3.49
Loans, net of unearned income (2)(3)	81,583	2,356	3.84	79,254	2,256	3.81
Investment in operating leases, net	792	17	2.79	—	—	—
Other earning assets (1)	3,590	27	0.99	3,195	30	1.24
Total earning assets	111,286	2,842	3.39	107,086	2,725	3.40
Allowance for loan losses	(1,141)			(1,102)
Cash and due from banks	1,794			1,722
Other non-earning assets	13,795			13,756
	$125,734			$121,462
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,688	8	0.15	$7,076	7	0.13
Interest-bearing checking	20,755	15	0.10	21,416	13	0.08
Money market	26,794	23	0.11	26,554	21	0.10
Time deposits	7,385	40	0.73	8,285	41	0.66
Total interest-bearing deposits (4)	62,622	86	0.18	63,331	82	0.17
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	783	—	—
Other short-term borrowings	3	—	—	452	1	0.20
Long-term borrowings	8,520	148	2.29	4,138	116	3.74
Total interest-bearing liabilities	71,145	234	0.44	68,704	199	0.39
Non-interest-bearing deposits (4)	35,107	—	—	33,357	—	—
Total funding sources	106,252	234	0.29	102,061	199	0.26
Net interest spread			2.95			3.01
Other liabilities	2,300			2,472
Stockholders’ equity	17,182			16,929
	$125,734			$121,462
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (5)		$2,608	3.13%		$2,526	3.15%
_________

(1)
Investments in FRB and FHLB stock were reclassified from securities available for sale to other earning assets during the fourth quarter of 2015. All periods presented have been revised to reflect this presentation.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $26 million and $31 million for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.12% and 0.11% for the nine months ended September 30, 2016 and 2015, respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the third quarter of 2016, net interest income and other financing income (taxable-equivalent basis) totaled $856 million compared to $855 million in the third quarter of 2015. The net interest margin (taxable-equivalent basis) was 3.06 percent for the third quarter of 2016 and 3.13 percent for the third quarter of 2015. For the first nine months of 2016 and 2015, net interest income and other financing income (taxable-equivalent basis) totaled $2.6 billion and $2.5 billion, respectively. The net interest margin (taxable-equivalent basis) was 3.13 percent and 3.15 percent for the first nine months of 2016 and 2015, respectively. The decrease in net interest margin (taxable-equivalent basis) for the third quarter and the first nine months of 2016, compared to the same periods of 2015, was primarily due to an increase in rates paid on interest-bearing liabilities, reflecting a decline in low-cost short-term borrowings.
Management expects to increase net interest income and other financing income in the range of 2 percent to 4 percent in 2016 compared to 2015.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. While not presented, up-rate scenarios of greater magnitude are also analyzed. Regions prepares a minus 50 basis points scenario, as minus 100 and 200 basis points scenarios are of limited use in the current rate environment. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of September 30, 2016, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2017. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Because interest rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
With respect to sensitivity to long-term interest rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $109 million if longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if longer-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $65 million. These estimates may vary to the extent that long-term yield curve basis relationships change. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.

Table 19—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2016
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$253
+ 100 basis points	141
- 50 basis points	(81)

Instantaneous Change in Interest Rates
+ 200 basis points	$278
+ 100 basis points	173
- 50 basis points	(133)
As discussed above, the interest rate sensitivity analysis presented in Table 19 is informed by a variety of assumptions and estimates regarding the course of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions that affect the estimates for net interest income and other financing income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 19, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $56 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 19. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $27 million.
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
Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. A Eurodollar futures contract is a future on a Eurodollar deposit. Eurodollar futures contracts subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures. Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable (or vice versa) streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of interest settlements. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell market instruments at a future date for an already agreed-upon price. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used by customers to manage fluctuations in foreign exchange rates. The Company is subject to the credit risk that another party will fail to perform.

Regions has made use of interest rate swaps in balance sheet hedging strategies to effectively convert a portion of its fixed-rate funding position and available for sale securities portfolios to a variable-rate position and to effectively convert a portion of its variable-rate loan portfolios to fixed-rate. Regions also uses derivatives to economically manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2016
		Estimated Fair Value		Weighted-Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$1,850	$6	$—	3.4	1.2%	0.8%
Receive variable/pay fixed	460	—	45	10.2	0.7	2.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	9,000	97	2	5.2	1.3	0.6
Total derivatives designated as hedging instruments	$11,310	$103	$47	5.1	1.3%	0.7%
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
Regions accounts for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Regions enters into derivative and balance sheet transactions to economically mitigate the impact of market value fluctuations related to residential MSRs. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.

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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2016, Regions had approximately $2.3 billion in cash on deposit with the Federal Reserve, a decrease from approximately $3.9 billion at December 31, 2015.
Regions’ borrowing availability with the FRB as of September 30, 2016, based on assets pledged as collateral on that date, was $14.7 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2016, Regions’ outstanding balance of FHLB borrowings was $2.5 billion and its total borrowing capacity from the FHLB totaled $12.5 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities and residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Regions may also issue bank notes from time to time, either as part of a bank note program or as stand-alone issuances. Refer to Note 13 "Long-Term Borrowings" to the consolidated financial statements in the 2015 Annual Report on Form 10-K for additional information.
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
INFORMATION SECURITY RISK
Operational risks comprise several elements, including information security risks. Information security risks such as evolving and adaptive cyber-attacks, regularly conducted against Regions and other large financial institutions to compromise or disable information systems, have generally increased in recent years. This trend is expected to continue in part because of the proliferation of new technologies, the use of mobile devices, more financial transactions conducted online, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
Regions spends significant resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program to include oversight of third-party relationships involving vendors. The Board, through its various committees, is briefed at least quarterly on information security matters.
Regions participates in information sharing organizations such as FS-ISAC to gather and share information amongst peer banks to better prepare and protect systems from attack. FS-ISAC is a nonprofit organization whose objective is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
Regions has contracts with vendors to provide denial of service mitigation. These vendors have also continued to commit the necessary resources to support Regions in the event of an attack. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security. As an additional security measure, Regions has placed a computer forensics firm and an industry-leading consulting firm on retainer in case of a breach event.
Even if Regions successfully prevents data breaches to its own networks, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain components of its business infrastructure, which may also increase information security risk.
REGULATORY RISK
In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank's previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received "High Satisfactory" ratings on its CRA components, but its overall CRA rating was downgraded from "Satisfactory" to “Needs to Improve.” The downgrade was attributed to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and Regulation E. Regions Bank had self-reported these matters and provided remuneration to affected customers during 2011 and 2012. This downgrade imposes restrictions on the Company's ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating is improved. Although Regions Bank's next CRA examination is currently in progress, any results therefrom, and the timing of such results, will not be known until later.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $29 million in the third quarter of 2016 compared to $60 million during the third quarter of 2015. The provision for loan losses totaled $214 million for the first nine months of 2016 compared to $172 million for the first nine months of 2015. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2016 vs. 9/30/2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$166	$167	$(1)	(0.6)%
Card and ATM fees	105	93	12	12.9%
Investment management and trust fee income	54	49	5	10.2%
Mortgage income	46	39	7	17.9%
Insurance commissions and fees	38	38	—	—%
Capital markets fee income and other	42	29	13	44.8%
Insurance proceeds	47	—	47	NM
Commercial credit fee income	17	20	(3)	(15.0)%
Bank-owned life insurance	22	17	5	29.4%
Investment services fee income	15	15	—	—%
Securities gains, net	—	7	(7)	(100.0)%
Net revenue from affordable housing	2	2	—	—%
Market value adjustments on employee benefit assets	4	(5)	9	(180.0)%
Other miscellaneous income	41	26	15	57.7%
	$599	$497	$102	20.5%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2016 vs. 9/30/2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$491	$496	$(5)	(1.0)%
Card and ATM fees	299	268	31	11.6%
Investment management and trust fee income	156	151	5	3.3%
Mortgage income	130	125	5	4.0%
Insurance commissions and fees	114	106	8	7.5%
Capital markets fee income and other	121	76	45	59.2%
Insurance proceeds	50	90	(40)	(44.4)%
Commercial credit fee income	54	57	(3)	(5.3)%
Bank-owned life insurance	75	55	20	36.4%
Investment services fee income	46	40	6	15.0%
Securities gains, net	1	18	(17)	(94.4)%
Net revenue from affordable housing	16	10	6	60.0%
Market value adjustments on employee benefit assets	—	(5)	5	(100.0)%
Other miscellaneous income	78	70	8	11.4%
	$1,631	$1,557	$74	4.8%
_________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The decreases during the third quarter and first nine months of 2016 compared to the same periods of 2015 were primarily due to the change in posting order of customer deposit transactions that went into effect during the fourth quarter of 2015, partially offset by growth in consumer checking accounts.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increases in the third quarter and first nine months of 2016 compared to the same periods of 2015 were primarily the result of a continued increase of checking accounts, as well as increased transactions driven in part by the continued migration from cash and checks to cards. Additionally, continued increases in active credit cards generated greater purchase activity resulting in higher interchange income.
Mortgage income—Mortgage income increased in the third quarter and first nine months of 2016 compared to the same periods of 2015 due to increased gains from loan sales partially offset by declines in the market valuation of mortgage servicing rights and related hedging activity. In addition, mortgage servicing income has increased as a result of the first quarter 2016 purchase of the rights to service approximately $2.6 billion in residential mortgage loans.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. The increases in the third quarter and first nine months of 2016 compared to the same periods of 2015 were primarily the result of increases in assets under administration.
Insurance commissions and fees—Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. Insurance commissions and fees remained flat in the third quarter of 2016 compared to the third quarter of 2015. The increase in the first nine months of 2016 compared to the same period of 2015 was partially due to additional revenue generated by the third quarter of 2015 acquisition of an insurance team that specializes in group employee benefits.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in the third quarter of 2016 compared to the same period in 2015 was primarily due to mergers and acquisitions advisory fees, which the company began recognizing in the fourth quarter of 2015 in connection with the purchase of a middle-market advisory firm. The increase in the first nine months of 2016 compared to the same period in 2015 was primarily due to the purchase of the advisory firm, as well as increased loan syndication fees and fees generated from the placement of permanent financing for real estate customers.
Insurance proceeds—In the third quarter of 2016, the Company received $47 million of insurance proceeds related to a previously disclosed settlement with the Department of Justice on behalf of HUD regarding FHA insured mortgage loans. Expenses related to the settlement were accrued in prior periods. Insurance proceeds recognized in the first quarter of 2016 and the second quarter of 2015 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Bank-owned life insurance—Bank-owned life insurance increased in the third quarter and the first nine months of 2016 compared to the same period in 2015 primarily due to claims benefits as well as a gain on exchange of policies in the first quarter of 2016.
Securities gains, net—Net securities gains primarily result from the Company's asset/liability management process. Net securities gains for the first nine months of 2016 compared to the same period in 2015 were lower because during the first quarter of 2016 the Company reduced its exposure to energy-related corporate bonds in an effort to mitigate the risk of future downgrades and incurred $5 million in losses related to these sales. See Note 3 "Securities" to the consolidated financial statements for more information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets increased in the third quarter and for the first nine months of 2016 compared to the same periods of 2015 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and employee benefits expense.
Other miscellaneous income—Other miscellaneous income includes fees from safe deposit boxes, check fees and other miscellaneous fees. The increases in the third quarter and the first nine months of 2016 compared to the same periods in 2015 are primarily due to a recovery of approximately $10 million related to the 2010 Gulf of Mexico oil spill.

NON-INTEREST EXPENSE

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2016 vs. 9/30/2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$486	$470	$16	3.4%
Net occupancy expense	87	90	(3)	(3.3)%
Furniture and equipment expense	80	77	3	3.9%
Outside services	38	38	—	—%
Professional, legal and regulatory expenses	29	25	4	16.0%
FDIC insurance assessments	29	46	(17)	(37.0)%
Marketing	25	24	1	4.2%
Branch consolidation, property and equipment charges	5	1	4	400.0%
Credit/checkcard expenses	14	15	(1)	(6.7)%
Loss on early extinguishment of debt	14	—	14	NM
Provision (credit) for unfunded credit losses	8	—	8	NM
Visa class B shares expense	11	1	10	NM
Other miscellaneous expenses	108	108	—	—%
	$934	$895	$39	4.4%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2016 vs. 9/30/2015
	2016	2015	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,441	$1,405	$36	2.6%
Net occupancy expense	259	270	(11)	(4.1)%
Furniture and equipment expense	237	224	13	5.8%
Outside services	113	109	4	3.7%
Professional, legal and regulatory expenses	63	115	(52)	(45.2)%
FDIC insurance assessments	71	83	(12)	(14.5)%
Marketing	78	75	3	4.0%
Branch consolidation, property and equipment charges	41	50	(9)	(18.0)%
Credit/checkcard expenses	41	41	—	—%
Loss on early extinguishment of debt	14	43	(29)	(67.4)%
Provision (credit) for unfunded credit losses	20	(1)	21	NM
Visa class B shares expense	15	6	9	150.0%
Other miscellaneous expenses	325	314	11	3.5%
	$2,718	$2,734	$(16)	(0.6)%
_________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and benefits increased for the third quarter of 2016 compared to the same period in 2015. The primary drivers of the increase were increased production-based incentives related to capital markets income growth and annual merit increases. Notably, staffing levels declined from 23,423 to 22,215 full-time equivalent positions from the third quarter of 2015 to the third quarter of 2016, serving to partially offset the aforementioned increases. Salaries and benefits also increased for the same reasons for the first nine months of 2016 compared to the same period in 2015. Additionally, severances charges of approximately $16 million were incurred in the first nine months of 2016 with no corresponding amounts in the same period in 2015. See Note 10 "Pension and Other Postretirement Benefits" for details of the net periodic pension costs that illustrate the decrease for the first nine months of 2016 compared to the same period in 2015.

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
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in legal reserves. Professional, legal and regulatory expenses decreased during the first nine months of 2016 compared to the same period in 2015 as a result of a net $48 million accrual for contingent legal and regulatory expenses in the second quarter of 2015, as well as a favorable legal settlement of $7 million in the first quarter of 2016.
FDIC insurance assessments—FDIC insurance assessments decreased during the third quarter and first nine months of 2016 compared to the same periods in 2015 primarily due to $23 million of additional assessment expenses that were recorded in the third quarter of 2015 related to prior assessments. The surcharge imposed by the FDIC went into effect during the third quarter of 2016 and the expected expense levels are anticipated to be relatively consistent with the third quarter of 2016 level going forward.
Branch consolidation, property and equipment charges—Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges for leased branches are recorded through the actual branch close date, while lease write-off charges are recorded at the actual branch close date. Branch consolidation, property and equipment charges also include costs related to occupancy optimization initiatives.
Loss on early extinguishment of debt— In the first quarter of 2015, Regions purchased approximately $250 million of its 7.50% subordinated notes due May 2018, incurring a related early extinguishment pre-tax charge of approximately $43 million. During the third quarter of 2016, the Company purchased approximately $649 million of its 2.00% senior notes due May 2018. Pre-tax losses on the early extinguishment related to this tender offer were approximately $14 million.
Visa class B shares expense—Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigations. Visa class B shares expense increased during the third quarter and first nine months of 2016 compared to the same periods of 2015. The current quarter expense and driver of the increase relates primarily to a Visa class action settlement that was overturned on appeal.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses were flat during the third quarter of 2016 as compared to the same period in 2015. Other miscellaneous expenses increased during the first nine months of 2016 compared to the same period of 2015, primarily due to increased credit-related valuation charges associated with other real estate and loans held for sale.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended September 30, 2016 was $152 million compared to income tax expense of $116 million for the same period in 2015, resulting in effective tax rates of 32.3 percent and 30.7 percent, respectively. The effective tax rate for the three months ended September 30, 2016 is higher than the prior comparable period principally due to the termination of certain leveraged leases in the current period.
Income tax expense from continuing operations for the nine months ended September 30, 2016 was $380 million compared to income tax expense of $335 million for the same period in 2015, resulting in effective tax rates of 30.6 percent and 29.9 percent, respectively. The effective tax rate for the nine months ended September 30, 2016 is higher than the prior comparable period principally due to discrete tax benefits reported in the prior period, partially offset in the current period by increased tax benefits related principally to affordable housing investments and tax-exempt income.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, bank-owned life insurance and tax-exempt interest. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At September 30, 2016, the Company reported a net deferred tax liability of $49 million compared to a net deferred tax asset of $254 million at December 31, 2015. The change is due principally to an increase in unrealized gains on securities available for sale and derivative instruments.

New accounting guidance related to accounting for share-based payments was issued in March 2016. The guidance eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in income tax expense or benefit when the awards vest or are settled. As a result of adoption in 2017, Regions estimates an incremental increase to income tax expense of approximately $5 million in the second quarter of 2017 and the first quarter of 2018 related to expiring stock options. See Note 15 "Recent Accounting Pronouncements" for additional information.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three and nine months ended September 30, 2016 income from discontinued operations was primarily the result of recoveries of legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 87 through 90 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2016, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2016, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2016	5,600,000	$9.09	5,600,000	$589,026,605
August 1-31, 2016	17,494,353	$9.36	17,494,353	$425,101,410
September 1-30, 2016	—	$—	—	$425,101,410
Total 3rd Quarter	23,094,353	$9.29	23,094,353	$425,101,410
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. As of September 30, 2016, Regions repurchased approximately 23.1 million shares of common stock at a total cost of approximately $215 million under this plan. The Company continued to repurchase shares under this plan in the fourth quarter of 2016, and as of November 3, 2016, Regions had additional repurchases of approximately 10.9 million shares of common stock at a total cost of approximately $116.7 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million.
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

DATE: November 4, 2016	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)