Form 10-K
period 2016-12-31
REGIONS FINANCIAL CORP
filed 2017-02-24
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Common Stock, $.01 par value—$10,367,597,293 as of June 30, 2016.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—1,205,258,693 shares issued and outstanding as of February 22, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 20, 2017 are incorporated by reference into Part III.

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
NAV - Net Asset Value.
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

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and leases, including operating leases.

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

•	Our ability to realize our adjusted efficiency ratio target as part of our expense management initiatives.

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

Item 1. Business
Regions Financial Corporation is a financial holding company headquartered in Birmingham, Alabama that operates in the South, Midwest and Texas. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance brokerage, trust services, merger and acquisition advisory services, and other specialty financing. At December 31, 2016, Regions had total consolidated assets of approximately $126.0 billion, total consolidated deposits of approximately $99.0 billion and total consolidated stockholders’ equity of approximately $16.7 billion.
Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2016, Regions operated 1,906 ATMs and 1,527 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, and Texas.
The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	326
Tennessee	230
Alabama	226
Mississippi	132
Georgia	124
Louisiana	104
Arkansas	88
Texas	76
Missouri	57
Illinois	55
Indiana	55
South Carolina	26
Kentucky	12
Iowa	10
North Carolina	6
Total	1,527

Other Financial Services Operations
In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:
Regions Insurance Group, Inc., a subsidiary of Regions, is an insurance broker that offers the placement of insurance coverage with insurance companies or other risk bearing entities through its subsidiaries: Regions Insurance, Inc., headquartered in Birmingham, Alabama; Trilogy Risk Specialists, Inc., headquartered in Memphis, Tennessee; and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, vehicle, casualty, life, health and accident insurance. Regions Insurance, Inc. also provides services related to employee benefits. Trilogy Risk Specialists, Inc. operates as a wholesale insurance broker assisting retail insurance brokers in placing insurance coverage for the retail brokers’ customers with risk bearing entities. Regions Insurance Services, Inc. offers various insurance products, such as crop and life insurance. Regions Insurance Group, Inc. is one of the thirty largest insurance brokers in the United States based on annual revenues.

Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, each a wholly-owned subsidiary of Regions Bank, provide equipment financing products, focusing on commercial clients.
Regions Investment Services LLC , a wholly-owned subsidiary of Regions Bank, offers investments and insurance products to Regions Bank customers, provided by licensed insurance agents. In addition, Regions Bank and Regions Investment Services, Inc. also maintain an agreement with Cetera Investment Services, LLC to offer securities, insurance and advisory services to Regions Bank customers through dually-employed financial consultants.
Regions Securities LLC, a wholly-owned subsidiary of Regions headquartered in Atlanta, Georgia, serves as a broker-dealer to commercial clients and acts in an advisory capacity to merger and acquisition transactions. Additionally, BlackArch Partners LLC is a wholly-owned subsidiary of Regions and is headquartered in Charlotte, North Carolina. BlackArch Partners LLC and its subsidiaries offer merger and acquisition services to its institutional clients and commercial entities.
Regions Affordable Housing LLC is a wholly-owned subsidiary of Regions Bank headquartered in Great Neck, New York and engages in Low Income Housing Tax Credit corporate fund syndication and asset management.
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
As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010, and implementation of the Dodd-Frank Act and related rulemaking activities continued in 2016.
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
Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. Its operations are generally subject to supervision and examination by both the Federal Reserve and the Alabama State Banking Department and the bank regulators are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. State and federal law govern the activities in which Regions Bank engages, including the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Regions Bank also is affected by the actions of the Federal Reserve Board as it implements monetary policy.
All member banks of the Federal Reserve System, including Regions Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to 6 percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. Prior to the enactment of the Fixing America's Surface Transportation Act (“FAST Act”) in December 2015, member banks received a fixed, 6 percent dividend annually on their stock. Under the FAST Act, beginning on January 1, 2016, the annual dividend rate for member banks with total assets in excess of $10 billion, including Regions Bank, changed to a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at 6 percent.
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
Financial Regulatory Reform
The financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the U.S. In particular, the Dodd-Frank Act and the rules that followed have significantly restructured the financial regulatory regime in the U.S. and provide for enhanced supervision and prudential standards for, among other institutions, BHCs like Regions that have total consolidated assets of $50 billion or more. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry.
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
Pursuant to the Dodd-Frank Act, BHCs with total consolidated assets of $50 billion or more, such as Regions, are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. In September 2011, these agencies issued a joint final resolution plan rule implementing this requirement. The FDIC issued a separate such rule applicable to insured depository institutions of $50 billion or more in total assets, such as Regions Bank. Regions and Regions Bank submitted their most recent resolution plans to these agencies in December 2016. If the Federal Reserve and the FDIC determine that these plans are not credible and we do not cure the deficiencies, the Federal Reserve and the FDIC may impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Company.
The Basel III Rules, summarized briefly below, have impacted our level of capital, and may influence the types of business we may pursue and how we pursue business opportunities. Among other things, the Basel III Rules raised the required minimums for certain capital ratios, added a common equity ratio, included capital buffers, and restricted what constitutes capital. The capital and risk weighting requirements became effective for us on January 1, 2015.
Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
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
For a BHC to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “-Regulatory Remedies under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under CRA. The BHC itself must also be well-capitalized and well-managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to be well-capitalized or well-managed after engaging in activities not permissible for BHCs that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a BHC electing to be treated as a financial holding company. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a CRA rating of at least "satisfactory", the financial holding company would not be able to commence any new financial activities or acquire a company that engages in such activities, although the financial holding company would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.
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
Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to Regions and Regions Bank, parts of which are currently being phased in, are based on Basel III.
Prior to January 1, 2015, the risk-based capital standards applicable to Regions and Regions Bank (the “general risk-based capital rules”) were based on Basel I. In July 2013, the federal bank regulators approved the final Basel III Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules substantially revised the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries, including Regions and Regions Bank, as compared to the general risk-based capital rules. The Basel III Rules became effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period for certain provisions).
The Basel III Rules, among other things, (i) introduced a new capital measure called CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the Basel III Rules, the minimum capital ratios are:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
The Basel III Rules also introduced a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to advanced approaches institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. The reportable capital conservation buffer is equal to the lowest difference between the three risk-based capital ratios less the applicable minimum required ratio. Banking institutions with ratios that are above the minimum but below the combined capital conservation buffer and countercyclical capital buffer (when applicable) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
The Basel III Rules also provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a remaining 3-year period (began at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a remaining 3-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Basel III Rules prescribed a new standardized approach for risk weightings that expands the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.
Leverage Requirements
BHCs and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0% for all BHCs.
Liquidity Regulation
Liquidity risk management and supervision have become increasingly important since the financial crisis. During 2014, the federal banking agencies adopted final rules implementing for certain U.S. banking organizations one of the two new standards provided for in the Basel III liquidity framework - its LCR, which is designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. The LCR rule, as adopted, applies in its most comprehensive form only to advanced approaches BHCs and depository institutions subsidiaries of such BHCs and, in a modified form, to BHCs that are not advanced approaches BHCs but have $50 billion or more in total consolidated assets such as Regions. As of January 1, 2017, the rule has been fully phased in. Regions is required to calculate its LCR on a monthly basis. If a covered company fails to meet the required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. In December 2016, the Federal Reserve issued a final rule that requires BHCs, such as Regions, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR beginning for modified LCR BHC’s such as Regions on October 1, 2018. At December 31, 2016, Regions' LCR was above the minimum requirement.
The Basel III framework also included a second standard, referred to as the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the federal banking agencies issued a proposed rule that would implement the NSFR for large U.S. banking organizations. BHCs with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as Regions, would be subject to a modified NSFR requirement which would require such BHCs to maintain a minimum NSFR of 0.7 on an ongoing basis, calculated by dividing the organization's available stable funding ("ASF") by its required stable funding ("RSF"). Under the proposed rule, a banking organization’s ASF would be calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon. If implemented, the proposed rule would take effect on January 1, 2018.
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

In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve's non-objection to our capital plan. Should the Federal Reserve object to a capital plan, a BHC may not make any capital distribution other than those capital distributions to which the Federal Reserve has indicated its non-objection in writing. The Federal Reserve may object to a capital plan if the plan does not show that the covered BHC has sufficient capital to continue operations under expected conditions and stressed scenarios throughout the nine-quarter planning horizon covered by the capital plan. The CCAR rules, consistent with prior Federal Reserve guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny. As a result of a final rule adopted by the Federal Reserve in January 2017, beginning with the 2017 CCAR cycle, the Federal Reserve may no longer object to capital plans submitted by BHCs that have total consolidated assets of at least $50 billion but less than $250 billion, non-bank assets of less than $75 billion, and that are not U.S. global-systemically important banks (referred to as “large and non-complex firms”), such as Regions, on the basis of qualitative criteria. Our annual capital planning submission is due by April and the Federal Reserve will publish the results of its supervisory CCAR review of our capital plan by June 30 of each year.
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
Regulatory Remedies under the FDIA
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2016, both Regions and Regions Bank were well-capitalized.
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
Under Alabama law, Regions Bank may not pay a dividend in excess of 90% of its net earnings unless its surplus is equal to at least 20% of capital. Regions Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. Regions Bank cannot, without approval from the Federal Reserve and the Alabama Superintendent of Banking, declare or pay a dividend to Regions unless Regions Bank is able to satisfy the criteria discussed above.
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
Transactions with Affiliates
There are various legal restrictions governing transactions between Regions and its non-bank subsidiaries, on the one hand, and Regions Bank and its subsidiaries, on the other hand, including the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. In general, any “covered transaction” by Regions Bank (or its subsidiaries) with an affiliate that is an extension of credit must be secured by designated amounts of specified collateral and (i) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of Regions Bank, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of Regions Bank. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of these limitations, in particular, by including within its scope derivative transactions by and between Regions Bank or its subsidiaries and Regions or its other subsidiaries. The Federal Reserve enforces these restrictions and audits Regions for compliance.
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
Deposit Insurance Assessments. Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions are calculated based on one of two scorecards, one for most large institutions that have more than $10 billion in assets, such as Regions Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the CAMELS ratings, as well as forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. As of July 1, 2016, for large institutions, including Regions Bank, the initial base assessment rate ranges from 3 to 30 basis points on an annualized basis (basis points representing cents per $100). Prior to July 1, 2016, the initial base assessment rate ranged from 5 to 35 basis points. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. The deposit insurance assessment base is calculated based on the average of total assets less the average tangible equity of the insured depository institution during the assessment period, less allowable deductions.
The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15% prior to September 2020 and 1.35% thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2%. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. Additionally, in October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The final rule with respect to this surcharge became effective on July 1, 2016 and the surcharge will continue through the earlier of the quarter that the DRR first reaches or exceeds 1.35% or December 31, 2018. The combined reduction in the initial base assessment rate and the surcharge has increased our FDIC insurance assessments by approximately $5 million per quarter. During 2016, Regions Bank’s total FDIC insurance assessments and surcharge were $99 million, a $6 million increase from 2015.We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will increase deposit insurance assessment levels in the future.
For more information, see the “FDIC Insurance Assessments” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the FICO to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. Regions Bank had a FICO assessment of approximately $6 million in FDIC deposit premiums in 2016, which was included in the $99 million in total FDIC insurance assessments previously disclosed.
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
The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the U.S., or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the BHCs and banks impacted and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and the consideration of convenience and needs of the community to be served includes the parties’ performance under the CRA. The Federal Reserve must also take into account the institutions’ effectiveness in combating money laundering. In addition, pursuant to the Dodd-Frank Act, the BHC Act was amended to require the Federal Reserve to, when evaluating a proposed transaction, consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.
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
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. The Regions Information Security Program reflects the requirements of this guidance. If, however, we fail to observe the regulatory guidance in the future, we could be subject to various regulatory sanctions, including financial penalties.
In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. We will continue to monitor any developments related to this proposed rulemaking.
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
In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank's previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received "High Satisfactory" ratings on its CRA components, but its overall CRA rating was downgraded from "Satisfactory" to “Needs to Improve.” The downgrade was attributed to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and the Federal Reserve's Regulation E. Regions Bank had self-reported these matters and provided remuneration during  2011 and 2012. This downgrade imposed restrictions on the Company's ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating was improved.  On December 19, 2016, the Federal Reserve Bank of Atlanta informed Regions that the Company's overall CRA rating had been reinstated from "Needs to Improve" to "Satisfactory" and this regulatory issue is resolved. Further, Regions continued to receive a "High Satisfactory" rating on the lending, investment and service portions of the Company's most recent CRA review.
Compensation Practices
Our compensation practices are subject to oversight by the Federal Reserve. The federal banking regulators have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.
During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Regions and Regions Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, such as Regions, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including Regions, the proposed revised rules would also introduce additional requirements applicable only to “senior executive officers” and “significant risk-takers” (as defined in the proposed rules), including (i) limits on performance measures and leverage relating to performance targets; (ii) minimum deferral periods; and (iii) subjecting incentive compensation to possible downward adjustment, forfeiture and clawback. If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.
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
In 2014, the Financial Crimes Enforcement Network (“FinCEN”), which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and bank secrecy act legislation, proposed a rule that would require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. In May 2016, FinCEN issued its final rules with respect to customer due diligence requirements, and financial institutions that are subject to these final rules, including Regions, are required to comply by May 2018. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
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
Employees
As of December 31, 2016, Regions and its subsidiaries had 22,166 full-time equivalent employees.
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

Item 1A. Risk Factors
An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in our business. This risk also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect our financial results and condition, as well as the value of, and return on investment in the Company.
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

In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve would intervene. There is also no assurance that the measures undertaken by the federal government and the Federal Reserve since the financial crisis will result in continued improvement in the general business environment or in the business environments in the principal markets in which we do business. If economic conditions worsen or remain volatile, our business, financial condition and results of operations could be materially adversely affected.
Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2016 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
Our operations are concentrated in the Southeastern U.S., and adverse changes in the economic conditions in this region can adversely affect our financial results and condition.
Our operations are concentrated in the Southeastern U.S., particularly in the states of Alabama, Florida, Georgia, Louisiana, Mississippi and Tennessee. As a result, local economic conditions in the Southeastern U.S. significantly affect the demand for the loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Following the financial crisis, the national real estate market experienced a significant decline in value, and the value of real estate in the Southeastern U.S. in particular declined significantly more than real estate values in the U.S. as a whole. This decline has had an adverse impact on some of our borrowers and on the value of the collateral securing many of our loans. Although real estate in many geographies has begun to show signs of improvement, this recent decline and any further declines in the future may continue to affect borrowers and collateral values, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions could materially adversely affect our business, results of operations or financial condition.
Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.
A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these or any other severe weather event could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a catastrophic earthquake, hurricane, tornado or other severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of future earthquakes, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as the 2010 Gulf oil spill, could have similar effects.
Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2016, consumer residential real estate loans represented approximately 30% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2016, approximately 8% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
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
Specifically, as of December 31, 2016, energy-related loan balances represented approximately 3% of our total loan portfolio. This amount is comprised of loans directly related to energy, such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil, as well as loans indirectly impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. Given the recent volatility in oil prices, the cash flows of our customers in the oil and gas industry could be adversely impacted, which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our business, financial condition or results of operations.
If we experience greater credit losses in our loan portfolios than anticipated, our earnings may be materially adversely affected.
As a lender, we are exposed to the risk that our customers will be unable to repay their loans and leases according to their terms and that any collateral securing the payment of their loans and leases may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results.
We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. Our management periodically determines the allowance for loan losses based on available information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accrual loans. Increases in the allowance will result in an expense for the period, thereby reducing our reported net income. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially adversely affected.
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
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $10.7 billion home equity portfolio at December 31, 2016, approximately $7.2 billion were home equity lines of credit and $3.5 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2016, approximately $3.9 billion of our home equity lines and loans were in a second lien position.
Industry competition may adversely affect our degree of success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify due in part to the sustained low interest rate and ongoing low-growth economic environment. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial services companies have grown significantly over recent years and is expected to continue growing.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through actions such as quantitative easing, and the market's expectations for future inflation, growth and other economic considerations. The level of net interest income and other financing income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and other financing income may decline and, with it, a decline in our earnings may occur. Our net interest income and other financing income and our earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. In particular, despite the rate increase in December 2016, short-term interest rates remain very low by historical standards. These low rates have reduced our cost of funding, which helped to stabilize our net interest margin.
Our current one-year interest rate sensitivity position is moderately asset sensitive. As a result, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income and other financing income. An increasing interest rate environment, however, would increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result.
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
Additionally, at the time Regions was downgraded to below investment grade, certain counterparty contracts were required to be renegotiated, resulting in additional collateral postings of approximately $200 million. Refer to Note 21 “Derivative Financial Instruments and Hedging Activities – Contingent Features” to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Future downgrades could require Regions to post additional collateral. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post additional collateral related to existing contracts with contingent credit features.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2016, we had $4.9 billion of goodwill and $221 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
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
As of December 31, 2016, Regions had approximately $308 million in net deferred tax assets (net of valuation allowance of $30 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2016 (except for $30 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates.
Changes in the soundness of other financial institutions could adversely affect us.
Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even mere speculation about, one or more financial services companies, or the financial services industry generally, may lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or lease or derivative exposure due us. Any such losses may materially and adversely affect our business, financial condition or results of operations.
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
In May 2016, the Federal Reserve, other federal banking agencies and the Securities and Exchange Commission jointly published re-proposed rules (originally proposed in April 2011) designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or BHC with $1 billion or more of assets, such as Regions and Regions Bank. Although the re-proposed rules include more stringent requirements, particularly for larger institutions, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially. For a more detailed discussion of these proposed rules, see the “Supervision and Regulation-Compensation Practices” section of Item 1. “Business” of this Annual Report on Form 10-K.
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
Failure in or breach of our systems or infrastructure, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our businesses or the businesses of our customers. This could result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As public and regulatory expectations, as well as our customers' expectations have increased regarding operational and information security, our systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see the “Supervision and Regulation-Financial Privacy and Cybersecurity” section of Item 1. “Business” of this Annual Report on Form 10-K.
Information security risks for large financial institutions such as Regions have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. Additionally, cyber-attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including Regions. Although these past events have not resulted in a breach of Regions’ client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These criminals may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems. These risks may increase as the use of mobile payment and other Internet-based applications expands.
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition. For a more detailed discussion of these risks and specific occurrences, see the "Information Security Risk" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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
In 2016, we sold 45% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
In addition, we must report as held for sale any loans that we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may, therefore, be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. Management must exercise its judgment in determining when loans must be reclassified from held to maturity status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could adversely affect our financial condition and results of operations. Reclassifying loans from held to maturity to held for sale also requires that the affected loans be marked to the lower of cost or fair value. As a result, any loans classified as held for sale may be adversely affected by changes in interest rates and by changes in the borrower’s creditworthiness. We may be required to reduce the value of any loans we mark held for sale, which could adversely affect our results of operations.
A downgrade or potential downgrade of the U.S. Government’s sovereign credit rating by one or more credit ratings agencies could adversely affect our business.
Future uncertainty over U.S. fiscal policy could result in a downgrade or a reduction in the outlook of the U.S. long-term sovereign credit rating by one or more credit ratings agencies. Any downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook could adversely affect global financial markets and economic conditions and may result in, among other things, increased volatility and illiquidity in the capital markets, declines in consumer confidence, increased unemployment levels and declines in the value of U.S. Treasury securities and securities guaranteed by the U.S. government. As a result, our business, liquidity, results of operations and financial conditions may be adversely affected. Additionally, the economic conditions resulting from any such downgrade or perceived future downgrade may significantly exacerbate the other risks we face.
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
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, that will, effective January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The standard is likely to have a negative impact, potentially material, to the allowance and capital at adoption in 2020; however, Regions is still evaluating the impact.  It is also possible that Regions’ ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
Risks Arising From the Legal and Regulatory Framework in which Our Business Operates
We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters, have been increasing dramatically and are likely to continue to increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.
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
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The transaction closed on April 2, 2012. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2016, the carrying value of the indemnification obligation is approximately $28 million. This amount reflects an estimate of liability; however, actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our financial condition or results of operations.
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
We are also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Changes to the legal and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which we operate. These changes have resulted in increased costs of doing business, decreased revenues and net income, and may impact our ability to effectively compete in attracting and retaining customers. Recent political developments, including the change in administration in the U.S., have added additional uncertainty to the implementation, scope and timing of regulatory reforms. Regulations and laws may be modified or repealed at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries.
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
In particular, the capital adequacy and liquidity guidelines applicable to Regions and Regions Bank under the Basel III Rules, which began to be phased in starting in 2015, require Regions to satisfy additional, more stringent capital adequacy and liquidity standards than in the past. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity.
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
Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan as discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K above. The CFPB has also issued guidance, which has faced Congressional opposition, that could radically reshape the automotive financing industry by subjecting indirect automobile lenders, such as Regions, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect automobile lenders monitor and control certain credit policies and procedures undertaken by automobile dealers. Compliance with the rules and policies adopted by the CFPB may limit the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted (including our residential mortgage and indirect auto lending businesses in particular). We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.
We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any future acquisitions that are completed, or may choose not to pursue acquisition opportunities we might find beneficial.
A substantial part of our historical growth has been a result of acquisitions of other financial institutions, and we may, from time to time, evaluate and engage in the acquisition or divestiture of businesses (including their assets or liabilities, such as loans or deposits). We must generally satisfy a number of meaningful conditions prior to completing any such transaction, including in certain cases, federal and state bank regulatory approvals. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the supervisory ratings and compliance history of all institutions involved, the anti-money laundering and Bank Secrecy Act compliance history of all institutions involved, CRA examination results and the effect of the transaction on financial stability. In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank’s previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received “High Satisfactory” ratings on its CRA components, but its overall CRA rating was downgraded from “Satisfactory” to “Needs to Improve.” The downgrade was attributable to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and the Federal Reserve's Regulation E. Regions Bank had self-reported these matters and provided remuneration during 2011 and 2012. This downgrade imposed restrictions on the Company’s ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating was improved. On December 19, 2016, the Federal Reserve Bank of Atlanta informed Regions that the Company's overall CRA rating had been reinstated from "Needs to

Improve" to "Satisfactory" and this regulatory issue is resolved. Further, Regions continued to receive a "High Satisfactory" rating on the lending, investment and service portions of the Company's most recent CRA review.
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
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums we will be required to pay for FDIC insurance. High levels of bank failures over the past several years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009, and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, or the FDIC may charge additional special assessments or require future prepayments. Additional increases in our assessment rate may be required in the future to achieve the FDIC’s designated reserve ratio. These increases in deposit assessments and any future increases, required prepayments or special assessments of FDIC insurance premiums may adversely affect our business, financial condition or results of operations. See the “Supervision and Regulation-Deposit Insurance” discussion within Item 1. "Business" and the "Non-Interest Expense" discussion within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to Regions Bank.
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
The Dodd-Frank Act created a new mechanism, the OLA, for liquidation of systemically important BHCs and non-bank financial companies. The OLA is administered by the FDIC and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority only after consultation with the President of the U.S. and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, BHCs with total consolidated assets of $50 billion or more, such as Regions. Any such assessments may adversely affect our business, financial condition or results of operations.
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2016, Regions’ total liabilities were approximately $109.3 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of Regions Bank fall below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2016, our subsidiaries’ total deposits and borrowings were approximately $107.4 billion.

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
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and other business purposes. Our ability to raise additional capital, if needed, will depend on, among other things, prevailing conditions in the capital markets, which are outside of our control, and our financial performance. The economic slowdown and loss of confidence in financial institutions over the past several years may increase our cost of funding and limit our access to some of our customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We cannot be assured that capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.
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
At December 31, 2016, Regions Bank, Regions’ banking subsidiary, operated 1,527 banking offices. At December 31, 2016, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions common stock are set forth in Table 27 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 21, 2017, there were 48,619 holders of record of Regions common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2016, are set forth in Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
In connection with Regions' acquisition of BlackArch Partners LLC ("BlackArch") on October 20, 2015, Regions issued 831,766 shares of Regions common stock to the former owners of BlackArch as partial consideration for the acquisition. The shares issued in the transaction are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Pursuant to contingent payment provisions in the purchase agreement, if certain conditions are met, Regions will issue up to 1,528,234 additional shares of Regions common stock to the former owners of BlackArch over the four-year period following the acquisition. During 2016, an additional 196,991 shares were issued, leaving 1,331,243 additional shares to be potentially issued. Each of the former owners of BlackArch are accredited investors and no underwriters or placement agents were involved in connection with issuance of Regions common stock.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2016.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1—31, 2016	7,182,991	$10.70	7,182,991	$468,128,724
November 1—30, 2016	16,218,954	$11.88	16,218,954	$275,204,615
December 1—31, 2016	—	$—	—	$275,204,615
Total 4th Quarter	23,401,945	$11.52	23,401,945	$275,204,615
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million. As of December 31, 2016, Regions repurchased approximately 46.5 million shares of common stock at a total cost of approximately $485 million under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2017, and as of February 23, 2017, Regions had additional repurchases of approximately 10.2 million shares of common stock at a total cost of approximately $149.8 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

	Cumulative Total Return
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Regions	$100.00	$166.82	$233.92	$254.11	$236.52	$362.82
S&P 500 Index	100.00	115.99	153.54	174.54	176.94	198.09
S&P 500 Banks Index	100.00	124.06	168.37	194.49	196.14	243.82

Item 6. Selected Financial Data
The information required by Item 6. is set forth in Table 1 “Financial Highlights” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7. of this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
EXECUTIVE OVERVIEW
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2016 results. Cross references to more detailed information regarding each topic within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
2016 Results
Regions reported net income available to common shareholders from continuing operations of $1.1 billion, or $0.87 per diluted share, in 2016 compared to net income available to common shareholders from continuing operations of $1.0 billion, or $0.76 per diluted share, in 2015.
Net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $3.5 billion in 2016 compared to $3.4 billion in 2015. The net interest margin (taxable-equivalent basis) was 3.14 percent in 2016, reflecting a 1 basis point increase from 2015 primarily due to the increases in yields on earning assets exceeding the slight increase in total funding costs.
The provision for loan losses totaled $262 million in 2016 compared to $241 million in 2015. This increase was primarily due to higher net charge-offs, including $37 million in 2016 energy charge-offs, and the increase in criticized and classified commercial loans, attributable primarily to downward risk rating migration in the energy portfolio.  This increase was offset by the impact of $2.0 billion in business services loan balance runoff, including $436 million in direct energy, and improvement in the risk profile of certain other loan classes. Net charge-offs were 0.34 percent of average loans in 2016, compared to 0.30 percent in 2015.
Non-interest income from continuing operations was $2.2 billion in 2016 and $2.1 billion in 2015. The increase from the prior year was driven primarily by increases in capital markets fee income and other, card and ATM fees, and bank-owned life insurance income. These increases more than offset declines in insurance proceeds, net revenue from affordable housing, and securities gains, net. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Non-interest expenses from continuing operations was $3.6 billion in both 2016 and 2015. While non-interest expenses from continuing operations was relatively consistent in 2016, there were increases in salaries and employee benefits, furniture and equipment expenses, and the provision (credit) for unfunded credit losses. Decreases in net occupancy expenses, FDIC insurance assessments, professional, legal and regulatory expenses, and loss on early extinguishment of debt offset the increases discussed above. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
A discussion of activity within discontinued operations is included at the end of "Operating Results" in the Management’s Discussion and Analysis section of this report.
For more information, refer to the following additional sections within this Form 10-K:

•	"Operating Results" section of MD&A
Capital
Capital Actions
As part of its 2016 CCAR submission, Regions' proposed capital plans included increasing its quarterly common stock dividend from $0.06 per share to $0.065 per share during the second quarter of 2016 and the execution of up to $640 million in common share repurchases. The capital plan also provides the potential for a dividend increase beginning in the second quarter of 2017, which is expected to be considered by the Board in early 2017. The 2016 capital plans cover the period from the second quarter of 2016 through the second quarter of 2017. The Federal Reserve did not object to these plans.
Management expects to continue to evaluate the amount of the common stock dividend with the Board and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
Regions’ Board approved the share repurchase plan. The share repurchase authority granted by the Board was available at the beginning of the second quarter of 2016 and will continue through the second quarter of 2017. Also, on October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increased the total amount authorized under the plan to

$760 million. As of December 31, 2016, Regions had repurchased approximately 46.5 million shares of common stock at a total cost of approximately $485 million under this plan. The Company continued to repurchase shares under this plan into the first quarter of 2017. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
For more information refer to the following additional sections within this Form 10-K:

•	“Stockholders’ Equity” discussion in MD&A

•	Note 15 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with applicable capital adequacy standards established by the Federal Reserve. In 2013, the Federal Reserve published the final Basel III Rules establishing an updated comprehensive capital framework for U.S. banking organizations. The Basel III Rules substantially revised the regulatory capital requirements applicable to BHCs and depository institutions, including Regions and Regions Bank. The Basel III Rules were effective for Regions and Regions Bank beginning January 1, 2015 (subject to a phase-in period), and maintained the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2016, Regions’ Basel III Tier 1 capital and Total capital ratios were estimated to be 11.98% and 14.15%, respectively.
The Basel III Rules also officially defined CET1. When fully phased in on January 1, 2019, the minimum ratio of CET1 to risk-weighted assets will be at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation). Regions' Basel III CET1 ratio at December 31, 2016 on a transitional basis was estimated to be 11.21%. Regions’ understanding of the framework is evolving and will likely change as analysis and discussions with regulators continue. Based on its current understanding, Regions estimates its fully phased-in CET1 ratio (non-GAAP) at December 31, 2016 to be 11.05%.
For more information refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	Table 2 - “GAAP to Non-GAAP reconciliation” in MD&A

•	"Regulatory Requirements" section of MD&A

•	Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements
Loan Portfolio and Credit
During 2016 total loans decreased by $1.1 billion or 1 percent compared to 2015. Commercial and industrial loans declined $809 million, impacted by a $436 million reduction in direct energy loans. Owner-occupied commercial real estate mortgage loans declined $671 million reflecting the softness in loan demand from middle market and small business customers, combined with the competitive market for this asset class. Investor real estate loans declined $473 million as the Company curtailed growth in the multi-family sector. Home equity balances decreased $291 million as the pace of run-off continued to exceed production. These decreases were partially offset by increases in the consumer portfolio, which experienced growth in almost every product category. The consumer growth was led by increases in residential first mortgages of $629 million, and indirect-other of $375 million, as the Company continued to execute its point-of-sale initiatives. The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. Customers continued to benefit from improvement in overall economic conditions in 2016, particularly low interest rates and low inflation. These factors generated excess cash that has been used to support spending in other areas including paying down debt and increasing savings as was experienced in 2015. Labor market and housing market conditions continued to improve at a steady pace over the course of 2016. Overall, the rate of economic growth in 2017 is expected to remain in line with the modest trend rate of growth that has prevailed since the end of the 2007-2009 recession. Management’s expectation for 2017 average loan growth is in the low single digits.
Net charge-offs totaled $277 million, or 0.34 percent of average loans, in 2016, compared to $238 million, or 0.30 percent in 2015. Net charge-offs increased within commercial and industrial, commercial real estate, indirect-vehicles, indirect-other, consumer credit card and other consumer, but were lower within residential first mortgage and home equity when comparing 2016 to the prior year. Total non-accrual loans, past due loans, and troubled debt restructurings also increased year-over-year. Criticized and classified commercial and investor real estate loans increased $241 million in 2016 compared to 2015. The increase in criticized and classified commercial loans was driven primarily by downward risk rating migration in the energy portfolio. The downward migration in direct energy and energy-related credits also drove the increase in commercial troubled debt restructurings as these credits were restructured at concessionary terms. The allowance for loan losses at both December 31, 2016 and December 31, 2015 was 1.36 percent of total loans, net of unearned income. The coverage ratio of allowance for loan losses to non-performing loans was 1.10x at December 31, 2016 compared to 1.41x at December 31, 2015. The adjusted coverage ratio of allowance for loan losses to non-performing loans, which excluded direct energy (non-GAAP), was 1.38x at December 31, 2016 compared to 1.37x at December 31, 2015.

For more information, refer to the following additional sections within this Form 10-K:

•	Adjusted Non-Accrual Loans and Selected Ratios within the "Table 2 - GAAP-to-Non-GAAP Reconciliation"

•	“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A

•	“Provision for Loan Losses” discussion within the “Operating Results” section of MD&A

•	“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A

•	Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements

•	Note 5 "Loans" to the consolidated financial statements

•	Note 6 “Allowance for Credit Losses” to the consolidated financial statements
Net Interest Income and Other Financing Income, Net Interest Margin and Interest Rate Risk
In 2016, the net interest margin increased 1 basis point to 3.14 percent, due to an increase in yields on earning assets exceeding the slight increase in total funding costs . Net interest income and other financing income (taxable equivalent basis) increased $100 million in 2016, driven primarily by higher short-term interest rates, average loan growth, higher securities balances and balance sheet management strategies. Despite continued improvement, net interest income and other financing income and the resulting net interest margin continued to be pressured by a sustained low interest rate environment.
The Company expects to increase net interest income and other financing income in the range of 2 percent to 4 percent in 2017, commensurate with average loan growth in the low single digits. The range assumes an interest rate scenario equal to the market forward interest rates as of November 10, 2016, including an average Fed Funds rate of 81 basis points and an average 10-year U.S. Treasury rate of 2.26 percent for 2017.
For more information, refer to the following additional sections within this Form 10-K:

•	“Net Interest Income and Other Financing Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A

•	“Interest Rate Risk” discussion within “Risk Management” section of MD&A
Liquidity
At the end of 2016, Regions Bank had $3.6 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 81 percent. Cash and cash equivalents at the parent company totaled $1.0 billion. Regions' liquidity policy related to minimum holding company cash requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million.
At December 31, 2016, the Company’s borrowing capacity with the Federal Reserve was $15.6 billion based on available collateral. Borrowing availability with the FHLB was $12.1 billion based on available collateral at the same date. The Company has approximately $12.8 billion of unencumbered liquid securities available for pledging. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has approved a bank note program which would allow Regions Bank to issue up to $5 billion in aggregate principal amount of bank notes outstanding at any one time. As of December 31, 2016, no issuances have been made under this program.
In 2014, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC approved a final rule implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. In January 2016, the minimum phased-in LCR requirement was 90 percent, followed by 100 percent in January 2017. The regulatory agencies finalized a rule that requires public disclosures of certain LCR measures beginning in October 2018 for Regions. At December 31, 2016, the Company was fully compliant with the LCR requirement.
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
2017 Expectations
Management expectations for 2017 are noted below:

•
Expectations for 2017 assume full year GDP growth of 2 to 2.5 percent and an interest rate scenario equal to the market forward interest rates as of November 10, 2016, which equates to an average Fed Funds rate of 81 basis points and an average 10-year U.S. Treasury rate of 2.26 percent for 2017

•	Full year average loan growth in the low single digits compared to 2015 average balances

•	Full year average deposit growth in the low single digits compared to 2015 average balances

•
Net interest income and other financing income up 2 to 4 percent on a full year basis; the higher end of the range assumes that the post-election interest rate environment holds and pressure on deposit costs remains relatively low; the lower end of the range assumes a lower interest rate environment, similar to pre-election levels, or an environment where deposit costs are more reactive

•	Adjusted non-interest income (non-GAAP) growth of 3 to 5 percent on a full year basis

•	Adjusted non-interest expenses (non-GAAP) flat to up 1 percent on a full year basis

•	Full year adjusted efficiency ratio (non-GAAP) of approximately 62 percent

•	Positive adjusted operating leverage (non-GAAP) of 2 to 4 percent on a full year basis

•	Full year net charge-offs of 35 to 50 basis points
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2017 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2016, 2015 and 2014; in addition, financial information for prior years will also be presented when appropriate.
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
See Note 23 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2016	2015	2014	2013	2012
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income, including other financing income	$3,814	$3,603	$3,589	$3,647	$3,904
Interest expense and depreciation expense on operating lease assets	416	296	309	384	603
Net interest income and other financing income	3,398	3,307	3,280	3,263	3,301
Provision for loan losses	262	241	69	138	213
Net interest income and other financing income after provision for loan losses	3,136	3,066	3,211	3,125	3,088
Non-interest income	2,153	2,071	1,903	2,096	2,201
Non-interest expense	3,617	3,607	3,432	3,556	3,526
Income from continuing operations before income taxes	1,672	1,530	1,682	1,665	1,763
Income tax expense	514	455	548	561	583
Income from continuing operations	1,158	1,075	1,134	1,104	1,180
Income (loss) from discontinued operations before income taxes	8	(22)	21	(24)	(99)
Income tax expense (benefit)	3	(9)	8	(11)	(40)
Income (loss) from discontinued operations, net of tax	5	(13)	13	(13)	(59)
Net income (loss)	$1,163	$1,062	$1,147	$1,091	$1,121
Net income (loss) from continuing operations available to common shareholders	$1,094	$1,011	$1,082	$1,072	$1,051
Net income (loss) available to common shareholders	$1,099	$998	$1,095	$1,059	$992
Earnings (loss) per common share from continuing operations – basic	$0.87	$0.76	$0.79	$0.77	$0.76
Earnings (loss) per common share from continuing operations – diluted	0.87	0.76	0.78	0.76	0.76
Earnings (loss) per common share – basic	0.87	0.75	0.80	0.76	0.72
Earnings (loss) per common share – diluted	0.87	0.75	0.79	0.75	0.72
Return on average common stockholders' equity	6.74%	6.21%	6.90%	7.09%	6.98%
Return on average tangible common stockholders’ equity (non-GAAP)(1)	9.69	8.96	10.00	10.59	10.79
Return on average assets from continuing operations	0.87	0.83	0.91	0.91	0.86
BALANCE SHEET SUMMARY
As of December 31—Consolidated
Loans, net of unearned income	$80,095	$81,162	$77,307	$74,609	$73,995
Allowance for loan losses	(1,091)	(1,106)	(1,103)	(1,341)	(1,919)
Assets	125,968	126,050	119,563	117,288	121,270
Deposits	99,035	98,430	94,200	92,453	95,474
Long-term debt	7,763	8,349	3,462	4,830	5,861
Stockholders’ equity	16,664	16,844	16,873	15,660	15,422
Average balances—Continuing Operations
Loans, net of unearned income	$81,333	$79,634	$76,253	$74,924	$76,035
Assets	125,506	122,265	118,352	117,712	122,105
Deposits	97,921	96,890	93,481	92,646	95,330
Long-term debt	8,159	5,046	4,057	5,206	6,694
Stockholders’ equity	17,124	16,922	16,609	15,409	14,957
SELECTED RATIOS
Basel I Tier 1 common regulatory capital (non-GAAP) (3)	N/A%	N/A%	11.65%	11.21%	10.84%
Basel III common equity Tier 1 ratio (2)	11.21	10.93	N/A	N/A	N/A
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP) (1)(2)(3)	11.05	10.69	11.00	10.58	8.87
Tier 1 capital (2)(3)(4)	11.98	11.65	12.54	11.68	12.00
Total capital (2)(3)(4)	14.15	13.88	15.26	14.73	15.38
Leverage capital (2)(3)(4)	10.20	10.25	10.86	10.03	9.65
Tangible common stockholders’ equity to tangible assets (non-GAAP) (1)	8.99	9.13	9.66	9.15	8.57
Efficiency ratio	64.20	66.15	65.42	65.69	63.50
Adjusted efficiency ratio (non-GAAP) (1)	63.28	64.87	64.45	64.46	63.21

	2016	2015	2014	2013	2012
	(In millions, except per share data)
COMMON STOCK DATA
Cash dividends declared per common share	$0.255	$0.23	$0.18	$0.10	$0.04
Common equity book value per share	13.04	12.35	11.81	11.04	10.57
Tangible common book value per share (non-GAAP)(1)	8.95	8.52	8.18	7.47	7.05
Market value at year-end	14.36	9.60	10.56	9.89	7.13
Market price range: (5)
High	14.73	10.87	11.54	10.52	7.73
Low	7.00	8.54	8.85	7.13	4.21
Total trading volume	5,241	4,243	3,689	3,962	5,282
Dividend payout ratio	29.25%	30.76%	22.80%	13.31%	5.59%
Stockholders of record at year-end (actual)	48,958	51,270	57,529	63,815	67,574
Weighted-average number of common shares outstanding
Basic	1,255	1,325	1,375	1,395	1,381
Diluted	1,261	1,334	1,387	1,410	1,387
________
N/A - not applicable.

(1)	See Table 2 for GAAP to non-GAAP reconciliations.

(2)	Current year Basel III common equity Tier 1, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include "adjusted allowance for loan losses to non-performing loans, excluding loans held for sale ratio", “adjusted fee income ratio”, “adjusted efficiency ratio”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
The adjusted allowance for loan losses to non-performing loans, excluding loans held for sale ratio (non-GAAP), which is a measure of credit quality performance, is generally calculated as adjusted allowance for loan losses divided by adjusted total non-accrual loans, excluding loans held for sale. Management believes that excluding the portion of the allowance for loan losses related to direct energy loans and the direct energy non-accrual loans will assist investors in analyzing the Company's credit quality performance absent the volatility that has been experienced by energy businesses. The allowance for loan losses (GAAP) is presented excluding the portion of the allowance related to direct energy loans to arrive at the adjusted allowance for loan losses (non-GAAP). Total non-accrual loans (GAAP) is presented excluding direct energy non-accrual loans to arrive at adjusted total non-accrual loans, excluding loans held for sale (non-GAAP), which is the denominator for the allowance for loan losses to non-accrual loans ratio.
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as non-interest income divided by adjusted total revenue on a taxable-equivalent basis. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income and other financing income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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
The following tables provide: 1) a reconciliation of allowance for loan losses (GAAP) to adjusted allowance for loan losses (non-GAAP), 2) a reconciliation of non-accrual loans (GAAP) to adjusted non-accrual loans (non-GAAP), 3) a computation of adjusted allowance for loan losses to non-performing loans, excluding loans held for sale (non-GAAP), 4) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 5) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 6) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 7) a computation of adjusted total revenue (non-GAAP), 8) a computation of the adjusted efficiency ratio (non-GAAP), 9) a computation of the adjusted fee income ratio (non-GAAP), 10) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 11) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements (non-GAAP).
Table 2—GAAP to Non-GAAP Reconciliation

		Year Ended December 31
		2016	2015	2014	2013	2012
		(Dollars in millions)
ADJUSTED NON-ACCRUAL LOANS AND SELECTED RATIOS
Allowance for loan losses (GAAP)	A	$1,091	$1,106	$1,103	$1,341	$1,919
Less: Direct energy portion		147	151	28	15	24
Adjusted allowance for loan losses (non-GAAP)	B	$944	$955	$1,075	$1,326	$1,895

Total non-accrual loans (GAAP)	C	$995	$782	$829	$1,082	$1,681
Less: Direct energy non-accrual loans		311	83	37	—	20
Adjusted total non-accrual loans (non-GAAP)	D	$684	$699	$792	$1,082	$1,661
Allowance for loan losses to non-performing loans, excluding loans held for sale (GAAP)	A/C	1.10x	1.41x	1.33x	1.24x	1.14x
Adjusted allowance for loan losses to non-performing loans, excluding loans held for sale (non-GAAP)	B/D	1.38x	1.37x	1.36x	1.23x	1.14x

		Year Ended December 31
		2016	2015	2014	2013	2012
		(Dollars in millions, except per share data)
INCOME
Net income (GAAP)		$1,163	$1,062	$1,147	$1,091	$1,121
Preferred dividends and accretion (GAAP)		(64)	(64)	(52)	(32)	(129)
Net income available to common shareholders (GAAP)	E	$1,099	$998	$1,095	$1,059	$992
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)	F	$3,617	$3,607	$3,432	$3,556	$3,526
Significant items:
Professional, legal and regulatory expenses (1)(2)		(3)	(48)	(93)	(58)	—
Branch consolidation, property and equipment charges		(58)	(56)	(16)	(5)	—
Securities impairment, net		—	—	—	—	(2)
Loss on early extinguishment of debt		(14)	(43)	—	(61)	(11)
Salary and employee benefits—severance charges		(21)	(6)	—	—	—
Gain on sale of TDRs held for sale, net		—	—	35	—	—
REIT investment early termination costs (3)		—	—	—	—	(42)
Adjusted non-interest expense (non-GAAP)	G	$3,521	$3,454	$3,358	$3,432	$3,471
Net interest income and other financing income (GAAP)		$3,398	$3,307	$3,280	$3,263	$3,301
Taxable-equivalent adjustment		84	75	63	54	50
Net interest income and other financing income, taxable-equivalent basis	H	3,482	3,382	3,343	3,317	3,351
Non-interest income from continuing operations (GAAP)	I	2,153	2,071	1,903	2,096	2,201
Significant items:
Securities gains, net		(6)	(29)	(27)	(26)	(48)
Insurance proceeds (4)		(50)	(91)	—	—	—
Leveraged lease termination gains, net		(8)	(8)	(10)	(39)	(14)
Gain on sale of affordable housing residential mortgage loans (5)		(5)	—	—	—	—
Gain on sale of other assets (6)		—	—	—	(24)	—
Adjusted non-interest income (non-GAAP)	J	2,084	1,943	1,866	2,007	2,139
Total revenue, taxable-equivalent basis	H+I=K	$5,635	$5,453	$5,246	$5,413	$5,552
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	H+J=L	$5,566	$5,325	$5,209	$5,324	$5,490
Efficiency ratio (GAAP)	F/K	64.20%	66.15%	65.42%	65.69%	63.50%
Adjusted efficiency ratio (non-GAAP)	G/L	63.28%	64.87%	64.45%	64.46%	63.21%
Fee income ratio (GAAP)	I/K	38.21%	37.98%	36.28%	38.72%	39.65%
Adjusted fee income ratio (non-GAAP)	J/L	37.45%	36.50%	35.83%	37.70%	38.97%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,126	$16,916	$16,620	$15,411	$15,168
Less: Average intangible assets (GAAP)		5,125	5,099	5,103	5,136	5,210
Average deferred tax liability related to intangibles (GAAP)		(162)	(170)	(182)	(188)	(195)
Average preferred stock (GAAP)		820	848	754	464	960
Average tangible common stockholders’ equity (non-GAAP)	M	$11,343	$11,139	$10,945	$9,999	$9,193
Return on average tangible common stockholders’ equity (non-GAAP)	E/M	9.69%	8.96%	10.00%	10.59%	10.79%

		Year Ended December 31
		2016	2015	2014	2013	2012
		(Dollars in millions, except share data)
TANGIBLE COMMON RATIOS-CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,664	$16,844	$16,873	$15,660	$15,422
Less: Ending intangible assets (GAAP)		5,125	5,137	5,091	5,111	5,161
Ending deferred tax liability related to intangibles (GAAP)		(155)	(165)	(172)	(188)	(191)
Ending preferred stock (GAAP)		820	820	884	450	482
Ending tangible common stockholders’ equity (non-GAAP)	N	$10,874	$11,052	$11,070	$10,287	$9,970
Ending total assets (GAAP)		$125,968	$126,050	$119,563	$117,288	$121,270
Less: Ending intangible assets (GAAP)		5,125	5,137	5,091	5,111	5,161
Ending deferred tax liability related to intangibles (GAAP)		(155)	(165)	(172)	(188)	(191)
Ending tangible assets (non-GAAP)	O	$120,998	$121,078	$114,644	$112,365	$116,300
End of period shares outstanding	P	1,215	1,297	1,354	1,378	1,431
Tangible common stockholders’ equity to tangible assets (non-GAAP)	N/O	8.99%	9.13%	9.66%	9.15%	8.57%
Tangible common book value per share (non-GAAP)	N/P	$8.95	$8.52	$8.18	$7.47	$7.05
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (7)
Stockholders’ equity (GAAP)		$16,664	$16,844
Non-qualifying goodwill and intangibles		(4,955)	(4,958)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		489	286
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	Q	$11,378	$11,352
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP)(8)	R	$102,975	$106,188
Basel III common equity Tier 1—Fully Phased-In Pro-Forma ratio (non-GAAP)	Q/R	11.05%	10.69%
 _________

(1)
Regions recorded $3 million, $50 million and $100 million of contingent legal and regulatory accruals during the second quarter of 2016, the second quarter of 2015 and the fourth quarter of 2014, respectively, related to previously disclosed matters. The fourth quarter of 2014 accruals were settled in the second quarter of 2015 for $2 million less than originally estimated and a corresponding recovery was recognized.

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
(4) Insurance proceeds recognized in the third quarter of 2016 are related to the previously disclosed settlement with the Department of Housing and Urban Development. Insurance proceeds recognized in 2015 are related to the settlement of the previously disclosed 2010 class-action lawsuit.

(5)
Gain on sale of affordable housing residential mortgage loans in the fourth quarter of 2016 was due to the decision to sell approximately $171 million of loans to Freddie Mac. Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which will be evaluated when the recourse expires during the second quarter of 2017.

(6) In the third quarter of 2013, Regions recorded a $24 million gain on sale of a non-core portion of a Wealth Management business.
(7) The 2016 amounts and the resulting ratio are estimated. Regulatory capital measures for periods prior to 2015 were not revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects. As a result, those calculations are not included in the table.
(8) Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on our understanding of the requirements.

CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with GAAP and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, fair value measurements, intangible assets (goodwill and other identifiable intangible assets), residential MSRs and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.
Allowance for Credit Losses
The allowance for credit losses (“allowance”) consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end. Regions determines its allowance in accordance with GAAP and applicable regulatory guidance.
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
For residential first mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis (e.g., residential first mortgage pools). Historical loss information for similar loans is used as an input for the models.
Factors considered by management in determining the adequacy of the allowance include, but are not limited to: 1) detailed reviews of individual loans; 2) historical and current trends in gross and net loan charge-offs for the various classes of loans evaluated; 3) the Company’s policies relating to delinquent loans and charge-offs; 4) the level of the allowance in relation to total loans and to historical loss levels; 5) levels and trends in non-performing, criticized, classified and past due loans; 6) collateral values of properties securing loans; 7) the composition of the loan portfolio, including unfunded credit commitments; 8) management’s analysis of current economic conditions; and 9) migration of loans between risk rating categories.
In support of collateral values, Regions obtains updated valuations for large commercial and investor real estate non-performing loans on at least an annual basis. For loans that are individually identified for impairment, those valuations are currently discounted as appropriate from the most recent appraisal to consider continued declines in values. The discounted valuations are utilized in the measurement of the level of impairment in the allowance calculation. For loans that are not individually identified for impairment and secured by collateral, Regions considers the impact of declines in valuations in the loss given default estimates within the allowance calculation.
The allowance is sensitive to a variety of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and entered into simultaneously with the primary loan agreements. Evaluation of guarantors’ ability and willingness to pay is considered as part of the risk rating process, which provides the basis for the allowance for loan losses for the commercial and investor real estate portfolios. In concluding that the risk rating is appropriate, Regions considers a number of factors including whether underlying cash flow is adequate to service the debt, payment history, and whether there is appropriate guarantor support. Accordingly, Regions has concluded that the impact of credit support provided by guarantors has been appropriately considered in the calculation and assessment of the allowance for loan losses.
The allowance is also sensitive to a variety of external factors, such as the general health of the economy, as evidenced by volatility in commodity prices, changes in real estate demand and values, interest rates, unemployment rates, bankruptcy filings, fluctuations in the GDP, and the effects of weather and natural disasters such as droughts, floods and hurricanes.
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
Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the internal and external factors mentioned above. For pooled commercial and investor real estate accounts, a 5 percent increase in the PD for non-defaulted accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated inherent losses of approximately $55 million.

Losses on residential real estate mortgages, home equity lending and other consumer-related loans can be affected by such factors as collateral value, loss severity, and other internal and external factors mentioned above. A 5 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $11 million.
These pro forma analyses demonstrate the sensitivity of the allowance to key assumptions; however, they do not reflect an expected outcome.
For further discussion of the allowance for credit losses, see Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
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
A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on a variety of inputs the Company utilizes. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market are used (Level 2 valuations). Where observable market data is not available, the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data (Level 3 valuations). These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed discussion of determining fair value, including pricing validation processes.
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.9 billion at both December 31, 2016 and 2015, respectively, and is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Refer to Note 23 “Business Segment Information” to the consolidated financial statements for discussion of Regions' reorganization of its management reporting structure during the first quarter of 2016 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach. Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion).
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
In estimating future cash flows, a balance sheet as of the test date and statements of income for the last twelve months of activity for each reporting unit is compiled. From that point, future balance sheets and statements of income are projected based on the inputs. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to recent internal forecasts and/or budgets. These internal forecasts range from 1 to 3 years and are based on inputs developed in the Company’s internal strategic planning processes.
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
The results of the calculations for the fourth quarter of 2016 indicated that the estimated fair values of the Corporate Bank, Consumer Bank and Wealth Management reporting units were $10.2 billion, $9.3 billion and $1.7 billion, respectively, which were greater than their carrying amounts of $9.2 billion, $6.2 billion and $1.1 billion, respectively. Therefore, the goodwill of each reporting unit was considered not impaired as of the testing date, and Step Two of the goodwill impairment test was not required. Refer to Note 10 “Intangible Assets” to the consolidated financial statements for the key assumptions used in estimating the fair value of each reporting unit as of fourth quarter 2016 and fourth quarter 2015.
The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the fourth quarter of 2016, first quarter of 2016 and the fourth quarter of 2015:

Discount Rate:	Corporate Bank	Consumer Bank	Wealth Management
Fourth quarter 2016 (1)	10.00%	10.25%	11.50%
First quarter 2016 (1)	11.00%	11.25%	12.00%
Fourth quarter 2015	11.00%	11.00%	12.00%
_______

(1)	The discount rates decreased in the fourth quarter 2016 goodwill test as compared to the first quarter 2016 goodwill test due primarily to a decline in the risk-free rate.
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a protraction in the current low level of interest rates significantly beyond 2017.
For sensitivity analysis, a discount rate of 11.00 percent for the Corporate Bank, 11.25 percent for the Consumer Bank reporting units and 12.50 percent for the Wealth Management reporting unit would result in estimated fair values of equity of $9.2 billion, $8.3 billion, and $1.6 billion, respectively. All three reporting units' estimated fair value would continue to exceed the book value by approximately $13 million, $2.1 billion, and $468 million, respectively, and would not require Step Two procedures. This assumes all other assumptions would remain unchanged in the fourth quarter of 2016 calculation.
If the prior year inputs for GCM and GTM had remained the same for the fourth quarter of 2016, the estimated fair value would continue to exceed book value for the Corporate Bank, Consumer Bank, and Wealth Management reporting units by approximately $1.6 billion, $2.7 billion, and $668 million, respectively. This assumes all other assumptions would remain unchanged in the fourth quarter of 2016 calculation.
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
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $324 million at December 31, 2016. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2016 fair value of residential MSRs by approximately 4 percent ($13 million) and 9 percent ($28 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2016 fair value of residential MSRs by approximately 4 percent ($11 million) and 7 percent ($21 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 12 percent, would result in a decline in the value of the residential MSRs by approximately $12 million.
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
OPERATING RESULTS
NET INTEREST INCOME AND OTHER FINANCING INCOME AND NET INTEREST MARGIN
Net interest income and other financing income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income and other financing income (taxable-equivalent basis) increased approximately $100 million, or 3 percent in 2016 from 2015, driven primarily by higher short-term interest rates, average loan growth, higher securities balances and balance sheet management strategies. The net interest margin increased to 3.14 percent in 2016 from 3.13 percent in 2015, due to an increase in yields on earning assets exceeding the slight increase in total funding costs during 2016.
Comparing 2016 to 2015, average earning asset yields were higher, increasing 3 basis points. Also, interest-bearing liability rates were higher, increasing by 5 basis points. As a result, the net interest rate spread decreased 2 basis points to 2.97 percent in 2016 compared to 2.99 percent in 2015.
Market volatility driven by domestic as well as global events led to continued accommodative monetary policies from the Federal Reserve and global central banks for the majority of 2016. These dynamics, along with the modest pace of the economic recovery, resulted in continued low levels of both short and long-term interest rates in 2016, both of which have influence on net interest margin and net interest income and other financing income. Long-term interest rates are generally represented by the yield on the benchmark 10-year U.S. Treasury note. The 10-year U.S. Treasury note was 2.24 percent at the beginning of 2016 and ended the year at 2.45 percent. However, the previously mentioned global events led to new all-time low long-term rates as the 10-year U.S. Treasury declined to 1.36 percent on July 8, 2016. The average yield on the benchmark 10-year U.S. Treasury note decreased to 1.84 percent in 2016, as compared to 2.14 percent in 2015. As market rates stayed low, earning asset yields on fixed-rate loans and securities remained under pressure. One way in which long-term interest rates affect asset yields is through their influence on prepayment activity. Low levels of long-term interest rates generate higher levels of prepayments, particularly within fixed-rate loan and securities portfolios, which has resulted in the replacement of these assets at lower rates of interest. As a result of lower interest rates, lower reinvestment yields and prepayments, the taxable investment securities portfolio, which contains significant residential fixed-rate exposure, decreased in yield to 2.28 percent in 2016 from 2.34 percent in 2015. The Company's loan pricing is also influenced by short-term interest rates such as the 30-day LIBOR. As the Federal Reserve modestly increased short term interest rates in December 2015, 30-day LIBOR averaged 50 basis points in 2016, compared to 20 basis points in 2015, leading to modestly higher loan yields.
Deposit costs remained low throughout 2016 given the continuation of historically low interest rates. Short-term interest rates such as the Federal Reserve's Rate of Interest on Excess Reserves and the Prime rate most directly influence deposit costs. These rates remained relatively low throughout 2016, even with the 0.25 percent rate increases during the fourth quarters of both 2015 and 2016. Deposit costs, therefore, remained at a low level of 12 basis points for 2016 compared to 11 basis points for 2015. Average long-term borrowings increased to $8.2 billion in 2016 as compared to $5.0 billion in 2015, but the cost on these borrowings decreased 76 basis points as the mix transitioned from long-term debt securities to shorter-term FHLB advances. See the "Long-Term Borrowings" section in Management's Discussion and Analysis and Note 13 "Long-Term Borrowings" to the consolidated financial statements for additional information.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.
Management expects net interest income and other financing income to increase in the range of 2 percent to 4 percent in 2017, commensurate with average loan and deposit growth in the low single digits. The range assumes an interest rate scenario equal to the market forward interest rates as of November 10, 2016, which equates to an average Fed Funds rate of 81 basis points and an average 10-year U.S. Treasury rate of 2.26 percent for 2017. The higher end of the range assumes that the post-election interest rate environment holds, and pressure on deposit costs remains relatively low. Conversely, the lower end of the range assumes a lower interest rate environment, similar to pre-election levels, or an environment where deposit costs are more reactive.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations” presents a detail of net interest income and other financing income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Year Ended December 31
	2016			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$4	$—	—%	$9	$—	—%	$12	$—	—%
Trading account securities	121	5	3.73	117	5	4.49	107	3	2.92
Securities:
Taxable	24,830	566	2.28	24,130	564	2.34	23,637	584	2.47
Tax-exempt	1	—	—	1	—	—	3	—	—
Loans held for sale	479	16	3.33	442	16	3.65	564	22	3.89
Loans, net of unearned income (1)(2)(3)	81,333	3,150	3.86	79,634	3,017	3.79	76,253	3,004	3.94
Investment in operating leases, net (3)	775	22	2.85	214	5	2.60	—	—	—
Other earning assets	3,469	36	1.05	3,324	43	1.28	3,521	39	1.11
Total earning assets	111,012	3,795	3.41	107,871	3,650	3.38	104,097	3,652	3.51
Allowance for loan losses	(1,139)			(1,106)			(1,235)
Cash and due from banks	1,824			1,702			1,793
Other non-earning assets	13,809			13,798			13,697
	$125,506			$122,265			$118,352
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$7,719	11	0.14	$7,119	9	0.13	$6,596	8	0.12
Interest-bearing checking	20,507	20	0.10	21,324	18	0.08	20,804	19	0.09
Money market	26,909	31	0.11	26,573	28	0.10	26,006	29	0.11
Time deposits	7,415	55	0.75	8,167	54	0.66	9,003	49	0.55
Total interest-bearing deposits (4)	62,550	117	0.19	63,183	109	0.17	62,409	105	0.17
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	588	—	—	1,944	2	0.08
Other short-term borrowings	3	—	—	338	1	0.20	55	—	—
Long-term borrowings	8,159	196	2.38	5,046	158	3.14	4,057	202	4.98
Total interest-bearing liabilities	70,712	313	0.44	69,155	268	0.39	68,465	309	0.45
Non-interest-bearing deposits (4)	35,371	—	—	33,707	—	—	31,072	—	—
Total funding sources	106,083	313	0.29	102,862	268	0.26	99,537	309	0.31
Net interest spread			2.97			2.99			3.06
Other liabilities	2,299			2,481			2,206
Stockholders’ equity	17,124			16,922			16,609
	$125,506			$122,265			$118,352
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (5)		$3,482	3.14%		$3,382	3.13%		$3,343	3.21%

_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $33 million, $58 million and $78 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
During the fourth quarter of 2015, Regions corrected the accounting for approximately $214 million of year-to-date average balances of leases, for which Regions is the lessor. These leases had been previously classified as capital leases but were subsequently determined to be operating leases.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.12%, 0.11% and 0.11% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income including other financing income on:
Trading account securities	$—	$—	$—	$—	$2	$2
Securities-taxable	16	(14)	2	12	(32)	(20)
Loans held for sale	1	(1)	—	(4)	(2)	(6)
Loans, including fees	65	68	133	130	(117)	13
Investment in operating leases, net	16	1	17	5	—	5
Other earning assets	2	(9)	(7)	(2)	6	4
Total earning assets	100	45	145	141	(143)	(2)
Interest expense on:
Savings	1	1	2	1	—	1
Interest-bearing checking	(1)	3	2	—	(1)	(1)
Money market	—	3	3	1	(2)	(1)
Time deposits	(5)	6	1	(5)	10	5
Total interest-bearing deposits	(5)	13	8	(3)	7	4
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	(1)	(1)	(2)
Other short-term borrowings	—	(1)	(1)	—	1	1
Long-term borrowings	81	(43)	38	42	(86)	(44)
Total interest-bearing liabilities	76	(31)	45	38	(79)	(41)
Increase (decrease) in net interest income and other financing income	$24	$76	$100	$103	$(64)	$39
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

The mix of earning assets can also affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans increased in 2016 as compared to 2015, due primarily to the increase in short-term interest rates. Average earning assets in 2016 totaled $111.0 billion, an increase of $3.1 billion as compared to the prior year.
Average loans as a percentage of average earning assets was 73 percent in 2016 and 74 percent in 2015. The remaining categories of earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing

Operations”. The proportion of average earning assets to average total assets, which was 88 percent in both 2016 and 2015, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 64 percent in both 2016 and 2015.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. During 2016, the provision for loan losses totaled $262 million and net charge-offs were $277 million. This compares to a provision for loan losses of $241 million and net charge-offs of $238 million in 2015. The increase in the provision for loan losses in 2016 compared to 2015 was primarily due to higher net charge-offs, including $37 million in 2016 energy charge-offs, and the increase in criticized and classified commercial loans, attributable primarily to downward risk rating migration in the energy portfolio.  This increase was offset by the impact of $2.0 billion in business services loan balance runoff, including $436 million in direct energy, and improvement in the risk profile of certain other loan classes.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
NON-INTEREST INCOME
Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31			Change 2016 vs. 2015
	2016	2015	2014	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$664	$662	$695	$2	0.3%
Card and ATM fees	402	364	334	38	10.4%
Investment management and trust fee income	213	202	193	11	5.4%
Mortgage income	173	162	149	11	6.8%
Capital markets fee income and other	152	104	73	48	46.2%
Insurance commissions and fees	148	140	124	8	5.7%
Bank-owned life insurance	95	74	85	21	28.4%
Commercial credit fee income	73	76	61	(3)	(3.9)%
Investment services fee income	58	55	43	3	5.5%
Insurance proceeds	50	91	—	(41)	(45.1)%
Net revenue from affordable housing	17	24	16	(7)	(29.2)%
Securities gains, net	6	29	27	(23)	(79.3)%
Market value adjustments on employee benefit assets	3	(3)	4	6	(200.0)%
Other miscellaneous income	99	91	99	8	8.8%
	$2,153	$2,071	$1,903	$82	4.0%

Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees and other service charges. The slight increase during 2016 compared to 2015 was primarily due to growth in consumer checking accounts, which offset the impact of the change in posting order of customer deposit transactions that went into effect during the fourth quarter of 2015.
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in 2016 compared to 2015 was a result of the continued growth in consumer checking accounts, and an increase in debit card transactions. Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.

Investment Management and Trust Fee Income
Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions.  The increase in investment management and trust fees during 2016 compared to 2015 was driven primarily from the increase in assets under administration.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income during 2016 compared to 2015 was due to increased gains from loan sales partially offset by declines in the market valuation of mortgage servicing rights and related hedging activity. In addition, mortgage servicing income has increased as a result of purchasing the rights to service a total of approximately $8 billion in residential mortgage loans during 2016. See Note 7 "Servicing of Financial Assets" to the consolidated financial statements for more information.
Capital Markets Fee Income and Other
Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in 2016 compared to 2015 was primarily due to mergers and acquisitions advisory fees, which the Company began recognizing in the fourth quarter of 2015 in connection with the purchase of a middle-market advisory firm. Also contributing to the increase were higher loan syndication fees and fees generated from the placement of permanent financing for real estate customers.
Insurance Commissions and Fees
Regions sells property and casualty, life and health, mortgage, and other specialty insurance and credit related products to businesses and individuals. The increase in 2016 compared to 2015 was partially due to additional revenue generated by the third quarter of 2015 acquisition of an insurance team that specializes in group employee benefits.
Bank-owned Life Insurance
Bank-owned life insurance increased in 2016 compared to 2015 primarily due to income from insurance claims as well as a gain recognized upon the exchange of policies in the first quarter of 2016.
Insurance Proceeds
Insurance proceeds recognized in 2016 decreased compared to 2015. During the third quarter of 2016, the Company received $47 million of insurance proceeds related to a previously disclosed settlement with the Department of Justice on behalf of HUD regarding FHA insured mortgage loans. The $91 million of insurance proceeds recognized in 2015 was related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Net Revenue from Affordable Housing
Net revenue from affordable housing includes actual gains or losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. The decrease in revenue for 2016 compared to 2015 reflects a lower level of gains on sales of investments.
Securities Gains, Net
Net securities gains result from the Company's asset/liability management process. The decrease in securities gains, net during 2016 compared to 2015 was primarily due to the Company reducing its exposure to energy-related corporate bonds in an effort to mitigate the risk of future downgrades and incurring losses in 2016. See Note 4 "Securities" to the consolidated financial statements for more information.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets increased in 2016 compared to 2015 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and employee benefits expense.
Other Miscellaneous Income
Other miscellaneous income includes fees from safe deposit boxes, check fees and other miscellaneous fees. The increase in 2016 compared to 2015 was primarily due to a recovery of approximately $10 million related to the 2010 Gulf of Mexico oil spill that occurred during the third quarter of 2016.

NON-INTEREST EXPENSE
Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31			Change 2016 vs. 2015
	2016	2015	2014	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,913	$1,883	$1,810	$30	1.6%
Net occupancy expense	348	361	368	(13)	(3.6)%
Furniture and equipment expense	317	303	287	14	4.6%
Outside services	154	149	131	5	3.4%
Marketing	101	98	95	3	3.1%
FDIC insurance assessments	99	105	75	(6)	(5.7)%
Professional, legal and regulatory expenses	89	137	235	(48)	(35.0)%
Branch consolidation, property and equipment charges	58	56	16	2	3.6%
Credit/checkcard expenses	55	54	44	1	1.9%
Provision (credit) for unfunded credit losses	17	(13)	(13)	30	(230.8)%
Visa class B shares expense	15	9	12	6	66.7%
Loss on early extinguishment of debt	14	43	—	(29)	(67.4)%
Other miscellaneous expenses	437	422	372	15	3.6%
	$3,617	$3,607	$3,432	$10	0.3%

Salaries and Employee Benefits
Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2016 compared to 2015 primarily due to increased production-based incentives related to capital markets income growth, increases in base salaries from annual merit increases, and increases in severance expenses. Staffing levels decreased to 22,166 at December 31, 2016 from 23,393 full-time equivalent positions at December 31, 2015, serving to partially offset the aforementioned increases.
Net Occupancy Expense
Net occupancy expense includes rent, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense decreased during 2016 compared to 2015 primarily related to the Company's branch consolidation and occupancy optimization initiatives.
Furniture and Equipment Expense
Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during 2016 compared to 2015 primarily driven by increased depreciation on new technology-related assets placed in service.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during 2016 compared to 2015 primarily due to increases in servicing costs related to continued purchases of indirect loans from third parties and costs for services related to data processing.
FDIC Insurance Assessments
FDIC insurance assessments decreased during 2016 compared to 2015 primarily due to $23 million of additional assessment expenses recorded in the third quarter of 2015 related to prior assessments. The surcharge imposed by the FDIC went into effect during the third quarter of 2016 creating offsetting additional expense.
Professional, Legal and Regulatory Expenses
Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during 2016 compared to 2015 primarily as the result of a net $48 million accrual for contingent legal and regulatory expenses recorded in the second quarter of 2015, as well as a favorable legal settlement of $7 million recorded in the first quarter of 2016.

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
Provision (Credit) for Unfunded Credit Losses
Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments. The provision for unfunded credit losses during 2016 was attributable to increases in commercial and industrial reserve rates for unfunded commitments and letters of credit and a large specific reserve on an unfunded energy credit. The (credit) for unfunded credit losses in 2015 was primarily due to loan fundings during 2015 which resulted in reductions to the reserve.
Visa Class B Shares Expense
Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Changes in the status of that litigation drove the increased expense during 2016. Refer to Note 24 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional information.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased during 2016 compared to 2015. In 2015, Regions purchased approximately $250 million of its 7.50% subordinated notes due May 2018, incurring a related early extinguishment pre-tax charge of approximately $43 million. In 2016, the Company purchased approximately $649 million of its 2.00% senior notes due May 2018. Pre-tax losses on the early extinguishment related to this tender offer were approximately $14 million.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses increased during 2016 compared to 2015 primarily due to increased credit-related valuation charges associated with other real estate and loans held for sale.
INCOME TAXES
The Company’s income tax expense from continuing operations was $514 million and $455 million, resulting in effective tax rates of 30.7 percent and 29.7 percent for 2016 and 2015, respectively. The effective tax rate was higher in 2016 principally due to higher pre-tax income.
The Company’s effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, income from bank-owned life insurance and tax exempt interest. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
New guidance related to accounting for share-based payments was issued in March 2016. The guidance eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in income tax expense or benefit when the awards vest or are settled. Regions adopted the guidance effective January 1, 2017. Regions estimates an incremental increase to income tax expense of approximately $5 million in the second quarter of 2017 and the first quarter of 2018 related to expiring stock options. The vesting of restricted and performance stock awards, which will occur in the second quarters of 2017 and 2018, could also impact income tax expense depending on Regions' stock price when vested. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for additional information.
At December 31, 2016, the Company reported a net deferred tax asset of $308 million, compared to $254 million at December 31, 2015. The increase in the net deferred tax asset was primarily due to an increase in unrealized losses related to securities available for sale and derivative instruments, reflecting an increase in market interest rates in late 2016.
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

•
History of earnings - In 2016, the Company has continued its positive earnings trend with positive earnings from 2012 through 2016. All federal net operating losses and federal tax credit carryforwards with expiration dates have been utilized. There is no history of significant tax carryforwards expiring unused.

•
Reversals of taxable temporary differences - The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $665 million of deferred tax assets.

•
Creation of future taxable income - The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences.

•	Ability to implement tax planning strategies - The Company has the ability to implement tax planning strategies such as asset sales to maximize the realization of deferred tax assets.
Based on this evaluative process, the Company has established a valuation allowance in the amount of $30 million at December 31, 2016 and $29 million at December 31, 2015 because the Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be utilized.
See Note 1 “Summary of Significant Accounting Policies” and Note 20 “Income Taxes” to the consolidated financial statements for additional information about income taxes.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements. During 2016, income from discontinued operations was primarily the result of recoveries of legal expenses. During 2015, the loss from discontinued operations was primarily the result of legal fees incurred during the year.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
Cash and Cash Equivalents
At December 31, 2016, cash and cash equivalents totaled $5.5 billion as compared to $5.3 billion at December 31, 2015. The slight increase year-over-year was driven by an increase in cash and due from banks. This increase was somewhat offset by a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.
Securities
Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk.
The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices. The weighted-average yield earned on securities, less equities, was 2.41 percent in 2016 and 2.49 percent in 2015. Table 7 “Securities” details the carrying values of securities, including both available for sale and held to maturity.
Table 7—Securities

	2016	2015	2014
	(In millions)
U.S. Treasury securities	$303	$229	$177
Federal agency securities	35	558	573
Obligations of states and political subdivisions	1	1	2
Mortgage-backed securities:
Residential agency	18,571	17,491	17,665
Residential non-agency	4	5	8
Commercial agency	3,625	3,194	2,173
Commercial non-agency	1,129	1,231	1,494
Corporate and other debt securities	1,274	1,667	1,990
Equity securities	201	280	146
	$25,143	$24,656	$24,228
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. The securities at December 31, 2016 increased $487 million from December 31, 2015 primarily due to additional portfolio purchases, which were partially offset by decreases in the fair value of certain securities based on changes in market interest rates.

Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2016 was estimated to be 5.8 years, with a duration of approximately 4.3 years. These metrics compare with an estimated average life of 5.4 years, with a duration of approximately 3.8 years for the portfolio at December 31, 2015. Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.
Table 8—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing as of December 31, 2016
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities (1):
U.S. Treasury securities	$18	$217	$66	$2	$303
Federal agency securities	5	6	24	—	35
Obligations of states and political subdivisions	—	1	—	—	1
Mortgage-backed securities:
Residential agency	1	148	1,800	16,622	18,571
Residential non-agency	—	—	—	4	4
Commercial agency	—	723	2,462	440	3,625
Commercial non-agency	64	31	308	726	1,129
Corporate and other debt securities	51	362	630	231	1,274
	$139	$1,488	$5,290	$18,025	$24,942
Weighted-average yield (2)	1.50%	2.15%	2.46%	2.42%	2.41%
_________

(1)	Equity securities of other corporations held by Regions are not included in the table.

(2)
The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit. Average tax-exempt securities were maintained at such a small balance in 2016 that the taxable-equivalent adjustments for the calculation of yields amounted to zero for the year ended December 31, 2016. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 95 percent of the investment portfolio at December 31, 2016. All other securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5 percent of total securities at year-end 2016.
Loans Held For Sale
At December 31, 2016, loans held for sale totaled $718 million, consisting of $505 million of residential real estate mortgage loans, $200 million of commercial mortgage loans and $13 million of non-performing loans. At December 31, 2015, loans held for sale totaled $448 million, consisting of $354 million of residential real estate mortgage loans, $56 million of commercial mortgage loans, and $38 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of the origination and sale to third parties. The level of commercial mortgage loans held for sale also fluctuates depending on timing.
Loans
GENERAL
Average loans, net of unearned income, represented 73 percent of average interest-earning assets for the year ended December 31, 2016, compared to 74 percent for the year ended December 31, 2015. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans).
Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class and Table 10 provides information on selected loan maturities.

Table 9—Loan Portfolio

	2016	2015	2014	2013	2012
	(In millions, net of unearned income)
Commercial and industrial	$35,012	$35,821	$32,732	$29,413	$26,674
Commercial real estate mortgage—owner-occupied	6,867	7,538	8,263	9,495	10,095
Commercial real estate construction—owner-occupied	334	423	407	310	302
Total commercial	42,213	43,782	41,402	39,218	37,071
Commercial investor real estate mortgage	4,087	4,255	4,680	5,318	6,808
Commercial investor real estate construction	2,387	2,692	2,133	1,432	914
Total investor real estate	6,474	6,947	6,813	6,750	7,722
Residential first mortgage	13,440	12,811	12,315	12,163	12,963
Home equity	10,687	10,978	10,932	11,294	11,800
Indirect—vehicles	4,040	3,984	3,642	3,075	2,336
Indirect—other consumer	920	545	206	198	197
Consumer credit card	1,196	1,075	1,009	948	906
Other consumer	1,125	1,040	988	963	1,000
Total consumer	31,408	30,433	29,092	28,641	29,202
	$80,095	$81,162	$77,307	$74,609	$73,995

Table 10—Selected Loan Maturities

	Loans Maturing as of December 31, 2016 (1)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (2)	$5,070	$22,275	$7,504	$34,849
Commercial real estate mortgage—owner-occupied	892	3,185	2,790	6,867
Commercial real estate construction—owner-occupied	16	83	235	334
Total commercial	5,978	25,543	10,529	42,050
Commercial investor real estate mortgage	1,900	1,915	272	4,087
Commercial investor real estate construction	750	1,607	30	2,387
Total investor real estate	2,650	3,522	302	6,474
	$8,628	$29,065	$10,831	$48,524

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$5,029	$24,036
Due after five years	7,246	3,585
	$12,275	$27,621
_________
(1) Excludes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans.
(2) Excludes $163 million of small business credit card accounts.
Loans, net of unearned income, totaled $80.1 billion at December 31, 2016, a decrease of $1.1 billion from year-end 2015 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances decreased year over year in the commercial and investor real estate portfolio classes with the largest decrease in commercial and industrial, while most consumer portfolio classes increased.

PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from the 2015 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans decreased $809 million or 2 percent since year-end 2015 driven primarily by declines in direct energy loans, softness in demand for middle market commercial small business loans, management of concentration risk limits, and a continued focus on achieving appropriate risk-adjusted returns. Commercial also includes owner-occupied commercial real estate mortgage loans and owner-occupied commercial real estate construction loans to operating businesses. Owner-occupied commercial real estate mortgage loans are for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $671 million or 9 percent from year-end 2015 as a result of continued customer deleveraging. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following table provides detail of Regions' commercial lending balances in selected industries as of December 31:
Table 11—Selected Industry Exposure

	December 31, 2016
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$899	$481	$1,380
Agriculture	612	241	853
Educational services	1,929	307	2,236
Energy	2,097	1,968	4,065
Financial services (1)	3,473	3,228	6,701
Government and public sector	2,485	246	2,731
Healthcare	4,178	1,483	5,661
Information	1,111	817	1,928
Manufacturing (1)	4,101	4,024	8,125
Professional, scientific and technical services (1)	1,701	1,052	2,753
Real estate (1)	6,513	5,445	11,958
Religious, leisure, personal and non-profit services	1,934	495	2,429
Restaurant, accommodation and lodging	2,436	650	3,086
Retail trade	2,570	2,339	4,909
Transportation and warehousing (1)	2,196	1,005	3,201
Utilities	1,147	2,008	3,155
Wholesale goods (1)	2,795	2,396	5,191
Other	36	1,162	1,198
Total commercial	$42,213	$29,347	$71,560

	December 31, 2015 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$901	$575	$1,476
Agriculture	747	295	1,042
Educational services	1,846	312	2,158
Energy	2,533	2,461	4,994
Financial services (3)	3,556	2,984	6,540
Government and public sector	2,408	238	2,646
Healthcare	4,322	1,407	5,729
Information	1,281	744	2,025
Manufacturing (3)	4,407	3,938	8,345
Professional, scientific and technical services (3)	1,730	1,114	2,844
Real estate	6,427	5,046	11,473
Religious, leisure, personal and non-profit services	2,165	600	2,765
Restaurant, accommodation and lodging	2,489	633	3,122
Retail trade	2,492	2,507	4,999
Transportation and warehousing (3)	2,228	1,084	3,312
Utilities	1,047	1,674	2,721
Wholesale goods (3)	2,981	2,588	5,569
Other	222	1,600	1,822
Total commercial	$43,782	$29,800	$73,582
_______

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of December 31, 2016, total indirect energy-related loans were approximately $536 million, with approximately $506 million included in commercial loans and $30 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $446 million as of December 31, 2016.

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

Regions continues to monitor the impacts of low oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at December 31, 2016 amounted to approximately $2.1 billion, consisting of loans for oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $536 million at December 31, 2016. The entire energy-related portfolio, combining direct and indirect loans, was approximately $2.6 billion or 3 percent of total loans at December 31, 2016. Regions also has $131 million of energy-related operating leases. Regions evaluates the current value of these operating lease assets and tests for impairment when indicators of impairment are present. Economic trends such as volatility in commodity prices and collateral valuations, as well as circumstances related to individually large operating lease assets could result in impairment. If an impairment loss is deemed necessary on operating lease assets, the impairment is recorded through other non-interest income.
Regions’ energy-related portfolio is geographically concentrated primarily in Texas and, to a lesser extent, in southern Louisiana. Regions employs a variety of risk management strategies, including the use of concentration limits and continuous monitoring, as well as utilizing underwriting with borrowing base structures tied to energy commodity reserve bases or other tangible assets. Additionally, heightened credit requirements have been adopted for select segments of the portfolio. Regions also employs experienced lending and underwriting teams including petroleum engineers, all with extensive energy sector experience through multiple economic cycles. Given the recent volatility in oil prices, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. Regions' energy-related portfolio consists of a relatively small number of customers, which provides the Company granular insight into the financial health of those borrowers. Through its on-going portfolio credit quality assessment, Regions will continue to assess the impact to the allowance and make adjustments as appropriate.
Investor Real Estate
Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $473 million from 2015 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $629 million or 5 percent increase from year-end 2015, as prepayments have slowed. Approximately $3.3 billion in new loan originations were retained on the balance sheet during 2016.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.7 billion at December 31, 2016 as compared to $11.0 billion at December 31, 2015. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2016. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2017	$10	0.14%	$20	0.27%	$30
2018	12	0.17	17	0.24	29
2019	77	1.07	69	0.96	146
2020	159	2.19	124	1.72	283
2021	187	2.58	161	2.22	348
2022-2026	1,679	23.22	1,760	24.33	3,439
2027-2031	1,551	21.44	1,406	19.44	2,957
Thereafter	—	—	1	0.01	1
Total	$3,675	50.81%	$3,558	49.19%	$7,233
Of the $10.7 billion home equity portfolio at December 31, 2016, approximately $7.2 billion were home equity lines of credit and $3.5 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, new home equity lines of credit had a 10-year draw period and a 10-year repayment period. Prior to May 2009, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of December 31, 2016, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.

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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances declined to 1 percent in the residential first mortgage portfolio and to 3 percent in the home equity portfolio at December 31, 2016.
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2016			December 31, 2015
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$139	$82	$235	$267	$127	$417
80% - 100%	1,675	371	677	1,703	497	886
Below 80%	11,090	6,248	2,814	10,288	5,965	2,785
Data not available	536	99	161	553	107	194
	$13,440	$6,800	$3,887	$12,811	$6,696	$4,282
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class increased $56 million from year-end 2015. However, the balance is expected to decrease during 2017, as Regions terminated a third-party arrangement during the fourth quarter of 2016 that historically accounted for approximately half of the Company's production.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $375 million from year-end 2015 primarily due to continued growth in new point-of-sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $121 million from year-end 2015.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $85 million from year-end 2015.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semiannually for all other consumer loans. Residential first mortgage FICO scores are refreshed quarterly. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for December 31, 2016 compared to 6 percent at December 31, 2015.

Table 14—Estimated Current FICO Score Ranges

	December 31, 2016
	Residential First Mortgage	Home Equity		Indirect-Vehicles	Indirect-Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$807	$301	$204	$427	$19	$71	$82
620 - 680	920	529	355	527	94	206	162
681 - 720	1,400	834	489	559	141	271	222
Above 720	9,578	4,988	2,775	2,402	382	647	597
Data not available	735	148	64	125	284	1	62
	$13,440	$6,800	$3,887	$4,040	$920	$1,196	$1,125

	December 31, 2015
	Residential First Mortgage	Home Equity		Indirect(1)	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$768	$311	$249	$421	$55	$86
620 - 680	1,013	531	415	549	158	150
681 - 720	1,489	789	530	611	247	191
Above 720	8,487	4,808	2,938	2,409	614	526
Data not available	1,054	257	150	539	1	87
	$12,811	$6,696	$4,282	$4,529	$1,075	$1,040
________

(1)	Amount represents both indirect-vehicles and indirect-other consumer portfolio classes.

Allowance for Credit Losses
The allowance for loan losses totaled $1.1 billion at both December 31, 2016 and December 31, 2015. Additionally, the allowance for loan losses as a percentage of net loans remained consistent between December 31, 2016 and December 31, 2015 at 1.36 percent. Total allowance for loan losses for the direct energy portfolio was approximately 7 percent at December 31, 2016 compared to approximately 6 percent at year-end 2015.
The increase in the provision for loan losses in 2016 compared to 2015 was primarily due to higher net charge-offs, including $37 million in 2016 energy charge-offs, and the increase in criticized and classified commercial loans, attributable primarily to downward risk rating migration in the energy portfolio.  This increase was offset by the impact of $2.0 billion in business services loan balance runoff, including $436 million in direct energy, and improvement in the risk profile of certain other loan classes.
Management expects that net loan charge-offs will be in the 0.35 percent to 0.50 percent range in 2017. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility during 2017.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 15 “Allowance for Credit Losses.”

The table below summarizes activity in the allowance for credit losses for the years ended December 31:
Table 15—Allowance for Credit Losses

	2016	2015	2014	2013	2012
	(Dollars in millions)
Allowance for loan losses at January 1	$1,106	$1,103	$1,341	$1,919	$2,745
Loans charged-off:
Commercial and industrial	120	130	114	186	203
Commercial real estate mortgage—owner-occupied	22	24	63	125	193
Commercial real estate construction—owner-occupied	1	—	2	1	8
Commercial investor real estate mortgage	2	15	23	69	226
Commercial investor real estate construction	—	—	1	1	46
Residential first mortgage	15	26	36	223	147
Home equity	56	68	93	159	266
Indirect—vehicles	51	41	37	31	23
Indirect—other consumer	15	—	—	—	—
Consumer credit card	42	37	37	38	45
Other consumer	74	62	67	65	66
	398	403	473	898	1,223
Recoveries of loans previously charged-off:
Commercial and industrial	32	51	51	45	61
Commercial real estate mortgage—owner-occupied	11	16	16	25	16
Commercial real estate construction—owner-occupied	—	—	—	3	—
Commercial investor real estate mortgage	10	16	22	35	36
Commercial investor real estate construction	3	11	5	5	9
Residential first mortgage	3	8	8	6	5
Home equity	26	28	32	35	32
Indirect—vehicles	18	15	13	10	8
Indirect—other consumer	1	—	—	—	—
Consumer credit card	6	6	5	4	2
Other consumer	11	14	14	14	15
	121	165	166	182	184
Net charge-offs:
Commercial and industrial	88	79	63	141	142
Commercial real estate mortgage—owner-occupied	11	8	47	100	177
Commercial real estate construction—owner-occupied	1	—	2	(2)	8
Commercial investor real estate mortgage	(8)	(1)	1	34	190
Commercial investor real estate construction	(3)	(11)	(4)	(4)	37
Residential first mortgage	12	18	28	217	142
Home equity	30	40	61	124	234
Indirect—vehicles	33	26	24	21	15
Indirect—other consumer	14	—	—	—	—
Consumer credit card	36	31	32	34	43
Other consumer	63	48	53	51	51
	277	238	307	716	1,039
Provision for loan losses	262	241	69	138	213
Allowance for loan losses at December 31	$1,091	$1,106	$1,103	$1,341	$1,919
Reserve for unfunded credit commitments at January 1	$52	$65	$78	$83	$78
Provision (credit) for unfunded credit losses	17	(13)	(13)	(5)	5
Reserve for unfunded credit commitments at December 31	$69	$52	$65	$78	$83
Allowance for credit losses at December 31	$1,160	$1,158	$1,168	$1,419	$2,002
Loans, net of unearned income, outstanding at end of period	$80,095	$81,162	$77,307	$74,609	$73,995
Average loans, net of unearned income, outstanding for the period	$81,333	$79,634	$76,253	$74,924	$76,035
Ratios:
Allowance for loan losses to loans, net of unearned income	1.36%	1.36%	1.43%	1.80%	2.59%
Allowance for loan losses to non-performing loans, excluding loans held for sale	1.10x	1.41x	1.33x	1.24x	1.14x
Net charge-offs as percentage of average loans, net of unearned income	0.34%	0.30%	0.40%	0.96%	1.37%

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:
Table 16—Allocation of the Allowance for Loan Losses

	2016		2015		2014		2013		2012
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$585	43.7%	$549	44.1%	$428	42.4%	$427	39.4%	$497	36.1%
Commercial real estate mortgage—owner-occupied	161	8.6	200	9.3	214	10.7	271	12.8	342	13.6
Commercial real estate construction—owner-occupied	7	0.4	9	0.5	12	0.5	13	0.4	8	0.4
Total commercial	753	52.7	758	53.9	654	53.6	711	52.6	847	50.1
Commercial investor real estate mortgage	54	5.1	69	5.3	122	6.0	210	7.1	424	9.2
Commercial investor real estate construction	31	3.0	28	3.3	28	2.8	26	1.9	45	1.2
Total investor real estate	85	8.1	97	8.6	150	8.8	236	9.0	469	10.4
Residential first mortgage	68	16.8	77	15.8	93	15.9	119	16.3	254	17.5
Home equity	45	13.3	67	13.5	90	14.1	160	15.1	252	16.0
Indirect—vehicles	39	5.0	33	4.9	41	4.7	39	4.1	20	3.2
Indirect—other consumer	15	1.2	5	0.7	3	0.3	3	0.3	2	0.3
Consumer credit card	45	1.5	40	1.3	46	1.3	43	1.3	45	1.2
Other consumer	41	1.4	29	1.3	26	1.3	30	1.3	30	1.3
Total consumer	253	39.2	251	37.5	299	37.6	394	38.4	603	39.5
	$1,091	100.0%	$1,106	100.0%	$1,103	100.0%	$1,341	100.0%	$1,919	100.0%
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
More detailed information regarding Regions’ TDRs is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods ending December 31:

Table 17—Troubled Debt Restructurings

	2016		2015
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$241	$38	$146	$20
Investor real estate	90	8	157	17
Residential first mortgage	380	46	398	52
Home equity	286	5	323	7
Indirect—vehicles	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	10	—	12	—
	1,010	97	1,039	96
Non-accrual status or 90 days past due and still accruing:
Commercial	279	65	135	37
Investor real estate	5	2	22	3
Residential first mortgage	74	9	81	10
Home equity	17	—	18	—
	375	76	256	50
Total TDRs - Loans	$1,385	$173	$1,295	$146

TDRs- Held For Sale	3	—	8	—
Total TDRs	$1,388	$173	$1,303	$146
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
Table 18—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2016		2015
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$281	$179	$344	$357
Inflows	497	27	186	57
Outflows
Charge-offs	(30)	—	(13)	(8)
Foreclosure	—	—	(1)	(32)
Payments, sales and other (1)	(228)	(111)	(235)	(195)
Balance, end of period	$520	$95	$281	$179

_________

(1)
The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $35 million of commercial loans and $8 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2016. During 2015, $44 million of commercial loans and $58 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 19—Non-Performing Assets

	2016	2015	2014	2013	2012
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$623	$325	$252	$257	$409
Commercial real estate mortgage—owner-occupied	210	268	238	303	439
Commercial real estate construction—owner-occupied	3	2	3	17	14
Total commercial	836	595	493	577	862
Commercial investor real estate mortgage	17	31	123	238	457
Commercial investor real estate construction	—	—	2	10	20
Total investor real estate	17	31	125	248	477
Residential first mortgage	50	63	109	146	214
Home equity	92	93	102	111	128
Total consumer	142	156	211	257	342
Total non-performing loans, excluding loans held for sale	995	782	829	1,082	1,681
Non-performing loans held for sale	13	38	38	82	89
Total non-performing loans(1)	1,008	820	867	1,164	1,770
Foreclosed properties	90	100	124	136	149
Total non-performing assets(1)	$1,098	$920	$991	$1,300	$1,919
Accruing loans 90 days past due:
Commercial and industrial	$6	$9	$7	$6	$19
Commercial real estate mortgage—owner-occupied	2	3	5	6	6
Total commercial	8	12	12	12	25
Commercial investor real estate mortgage	—	4	3	6	11
Total investor real estate	—	4	3	6	11
Residential first mortgage(2)	99	113	122	142	220
Home equity	33	59	63	75	87
Indirect—vehicles	10	9	7	5	3
Consumer credit card	15	12	12	12	14
Other consumer	5	4	3	4	3
Total consumer	162	197	207	238	327
	$170	$213	$222	$256	$363
Restructured loans not included in the categories above	$1,010	$1,039	$1,260	$1,676	$2,789
Restructured loans held for sale not included in the categories above	$1	$1	$1	$545	$—
Non-performing loans(1) to loans and non-performing loans held for sale	1.26%	1.01%	1.12%	1.56%	2.39%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.37%	1.13%	1.28%	1.74%	2.59%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $113 million at December 31, 2016, $107 million at December 31, 2015, $125 million at December 31, 2014, $106 million at December 31, 2013 and $87 million at December 31, 2012.

Non-performing loans increased during 2016 primarily as a result of pressure on the energy lending portfolio as discussed in the "Portfolio Characteristics" section. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2017.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $170 million at December 31, 2016, a decrease from $213 million at December 31, 2015.
At December 31, 2016, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the periods presented:
Table 20—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$595	$31	$156	$782
Additions	861	20	—	881
Net payments/other activity	(341)	(17)	(12)	(370)
Return to accrual	(87)	(13)	—	(100)
Charge-offs on non-accrual loans(2)	(136)	(2)	(1)	(139)
Transfers to held for sale(3)	(46)	(1)	(1)	(48)
Transfers to foreclosed properties	(4)	—	—	(4)
Sales	(6)	(1)	—	(7)
Balance at end of year	$836	$17	$142	$995

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2015
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$493	$125	$211	$829
Additions	684	33	—	717
Net payments/other activity	(236)	(53)	(53)	(342)
Return to accrual	(129)	(20)	—	(149)
Charge-offs on non-accrual loans(2)	(148)	(15)	(1)	(164)
Transfers to held for sale(3)	(59)	(6)	(1)	(66)
Transfers to foreclosed properties	(7)	(33)	—	(40)
Sales	(3)	—	—	(3)
Balance at end of year	$595	$31	$156	$782

________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $21 million and $51 million recorded upon transfer for the years ended December 31, 2016 and 2015, respectively.
Other Earning Assets
Other earning assets consist primarily of investments in FRB stock, FHLB stock, and operating lease assets. The balance at December 31, 2016 totaled $1.6 billion as compared to $1.7 billion at December 31, 2015. The primary driver of the slight decrease between years was a decrease in operating lease assets.
Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information.
Premises and Equipment
Premises and equipment at December 31, 2016 decreased $56 million to $2.1 billion compared to year-end 2015. This decrease primarily resulted from depreciation expense on existing assets, combined with branch consolidation initiatives.
Goodwill
Goodwill totaled $4.9 billion for both December 31, 2016 and 2015 and was reallocated to the new reporting units during 2016. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 10 “Intangible Assets” to the consolidated financial statements for the methodologies and assumptions used in Step One of the goodwill impairment test and further details on the reallocation. Additionally, Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements includes information related to the fair value measurements of certain assets and liabilities and the valuation methodology of such measurements, which is also used for testing goodwill for impairment.
Residential Mortgage Servicing Rights at Fair Value
Residential MSRs increased approximately $72 million from December 31, 2015 to December 31, 2016. The year-over-year increase is primarily due to purchases of the rights to service approximately $8 billion in residential mortgage loans for approximately $69 million, combined with additions resulting from loans sold during the year. These total additions exceeded the economic amortization associated with borrower repayments. An analysis of residential MSRs is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements.
Deposits
Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and providing convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality banking services and alternative product delivery channels such as mobile and internet banking.
Deposits are Regions’ primary source of funds, providing funding for 88 percent of average earning assets in 2016 and 90 percent of average earning assets in 2015. Table 21 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2016 increased approximately $605 million compared to year-end 2015 levels. The increase in deposits was primarily driven by increases in non-interest-bearing demand, savings and money market-domestic accounts. These increases were partially offset by declines in time deposits and interest-bearing transaction accounts.
Due to liquidity in the market, Regions has been able to steadily grow its low-cost customer deposits and therefore deposit costs have remained relatively consistent at 12 basis points for 2016, compared to 11 basis points for both 2015 and 2014. The following table summarizes deposits by category as of December 31:

Table 21—Deposits

	2016	2015	2014
	(In millions)
Non-interest-bearing demand	$36,046	$34,862	$31,747
Savings	7,840	7,287	6,653
Interest-bearing transaction	20,259	21,902	21,544
Money market—domestic	27,293	26,468	25,396
Money market—foreign	186	243	265
Low-cost deposits	91,624	90,762	85,605
Time deposits	7,183	7,468	8,595
Customer deposits	98,807	98,230	94,200
Corporate treasury time deposits	228	200	—
	$99,035	$98,430	$94,200
Within customer deposits, non-interest-bearing demand deposits increased $1.2 billion to $36.0 billion. Non-interest-bearing deposits accounted for approximately 36 percent of total deposits at year-end 2016 compared to 35 percent at year-end 2015. Savings balances increased $553 million to $7.8 billion, generally reflecting continued consumer savings trends, spurred by economic uncertainty. Money market-domestic accounts increased $825 million to $27.3 billion. Money market-domestic accounts accounted for approximately 28 percent and 27 percent of total deposits at year-end 2016 and 2015, respectively.
Interest-bearing transaction accounts decreased $1.6 billion to $20.3 billion as a result of certain trust customer deposits, which require collateralization by securities, continuing to shift out of deposits and into other fee income-producing customer investments.
Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased approximately 4 percent in 2016 to $7.2 billion compared to $7.5 billion in 2015. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of the continued decline in interest rates offered on these products. Customer time deposits accounted for 7 percent of total deposits in 2016 compared to 8 percent in 2015. See Table 22 “Maturity of Time Deposits of $100,000 or More” for maturity information.
During 2016, corporate treasury deposits remained at low levels as the Company continued to utilize customer-based funding and other sources.
The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits increased slightly to 0.19 percent in 2016 compared to 0.17 percent for both 2015 and 2014, driven by market interest rate increases that occurred in 2016.
Table 22—Maturity of Time Deposits of $100,000 or More

	2016	2015
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$532	$679
Over 3 through 6 months	243	223
Over 6 through 12 months	491	438
Over 12 months	1,844	1,646
	$3,110	$2,986
Short-Term Borrowings
See Note 12 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2016 and 2015. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized, as well as a result of customers’ activity.
In the near term, Regions expects the use of wholesale unsecured borrowings for its funding needs to remain low. Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy.
The securities financing market and specifically short-term FHLB advances, however, continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.

Long-Term Borrowings
Total long-term borrowings decreased approximately $586 million to $7.8 billion at December 31, 2016. The decrease was primarily the result of an approximately $1.0 billion decrease in the FHLB advances and the repurchase, through a tender offer, of approximately $649 million of the outstanding 2.00% senior notes due May 2018. Offsetting these decreases was the issuance of $1.1 billion of 3.20% senior notes.
See Note 13 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.
Ratings
Table 23 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2016 and 2015.
Table 23—Credit Ratings

As of December 31, 2016
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa2	BBB	BBBH
Subordinated debt	BBB-	Baa2	BBB-	BBB
Regions Bank
Short-term	A-2	P-1	F2	R-1L
Long-term bank deposits	N/A	A2	BBB+	AL
Long-term rating	BBB+	A2	BBB	N/A
Senior unsecured debt	BBB+	Baa2	BBB	AL
Subordinated debt	BBB	Baa2	BBB-	BBBH
Outlook	Stable	Stable	Positive	Stable

As of December 31, 2015
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa3	BBB	BBB
Subordinated debt	BBB-	Baa3	BBB-	BBBL
Regions Bank
Short-term	A-2	P-2	F2	R-1L
Long-term bank deposits	N/A	A3	BBB+	BBBH
Long-term rating	BBB+	A3	BBB	N/A
Senior unsecured debt	BBB+	Baa3	BBB	BBBH
Subordinated debt	BBB	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable	Positive
_________
N/A - not applicable.
On October 4, 2016, Fitch revised the outlook for Regions Financial Corporation to Positive from Stable, reflecting the Company’s capital and liquidity profile, improving earnings, and continued improvement in asset quality.
On November 2, 2016, Moody's upgraded the senior unsecured and subordinated debt ratings of Regions Financial Corporation.   Further, Moody’s upgraded Regions Bank's long-term deposit, short-term deposit, senior unsecured and subordinated debt ratings. Following the upgrade, the outlook for the Company is Stable. The upgrade is reflective of the Company's continued improvement in asset quality, sensitivity to asset concentrations in its loan portfolio, reduction in direct-energy loan exposure, and strong capital and liquidity profile.
On December 9, 2016, DBRS upgraded the senior unsecured and subordinated debt ratings for Regions Financial Corporation. Further, DBRS upgraded Regions Bank’s long-term deposit, senior unsecured debt and subordinated debt ratings. The trend for all ratings is Stable. The upgrade is reflective of the progress the Company has made improving its asset quality and reducing its risk profile, while improving core profitability.
On February 10, 2017, S&P revised the outlook for Regions Financial Corporation, and its subsidiary, Regions Bank to Positive from Stable, indicating a possible one-notch upgrade over the next two years.  The outlook upgrade is reflective of a reduction in energy loan exposure and the expectation of manageable non-performing assets and net charge-off levels in 2017 given improved energy prices and stability of economic trends in most of the Company’s major markets.  Furthermore, the outlook revision cited the Company’s conservative business growth strategies and improved risk management.
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
Stockholders' Equity
Stockholders’ equity was $16.7 billion at December 31, 2016 as compared to $16.8 billion at December 31, 2015. During 2016, net income increased stockholders’ equity by $1.2 billion, while cash dividends on common stock reduced stockholders' equity by $318 million and cash dividends on preferred stock reduced stockholder's equity by $64 million. Changes in accumulated other comprehensive income reduced stockholders' equity by $170 million, primarily due to the net change in the value of securities available for sale and derivative instruments. Common stock repurchased during 2016 reduced stockholders' equity by $839 million. These shares were immediately retired and therefore are not included in treasury stock.
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
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million. As of December 31, 2016, Regions had repurchased approximately 46.5 million shares of common stock at a total cost of approximately $485 million under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2017, and as of February 23, 2017, Regions had additional repurchases of approximately 10.2 million shares of common stock at a total cost of approximately $149.8 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Regions’ Board increased the annual dividend to $0.255 per common share for 2016, compared to $0.23 per common share for 2015 and $0.18 per common share for 2014. The Board also declared $64 million in cash dividends on preferred stock for both 2016 and 2015, and $52 million for 2014. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital, while preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and both common stock and preferred dividends were recorded as a reduction of retained earnings.
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
The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of these minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to advanced approach institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. The reportable capital conservation buffer is equal to the lowest difference between the three risk-based capital ratios less the applicable minimum required ratio. Banking institutions with ratios that are above the minimum but below the combined capital conservation buffer and countercyclical capital buffer (when applicable) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a 3-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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
The Company’s estimated CET1 ratio on a fully phased-in basis as of December 31, 2016 was approximately 11.05% and therefore exceeded the Basel III minimum plus capital conservation buffer requirement of 7% for CET1. Because the Basel III capital calculations will not be fully phased in until 2019 and are not formally defined by GAAP, this measure is considered to be a non-GAAP financial measure, and other entities may calculate it differently than Regions’ disclosed calculation (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).
LIQUIDITY COVERAGE RATIO
The Federal Reserve, the OCC and the FDIC approved a final rule in 2014 implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. As of January 1, 2017, the LCR calculation rule has been fully phased in. In December 2016, the Federal Reserve issued a final rule on the public disclosure of the LCR calculation that requires BHCs, such as Regions, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR beginning October 1, 2018.
At December 31, 2016, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section for more information.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income and other financing income. However, this goal can be difficult to completely achieve in times of rapidly changing rate structure and is one of many factors considered in determining the Company’s interest rate positioning. The Company is moderately asset sensitive as of December 31, 2016. Refer to Table 24 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.
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
The primary risk exposures identified and managed through the Company’s risk management framework are market risk, liquidity risk, credit risk, operational risk, legal risk, compliance risk, reputational risk and strategic risk.

•	Market risk is the risk to Regions’ financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates or equity prices.

•
Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as "funding liquidity risk") or the potential that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions ("market liquidity risk").

•	Credit risk is the risk that arises from the potential that a borrower or counterparty will fail to perform on an obligation.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems or from external events.

•
Legal risk is the risk that arises from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations or condition of the Company.

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
The Board provides the highest level of risk management governance. The principal risk management functions of the Board are to oversee processes for evaluating the adequacy of internal controls, risk management, financial reporting and compliance with laws and regulations. The Board has designated an Audit Committee of outside directors to focus on oversight of management's establishment and maintenance of appropriate disclosure controls and procedures over financial reporting. See the "Financial Disclosures and Internal Controls" section of Management's Discussion and Analysis for additional information. The Board has also designated a Risk Committee of outside directors to focus on Regions’ overall risk profile. The Risk Committee annually approves an Enterprise Risk Appetite Statement that reflects core business principles and strategic vision by including quantitative limits and qualitative statements that are organized by risk type. This statement is designed to be a high-level document that sets the tone for the Board’s risk appetite, which is the maximum amount of risk the Company is willing to accept in pursuit of its business objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its stockholders, regulators, customers and other stakeholders, the Company’s risk appetite is aligned with its strategic priorities and goals.
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
Management, with the assistance of the Risk Management Group, follows a formal process for identifying, measuring and documenting key risks facing each business group and determining how those risks can be controlled or mitigated, as well as how the controls can be monitored to ensure they are effective. The Risk Committee receives reports from management to ensure operations are within the limits established by the Committee’s Enterprise Risk Appetite Statement.
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
Exposure to Interest Rate Movements—As of December 31, 2016, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2017. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Federal Funds increases have not resulted in higher deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
With respect to sensitivity to long-term interest rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $96 million if longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if longer-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $54 million. Higher long-term rates experienced during the fourth quarter reduced the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization. While the benefit of lower premium amortization will persist, incremental improvements will be smaller than observed through the recent market rate increase. Estimates may vary to the extent that long-term yield curve basis relationships change. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.
Table 24—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income and Other Financing Income December 31, 2016
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$219
+ 100 basis points	127
- 50 basis points	(66)

Instantaneous Change in Interest Rates
+ 200 basis points	$222
+ 100 basis points	152
- 50 basis points	(107)
As discussed above, the interest rate sensitivity analysis presented in Table 24 is informed by a variety of assumptions and estimates regarding the course of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income and other financing income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with interest rate increases following a prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet growth assumptions include continued moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 24, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $74 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 24. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $25 million.
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
The following table presents additional information about the interest rate swaps used by Regions to manage interest rate risk:
Table 25—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2016
	Notional Amount	Estimated Fair Value		Weighted-Average
		Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$1,850	$1	$26	3.1	1.2%	0.9%
Receive variable/pay fixed	407	6	14	10.4	0.8	2.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	9,000	19	269	4.9	1.3	0.7
Total derivatives designated as hedging instruments	$11,257	$26	$309	4.8	1.3%	0.8%
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
MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income and other financing income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential MSR, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on the residential MSR. Regions actively monitors prepayment exposure as part of its overall net interest income and other financing income forecasting and interest rate risk management.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not include any reliance on short-term unsecured sources. Risk limits are established within the Company's Liquidity Risk Oversight Committee and ALCO, which regularly reviews compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2016, Regions had approximately $3.6 billion in cash on deposit with the Federal Reserve, down approximately 9 percent from 2015. The average balance held with the Federal Reserve was approximately $2.6 billion during both 2016 and 2015.
Regions’ borrowing availability with the FRB as of December 31, 2016, based on assets pledged as collateral on that date, was $15.6 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2016, Regions’ outstanding balance of FHLB borrowings was $4.3 billion and its total borrowing capacity from the FHLB totaled approximately $16.4 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Table 26—Contractual Obligations
Regions' contractual obligations and expected payment dates are presented in the following table:

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$3,189	$2,207	$1,828	$187	$91,624	$99,035
Long-term borrowings	4,252	1,353	1,106	1,202	—	7,913
Lease obligations	136	218	144	263	—	761
Purchase obligations	22	54	26	36	—	138
Benefit obligations (3)	44	24	38	68	—	174
Commitments to fund low income housing partnerships (4)	653	—	—	—	—	653
Unrecognized tax benefits (5)	—	—	—	—	35	35
Indemnification obligation (6)	28	—	—	—	—	28
	$8,324	$3,856	$3,142	$1,756	$91,659	$108,737
_________

(1)	See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2016.

(2)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.

(3)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.

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

(5)	Includes liabilities for unrecognized tax benefits of $31 million and tax-related interest and penalties of $4 million. See Note 20 “Income Taxes” to the consolidated financial statements.

(6)
See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for a description of the indemnification obligation to Raymond James, and the rationale for the expected payment timeframe.

CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described below. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the "Portfolio Characteristics" section found earlier in this report for further information regarding the loan portfolio. See further discussion of the current U.S. economic environment and counterparty risk below.
Management Process
Credit risk is managed by maintaining a sound credit risk culture, throughout all lines of defense, which ensures that the levels and types of risk taken are aligned with Regions' credit risk appetite. The credit quality of borrowers and counterparties has a significant impact on Regions' earnings; however, the nature of the risk differs by each of the defined businesses which engage in multiple forms of commercial, investor real estate and consumer lending. Regions categorizes the credit risks it faces by asset quality, counterparty exposure, and diversification levels which provides a structure to assess credit risk and guides credit decision-making. Credit policies, another key component of Regions' culture, are designed and adjusted, as needed, to promote sound credit risk management. These policies guide lending activities in a manner consistent with our strategy and provide a framework for achieving asset quality and earnings objectives.
Effective credit risk management requires coordinated identification, measurement, mitigation, monitoring and reporting of credit risk exposure, credit quality, and emerging risk trends. Accordingly, Regions has implemented a credit risk governance structure that provides oversight from the Board to the organizational units in order to maintain open channels of communication.
Occasionally, borrowers and counterparties do not fulfill their obligations and Regions must take steps to mitigate and manage losses. Teams are in place to appropriately identify and manage nonperforming loans, collections, loan modifications, and loss mitigation efforts. Regions maintains an allowance that management considers adequate to absorb losses inherent in the portfolio.
For a discussion of the process and methodology used to calculate the allowance for credit losses refer to the “Critical Accounting Estimates and Related Policies” section found earlier in this report, and Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 15 “Allowance for Credit Losses.” Also, refer to Table 16 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.
Responsibility and accountability for effectively managing all risks, including credit risk, in the various business units lies with the first line of defense. Credit Risk Management, in the second line of defense, oversees, assesses and effectively challenges the risk-taking activities of the first line of defense. Finally, Credit Risk Review provides ongoing oversight, as a third line of defense function, of the credit portfolios to ensure Regions’ activities, and controls, are appropriate for the size, complexity and risk profile of the Company.
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. Preliminary data shows the U.S. economy grew at a rate of just 1.5 percent in 2016, down from 2.6 percent in 2015 and below the average 2.1 percent annual growth realized since the end of the 2007 to 2009 recession. Growth over the first half of 2016 was notably slow, due to weakness in business investment and residential fixed investment and the continuation of a persistent inventory correction. Growth picked up considerably in the third quarter of 2016, with real GDP growth of 3.5 percent, and fourth quarter growth was approximately 2.0 percent (annualized rates). Consumer spending was again the key driver of overall economic growth in 2016. According to preliminary data, private domestic demand grew at a rate of 2.3 percent in 2016, after adjusting for inflation.
Business investment spending was a persistent drag on top-line growth in 2016, as was also the case in 2015. One key difference, however, is that while in 2015 weakness in business investment spending was mainly a function of sharp cutbacks in energy-related investments, the weakness was more broad-based in 2016. In an environment of persistently slow top-line growth and an already considerable degree of idle industrial capacity, companies had little incentive to undertake capital investment in

2016. Weak business investment spending in turn contributed to generally weak conditions in manufacturing in 2016, with the exception of automotive and automotive parts manufacturers. Additionally, domestic manufacturing was also impacted by a soft global growth environment that resulted in U.S. exports of goods being basically unchanged from 2015.
In contrast, another year of steadily improving labor market conditions led to solid growth in inflation adjusted personal income that, in turn, supported growth in consumer spending. In addition to improved labor market conditions, U.S. consumers also benefitted from low interest rates, low inflation, and rising household net worth. Consumers responded by not only increasing discretionary spending, but also by building up savings and paying down debt. Household balance sheets ended 2016 in better condition than has been the case for several years.
Over the course of 2016 there was considerable volatility in financial markets, both in the U.S. and abroad. Early in 2016, fears that growth in the Chinese economy would slow sharply and perhaps touch off broad based deflation led to a decline in long-term U.S. interest rates. In the aftermath of the Brexit vote in late June, long-term U.S. interest rates fell even more sharply, with yields on 10-year U.S. Treasury notes falling below 1.4 percent. Following the November elections, however, long-term interest rates jumped dramatically and closed the year at just under 2.5 percent with short-term rates rising by a lesser extent. Expectations that both growth and inflation would be faster than has been the case in recent years pushed market interest rates and the exchange value of the U.S. dollar sharply higher.
The FOMC raised the mid-point of the Fed funds rate target range by 25 basis points in December, making 2016 the second consecutive year in which the FOMC raised the target range mid-point only once. Given the uncertainty around the path of the U.S. economy, a soft global growth environment, and inflation remaining below their 2.0 percent target rate, the FOMC had the latitude to remain patient on removing monetary accommodation. Currently, however, the FOMC has less latitude to remain patient and the “dot plot” released in conjunction with their December 2016 meeting implied three 25-basis point hikes in the Fed funds rate target range mid-point in 2017, one more than had been implied in the prior edition of the dot plot released in conjunction with the September 2016 FOMC meeting.
Differentials in rates of economic growth and central bank policy paths could be a source of persistent upward pressure on the exchange value of the U.S. dollar in 2017. Further dollar appreciation would act as a drag on growth in U.S. exports and on U.S. corporate profits, and would put further downward pressure on prices of imported goods, thereby making it harder for the FOMC to hit their inflation target. These differentials could also be a source of persistent volatility in global financial markets in 2017 that could result in sharp swings in asset prices, market interest rates, and exchange rates around a fairly stable mean. As such, while Regions looks for moderate increases in long-term U.S. interest rates in 2017, a considerable degree of volatility and sharp swings, in either direction, that ultimately will not be sustained is expected.
The FOMC is currently trying to assess what significant changes to fiscal, regulatory, and trade policy will alter the course of the U.S. economy, and to a lesser extent the global economy, in 2017. With no specific policy proposals yet on the table, it is not possible to quantify the effects on economic growth and Regions’ baseline forecast for 2017 continues to call for real GDP growth of 2.1 percent. Consumer spending and housing, single family housing in particular, are expected to be the primary drivers for growth in 2017. Based on the likely contours of changes to policy in 2017, however, potential upside risks to a baseline outlook from fiscal and regulatory policy and potential downside risks from trade policy exist. Business investment spending and government spending are two areas that may have the most upside potential, while exports, and by extension manufacturing, may have the most downside potential. It should be noted that the outlook for housing would be less favorable should we see continued increases in mortgage interest rates occur following the increases already seen after the November elections. On the whole, Regions believes the potential upside risks to growth outweigh the potential downside risks to growth.
That said, Regions thinks many analysts are discounting the likelihood that the policy changes that ultimately emerge from the legislative process will be less impactful than what was discussed during the course of the Presidential campaign, and also believes the legislative process may take longer than many analysts seem to be expecting. As such, Regions does not expect meaningful impacts on economic growth until the fourth quarter of 2017, meaning growth for the year is not likely to stray far from its baseline forecast. Regions does, however, see more upside potential for growth in 2018.
Within the Regions footprint, rates of job, income, and overall economic growth have been and are expected to remain broadly consistent with those seen nationally. There are, however, differences in rates of growth among the individual states and metropolitan areas across the footprint. Markets with exposure to energy and trade underperformed in 2016, as was the case in 2015, though by year-end some firming in crude oil prices brought some relief to those markets with heavy energy exposure. Should the U.S. economy and the global economy evolve as expected in 2017, energy prices should remain fairly stable. However, should trade policy evolve along the lines discussed during the Presidential campaign, those markets with heavy exposure to trade could suffer from lower export and import volumes, and in turn diminished shipping volumes would take a toll on domestic transportation operations. Those markets which are larger and more economically diverse and boast demographic trends have been and are expected to remain among the better performing markets within Regions' footprint. Housing market activity appears to be picking up at a steady pace within Regions' footprint. As is the case for the U.S. as a whole, multi-family construction has rebounded far more rapidly than has single family construction. Over the course of 2017, it is expected single family construction will take on a larger role while multi-family construction will begin to recede from cyclical peaks as there is a considerable degree of supply in the pipeline. Further increases in mortgage interest rates could alter both the outlook for overall residential construction and the mix between single family and multi-family construction. As has been the case nationally, house price appreciation in Regions’ larger metro area markets picked up notably over the course of 2016, but a slower pace of price appreciation in 2017 is expected.
In summation, real GDP growth is expected to be in the 2.0 percent to 2.5 percent range for 2017 and 2018 but at present upside risks to a baseline outlook depending on the evolution of economic and regulatory policy exist in the coming months. The global growth outlook remains uneven and uncertain and this could be a source of volatility in global financial markets in 2017 even if there is limited economic impact in the U.S. The FOMC will face a new set of challenges in 2017, given the potential shifts in fiscal, regulatory, and trade policy, and as such greater scope for not only more aggressive action on the part of the FOMC than has been the case in recent years, but also for policy decisions that could add to volatility in global financial markets may be seen.
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
INFORMATION SECURITY RISK
Regions faces a variety of operational risks, including information security risks. Information security risks such as evolving and adaptive cyber-attacks, regularly conducted against Regions and other large financial institutions to compromise or disable information systems, have generally increased in recent years. This trend is expected to continue for a number of reasons, including the proliferation of new technologies, the use of mobile devices, more financial transactions conducted online, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
Regions spends significant resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program that includes oversight of third-party relationships involving vendors. The Board, through its various committees, is briefed at least quarterly on information security matters.
Regions participates in information sharing organizations such as FS-ISAC, to gather and share information amongst peer banks and other financial institutions to better prepare and protect its information systems from attack. FS-ISAC is a nonprofit organization whose objective is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead made available for the greater good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
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

REGULATORY RISK
In 2014, the Federal Reserve Bank of Atlanta began a regularly scheduled CRA examination of Regions Bank covering 2012 and 2013 performance. This review included, among other things, a review of Regions Bank's previously disclosed public consent orders. As a result of the examination, the results of which were communicated during the fourth quarter of 2015, Regions Bank received "High Satisfactory" ratings on its CRA components, but its overall CRA rating was downgraded from "Satisfactory" to “Needs to Improve.” The downgrade was attributed to the matters underlying Regions Bank’s April 2015 public consent order with the CFPB related to overdrafts and Regulation E. Regions Bank had self-reported these matters and provided remuneration to affected customers during 2011 and 2012. This downgrade imposed restrictions on the Company's ability to undertake certain activities, including mergers and acquisitions of insured depository institutions and applications to open branches or certain other facilities until such time as the rating was improved. On December 19, 2016, the Federal Reserve Bank of Atlanta informed Regions that the Company's overall CRA rating had been reinstated from "Needs to Improve" to "Satisfactory" and this regulatory issue is resolved. Further, Regions continued to receive a "High Satisfactory" rating on the lending, investment and service portions of the Company's most recent CRA review.
FINANCIAL DISCLOSURE AND INTERNAL CONTROLS
Regions has always maintained internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with GAAP. Regions’ process for evaluating internal controls over financial reporting starts with understanding the risks facing each of its functions and areas, how those risks are controlled or mitigated, and how management monitors those controls to ensure that they are in place and effective. These risks, control procedures and monitoring tools are documented in a standard format. This format not only documents the internal control structures over all significant accounts, but also places responsibility on management for establishing feedback mechanisms to ensure that controls are effective.
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
Regions’ Disclosure Review Committee, which includes representatives from the legal, risk management, accounting, investor relations, and treasury departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, treasury, and the business groups. The SEC Filings Review Committee provides a forum in which senior executives disclose to the CEO and CFO any known significant deficiencies or material weaknesses in Regions’ internal controls over financial reporting, and provide reasonable assurance that the financial statements and other contents of the Company’s Form 10-K and 10-Q filings are accurate, complete and timely. As part of this process, certifications of internal control effectiveness are obtained from Regions’ associates who are responsible for maintaining and monitoring effective internal controls over financial reporting. These certifications are reviewed and presented to the CEO and CFO as support of the Company’s assessment of internal controls over financial reporting. The Form 10-K is presented to the Audit Committee of the Board of Directors for approval, and the Forms 10-Q are reviewed by the Audit Committee. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.
As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the CEO and the CFO review and make certifications regarding the accuracy of Regions’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting. With the assistance of the financial review committees noted in the previous paragraph, Regions will continue to assess and monitor disclosure controls and procedures and internal controls over financial reporting, and will make refinements as necessary.
COMPARISON OF 2015 WITH 2014—CONTINUING OPERATIONS
Regions reported net income available to common shareholders of $1.1 billion, or $0.76 per diluted common share, in 2015 compared to $0.79 per diluted share in 2014. Regions reported income from continuing operations available to common shareholders of $1.0 billion, or $0.76 per diluted common share, in 2015 compared to $1.1 billion, or $0.78 per diluted share, in 2014.
Net interest income and other financing income from continuing operations was $3.3 billion in both 2015 and 2014. The net interest margin from continuing operations (taxable-equivalent basis) was 3.13 percent in 2015, compared to 3.21 percent during 2014. The margin decline was driven primarily by decreases in yields on earning assets exceeding the decline in funding costs.
Non-interest income from continuing operations increased $168 million to $2.1 billion in 2015 compared to 2014. The year-over-year increase was due to an increase in insurance proceeds, capital markets fee income and other and card and ATM fees. See Table 5 "Non-Interest Income from Continuing Operations" for additional information.

In 2015, insurance proceeds increased $91 million compared to 2014. The increase was primarily driven by the settlement of the previously disclosed and accrued 2010 class action lawsuit.
Capital markets fee income and other increased $31 million in 2015 compared to 2014. The increase was primarily related to increased securities underwriting and placement fees and loan syndication fees. Mergers and acquisitions advisory fees, which were derived from the purchase of BlackArch Partners, also contributed to the increase.
Card and ATM fees increased $30 million in 2015 compared to 2014. The increase was a result of increased checking accounts, as well as increased transactions in part by the continued migration of transactions from cash and checks to cards. Additionally, the increase in active credit cards generated greater purchase activity resulting in higher interchange income.
Non-interest expense from continuing operations increased $175 million in 2015 compared to 2014. Increases in non-interest expense in 2015 included increases in branch consolidation, property and equipment charges and FDIC insurance assessments, as well as losses on early extinguishment of debt. These increases were offset by decreases in professional, legal and regulatory expenses, net occupancy expense, salaries and employee benefits and a 2014 gain on the sale of TDRs held for sale that did not repeat. See Table 6 “Non-Interest Expense from Continuing Operations” for additional information.
Branch consolidation, property and equipment charges increased $40 million in 2015 as compared to 2014. The increase was due to additional charges related to the transfer of land previously held for branch expansion, to held for sale based on changes in management’s intent, as management identified certain parcels of land that were no longer intended to be developed. This increase also included write-offs and depreciation for closed branches.
FDIC insurance assessments increased $30 million in 2015 as compared to 2014. The increase is primarily due to a $23 million adjustment to prior assessments recorded during the third quarter of 2015 that exceeded the benefit of refunds of previously incurred fees recognized in prior quarters.
During 2015, the Company incurred $43 million in early extinguishment charges, related to the redemption of certain subordinated debt.
Professional, legal, and regulatory expenses decreased $98 million in 2015 as compared to 2014. The Company recorded $50 million and $100 million of contingent legal expenses in 2015 and 2014, respectively, related to previously disclosed matters. The 2014 accruals were settled in 2015 for $2 million less than originally estimated, and a corresponding recovery was recorded. Excluding these items, professional, legal, and regulatory expenses decreased $46 million during 2015 compared to 2014 primarily due to lower consulting fees and lower legal fees resulting from a declining case load as well as legal fee recoveries.
Net occupancy expense decreased 2 percent to $361 million in 2015 as compared to 2014.
Total salaries and employee benefits increased $73 million, or 4 percent, in 2015. The increase is primarily due to increases in base salaries, as well as expenses from liabilities held for employee benefit purposes. Higher pension, health insurance, severance expenses and higher incentives. Headcount increased from 23,723 at December 31, 2014 to 23,916 at December 31, 2015.
During the fourth quarter of 2013, Regions transferred certain residential first mortgage loans classified as TDRs to loans held for sale. These loans were sold during the first quarter of 2014, resulting in a $35 million net gain.
Outside services increased $18 million in 2015 as compared to 2014, primarily due to increases in certain fees paid in connection with revenue growth as well as increased servicing costs related to continued purchases of indirect loans from third parties.
The Company’s income tax expense for 2015 was $455 million compared to $548 million in 2014, resulting in an effective tax rate of 29.7 percent and 32.6 percent, respectively. The decrease in the effective tax rate was driven primarily by audit settlements reached with the IRS and certain state taxing authorities, tax benefits related to state deferred taxes and lower pre-tax income.
At December 31, 2015, the allowance for loan losses totaled $1.1 billion or 1.36 percent of total loans, net of unearned income compared to $1.1 billion or 1.43 percent at December 31, 2014. Net charge-offs totaled $238 million, or 0.30 percent of average loans in 2015 compared to $307 million, or 0.40 percent of average loans in 2014. Net charge-offs were lower across most major categories when comparing 2015 to 2014 primarily due to fundamental improvement in credit performance. During 2015, the provision for loan losses was $241 million as compared to $69 million in 2014. Non-performing assets decreased from $991 million at December 31, 2014, to $920 million at December 31, 2015, which reflected management’s continuing efforts to work through problem assets and reduce the riskiest exposures.

Table 27—Quarterly Results of Operations

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income, including other financing income	$957	$942	$952	$963	$933	$901	$883	$886
Total interest expense and depreciation expense on operating lease assets	104	107	104	101	97	65	63	71
Net interest income and other financing income	853	835	848	862	836	836	820	815
Provision for loan losses	48	29	72	113	69	60	63	49
Net interest income and other financing income after provision for loan losses	805	806	776	749	767	776	757	766
Total non-interest income, excluding securities gains (losses), net	517	599	520	511	503	490	584	465
Securities gains (losses), net	5	—	6	(5)	11	7	6	5
Total non-interest expense	899	934	915	869	873	895	934	905
Income from continuing operations before income taxes	428	471	387	386	408	378	413	331
Income tax expense	134	152	115	113	120	116	124	95
Income from continuing operations	294	319	272	273	288	262	289	236
Discontinued operations:
Income (loss) from discontinued operations before income taxes	1	2	5	—	(6)	(6)	(6)	(4)
Income tax expense (benefit)	—	1	2	—	(3)	(2)	(2)	(2)
Income (loss) from discontinued operations, net of tax	1	1	3	—	(3)	(4)	(4)	(2)
Net income	$295	$320	$275	$273	$285	$258	$285	$234
Income from continuing operations available to common shareholders	$278	$303	$256	$257	$272	$246	$273	$220
Net income available to common shareholders	$279	$304	$259	$257	$269	$242	$269	$218
Earnings per common share from continuing operations: (1)
Basic	$0.23	$0.24	$0.20	$0.20	$0.21	$0.19	$0.20	$0.16
Diluted	0.23	0.24	0.20	0.20	0.21	0.19	0.20	0.16
Earnings per common share: (1)
Basic	$0.23	$0.24	$0.20	$0.20	$0.21	$0.18	$0.20	$0.16
Diluted	0.23	0.24	0.20	0.20	0.21	0.18	0.20	0.16
Cash dividends declared per common share	0.065	0.065	0.065	0.06	0.06	0.06	0.06	0.05
Market price: (2)
High	$14.73	$10.08	$10.00	$9.51	$10.28	$10.87	$10.82	$10.68
Low	9.78	7.80	7.53	7.00	8.54	8.74	9.28	8.59
________

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

(2)	High and low market prices are based on intraday sales prices.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Regions Financial Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Regions Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Regions Financial Corporation and subsidiaries and our report dated February 24, 2017, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 24, 2017

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2016	2015
	(In millions, except share data)
Assets
Cash and due from banks	$1,853	$1,382
Interest-bearing deposits in other banks	3,583	3,932
Federal funds sold and securities purchased under agreements to resell	15	—
Trading account securities	124	143
Securities held to maturity (estimated fair value of $1,369 and $1,969, respectively)	1,362	1,946
Securities available for sale	23,781	22,710
Loans held for sale (includes $447 and $353 measured at fair value, respectively)	718	448
Loans, net of unearned income	80,095	81,162
Allowance for loan losses	(1,091)	(1,106)
Net loans	79,004	80,056
Other earning assets	1,644	1,652
Premises and equipment, net	2,096	2,152
Interest receivable	319	319
Goodwill	4,904	4,878
Residential mortgage servicing rights at fair value	324	252
Other identifiable intangible assets	221	259
Other assets	6,020	5,921
Total assets	$125,968	$126,050
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$36,046	$34,862
Interest-bearing	62,989	63,568
Total deposits	99,035	98,430
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	—	10
Total short-term borrowings	—	10
Long-term borrowings	7,763	8,349
Total borrowed funds	7,763	8,359
Other liabilities	2,506	2,417
Total liabilities	109,304	109,206
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,255,839,866 and 1,338,591,703 shares, respectively	13	13
Additional paid-in capital	17,092	17,883
Retained earnings (deficit)	666	(115)
Treasury stock, at cost—41,259,319 and 41,261,018 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(550)	(380)
Total stockholders’ equity	16,664	16,844
Total liabilities and stockholders’ equity	$125,968	$126,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2016	2015	2014
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$3,066	$2,942	$2,941
Securities - taxable	566	564	584
Loans held for sale	16	16	22
Trading account securities	5	5	3
Other earning assets	36	43	39
Operating lease assets	125	33	—
Total interest income, including other financing income	3,814	3,603	3,589
Interest expense on:
Deposits	117	109	105
Short-term borrowings	—	1	2
Long-term borrowings	196	158	202
Total interest expense	313	268	309
Depreciation expense on operating lease assets	103	28	—
Total interest expense and depreciation expense on operating lease assets	416	296	309
Net interest income and other financing income	3,398	3,307	3,280
Provision for loan losses	262	241	69
Net interest income and other financing income after provision for loan losses	3,136	3,066	3,211
Non-interest income:
Service charges on deposit accounts	664	662	695
Card and ATM fees	402	364	334
Investment management and trust fee income	213	202	193
Mortgage income	173	162	149
Securities gains (losses), net	6	29	27
Other	695	652	505
Total non-interest income	2,153	2,071	1,903
Non-interest expense:
Salaries and employee benefits	1,913	1,883	1,810
Net occupancy expense	348	361	368
Furniture and equipment expense	317	303	287
Other	1,039	1,060	967
Total non-interest expense	3,617	3,607	3,432
Income from continuing operations before income taxes	1,672	1,530	1,682
Income tax expense	514	455	548
Income from continuing operations	1,158	1,075	1,134
Discontinued operations:
Income (loss) from discontinued operations before income taxes	8	(22)	21
Income tax expense (benefit)	3	(9)	8
Income (loss) from discontinued operations, net of tax	5	(13)	13
Net income	$1,163	$1,062	$1,147
Net income from continuing operations available to common shareholders	$1,094	$1,011	$1,082
Net income available to common shareholders	$1,099	$998	$1,095
Weighted-average number of shares outstanding:
Basic	1,255	1,325	1,375
Diluted	1,261	1,334	1,387
Earnings per common share from continuing operations:
Basic	$0.87	$0.76	$0.79
Diluted	0.87	0.76	0.78
Earnings per common share:
Basic	$0.87	$0.75	$0.80
Diluted	0.87	0.75	0.79
Cash dividends declared per common share	0.255	0.23	0.18
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2016	2015	2014
	(In millions)
Net income	$1,163	$1,062	$1,147
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($8), ($6) and ($5) tax effect, respectively)	(14)	(8)	(9)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	14	8	9
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($57), ($103) and $131 tax effect, respectively)	(92)	(166)	214
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2, $10 and $10 tax effect, respectively)	4	19	17
Net change in unrealized gains (losses) on securities available for sale, net of tax	(96)	(185)	197
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $15, $82 and $60 tax effect, respectively)	25	137	96
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $54, $58 and $48 tax effect, respectively)	89	95	78
Net change in unrealized gains (losses) on derivative instruments, net of tax	(64)	42	18
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($27), ($21) and ($97) tax effect, respectively)	(46)	(38)	(159)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($12), ($17) and ($9) tax effect, respectively)	(22)	(31)	(16)
Net change from defined benefit pension plans and other post employment benefits, net of tax	(24)	(7)	(143)
Other comprehensive income (loss), net of tax	(170)	(142)	81
Comprehensive income	$993	$920	$1,228
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2014	1	$450	1,378	$14	$19,216	$(2,324)	$(1,377)	$(319)	$15,660
Net income	—	—	—	—	—	1,147	—	—	1,147
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	9	9
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	197	197
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	18	18
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	(143)	(143)
Cash dividends declared—$0.18 per share	—	—	—	—	(247)	—	—	—	(247)
Preferred stock dividends	—	(52)	—	—	—	—	—	—	(52)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series B, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	486	—	—	—	—	—	—	486
Common stock transactions:
Impact of share repurchase	—	—	(26)	—	(256)	—	—	—	(256)
Impact of stock transactions under compensation plans, net and other	—	—	2	—	54	—	—	—	54
BALANCE AT DECEMBER 31, 2014	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	1,062	—	—	1,062
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	8	8
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(185)	(185)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	42	42
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	(7)	(7)
Cash dividends declared—$0.23 per share	—	—	—	—	(304)	—	—	—	(304)
Preferred stock dividends	—	(64)	—	—	—	—	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(63)	(1)	(622)	—	—	—	(623)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	42	—	—	—	42
BALANCE AT DECEMBER 31, 2015	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Net income	—	—	—	—	—	1,163	—	—	1,163
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	14	14
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(96)	(96)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(64)	(64)
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	(24)	(24)
Cash dividends declared—$0.255 per share	—	—	—	—	—	(318)	—	—	(318)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(89)	—	(839)	—	—	—	(839)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	48	—	—	—	48
BALANCE AT DECEMBER 31, 2016	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(In millions)
Operating activities:
Net income	$1,163	$1,062	$1,147
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	262	241	69
Depreciation, amortization and accretion, net	574	523	523
Securities (gains) losses, net	(6)	(29)	(27)
Deferred income tax expense	67	201	196
Originations and purchases of loans held for sale	(3,756)	(2,560)	(2,506)
Proceeds from sales of loans held for sale	3,700	2,755	2,589
Gain on TDRs held for sale, net	—	—	(35)
(Gain) loss on sale of loans, net	(124)	(87)	(108)
(Gain) loss on early extinguishment of debt	14	43	—
Net change in operating assets and liabilities:
Trading account securities	19	(37)	5
Other earning assets	(95)	(200)	29
Interest receivable and other assets	(219)	12	(179)
Other liabilities	189	(449)	421
Other	166	97	(17)
Net cash from operating activities	1,954	1,572	2,107
Investing activities:
Proceeds from maturities of securities held to maturity	591	229	178
Proceeds from sales of securities available for sale	1,965	3,138	1,637
Proceeds from maturities of securities available for sale	4,420	3,890	3,207
Purchases of securities available for sale	(7,874)	(7,819)	(5,872)
Proceeds from sales of loans	182	76	696
Purchases of loans	(985)	(1,127)	(1,077)
Purchases of mortgage servicing rights	(64)	(4)	(21)
Net change in loans	1,339	(4,138)	(2,287)
Net purchases of other assets	(205)	(369)	(242)
Net cash from investing activities	(631)	(6,124)	(3,781)
Financing activities:
Net change in deposits	605	4,230	1,747
Net change in short-term borrowings	(10)	(2,243)	71
Proceeds from long-term borrowings	3,357	5,996	—
Payments on long-term borrowings	(3,916)	(1,142)	(1,350)
Cash dividends on common stock	(317)	(304)	(247)
Cash dividends on preferred stock	(64)	(64)	(52)
Net proceeds from issuance of preferred stock	—	—	486
Repurchase of common stock	(839)	(623)	(256)
Other	(2)	12	6
Net cash from financing activities	(1,186)	5,862	405
Net change in cash and cash equivalents	137	1,310	(1,269)
Cash and cash equivalents at beginning of year	5,314	4,004	5,273
Cash and cash equivalents at end of year	$5,451	$5,314	$4,004
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
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Regions, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. Regions considers a voting rights entity to be a subsidiary and consolidates it if Regions has a controlling financial interest in the entity. VIEs are consolidated if Regions has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., Regions is the primary beneficiary). The determination of whether Regions is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs but in which Regions has significant influence over the operating and financing decisions, are accounted for using the equity method of accounting. Investments in VIEs, where Regions is not the primary beneficiary of a VIE, are accounted for using either the proportional amortization method or the equity method of accounting. These investments are included in other assets in the consolidated balance sheets. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured. Refer to Note 2 for additional disclosures regarding Regions’ significant VIEs.
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
CASH EQUIVALENTS AND CASH FLOWS
Cash equivalents represent assets that can be converted into cash immediately. At Regions, these assets include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Cash flows from loans, either originated or acquired, are classified at that time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to sell the loan, the cash flows of that loan are presented as operating cash flows. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

The following table summarizes supplemental cash flow information for the years ended December 31:

	2016	2015	2014
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowings	$299	$268	$314
Income taxes, net	314	129	296
Non-cash transfers:
Operating leases transferred from loans	—	879	—
Loans held for sale and loans transferred to other real estate	100	156	125
Loans transferred to loans held for sale	247	69	101
Loans held for sale transferred to loans	5	3	4
Properties transferred to held for sale	53	38	8

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. It is Regions’ policy to take possession of securities purchased under resell agreements either through direct delivery or a tri-party agreement.
TRADING ACCOUNT SECURITIES
Trading account securities, which are primarily held for employee benefit purposes as a funding mechanism for related liabilities, consist of debt and marketable equity securities and are carried at estimated fair value. See the “Fair Value Measurements” section below for discussion of determining fair value. Gains and losses, both realized and unrealized, are included in other non-interest income.
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
The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost for equity securities. For debt securities, factors include the credit standing of the issuer, whether the Company expects to receive all scheduled principal and interest payments, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings as part of net securities gains (losses). Additionally, the Company recognizes impairment of available for sale equity securities when the cost basis is above the highest traded price within the past six months; the cost basis of the securities is adjusted to current estimated fair value with the entire offset recorded in the statement of income. Refer to Note 4 for further detail and information on securities.
LOANS HELD FOR SALE
Regions’ loans held for sale include commercial loans, investor real estate loans and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Certain commercial mortgage loans held for sale where management has elected the fair value option are recorded at fair value. Gains and losses on commercial mortgage loans held for sale for which the fair value option has been elected are included in capital markets fee income and other. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized in other non-interest expense. Gains and losses on the sale of non-performing commercial and investor real estate loans are included in other non-interest expense when realized as such amounts are viewed as credit costs.  Gains and losses on sales of performing loans are included in non-interest income. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment (or portfolio loans). Loans held for investment are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Regions' loan balance is comprised of commercial, investor real estate and consumer loans. Interest income on all types of loans is accrued based on the contractual interest rate and the principal amount outstanding using methods that approximate the interest method, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ constant effective yield, which is included in interest income on loans. See Note 5 for further detail and information on loans.
Regions engages in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a constant effective, or level, yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.
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
Non-accrual and charge-off decisions for consumer loans are dictated by the FFIEC's Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. The charge-off process drives consumer non-accrual status as follows. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on net loan to value exposure. For home equity loans in a second lien position, the evaluation is performed at 120 days past due. If a loan is secured by collateral having a net realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are generally charged-off in full at either 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards.
When loans are placed on non-accrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net loan fees/costs are discontinued. When a commercial or investor real estate loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on commercial and investor real estate loans placed on non-accrual status in the current year is charged against the allowance for loan losses. When a consumer loan is placed on non-accrual status, all uncollected interest accrued is reversed and charged to interest income due to immateriality. Interest collections on commercial and investor real estate non-accrual loans are applied as principal reductions. Interest collections on consumer loans are recorded using the cash basis, due to immateriality.

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
CALCULATION OF ALLOWANCE FOR CREDIT LOSSES
Commercial and Investor Real Estate Components
Impaired Loans
Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and all TDRs. Regions considers the current value of collateral, credit quality of any guarantees, guarantor’s liquidity and willingness to repay, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and Regions’ evaluation of the borrower’s management. For non-accrual commercial and investor real estate loans (including TDRs) equal to or greater than $2.5 million, the allowance for loan losses is based on a note-level evaluation considering the facts and circumstances specific to each borrower. For these loans, Regions measures the level of impairment based on the present value of the estimated cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated cash flow method to measure impairment. For commercial and investor real estate accruing TDRs and all non-accruing loans less than $2.5 million, the allowance for loan losses is based on a discounted cash flow analysis performed at the note level, where estimated projected cash flows reflect credit losses based on statistical information (including historical default information) derived from loans with similar risk characteristics (e.g., credit quality indicator and product type) using PDs and LGDs as described in the following paragraph.
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
INVESTMENTS IN OPERATING LEASES
Investments in operating leases represent the assets underlying the related lease contracts and are reported at cost, less accumulated depreciation and net of origination fees and costs. Depreciation on these assets is generally provided on a straight-line basis over the lease term down to an estimated residual value. Regions periodically evaluates its depreciation rate for leased assets based on projected residual values and adjusts depreciation expense over the remaining life of the lease if deemed appropriate. Regions also evaluates the current value of the operating lease assets and tests for impairment when indicators of impairment are present. Income from operating lease assets includes lease origination fees, net of lease origination costs, and is recognized as operating lease revenue on a straight line basis over the scheduled lease term. The accrual of revenue on operating leases is generally discontinued at the time an account is determined to be uncollectible. Operating lease revenue and the depreciation expense on the related operating lease assets are included as components of net interest income and other financing income on the consolidated statements of income. When a leased asset is returned, its remaining value is reclassified from other earning assets to other assets and recorded at the lower of cost or estimated fair value, less costs to sell, on Regions' consolidated balance sheet. Impairment of the operating lease asset, as well as residual value gains and losses at the end of the lease term are recorded through other non-interest income.
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
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets primarily include the following: 1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate maturity deposits, 2) amounts capitalized related to the value of acquired customer relationships, 3) amounts recorded related to employment agreements with certain individuals of acquired entities, and 4) the Fannie Mae DUS license. Core deposit intangibles and certain other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.
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

Regions uses both the GCM and the GTM as its market approaches. The GCM applies a value multiplier derived from each reporting unit’s peer group to tangible book value (for Corporate Bank and Consumer Bank) or price to earnings ratio (for Wealth Management) and an implied control premium to each reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The GTM applies a value multiplier to a financial metric of each reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).
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
Other identifiable intangible assets, primarily core deposit intangibles, purchased credit card relationships and other acquired customer relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card or other types of acquired customer accounts and/or balances, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense and reduce the carrying amount of the asset.
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
Regions has elected to account for its residential MSRs using the fair value measurement method. Under the fair value measurement method, residential MSRs are measured at estimated fair value each period with changes in fair value recorded as a component of mortgage income. The fair value of residential MSRs is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of residential mortgages in the servicing portfolio could result in significant valuation adjustments, thus creating potential volatility in the carrying amount of residential MSRs. The valuation method relies on an OAS to consider prepayment risk and equate the asset's discounted cash flows to its market price. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value.
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
FORECLOSED PROPERTY AND OTHER REAL ESTATE
Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or estimated fair value less estimated costs to sell the property. At the date of transfer from the loan portfolio, if the recorded investment in the loan exceeds the property’s estimated fair value less estimated costs to sell, a write-down is recorded against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. At December 31, 2016 and 2015, the carrying values of foreclosed properties were immaterial.
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
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, options including interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In at least some cases, counterparties post collateral at a zero threshold regardless of credit rating. The majority of interest rate derivatives traded by Regions with dealing counterparties are subject to mandatory clearing through a central clearinghouse. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse.
Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, changes in interest rate volatility as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount, generally associated with a principal balance at risk. Interest rate floors subject Regions to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on marketable instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the credit risk that the counterparty will fail to perform. Eurodollar futures are futures contracts on Eurodollar deposits. Eurodollar futures subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily through a margining process in an exchange, there is minimal credit risk associated with Eurodollar futures. Forward sale commitments are sales of securities at a specified price at a future date. Forward sale commitments subject Regions to market risk associated with changes in market value, as well as the credit risk that the counterparty will fail to perform.
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
When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur, the derivative will continue to be recorded as an other asset or other liability in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in capital markets fee income or other. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were unrecognized and accumulated in accumulated other comprehensive income (loss) pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.
Derivative contracts for which the Company has not elected to apply hedge accounting are classified as other assets or liabilities with gains and losses related to the change in fair value recognized in capital markets fee income and other or mortgage income, as applicable, in the statements of income during the period. These positions, as well as non-derivative instruments, are used to mitigate economic and accounting volatility related to customer derivative transactions, the mortgage pipeline and the fair value of residential MSRs.
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
The Company applies the proportional amortization method in accounting for its qualified affordable housing investments. This method recognizes the amortized cost of the investment as a component of income tax expense.
The deferral method of accounting is used for investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction of the related asset.
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
SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock), restricted stock units, performance stock units and stock options. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock, restricted stock units or performance stock units is determined based on the closing price of Regions common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is considered in calculating estimated forfeitures. Estimated forfeitures are adjusted when actual forfeitures differ from estimates, resulting in the recognition of compensation cost only for awards that vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in compensation cost in the period of the change in estimate. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, have expired, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock.
See Note 17 for further discussion and details of share-based payments.
EMPLOYEE BENEFIT PLANS
Regions uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flows during the year for calculating the expected investment return on all pension plan assets. At a minimum, amortization of the net gain or loss included in accumulated other comprehensive income resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active participating employees expected to receive benefits under the plans. Regions uses a third-party actuary to compute the remaining service period of active participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.
REVENUE RECOGNITION
The largest source of revenue for Regions is interest income. Interest income is recognized using the interest method driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit and mortgage-related fees, including letter of credit fees, servicing fees, and fees related to debit and credit cards are recognized in non-interest income when earned. Regions recognizes commission revenue and exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits, interchange income on credit cards, trust revenues and capital markets fee income are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.
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
Mortgage loans held for sale consist of residential first mortgage loans and commercial mortgages held for sale. The residential first mortgage loans held for sale are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. The commercial mortgage loans held for sale are valued based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads, a Level 3 measurement due to the unobservable inputs included in the credit spreads for bonds in commercial mortgage-backed securitizations. Regions has elected to measure certain residential and commercial mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under the “Fair Value Option” section in Note 22).
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
Derivative assets and liabilities, which primarily consist of interest rate, foreign exchange, and commodity contracts that include forwards, futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, which are Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at an appropriate index rate. During 2016, Regions began utilizing OIS curves as fair value measurement inputs for the valuation of interest rate and commodity derivatives. The assumed cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, which are Level 2 measurements. Interest rate lock commitments on loans intended for sale and risk participations categorized as credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.
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
Loans, (excluding capital leases), net of unearned income and allowance for loan losses: A discounted cash flow method under the income approach is utilized to estimate the fair value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of scheduled principal and interest payments, principal prepayments, and estimates of principal defaults, loss given default, and current market interest rates (excluding credit). The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations.
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

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
The following table provides a brief description of accounting standards that could have a material impact to Regions’ consolidated financial statements upon adoption.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2016
ASU 2015-02, Amendments to Consolidation Analysis
This ASU amends Topic 810, Consolidation, and eliminates the consolidation model created specifically for limited partnerships and creates a single model for evaluating consolidation of legal entities. This ASU may be adopted either retrospectively or on a modified retrospective basis.
		January 1, 2016 Early adoption is permitted.	Adopted on a modified-retrospective basis January 1, 2016. No material impact.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This ASU amends Subtopic 835-30, Interest-Imputation of Interest, and requires entities to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of the debt liability. This ASU should be adopted retrospectively.

		January 1, 2016 Early adoption is permitted.	Adopted January 1, 2016. Because the impact of this guidance was not material to prior periods, retrospective application and the related disclosures were not necessary for Regions.
ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
This ASU amends Subtopic 350-40, Intangibles-Goodwill and Other- Internal Use Software, and provides guidance on how customers should evaluate whether such arrangements contain a software license that should be accounted for separately. This ASU may be adopted either retrospectively or prospectively.

		January 1, 2016 Early adoption is permitted.	Adopted on a prospective basis January 1, 2016. No material impact.
ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
This ASU amends Topic 820, Fair Value Measurement, removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient pursuant to previous guidance. This ASU should be adopted retrospectively.

		January 1, 2016 Early adoption is permitted.	Adopted January 1, 2016. No material impact.
ASU 2015-12, (Part I) Fully Benefit- Responsive Investment Contracts, (Part II) Plan Investment Disclosures, and (Part III) Measurement Date Practical Expedient
This ASU amends Topic 960, Plan Accounting: Defined Benefit Pension Plans, Topic 962, Defined Contribution Pension Plans, and Topic 965, Health and Welfare Benefit Plans. The guidance provides three parts to simplify the process. Part I notes that fully benefit-responsive investment contracts will be measured, presented and disclosed only at contract value, and plans are no longer required to reconcile contract value to fair value. Part II simplifies the disclosure of plan investments. Part III allows a measurement date practical expedient and permits plans to measure investments and investment-related accounts as of a month-end that is closest to the plan’s fiscal year-end when the fiscal year-end does not coincide with a month-end. Parts I and II of the ASU should be adopted on a retrospective basis and Part III of the ASU should be adopted prospectively.

		January 1, 2016 Early adoption is permitted for any of the three parts individually.	Adopted January 1, 2016. No material impact.
ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments
This ASU amends Topic 805, Business Combinations, and eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead acquirers will recognize measurement-period adjustments during the period in which they determine the amounts. This ASU should be adopted prospectively.

		January 1, 2016 Early adoption is permitted.	Adopted January 1, 2016. No material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2014-09, Revenue from Contracts with Customers

ASU 2015-14, Deferral of the Effective Date

ASU 2016-08, Principal versus Agent Considerations

ASU 2016-10, Identifying Performance Obligations and Licensing

ASU 2016-12, Narrow-Scope Improvements and Practical Expedience

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU may be adopted either retrospectively or on a modified retrospective basis.

January 1, 2018 Early adoption is permitted beginning January 1, 2017.
Regions has established a revenue recognition standard implementation team, led by the Corporate Controller’s group with assistance from the various lines of business and finance management to evaluate the potential impact of adopting this guidance. The implementation team has substantially completed the initial scoping and determined that approximately $1.7 billion of 2016 non-interest income would be within the scope of the new revenue recognition standard, when adopted. Non-interest income streams that are out of scope of the new standard include mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. The implementation team has also substantially completed its evaluation of service charges on deposit accounts and has determined that changes in revenue recognition for those contracts are not expected to result in a material impact to Regions upon adoption. The implementation team is currently reviewing contracts related to card and ATM fees, investment management and trust fees, insurance commissions and fees, investment services fees and capital markets fees. The review of the remaining contracts is expected to be completed in early 2017. In addition to potential timing issues for revenue recognition under the new standard, Regions is still evaluating the standard’s guidance for assessment of gross versus net reporting of revenues and expenses related to certain arrangements such as card interchange fees. The implementation team is also in process of developing additional quantitative and qualitative disclosures that may be required upon the adoption of the new revenue recognition standard.

ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities
This ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value with changes in the fair value recognized through net income (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) requires public business entities (PBEs) to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value. Except for disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.
		January 1, 2018 Early adoption permitted beginning January 1, 2016 or 2017 for the amendment related to separate presentation in other comprehensive income.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material. Regions does not plan to early adopt.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted (continued)
ASU 2016-02, Leases
This ASU creates ASU Topic 842, Leases, and supersedes Topic 840, Leases. The new guidance requires lessees to record a right-of-use asset and a corresponding liability equal to the present value of future rental payments on their balance sheets for all leases with a term greater than one year.  There are not significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. This guidance expands both quantitative and qualitative required disclosures. This ASU should be adopted on a modified retrospective basis.

January 1, 2019 Early adoption is permitted.
This ASU supersedes the lease accounting requirements in Topic 840, Leases. Regions has established a leasing standard implementation team comprised of the Corporate Controller’s group, Corporate Real Estate and other business and finance management to plan and execute the adoption of the new leasing standard.  The implementation team has substantially completed the identification of Regions’ leases that will need to be measured and reported as a right-of-use asset and corresponding liability for future rental payments. The implementation team is currently working with a lease administration vendor to set up and test the accounting for the lease contracts on the lease administration system. Based on the December 31, 2016 lease portfolio, Regions has approximately $761 million of future lease obligations that would be measured and recognized when the new guidance is adopted (refer to Note 24). While this amount represents a large majority of the leases that are within the scope of the new leasing standard, the implementation team will continue reviewing service contracts up through the effective date and may identify additional leases embedded in those arrangements that will be within the scope of the new standard. Between now and January 1, 2019, Regions will likely have changes to the lease portfolio as the Company continues to evaluate and execute branch and occupancy optimization initiatives. In addition to final determination of the lease portfolio at the effective date, the initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. Up through the date of adoption, the evaluation of the impact of the standard will be adjusted based on new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates. While there will be some changes to income statement classification, the implementation team does not expect the adoption of the standard to have a material impact to pre-tax income. Regions does not anticipate early adoption of the new standard.

ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The ASU amends Topic 815, Derivatives and Hedging, and addresses how a change in the counterparty to a derivative contract affects a hedging relationship. The ASU may be adopted either prospectively or on a modified retrospective basis.

		January 1, 2017	Regions believes the adoption of this guidance will not have a material impact.
ASU 2016-06, Contingent Put and Call Options in Debt Instruments
The ASU amends Topic 815, Derivatives and Hedging, and clarifies that entities should solely use the four-step decision sequence described in current derivatives accounting guidance. This sequence should be used when assessing whether contingent exercise provisions associated with a put or call option are clearly and closely related to their debt hosts. The ASU should be adopted on a modified retrospective basis.
		January 1, 2017	Regions believes the adoption of this guidance will not have a material impact.
ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting
The ASU amends Topic 323, Investments- Equity Method and Joint Ventures, and eliminates the requirement for an investor to retrospectively apply the equity method to investments when its ownership interest (or degree of influence in an investee) increases to a level that triggers the equity method of accounting. This ASU should be adopted prospectively.
		January 1, 2017	Regions believes the adoption of this guidance will not have a material impact.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This ASU amends Topic 718, Stock Compensation, and intends to improve and simplify accounting for employee shared-based payments. The amendments update the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The transition method of accounting application (i.e. prospective, retrospective or modified retrospective application) differs by amendment and is defined in the guidance.
		January 1, 2017	Regions believes the adoption of this guidance will not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted (continued)
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach (CECL) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities. Additional quantitative and qualitative disclosures are required upon adoption.

While the CECL model does not apply to AFS debt securities, the ASU does require entities to now record an allowance when recognizing credit losses for AFS securities, rather than reduce the amortized cost of the securities by direct write-offs.

The ASU should be adopted on a modified retrospective basis. Entities that have loans accounted for under ASC 310-30 at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.
January 1, 2020 Early adoption permitted beginning January 1, 2019
Regions has formed a cross-functional implementation team co-led by Finance and Risk Management. The implementation team has developed a high-level project plan and is staying informed about the broader industry’s perspective and insights, delivering educational and awareness sessions across the Company, identifying and researching key decision points, and evaluating the financial and operational implications of adoption.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This ASU amends Topic 230, Statement of Cash Flows, and provides clarification with respect to classification within the statement on cash flows where current guidance is unclear or silent. The ASU should be adopted retrospectively.
		January 1, 2018 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material. Regions does not plan to early adopt.
ASU 2016-17, Interest Held through Related Parties That Are Under Common Control
This ASU amends Topic 810, Consolidation, and prescribes that when determining whether a single decision maker is the primary beneficiary of a variable interest entity (VIE), a single decision maker will no longer be required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Entities that have not adopted ASU 2015-02 are required to adopt the amendments in this ASU at the same time they adopt ASC 2015-02 and should apply the same transition method elected for the application of ASU 2015-02. Entities that have already adopted ASU 2015-02 should apply the amendments in this ASU retrospectively to the same periods ASU 2015-02 were initially applied.
		January 1, 2017 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material. Regions does not plan to early adopt.
ASU 2017-01, Clarifying the Definition of a Business
This ASU amends Topic 805, Business Combinations, and provides additional accounting guidance to better determine when a set of assets and activities is a business. The ASU should be adopted prospectively.

		January 1, 2018 Early adoption is permitted for certain transactions as described in guidance.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2017-04, Simplifying the Test for Goodwill Impairment	This ASU amends Topic 350, Intangibles-Goodwill and Other, and eliminates Step 2 from the goodwill impairment test.	January 1, 2020 Early adoption is permitted.	Regions believes the adoption of this guidance will not have a material impact. Regions does not plan to early adopt.

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
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Regions uses the proportional amortization method for these investments. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments in other assets on the consolidated balance sheets. See Note 1 for additional details.
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
The Company recognized $117 million and $103 million in amortization expense and $130 million and $118 million of tax credits related to investments in qualified affordable housing projects utilizing the proportional amortization method during 2016 and 2015, respectively. The Company also recognized $37 million and $32 million of other tax benefits related to these investments during 2016 and 2015, respectively.
A summary of Regions’ proportional amortization method investments, equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2016	2015
	(In millions)
Proportional amortization method investments included in other assets	$1,013	$891
Equity method investments included in other assets	21	26
Unfunded commitments included in other liabilities	301	285
Short-term construction loans and letters of credit commitments	249	266
Funded portion of short-term loans and letters of credit	103	139
During 2016, Regions became a syndicator of affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. Regions generates revenue from the syndication of these funds and also asset management revenue by managing the funds. The affordable housing funds meet the definition of a VIE. The primary benefits are the rights to receive tax credits and other tax benefits, which are transferred to the third party investors. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2016, the value of Regions’ general partnership interest in affordable housing investments is immaterial. Affordable housing investments that the Company intends to syndicate but have not yet syndicated as of December 31, 2016 are not VIEs and are accounted for within other assets at the lower of cost or fair value totaling approximately $8 million.

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
The following table represents the condensed results of operations for discontinued operations:

	Year Ended December 31
	2016	2015	2014
	(In millions, except per share data)
Non-interest income:
Insurance proceeds	$—	$—	$19
Total non-interest income	—	—	19
Non-interest expense:
Professional and legal expenses	(9)	21	(3)
Other	1	1	1
Total non-interest expense	(8)	22	(2)
Income (loss) from discontinued operations before income taxes	8	(22)	21
Income tax expense (benefit)	3	(9)	8
Income (loss) from discontinued operations, net of tax	$5	$(13)	$13
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$(0.01)	$0.01
Diluted	$0.00	$(0.01)	$0.01
NOTE 4. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	December 31, 2016
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,249	$—	$(49)	$1,200	$12	$(3)	$1,209
Commercial agency	167	—	(5)	162	—	(2)	160
	$1,416	$—	$(54)	$1,362	$12	$(5)	$1,369

Securities available for sale:
U.S. Treasury securities	$303	$1	$(1)	$303			$303
Federal agency securities	35	—	—	35			35
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	17,531	95	(255)	17,371			17,371
Residential non-agency	4	—	—	4			4
Commercial agency	3,486	9	(32)	3,463			3,463
Commercial non-agency	1,124	8	(3)	1,129			1,129
Corporate and other debt securities	1,272	19	(17)	1,274			1,274
Equity securities	194	7	—	201			201
	$23,950	$139	$(308)	$23,781			$23,781

	December 31, 2015
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	350	—	(10)	340	9	—	349
Mortgage-backed securities:
Residential agency	1,490	—	(61)	1,429	18	(2)	1,445
Commercial agency	181	—	(5)	176	—	(2)	174
	$2,022	$—	$(76)	$1,946	$27	$(4)	$1,969

Securities available for sale:
U.S. Treasury securities	$228	$1	$(1)	$228			$228
Federal agency securities	219	—	(1)	218			218
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	16,003	149	(90)	16,062			16,062
Residential non-agency	5	—	—	5			5
Commercial agency	3,033	10	(25)	3,018			3,018
Commercial non-agency	1,245	3	(17)	1,231			1,231
Corporate and other debt securities	1,718	12	(63)	1,667			1,667
Equity securities	272	10	(2)	280			280
	$22,724	$185	$(199)	$22,710			$22,710
_________

(1)	The gross unrealized losses recognized in OCI on held to maturity securities resulted from a transfer of available for sale securities to held to maturity in the second quarter of 2013.
Securities with carrying values of $11.6 billion and $11.9 billion at December 31, 2016 and 2015, respectively, were pledged to secure public funds trading positions, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $50 million of encumbered U.S. Treasury securities at both December 31, 2016 and 2015.
The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,249	$1,209
Commercial agency	167	160
	$1,416	$1,369
Securities available for sale:
Due in one year or less	$74	$74
Due after one year through five years	581	586
Due after five years through ten years	719	720
Due after ten years	237	233
Mortgage-backed securities:
Residential agency	17,531	17,371
Residential non-agency	4	4
Commercial agency	3,486	3,463
Commercial non-agency	1,124	1,129
Equity securities	194	201
	$23,950	$23,781
The following tables present gross unrealized losses and the related estimated fair value of securities held to maturity and securities available for sale at December 31, 2016 and 2015. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$850	$(26)	$359	$(14)	$1,209	$(40)
Commercial agency	—	—	160	(7)	160	(7)
	$850	$(26)	$519	$(21)	$1,369	$(47)

Securities available for sale:
U.S. Treasury securities	$112	$(1)	$18	$—	$130	$(1)
Mortgage-backed securities:
Residential agency	12,071	(245)	570	(10)	12,641	(255)
Commercial agency	2,199	(31)	45	(1)	2,244	(32)
Commercial non-agency	402	(2)	176	(1)	578	(3)
All other securities	382	(6)	218	(11)	600	(17)
	$15,166	$(285)	$1,027	$(23)	$16,193	$(308)

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$198	$(1)	$—	$—	$198	$(1)
Mortgage-backed securities:
Residential agency	322	(7)	1,121	(38)	1,443	(45)
Commercial agency	—	—	174	(7)	174	(7)
	$520	$(8)	$1,295	$(45)	$1,815	$(53)

Securities available for sale:
U.S. Treasury securities	$59	$(1)	$8	$—	$67	$(1)
Federal agency securities	74	—	7	—	81	—
Mortgage-backed securities:
Residential agency	8,037	(73)	791	(17)	8,828	(90)
Residential non-agency	3	—	—	—	3	—
Commercial agency	1,695	(20)	273	(5)	1,968	(25)
Commercial non-agency	684	(12)	264	(6)	948	(18)
All other securities	805	(36)	307	(29)	1,112	(65)
	$11,357	$(142)	$1,650	$(57)	$13,007	$(199)
The number of individual securities in an unrealized loss position in the tables above increased from 1,081 at December 31, 2015 to 1,613 at December 31, 2016. The increase in the number of securities and the total amount of unrealized losses was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating other-than-temporary impairments, management did identify a limited number of positions where an other-than-temporary impairment was believed to exist during 2016. Such impairments were related to available-for-sale securities with current market values below the highest traded price in the last six months, and debt securities for which the decision to sell was made. Total impairments in 2016 were $2 million, and have been reflected as a reduction of net securities gains on the consolidated statements of income.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as other-than-temporary impairment losses, for years ended December 31 are shown in the table below. The cost of securities sold is based on the specific identification method.

	2016	2015	2014
	(In millions)
Gross realized gains	$36	$44	$38
Gross realized losses	(28)	(8)	(8)
OTTI	(2)	(7)	(3)
Securities gains, net	$6	$29	$27

NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2016	2015
	(In millions)
Commercial and industrial	$35,012	$35,821
Commercial real estate mortgage—owner-occupied	6,867	7,538
Commercial real estate construction—owner-occupied	334	423
Total commercial	42,213	43,782
Commercial investor real estate mortgage	4,087	4,255
Commercial investor real estate construction	2,387	2,692
Total investor real estate	6,474	6,947
Residential first mortgage	13,440	12,811
Home equity	10,687	10,978
Indirect—vehicles	4,040	3,984
Indirect—other consumer	920	545
Consumer credit card	1,196	1,075
Other consumer	1,125	1,040
Total consumer	31,408	30,433
Total loans, net of unearned income (1)	$80,095	$81,162
_________

(1)	Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $141 million and $317 million at December 31, 2016 and 2015, respectively.
During 2016 and 2015, Regions purchased approximately $985 million and $1.1 billion, respectively, in indirect-vehicles and indirect-other consumer loans from a third party.
The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2016	2015
	(In millions)
Rentals receivable	$303	$326
Estimated residuals on leveraged leases	203	240
Unearned income on leveraged leases	184	248

	2016	2015	2014
	(In millions)
Pre-tax income from leveraged leases	$28	$34	$38
Income tax expense on income from leveraged leases	31	33	33
The income above does not include leveraged lease termination gains of $8 million, $8 million and $10 million with related income tax expense of $11 million, less than $1 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, $19.8 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At December 31, 2016, an additional $22.3 billion in net eligible loans held by Regions were pledged to the Federal Reserve Bank for potential borrowings.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. The methodology is described in Note 1 "Summary of Significant Accounting Policies."
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance by portfolio segment for the years ended December 31, 2016, 2015 and 2014. The total allowance for loan losses and the related loan portfolio ending balances are then disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	95	(23)	190	262
Loan losses:
Charge-offs	(143)	(2)	(253)	(398)
Recoveries	43	13	65	121
Net loan losses	(100)	11	(188)	(277)
Allowance for loan losses, December 31, 2016	753	85	253	1,091
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	17	—	—	17
Reserve for unfunded credit commitments, December 31, 2016	64	5	—	69
Allowance for credit losses, December 31, 2016	$817	$90	$253	$1,160
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$231	$13	$60	$304
Collectively evaluated for impairment	522	72	193	787
Total allowance for loan losses	$753	$85	$253	$1,091
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,069	$107	$770	$1,946
Collectively evaluated for impairment	41,144	6,367	30,638	78,149
Total loans evaluated for impairment	$42,213	$6,474	$31,408	$80,095

	2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	191	(65)	115	241
Loan losses:
Charge-offs	(154)	(15)	(234)	(403)
Recoveries	67	27	71	165
Net loan losses	(87)	12	(163)	(238)
Allowance for loan losses, December 31, 2015	758	97	251	1,106
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	(10)	(3)	—	(13)
Reserve for unfunded credit commitments, December 31, 2015	47	5	—	52
Allowance for credit losses, December 31, 2015	$805	$102	$251	$1,158
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$189	$26	$68	$283
Collectively evaluated for impairment	569	71	183	823
Total allowance for loan losses	$758	$97	$251	$1,106
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$743	$191	$835	$1,769
Collectively evaluated for impairment	43,039	6,756	29,598	79,393
Total loans evaluated for impairment	$43,782	$6,947	$30,433	$81,162

	2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	55	(89)	103	69
Loan losses:
Charge-offs	(179)	(24)	(270)	(473)
Recoveries	67	27	72	166
Net loan losses	(112)	3	(198)	(307)
Allowance for loan losses, December 31, 2014	654	150	299	1,103
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	(6)	(4)	(3)	(13)
Reserve for unfunded credit commitments, December 31, 2014	57	8	—	65
Allowance for credit losses, December 31, 2014	$711	$158	$299	$1,168
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$186	$65	$78	$329
Collectively evaluated for impairment	468	85	221	774
Total allowance for loan losses	$654	$150	$299	$1,103
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$742	$417	$856	$2,015
Collectively evaluated for impairment	40,660	6,396	28,236	75,292
Total loans evaluated for impairment	$41,402	$6,813	$29,092	$77,307

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
CREDIT QUALITY INDICATORS
Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance.

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

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2016 and 2015.

	2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,619	$658	$1,112	$623	$35,012
Commercial real estate mortgage—owner-occupied	6,190	221	246	210	6,867
Commercial real estate construction—owner-occupied	308	8	15	3	334
Total commercial	$39,117	$887	$1,373	$836	$42,213
Commercial investor real estate mortgage	$3,766	$190	$114	$17	$4,087
Commercial investor real estate construction	2,192	129	66	—	2,387
Total investor real estate	$5,958	$319	$180	$17	$6,474

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,390	$50	$13,440
Home equity			10,595	92	10,687
Indirect—vehicles			4,040	—	4,040
Indirect—other consumer			920	—	920
Consumer credit card			1,196	—	1,196
Other consumer			1,125	—	1,125
Total consumer			$31,266	$142	$31,408
					$80,095

	2015
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,639	$963	$894	$325	$35,821
Commercial real estate mortgage—owner-occupied	6,750	306	214	268	7,538
Commercial real estate construction—owner-occupied	385	21	15	2	423
Total commercial	$40,774	$1,290	$1,123	$595	$43,782
Commercial investor real estate mortgage	$3,926	$140	$158	$31	$4,255
Commercial investor real estate construction	2,658	4	30	—	2,692
Total investor real estate	$6,584	$144	$188	$31	$6,947

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,748	$63	$12,811
Home equity			10,885	93	10,978
Indirect—vehicles			3,984	—	3,984
Indirect—other consumer			545	—	545
Consumer credit card			1,075	—	1,075
Other consumer			1,040	—	1,040
Total consumer			$30,277	$156	$30,433
					$81,162

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of December 31, 2016 and 2015:

	2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$59	$11	$6	$76	$34,389	$623	$35,012
Commercial real estate mortgage—owner-occupied	29	7	2	38	6,657	210	6,867
Commercial real estate construction—owner-occupied	1	—	—	1	331	3	334
Total commercial	89	18	8	115	41,377	836	42,213
Commercial investor real estate mortgage	6	8	—	14	4,070	17	4,087
Commercial investor real estate construction	—	—	—	—	2,387	—	2,387
Total investor real estate	6	8	—	14	6,457	17	6,474
Residential first mortgage	99	63	212	374	13,390	50	13,440
Home equity	60	22	33	115	10,595	92	10,687
Indirect—vehicles	56	14	10	80	4,040	—	4,040
Indirect—other consumer	5	3	—	8	920	—	920
Consumer credit card	9	7	15	31	1,196	—	1,196
Other consumer	13	5	5	23	1,125	—	1,125
Total consumer	242	114	275	631	31,266	142	31,408
	$337	$140	$283	$760	$79,100	$995	$80,095

	2015
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$11	$6	$9	$26	$35,496	$325	$35,821
Commercial real estate mortgage—owner-occupied	24	7	3	34	7,270	268	7,538
Commercial real estate construction—owner-occupied	—	1	—	1	421	2	423
Total commercial	35	14	12	61	43,187	595	43,782
Commercial investor real estate mortgage	14	13	4	31	4,224	31	4,255
Commercial investor real estate construction	2	—	—	2	2,692	—	2,692
Total investor real estate	16	13	4	33	6,916	31	6,947
Residential first mortgage	88	60	220	368	12,748	63	12,811
Home equity	58	26	59	143	10,885	93	10,978
Indirect—vehicles	49	14	9	72	3,984	—	3,984
Indirect—other consumer	2	1	—	3	545	—	545
Consumer credit card	7	5	12	24	1,075	—	1,075
Other consumer	11	4	4	19	1,040	—	1,040
Total consumer	215	110	304	629	30,277	156	30,433
	$266	$137	$320	$723	$80,380	$782	$81,162

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of December 31, 2016 and 2015. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$685	$72	$613	$126	$487	$138	30.7%
Commercial real estate mortgage—owner-occupied	231	21	210	39	171	53	32.0
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	920	94	826	165	661	193	31.2
Commercial investor real estate mortgage	18	1	17	5	12	5	33.3
Total investor real estate	18	1	17	5	12	5	33.3
Residential first mortgage	41	12	29	—	29	4	39.0
Home equity	12	1	11	—	11	—	8.3
Total consumer	53	13	40	—	40	4	32.1
	$991	$108	$883	$170	$713	$202	31.3%

	Accruing Impaired Loans 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$187	$1	$186	$33	18.2%
Commercial real estate mortgage—owner-occupied	60	4	56	5	15.0
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	248	5	243	38	17.3
Commercial investor real estate mortgage	82	8	74	7	18.3
Commercial investor real estate construction	16	—	16	1	6.3
Total investor real estate	98	8	90	8	16.3
Residential first mortgage	435	10	425	51	14.0
Home equity	292	—	292	5	1.7
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	10	—	10	—	—
Total consumer	740	10	730	56	8.9
	$1,086	$23	$1,063	$102	11.5%

	Total Impaired Loans 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$872	$73	$799	$126	$673	$171	28.0%
Commercial real estate mortgage—owner-occupied	291	25	266	39	227	58	28.5
Commercial real estate construction—owner-occupied	5	1	4	—	4	2	60.0
Total commercial	1,168	99	1,069	165	904	231	28.3
Commercial investor real estate mortgage	100	9	91	5	86	12	21.0
Commercial investor real estate construction	16	—	16	—	16	1	6.3
Total investor real estate	116	9	107	5	102	13	19.0
Residential first mortgage	476	22	454	—	454	55	16.2
Home equity	304	1	303	—	303	5	2.0
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	10	—	10	—	10	—	—
Total consumer	793	23	770	—	770	60	10.5
	$2,077	$131	$1,946	$170	$1,776	$304	20.9%

	Non-accrual Impaired Loans 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$363	$41	$322	$26	$296	$98	38.3%
Commercial real estate mortgage—owner-occupied	286	18	268	36	232	69	30.4
Commercial real estate construction—owner-occupied	2	—	2	—	2	1	50.0
Total commercial	651	59	592	62	530	168	34.9
Commercial investor real estate mortgage	36	5	31	13	18	8	36.1
Total investor real estate	36	5	31	13	18	8	36.1
Residential first mortgage	51	16	35	—	35	4	39.2
Home equity	14	1	13	—	13	—	7.1
Total consumer	65	17	48	—	48	4	32.3
	$752	$81	$671	$75	$596	$180	34.7%

	Accruing Impaired Loans 2015
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$68	$1	$67	$13	20.6%
Commercial real estate mortgage—owner-occupied	89	6	83	8	15.7
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	158	7	151	21	17.7
Commercial investor real estate mortgage	141	8	133	13	14.9
Commercial investor real estate construction	27	—	27	5	18.5
Total investor real estate	168	8	160	18	15.5
Residential first mortgage	457	13	444	57	15.3
Home equity	328	—	328	7	2.1
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	12	—	12	—	—
Total consumer	800	13	787	64	9.6
	$1,126	$28	$1,098	$103	11.6%

	Total Impaired Loans 2015
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$431	$42	$389	$26	$363	$111	35.5%
Commercial real estate mortgage—owner-occupied	375	24	351	36	315	77	26.9
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	809	66	743	62	681	189	31.5
Commercial investor real estate mortgage	177	13	164	13	151	21	19.2
Commercial investor real estate construction	27	—	27	—	27	5	18.5
Total investor real estate	204	13	191	13	178	26	19.1
Residential first mortgage	508	29	479	—	479	61	17.7
Home equity	342	1	341	—	341	7	2.3
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	12	—	12	—	12	—	—
Total consumer	865	30	835	—	835	68	11.3
	$1,878	$109	$1,769	$75	$1,694	$283	20.9%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2016, 2015 and 2014. Interest income recognized represents interest on accruing loans modified in a TDR.

	2016		2015		2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$714	$6	$386	$4	$365	$9
Commercial real estate mortgage—owner-occupied	304	5	345	9	473	12
Commercial real estate construction—owner-occupied	3	—	3	—	32	1
Total commercial	1,021	11	734	13	870	22
Commercial investor real estate mortgage	120	8	242	11	498	21
Commercial investor real estate construction	30	1	24	1	61	3
Total investor real estate	150	9	266	12	559	24
Residential first mortgage	469	15	477	15	457	14
Home equity	322	16	354	18	380	20
Indirect—vehicles	1	—	1	—	1	—
Consumer credit card	2	—	2	—	2	—
Other consumer	11	1	14	1	20	1
Total consumer	805	32	848	34	860	35
Total impaired loans	$1,976	$52	$1,848	$59	$2,289	$81

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
Regions works to meet the individual needs of consumer borrowers to stem foreclosure through CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship regardless of the borrower’s payment status. Consumer TDRs primarily involve an interest rate concession, however under the CAP, Regions may also offer a short-term deferral, a term extension, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. All CAP modifications are considered TDRs regardless of the term because they are concessionary in nature and because the customer documents a hardship in order to participate.
As noted above, the majority of Regions’ TDRs are results of interest rate concessions and not a forgiveness of principal. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level, as a result of the loans being considered impaired due to their TDR status. Regions most often does not record a charge-off at the modification date.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At December 31, 2016, approximately $37 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At December 31, 2016, approximately $4 million in home equity first lien TDRs were in excess of 180 days past due and $4 million in home equity second lien TDRs were in excess of 120 days past due, both categories of which were considered collateral-dependent.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs for the years ended December 31, 2016 and 2015 totaled approximately $542 million and $323 million, respectively.

	2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	184	$509	$12
Commercial real estate mortgage—owner-occupied	117	98	2
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	302	608	14
Commercial investor real estate mortgage	80	96	2
Commercial investor real estate construction	9	43	1
Total investor real estate	89	139	3
Residential first mortgage	231	46	6
Home equity	300	15	—
Consumer credit card	88	1	—
Indirect—vehicles and other consumer	190	2	—
Total consumer	809	64	6
	1,200	$811	$23

	2015
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	185	$207	$4
Commercial real estate mortgage—owner-occupied	175	127	4
Total commercial	360	334	8
Commercial investor real estate mortgage	122	131	3
Commercial investor real estate construction	18	34	1
Total investor real estate	140	165	4
Residential first mortgage	400	101	13
Home equity	582	30	—
Consumer credit card	147	1	—
Indirect—vehicles and other consumer	345	4	—
Total consumer	1,474	136	13
	1,974	$635	$25
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the years ended December 31, 2016 and 2015, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in Note 1 to the consolidated financial statements.

	2016	2015
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$28	$10
Commercial real estate mortgage—owner-occupied	3	6
Total commercial	31	16
Commercial investor real estate mortgage	3	1
Commercial investor real estate construction	1	—
Total investor real estate	4	1
Residential first mortgage	21	21
Home equity	2	2
Total consumer	23	23
	$58	$40
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2016, approximately $134 million of commercial and investor real estate loans modified in a TDR during the year ended December 31, 2016 were on non-accrual status. None of this amount was 90 days or more past due.
At December 31, 2016, Regions had restructured binding unfunded commitments totaling $48 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2016	2015	2014
	(In millions)
Carrying value, beginning of year	$252	$257	$297
Additions	108	36	40
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	4	(2)	(47)
Economic amortization associated with borrower repayments	(40)	(39)	(33)
Carrying value, end of year	$324	$252	$257
_________

(1)	"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
On February 29, 2016, the Company purchased the rights to service approximately $2.6 billion in residential mortgage loans for approximately $24 million.
On September 1, 2016, the Company purchased the rights to service approximately $2.8 billion in residential mortgage loans for approximately $22 million.
On November 30, 2016, the Company purchased the rights to service approximately $2.2 billion in residential mortgage loans for approximately $23 million. However, the Company paid $18 million as of December 31, 2016, and the balance of $5 million will be paid in 2017.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2016	2015
	(Dollars in millions)
Unpaid principal balance	$31,335	$25,840
Weighted-average CPR (%)	7.6%	10.9%
Estimated impact on fair value of a 10% increase	$(19)	$(13)
Estimated impact on fair value of a 20% increase	$(34)	$(25)
Option-adjusted spread (basis points)	1,054	997
Estimated impact on fair value of a 10% increase	$(13)	$(10)
Estimated impact on fair value of a 20% increase	$(27)	$(19)
Weighted-average coupon interest rate	4.2%	4.4%
Weighted-average remaining maturity (months)	281	279
Weighted-average servicing fee (basis points)	27.5	27.9
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

	2016	2015	2014
	(In millions)
Servicing related fees and other ancillary income	$86	$82	$86
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial MSRs and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 for additional information. Also see Note 24 for additional information related to the guarantee.
As of December 31, 2016 and 2015, the DUS servicing portfolio was approximately $1.8 billion and $1.2 billion, respectively. The related commercial MSRs were approximately $30 million and $16 million at December 31, 2016 and 2015, respectively. The estimated fair value of the loss share guarantee was approximately $4 million and $3 million at December 31, 2016 and 2015, respectively.
NOTE 8. OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, and operating lease assets.

The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2016	2015
	(In millions)
Federal Reserve Bank	$494	$484
Federal Home Loan Bank	196	239
The Company's investments in operating leases represent assets such as equipment, vehicles and aircraft. The following table presents investments in operating leases at December 31:

	2016	2015
	(In millions)
Lease assets	$818	$862
Accumulated depreciation	(130)	(28)
Investments in operating leases, net	$688	$834
The following table presents the minimum future rental payments due from customers for operating leases as of December 31:

Future rental payments
(In millions)
2017	$105
2018	88
2019	69
2020	54
2021	37
Thereafter	47
$400
NOTE 9. PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 is as follows:

	2016	2015
	(In millions)
Land	$490	$488
Premises and improvements	1,730	1,762
Furniture and equipment	1,025	990
Software	597	506
Leasehold improvements	387	404
Construction in progress	214	222
	4,443	4,372
Accumulated depreciation and amortization	(2,347)	(2,220)
	$2,096	$2,152

NOTE 10. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment at December 31 is presented as follows:

	2016	2015
	(In millions)
Corporate Bank	$2,474	$2,305
Consumer Bank	1,978	2,095
Wealth Management	452	478
	$4,904	$4,878
Refer to Note 23 for discussion of Regions' reorganization of its management reporting structure during the first quarter of 2016 and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach. As stated in Note 1, Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment.
In addition to the reallocation, there were increases of approximately $22 million to the Corporate Bank reportable segment and approximately $4 million to the Wealth Management reportable segment during 2016. There were increases of approximately $47 million to the Corporate Bank reportable segment and $15 million to the Wealth Management reportable segment during 2015. There were no impairment losses during 2016, 2015 or 2014.
During the fourth quarter of 2016, Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2016, and through the date of the filing of this Annual Report. The results of the annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the goodwill of each reporting unit is considered not impaired as of the testing date.
Listed in the tables below are assumptions used in estimating the fair value of each reporting unit for the applicable annual period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit. These valuation approaches are described further in Note 1.

As of Fourth Quarter 2016	Corporate Bank	Consumer Bank	Wealth Management
Discount rate used in income approach	10.00%	10.25%	11.50%
Public company method market multiplier(1)	1.5x	1.9x	14.6x
Transaction method market multiplier(2)	1.9x	1.9x	23.5x
_________

(1)
For the Corporate Bank and Consumer Bank reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings. In addition to the multipliers, a 10 percent control premium was assumed for the Corporate Bank reporting unit, a 25 percent control premium was assumed for the Consumer Bank reporting unit and a 25 percent control premium was assumed for the Wealth Management reporting unit based on current market factors. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.

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
The following table shows the other intangibles and related accumulated amortization as of December 31:

	2016	2015	2016	2015	2016	2015
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$932	$912	$79	$99
Purchased credit card relationship assets	175	175	102	86	73	89
Customer relationship and employment agreement assets	75	72	33	25	42	47
Other—amortizing (1)	19	16	10	9	9	7
Fannie Mae DUS license (2)					15	15
Other—non-amortizing (3)					3	3
	$1,280	$1,274	$1,077	$1,032	$221	$260
_________
(1) Includes intangible assets related to acquired trust services, trade names and intellectual property.
(2) The Fannie Mae DUS license is a non-amortizing intangible asset.
(3) Includes non-amortizing intangible assets related to other acquired trust services.
Changes in the gross carrying amount in the table above reflect additions from recent acquisitions or the removal of fully amortized intangible assets. Purchased credit card relationships and customer relationships and employment agreements are being amortized in other non-interest expense primarily on an accelerated basis over a period ranging from 2 to 15 years. Core deposit intangible assets are being amortized in other non-interest expense on an accelerated basis over their expected useful lives.
Regions purchased a Fannie Mae DUS license in 2014. The intangible asset associated with the DUS license is a non-amortizing intangible asset. Refer to Note 7 for additional information related to this license.
The aggregate amount of amortization expense for core deposit intangibles, purchased credit card relationship assets, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2017	$44
2018	39
2019	32
2020	26
2021	21
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any other identifiable intangible assets occurred during 2016, 2015 or 2014.

NOTE 11. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2016	2015
	(In millions)
Savings	$7,840	$7,287
Interest-bearing transaction	20,259	21,902
Money market—domestic	27,293	26,468
Money market—foreign	186	243
Time deposits	7,183	7,468
Interest-bearing customer deposits	62,761	63,368
Corporate treasury time deposits	228	200
	$62,989	$63,568

The aggregate amount of time deposits of $250,000 or more, including certificates of deposit of $250,000 or more, was $1.2 billion and $1.1 billion at December 31, 2016 and 2015, respectively.
At December 31, 2016, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2016
(In millions)
2017	$3,189
2018	1,674
2019	533
2020	1,208
2021	620
Thereafter	187
$7,411
NOTE 12. SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31:

	2016	2015
	(In millions)
Customer-related borrowings:
Customer collateral	$—	$10
	$—	$10
Customer collateral includes cash collateral posted by customers related to derivative transactions.

NOTE 13. LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2016	2015
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$100	$749
3.20% senior notes due February 2021	1,102	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	159	159
7.375% subordinated notes due December 2037	297	300
Valuation adjustments on hedged long-term debt	(30)	(7)
	1,728	1,301
Regions Bank:
Federal Home Loan Bank advances	4,254	5,255
2.25% senior notes due September 2018	748	749
7.50% subordinated notes due May 2018	499	500
6.45% subordinated notes due June 2037	495	497
3.80% affiliate subordinated notes due February 2025	150	150
Other long-term debt	40	48
Valuation adjustments on hedged long-term debt	(1)	(1)
	6,185	7,198
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	(150)
Total consolidated	$7,763	$8,349
Effective January 1, 2016, the Company adopted new FASB guidance related to the accounting for debt issuance costs. All existing debt issuance costs were reclassified from other assets to long-term borrowings as direct deductions of the related debt instruments. The impact of the adoption of this guidance was not material to prior periods and therefore was not applied retrospectively.
As of December 31, 2016, Regions had six issuances of subordinated notes totaling $1.7 billion, with stated interest rates ranging from 3.80% to 7.75%. One of the issuances is intercompany and is eliminated in consolidation as noted in the table above. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
During 2016 through a tender offer, Regions repurchased approximately $649 million of the outstanding 2.00% senior notes due May 2018. Pre-tax losses on the repurchase related to the execution of this tender offer were approximately $14 million. Additionally, Regions issued $1.1 billion of 3.20% senior notes during 2016. Regions issued $500 million of 3.20% senior notes in the first quarter of 2016 and an additional $600 million of 3.20% senior notes during the second quarter of 2016.
FHLB advances at December 31, 2016, 2015 and 2014 had a weighted-average interest rate of 0.8 percent, 0.7 percent, and 1.7 percent, respectively, with remaining maturities ranging from less than one year to fourteen years and a weighted-average of 0.7 years. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2016 and 2015. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 8 for the amount of FHLB stock held at December 31, 2016 and 2015. Regions’ total borrowing capacity with the FHLB (including outstanding advances) as of December 31, 2016, based on assets available for collateral at that date, was approximately $16.4 billion.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 2.4 percent, 3.1 percent, and 5.0 percent for the years ended December 31, 2016, 2015 and 2014, respectively. Further discussion of derivative instruments is included in Note 21.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2017	$—	$4,252
2018	100	1,249
2019	—	4
2020	—	32
2021	1,072	2
Thereafter	556	646
	$1,728	$6,185
In February 2016, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2019.
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
NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
Regions and Regions Bank are required to comply with regulatory capital requirements established by federal and state banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2016 and 2015, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2016 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2016 (1)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules (2)	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$11,481	11.21%	4.50%	N/A
Regions Bank	12,404	12.14	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,277	11.98%	6.00%	6.00%
Regions Bank	12,404	12.14	6.00	8.00
Total capital:
Regions Financial Corporation	$14,501	14.15%	8.00%	10.00%
Regions Bank	14,311	14.00	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,277	10.20%	4.00%	N/A
Regions Bank	12,404	10.34	4.00	5.00%

	December 31, 2015		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules (2)	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$11,543	10.93%	4.50%	N/A
Regions Bank	12,302	11.68	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,306	11.65%	6.00%	6.00%
Regions Bank	12,302	11.68	6.00	8.00
Total capital:
Regions Financial Corporation	$14,662	13.88%	8.00%	10.00%
Regions Bank	14,311	13.59	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,306	10.25%	4.00%	N/A
Regions Bank	12,302	10.28	4.00	5.00%
 _________

(1)	The 2016 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

(2)	The 2016 and 2015 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.
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
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their FHA approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2016, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 15. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

						2016	2015
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board declared $32 million in cash dividends on both Series A and Series B Preferred Stock, during both 2016 and 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and preferred dividends were recorded as a reduction of preferred stock, including related surplus. During the first quarter of 2016, the Company achieved positive retained earnings and preferred dividends were recorded as a reduction of retained earnings.
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
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million. As of December 31, 2016, Regions had repurchased approximately 46.5 million shares of common stock at a total cost of approximately $485 million under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2017, and as of February 23, 2017, Regions had additional repurchases of approximately 10.2 million shares of common stock at a total cost of approximately $149.8 million. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.

On April 23, 2015, Regions' Board approved an increase of its quarterly common stock dividend to $0.06 per share effective with the quarterly dividend paid in July 2015. The Board also authorized a new $875 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2015 through the end of the second quarter of 2016. Through December 31, 2015, Regions repurchased approximately 52 million shares of common stock at a total cost of approximately $520 million under this plan. During the first and second quarters of 2016, Regions concluded the plan with the repurchase of approximately 42.4 million shares of common stock at a total cost of approximately $354 million. All common shares repurchased under this plan were immediately retired upon repurchase and therefore are not included in treasury stock.
On April 24, 2014, Regions' Board authorized a $350 million common stock repurchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. As of December 31, 2014, Regions had repurchased approximately 25 million shares of common stock at a total cost of approximately $248 million. During the first quarter of 2015, Regions concluded the plan with the repurchase of approximately 11 million shares of common stock at a total cost of approximately $102 million. All common shares repurchased under this plan were immediately retired upon repurchase and therefore are not included in treasury stock.
During the first quarter of 2014, Regions repurchased approximately 1 million shares of common stock at a total cost of approximately $8 million under a $350 million common stock repurchase plan that expired on April 1, 2014. All common shares repurchased under this plan were immediately retired upon repurchase and therefore are not included in treasury stock.
The Board declared $0.255 per share in cash dividends for 2016, $0.23 for 2015, and $0.18 for 2014. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital. During the first quarter of 2016, the Company achieved positive retained earnings and common stock dividends were recorded as a reduction of retained earnings.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31:

	2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(47)	$(10)	$75	$(398)	$(380)
Net change	14	(96)	(64)	(24)	(170)
End of year	$(33)	$(106)	$11	$(422)	$(550)

	2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(55)	$175	$33	$(391)	$(238)
Net change	8	(185)	42	(7)	(142)
End of year	$(47)	$(10)	$75	$(398)	$(380)

	2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(64)	$(22)	$15	$(248)	$(319)
Net change	9	197	18	(143)	81
End of year	$(55)	$175	$33	$(391)	$(238)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31:

	2016	2015	2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(22)	$(14)	$(14)	Net interest income and other financing income
	8	6	5	Tax (expense) or benefit
	$(14)	$(8)	$(9)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$6	$29	$27	Securities gains, net
	(2)	(10)	(10)	Tax (expense) or benefit
	$4	$19	$17	Net of tax

Gains (losses) on cash flow hedges:
Interest rate contracts	$143	$153	$126	Net interest income and other financing income
	(54)	(58)	(48)	Tax (expense) or benefit
	$89	$95	$78	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior service cost	$—	$(1)	$(1)	(2)
Actuarial gains (losses)	(34)	(47)	(24)	(2)
	(34)	(48)	(25)	Total before tax
	12	17	9	Tax (expense) or benefit
	$(22)	$(31)	$(16)	Net of tax

Total reclassifications for the period	$57	$75	$70	Net of tax
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

NOTE 16. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2016	2015	2014
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,158	$1,075	$1,134
Preferred stock dividends	(64)	(64)	(52)
Income from continuing operations available to common shareholders	1,094	1,011	1,082
Income (loss) from discontinued operations, net of tax	5	(13)	13
Net income available to common shareholders	$1,099	$998	$1,095
Denominator:
Weighted-average common shares outstanding—basic	1,255	1,325	1,375
Potential common shares	6	9	12
Weighted-average common shares outstanding—diluted	1,261	1,334	1,387
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.87	$0.76	$0.79
Diluted	0.87	0.76	0.78
Earnings (loss) per common share from discontinued operations(1):
Basic	$0.00	$(0.01)	$0.01
Diluted	0.00	(0.01)	0.01
Earnings per common share(1):
Basic	$0.87	$0.75	$0.80
Diluted	0.87	0.75	0.79
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings per common share from discontinued operations, basic and diluted weighted-average common shares are the same for 2015 due to the Company experiencing net losses from discontinued operations.
The effect from the assumed exercise of 27 million, 29 million and 24 million in stock options, restricted stock units and awards and performance stock units for the years ended December 31, 2016, 2015 and 2014, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 48 million at December 31, 2016.

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
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2016	2015	2014
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards	$52	$50	$47
Stock options	—	—	1
Tax benefits related to compensation cost	(20)	(19)	(18)
Compensation cost of share-based compensation awards, net of tax	$32	$31	$30
STOCK OPTIONS
The following table summarizes the activity for 2016, 2015 and 2014 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2013	32,127,235	$22.81	$35	3.46 yrs.
Granted	—	—
Exercised	(2,249,932)	4.61
Forfeited or expired	(4,560,627)	30.32
Outstanding at December 31, 2014	25,316,676	$23.07	$28	2.83 yrs.
Granted	—	—
Exercised	(546,455)	6.93
Forfeited or expired	(5,420,064)	31.88
Outstanding at December 31, 2015	19,350,157	$21.06	$20	2.45 yrs.
Granted	—	—
Exercised	(1,954,064)	5.80
Forfeited or expired	(3,941,046)	34.39
Outstanding at December 31, 2016	13,455,047	$19.37	$34	1.83 yrs.
Exercisable at December 31, 2016	13,455,047	$19.37	$34	1.83 yrs.
The aggregate intrinsic value of exercised options was $17 million for 2016, $5 million for 2015, and $13 million for 2014. Cash received from options exercised was $11 million, $4 million, and $10 million in 2016, 2015, and 2014, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $4 million for 2016, $1 million for 2015, and $5 million for 2014.
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2016, 2015 and 2014 Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2016, 2015 and 2014 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	16,212,198	$6.83
Granted	5,368,113	11.22
Vested	(2,626,683)	6.82
Forfeited	(526,219)	8.09
Non-vested at December 31, 2014	18,427,409	$8.07
Granted	6,670,905	9.22
Vested	(8,222,576)	6.09
Forfeited	(501,496)	8.81
Non-vested at December 31, 2015	16,374,242	$9.51
Granted	6,867,672	7.93
Vested	(5,829,974)	8.28
Forfeited	(852,998)	9.07
Non-vested at December 31, 2016	16,558,942	$9.31
As of December 31, 2016, the pre-tax amount of non-vested stock options, restricted stock, restricted stock units and performance stock units not yet recognized was $48 million, which will be recognized over a weighted-average period of 1.72 years. The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014, was $47 million, $82 million, and $27 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2016, 2015 and 2014.
NOTE 18. EMPLOYEE BENEFIT PLANS
PENSION AND OTHER POSTRETIREMENT BENEFITS
Effective January 1, 2016, Regions separated its defined benefit pension plan qualified under the Internal Revenue Code into two plans. The new plan was created primarily for participants who were actively employed on January 1, 2016 and all other participants were retained in the existing plan. Regions' defined benefit pension plans cover only certain employees as the pension plans are closed to new entrants. Benefits under the pension plans are based on years of service and the employee’s highest five consecutive years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2016	2015	2016	2015	2016	2015
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,895	$2,044	$167	$172	$2,062	$2,216
Service cost	35	40	4	4	39	44
Interest cost	73	84	5	6	78	90
Actuarial (gains) losses	67	(107)	13	1	80	(106)
Benefit payments	(88)	(163)	(10)	(7)	(98)	(170)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	—	(9)	—	(9)
Plan amendments	—	—	1	—	1	—
Projected benefit obligation, end of year	$1,979	$1,895	$180	$167	$2,159	$2,062
Change in plan assets
Fair value of plan assets, beginning of year	$1,930	$1,859	$—	$—	$1,930	$1,859
Actual return on plan assets	151	(13)	—	—	151	(13)
Company contributions	—	250	10	16	10	266
Benefit payments	(88)	(163)	(10)	(7)	(98)	(170)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	—	(9)	—	(9)
Fair value of plan assets, end of year	$1,990	$1,930	$—	$—	$1,990	$1,930
Funded status and accrued benefit cost at measurement date	$11	$35	$(180)	$(167)	$(169)	$(132)
Amount recognized in the Consolidated Balance Sheets:
Noncurrent assets	$37	$35	$—	$—	$37	$35
Current liabilities	—	—	(42)	(11)	(42)	(11)
Noncurrent liabilities	(26)	—	(138)	(156)	(164)	(156)
Other assets (liabilities)	$11	$35	$(180)	$(167)	$(169)	$(132)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$637	$607	$52	$42	$689	$649
Prior service cost (credit)	—	—	1	—	1	—
	$637	$607	$53	$42	$690	$649
The accumulated benefit obligation for the qualified plans was $1.8 billion as of both December 31, 2016 and 2015. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of both December 31, 2016 and 2015. The accumulated benefit obligation for the non-qualified plans was $166 million and $162 million as of December 31, 2016 and 2015, respectively, which exceeded all corresponding plan assets for each period. Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In millions)
Service cost	$35	$40	$34	$4	$4	$4	$39	$44	$38
Interest cost	73	84	87	5	6	7	78	90	94
Expected return on plan assets	(145)	(152)	(138)	—	—	—	(145)	(152)	(138)
Amortization of actuarial loss	31	43	21	3	4	3	34	47	24
Amortization of prior service cost	—	—	—	—	1	1	—	1	1
Settlement charge	—	—	—	—	2	3	—	2	3
Net periodic pension (benefit) cost	$(6)	$15	$4	$12	$17	$18	$6	$32	$22
The settlement charge relates to the settlement of liabilities under the SERP for certain executive officers during the fourth quarter of 2015 and the second quarter of 2014.
The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017 are as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Actuarial loss	$32	$4
Prior service cost	—	1
	$32	$5
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2016	2015	2016	2015
Discount rate	4.32%	4.60%	3.93%	4.20%
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%
The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.56%	4.20%	5.00%	4.19%	3.75%	4.50%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Regions utilizes a disaggregated approach in the estimation of the service and interest components of net periodic pension costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.  This provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated return of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2017, the expected long-term rate of return on plan assets is 7.25%.
The qualified pension plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to bonds. The combined target asset allocation is 51 percent equities, 32 percent fixed income securities and 17 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified pension plans have a portion of their investments in Regions' common stock. At December 31, 2016, the plans held 2,855,618 shares, which represents a total market value of approximately $41 million, or approximately 2.06 percent of the plans' assets.
The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2016				2015
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$52	$—	$—	$52	$27	$—	$—	$27
Fixed income securities:
U.S. Treasury and federal agency securities	—	144	—	144	—	141	—	141
Corporate bonds	—	170	—	170	—	156	—	156
Total fixed income securities	$—	$314	$—	$314	$—	$297	$—	$297
Equity securities:
Domestic	303	—	—	303	267	—	—	267
International	21	—	—	21	18	—	—	18
Total equity securities	$324	$—	$—	$324	$285	$—	$—	$285
International mutual funds	$192	$—	$—	$192	$155	$—	$—	$155
Total assets in the fair value hierarchy	$568	$314	$—	$882	$467	$297	$—	$764
Collective trust funds:
Fixed income fund(1)				$320				$315
Common stock fund(1)				244				251
International fund(1)				182				177
Total collective trust funds				$746				$743
Hedge funds measured at NAV(1)				$16				$93
Real estate funds measured at NAV(1)				$239				$236
Private equity funds measured at NAV(1)				$107				$93
Other assets measured at NAV(1)				$—				$1
				$1,990				$1,930
__________
(1) In accordance with accounting guidance, which was adopted by Regions in 2016 and applied retrospectively, investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are no longer required to be classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of amounts reported in the fair value hierarchy to amounts reported on the balance sheet. See Note 1 for further discussion.
For all investments, the plans attempt to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plans typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements. Level 2 discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads.
Investments held in the plans consist of cash and cash equivalents, fixed income securities (U.S. Treasury, federal agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and corporate bonds), equity securities (primarily common stock and mutual funds), collective trust funds, hedge funds, real estate funds, private equity and other assets and are recorded at fair value on a recurring basis. See Note 1 for a description of valuation methodologies related to U.S. Treasuries, federal agency securities, mortgage-backed securities, obligations of states and political subdivisions and equity securities. The methodology described in Note 1 for other debt securities is applicable to corporate bonds.
Mutual funds are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements. Collective trust funds, hedge funds, real estate funds, private equity funds and other assets are valued based on net asset value or the valuation of the limited partner’s portion of the equity of the fund. Third party fund managers provide these valuations based primarily on estimated valuations of underlying investments.
Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified	Non-qualified
	(In millions)
Expected Employer Contributions:
2017	$—	$42
Expected Benefit Payments:
2017	$92	$42
2018	94	10
2019	97	11
2020	100	11
2021	104	23
Next five years	573	61
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. Prior to 2015, the Company match was initially invested in Regions common stock. Effective January 1, 2015, the Company match is invested based on the employees' allocation elections. In 2016, 2015 and 2014, Regions provided an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plan. Regions’ cash contribution was approximately $17 million, $15 million and $14 million for 2016, 2015 and 2014, respectively. Eligible employees who are already contributing to the 401(k) plan will continue to receive up to a 4 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $45 million, $40 million and $37 million in 2016, 2015 and 2014, respectively. Regions’ 401(k) plan held 29 million shares and 34 million shares of Regions common stock at December 31, 2016 and 2015, respectively. The 401(k) plan received approximately $9 million, $8 million and $6 million in dividends on Regions common stock for the years ended December 31, 2016, 2015 and 2014, respectively.
Regions also sponsors defined benefit postretirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. The assumed health care cost trend rate for postretirement medical benefits was 6.4 percent for 2016 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter. A one-percentage point change in assumed health care cost trend rates would have an immaterial effect on total service cost and interest cost components as well as the related postretirement obligations. There was no material impact from other postretirement benefits on the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014. The projected benefit obligation for these plans was $20 million and $23 million as of December 31, 2016 and 2015, respectively.

NOTE 19. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2016	2015	2014
	(In millions)
Capital markets fee income and other	$152	$104	$73
Insurance commissions and fees	148	140	124
Bank-owned life insurance	95	74	85
Commercial credit fee income	73	76	61
Investment services fee income	58	55	43
Insurance proceeds	50	91	—
Net revenue from affordable housing	17	24	16
Market value adjustments on employee benefit assets	3	(3)	4
Other miscellaneous income	99	91	99
	$695	$652	$505
The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2016	2015	2014
	(In millions)
Outside services	$154	$149	$131
Marketing	101	98	95
FDIC insurance assessments	99	105	75
Professional, legal and regulatory expenses	89	137	235
Branch consolidation, property and equipment charges	58	56	16
Credit/checkcard expenses	55	54	44
Provision (credit) for unfunded credit losses	17	(13)	(13)
Visa class B shares expense	15	9	12
Loss on early extinguishment of debt	14	43	—
Gain on sale of TDRs held for sale, net	—	—	(35)
Other miscellaneous expenses	437	422	407
	$1,039	$1,060	$967

NOTE 20. INCOME TAXES
The components of income tax expense from continuing operations for the years ended December 31 were as follows:

	2016	2015	2014
	(In millions)
Current income tax expense:
Federal	$444	$293	$359
State	21	7	15
Total current expense	$465	$300	$374
Deferred income tax expense:
Federal	$2	$115	$107
State	47	40	67
Total deferred expense	$49	$155	$174
Total income tax expense	$514	$455	$548
__________
Note: The table above does not include income tax expense (benefit) from discontinued operations of $3 million, $(9) million, $8 million in 2016, 2015 and 2014, respectively. The deferred income tax expense reflected in discontinued operations was $18 million, $46 million and $22 million in 2016, 2015 and 2014, respectively. Amounts above for 2014 have been restated to reflect the first quarter 2015 adoption of new guidance related to the accounting for investments in qualified affordable housing projects.
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
The income tax effects resulting from stock transactions under the Company’s compensation plans were an increase to stockholders’ equity of $2 million in 2016, $12 million in 2015 and $6 million in 2014. The income tax effects of these transactions reduced the Company’s deferred tax asset by $2 million, zero and zero in 2016, 2015 and 2014, respectively.
Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2016	2015	2014
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$585	$535	$589
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	44	30	53
Affordable housing investment amortization, net of tax benefits	(50)	(47)	(45)
Tax-exempt interest	(49)	(44)	(36)
Bank-owned life insurance	(37)	(30)	(33)
Lease financing	28	18	25
Other, net	(7)	(7)	(5)
Income tax expense	$514	$455	$548
Effective tax rate	30.7%	29.7%	32.6%
__________
Note: Amounts above for 2014 have been restated to reflect the first quarter 2015 adoption of new guidance related to the accounting for investments in qualified affordable housing projects. Income tax expense includes amortization of affordable housing investments of $117 million, $103 million and $90 million for 2016, 2015 and 2014, respectively. Income tax expense for 2015 includes a benefit of $15 million related to an improved methodology implemented to estimate the effective state tax rate.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2016	2015
	(In millions)
Deferred tax assets:
Allowance for loan losses	$447	$445
Unrealized gains and losses included in stockholders’ equity	338	233
Accrued expenses	92	123
State net operating loss carryfowards, net of federal tax effect	88	116
Employee benefits and deferred compensation	37	25
Federal tax credit carryforwards	13	13
Other	59	64
Total deferred tax assets	1,074	1,019
Less: valuation allowance	(30)	(29)
Total deferred tax assets less valuation allowance	1,044	990
Deferred tax liabilities:
Lease financing	424	431
Goodwill and intangibles	156	165
Mortgage servicing rights	93	83
Fixed assets	15	27
Other	48	30
Total deferred tax liabilities	736	736
Net deferred tax asset	$308	$254
The following table provides details of the Company’s tax carryforwards at December 31, 2016, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
	(In millions)
Alternate minimum tax credits-federal	None (2)	$13	$—	$13	$ N/A
Net operating losses-states	2017-2021	42	(8)	34	827
Net operating losses-states	2022-2028	37	(19)	18	432
Net operating losses-states	2029-2036	9	(2)	7	162
Other credits-states	2017-2021	3	(1)	2	N/A
Other credits-states	2022-2028	1	—	1	N/A
________
(1) N/A indicates that credits are not measured on a pre-tax basis.
(2) Alternative minimum tax credits can be carried forward indefinitely.
Of the $308 million net deferred tax asset, $75 million relates to net operating losses and tax credit carryforwards, $55 million of which expires before 2029 (as detailed in the table above). The remaining $233 million of net deferred tax assets do not have a set expiration date at December 31, 2016.
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2016, positive evidence supporting the realization of the deferred tax assets includes generation of taxable income for the two prior tax years. In addition, the reversal of taxable temporary differences, excluding goodwill and including the accretion of taxable temporary differences related to leveraged leases acquired in a previous business combination, will offset approximately $665 million of the gross deferred tax asset.
The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $30 million against such benefits at December 31, 2016 compared to $29 million at December 31, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2016	2015	2014
	(In millions)
Balance at beginning of year	$38	$50	$51
Additions based on tax positions related to the current year	3	2	3
Reductions based on tax positions taken in a prior period	(6)	(8)	(1)
Settlements	(3)	(6)	(3)
Expiration of statute of limitations	(1)	—	—
Balance at end of year	$31	$38	$50
The Company files U.S. federal, state, and local income tax returns. The Company’s federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2012. In 2015, the Company entered the IRS’s Compliance Assurance Process program and is currently under examination for 2015 and 2016. The Company has been notified that 2017 will be included under this program. With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2009. Currently, there are disputed tax positions with certain states, including positions regarding investment and intellectual property subsidiaries. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate that the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $23 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.
As of December 31, 2016, 2015 and 2014, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $20 million, $24 million and $34 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
Income tax expense for 2016, 2015 and 2014, includes a total expense (benefit) of $1 million, $(1) million and $1 million, respectively, for interest expense, interest income and penalties before the impact of any applicable federal and state deductions. As of December 31, 2016 and 2015, the Company had a liability of $4 million and $3 million, respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31, 2016 and 2015.

	2016			2015
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,257	$7	$40	$2,450	$5	$27
Derivatives in cash flow hedging relationships:
Interest rate swaps	9,000	19	269	9,800	109	9
Total derivatives designated as hedging instruments	$11,257	$26	$309	$12,250	$114	$36
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,851	$412	$467	$40,612	$496	$528
Interest rate options	3,877	24	12	3,441	11	1
Interest rate futures and forward commitments	18,605	11	6	17,288	5	6
Other contracts	5,813	106	93	4,367	200	187
Total derivatives not designated as hedging instruments	$70,146	$553	$578	$65,708	$712	$722
Total derivatives	$81,403	$579	$887	$77,958	$826	$758
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions recognized an unrealized after-tax gain of $166 million and $18 million in accumulated other comprehensive income (loss) at December 31, 2016 and 2015, respectively, related to terminated cash flow hedges of loan instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $68 million and $42 million during the years ended December 31, 2016 and 2015, respectively related to the amortization of cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $98 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $70 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately nine years as of December 31, 2016.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income for the years ended December 31:

	Gain or (Loss) Recognized in Income on Derivatives			Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	2016	2015	2014		2016	2015	2014
	(In millions)				(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$12	$17	$24	Interest expense	$(3)	$4	$19
Debt/CDs	(33)	(1)	(6)	Other non-interest expense	32	1	9
Securities available for sale	(9)	(14)	(16)	Interest income	—	—	—
Securities available for sale	—	(8)	(60)	Other non-interest expense	(2)	6	51
Total	$(30)	$(6)	$(58)		$27	$11	$79

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)			Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	2016	2015	2014		2016	2015	2014
	(In millions)				(In millions)
Cash Flow Hedges:
Interest rate swaps	$(64)	$42	$15	Interest income on loans	$143	$153	$131
Forward starting swaps	—	—	3	Interest expense on debt	—	—	(5)
Total	$(64)	$42	$18		$143	$153	$126
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2016 and 2015, Regions had $274 million and $322 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at the lower of cost or market or at fair value based on management's election. At December 31, 2016 and 2015, Regions had $786 million and $666 million, respectively, in total notional amount related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs on its consolidated statements of income. As of December 31, 2016 and 2015, the total notional amount related to these contracts was $7.2 billion and $3.6 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2016	2015	2014
	(In millions)
Capital markets fee income and other (1):
Interest rate swaps	$13	$14	$12
Interest rate options	23	14	—
Interest rate futures and forward commitments	4	3	(1)
Other contracts	(3)	11	13
Total capital markets fee income and other	37	42	24
Mortgage income:
Interest rate swaps	(2)	13	35
Interest rate options	(2)	(1)	1
Interest rate futures and forward commitments	8	3	2
Total mortgage income	4	15	38
	$41	$57	$62
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at December 31, 2016 and 2015, totaled approximately $334 million and $406 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2017 and 2023. Credit derivatives whereby Regions has sold credit protection have maturities between 2017 and 2025. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2016 was approximately $122 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2016 and 2015 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings fall below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2016 and 2015, was $141 million and $180 million, respectively, for which Regions had posted collateral of $141 million and $180 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of December 31, 2016 and 2015.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	2016	2015	2016	2015
	(In millions)
Gross amounts subject to offsetting	$414	$718	$583	$677
Gross amounts not subject to offsetting	165	108	304	81
Gross amounts recognized	579	826	887	758
Gross amounts offset in the consolidated balance sheets(1)	241	409	541	558
Net amounts presented in the consolidated balance sheets	338	417	346	200
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	4	5	50	50
Cash collateral received/posted	—	6	227	52
Net amounts	$334	$406	$69	$98
_________
(1) At December 31, 2016, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $349 million and cash collateral posted of $48 million. At December 31, 2015, the gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $108 million and cash collateral posted of $256 million.
Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Clearing House and interest rate lock commitments to originate mortgage loans.

NOTE 22. FAIR VALUE MEASUREMENTS
See Note 1 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2016, 2015, or 2014. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of December 31:

	2016				2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$124	$—	$—	$124	$110	$—	$33	$143
Securities available for sale:
U.S. Treasury securities	$303	$—	$—	$303	$228	$—	$—	$228
Federal agency securities	—	35	—	35	—	218	—	218
Obligations of states and political subdivisions	—	1	—	1	—	1	—	1
Mortgage-backed securities:
Residential agency	—	17,371	—	17,371	—	16,062	—	16,062
Residential non-agency	—	—	4	4	—	—	5	5
Commercial agency	—	3,463	—	3,463	—	3,018	—	3,018
Commercial non-agency	—	1,129	—	1,129	—	1,231	—	1,231
Corporate and other debt securities	—	1,271	3	1,274	—	1,664	3	1,667
Equity securities	201	—	—	201	280	—	—	280
Total securities available for sale	$504	$23,270	$7	$23,781	$508	$22,194	$8	$22,710
Mortgage loans held for sale	$—	$414	$33	$447	$—	$353	$—	$353
Residential mortgage servicing rights	$—	$—	$324	$324	$—	$—	$252	$252
Derivative assets:
Interest rate swaps	$—	$438	$—	$438	$—	$610	$—	$610
Interest rate options	—	13	11	24	—	1	10	11
Interest rate futures and forward commitments	—	11	—	11	—	5	—	5
Other contracts	2	104	—	106	—	200	—	200
Total derivative assets	$2	$566	$11	$579	$—	$816	$10	$826
Derivative liabilities:
Interest rate swaps	$—	$776	$—	$776	$—	$564	$—	$564
Interest rate options	—	12	—	12	—	1	—	1
Interest rate futures and forward commitments	—	6	—	6	—	6	—	6
Other contracts	1	92	—	93	—	187	—	187
Total derivative liabilities	$1	$886	$—	$887	$—	$758	$—	$758
Non-recurring fair value measurements
Loans held for sale	$—	$—	$7	$7	$—	$—	$36	$36
Foreclosed property and other real estate	—	29	6	35	—	30	8	38

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.
The following tables illustrate rollforwards for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015 and 2014, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at December 31, 2016, 2015 and 2014 are not material.

	Year Ended December 31, 2016
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2016	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2016
	(In millions)
Level 3 Instruments Only
Trading account securities	$33	(2)	(1)	—	—	(31)	—	—	—	—	$—
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	(1)	—	—	$4
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	(1)	—	—	$7
Commercial mortgage loans held for sale	$—	(2)	(1)	—	—	(55)	90	—	—	—	$33
Residential mortgage servicing rights	$252	(36)	(2)	—	108	—	—	—	—	—	$324
Total derivatives, net	$10	122	(3)	—	—	—	—	(121)	—	—	$11

	Year Ended December 31, 2015
	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account securities	$—	(4)	(1)	—	45	(8)	—	—	—	—	$33
Securities available for sale:
Residential non-agency MBS	$8	—		—	—	—	—	(3)	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$11	—		—	—	—	—	(3)	—	—	$8
Residential mortgage servicing rights	$257	(41)	(2)	—	36	—	—	—	—	—	$252
Total derivatives, net	$8	105	(4)	—	—	—	—	(103)	—	—	$10

	Year Ended December 31, 2014
	Opening Balance January 1, 2014	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2014
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	(1)	—	—	$8
Corporate and other debt securities	2	—		—	4	—	—	(3)	—	—	3
Total securities available for sale	$11	—		—	4	—	—	(4)	—	—	$11
Residential mortgage servicing rights	$297	(80)	(2)	—	40	—	—	—	—	—	$257
Total derivatives, net	$5	93	(2)	—	—	—	—	(90)	—	—	$8
_________
(1) Included in capital markets fee income and other, which is included in other non-interest income on the consolidated statements of income.
(2) Included in mortgage income.
(3) For 2016, approximately $23 million was included in capital markets fee income and other and $99 million was included in mortgage income.
(4) For 2015, approximately $10 million was included in capital markets fee income and other and $95 million was included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2016	2015
	(In millions)
Loans held for sale	$(26)	$(40)
Foreclosed property and other real estate	(42)	(7)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2016, 2015 and 2014. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2016, 2015 and 2014 are included. Following the tables are a description of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2016
	Level 3 Estimated Fair Value at December 31, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$4	Discounted cash flow	Spread to LIBOR	5.5% - 70.0% (23.0%)
			Weighted-average CPR (%)	3.5% - 29.5% (12.2%)
			Probability of default	3.1%
			Loss severity	63.6%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.3%
Commercial mortgage loans held for sale	$33	Market comparable	Credit spreads for bonds in the commercial MBS	0.4% - 5.8% (1.3%)
Residential mortgage servicing rights (1)	$324	Discounted cash flow	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
Derivative assets:
Interest rate options	$8	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
			Pull-through	14.9% - 99.4% (78.3%)
	$3	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Non-recurring fair value measurements:
Loans held for sale	$7	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	26.2% - 69.4% (48.1%)
Foreclosed property and other real estate	$1	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 60.3% (37.0%)
	$5	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	5.9% - 29.6% (15.8%)

	December 31, 2015
	Level 3 Estimated Fair Value at December 31, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Trading account securities	$33	Market comparable	Spread from US High Yield B Effective Yield Index	4.7%
Securities available for sale:
Residential non-agency MBS	$5	Discounted cash flow	Spread to LIBOR	5.5% - 70.1% (23.0%)
			Weighted-average CPR (%)	5.6% - 11.9% (9.9%)
			Probability of default	2.2%
			Loss severity	74.3%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.2%
Residential mortgage servicing rights (1)	$252	Discounted cash flow	Weighted-average CPR (%)	10.5% - 11.5% (10.9%)
			OAS (%)	8.7% - 13.3% (10.0%)
Derivative assets:
Interest rate options	$9	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average CPR (%)	10.5% - 11.5% (10.9%)
			OAS (%)	8.7% - 13.3% (10.0%)
			Pull-through	18.9% - 99.4% (80.7%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0%
Non-recurring fair value measurements:
Loans held for sale	$36	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	11.1% - 85.7% (69.0%)
Foreclosed property and other real estate	$5	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 44.0% (30.3%)
	$3	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	3.0% - 58.8% (39.2%)

	December 31, 2014
	Level 3 Estimated Fair Value at December 31, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$8	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (12.3%)
			Weighted-average CPR (%)	6.3% - 15.0% (9.5%)
			Probability of default	1.4%
			Loss severity	37.4%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.9%
Residential mortgage servicing rights (1)	$257	Discounted cash flow	Weighted-average CPR (%)	9.9% - 22.4% (12.0%)
			OAS (%)	7.7% - 11.3% (9.0%)
Derivative assets:
Interest rate options	$8	Discounted cash flow	Weighted-average CPR (%)	9.9% - 22.4% (12.0%)
			OAS (%)	7.7% - 11.3% (9.0%)
			Pull-through	7.3% - 99.1% (87.8%)
Non-recurring fair value measurements:
Loans held for sale	$33	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.3% - 90.9% (53.3%)
Foreclosed property and other real estate	$8	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	3.7% - 73.0% (29.6%)
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
Securities available for sale
Residential non-agency MBS—The fair value reported in this category relates to retained interests in legacy securitizations. Significant unobservable inputs include the spread to LIBOR, CPR, probability of default, and loss severity in the event of default. Significant increases in spread to LIBOR, probability of default and loss given default in isolation would result in significantly lower fair value. A significant increase in CPR in isolation would result in an increase to fair value.
Corporate and other debt securities—Significant unobservable inputs include evaluated quotes on comparable bonds for the same issuer and management-determined comparability adjustments. Changes in the evaluated quote on comparable bonds would result in a directionally similar change in the fair value of the corporate and other debt securities.

Commercial mortgage loans held for sale
Commercial mortgage loans held for sale are valued based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads. Significant unobservable inputs include credit spreads for bonds in commercial mortgage-backed securitizations. An increase in credit spreads would result in a decrease in fair value.
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 7. See Note 7 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
Derivative assets
Residential mortgage interest rate options—These instruments are interest rate lock agreements made in the normal course of originating residential mortgage loans. Significant unobservable inputs in the fair value measurement are OAS, CPR, and pull-through. The impact of OAS and prepayment speed inputs in the valuation of these derivative instruments are consistent with the MSR discussion above. Pull-through is an estimate of the number of interest rate lock commitments that will ultimately become funded loans. Increases or decreases in the pull-through assumption will have a corresponding impact on the value of these derivative assets.
Commercial mortgage interest rate options—These instruments are interest rate lock agreements made in the normal course of originating commercial mortgage loans. The significant unobservable input in the fair value measurement using discounted cash flows is the internal rates of return. The Company's internal rates of return are compared against those of market competitors, and should those rates change the Company's rates would also change in a similar direction and the fair value of the option would change inversely.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2016			2015
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$447	$443	$4	$353	$341	$12
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income for the years presented. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	2016	2015
	(In millions)
Net gains (losses) resulting from changes in fair value	$(8)	$(8)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2016 are as follows:

	2016
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,451	$5,451	$5,451	$—	$—
Trading account securities	124	124	124	—	—
Securities held to maturity	1,362	1,369	—	1,369	—
Securities available for sale	23,781	23,781	504	23,270	7
Loans held for sale	718	722	—	689	33
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	78,128	74,063	—	—	74,063
Other earning assets(4)	956	956	—	956	—
Derivative assets	579	579	2	566	11
Financial liabilities:
Derivative liabilities	887	887	1	886	—
Deposits	99,035	99,081	—	99,081	—
Long-term borrowings	7,763	8,008	—	5,408	2,600
Loan commitments and letters of credit	102	484	—	—	484
Indemnification obligation	28	26	—	—	26

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at December 31, 2016 was $4.1 billion or 5.2 percent.

(3)	Excluded from this table is the capital lease carrying amount of $876 million at December 31, 2016.

(4)	Excluded from this table is the operating lease carrying amount of $688 million at December 31, 2016.
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2015 are as follows:

	2015
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,314	$5,314	$5,314	$—	$—
Trading account securities	143	143	110	—	33
Securities held to maturity	1,946	1,969	1	1,968	—
Securities available for sale	22,710	22,710	508	22,194	8
Loans held for sale	448	448	—	353	95
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	79,140	75,399	—	—	75,399
Other earning assets (4)	818	818	—	818	—
Derivative assets	826	826	—	816	10
Financial liabilities:
Derivative liabilities	758	758	—	758	—
Deposits	98,430	98,464	—	98,464	—
Short-term borrowings	10	10	—	10	—
Long-term borrowings	8,349	8,615	—	5,775	2,840
Loan commitments and letters of credit	85	495	—	—	495
Indemnification obligation	77	67	—	—	67
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at December 31, 2015 was $3.7 billion or 4.7 percent.

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
Other includes the Company’s Treasury function, the securities portfolio, wholesale funding activities, interest rate risk management activities and other corporate functions that are not related to a strategic business unit. Also within Other are certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. Management accounting practices utilized by Regions as the basis of presentation for segment results include the following:

•
Net interest income and other financing income is presented based upon an FTP approach, for which market-based funding charges/credits are assigned within the segments. By allocating a cost or a credit to each product based on the FTP framework, management is able to more effectively measure the net interest margin contribution of its assets/liabilities by segment. The summation of the interest income/expense and FTP charges/credits for each segment is its designated net interest income and other financing income. The variance between the Company’s cumulative FTP charges and cumulative FTP credits is offset in Other.

•
Provision for loan losses is allocated to each segment based on an estimated loss methodology. The difference between the consolidated provision for loan losses and the segments’ estimated loss is reflected in Other.

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

The following tables present financial information for each reportable segment for the year ended December 31:

	2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,448	$2,045	$175	$(270)	$3,398	$—	$3,398
Provision (credit) for loan losses	286	290	22	(336)	262	—	262
Non-interest income	485	1,126	427	115	2,153	—	2,153
Non-interest expense	854	2,075	467	221	3,617	(8)	3,609
Income (loss) before income taxes	793	806	113	(40)	1,672	8	1,680
Income tax expense (benefit)	301	306	43	(136)	514	3	517
Net income (loss)	$492	$500	$70	$96	$1,158	$5	$1,163
Average assets	$54,002	$34,597	$3,232	$33,675	$125,506	$—	$125,506

	2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,512	$2,018	$167	$(390)	$3,307	$—	$3,307
Provision (credit) for loan losses	301	276	22	(358)	241	—	241
Non-interest income	435	1,074	408	154	2,071	—	2,071
Non-interest expense	882	2,067	455	203	3,607	22	3,629
Income (loss) before income taxes	764	749	98	(81)	1,530	(22)	1,508
Income tax expense (benefit)	291	285	37	(158)	455	(9)	446
Net income (loss)	$473	$464	$61	$77	$1,075	$(13)	$1,062
Average assets	$53,307	$33,415	$3,185	$32,358	$122,265	$—	$122,265

	2014
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,537	$2,010	$164	$(431)	$3,280	$—	$3,280
Provision (credit) for loan losses	294	261	21	(507)	69	—	69
Non-interest income	388	1,073	368	74	1,903	19	1,922
Non-interest expense	832	2,044	421	135	3,432	(2)	3,430
Income (loss) before income taxes	799	778	90	15	1,682	21	1,703
Income tax expense (benefit)	304	296	35	(87)	548	8	556
Net income (loss)	$495	$482	$55	$102	$1,134	$13	$1,147
Average assets	$52,073	$32,890	$3,122	$30,267	$118,352	$—	$118,352

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2016	2015
	(In millions)
Unused commitments to extend credit	$44,408	$45,516
Standby letters of credit	1,425	1,477
Commercial letters of credit	46	63
Liabilities associated with standby letters of credit	34	32
Assets associated with standby letters of credit	34	33
Reserve for unfunded credit commitments	69	52
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
LEASE COMMITMENTS
Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2016, 2015 and 2014 was $172 million, $174 million and $171 million, respectively.
The approximate future minimum rental commitments as of December 31, 2016, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2017	$103	$33	$136
2018	95	26	121
2019	90	7	97
2020	79	—	79
2021	65	—	65
Thereafter	263	—	263
	$695	$66	$761

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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $28 million and an estimated fair value of approximately $26 million as of December 31, 2016 (see Note 22).
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
Assessments of litigation and claims exposure are difficult because they involve inherently unpredictable factors including, but not limited to, the following: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known if a class will be certified or how a potential class, if certified, will be defined. As a result, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below, and the losses in excess of amounts accrued discussed above may not include an estimate for every matter disclosed below.
Beginning in December 2007, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These class-action lawsuits have all been resolved, and final court approvals have been granted. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs have filed an appeal. Oral argument was held in October 2016. This matter is subject to the indemnification agreement with Raymond James.
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies and the conduct of persons with whom Regions does business. Additional inquiries will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.

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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 3). As of December 31, 2016, the carrying value of the indemnification obligation was approximately $28 million.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At December 31, 2016 and 2015, the Company's DUS servicing portfolio totaled approximately $1.8 billion and $1.2 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $559 million and $356 million at December 31, 2016 and 2015, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million and $3 million at December 31, 2016 and 2015, respectively. Refer to Note 1 for additional information.
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

NOTE 25. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2016	2015
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,043	$759
Loans to subsidiaries	20	10
Securities available for sale	20	20
Premises and equipment, net	42	43
Investments in subsidiaries:
Banks	16,693	16,724
Non-banks	409	372
	17,102	17,096
Other assets	453	407
Total assets	$18,680	$18,335
Liabilities and Stockholders’ Equity
Long-term borrowings	$1,728	$1,301
Other liabilities	288	190
Total liabilities	2,016	1,491
Stockholders’ equity:
Preferred stock	820	820
Common stock	13	13
Additional paid-in capital	17,092	17,883
Retained earnings (deficit)	666	(115)
Treasury stock, at cost	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(550)	(380)
Total stockholders’ equity	16,664	16,844
Total liabilities and stockholders’ equity	$18,680	$18,335

Statements of Income

	Year Ended December 31
	2016	2015	2014
	(In millions)
Income:
Dividends received from subsidiaries	$1,190	$860	$1,185
Service fees from subsidiaries	—	—	2
Interest from subsidiaries	7	7	5
Insurance proceeds	—	91	—
Other	4	—	—
	1,201	958	1,192
Expenses:
Salaries and employee benefits	56	51	52
Interest	73	60	85
Furniture and equipment expense	3	1	—
Professional, legal and regulatory expenses	2	3	93
Other	89	81	78
	223	196	308
Income before income taxes and equity in undistributed earnings (loss) of subsidiaries	978	762	884
Income tax benefit	(66)	(45)	(123)
Income from continuing operations	1,044	807	1,007
Discontinued operations:
Income (loss) from discontinued operations before income taxes	8	(22)	21
Income tax expense (benefit)	3	(9)	8
Income (loss) from discontinued operations, net of tax	5	(13)	13
Income before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	1,049	794	1,020
Equity in undistributed earnings (loss) of subsidiaries:
Banks	102	257	114
Non-banks	12	11	13
	114	268	127
Net income	1,163	1,062	1,147
Preferred stock dividends	(64)	(64)	(52)
Net income available to common shareholders	$1,099	$998	$1,095

Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
	(In millions)
Operating activities:
Net income	$1,163	$1,062	$1,147
Adjustments to reconcile net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(114)	(268)	(127)
Depreciation, amortization and accretion, net	2	1	2
Loss on early extinguishment of debt	14	—	—
Net change in operating assets and liabilities:
Other assets	33	16	(83)
Other liabilities	(38)	(213)	96
Other	68	48	34
Net cash from operating activities	1,128	646	1,069
Investing activities:
Investment in subsidiaries	(60)	(239)	(4)
Principal payments received on loans to subsidiaries	—	10	—
Principal advances on loans to subsidiaries	(10)	(10)	—
Proceeds from sales and maturities of securities available for sale	8	6	6
Purchases of securities available for sale	(8)	(7)	(5)
Net purchases of premises and equipment	(1)	(43)	—
Net cash from investing activities	(71)	(283)	(3)
Financing activities:
Proceeds from long-term borrowings	1,107	—	—
Payments on long-term borrowings	(658)	(500)	(350)
Cash dividends on common stock	(317)	(304)	(247)
Cash dividends on preferred stock	(64)	(64)	(52)
Net proceeds from issuance of preferred stock	—	—	486
Repurchase of common stock	(839)	(623)	(256)
Other	(2)	12	6
Net cash from financing activities	(773)	(1,479)	(413)
Net change in cash and cash equivalents	284	(1,116)	653
Cash and cash equivalents at beginning of year	759	1,875	1,222
Cash and cash equivalents at end of year	$1,043	$759	$1,875

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2016, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting and the attestation report of registered public accounting firm on registrant's internal control over financial reporting are included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2017 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS—Who are this year's nominees?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is included below.
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
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Policies Relating to Transactions with Related Persons and Code of Conduct—Code of Ethics for Senior Financial Officers” is incorporated herein by reference.

Information included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Family Relationships” is incorporated herein by reference.
Executive officers of the registrant as of December 31, 2016, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	59	Chairman, President and Chief Executive Officer of registrant and Regions Bank. Director of registrant and Regions Bank. Previously President and Chief Executive Officer; President and Chief Operating Officer; and Vice Chairman and Head of General Banking Group.	1993
David J. Turner, Jr.	53	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank. Previously Director of Internal Audit Division.	2010
Fournier J. “Boots” Gale, III	72	Senior Executive Vice President, General Counsel and Corporate Secretary of registrant and Regions Bank. Previously a founding partner of Maynard Cooper & Gale, P.C. in Birmingham, Alabama.	2011
C. Matthew Lusco	59	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
John B. Owen	55	Senior Executive Vice President and Head of the Regional Banking Group of registrant and Regions Bank. Previously served as Head of the Business Groups, Head of Consumer Services Group and Head of Operations and Technology Group. Director and Chairman, Regions Insurance Group, Inc.	2009
John M. Turner, Jr.	55	Senior Executive Vice President and Head of Corporate Banking Group, registrant and Regions Bank. Manager, RFC Financial Services Holding LLC; Director, Regions Insurance Group, Inc. Previously South Region President, Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
Brett D. Couch	53	Senior Executive Vice President and Regional President, East Region of Regions Bank. Previously Florida Region President; Mississippi President; and West Florida Area Executive.	2010

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
Barb Godin	63	Senior Executive Vice President and Chief Credit Officer of registrant and Regions Bank. Previously served in senior management roles in credit and risk management.	2010
C. Keith Herron	52	Senior Executive Vice President and Regional President, South Region, of Regions Bank. Previously Head of Strategic Planning and Execution of registrant and Regions Bank; Midsouth Region President; Middle Tennessee Area Executive; East Tennessee Area Executive; North Alabama Area Executive; Central Alabama Commercial Banking Executive and Head of Credit Review of Regions Bank.	2010
William E. Horton	65	Senior Executive Vice President and Head of Commercial Banking of registrant and Regions Bank. Previously served as South Region President, Regions Bank and in other senior management roles in both Consumer and Business Services.	2014
Ellen S. Jones	58	Senior Executive Vice President and Head of Strategic Performance and Alignment of registrant and Regions Bank. Director, Regions Insurance Group, Inc.	2010
David R. Keenan	49	Senior Executive Vice President and Head of Human Resources of registrant and Regions Bank. Previously served in senior management roles in Human Resources.	2010
Scott M. Peters	55	Senior Executive Vice President and Consumer Services Group Head of registrant and Regions Bank. Director, Regions Investment Services, Inc. Previously Chief Marketing Officer.	2010
William D. Ritter	46	Senior Executive Vice President and Wealth Management Group Head of registrant and Regions Bank. Director, Regions Insurance Group, Inc. Previously Central Region President and North Central Alabama Area Executive.	2010
Ronald G. Smith	56	Senior Executive Vice President and Regional President, Mid-America Region of Regions Bank. Director, Regions Foundation. Previously Southwest Region President; and Mississippi/North Louisiana Area President.	2010

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.

Item 11. Executive Compensation
All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE REPORT,” “CORPORATE GOVERNANCE—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management,” and “ELECTION OF DIRECTORS—How are Directors compensated?” of the Proxy Statement are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information presented under the caption “OWNERSHIP OF REGIONS COMMON STOCK” of the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	6,920,372		$14.00	48,244,330	(b)
Equity Compensation Plans Not Approved by Stockholders	6,534,675	(c)	$25.06	—
Total	13,455,047		$19.37	48,244,330

(a)	Does not include outstanding restricted stock awards.

(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2015 Long Term Incentive Plan. In 2015, all prior long-term incentive plans were closed to new grants.

(c)
Consists of outstanding stock options issued under plans assumed in connection with the Regions-AmSouth merger, which were previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 17 “Share Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2016. Does not include 85,127 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

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

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2016 and 2015;
Consolidated Statements of Income—Years ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2016, 2015 and 2014; and
Consolidated Statements of Cash Flows—Years ended December 31, 2016, 2015 and 2014.
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

10.2*
Form of Notice and Form of 2015 Director Restricted Stock Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

10.3*
Form of Notice and Form of Director Restricted Stock Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.4*
Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.5*
Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.6*
Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.7*
Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Stockholders held May 13, 2010, File No. 000-50831.

10.8*
Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010, File No. 000-50831.

10.9*
Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by registrant on February 24, 2011, File No. 000-50831.

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

10.37*
Form of Change-in-Control Agreement with executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011, File No. 000-50831.

10.38*
Form of Change-in-Control Agreement with executive officers C. Matthew Lusco and John M. Turner, Jr., incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011, File No. 000-50831.

10.39*
Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, William E. Horton, David R. Keenan, Scott M. Peters, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits

10.40*
Form of Change-in-Control Agreement with executive officers Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011, File No. 000-50831.

10.41*
Form of Amendment to Change-in-Control Agreement with executive officers O. B. Grayson Hall, Jr., David J. Turner, Jr., John B. Owen, Brett D. Couch, Barbara Godin, C. Keith Herron, William E. Horton, David R. Keenan, Scott M. Peters, Ronald G. Smith, Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

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

10.45*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), effective January 1, 2016, incorporated by reference to Exhibit 10.45 to Form 10-K Annual Report filed by registrant on February 16, 2016.

10.46*	Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), effective January 1, 2016.

10.47*
Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.48*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009, File No. 000-50831.

10.49*
Amendment to Aircraft Time Sharing Agreement by and between Regions Financial Corporation and O.B. Grayson Hall, Jr., incorporated by reference to Exhibit 10.63 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.50*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated August 2014, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.51*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated February 2016, incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on February 16, 2016.

10.52*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

SEC Assigned Exhibit Number	Description of Exhibits
10.53*
Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.54*
Regions Financial Corporation Executive Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed by registrant on March 26, 2013 and approved by the stockholders at the annual meeting held May 16, 2013.

10.55
Deferred Prosecution Agreement dated June 19, 2014, between Regions Financial Corporation and the Securities and Exchange Commission, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on June 25, 2014.

10.56
Consent Order and Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended, dated June 25, 2014, of the Board of Governors of the Federal Reserve System and Alabama State Banking Department in the Matter of Regions Bank, incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on June 25, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Power of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

______
* Compensatory plan or agreement.
Copies of exhibits not included herein may be obtained free of charge, electronically through Regions’ website at www.regions.com or through the SEC’s website at www.sec.gov or upon request to:
Investor Relations
Regions Financial Corporation
1900 Fifth Avenue North
Birmingham, Alabama 35203
(205) 581-7890

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE:	February 24, 2017		Regions Financial Corporation

		By:	/S/ O. B. Grayson Hall, Jr.
O. B. Grayson Hall, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR.	Chairman, President and Chief Executive Officer, and Director (principal executive officer)	February 24, 2017
O. B. Grayson Hall, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2017
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 24, 2017
Hardie B. Kimbrough, Jr.

*	Director	February 24, 2017
Carolyn H. Byrd

*	Director	February 24, 2017
David J. Cooper, Sr.

*	Director	February 24, 2017
Don DeFosset

*	Director	February 24, 2017
Samuel A. Di Piazza, Jr.

*	Director	February 24, 2017
Eric C. Fast

*	Director	February 24, 2017
John D. Johns

*	Director	February 24, 2017
Ruth Ann Marshall

Signature	Title	Date
*	Director	February 24, 2017
Susan W. Matlock

*	Director	February 24, 2017
John E. Maupin, Jr.

*	Director	February 24, 2017
Charles D. McCrary

*	Director	February 24, 2017
James T. Prokopanko

*	Director	February 24, 2017
Lee J. Styslinger III

*	Director	February 24, 2017
José S. Suquet

* Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact