Form 10-K/A
period 2016-12-31
REGIONS FINANCIAL CORP
filed 2017-03-01
CIK 1281761

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

EXPLANATORY NOTE
Regions Financial Corporation is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 24, 2017 (the “Original Filing”) solely to correct typographical errors in Item 7. of the Form 10-K. Disclosures appearing on page 40 of the Original Filing, in the 2017 Expectations section, stated:

•	“Full year average loan growth in the low single digits compared to 2015 average balances”

•	“Full year average deposit growth in the low single digits compared to 2015 average balances”
The corrected statements are:

•	“Full year average loan growth in the low single digits compared to 2016 average balances”

•	“Full year average deposit growth in the low single digits compared to 2016 average balances”

In accordance with SEC Rule 12b-15, this Form 10-K/A sets forth the complete text of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as amended.  This Form 10-K/A does not update any disclosures to reflect developments since the filing date of the Original Filing. No other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change the financial statements or any other disclosures in the Original Filing other than the corrected statements described above. This Form 10-K/A should be read together with the Original Filing, including the section entitled "Forward-Looking Statements" contained therein.

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

•	Full year average loan growth in the low single digits compared to 2016 average balances

•	Full year average deposit growth in the low single digits compared to 2016 average balances

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

DATE:	March 1, 2017		Regions Financial Corporation

		By:	/S/ HARDIE B. KIMBROUGH, JR.
Executive Vice President and Controller (principal accounting officer)