Form 10-Q
period 2017-03-31
REGIONS FINANCIAL CORP
filed 2017-05-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,202,063,077 shares of common stock, par value $.01, outstanding as of May 3, 2017.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ALCO - Asset/Liability Management Committee.
AOCI - Accumulated other comprehensive income.
ASU - Accounting Standards Update.
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
See also the reports filed with the Securities and Exchange Commission, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(In millions, except share data)
Assets
Cash and due from banks	$1,736	$1,853
Interest-bearing deposits in other banks	2,638	3,583
Federal funds sold and securities purchased under agreements to resell	—	15
Trading account securities	126	124
Securities held to maturity (estimated fair value of $1,782 and $1,369, respectively)	1,777	1,362
Securities available for sale	23,521	23,781
Loans held for sale (includes $336 and $447 measured at fair value, respectively)	512	718
Loans, net of unearned income	79,869	80,095
Allowance for loan losses	(1,061)	(1,091)
Net loans	78,808	79,004
Other earning assets	1,562	1,644
Premises and equipment, net	2,088	2,096
Interest receivable	308	319
Goodwill	4,904	4,904
Residential mortgage servicing rights at fair value	326	324
Other identifiable intangible assets	209	221
Other assets	6,030	6,020
Total assets	$124,545	$125,968
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$37,022	$36,046
Interest-bearing	62,402	62,989
Total deposits	99,424	99,035
Borrowed funds:
Long-term borrowings	6,010	7,763
Total borrowed funds	6,010	7,763
Other liabilities	2,389	2,506
Total liabilities	107,823	109,304
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,246,378,160 and 1,255,839,866 shares, respectively	12	13
Additional paid-in capital	16,959	17,092
Retained earnings	873	666
Treasury stock, at cost—41,259,319 and 41,259,319 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(565)	(550)
Total stockholders’ equity	16,722	16,664
Total liabilities and stockholders’ equity	$124,545	$125,968

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2017	2016

Interest income, including other financing income on:
Loans, including fees	$773	$768
Securities - taxable	148	147
Loans held for sale	4	3
Trading account securities	2	3
Other earning assets	12	10
Operating lease assets	27	32
Total interest income, including other financing income	966	963
Interest expense on:
Deposits	35	27
Long-term borrowings	50	47
Total interest expense	85	74
Depreciation expense on operating lease assets	22	27
Total interest expense and depreciation expense on operating lease assets	107	101
Net interest income and other financing income	859	862
Provision for loan losses	70	113
Net interest income and other financing income after provision for loan losses	789	749
Non-interest income:
Service charges on deposit accounts	168	159
Card and ATM fees	104	95
Investment management and trust fee income	56	50
Mortgage income	41	38
Securities gains (losses), net	—	(5)
Other	141	169
Total non-interest income	510	506
Non-interest expense:
Salaries and employee benefits	478	475
Net occupancy expense	85	86
Furniture and equipment expense	80	78
Other	234	230
Total non-interest expense	877	869
Income from continuing operations before income taxes	422	386
Income tax expense	128	113
Income from continuing operations	294	273
Discontinued operations:
Income (loss) from discontinued operations before income taxes	11	—
Income tax expense (benefit)	4	—
Income (loss) from discontinued operations, net of tax	7	—
Net income	$301	$273
Net income from continuing operations available to common shareholders	$278	$257
Net income available to common shareholders	$285	$257
Weighted-average number of shares outstanding:
Basic	1,209	1,286
Diluted	1,224	1,291
Earnings per common share from continuing operations:
Basic	$0.23	$0.20
Diluted	0.23	0.20
Earnings per common share:
Basic	$0.24	$0.20
Diluted	0.23	0.20
Cash dividends declared per common share	0.065	0.06
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2017	2016
	(In millions)
Net income	$301	$273
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $1 and $125 tax effect, respectively)	1	205
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and ($2) tax effect, respectively)	—	(3)
Net change in unrealized gains (losses) on securities available for sale, net of tax	1	208
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($1) and $102 tax effect, respectively)	(4)	165
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $12 and $15 tax effect, respectively)	19	24
Net change in unrealized gains (losses) on derivative instruments, net of tax	(23)	141
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	—
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($3) and ($3) tax effect, respectively)	(6)	(6)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	6
Other comprehensive income (loss), net of tax	(15)	357
Comprehensive income	$286	$630
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2016	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	273	—	—	273
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	208	208
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	141	141
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	6	6
Cash dividends declared—$0.06 per share	—	—	—	—	—	(80)	—	—	(80)
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)
Common stock transactions:
Impact of share repurchases	—	—	(23)	—	(175)	—	—	—	(175)
Impact of stock transactions under compensation plans, net and other	—	—	1	—	8	—	—	—	8
BALANCE AT MARCH 31, 2016	1	$820	1,275	$13	$17,716	$62	$(1,377)	$(23)	$17,211

BALANCE AT JANUARY 1, 2017	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	301	—	—	301
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	1	1
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(23)	(23)
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	5	5
Cash dividends declared—$0.065 per share	—	—	—	—	—	(78)	—	—	(78)
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)
Common stock transactions:
Impact of share repurchases	—	—	(10)	(1)	(149)	—	—	—	(150)
Impact of stock transactions under compensation plans, net and other	—	—	1	—	16	—	—	—	16
BALANCE AT MARCH 31, 2017	1	$820	1,205	$12	$16,959	$873	$(1,377)	$(565)	$16,722

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2017	2016
	(In millions)
Operating activities:
Net income	$301	$273
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	70	113
Depreciation, amortization and accretion, net	140	130
Securities (gains) losses, net	—	5
Deferred income tax expense	62	20
Originations and purchases of loans held for sale	(650)	(482)
Proceeds from sales of loans held for sale	876	583
(Gain) loss on sale of loans, net	(24)	(21)
Net change in operating assets and liabilities:
Trading account securities	(2)	33
Other earning assets	60	51
Interest receivable and other assets	(30)	108
Other liabilities	(79)	(37)
Other	12	12
Net cash from operating activities	736	788
Investing activities:
Proceeds from maturities of securities held to maturity	49	45
Proceeds from sales of securities available for sale	434	1,056
Proceeds from maturities of securities available for sale	889	774
Purchases of securities available for sale	(1,149)	(1,954)
Purchases of securities held to maturity	(437)	—
Proceeds from sales of loans	7	30
Purchases of loans	(4)	(279)
Purchases of mortgage servicing rights	(8)	(5)
Net change in loans	103	(266)
Net purchases of other assets	(13)	(57)
Net cash from investing activities	(129)	(656)
Financing activities:
Net change in deposits	389	(276)
Net change in short-term borrowings	—	(10)
Proceeds from long-term borrowings	—	499
Payments on long-term borrowings	(1,750)	(1,000)
Cash dividends on common stock	(157)	(78)
Cash dividends on preferred stock	(16)	(16)
Repurchases of common stock	(150)	(175)
Net cash from financing activities	(1,684)	(1,056)
Net change in cash and cash equivalents	(1,077)	(924)
Cash and cash equivalents at beginning of year	5,451	5,314
Cash and cash equivalents at end of period	$4,374	$4,390

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2017 and 2016
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
On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan and related affiliates. The transaction closed on April 2, 2012. See Note 2 and Note 14 for further details. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. This presentation is consistent with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended March 31
	2017	2016
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses/(recoveries)	$(11)	$—
Total non-interest expense	(11)	—
Income (loss) from discontinued operations before income taxes	11	—
Income tax expense (benefit)	4	—
Income (loss) from discontinued operations, net of tax	$7	$—
Earnings (loss) per common share from discontinued operations:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	March 31, 2017
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,201	$—	$(47)	$1,154	$10	$(3)	$1,161
Commercial agency	627	—	(4)	623	1	(3)	621
	$1,828	$—	$(51)	$1,777	$11	$(6)	$1,782

Securities available for sale:
U.S. Treasury securities	$301	$1	$(1)	$301			$301
Federal agency securities	29	—	—	29			29
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	17,647	92	(261)	17,478			17,478
Residential non-agency	3	1	—	4			4
Commercial agency	3,448	8	(29)	3,427			3,427
Commercial non-agency	806	5	(3)	808			808
Corporate and other debt securities	1,254	22	(12)	1,264			1,264
Equity securities	199	10	—	209			209
	$23,688	$139	$(306)	$23,521			$23,521

	December 31, 2016
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,249	$—	$(49)	$1,200	$12	$(3)	$1,209
Commercial agency	167	—	(5)	162	—	(2)	160
	$1,416	$—	$(54)	$1,362	$12	$(5)	$1,369

Securities available for sale:
U.S. Treasury securities	$303	$1	$(1)	$303			$303
Federal agency securities	35	—	—	35			35
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	17,531	95	(255)	17,371			17,371
Residential non-agency	4	—	—	4			4
Commercial agency	3,486	9	(32)	3,463			3,463
Commercial non-agency	1,124	8	(3)	1,129			1,129
Corporate and other debt securities	1,272	19	(17)	1,274			1,274
Equity securities	194	7	—	201			201
	$23,950	$139	$(308)	$23,781			$23,781
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Securities with carrying values of $10.3 billion and $11.6 billion at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $50 million of encumbered U.S. Treasury securities at both March 31, 2017 and December 31, 2016.
The amortized cost and estimated fair value of securities held to maturity and securities available for sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,201	$1,161
Commercial agency	627	621
	$1,828	$1,782
Securities available for sale:
Due in one year or less	$71	$71
Due after one year through five years	676	683
Due after five years through ten years	614	618
Due after ten years	224	223
Mortgage-backed securities:
Residential agency	17,647	17,478
Residential non-agency	3	4
Commercial agency	3,448	3,427
Commercial non-agency	806	808
Equity securities	199	209
	$23,688	$23,521
The following tables present gross unrealized losses and the related estimated fair value of securities held to maturity and available for sale at March 31, 2017 and December 31, 2016. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$817	$(26)	$344	$(14)	$1,161	$(40)
Commercial agency	203	—	156	(6)	359	(6)
	$1,020	$(26)	$500	$(20)	$1,520	$(46)

Securities available for sale:
U.S. Treasury securities	$116	$(1)	$18	$—	$134	$(1)
Mortgage-backed securities:
Residential agency	12,234	(253)	523	(8)	12,757	(261)
Commercial agency	1,960	(29)	43	—	2,003	(29)
Commercial non-agency	319	(3)	81	—	400	(3)
All other securities	262	(4)	176	(8)	438	(12)
	$14,891	$(290)	$841	$(16)	$15,732	$(306)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$850	$(26)	$359	$(14)	$1,209	$(40)
Commercial agency	—	—	160	(7)	160	(7)
	$850	$(26)	$519	$(21)	$1,369	$(47)

Securities available for sale:
U.S. Treasury securities	$112	$(1)	$18	$—	$130	$(1)
Mortgage-backed securities:
Residential agency	12,071	(245)	570	(10)	12,641	(255)
Commercial agency	2,199	(31)	45	(1)	2,244	(32)
Commercial non-agency	402	(2)	176	(1)	578	(3)
All other securities	382	(6)	218	(11)	600	(17)
	$15,166	$(285)	$1,027	$(23)	$16,193	$(308)
The number of individual positions in an unrealized loss position in the tables above increased from 1,613 at December 31, 2016 to 1,619 at March 31, 2017. The increase in the number of securities and the total amount of unrealized losses from year-end 2016 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist as of March 31, 2017. For the three months ended March 31, 2017, such impairments were immaterial.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as OTTI losses, are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31
	2017	2016
	(In millions)
Gross realized gains	$1	$16
Gross realized losses	(1)	(20)
OTTI	—	(1)
Securities gains (losses), net	$—	$(5)

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2017	December 31, 2016
	(In millions, net of unearned income)
Commercial and industrial	$35,227	$35,012
Commercial real estate mortgage—owner-occupied	6,658	6,867
Commercial real estate construction—owner-occupied	357	334
Total commercial	42,242	42,213
Commercial investor real estate mortgage	4,277	4,087
Commercial investor real estate construction	2,205	2,387
Total investor real estate	6,482	6,474
Residential first mortgage	13,565	13,440
Home equity	10,533	10,687
Indirect—vehicles	3,828	4,040
Indirect—other consumer	957	920
Consumer credit card	1,151	1,196
Other consumer	1,111	1,125
Total consumer	31,145	31,408
	$79,869	$80,095
During the three months ended March 31, 2017 and 2016, Regions purchased approximately $4 million in indirect-other consumer loans and $279 million in indirect-vehicles and indirect-other consumer loans from third parties.
At March 31, 2017, $18.3 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At March 31, 2017, an additional $21.8 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2016, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2017 and 2016. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended March 31, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	26	1	43	70
Loan losses:
Charge-offs	(58)	(1)	(65)	(124)
Recoveries	6	2	16	24
Net loan losses	(52)	1	(49)	(100)
Allowance for loan losses, March 31, 2017	727	87	247	1,061
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	2	(1)	—	1
Reserve for unfunded credit commitments, March 31, 2017	66	4	—	70
Allowance for credit losses, March 31, 2017	$793	$91	$247	$1,131
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$228	$17	$56	$301
Collectively evaluated for impairment	499	70	191	760
Total allowance for loan losses	$727	$87	$247	$1,061
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,103	$126	$760	$1,989
Collectively evaluated for impairment	41,139	6,356	30,385	77,880
Total loans evaluated for impairment	$42,242	$6,482	$31,145	$79,869

	Three Months Ended March 31, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	85	(10)	38	113
Loan losses:
Charge-offs	(29)	—	(67)	(96)
Recoveries	7	4	17	28
Net loan losses	(22)	4	(50)	(68)
Allowance for loan losses, March 31, 2016	821	91	239	1,151
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	1	—	—	1
Reserve for unfunded credit commitments, March 31, 2016	48	5	—	53
Allowance for credit losses, March 31, 2016	$869	$96	$239	$1,204
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$254	$20	$66	$340
Collectively evaluated for impairment	567	71	173	811
Total allowance for loan losses	$821	$91	$239	$1,151
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$949	$155	$827	$1,931
Collectively evaluated for impairment	42,982	6,915	29,778	79,675
Total loans evaluated for impairment	$43,931	$7,070	$30,605	$81,606

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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2017, and December 31, 2016. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	March 31, 2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,833	$672	$1,056	$666	$35,227
Commercial real estate mortgage—owner-occupied	6,049	171	252	186	6,658
Commercial real estate construction—owner-occupied	331	12	10	4	357
Total commercial	$39,213	$855	$1,318	$856	$42,242
Commercial investor real estate mortgage	$3,915	$191	$154	$17	$4,277
Commercial investor real estate construction	2,058	97	50	—	2,205
Total investor real estate	$5,973	$288	$204	$17	$6,482

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,515	$50	$13,565
Home equity			10,452	81	10,533
Indirect—vehicles			3,828	—	3,828
Indirect—other consumer			957	—	957
Consumer credit card			1,151	—	1,151
Other consumer			1,111	—	1,111
Total consumer			$31,014	$131	$31,145
					$79,869

	December 31, 2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,619	$658	$1,112	$623	$35,012
Commercial real estate mortgage—owner-occupied	6,190	221	246	210	6,867
Commercial real estate construction—owner-occupied	308	8	15	3	334
Total commercial	$39,117	$887	$1,373	$836	$42,213
Commercial investor real estate mortgage	$3,766	$190	$114	$17	$4,087
Commercial investor real estate construction	2,192	129	66	—	2,387
Total investor real estate	$5,958	$319	$180	$17	$6,474

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,390	$50	$13,440
Home equity			10,595	92	10,687
Indirect—vehicles			4,040	—	4,040
Indirect—other consumer			920	—	920
Consumer credit card			1,196	—	1,196
Other consumer			1,125	—	1,125
Total consumer			$31,266	$142	$31,408
					$80,095

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$12	$8	$5	$25	$34,561	$666	$35,227
Commercial real estate mortgage—owner-occupied	19	5	5	29	6,472	186	6,658
Commercial real estate construction—owner-occupied	—	—	—	—	353	4	357
Total commercial	31	13	10	54	41,386	856	42,242
Commercial investor real estate mortgage	10	1	—	11	4,260	17	4,277
Commercial investor real estate construction	32	—	—	32	2,205	—	2,205
Total investor real estate	42	1	—	43	6,465	17	6,482
Residential first mortgage	80	57	195	332	13,515	50	13,565
Home equity	50	22	32	104	10,452	81	10,533
Indirect—vehicles	41	10	8	59	3,828	—	3,828
Indirect—other consumer	4	2	—	6	957	—	957
Consumer credit card	9	6	15	30	1,151	—	1,151
Other consumer	9	4	4	17	1,111	—	1,111
Total consumer	193	101	254	548	31,014	131	31,145
	$266	$115	$264	$645	$78,865	$1,004	$79,869

	December 31, 2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$59	$11	$6	$76	$34,389	$623	$35,012
Commercial real estate mortgage—owner-occupied	29	7	2	38	6,657	210	6,867
Commercial real estate construction—owner-occupied	1	—	—	1	331	3	334
Total commercial	89	18	8	115	41,377	836	42,213
Commercial investor real estate mortgage	6	8	—	14	4,070	17	4,087
Commercial investor real estate construction	—	—	—	—	2,387	—	2,387
Total investor real estate	6	8	—	14	6,457	17	6,474
Residential first mortgage	99	63	212	374	13,390	50	13,440
Home equity	60	22	33	115	10,595	92	10,687
Indirect—vehicles	56	14	10	80	4,040	—	4,040
Indirect—other consumer	5	3	—	8	920	—	920
Consumer credit card	9	7	15	31	1,196	—	1,196
Other consumer	13	5	5	23	1,125	—	1,125
Total consumer	242	114	275	631	31,266	142	31,408
	$337	$140	$283	$760	$79,100	$995	$80,095

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of March 31, 2017 and December 31, 2016. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$778	$119	$659	$114	$545	$132	32.3%
Commercial real estate mortgage—owner-occupied	204	18	186	41	145	52	34.3
Commercial real estate construction—owner-occupied	4	—	4	—	4	2	50.0
Total commercial	986	137	849	155	694	186	32.8
Commercial investor real estate mortgage	19	2	17	5	12	5	36.8
Total investor real estate	19	2	17	5	12	5	36.8
Residential first mortgage	40	11	29	—	29	3	35.0
Home equity	12	1	11	—	11	—	8.3
Total consumer	52	12	40	—	40	3	28.8
	$1,057	$151	$906	$160	$746	$194	32.6%

	Accruing Impaired Loans As of March 31, 2017
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$196	$1	$195	$37	19.4%
Commercial real estate mortgage—owner-occupied	61	4	57	5	14.8
Commercial real estate construction—owner-occupied	2	—	2	—	—
Total commercial	259	5	254	42	18.1
Commercial investor real estate mortgage	73	5	68	6	15.1
Commercial investor real estate construction	41	—	41	6	14.6
Total investor real estate	114	5	109	12	14.9
Residential first mortgage	435	8	427	49	13.1
Home equity	282	1	281	4	1.8
Consumer credit card	2	—	2	—	—
Other consumer	10	—	10	—	—
Total consumer	729	9	720	53	8.5
	$1,102	$19	$1,083	$107	11.4%

	Total Impaired Loans As of March 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$974	$120	$854	$114	$740	$169	29.7%
Commercial real estate mortgage—owner-occupied	265	22	243	41	202	57	29.8
Commercial real estate construction—owner-occupied	6	—	6	—	6	2	33.3
Total commercial	1,245	142	1,103	155	948	228	29.7
Commercial investor real estate mortgage	92	7	85	5	80	11	19.6
Commercial investor real estate construction	41	—	41	—	41	6	14.6
Total investor real estate	133	7	126	5	121	17	18.0
Residential first mortgage	475	19	456	—	456	52	14.9
Home equity	294	2	292	—	292	4	2.0
Consumer credit card	2	—	2	—	2	—	—
Other consumer	10	—	10	—	10	—	—
Total consumer	781	21	760	—	760	56	9.9
	$2,159	$170	$1,989	$160	$1,829	$301	21.8%

	Non-accrual Impaired Loans As of December 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$685	$72	$613	$126	$487	$138	30.7%
Commercial real estate mortgage—owner-occupied	231	21	210	39	171	53	32.0
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	920	94	826	165	661	193	31.2
Commercial investor real estate mortgage	18	1	17	5	12	5	33.3
Total investor real estate	18	1	17	5	12	5	33.3
Residential first mortgage	41	12	29	—	29	4	39.0
Home equity	12	1	11	—	11	—	8.3
Total consumer	53	13	40	—	40	4	32.1
	$991	$108	$883	$170	$713	$202	31.3%

	Accruing Impaired Loans As of December 31, 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$187	$1	$186	$33	18.2%
Commercial real estate mortgage—owner-occupied	60	4	56	5	15.0
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	248	5	243	38	17.3
Commercial investor real estate mortgage	82	8	74	7	18.3
Commercial investor real estate construction	16	—	16	1	6.3
Total investor real estate	98	8	90	8	16.3
Residential first mortgage	435	10	425	51	14.0
Home equity	292	—	292	5	1.7
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	10	—	10	—	—
Total consumer	740	10	730	56	8.9
	$1,086	$23	$1,063	$102	11.5%

	Total Impaired Loans As of December 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$872	$73	$799	$126	$673	$171	28.0%
Commercial real estate mortgage—owner-occupied	291	25	266	39	227	58	28.5
Commercial real estate construction—owner-occupied	5	1	4	—	4	2	60.0
Total commercial	1,168	99	1,069	165	904	231	28.3
Commercial investor real estate mortgage	100	9	91	5	86	12	21.0
Commercial investor real estate construction	16	—	16	—	16	1	6.3
Total investor real estate	116	9	107	5	102	13	19.0
Residential first mortgage	476	22	454	—	454	55	16.2
Home equity	304	1	303	—	303	5	2.0
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	10	—	10	—	10	—	—
Total consumer	793	23	770	—	770	60	10.5
	$2,077	$131	$1,946	$170	$1,776	$304	20.9%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three months ended March 31, 2017 and 2016. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended March 31
	2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$819	$2	$476	$1
Commercial real estate mortgage—owner-occupied	264	1	328	1
Commercial real estate construction—owner-occupied	6	—	3	—
Total commercial	1,089	3	807	2
Commercial investor real estate mortgage	91	1	141	2
Commercial investor real estate construction	33	—	28	—
Total investor real estate	124	1	169	2
Residential first mortgage	455	4	477	4
Home equity	295	4	337	5
Indirect—vehicles	—	—	1	—
Consumer credit card	2	—	2	—
Other consumer	10	—	12	—
Total consumer	762	8	829	9
Total impaired loans	$1,975	$12	$1,805	$13
TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP program. Refer to Note 6 "Allowance For Credit Losses" in the 2016 Annual Report on Form 10-K for additional information regarding the Company's TDRs.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At March 31, 2017, approximately $20 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At March 31, 2017, approximately $5 million in home equity first lien TDRs were in excess of 180 days past due and approximately $3 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2016 Annual Report on Form 10-K.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the three months ended March 31, 2017 and 2016 totaled approximately $128 million and $82 million, respectively.

	Three Months Ended March 31, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	31	$99	$3
Commercial real estate mortgage—owner-occupied	31	28	1
Commercial real estate construction—owner-occupied	2	1	—
Total commercial	64	128	4
Commercial investor real estate mortgage	12	19	—
Commercial investor real estate construction	3	26	1
Total investor real estate	15	45	1
Residential first mortgage	49	8	1
Home equity	58	5	—
Consumer credit card	19	—	—
Indirect—vehicles and other consumer	47	1	—
Total consumer	173	14	1
	252	$187	$6

	Three Months Ended March 31, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	38	$59	$2
Commercial real estate mortgage—owner-occupied	30	13	—
Total commercial	68	72	2
Commercial investor real estate mortgage	25	43	1
Commercial investor real estate construction	2	1	—
Total investor real estate	27	44	1
Residential first mortgage	63	14	2
Home equity	117	6	—
Consumer credit card	24	—	—
Indirect—vehicles and other consumer	54	1	—
Total consumer	258	21	2
	353	$137	$5
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three months ended March 31, 2017 and 2016, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended March 31
	2017	2016
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$2	$6
Commercial real estate mortgage—owner-occupied	—	1
Total commercial	2	7
Commercial investor real estate mortgage	—	1
Total investor real estate	—	1
Residential first mortgage	3	3
Total consumer	3	3
	$5	$11
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At March 31, 2017, approximately $47 million of commercial and investor real estate loans modified in a TDR during the three months ended March 31, 2017 were on non-accrual status. Approximately 1.2 percent of this amount was 90 days past due.
At March 31, 2017, Regions had restructured binding unfunded commitments totaling $24 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2017	2016
	(In millions)
Carrying value, beginning of period	$324	$252
Additions	8	31
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	4	(36)
Economic amortization associated with borrower repayments	(10)	(8)
Carrying value, end of period	$326	$239
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.

On February 29, 2016, the Company purchased the rights to service approximately $2.6 billion in residential mortgage loans for approximately $24 million.

On April 28, 2017, the Company purchased the rights to service approximately $2.7 billion in residential mortgage loans for approximately $30 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2017	2016
	(Dollars in millions)
Unpaid principal balance	$30,960	$28,035
Weighted-average prepayment speed (CPR; percentage)	7.6%	14.3%
Estimated impact on fair value of a 10% increase	$(19)	$(13)
Estimated impact on fair value of a 20% increase	$(34)	$(24)
Option-adjusted spread (basis points)	1,058	993
Estimated impact on fair value of a 10% increase	$(13)	$(9)
Estimated impact on fair value of a 20% increase	$(27)	$(17)
Weighted-average coupon interest rate	4.2%	4.3%
Weighted-average remaining maturity (months)	280	279
Weighted-average servicing fee (basis points)	27.4	27.8
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2017	2016
	(In millions)
Servicing related fees and other ancillary income	$23	$20
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a Fannie Mae DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The Fannie Mae DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial MSRs and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 "Summary of Significant Accounting Policies" in the 2016 Annual Report on Form 10-K for additional information. Also see Note 14 herein for additional information related to the guarantee.
As of March 31, 2017 and December 31, 2016, the DUS servicing portfolio was approximately $2.0 billion and $1.8 billion, respectively. The related commercial MSRs were valued at approximately $32 million and $30 million at March 31, 2017 and December 31, 2016, respectively. The estimated fair value of the loss share guarantee was valued at approximately $4 million at both March 31, 2017 and December 31, 2016.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	452	452
	$4,904	$4,904
Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed description of the Company’s methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill.
During the first quarter of 2017, Regions assessed events and circumstances for all three reporting units as of March 31, 2017, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of March 31, 2017. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2017 interim period.

NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						March 31, 2017	December 31, 2016
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during the first quarter of 2017 and 2016. Series B Preferred Stock dividends were also $8 million for the first quarter of 2017 and 2016.
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
COMMON STOCK
On June 29, 2016, Regions received no objection from the Federal Reserve to its 2016 capital plan that was submitted as part of the CCAR process. In addition to continuing the $0.065 quarterly common stock dividend, actions that Regions may undertake as outlined in its capital plan include the repurchase of up to $640 million in common shares. The capital plan also provides the potential for a dividend increase beginning in the second quarter of 2017.
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million. As of March 31, 2017, Regions had repurchased approximately 56.7 million shares of common stock at a total cost of approximately $635 million under this plan. The Company continued to repurchase shares under this plan in the second quarter of 2017, and as of May 4, 2017, Regions had additional repurchases of approximately 9.1 million shares of common stock at a total cost of approximately $125 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Regions’ Board declared a cash dividend for the first quarter of 2017 of $0.065 per common share compared to $0.06 per common share for the first quarter of 2016.
On April 20, 2017, Regions' Board approved an increase of the quarterly common stock dividend to $0.07 per share.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended March 31, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(106)	$11	$(422)	$(550)
Net change	2	1	(23)	5	(15)
End of period	$(31)	$(105)	$(12)	$(417)	$(565)

	Three Months Ended March 31, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(47)	$(10)	$75	$(398)	$(380)
Net change	2	208	141	6	357
End of period	$(45)	$198	$216	$(392)	$(23)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(3)	Net interest income and other financing income
	1	1	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$—	$(5)	Securities gains (losses), net
	—	2	Tax (expense) or benefit
	$—	$(3)	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$31	$39	Net interest income and other financing income
	(12)	(15)	Tax (expense) or benefit
	$19	$24	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior service cost	$—	$—	(2)
Actuarial gains (losses)	(9)	(9)	(2)
	(9)	(9)	Total before tax
	3	3	Tax (expense) or benefit
	$(6)	$(6)	Net of tax

Total reclassifications for the period	$11	$13	Net of tax

________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2017	2016
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$294	$273
Preferred stock dividends	(16)	(16)
Income from continuing operations available to common shareholders	278	257
Income (loss) from discontinued operations, net of tax	7	—
Net income available to common shareholders	$285	$257
Denominator:
Weighted-average common shares outstanding—basic	1,209	1,286
Potential common shares	15	5
Weighted-average common shares outstanding—diluted	1,224	1,291
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.23	$0.20
Diluted	0.23	0.20
Earnings (loss) per common share from discontinued operations(1):
Basic	$0.01	$0.00
Diluted	0.01	0.00
Earnings per common share(1):
Basic	$0.24	$0.20
Diluted	0.23	0.20
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 15 million and 30 million stock options, restricted stock units and awards and performance stock units for the three months ended March 31, 2017 and 2016, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP , which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 48 million at March 31, 2017.

STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Three Months Ended March 31
	2017		2016
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	13,455,047	$19.37	19,350,157	$21.06
Exercised	(655,684)	6.40	(39,823)	7.00
Forfeited or expired	—	—	(65,381)	29.18
Outstanding at end of period	12,799,363	$20.04	19,244,953	$21.06
Exercisable at end of period	12,799,363	$20.04	19,244,953	$21.06
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Three Months Ended March 31
	2017		2016
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,558,942	$9.31	16,374,242	$9.51
Granted	22,603	14.43	23,835	9.44
Vested	(114,112)	9.51	(535,111)	9.42
Forfeited	(218,257)	10.30	(529,771)	8.89
Non-vested at end of period	16,249,176	$9.31	15,333,195	$9.54

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
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
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended March 31
	2017	2016	2017	2016	2017	2016
	(In millions)
Service cost	$8	$9	$1	$1	$9	$10
Interest cost	18	18	1	1	19	19
Expected return on plan assets	(35)	(36)	—	—	(35)	(36)
Amortization of actuarial loss	8	8	1	1	9	9
Net periodic pension cost (credit)	$(1)	$(1)	$3	$3	$2	$2
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2017 or 2016.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,179	$6	$43	$2,257	$7	$40
Derivatives in cash flow hedging relationships:
Interest rate swaps	10,000	15	281	9,000	19	269
Total derivatives designated as hedging instruments	$12,179	$21	$324	$11,257	$26	$309
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,375	$384	$433	$41,851	$412	$467
Interest rate options	3,946	24	12	3,877	24	12
Interest rate futures and forward commitments	23,176	7	8	18,605	11	6
Other contracts	6,160	82	76	5,813	106	93
Total derivatives not designated as hedging instruments	$74,657	$497	$529	$70,146	$553	$578
Total derivatives	$86,836	$518	$853	$81,403	$579	$887
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.

Subsequent to March 31, 2017, the Company terminated interest rate swaps in cash flow hedging relationships with a total notional value of approximately $1.75 billion.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2016, for additional information regarding accounting policies for derivatives.
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
Regions recognized an unrealized after-tax gain of $154 million and $84 million in accumulated other comprehensive income (loss) at March 31, 2017 and 2016, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $19 million and $12 million during the three months ended March 31, 2017 and 2016, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $73 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $65 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of March 31, 2017.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended March 31			Three Months Ended March 31
	2017	2016		2017	2016
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$1	$4	Interest expense	$—	$(1)
Debt/CDs	(2)	15	Other non-interest expense	3	(15)
Securities available for sale	(1)	(3)	Interest income	—	—
Securities available for sale	2	(26)	Other non-interest expense	(3)	25
Total	$—	$(10)		$—	$9

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended March 31			Three Months Ended March 31
	2017	2016		2017	2016
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(23)	$141	Interest income on loans	$31	$39
Total	$(23)	$141		$31	$39

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

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2017 and December 31, 2016, Regions had $359 million and $274 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2017 and December 31, 2016, Regions had $631 million and $786 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2017 and December 31, 2016, the total notional amount related to these contracts was $10.5 billion and $7.2 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2017	2016
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$2	$4
Interest rate options	2	10
Interest rate futures and forward commitments	2	1
Other contracts	(8)	(12)
Total capital markets fee income and other	(2)	3
Mortgage income:
Interest rate swaps	(2)	29
Interest rate options	2	5
Interest rate futures and forward commitments	(8)	2
Total mortgage income	(8)	36
	$(10)	$39
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at March 31, 2017 and December 31, 2016, totaled approximately $298 million and $334 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
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
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2017 was approximately $121 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2017 and 2016 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2017 and December 31, 2016, were $129 million and $141 million, respectively, for which Regions had posted collateral of $127 million and $141 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of March 31, 2017 and December 31, 2016.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Gross amounts subject to offsetting	$351	$414	$549	$583
Gross amounts not subject to offsetting	167	165	304	304
Gross amounts recognized	518	579	853	887
Gross amounts offset in the consolidated balance sheets(1)	216	241	472	541
Net amounts presented in the consolidated balance sheets	302	338	381	346
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	4	4	50	50
Cash collateral received/posted	—	—	255	227
Net amounts	$298	$334	$76	$69
________

(1)
At March 31, 2017, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $46 million and cash collateral posted of $304 million. At December 31, 2016, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $349 million and cash collateral posted of $48 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 12. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three month periods ended March 31, 2017 and 2016. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$126	$—	$—	$126	$124	$—	$—	$124
Securities available for sale:
U.S. Treasury securities	$301	$—	$—	$301	$303	$—	$—	$303
Federal agency securities	—	29	—	29	—	35	—	35
Obligations of states and political subdivisions	—	1	—	1	—	1	—	1
Mortgage-backed securities (MBS):
Residential agency	—	17,478	—	17,478	—	17,371	—	17,371
Residential non-agency	—	—	4	4	—	—	4	4
Commercial agency	—	3,427	—	3,427	—	3,463	—	3,463
Commercial non-agency	—	808	—	808	—	1,129	—	1,129
Corporate and other debt securities	—	1,261	3	1,264	—	1,271	3	1,274
Equity securities	209	—	—	209	201	—	—	201
Total securities available for sale	$510	$23,004	$7	$23,521	$504	$23,270	$7	$23,781
Loans held for sale	$—	$303	$33	$336	$—	$414	$33	$447
Residential mortgage servicing rights	$—	$—	$326	$326	$—	$—	$324	$324
Derivative assets:
Interest rate swaps	$—	$405	$—	$405	$—	$438	$—	$438
Interest rate options	—	12	12	24	—	13	11	24
Interest rate futures and forward commitments	—	7	—	7	—	11	—	11
Other contracts	2	80	—	82	2	104	—	106
Total derivative assets	$2	$504	$12	$518	$2	$566	$11	$579
Derivative liabilities:
Interest rate swaps	$—	$757	$—	$757	$—	$776	$—	$776
Interest rate options	—	12	—	12	—	12	—	12
Interest rate futures and forward commitments	—	8	—	8	—	6	—	6
Other contracts	2	74	—	76	1	92	—	93
Total derivative liabilities	$2	$851	$—	$853	$1	$886	$—	$887
Non-recurring fair value measurements
Loans held for sale	$—	$—	$8	$8	$—	$—	$7	$7
Foreclosed property and other real estate	—	27	5	32	—	29	6	35
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

The following tables illustrate rollforwards for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at March 31, 2017 and 2016 are not material.

	Three Months Ended March 31, 2017

	Opening Balance January 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$4	—		—	—	—	—	—	—	—	$4
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$7	—		—	—	—	—	—	—	—	$7
Commercial mortgage loans held for sale	$33	—		—	—	—	—	—	—	—	$33
Residential mortgage servicing rights	$324	(6)	(1)	—	8	—	—	—	—	—	$326
Total derivatives, net	$11	23	(2)	—	—	—	—	(22)	—	—	$12

	Three Months Ended March 31, 2016

	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account securities	$33	(2)	(3)	—	—	(31)	—	—	—	—	$—
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Residential mortgage servicing rights	$252	(44)	(1)	—	31	—	—	—	—	—	$239
Total derivatives, net	$10	38	(4)	—	—	—	—	(27)	—	—	$21

_________
(1) Included in mortgage income.
(2) Approximately $2 million was included in capital markets fee income and other and $21 million was included in mortgage income.
(3) Included in capitals markets fee income and other.
(4) Approximately $9 million was included in capital markets fee income and other and $29 million was included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2017	2016
	(In millions)
Loans held for sale	$(4)	$(4)
Foreclosed property and other real estate	(4)	(7)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2017, and December 31, 2016. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2017, and December 31, 2016, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2017
	Level 3 Estimated Fair Value at March 31, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$4	Discounted cash flow	Spread to LIBOR	5.4% - 69.9% (22.9%)
			Weighted-average CPR (%)	3.8% - 29.3% (11.4%)
			Probability of default	1.3%
			Loss severity	88.0%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.3%
Commercial mortgage loans held for sale	$33	Market comparable	Credit spreads for bonds in the commercial MBS	0.3% - 5.4% (1.3%)
Residential mortgage servicing rights(1)	$326	Discounted cash flow	Weighted-average CPR (%)	5.6% - 26.2% (7.6%)
			OAS (%)	8.2% - 13.7% (10.6%)
Derivative assets:
Interest rate options	$11	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average CPR (%)	5.6% - 26.2% (7.6%)
			OAS (%)	8.2% - 13.7% (10.6%)
			Pull-through	9.4% - 99.4% (79.9%)
	$1	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$8	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	29.1% - 91.4% (51.8%)
Foreclosed property and other real estate	$5	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 57.1% (39.4%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2016
	Level 3 Estimated Fair Value at December 31, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$4	Discounted cash flow	Spread to LIBOR	5.5% - 70.0% (23.0%)
			Weighted-average CPR (%)	3.5% - 29.5% (12.2%)
			Probability of default	3.1%
			Loss severity	63.6%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.3%
Commercial mortgage loans held for sale	$33	Market comparable	Credit spreads for bonds in the commercial MBS	0.4% - 5.8% (1.3%)
Residential mortgage servicing rights(1)	$324	Discounted cash flow	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
Derivative assets:
Interest rate options	$8	Interest rate lock commitments on the residential loans are valued using discounted cash flows	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
			Pull-through	14.9% - 99.4% (78.3%)
	$3	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$7	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	26.2% - 69.4% (48.1%)
Foreclosed property and other real estate	$1	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 60.3% (37.0%)
	$5	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	5.9% - 29.6% (15.8%)
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

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
Derivative assets
Residential mortgage interest rate options—These instruments are interest rate lock agreements made in the normal course of originating residential mortgage loans. Significant unobservable inputs in the fair value measurement are OAS, CPR, and pull-through. The impact of OAS and CPR inputs in the valuation of these derivative instruments are consistent with the MSR discussion above. Pull-through is an estimate of the number of interest rate lock commitments that will ultimately become funded loans. Increases or decreases in the pull-through assumption will have a corresponding impact on the value of these derivative assets.
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
The Company also elected to measure commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. Therefore, these loans have been classified as Level 2.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2017			December 31, 2016
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$333	$322	$11	$447	$443	$4
Commercial and industrial loans held for sale, at fair value	3	3	—	—	—	—
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage and capital markets income in the consolidated statements of income during the three months ended March 31, 2017 and 2016. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended March 31
	2017	2016
	(In millions)
Mortgage loans held for sale, at fair value	$4	$2
Commercial and industrial loans held for sale, at fair value	—	—

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2017 are as follows:

	March 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,374	$4,374	$4,374	$—	$—
Trading account securities	126	126	126	—	—
Securities held to maturity	1,777	1,782	—	1,782	—
Securities available for sale	23,521	23,521	510	23,004	7
Loans held for sale	512	512	—	479	33
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	77,897	73,931	—	—	73,931
Other earning assets(4)	914	914	—	914	—
Derivative assets	518	518	2	504	12
Financial liabilities:
Derivative liabilities	853	853	2	851	—
Deposits	99,424	99,472	—	99,472	—
Long-term borrowings	6,010	6,293	—	3,004	3,289
Loan commitments and letters of credit	101	445	—	—	445
Indemnification obligation	25	23	—	—	23
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2017 was $4.0 billion or 5.1 percent.

(3)	Excluded from this table is the capital lease carrying amount of $911 million at March 31, 2017.

(4)	Excluded from this table is the operating lease carrying amount of $648 million at March 31, 2017.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2016 are as follows:

	December 31, 2016
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2016 was $4.1 billion or 5.2 percent.

(3)	Excluded from this table is the capital lease carrying amount of $876 million at December 31, 2016.

(4)	Excluded from this table is the operating lease carrying amount of $688 million at December 31, 2016.
NOTE 13. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2016.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$341	$518	$46	$(46)	$859	$—	$859
Provision (credit) for loan losses	67	74	5	(76)	70	—	70
Non-interest income	114	275	111	10	510	—	510
Non-interest expense	215	512	122	28	877	(11)	866
Income (loss) before income taxes	173	207	30	12	422	11	433
Income tax expense (benefit)	66	79	11	(28)	128	4	132
Net income (loss)	$107	$128	$19	$40	$294	$7	$301
Average assets	$52,332	$35,047	$3,162	$34,269	$124,810	$—	$124,810

	Three Months Ended March 31, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$375	$506	$45	$(64)	$862	$—	$862
Provision (credit) for loan losses	72	71	6	(36)	113	—	113
Non-interest income	131	258	108	9	506	—	506
Non-interest expense	217	507	113	32	869	—	869
Income (loss) before income taxes	217	186	34	(51)	386	—	386
Income tax expense (benefit)	83	71	13	(54)	113	—	113
Net income (loss)	$134	$115	$21	$3	$273	$—	$273
Average assets	$54,721	$33,941	$3,232	$34,066	$125,960	$—	$125,960

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2017	December 31, 2016
	(In millions)
Unused commitments to extend credit	$44,522	$44,408
Standby letters of credit	1,351	1,425
Commercial letters of credit	51	46
Liabilities associated with standby letters of credit	30	34
Assets associated with standby letters of credit	31	34
Reserve for unfunded credit commitments	70	69

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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $25 million and an estimated fair value of approximately $23 million as of March 31, 2017 (see Note 12).
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
Beginning in December 2007, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These class-action lawsuits have all been resolved, and final court approvals have been granted. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. Amounts at issue in remaining matters are not material. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs filed an appeal, and oral argument was held in October 2016. On April 27, 2017, the appellate court affirmed the dismissal of the plaintiffs’ claims under the RICO Act. The appellate court reversed the trial court’s dismissal of the commercial disparagement and tortious interference claims and remanded those claims but limited the plaintiffs’ damages. This matter is subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved during 2017, except for the July 2006 Morris County, New Jersey, matter that may extend beyond 2017.
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of March 31, 2017, the carrying value of the indemnification obligation was approximately $25 million.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At March 31, 2017, and December 31, 2016, the Company's DUS servicing portfolio totaled approximately $2.0 billion and $1.8 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $621 million and $559 million at March 31, 2017 and December 31, 2016, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both March 31, 2017 and December 31, 2016. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2017
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The ASU amends Topic 815, Derivatives and Hedging, and addresses how a change in the counterparty to a derivative contract affects a hedging relationship. The ASU may be adopted either prospectively or on a modified retrospective basis.
		January 1, 2017	Adopted on a prospective basis January 1, 2017. No material impact.
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
		January 1, 2017	Adopted January 1, 2017. No material impact.
ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting
The ASU amends Topic 323, Investments-Equity Method and Joint Ventures, and eliminates the requirement for an investor to retrospectively apply the equity method to investments when its ownership interest (or degree of influence in an investee) increases to a level that triggers the equity method of accounting. This ASU should be adopted prospectively.
		January 1, 2017	Adopted on a prospective basis January 1, 2017. No material impact.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This ASU amends Topic 718, Stock Compensation, and intends to improve and simplify accounting for employee share-based payments. The amendments update the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The transition method of accounting application (i.e. prospective, retrospective or modified retrospective application) differs by amendment and is defined in the guidance.
January 1, 2017
Adopted on January 1, 2017.

There was no material impact at adoption related to the reclassification of excess tax benefits previously recognized in additional paid-in capital to income tax expense (prospective basis), cash flow statement reclassification related to excess tax benefits (prospective basis) or cash flow statement reclassification related to taxes paid for employee withholdings on share-based awards (retrospective basis).

Additionally, the Company has no previously unrecognized excess tax benefits; therefore, there was no impact.

The Company elected to retain its existing accounting policy election to estimate award forfeitures.

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
		January 1, 2017	Adopted on January 1, 2017. No material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
January 1, 2018 Early adoption is permitted beginning January 1, 2017.
Regions has established a revenue recognition standard implementation team, led by the Corporate Controller’s group with assistance from the various lines of business and finance management to evaluate the potential impact of adopting this guidance. The implementation team has substantially completed the initial scoping and determined that approximately $1.7 billion of 2016 non-interest income would be within the scope of the new revenue recognition standard, when adopted. Non-interest income streams that are out of scope of the new standard include mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. Based on the completed contract reviews thus far by the implementation team, any potential changes in revenue recognition for those contracts are not expected to result in a material impact to Regions upon adoption. The implementation team is currently finalizing its reviews of contracts related to card and ATM fees, investment management and trust fees, insurance commissions and fees and investment services fees. In addition to potential timing issues for revenue recognition under the new standard, Regions is still evaluating the standard’s guidance for assessment of gross versus net reporting of revenues and expenses related to certain arrangements such as card interchange fees. The implementation team is also in process of developing additional quantitative and qualitative disclosures that may be required upon the adoption of the new revenue recognition standard.

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
2017-05, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets
This ASU amends Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and to add guidance for partial sales of nonfinancial assets. The new standard adds a definition for in-substance nonfinancial assets and clarifies that nonfinancial assets within a legal entity are within the scope of ASC 606. This ASU should be adopted in conjunction with ASU 2014-09 using a retrospective or modified retrospective approach.
		January 1, 2018	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
2017-07, Compensation- Retirement Benefits
This ASU amends Topic 715, Retirement Benefits, and provides more prescriptive guidance around the presentation of net period pension and postretirement benefit cost in the income statement. The amendment requires that the service cost component be disaggregated from other components of net periodic benefit cost in the income statement.
		January 1, 2018	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material. Regions does not plan to early adopt.
2017-08, Receivables- Nonrefundable Fees and Other Costs
This ASU amends Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Current guidance generally requires entities to amortize a premium as a yield adjustment over the contractual life of the instrument. Shortening the amortization period is generally expected to more closely align the recognition of interest income with expectations incorporated into the pricing of the underlying securities. The amendments do not affect the accounting treatment of discounts. This ASU should be adopted on a modified retrospective basis.
		January 1, 2019 Early adoption permitted, including in an interim period.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
January 1, 2019
This ASU supersedes the lease accounting requirements in Topic 840, Leases. Regions has established a leasing standard implementation team comprised of the Corporate Controller’s group, Corporate Real Estate and other business and finance management to plan and execute the adoption of the new leasing standard.  The implementation team has substantially completed the identification of Regions’ leases that will need to be measured and reported as a right-of-use asset and corresponding liability for future rental payments. The implementation team is currently working with a lease administration vendor to set up and test the accounting for the lease contracts on the lease administration system. Based on the December 31, 2016 lease portfolio, Regions has approximately $761 million of future lease obligations that would be measured and recognized when the new guidance is adopted (refer to Note 24 to the 2016 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016). While this amount represents a large majority of the leases that are within the scope of the new leasing standard, the implementation team will continue reviewing service contracts up through the effective date and may identify additional leases embedded in those arrangements that will be within the scope of the new standard. Between now and January 1, 2019, Regions will likely have changes to the lease portfolio as the Company continues to evaluate and execute branch and occupancy optimization initiatives. In addition to final determination of the lease portfolio at the effective date, the initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. Up through the date of adoption, the evaluation of the impact of the standard will be adjusted based on new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates. While there will be some changes to income statement classification, the implementation team does not expect the adoption of the standard to have a material impact to pre-tax income. Regions does not anticipate early adoption of the new standard.

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

While the CECL model does not apply to AFS debt securities, the ASU does require entities to record an allowance when recognizing credit losses for AFS securities, rather than reduce the amortized cost of the securities by direct write-offs.

The ASU should be adopted on a modified retrospective basis. Entities that have loans accounted for under ASC 310-30 at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.
January 1, 2020 Early adoption permitted beginning January 1, 2019.
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

Regions expects the guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the portfolio to accounting for losses over the remaining expected life of the portfolio. The guidance will also result in the establishment of an allowance for credit loss on held to maturity debt securities. The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2016, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2017 compared to the three months ended March 31, 2016 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2017 compared to December 31, 2016.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 5 through 7 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance brokerage, trust services, merger and acquisition advisory services and other specialty financing.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2017, Regions operated 1,523 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc., which is included in the Wealth Management segment.
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
FIRST QUARTER OVERVIEW
Regions reported net income available to common shareholders of $285 million, or $0.23 per diluted share, in the first quarter of 2017 compared to $257 million, or $0.20 per diluted share, in the first quarter of 2016. Net income available to common shareholders from continuing operations was $278 million, or $0.23 per diluted share, compared to $257 million, or $0.20 per diluted share, over these same periods. The primary driver of the increase in results from the prior year period was decreased provision for loan losses.

For the first quarter of 2017, net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $881 million, down $2 million compared to the first quarter of 2016. The net interest margin (taxable-equivalent basis) was 3.25 percent for the first quarter of 2017 and 3.19 percent in the first quarter of 2016. Net interest margin (taxable-equivalent basis) benefited from higher market interest rates, the impact of hedging strategies and higher investment securities balances, partially offset by lower average loan balances and higher funding costs.
The provision for loan losses totaled $70 million in the first quarter of 2017 compared to $113 million during the first quarter of 2016. The decrease is attributable to a reduction in loans outstanding and credit quality improvements in the energy portfolio. Given the current phase of the credit cycle, volatility in certain credit metrics is to be expected, especially related to large dollar commercial credits and fluctuating commodity prices.
Net charge-offs totaled $100 million, or an annualized 0.51 percent of average loans, in the first quarter of 2017, compared to $68 million, or an annualized 0.34 percent for the first quarter of 2016. The primary drivers of the increase were certain large-dollar loan charge-offs within the commercial portfolio. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at March 31, 2017, was 1.33 percent of total loans, net of unearned income, compared to 1.36 percent at December 31, 2016. Total non-performing assets were $1.1 billion at both March 31, 2017 and December 31, 2016.
Non-interest income from continuing operations was $510 million for the first quarter of 2017 compared to $506 million for the first quarter of 2016. This increase was primarily driven by increases in service charges on deposit accounts, card and ATM fees, and investment management and trust fee income, partially offset by decreases in bank-owned life insurance and net revenue from affordable housing. See Table 20 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $877 million in the first quarter of 2017, an $8 million increase from the first quarter of 2016. The increase was driven by higher market value adjustments on employee benefit assets included in salaries and employee benefits and higher professional, legal and regulatory expenses, partially offset by a decrease in branch consolidation, property and equipment charges. See Table 21 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended March 31, 2017 was $128 million compared to income tax expense of $113 million for the same period in 2016. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
2017 Expectations
Management expectations for 2017 are noted below:

•
Expectations for 2017 assume full year GDP growth of 2 to 2.5 percent and an interest rate scenario equal to the market forward interest rates as of March 28, 2017, which equates to an average Fed Funds rate of 1.06 percent and an average 10-year U.S. Treasury rate of 2.48 percent for 2017

•
Excluding the impact of a terminated third-party arrangement within the indirect-vehicle loan portfolio, full year average loans are expected to be flat to slightly down compared to the prior year; revised from the previous guidance of average loan growth in the low single digits; expect modest growth of average loans on a sequential linked-quarter basis throughout the rest of 2017.

•	Full year average deposit growth relatively stable compared to the prior year; revised from the previous guidance of average deposit growth in the low single digits

•
Net interest income and other financing income up 3 to 5 percent on a full year basis; change from the previous guidance of up 2 to 4 percent on a full year basis; the higher end of the range assumes the rate environment commensurate with March 28, 2017 holds and pressure on deposit costs remains relatively low; the lower end of the range assumes a relatively flat interest rate environment, or an environment where deposit costs are more reactive

•	Adjusted non-interest income (non-GAAP) growth of 1 to 3 percent on a full year basis; revised from the previous guidance of growth of 3 to 5 percent on a full year basis

•	Adjusted non-interest expenses (non-GAAP) flat to up 1 percent on a full year basis

•	Full year adjusted efficiency ratio (non-GAAP) of approximately 62 percent

•	Positive adjusted operating leverage (non-GAAP) of 2 to 4 percent on a full year basis

•	Full year effective tax rate expected in the 30 percent to 32 percent range

•	Full year net charge-offs of 35 to 50 basis points

The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-Q. For more information related to the Company's 2017 expectations, including additional guidance within the ranges disclosed above, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $1.1 billion from year-end 2016 to March 31, 2017. This decrease was due primarily to a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.
SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	March 31, 2017	December 31, 2016
	(In millions)
U.S. Treasury securities	$301	$303
Federal agency securities	29	35
Obligations of states and political subdivisions	1	1
Mortgage-backed securities:
Residential agency	18,632	18,571
Residential non-agency	4	4
Commercial agency	4,050	3,625
Commercial non-agency	808	1,129
Corporate and other debt securities	1,264	1,274
Equity securities	209	201
	$25,298	$25,143
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at March 31, 2017 increased slightly from year-end 2016. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $512 million at March 31, 2017, consisting primarily of $391 million of residential real estate mortgage loans, $110 million of commercial mortgage loans and $8 million of non-performing loans. At December 31, 2016, loans held for sale totaled $718 million, consisting of $505 million of residential real estate mortgage loans, $200 million of commercial mortgage loans, and $13 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties. The level of commercial mortgage loans held for sale also fluctuates depending on timing.

LOANS
Loans, net of unearned income, represented approximately 73% of Regions’ interest-earning assets at March 31, 2017. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2017	December 31, 2016
	(In millions, net of unearned income)
Commercial and industrial	$35,227	$35,012
Commercial real estate mortgage—owner-occupied	6,658	6,867
Commercial real estate construction—owner-occupied	357	334
Total commercial	42,242	42,213
Commercial investor real estate mortgage	4,277	4,087
Commercial investor real estate construction	2,205	2,387
Total investor real estate	6,482	6,474
Residential first mortgage	13,565	13,440
Home equity	10,533	10,687
Indirect—vehicles	3,828	4,040
Indirect—other consumer	957	920
Consumer credit card	1,151	1,196
Other consumer	1,111	1,125
Total consumer	31,145	31,408
	$79,869	$80,095
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2016 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $215 million since year-end 2016 driven primarily by new relationships in the government and institutional banking portfolio and an increase in line utilization in the real estate investment trust portfolio, which more than offset declines in energy balances. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $209 million from year-end 2016 as a result of continued softness in demand and increasing competition for middle market and small business loans. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	March 31, 2017
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$897	$430	$1,327
Agriculture	563	287	850
Educational services	1,958	358	2,316
Energy	2,013	1,986	3,999
Financial services (1)	3,351	3,194	6,545
Government and public sector	2,538	342	2,880
Healthcare	4,036	1,331	5,367
Information	1,073	840	1,913
Manufacturing (1)	4,225	3,626	7,851
Professional, scientific and technical services (1)	1,581	1,091	2,672
Real estate (1)	6,636	5,450	12,086
Religious, leisure, personal and non-profit services	1,938	498	2,436
Restaurant, accommodation and lodging	2,400	593	2,993
Retail trade	2,796	2,220	5,016
Transportation and warehousing (1)	2,064	1,078	3,142
Utilities	1,183	2,076	3,259
Wholesale goods (1)	2,951	2,075	5,026
Other (1)	39	2,251	2,290
Total commercial	$42,242	$29,726	$71,968

	December 31, 2016 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$899	$481	$1,380
Agriculture	612	241	853
Educational services	1,929	307	2,236
Energy	2,097	1,968	4,065
Financial services (3)	3,473	3,228	6,701
Government and public sector	2,485	246	2,731
Healthcare	4,178	1,483	5,661
Information	1,111	817	1,928
Manufacturing (3)	4,101	4,024	8,125
Professional, scientific and technical services (3)	1,701	1,052	2,753
Real estate (3)	6,513	5,445	11,958
Religious, leisure, personal and non-profit services	1,934	495	2,429
Restaurant, accommodation and lodging	2,436	650	3,086
Retail trade	2,570	2,339	4,909
Transportation and warehousing (3)	2,196	1,005	3,201
Utilities	1,147	2,008	3,155
Wholesale goods (3)	2,795	2,396	5,191
Other	36	1,162	1,198
Total commercial	$42,213	$29,347	$71,560

________

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of March 31, 2017, total indirect energy-related loans were approximately $514 million, with approximately $485 million included in commercial loans and $29 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $399 million as of March 31, 2017.

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

Regions continues to monitor the impacts of low oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at March 31, 2017 amounted to approximately $2.0 billion, consisting of loans such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $514 million at March 31, 2017. The entire energy-related portfolio, combining direct and indirect loans, was approximately $2.5 billion or 3 percent of total loans at March 31, 2017. Regions also has $119 million of energy-related operating leases. Regions evaluates the current value of these operating lease assets and tests for impairment when indicators of impairment are present. Economic trends such as volatility in commodity prices and collateral valuations, as well as circumstances related to individually large operating lease assets could result in impairment. If an impairment loss is deemed necessary on operating lease assets, the impairment is recorded through other non-interest income.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $8 million in comparison to 2016 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $125 million increase in comparison to 2016 year-end balances. Approximately $646 million in new loan originations were retained on the balance sheet through the first three months of 2017.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.5 billion at March 31, 2017 as compared to $10.7 billion at December 31, 2016. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2017. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2017	$5	0.07%	$13	0.18%	$18
2018	10	0.15	17	0.24	27
2019	73	1.04	65	0.93	138
2020	150	2.14	118	1.68	268
2021	178	2.53	154	2.20	332
2022-2026	1,615	23.01	1,687	24.06	3,302
2027-2031	1,545	22.02	1,385	19.74	2,930
Thereafter	—	—	1	0.01	1
Total	$3,576	50.96%	$3,440	49.04%	$7,016
Of the $10.5 billion home equity portfolio at March 31, 2017, approximately $7.0 billion were home equity lines of credit and $3.5 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment period. Prior to May 2009, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of March 31, 2017, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Other Consumer Credit Quality Data
The Company calculates an estimate of the current value of property secured as collateral for both residential first mortgage and home equity lending products (“current LTV”). The estimate is based on home price indices compiled by a third party. The third party data indicates trends for MSAs. Regions uses the third party valuation trends from the MSAs in the Company's footprint in its estimate. The trend data is applied to the loan portfolios, taking into account the age of the most recent valuation and geographic area.
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances were 1 percent in the residential first mortgage portfolio and 3 percent in the home equity portfolio at both March 31, 2017 and December 31, 2016.
Table 5—Estimated Current Loan to Value Ranges

	March 31, 2017			December 31, 2016
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$139	$72	$208	$139	$82	$235
80% - 100%	1,672	360	649	1,675	371	677
Below 80%	11,210	6,238	2,760	11,090	6,248	2,814
Data not available	544	94	152	536	99	161
	$13,565	$6,764	$3,769	$13,440	$6,800	$3,887

Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $212 million from year-end 2016, primarily because Regions terminated a third-party purchase arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease during 2017.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $37 million from year-end 2016 primarily due to continued growth in point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $45 million from year-end 2016.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $14 million from year-end 2016.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans. Residential first mortgage FICO scores are also refreshed quarterly. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both March 31, 2017 and December 31, 2016.
Table 6—Estimated Current FICO Score Ranges

	March 31, 2017
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$814	$298	$202	$412	$28	$80	$84
620-680	909	535	346	482	104	205	151
681-720	1,370	830	478	513	162	265	218
Above 720	9,720	4,966	2,682	2,323	479	592	601
Data not available	752	135	61	98	184	9	57
	$13,565	$6,764	$3,769	$3,828	$957	$1,151	$1,111

	December 31, 2016
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$807	$301	$204	$427	$19	$71	$82
620-680	920	529	355	527	94	206	162
681-720	1,400	834	489	559	141	271	222
Above 720	9,578	4,988	2,775	2,402	382	647	597
Data not available	735	148	64	125	284	1	62
	$13,440	$6,800	$3,887	$4,040	$920	$1,196	$1,125

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (“allowance”) consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Discussion of the methodology used to calculate the allowance is included in Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $1.1 billion at both March 31, 2017 and December 31, 2016. The allowance for loan losses as a percentage of net loans decreased from 1.36 percent at December 31, 2016 to 1.33 percent at March 31, 2017. The decrease in the percentage is primarily attributable to decreased allowance associated with commercial charge-offs and continued improvement in the energy portfolio. Total allowance for loan losses for the direct energy portfolio was approximately 6 percent of direct energy balances at March 31, 2017 compared to approximately 7 percent at year-end 2016.
The provision for loan losses decreased for the first three months of 2017 as compared to the same period in 2016. During the first three months of 2017, the provision for loan losses was less than net charge-offs by approximately $30 million. Net charge-offs for the first three months of 2017 were approximately $32 million higher as compared to the same period in 2016. Three large-dollar commercial loans within the energy, healthcare and education sectors were charged-off during the first quarter of 2017 totaling approximately $39 million.

Although elevated charge-offs were experienced during the first quarter of 2017 associated with larger dollar commercial credits, management expects that net loan charge-offs will be in the 0.35 percent to 0.50 percent range for the 2017 year. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility during the remainder of 2017. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 7 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 7—Allowance for Credit Losses

	Three Months Ended March 31
	2017	2016
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,091	$1,106
Loans charged-off:
Commercial and industrial	47	23
Commercial real estate mortgage—owner-occupied	11	5
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	1	—
Commercial investor real estate construction	—	—
Residential first mortgage	3	4
Home equity	9	20
Indirect—vehicles	15	13
Indirect—other consumer	6	3
Consumer credit card	13	10
Other consumer	19	17
	124	96
Recoveries of loans previously charged-off:
Commercial and industrial	5	5
Commercial real estate mortgage—owner-occupied	1	2
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	2	3
Commercial investor real estate construction	—	1
Residential first mortgage	1	1
Home equity	5	6
Indirect—vehicles	5	5
Indirect—other consumer	—	—
Consumer credit card	1	1
Other consumer	4	4
	24	28
Net charge-offs:
Commercial and industrial	42	18
Commercial real estate mortgage—owner-occupied	10	3
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	(1)	(3)
Commercial investor real estate construction	—	(1)
Residential first mortgage	2	3
Home equity	4	14
Indirect—vehicles	10	8
Indirect—other consumer	6	3
Consumer credit card	12	9
Other consumer	15	13
	100	68
Provision for loan losses	70	113
Allowance for loan losses at March 31	$1,061	$1,151
Reserve for unfunded credit commitments at beginning of year	$69	$52
Provision (credit) for unfunded credit losses	1	1
Reserve for unfunded credit commitments at March 31	$70	$53
Allowance for credit losses at March 31	$1,131	$1,204
Loans, net of unearned income, outstanding at end of period	$79,869	$81,606
Average loans, net of unearned income, outstanding for the period	$80,178	$81,510
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.33%	1.41%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.06x	1.16x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.51%	0.34%

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
Table 8—Troubled Debt Restructurings

	March 31, 2017		December 31, 2016
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$253	$42	$241	$38
Investor real estate	109	12	90	8
Residential first mortgage	385	44	380	46
Home equity	277	5	286	5
Indirect—vehicles	—	—	1	—
Consumer credit card	2	—	2	—
Other consumer	10	—	10	—
	1,036	103	1,010	97
Non-accrual status or 90 days past due and still accruing:
Commercial	238	46	279	65
Investor real estate	4	1	5	2
Residential first mortgage	71	8	74	9
Home equity	15	—	17	—
	328	55	375	76
Total TDRs - Loans	$1,364	$158	$1,385	$173

TDRs - Held For Sale	7	—	3	—
Total TDRs	$1,371	$158	$1,388	$173
_________
Note: All loans listed in the table above are considered impaired under applicable accounting literature.
The following table provides an analysis of the changes in commercial and investor real estate TDRs. TDRs with subsequent restructurings that meet the definition of a TDR are only reported as TDR inflows in the period they were first modified. Other than resolutions such as charge-offs, foreclosures, payments, sales and transfers to held for sale, Regions may remove loans from TDR classification if the following conditions are met: the borrower's financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, the loan has not been restructured as an "A" note/"B" note, the loan has been reported as a TDR over one fiscal year-end and the loan is subsequently refinanced or restructured at market terms such that it qualifies as a new loan.
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$520	$95	$281	$179
Inflows	81	34	66	9
Outflows
Charge-offs	(9)	(1)	(8)	—
Foreclosure	(1)	—	—	—
Payments, sales and other (1)	(100)	(15)	(44)	(42)
Balance, end of period	$491	$113	$295	$146
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $4 million of commercial loans and none of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the three months ended March 31, 2017. During the three months ended March 31, 2016, $11 million of commercial loans and $5 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	March 31, 2017	December 31, 2016
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$666	$623
Commercial real estate mortgage—owner-occupied	186	210
Commercial real estate construction—owner-occupied	4	3
Total commercial	856	836
Commercial investor real estate mortgage	17	17
Commercial investor real estate construction	—	—
Total investor real estate	17	17
Residential first mortgage	50	50
Home equity	81	92
Total consumer	131	142
Total non-performing loans, excluding loans held for sale	1,004	995
Non-performing loans held for sale	8	13
Total non-performing loans(1)	1,012	1,008
Foreclosed properties	81	90
Total non-performing assets(1)	$1,093	$1,098
Accruing loans 90 days past due:
Commercial and industrial	$5	$6
Commercial real estate mortgage—owner-occupied	5	2
Total commercial	10	8
Residential first mortgage(2)	95	99
Home equity	32	33
Indirect—vehicles	8	10
Consumer credit card	15	15
Other consumer	4	5
Total consumer	154	162
	$164	$170
Restructured loans not included in the categories above	$1,036	$1,010
Non-performing loans(1) to loans and non-performing loans held for sale	1.27%	1.26%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.37%	1.37%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $100 million at March 31, 2017 and $113 million at December 31, 2016.

Non-performing loans at March 31, 2017 are comparable to year-end levels. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2017.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $164 million at March 31, 2017, a decrease from $170 million at December 31, 2016.
At March 31, 2017, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.

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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$836	$17	$142	$995
Additions	186	5	—	191
Net payments/other activity	(90)	(2)	(11)	(103)
Return to accrual	(15)	(1)	—	(16)
Charge-offs on non-accrual loans(2)	(56)	(1)	—	(57)
Transfers to held for sale(3)	(4)	(1)	—	(5)
Transfers to foreclosed properties	(1)	—	—	(1)
Sales	—	—	—	—
Balance at end of period	$856	$17	$131	$1,004

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$595	$31	$156	$782
Additions	320	3	—	323
Net payments/other activity	(56)	(4)	(3)	(63)
Return to accrual	(10)	(1)	—	(11)
Charge-offs on non-accrual loans(2)	(28)	—	—	(28)
Transfers to held for sale(3)	(8)	—	—	(8)
Transfers to foreclosed properties	(1)	—	—	(1)
Sales	—	(1)	—	(1)
Balance at end of period	$812	$28	$153	$993
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $2 million and $4 million recorded upon transfer for the three months ended March 31, 2017 and 2016, respectively.

GOODWILL
Goodwill totaled $4.9 billion at both March 31, 2017 and December 31, 2016 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2016 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the first quarter of 2017 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2017 interim period.
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
The following table summarizes deposits by category:
Table 12—Deposits

	March 31, 2017	December 31, 2016
	(In millions)
Non-interest-bearing demand	$37,022	$36,046
Savings	8,367	7,840
Interest-bearing transaction	19,668	20,259
Money market—domestic	27,207	27,293
Money market—foreign	96	186
Low-cost deposits	92,360	91,624
Time deposits	7,064	7,183
Customer deposits	99,424	98,807
Corporate treasury time deposits	—	228
	$99,424	$99,035
Total deposits at March 31, 2017 increased approximately $389 million compared to year-end 2016 levels. The increase was driven by growth in non-interest-bearing demand and savings accounts. These increases were partially offset by a continued decline in interest-bearing transaction accounts as a result of certain trust customer deposits, which require collateralization by securities, continuing to shift out of deposits and into other fee income-producing customer investments. Customer time deposits declined by $119 million due to maturities with minimal reinvestment by customers as a result of continued customer preference for more liquid deposit products as rates remain low. Also, corporate treasury time deposits declined to zero as a result of the lack of loan demand decreasing the need for wholesale deposit funding alternatives.

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	March 31, 2017	December 31, 2016
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$100	$100
3.20% senior notes due February 2021	1,102	1,102
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	159	159
7.375% subordinated notes due December 2037	297	297
Valuation adjustments on hedged long-term debt	(32)	(30)
	1,726	1,728
Regions Bank:
Federal Home Loan Bank advances	2,504	4,254
2.25% senior notes due September 2018	748	748
7.50% subordinated notes due May 2018	499	499
6.45% subordinated notes due June 2037	495	495
3.80% affiliate subordinated notes due February 2025	150	150
Other long-term debt	40	40
Valuation adjustments on hedged long-term debt	(2)	(1)
	4,434	6,185
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	(150)
Total consolidated	$6,010	$7,763
Long-term borrowings decreased approximately $1.8 billion since year-end 2016. The decrease was the result of a $1.8 billion decrease in the FHLB advances.
Long-term FHLB advances have a weighted-average interest rate of 1.0 percent at March 31, 2017 and 0.8 percent at December 31, 2016 with remaining maturities ranging from less than one year to fourteen years and a weighted-average of 0.4 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $16.7 billion for both March 31, 2017 and December 31, 2016. During the first quarter of 2017, net income increased stockholders’ equity by $301 million, while cash dividends on common stock reduced stockholders' equity by $78 million and cash dividends on preferred stock reduced stockholder's equity by $16 million. Changes in accumulated other comprehensive income decreased stockholders' equity by $15 million, primarily due to the net change in unrealized gains (losses) on derivative instruments. Common stock repurchased during the first quarter of 2017 reduced stockholders' equity by $150 million. These shares were immediately retired and therefore are not included in treasury stock.
On June 29, 2016, Regions received no objection from the Federal Reserve to its 2016 capital plan that was submitted as part of the CCAR process. In addition to continuing the $0.065 quarterly common stock dividend, actions that Regions may undertake as outlined in its capital plan include the repurchase of up to $640 million in common shares. The capital plan also provides the potential for a dividend increase beginning in the second quarter of 2017.
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increases the total amount authorized under the plan to $760 million. As of March 31, 2017, Regions had repurchased approximately 56.7 million shares of common stock at a total cost of approximately $635 million under this plan. The Company continued to repurchase shares under this plan in the second quarter of 2017, and as of May 4, 2017, Regions had additional repurchases of approximately 9.1 million shares of common stock at a total cost of approximately $125 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Regions’ Board declared a cash dividend for the first quarter of 2017 of $0.065 per common share compared to $0.06 per common share for the first quarter of 2016. The Board also declared $16 million in cash dividends on preferred stock for both the first quarter of 2017 and 2016.
On April 20, 2017, Regions' Board approved an increase of the quarterly common stock dividend to $0.07 per share.

See Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for additional information.
REGULATORY REQUIREMENTS
CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by federal and state banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions.
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
Additionally, the Basel III Rules introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios. The Basel III Rules also prescribe an expanded standardized approach for risk weightings of assets to derive the capital ratios. Additional discussion of the Basel III Rules and their applicability to Regions is included in Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, as well as related discussion in Management's Discussion and Analysis.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	March 31, 2017 Ratio (2)	December 31, 2016 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	11.33%	11.21%	4.50%	N/A
Regions Bank	12.32	12.14	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	12.13%	11.98%	6.00%	6.00%
Regions Bank	12.32	12.14	6.00	8.00
Total capital:
Regions Financial Corporation	14.26%	14.15%	8.00%	10.00%
Regions Bank	14.17	14.00	8.00	10.00
Leverage capital:
Regions Financial Corporation	10.22%	10.20%	4.00%	N/A
Regions Bank	10.39	10.34	4.00	5.00%
________

(1)	The 2017 and 2016 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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

At March 31, 2017, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2017 and December 31, 2016.
Table 15—Credit Ratings

As of March 31, 2017
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa2	BBB	BBBH
Subordinated debt	BBB-	Baa2	BBB-	BBB
Regions Bank
Short-term	A-2	P-1	F2	R-1L
Long-term bank deposits	N/A	A2	BBB+	AL
Long-term rating	BBB+	A2	BBB	N/A
Senior unsecured debt	BBB+	Baa2	BBB	AL
Subordinated debt	BBB	Baa2	BBB-	BBBH
Outlook	Positive	Stable	Positive	Stable

As of December 31, 2016
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa2	BBB	BBBH
Subordinated debt	BBB-	Baa2	BBB-	BBB
Regions Bank
Short-term	A-2	P-1	F2	R-1L
Long-term bank deposits	N/A	A2	BBB+	AL
Long-term rating	BBB+	A2	BBB	N/A
Senior unsecured debt	BBB+	Baa2	BBB	AL
Subordinated debt	BBB	Baa2	BBB-	BBBH
Outlook	Stable	Stable	Positive	Stable
_______
N/A - Not applicable.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted allowance for loan losses to non-performing loans, excluding loans held for sale ratio,” “adjusted efficiency ratio,” “adjusted fee income ratio,” “return on average tangible common stockholders’ equity,” average and end of period “tangible common stockholders’ equity,” and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

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
Table 16—GAAP to Non-GAAP Reconciliation

		March 31, 2017	December 31, 2016
		(Dollars in millions)
ADJUSTED NON-ACCRUAL LOANS AND SELECTED RATIOS
Allowance for loan losses (GAAP)	A	$1,061	1,091
Less: Direct energy portion		123	147
Adjusted allowance for loan losses (non-GAAP)	B	$938	944
Total non-accrual loans (GAAP)	C	$1,004	995
Less: Direct energy non-accrual loans		310	311
Adjusted total non-accrual loans (non-GAAP)	D	$694	684
Allowance for loan losses to non-performing loans, excluding loans held for sale (GAAP)	A/C	1.06x	1.10x
Adjusted allowance for loan losses to non-performing loans, excluding loans held for sale (GAAP)	B/D	1.35x	1.38x

		Three Months Ended March 31
		2017	2016
		(Dollars in millions)
INCOME
Net income (GAAP)		$301	$273
Preferred dividends (GAAP)		(16)	(16)
Net income available to common shareholders (GAAP)	E	$285	$257
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense from continuing operations (GAAP)	F	$877	$869
Significant items:
Branch consolidation, property and equipment charges		(1)	(14)
Salary and employee benefits—severance charges		(4)	(12)
Adjusted non-interest expense (non-GAAP)	G	$872	$843
Net interest income and other financing income (GAAP)		$859	$862
Taxable-equivalent adjustment		22	21
Net interest income and other financing income from continuing operations, taxable-equivalent basis	H	881	883
Non-interest income from continuing operations (GAAP)	I	510	506
Significant items:
Securities losses, net		—	5
Insurance proceeds (1)		—	(3)
Adjusted non-interest income (non-GAAP)	J	$510	$508
Total revenue, taxable-equivalent basis	H+I=K	$1,391	$1,389
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	H+J=L	$1,391	$1,391
Efficiency ratio (GAAP)	F/K	63.06%	62.55%
Adjusted efficiency ratio (non-GAAP)	G/L	62.75%	60.63%
Fee income ratio (GAAP)	I/K	36.67%	36.44%
Adjusted fee income ratio (non-GAAP)	J/L	36.65%	36.54%

		Three Months Ended March 31
		2017	2016
		(Dollars in millions)
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,650	$17,086
Less: Average intangible assets (GAAP)		5,119	5,131
Average deferred tax liability related to intangibles (GAAP)		(156)	(165)
Average preferred stock (GAAP)		820	820
Average tangible common stockholders’ equity (non-GAAP)	M	$10,867	$11,300
Return on average tangible common stockholders’ equity (non-GAAP) (2)	E/M	10.63%	9.16%

		March 31, 2017	December 31, 2016
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS-CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,722	$16,664
Less: Ending intangible assets (GAAP)		5,113	5,125
Ending deferred tax liability related to intangibles (GAAP)		(156)	(155)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	N	$10,945	$10,874
Ending total assets (GAAP)		$124,545	$125,968
Less: Ending intangible assets (GAAP)		5,113	5,125
Ending deferred tax liability related to intangibles (GAAP)		(156)	(155)
Ending tangible assets (non-GAAP)	O	$119,588	$120,998
End of period shares outstanding	P	1,205	1,215
Tangible common stockholders’ equity to tangible assets (non-GAAP)	N/O	9.15%	8.99%
Tangible common book value per share (non-GAAP)	N/P	$9.08	$8.95
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (3)
Stockholders’ equity (GAAP)		$16,722	$16,664
Non-qualifying goodwill and intangibles		(4,943)	(4,955)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		510	489
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	Q	$11,469	$11,378
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (4)	R	$102,199	$102,975
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	Q/R	11.22%	11.05%
_________

(1)	Insurance proceeds recognized in 2016 are related to the settlement of the previously disclosed 2010 class-action lawsuit.

(2)	Income statement amounts have been annualized in calculation.

(3)	Current quarter amounts and the resulting ratio are estimated.

(4)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis from Continuing Operations

	Three Months Ended March 31
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	—%	$11	$—	—%
Trading account securities	124	2	6.28	132	3	10.20
Securities:
Taxable	25,069	148	2.40	24,618	147	2.39
Tax-exempt	1	—	—	1	—	—
Loans held for sale	541	4	2.99	362	3	3.30
Loans, net of unearned income (1)(2)	80,178	795	3.98	81,510	789	3.87
Investment in operating leases, net	679	5	3.24	825	5	2.71
Other earning assets	3,447	12	1.37	4,046	10	0.98
Total earning assets	110,040	966	3.53	111,505	957	3.43
Allowance for loan losses	(1,092)			(1,108)
Cash and due from banks	1,899			1,710
Other non-earning assets	13,963			13,853
	$124,810			$125,960
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,050	3	0.17	$7,491	3	0.16
Interest-bearing checking	19,915	8	0.15	21,244	5	0.10
Money market	27,226	9	0.14	26,821	7	0.10
Time deposits	7,148	15	0.83	7,368	12	0.67
Total interest-bearing deposits (3)	62,339	35	0.22	62,924	27	0.18
Other short-term borrowings	289	—	—	8	—	—
Long-term borrowings	7,462	50	2.68	8,806	47	2.13
Total interest-bearing liabilities	70,090	85	0.49	71,738	74	0.42
Non-interest-bearing deposits (3)	35,628	—	—	34,826	—	—
Total funding sources	105,718	85	0.32	106,564	74	0.28
Net interest spread			3.04			3.01
Other liabilities	2,443			2,310
Stockholders’ equity	16,649			17,086
	$124,810			$125,960
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (4)		$881	3.25%		$883	3.19%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $5 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.14% and 0.11% for the three months ended March 31, 2017 and 2016, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2017, net interest income and other financing income (taxable-equivalent basis) totaled $881 million compared to $883 million in the first quarter of 2016. The net interest margin (taxable-equivalent basis) was 3.25 percent for the first quarter of 2017 and 3.19 percent for the first quarter of 2016. The increase in net interest margin (taxable-equivalent basis) for the first quarter of 2017, compared to the same period of 2016, was primarily due to higher market interest rates, the impact of hedging strategies, and higher investment securities balances, partially offset by lower average loan balances. In addition, one fewer day in the quarter resulted in a decrease to net interest income and other financing income of approximately $5 million, but benefited net interest margin by approximately 1 basis point.

Management expects to increase net interest income and other financing income in the range of 3 to 5 percent on a full year basis. The higher end of the range assumes the rate environment commensurate with March 28, 2017 holds and pressure on deposit costs remains relatively low. The lower end of the range assumes a relatively flat interest rate environment, or an environment where deposit costs are more reactive.

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
Exposure to Interest Rate Movements—As of March 31, 2017, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending March 2018. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have not resulted in a meaningful increase in deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
With respect to sensitivity to long-term interest rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $94 million if longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if longer-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $54 million. Recent increases in long-term rates, which were sustained through the first quarter, reduced the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization. While the benefit of lower premium amortization will persist, to the extent that interest rates do not materially decline, incremental improvements will be smaller than observed through the recent market rate increase. Estimates may vary to the extent that long-term yield curve basis relationships change. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities. Additionally, the scenarios are inclusive of hedging transaction strategies that were executed subsequent to March 31, 2017. Specifically, Regions terminated interest rate swaps in cash flow hedging relationships with a total notional value of approximately $1.75 billion.
Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2017
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$226
+ 100 basis points	130
- 50 basis points	(70)

Instantaneous Change in Interest Rates
+ 200 basis points	$237
+ 100 basis points	160
- 50 basis points	(113)
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $58 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 18. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $28 million.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2017
		Estimated Fair Value		Weighted-Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$1,850	$—	$33	2.9	1.2%	1.1%
Receive variable/pay fixed	329	6	10	11.0	1.0	2.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	10,000	15	281	5.0	1.4	0.9
Total derivatives designated as hedging instruments	$12,179	$21	$324	4.8	1.4%	1.0%

Subsequent to March 31, 2017, the Company terminated interest rate swaps in cash flow hedging relationships with a total notional value of approximately $1.75 billion.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The majority of interest rate derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2016 contains more information on the management of credit risk.
Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Other derivative instruments with similar characteristics are used to hedge market risk and minimize volatility associated with this portfolio. Instruments used to service customers are held in the trading account, with changes in value recorded in the consolidated statements of income.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2017, Regions had approximately $2.6 billion in cash on deposit with the Federal Reserve, a decrease from approximately $3.6 billion at December 31, 2016.
Regions’ borrowing availability with the FRB as of March 31, 2017, based on assets pledged as collateral on that date, was $16.1 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2017, Regions’ outstanding balance of FHLB borrowings was $2.5 billion and its total borrowing capacity from the FHLB totaled $15.0 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Regions may also issue bank notes from time to time, either as part of a bank note program or as stand-alone issuances. Refer to Note 13 "Long-Term Borrowings" to the consolidated financial statements in the 2016 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risk characteristics of each loan type.
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
Even if Regions successfully prevents data breaches to its own network, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain components of its business infrastructure, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance may also increase information security risk.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $70 million in the first quarter of 2017 compared to $113 million during the first quarter of 2016. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.

NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2017 vs. 3/31/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$168	$159	$9	5.7%
Card and ATM fees	104	95	9	9.5%
Investment management and trust fee income	56	50	6	12.0%
Mortgage income	41	38	3	7.9%
Capital markets fee income and other	32	41	(9)	(22.0)%
Insurance commissions and fees	37	40	(3)	(7.5)%
Bank-owned life insurance	19	33	(14)	(42.4)%
Commercial credit fee income	18	19	(1)	(5.3)%
Investment services fee income	16	16	—	—%
Insurance proceeds	—	3	(3)	(100.0)%
Net revenue from affordable housing	—	11	(11)	(100.0)%
Securities gains (losses), net	—	(5)	5	(100.0)%
Market value adjustments on employee benefit assets	5	(12)	17	(141.7)%
Other miscellaneous income	14	18	(4)	(22.2)%
	$510	$506	$4	0.8%

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increase during the first quarter of 2017 compared to the same period of 2016 was primarily due to checking account growth and increases in non-sufficient fund fees.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in the first quarter of 2017 compared to the same period of 2016 was primarily the result of a continued increase in transactions driven in part by the continued migration from cash and checks to cards. Additionally, active credit card growth generated greater purchase activity resulting in higher interchange income.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. The increase in the first quarter of 2017 compared to the same period of 2016 was primarily the result of increases in assets under administration.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The decrease in the first quarter of 2017 compared to the same period in 2016 was primarily due to a reduction in income from mergers and acquisitions advisory fees and fees generated from the placement of permanent financing for real estate customers. The decrease was partially offset by an increase in fees obtained from debt underwriting activities.
Bank-owned life insurance—Bank-owned life insurance decreased in the first quarter of 2017 compared to the same period in 2016 primarily due to reduced claims benefits and a gain on exchange of policies that was recognized in the first quarter of 2016.
Net revenue from affordable housing—Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. The decrease in revenue for the first quarter of 2017 compared to the same period in 2016 reflects gains on sales of investments recognized in the prior year that were not repeated.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. The increase in securities gains (losses), net for the first quarter of 2017 compared to the same period in 2016 was the result of losses incurred in the first quarter of 2016, as the Company sold energy-related corporate bonds in an effort to mitigate the risk of future downgrades.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets increased in the first quarter of 2017 compared to the same period of 2016 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and employee benefits expense.

NON-INTEREST EXPENSE

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2017 vs. 3/31/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$478	$475	$3	0.6%
Net occupancy expense	85	86	(1)	(1.2)%
Furniture and equipment expense	80	78	2	2.6%
Outside services	40	36	4	11.1%
Marketing	24	25	(1)	(4.0)%
FDIC insurance assessments	27	25	2	8.0%
Professional, legal and regulatory expenses	22	13	9	69.2%
Branch consolidation, property and equipment charges	1	14	(13)	(92.9)%
Credit/checkcard expenses	14	13	1	7.7%
Provision (credit) for unfunded credit losses	1	1	—	—%
Visa class B shares expense	3	2	1	50.0%
Other miscellaneous expenses	102	101	1	1.0%
	$877	$869	$8	0.9%

Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased for the first quarter of 2017 compared to the same period in 2016. The primary driver of the increase was expenses associated with liabilities that are impacted by higher market value adjustments on employee benefit assets. This increase was offset by declines in production-based incentive costs, severance charges and staffing levels. Full-time equivalent headcount decreased from 22,855 at March 31, 2016 to 22,150 at March 31, 2017 reflecting the impact of the Company's efficiency initiatives implemented as part of its three-year strategic plan.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the first quarter of 2017 compared to the same period of 2016 due to increased servicing costs related to point of sale lending through third parties.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during the first quarter of 2017 compared to the same period in 2016 due to a legal recovery of $7 million in the first quarter of 2016.
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
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended March 31, 2017 was $128 million compared to income tax expense of $113 million for the same period in 2016, resulting in effective tax rates of 30.4 percent and 29.3 percent, respectively. The effective tax rate is higher for the three months ended March 31, 2017 due principally to discrete benefits in the prior comparable period.
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
At March 31, 2017, the Company reported a net deferred tax asset of $262 million compared to a net deferred tax asset of $308 million at December 31, 2016. The change is due principally to a decrease in the deferred tax asset related to employee benefits and a reduction in the allowance for loan losses.

Regions adopted new accounting guidance related to accounting for share-based payments effective January 1, 2017. The guidance eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in income tax expense or benefit when the awards vest or are settled. As a result of adoption, expiring stock options will result in an incremental increase to income tax expense of approximately $5 million in the second quarter of 2017 and the first quarter of 2018. However, the increase in the second quarter of 2017 will be offset by income tax benefits from the vesting of restricted and performance stock awards occurring in that quarter. The vesting of restricted and performance stock awards, which will occur in the second quarter of 2018, may mitigate the impact of the first quarter 2018 stock option expirations depending on Regions’ stock price when vested. See Note 15 "Recent Accounting Pronouncements" for additional information.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three months ended March 31, 2017 income from discontinued operations was primarily the result of recoveries of legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 78 through 81 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2017, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2017, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2017	3,666,742	$14.43	3,666,742	$222,236,397
February 1-28, 2017	6,529,344	$14.81	6,529,344	$125,414,214
March 1-31, 2017	—	$—	—	$125,414,214
Total 1st Quarter	10,196,086	$14.68	10,196,086	$125,414,214
On July 14, 2016, Regions' Board authorized a new $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increased the total amount authorized under the plan to $760 million. As of March 31, 2017, Regions repurchased approximately 56.7 million shares of common stock at a total cost of approximately $635 million under this plan. The Company continued to repurchase shares under this plan in the second quarter of 2017, and as of May 4, 2017, Regions had additional repurchases of approximately 9.1 million shares of common stock at a total cost of approximately $125 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on February 12, 2015.

10.1	Amendment Number One to the Regions Financial Corporation 2015 Long-Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2017	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)