Form 10-Q
period 2017-06-30
REGIONS FINANCIAL CORP
filed 2017-08-04
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,195,080,193 shares of common stock, par value $.01, outstanding as of August 2, 2017.

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

•
Our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information; disruption or damage to our systems; increased costs; losses; or adverse effects to our reputation.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(In millions, except share data)
Assets
Cash and due from banks	$1,873	$1,853
Interest-bearing deposits in other banks	2,258	3,583
Federal funds sold and securities purchased under agreements to resell	—	15
Trading account securities	178	124
Securities held to maturity (estimated fair value of $1,770 and $1,369, respectively)	1,754	1,362
Securities available for sale	23,608	23,781
Loans held for sale (includes $379 and $447 measured at fair value, respectively)	573	718
Loans, net of unearned income	80,127	80,095
Allowance for loan losses	(1,041)	(1,091)
Net loans	79,086	79,004
Other earning assets	1,537	1,644
Premises and equipment, net	2,060	2,096
Interest receivable	313	319
Goodwill	4,904	4,904
Residential mortgage servicing rights at fair value	346	324
Other identifiable intangible assets	198	221
Other assets	5,955	6,020
Total assets	$124,643	$125,968
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$37,119	$36,046
Interest-bearing	60,974	62,989
Total deposits	98,093	99,035
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	600	—
Total short-term borrowings	600	—
Long-term borrowings	6,765	7,763
Total borrowed funds	7,365	7,763
Other liabilities	2,292	2,506
Total liabilities	107,750	109,304
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,240,526,496 and 1,255,839,866 shares, respectively	12	13
Additional paid-in capital	16,828	17,092
Retained earnings	1,089	666
Treasury stock, at cost—41,259,320 and 41,259,319 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(479)	(550)
Total stockholders’ equity	16,893	16,664
Total liabilities and stockholders’ equity	$124,643	$125,968

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$801	$762	$1,574	$1,530
Securities - taxable	151	145	299	292
Loans held for sale	4	4	8	7
Trading account securities	—	1	2	4
Other earning assets	9	8	21	18
Operating lease assets	24	32	51	64
Total interest income, including other financing income	989	952	1,955	1,915
Interest expense on:
Deposits	37	28	72	55
Short-term borrowings	2	—	2	—
Long-term borrowings	50	50	100	97
Total interest expense	89	78	174	152
Depreciation expense on operating lease assets	18	26	40	53
Total interest expense and depreciation expense on operating lease assets	107	104	214	205
Net interest income and other financing income	882	848	1,741	1,710
Provision for loan losses	48	72	118	185
Net interest income and other financing income after provision for loan losses	834	776	1,623	1,525
Non-interest income:
Service charges on deposit accounts	169	166	337	325
Card and ATM fees	104	99	208	194
Investment management and trust fee income	57	52	113	102
Mortgage income	40	46	81	84
Securities gains (losses), net	1	6	1	1
Other	154	157	295	326
Total non-interest income	525	526	1,035	1,032
Non-interest expense:
Salaries and employee benefits	497	480	975	955
Net occupancy expense	86	86	171	172
Furniture and equipment expense	85	79	165	157
Other	241	270	475	500
Total non-interest expense	909	915	1,786	1,784
Income from continuing operations before income taxes	450	387	872	773
Income tax expense	133	115	261	228
Income from continuing operations	317	272	611	545
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1)	5	10	5
Income tax expense (benefit)	—	2	4	2
Income (loss) from discontinued operations, net of tax	(1)	3	6	3
Net income	$316	$275	$617	$548
Net income from continuing operations available to common shareholders	$301	$256	$579	$513
Net income available to common shareholders	$300	$259	$585	$516
Weighted-average number of shares outstanding:
Basic	1,202	1,265	1,205	1,275
Diluted	1,212	1,268	1,218	1,279
Earnings per common share from continuing operations:
Basic	$0.25	$0.20	$0.48	$0.40
Diluted	0.25	0.20	0.48	0.40
Earnings per common share:
Basic	$0.25	$0.20	$0.49	$0.40
Diluted	0.25	0.20	0.48	0.40
Cash dividends declared per common share	0.07	0.065	0.135	0.125
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2017	2016
	(In millions)
Net income	$316	$275
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($3) tax effect, respectively)	(1)	(5)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	5
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $30 and $62 tax effect, respectively)	51	103
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $2 tax effect, respectively)	1	4
Net change in unrealized gains (losses) on securities available for sale, net of tax	50	99
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $21 and $51 tax effect, respectively)	37	84
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $8 and $13 tax effect, respectively)	14	22
Net change in unrealized gains (losses) on derivative instruments, net of tax	23	62
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $1 tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($7) and ($3) tax effect, respectively)	(12)	(5)
Net change from defined benefit pension plans and other post employment benefits, net of tax	12	5
Other comprehensive income (loss), net of tax	86	171
Comprehensive income	$402	$446

	Six Months Ended June 30
	2017	2016
	(In millions)
Net income	$617	$548
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2) and ($4) tax effect, respectively)	(3)	(7)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	3	7
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $31 and $187 tax effect, respectively)	52	308
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	1	1
Net change in unrealized gains (losses) on securities available for sale, net of tax	51	307
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $20 and $153 tax effect, respectively)	33	249
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $20 and $28 tax effect, respectively)	33	46
Net change in unrealized gains (losses) on derivative instruments, net of tax	—	203
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $1 tax effect, respectively)	(1)	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($10) and ($6) tax effect, respectively)	(18)	(11)
Net change from defined benefit pension plans and other post employment benefits, net of tax	17	11
Other comprehensive income (loss), net of tax	71	528
Comprehensive income	$688	$1,076
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2016	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	548	—	—	548
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	7	7
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	307	307
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	203	203
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	11	11
Cash dividends declared—$0.125 per share	—	—	—	—	—	(159)	—	—	(159)
Preferred stock dividends	—	—	—	—	—	(32)	—	—	(32)
Common stock transactions:
Impact of share repurchases	—	—	(42)	—	(354)	—	—	—	(354)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	10	—	—	—	10
BALANCE AT JUNE 30, 2016	1	$820	1,259	$13	$17,539	$242	$(1,377)	$148	$17,385

BALANCE AT JANUARY 1, 2017	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	617	—	—	617
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	3	3
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	51	51
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	—	—
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	17	17
Cash dividends declared—$0.135 per share	—	—	—	—	—	(162)	—	—	(162)
Preferred stock dividends	—	—	—	—	—	(32)	—	—	(32)
Common stock transactions:
Impact of share repurchases	—	—	(19)	(1)	(274)	—	—	—	(275)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	10	—	—	—	10
BALANCE AT JUNE 30, 2017	1	$820	1,199	$12	$16,828	$1,089	$(1,377)	$(479)	$16,893

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2017	2016
	(In millions)
Operating activities:
Net income	$617	$548
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	118	185
Depreciation, amortization and accretion, net	274	267
Securities (gains) losses, net	(1)	(1)
Deferred income tax expense	62	10
Originations and purchases of loans held for sale	(1,729)	(1,837)
Proceeds from sales of loans held for sale	1,922	1,823
(Gain) loss on sale of loans, net	(54)	(59)
Net change in operating assets and liabilities:
Trading account securities	(54)	26
Other earning assets	67	83
Interest receivable and other assets	(21)	(126)
Other liabilities	(88)	197
Other	42	28
Net cash from operating activities	1,155	1,144
Investing activities:
Proceeds from maturities of securities held to maturity	101	305
Proceeds from sales of securities available for sale	592	1,527
Proceeds from maturities of securities available for sale	1,755	1,983
Purchases of securities available for sale	(2,208)	(4,092)
Purchases of securities held to maturity	(494)	—
Proceeds from sales of loans	13	47
Purchases of loans	(147)	(579)
Purchases of mortgage servicing rights	(18)	(24)
Net change in loans	(110)	(202)
Net purchases of other assets	(45)	(41)
Net cash from investing activities	(561)	(1,076)
Financing activities:
Net change in deposits	(942)	(1,185)
Net change in short-term borrowings	600	(8)
Proceeds from long-term borrowings	1,250	1,607
Payments on long-term borrowings	(2,252)	(1,000)
Cash dividends on common stock	(241)	(154)
Cash dividends on preferred stock	(32)	(32)
Repurchases of common stock	(275)	(354)
Taxes paid related to net share settlement of equity awards	(22)	(14)
Other	—	(5)
Net cash from financing activities	(1,914)	(1,145)
Net change in cash and cash equivalents	(1,320)	(1,077)
Cash and cash equivalents at beginning of year	5,451	5,314
Cash and cash equivalents at end of period	$4,131	$4,237

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2017 and 2016
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
The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses/(recoveries)	$—	$(5)	$(11)	$(5)
Other	1	—	1	—
Total non-interest expense	1	(5)	(10)	(5)
Income (loss) from discontinued operations before income taxes	(1)	5	10	5
Income tax expense (benefit)	—	2	4	2
Income (loss) from discontinued operations, net of tax	$(1)	$3	$6	$3
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$0.00	$0.00	$0.00

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	June 30, 2017
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,149	$—	$(45)	$1,104	$14	$(2)	$1,116
Commercial agency	654	—	(4)	650	6	(2)	654
	$1,803	$—	$(49)	$1,754	$20	$(4)	$1,770

Securities available for sale:
U.S. Treasury securities	$313	$1	$—	$314			$314
Federal agency securities	25	—	—	25			25
Mortgage-backed securities:
Residential agency	17,648	87	(211)	17,524			17,524
Residential non-agency	3	—	—	3			3
Commercial agency	3,475	17	(18)	3,474			3,474
Commercial non-agency	811	6	(1)	816			816
Corporate and other debt securities	1,226	29	(6)	1,249			1,249
Equity securities	194	9	—	203			203
	$23,695	$149	$(236)	$23,608			$23,608

	December 31, 2016
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,249	$—	$(49)	$1,200	$12	$(3)	$1,209
Commercial agency	167	—	(5)	162	—	(2)	160
	$1,416	$—	$(54)	$1,362	$12	$(5)	$1,369

Securities available for sale:
U.S. Treasury securities	$303	$1	$(1)	$303			$303
Federal agency securities	35	—	—	35			35
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	17,531	95	(255)	17,371			17,371
Residential non-agency	4	—	—	4			4
Commercial agency	3,486	9	(32)	3,463			3,463
Commercial non-agency	1,124	8	(3)	1,129			1,129
Corporate and other debt securities	1,272	19	(17)	1,274			1,274
Equity securities	194	7	—	201			201
	$23,950	$139	$(308)	$23,781			$23,781
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Securities with carrying values of $9.3 billion and $11.6 billion at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $50 million of encumbered U.S. Treasury securities at both June 30, 2017 and December 31, 2016.
The amortized cost and estimated fair value of securities held to maturity and securities available for sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,149	$1,116
Commercial agency	654	654
	$1,803	$1,770
Securities available for sale:
Due in one year or less	$75	$75
Due after one year through five years	722	731
Due after five years through ten years	556	566
Due after ten years	211	216
Mortgage-backed securities:
Residential agency	17,648	17,524
Residential non-agency	3	3
Commercial agency	3,475	3,474
Commercial non-agency	811	816
Equity securities	194	203
	$23,695	$23,608
The following tables present gross unrealized losses and the related estimated fair value of securities held to maturity and available for sale at June 30, 2017 and December 31, 2016. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$786	$(21)	$330	$(12)	$1,116	$(33)
Commercial agency	29	(1)	155	(5)	184	(6)
	$815	$(22)	$485	$(17)	$1,300	$(39)

Securities available for sale:
U.S. Treasury securities	$86	$—	$18	$—	$104	$—
Mortgage-backed securities:
Residential agency	11,593	(202)	539	(9)	12,132	(211)
Commercial agency	1,318	(18)	44	—	1,362	(18)
Commercial non-agency	261	(1)	29	—	290	(1)
All other securities	154	(1)	132	(5)	286	(6)
	$13,412	$(222)	$762	$(14)	$14,174	$(236)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$850	$(26)	$359	$(14)	$1,209	$(40)
Commercial agency	—	—	160	(7)	160	(7)
	$850	$(26)	$519	$(21)	$1,369	$(47)

Securities available for sale:
U.S. Treasury securities	$112	$(1)	$18	$—	$130	$(1)
Mortgage-backed securities:
Residential agency	12,071	(245)	570	(10)	12,641	(255)
Commercial agency	2,199	(31)	45	(1)	2,244	(32)
Commercial non-agency	402	(2)	176	(1)	578	(3)
All other securities	382	(6)	218	(11)	600	(17)
	$15,166	$(285)	$1,027	$(23)	$16,193	$(308)
The number of individual positions in an unrealized loss position in the tables above decreased from 1,613 at December 31, 2016 to 1,458 at June 30, 2017. The decrease in the number of securities and the total amount of unrealized losses from year-end 2016 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist as of June 30, 2017. For the six months ended June 30, 2017, such impairments were immaterial.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as OTTI losses, are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions)
Gross realized gains	$3	$13	$4	$29
Gross realized losses	(2)	(7)	(3)	(27)
OTTI	—	—	—	(1)
Securities gains (losses), net	$1	$6	$1	$1

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2017	December 31, 2016
	(In millions, net of unearned income)
Commercial and industrial	$35,656	$35,012
Commercial real estate mortgage—owner-occupied	6,445	6,867
Commercial real estate construction—owner-occupied	388	334
Total commercial	42,489	42,213
Commercial investor real estate mortgage	4,126	4,087
Commercial investor real estate construction	2,163	2,387
Total investor real estate	6,289	6,474
Residential first mortgage	13,765	13,440
Home equity	10,419	10,687
Indirect—vehicles	3,653	4,040
Indirect—other consumer	1,188	920
Consumer credit card	1,183	1,196
Other consumer	1,141	1,125
Total consumer	31,349	31,408
	$80,127	$80,095
During the three months ended June 30, 2017, Regions purchased approximately $143 million in indirect-other consumer loans from third parties. During the three months ended June 30, 2016, Regions purchased approximately $300 million in indirect-vehicles and indirect-other consumer loans from third parties. During the six months ended June 30, 2017 and 2016, the comparable loan purchase amounts were approximately $147 million and $579 million, respectively.
At June 30, 2017, $18.2 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At June 30, 2017, an additional $22.2 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2016, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2017 and 2016. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended June 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2017	$727	$87	$247	$1,061
Provision (credit) for loan losses	7	(9)	50	48
Loan losses:
Charge-offs	(38)	(1)	(60)	(99)
Recoveries	11	5	15	31
Net loan losses	(27)	4	(45)	(68)
Allowance for loan losses, June 30, 2017	707	82	252	1,041
Reserve for unfunded credit commitments, April 1, 2017	66	4	—	70
Provision (credit) for unfunded credit losses	(3)	—	—	(3)
Reserve for unfunded credit commitments, June 30, 2017	63	4	—	67
Allowance for credit losses, June 30, 2017	$770	$86	$252	$1,108

	Three Months Ended June 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2016	$821	$91	$239	$1,151
Provision (credit) for loan losses	38	(4)	38	72
Loan losses:
Charge-offs	(42)	(1)	(55)	(98)
Recoveries	8	1	17	26
Net loan losses	(34)	—	(38)	(72)
Allowance for loan losses, June 30, 2016	825	87	239	1,151
Reserve for unfunded credit commitments, April 1, 2016	48	5	—	53
Provision (credit) for unfunded credit losses	11	—	—	11
Reserve for unfunded credit commitments, June 30, 2016	59	5	—	64
Allowance for credit losses, June 30, 2016	$884	$92	$239	$1,215

	Six Months Ended June 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	33	(8)	93	118
Loan losses:
Charge-offs	(96)	(2)	(125)	(223)
Recoveries	17	7	31	55
Net loan losses	(79)	5	(94)	(168)
Allowance for loan losses, June 30, 2017	707	82	252	1,041
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	(1)	(1)	—	(2)
Reserve for unfunded credit commitments, June 30, 2017	63	4	—	67
Allowance for credit losses, June 30, 2017	$770	$86	$252	$1,108
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$228	$17	$57	$302
Collectively evaluated for impairment	479	65	195	739
Total allowance for loan losses	$707	$82	$252	$1,041
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,052	$120	$747	$1,919
Collectively evaluated for impairment	41,437	6,169	30,602	78,208
Total loans evaluated for impairment	$42,489	$6,289	$31,349	$80,127

	Six Months Ended June 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	123	(14)	76	185
Loan losses:
Charge-offs	(71)	(1)	(122)	(194)
Recoveries	15	5	34	54
Net loan losses	(56)	4	(88)	(140)
Allowance for loan losses, June 30, 2016	825	87	239	1,151
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	12	—	—	12
Reserve for unfunded credit commitments, June 30, 2016	59	5	—	64
Allowance for credit losses, June 30, 2016	$884	$92	$239	$1,215
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$264	$20	$65	$349
Collectively evaluated for impairment	561	67	174	802
Total allowance for loan losses	$825	$87	$239	$1,151
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,046	$156	$815	$2,017
Collectively evaluated for impairment	42,615	6,806	30,264	79,685
Total loans evaluated for impairment	$43,661	$6,962	$31,079	$81,702

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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2017, and December 31, 2016. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,456	$643	$1,017	$540	$35,656
Commercial real estate mortgage—owner-occupied	5,893	189	215	148	6,445
Commercial real estate construction—owner-occupied	372	7	6	3	388
Total commercial	$39,721	$839	$1,238	$691	$42,489
Commercial investor real estate mortgage	$3,712	$270	$132	$12	$4,126
Commercial investor real estate construction	2,065	53	45	—	2,163
Total investor real estate	$5,777	$323	$177	$12	$6,289

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,719	$46	$13,765
Home equity			10,346	73	10,419
Indirect—vehicles			3,652	1	3,653
Indirect—other consumer			1,188	—	1,188
Consumer credit card			1,183	—	1,183
Other consumer			1,141	—	1,141
Total consumer			$31,229	$120	$31,349
					$80,127

	December 31, 2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,619	$658	$1,112	$623	$35,012
Commercial real estate mortgage—owner-occupied	6,190	221	246	210	6,867
Commercial real estate construction—owner-occupied	308	8	15	3	334
Total commercial	$39,117	$887	$1,373	$836	$42,213
Commercial investor real estate mortgage	$3,766	$190	$114	$17	$4,087
Commercial investor real estate construction	2,192	129	66	—	2,387
Total investor real estate	$5,958	$319	$180	$17	$6,474

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,390	$50	$13,440
Home equity			10,595	92	10,687
Indirect—vehicles			4,040	—	4,040
Indirect—other consumer			920	—	920
Consumer credit card			1,196	—	1,196
Other consumer			1,125	—	1,125
Total consumer			$31,266	$142	$31,408
					$80,095

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$17	$6	$4	$27	$35,116	$540	$35,656
Commercial real estate mortgage—owner-occupied	23	8	2	33	6,297	148	6,445
Commercial real estate construction—owner-occupied	1	—	—	1	385	3	388
Total commercial	41	14	6	61	41,798	691	42,489
Commercial investor real estate mortgage	12	5	—	17	4,114	12	4,126
Commercial investor real estate construction	—	—	—	—	2,163	—	2,163
Total investor real estate	12	5	—	17	6,277	12	6,289
Residential first mortgage	83	55	169	307	13,719	46	13,765
Home equity	57	19	30	106	10,346	73	10,419
Indirect—vehicles	42	12	8	62	3,652	1	3,653
Indirect—other consumer	5	4	—	9	1,188	—	1,188
Consumer credit card	9	5	15	29	1,183	—	1,183
Other consumer	11	3	3	17	1,141	—	1,141
Total consumer	207	98	225	530	31,229	120	31,349
	$260	$117	$231	$608	$79,304	$823	$80,127

	December 31, 2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$59	$11	$6	$76	$34,389	$623	$35,012
Commercial real estate mortgage—owner-occupied	29	7	2	38	6,657	210	6,867
Commercial real estate construction—owner-occupied	1	—	—	1	331	3	334
Total commercial	89	18	8	115	41,377	836	42,213
Commercial investor real estate mortgage	6	8	—	14	4,070	17	4,087
Commercial investor real estate construction	—	—	—	—	2,387	—	2,387
Total investor real estate	6	8	—	14	6,457	17	6,474
Residential first mortgage	99	63	212	374	13,390	50	13,440
Home equity	60	22	33	115	10,595	92	10,687
Indirect—vehicles	56	14	10	80	4,040	—	4,040
Indirect—other consumer	5	3	—	8	920	—	920
Consumer credit card	9	7	15	31	1,196	—	1,196
Other consumer	13	5	5	23	1,125	—	1,125
Total consumer	242	114	275	631	31,266	142	31,408
	$337	$140	$283	$760	$79,100	$995	$80,095

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of June 30, 2017 and December 31, 2016. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$665	$130	$535	$71	$464	$131	39.2%
Commercial real estate mortgage—owner-occupied	164	16	148	21	127	43	36.0
Commercial real estate construction—owner-occupied	3	—	3	—	3	1	33.3
Total commercial	832	146	686	92	594	175	38.6
Commercial investor real estate mortgage	14	2	12	4	8	4	42.9
Total investor real estate	14	2	12	4	8	4	42.9
Residential first mortgage	27	1	26	—	26	3	14.8
Home equity	11	1	10	—	10	—	9.1
Total consumer	38	2	36	—	36	3	13.2
	$884	$150	$734	$96	$638	$182	37.6%

	Accruing Impaired Loans As of June 30, 2017
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$297	$7	$290	$46	17.8%
Commercial real estate mortgage—owner-occupied	80	5	75	7	15.0
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	378	12	366	53	17.2
Commercial investor real estate mortgage	56	2	54	5	12.5
Commercial investor real estate construction	54	—	54	8	14.8
Total investor real estate	110	2	108	13	13.6
Residential first mortgage	429	1	428	50	11.9
Home equity	272	—	272	4	1.5
Indirect—vehicles	1	—	1	—	—
Consumer credit card	1	—	1	—	—
Other consumer	9	—	9	—	—
Total consumer	712	1	711	54	7.7
	$1,200	$15	$1,185	$120	11.3%

	Total Impaired Loans As of June 30, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$962	$137	$825	$71	$754	$177	32.6%
Commercial real estate mortgage—owner-occupied	244	21	223	21	202	50	29.1
Commercial real estate construction—owner-occupied	4	—	4	—	4	1	25.0
Total commercial	1,210	158	1,052	92	960	228	31.9
Commercial investor real estate mortgage	70	4	66	4	62	9	18.6
Commercial investor real estate construction	54	—	54	—	54	8	14.8
Total investor real estate	124	4	120	4	116	17	16.9
Residential first mortgage	456	2	454	—	454	53	12.1
Home equity	283	1	282	—	282	4	1.8
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	750	3	747	—	747	57	8.0
	$2,084	$165	$1,919	$96	$1,823	$302	22.4%

	Non-accrual Impaired Loans As of December 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$685	$72	$613	$126	$487	$138	30.7%
Commercial real estate mortgage—owner-occupied	231	21	210	39	171	53	32.0
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	920	94	826	165	661	193	31.2
Commercial investor real estate mortgage	18	1	17	5	12	5	33.3
Total investor real estate	18	1	17	5	12	5	33.3
Residential first mortgage	41	12	29	—	29	4	39.0
Home equity	12	1	11	—	11	—	8.3
Total consumer	53	13	40	—	40	4	32.1
	$991	$108	$883	$170	$713	$202	31.3%

	Accruing Impaired Loans As of December 31, 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$187	$1	$186	$33	18.2%
Commercial real estate mortgage—owner-occupied	60	4	56	5	15.0
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	248	5	243	38	17.3
Commercial investor real estate mortgage	82	8	74	7	18.3
Commercial investor real estate construction	16	—	16	1	6.3
Total investor real estate	98	8	90	8	16.3
Residential first mortgage	435	10	425	51	14.0
Home equity	292	—	292	5	1.7
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	10	—	10	—	—
Total consumer	740	10	730	56	8.9
	$1,086	$23	$1,063	$102	11.5%

	Total Impaired Loans As of December 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$872	$73	$799	$126	$673	$171	28.0%
Commercial real estate mortgage—owner-occupied	291	25	266	39	227	58	28.5
Commercial real estate construction—owner-occupied	5	1	4	—	4	2	60.0
Total commercial	1,168	99	1,069	165	904	231	28.3
Commercial investor real estate mortgage	100	9	91	5	86	12	21.0
Commercial investor real estate construction	16	—	16	—	16	1	6.3
Total investor real estate	116	9	107	5	102	13	19.0
Residential first mortgage	476	22	454	—	454	55	16.2
Home equity	304	1	303	—	303	5	2.0
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	10	—	10	—	10	—	—
Total consumer	793	23	770	—	770	60	10.5
	$2,077	$131	$1,946	$170	$1,776	$304	20.9%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2017 and 2016. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended June 30				Six Months Ended June 30
	2017		2016		2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$846	$4	$719	$2	$833	$6	$597	$3
Commercial real estate mortgage—owner-occupied	229	1	314	1	246	2	321	2
Commercial real estate construction—owner-occupied	4	—	3	—	5	—	3	—
Total commercial	1,079	5	1,036	3	1,084	8	921	5
Commercial investor real estate mortgage	76	1	126	1	84	2	134	3
Commercial investor real estate construction	53	1	28	—	43	1	28	—
Total investor real estate	129	2	154	1	127	3	162	3
Residential first mortgage	460	4	479	4	457	8	478	8
Home equity	286	3	328	4	290	7	332	9
Indirect—vehicles	—	—	—	—	—	—	1	—
Consumer credit card	2	—	2	—	2	—	2	—
Other consumer	9	—	12	—	10	—	12	—
Total consumer	757	7	821	8	759	15	825	17
Total impaired loans	$1,965	$14	$2,011	$12	$1,970	$26	$1,908	$25
TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 6 "Allowance For Credit Losses" in the 2016 Annual Report on Form 10-K for additional information regarding the Company's TDRs.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At June 30, 2017, approximately $18 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At June 30, 2017, approximately $5 million in home equity first lien TDRs were in excess of 180 days past due and approximately $2 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2016 Annual Report on Form 10-K.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the six months ended June 30, 2017 and 2016 totaled approximately $328 million and $211 million, respectively.

	Three Months Ended June 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	38	$193	$4
Commercial real estate mortgage—owner-occupied	30	37	1
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	69	231	5
Commercial investor real estate mortgage	13	29	1
Commercial investor real estate construction	2	44	1
Total investor real estate	15	73	2
Residential first mortgage	52	17	2
Home equity	33	2	—
Consumer credit card	24	—	—
Indirect—vehicles and other consumer	40	—	—
Total consumer	149	19	2
	233	$323	$9

	Three Months Ended June 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	57	$122	$4
Commercial real estate mortgage—owner-occupied	46	21	1
Total commercial	103	143	5
Commercial investor real estate mortgage	24	17	—
Commercial investor real estate construction	3	10	—
Total investor real estate	27	27	—
Residential first mortgage	75	15	2
Home equity	89	5	—
Consumer credit card	27	—	—
Indirect—vehicles and other consumer	47	—	—
Total consumer	238	20	2
	368	$190	$7

	Six Months Ended June 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	69	$292	$7
Commercial real estate mortgage—owner-occupied	61	65	2
Commercial real estate construction—owner-occupied	3	2	—
Total commercial	133	359	9
Commercial investor real estate mortgage	25	48	1
Commercial investor real estate construction	5	70	2
Total investor real estate	30	118	3
Residential first mortgage	101	25	3
Home equity	91	7	—
Consumer credit card	43	—	—
Indirect—vehicles and other consumer	87	1	—
Total consumer	322	33	3
	485	$510	$15

	Six Months Ended June 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	95	$181	$6
Commercial real estate mortgage—owner-occupied	76	34	1
Total commercial	171	215	7
Commercial investor real estate mortgage	49	60	1
Commercial investor real estate construction	5	11	—
Total investor real estate	54	71	1
Residential first mortgage	138	29	4
Home equity	206	11	—
Consumer credit card	51	—	—
Indirect—vehicles and other consumer	101	1	—
Total consumer	496	41	4
	721	$327	$12
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three and six months ended June 30, 2017 and 2016, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$6	$6	$8	$12
Commercial real estate mortgage—owner-occupied	—	—	—	1
Total commercial	6	6	8	13
Commercial investor real estate mortgage	—	—	—	1
Total investor real estate	—	—	—	1
Residential first mortgage	2	8	5	11
Home equity	1	1	1	1
Total consumer	3	9	6	12
	$9	$15	$14	$26
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At June 30, 2017, approximately $57 million of commercial and investor real estate loans modified in a TDR during the three months ended June 30, 2017 were on non-accrual status. Approximately 0.9 percent of this amount was 90 days past due.
At June 30, 2017, Regions had restructured binding unfunded commitments totaling $18 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions)
Carrying value, beginning of period	$326	$239	$324	$252
Additions	39	8	47	39
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(8)	(22)	(3)	(58)
Economic amortization associated with borrower repayments	(11)	(9)	(22)	(17)
Carrying value, end of period	$346	$216	$346	$216
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2017	2016
	(Dollars in millions)
Unpaid principal balance	$33,055	$27,360
Weighted-average prepayment speed (CPR; percentage)	7.9%	16.5%
Estimated impact on fair value of a 10% increase	$(19)	$(12)
Estimated impact on fair value of a 20% increase	$(35)	$(24)
Option-adjusted spread (basis points)	1,052	999
Estimated impact on fair value of a 10% increase	$(14)	$(8)
Estimated impact on fair value of a 20% increase	$(28)	$(15)
Weighted-average coupon interest rate	4.2%	4.3%
Weighted-average remaining maturity (months)	281	279
Weighted-average servicing fee (basis points)	27.4	27.8
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions)
Servicing related fees and other ancillary income	$24	$22	$47	$42
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
As of June 30, 2017 and December 31, 2016, the DUS servicing portfolio was approximately $2.0 billion and $1.8 billion, respectively. The related commercial MSRs were valued at approximately $35 million and $30 million at June 30, 2017 and December 31, 2016, respectively. The estimated fair value of the loss share guarantee was valued at approximately $4 million at both June 30, 2017 and December 31, 2016.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	452	452
	$4,904	$4,904
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
During the second quarter of 2017, Regions assessed events and circumstances for all three reporting units as of June 30, 2017, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of June 30, 2017. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2017 interim period.

NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						June 30, 2017	December 31, 2016
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $16 million in cash dividends on Series A Preferred Stock during the first six months of 2017 and 2016. Series B Preferred Stock dividends were also $16 million for the first six months of 2017 and 2016.
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
COMMON STOCK
On June 28, 2017, Regions received no objection from the Federal Reserve to its 2017 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase. As part of the Company's capital plan, the Board authorized a new $1.47 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2017 through the second quarter of 2018. The capital plan also included a proposed increase of the quarterly common stock dividend to $0.09 per common share beginning in the third quarter of 2017, subject to quarterly Board approval. The Company began to repurchase shares under this plan in the third quarter of 2017, and as of August 3, 2017, Regions had additional repurchases of approximately 9.9 million shares of common stock at a total cost of approximately $144.9 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Prior to the new common stock repurchase plan, Regions had authorization to repurchase $760 million in common shares. As of June 30, 2017, Regions had repurchased approximately 65.8 million shares of common stock at a total cost of approximately $760 million under this plan and concluded the plan during the second quarter of 2017.
Regions’ Board declared a cash dividend for the second quarter of 2017 of $0.07 per common share compared to $0.065 per common share for the first quarter of 2017, totaling $0.135 per common share for the first six months of 2017. The Board declared a $0.065 per share cash dividend on common stock for the second quarter of 2016 as compared to $0.06 per common share for the first quarter of 2016, totaling $0.125 per common share for the first six months of 2016.
On July 27, 2017, Regions' Board approved an increase of the quarterly common stock dividend to $0.09 per share.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended June 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(31)	$(105)	$(12)	$(417)	$(565)
Net change	1	50	23	12	86
End of period	$(30)	$(55)	$11	$(405)	$(479)

	Three Months Ended June 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(45)	$198	$216	$(392)	$(23)
Net change	5	99	62	5	171
End of period	$(40)	$297	$278	$(387)	$148

	Six Months Ended June 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(106)	$11	$(422)	$(550)
Net change	3	51	—	17	71
End of period	$(30)	$(55)	$11	$(405)	$(479)

	Six Months Ended June 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(47)	$(10)	$75	$(398)	$(380)
Net change	7	307	203	11	528
End of period	$(40)	$297	$278	$(387)	$148

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(2)	$(8)	Net interest income and other financing income
	1	3	Tax (expense) or benefit
	$(1)	$(5)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$6	Securities gains (losses), net
	—	(2)	Tax (expense) or benefit
	$1	$4	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$22	$35	Net interest income and other financing income
	(8)	(13)	Tax (expense) or benefit
	$14	$22	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(19)	$(8)	(2)
	(19)	(8)	Total before tax
	7	3	Tax (expense) or benefit
	$(12)	$(5)	Net of tax

Total reclassifications for the period	$2	$16	Net of tax

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(5)	$(11)	Net interest income and other financing income
	2	4	Tax (expense) or benefit
	$(3)	$(7)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$1	Securities gains (losses), net
	—	—	Tax (expense) or benefit
	$1	$1	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$53	$74	Net interest income and other financing income
	(20)	(28)	Tax (expense) or benefit
	$33	$46	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(28)	$(17)	(2)
	(28)	(17)	Total before tax
	10	6	Tax (expense) or benefit
	$(18)	$(11)	Net of tax

Total reclassifications for the period	$13	$29	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$317	$272	$611	$545
Preferred stock dividends	(16)	(16)	(32)	(32)
Income from continuing operations available to common shareholders	301	256	579	513
Income (loss) from discontinued operations, net of tax	(1)	3	6	3
Net income available to common shareholders	$300	$259	$585	$516
Denominator:
Weighted-average common shares outstanding—basic	1,202	1,265	1,205	1,275
Potential common shares	10	3	13	4
Weighted-average common shares outstanding—diluted	1,212	1,268	1,218	1,279
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.25	$0.20	$0.48	$0.40
Diluted	0.25	0.20	0.48	0.40
Earnings (loss) per common share from discontinued operations(1):
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	(0.00)	0.00	0.00	0.00
Earnings per common share(1):
Basic	$0.25	$0.20	$0.49	$0.40
Diluted	0.25	0.20	0.48	0.40
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 15 million stock options, restricted stock units and awards and performance stock units for both the three months and six months ended June 30, 2017 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 30 million for both the three and six months ended June 30, 2016 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP , which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 45 million at June 30, 2017.

STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Six Months Ended June 30
	2017		2016
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	13,455,047	$19.37	19,350,157	$21.06
Exercised	(964,494)	6.61	(227,492)	6.91
Forfeited or expired	(2,656,188)	34.71	(3,819,783)	34.72
Outstanding at end of period	9,834,365	$16.48	15,302,882	$17.86
Exercisable at end of period	9,834,365	$16.48	15,302,882	$17.86
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Six Months Ended June 30
	2017		2016
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,558,942	$9.31	16,374,242	$9.51
Granted	3,891,181	14.56	6,820,768	7.92
Vested	(4,515,854)	11.12	(5,600,419)	8.21
Forfeited	(370,270)	9.96	(690,623)	9.19
Non-vested at end of period	15,563,999	$10.09	16,903,968	$9.31

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
Effective January 1, 2016, Regions separated its defined benefit pension plan qualified under the Internal Revenue Code into two plans. The new plan was created primarily for participants who were actively employed on January 1, 2016 and all other participants were retained in the existing plan. Regions' defined benefit pension plans cover only certain employees as the pension plans are closed to new entrants.The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended June 30
	2017	2016	2017	2016	2017	2016
	(In millions)
Service cost	$9	$8	$1	$1	$10	$9
Interest cost	18	18	1	2	19	20
Expected return on plan assets	(36)	(36)	—	—	(36)	(36)
Amortization of actuarial loss	8	8	1	—	9	8
Settlement charge	—	—	10	—	10	—
Net periodic pension cost (credit)	$(1)	$(2)	$13	$3	$12	$1

	Qualified Plans		Non-qualified Plans		Total
	Six Months Ended June 30
	2017	2016	2017	2016	2017	2016
	(In millions)
Service cost	$17	$17	$2	$2	$19	$19
Interest cost	36	36	2	3	38	39
Expected return on plan assets	(71)	(72)	—	—	(71)	(72)
Amortization of actuarial loss	16	16	2	1	18	17
Settlement charge	—	—	10	—	10	—
Net periodic pension cost (credit)	$(2)	$(3)	$16	$6	$14	$3

The settlement charge relates to the settlement of liabilities under the SERP for certain plan participants during the second quarter of 2017.
Regions' funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contribution to the plan during the first six months of 2017.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2017 or 2016.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of June 30, 2017 and December 31, 2016. The variation margin payments made during 2017 for derivatives cleared through the Chicago Mercantile Exchange are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures.

	June 30, 2017			December 31, 2016
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,168	$1	$30	$2,257	$7	$40
Derivatives in cash flow hedging relationships:
Interest rate swaps	7,400	20	158	9,000	19	269
Total derivatives designated as hedging instruments	$9,568	$21	$188	$11,257	$26	$309
Derivatives not designated as hedging instruments:
Interest rate swaps	$40,578	$337	$382	$41,851	$412	$467
Interest rate options	3,873	24	10	3,877	24	12
Interest rate futures and forward commitments	21,062	6	9	18,605	11	6
Other contracts	6,402	72	73	5,813	106	93
Total derivatives not designated as hedging instruments	$71,915	$439	$474	$70,146	$553	$578
Total derivatives	$81,483	$460	$662	$81,403	$579	$887
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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

Regions recognized an unrealized after-tax gain of $140 million and $77 million in accumulated other comprehensive income (loss) at June 30, 2017 and 2016, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $18 million and $12 million during the three months ended June 30, 2017 and 2016, respectively, and pre-tax income of $37 million and $24 million during the six months ended June 30, 2017 and 2016, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $60 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $60 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of June 30, 2017.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended June 30			Three Months Ended June 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$—	$4	Interest expense	$—	$(1)
Debt/CDs	7	12	Other non-interest expense	(6)	(12)
Securities available for sale	(1)	(2)	Interest income	—	—
Securities available for sale	(4)	(12)	Other non-interest expense	4	12
Total	$2	$2		$(2)	$(1)

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended June 30			Three Months Ended June 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$23	$62	Interest income on loans	$22	$35
Total	$23	$62		$22	$35

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Six Months Ended June 30			Six Months Ended June 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$1	$8	Interest expense	$—	$(2)
Debt/CDs	5	27	Other non-interest expense	(4)	(27)
Securities available for sale	(2)	(5)	Interest income	—	—
Securities available for sale	(2)	(38)	Other non-interest expense	1	37
Total	$2	$(8)		$(3)	$8

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Six Months Ended June 30			Six Months Ended June 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$—	$203	Interest income on loans	$53	$74
Total	$—	$203		$53	$74
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2017 and December 31, 2016, Regions had $319 million and $274 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2017 and December 31, 2016, Regions had $802 million and $786 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of June 30, 2017 and December 31, 2016, the total notional amount related to these contracts was $7.5 billion and $7.2 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$4	$(1)	$6	$3
Interest rate options	8	4	10	14
Interest rate futures and forward commitments	3	2	5	3
Other contracts	(7)	14	(15)	2
Total capital markets fee income and other	8	19	6	22
Mortgage income:
Interest rate swaps	8	19	6	48
Interest rate options	(3)	3	(1)	8
Interest rate futures and forward commitments	1	(1)	(7)	1
Total mortgage income	6	21	(2)	57
	$14	$40	$4	$79
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at June 30, 2017 and December 31, 2016, totaled approximately $272 million and $334 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2017 and 2024. Credit derivatives whereby Regions has sold credit protection have maturities between 2017 and 2025. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2017 was approximately $275 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2017 and 2016 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2017 and December 31, 2016, were $114 million and $141 million, respectively, for which Regions had posted collateral of $114 million and $141 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of June 30, 2017 and December 31, 2016.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Gross amounts subject to offsetting	$298	$414	$396	$583
Gross amounts not subject to offsetting	162	165	266	304
Gross amounts recognized	460	579	662	887
Gross amounts offset in the consolidated balance sheets(1)	184	241	288	541
Net amounts presented in the consolidated balance sheets	276	338	374	346
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	4	4	50	50
Cash collateral received/posted	—	—	232	227
Net amounts	$272	$334	$92	$69
________

(1)
At June 30, 2017, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $55 million and cash collateral posted of $159 million. At December 31, 2016, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $48 million and cash collateral posted of $349 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 12. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the six month periods ended June 30, 2017 and 2016. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$178	$—	$—	$178	$124	$—	$—	$124
Securities available for sale:
U.S. Treasury securities	$314	$—	$—	$314	$303	$—	$—	$303
Federal agency securities	—	25	—	25	—	35	—	35
Obligations of states and political subdivisions	—	—	—	—	—	1	—	1
Mortgage-backed securities (MBS):
Residential agency	—	17,524	—	17,524	—	17,371	—	17,371
Residential non-agency	—	—	3	3	—	—	4	4
Commercial agency	—	3,474	—	3,474	—	3,463	—	3,463
Commercial non-agency	—	816	—	816	—	1,129	—	1,129
Corporate and other debt securities	—	1,245	4	1,249	—	1,271	3	1,274
Equity securities	203	—	—	203	201	—	—	201
Total securities available for sale	$517	$23,084	$7	$23,608	$504	$23,270	$7	$23,781
Loans held for sale	$—	$379	$—	$379	$—	$414	$33	$447
Residential mortgage servicing rights	$—	$—	$346	$346	$—	$—	$324	$324
Derivative assets:
Interest rate swaps	$—	$358	$—	$358	$—	$438	$—	$438
Interest rate options	—	11	13	24	—	13	11	24
Interest rate futures and forward commitments	—	6	—	6	—	11	—	11
Other contracts	2	70	—	72	2	104	—	106
Total derivative assets	$2	$445	$13	$460	$2	$566	$11	$579
Derivative liabilities:
Interest rate swaps	$—	$570	$—	$570	$—	$776	$—	$776
Interest rate options	—	10	—	10	—	12	—	12
Interest rate futures and forward commitments	—	9	—	9	—	6	—	6
Other contracts	2	71	—	73	1	92	—	93
Total derivative liabilities	$2	$660	$—	$662	$1	$886	$—	$887
Non-recurring fair value measurements
Loans held for sale	$—	$—	$7	$7	$—	$—	$7	$7
Foreclosed property and other real estate	—	31	10	41	—	29	6	35
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

The following tables illustrate rollforwards for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at June 30, 2017 and 2016 are not material.

	Three Months Ended June 30, 2017

	Opening Balance April 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$4	—		—	—	—	—	(1)	—	—	$3
Corporate and other debt securities	3	—		—	—	—	—	—	1	—	4
Total securities available for sale	$7	—		—	—	—	—	(1)	1	—	$7
Commercial mortgage loans held for sale	$33	—		—	7	(40)	—	—	—	—	$—
Residential mortgage servicing rights	$326	(19)	(1)	—	39	—	—	—	—	—	$346
Total derivatives, net	$12	33	(2)	—	—	—	—	(32)	—	—	$13

	Three Months Ended June 30, 2016

	Opening Balance April 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$—	—		—	—	—	30	—	—	—	$30
Residential mortgage servicing rights	$239	(31)	(1)	—	8	—	—	—	—	—	$216
Total derivatives, net	$21	35	(4)	—	—	—	—	(39)	—	—	$17

	Six Months Ended June 30, 2017
	Opening Balance January 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$4	—		—	—	—	—	(1)	—	—	$3
Corporate and other debt securities	3	—		—	—	—	—	—	1	—	4
Total securities available for sale	$7	—		—	—	—	—	(1)	1	—	$7
Commercial mortgage loans held for sale	$33	—		—	7	(40)	—	—	—	—	$—
Residential mortgage servicing rights	$324	(25)	(1)	—	47	—	—	—	—	—	$346
Total derivatives, net	$11	56	(5)	—	—	—	—	(54)	—	—	$13

	Six Months Ended June 30, 2016
	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account securities	$33	(2)	(3)	—	—	(31)	—	—	—	—	$—
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$—	—		—	—	—	30	—	—	—	$30
Residential mortgage servicing rights	$252	(75)	(1)	—	39	—	—	—	—	—	$216
Total derivatives, net	$10	73	(6)	—	—	—	—	(66)	—	—	$17
_________
(1) Included in mortgage income.
(2) Approximately $8 million was included in capital markets fee income and other and $25 million was included in mortgage income.
(3) Included in capitals markets fee income and other.
(4) Approximately $4 million was included in capital markets fee income and other and $31 million was included in mortgage income.
(5) Approximately $10 million was included in capital markets fee income and other and $46 million was included in mortgage income.
(6) Approximately $13 million was included in capital markets fee income and other and $60 million was included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions)
Loans held for sale	$(3)	$(18)	$(7)	$(22)
Foreclosed property and other real estate	(11)	(20)	(15)	(27)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2017, and December 31, 2016. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2017, and December 31, 2016, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2017
	Level 3 Estimated Fair Value at June 30, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$3	Discounted cash flow	Spread to LIBOR	5.4% - 69.9% (22.9%)
			Weighted-average CPR (%)	3.8% - 29.3% (11.4%)
			Probability of default	1.3%
			Loss severity	88.0%
Corporate and other debt securities	$4	Market comparable	Evaluated quote on same issuer/comparable bond	100.1%
Residential mortgage servicing rights(1)	$346	Discounted cash flow	Weighted-average CPR (%)	5.8% - 26.7% (7.9%)
			OAS (%)	8.2% - 13.7% (10.5%)
Derivative assets:
Interest rate options	$9	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average CPR (%)	5.8% - 26.7% (7.9%)
			OAS (%)	8.2% - 13.7% (10.5%)
			Pull-through	16.1% - 99.4% (80.0%)
	$4	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (11.8%)
Nonrecurring fair value measurements:
Loans held for sale	$7	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	31.5% - 93.6% (60.8%)
Foreclosed property and other real estate	$2	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 38.8% (34.0%)
	$8	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	6.4% - 72.4% (39.9%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2016
	Level 3 Estimated Fair Value at December 31, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$4	Discounted cash flow	Spread to LIBOR	5.5% - 70.0% (23.0%)
			Weighted-average CPR (%)	3.5% - 29.5% (12.2%)
			Probability of default	3.1%
			Loss severity	63.6%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.3%
Commercial mortgage loans held for sale	$33	Market comparable	Credit spreads for bonds in the commercial MBS	0.4% - 5.8% (1.3%)
Residential mortgage servicing rights(1)	$324	Discounted cash flow	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
Derivative assets:
Interest rate options	$8	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
			Pull-through	14.9% - 99.4% (78.3%)
	$3	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$7	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	26.2% - 69.4% (48.1%)
Foreclosed property and other real estate	$1	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 60.3% (37.0%)
	$5	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	5.9% - 29.6% (15.8%)
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2017			December 31, 2016
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$379	$365	$14	$447	$443	$4
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage and capital markets income in the consolidated statements of income during the three and six months ended June 30, 2017 and 2016. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In millions)
Mortgage loans held for sale, at fair value	$2	$7	$8	$9

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2017 are as follows:

	June 30, 2017
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,131	$4,131	$4,131	$—	$—
Trading account securities	178	178	178	—	—
Securities held to maturity	1,754	1,770	—	1,770	—
Securities available for sale	23,608	23,608	517	23,084	7
Loans held for sale	573	573	—	573	—
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	78,166	74,429	—	—	74,429
Other earning assets(4)	940	940	—	940	—
Derivative assets	460	460	2	445	13
Financial liabilities:
Derivative liabilities	662	662	2	660	—
Deposits	98,093	98,141	—	98,141	—
Short-term borrowings	600	600	—	600	—
Long-term borrowings	6,765	7,099	—	4,760	2,339
Loan commitments and letters of credit	99	430	—	—	430
Indemnification obligation	24	24	—	—	24
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2017 was $3.7 billion or 4.8 percent.

(3)	Excluded from this table is the capital lease carrying amount of $920 million at June 30, 2017.

(4)	Excluded from this table is the operating lease carrying amount of $597 million at June 30, 2017.

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
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$360	$532	$48	$(58)	$882	$—	$882
Provision (credit) for loan losses	66	71	5	(94)	48	—	48
Non-interest income	118	287	109	11	525	—	525
Non-interest expense	221	515	120	53	909	1	910
Income (loss) before income taxes	191	233	32	(6)	450	(1)	449
Income tax expense (benefit)	72	88	12	(39)	133	—	133
Net income (loss)	$119	$145	$20	$33	$317	$(1)	$316
Average assets	$52,056	$34,911	$3,135	$33,741	$123,843	$—	$123,843

	Three Months Ended June 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$361	$510	$43	$(66)	$848	$—	$848
Provision (credit) for loan losses	71	70	6	(75)	72	—	72
Non-interest income	118	282	106	20	526	—	526
Non-interest expense	220	508	118	69	915	(5)	910
Income (loss) before income taxes	188	214	25	(40)	387	5	392
Income tax expense (benefit)	71	81	10	(47)	115	2	117
Net income (loss)	$117	$133	$15	$7	$272	$3	$275
Average assets	$54,747	$34,331	$3,241	$33,093	$125,412	$—	$125,412

	Six Months Ended June 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$700	$1,050	$94	$(103)	$1,741	$—	$1,741
Provision (credit) for loan losses	134	145	11	(172)	118	—	118
Non-interest income	231	561	221	22	1,035	—	1,035
Non-interest expense	437	1,027	242	80	1,786	(10)	1,776
Income (loss) before income taxes	360	439	62	11	872	10	882
Income tax expense (benefit)	137	167	23	(66)	261	4	265
Net income (loss)	$223	$272	$39	$77	$611	$6	$617
Average assets	$52,197	$34,979	$3,149	$33,999	$124,324	$—	$124,324

	Six Months Ended June 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$736	$1,015	$88	$(129)	$1,710	$—	$1,710
Provision (credit) for loan losses	144	141	11	(111)	185	—	185
Non-interest income	249	540	213	30	1,032	—	1,032
Non-interest expense	437	1,015	230	102	1,784	(5)	1,779
Income (loss) before income taxes	404	399	60	(90)	773	5	778
Income tax expense (benefit)	154	152	23	(101)	228	2	230
Net income (loss)	$250	$247	$37	$11	$545	$3	$548
Average assets	$54,733	$34,136	$3,237	$33,580	$125,686	$—	$125,686
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2017	December 31, 2016
	(In millions)
Unused commitments to extend credit	$44,078	$44,408
Standby letters of credit	1,352	1,425
Commercial letters of credit	58	46
Liabilities associated with standby letters of credit	32	34
Assets associated with standby letters of credit	33	34
Reserve for unfunded credit commitments	67	69
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $24 million and an estimated fair value of approximately $24 million as of June 30, 2017 (see Note 12).
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
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs filed an appeal, and in April 2017, the appellate court affirmed the dismissal of the plaintiffs’ claims under the RICO Act. The appellate court reversed the trial court’s dismissal of the commercial disparagement and tortious interference claims and remanded those claims but limited the plaintiffs’ damages. Plaintiffs filed an appeal with the Supreme Court of New Jersey in May 2017. This matter is subject to the indemnification agreement with Raymond James.
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
Regions is cooperating with an investigation by the United States Attorney’s Office for the Eastern District of New York pertaining to Regions ' banking relationship with a former customer and accounts maintained by entities and individuals affiliated with the customer who may be involved in criminal activity, as well as related aspects of Regions' Anti-Money Laundering and Bank Secrecy Act compliance program.
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

GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved during 2017, except for the July 2006 Morris County, New Jersey, matter which may extend beyond 2017.
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of June 30, 2017, the carrying value of the indemnification obligation was approximately $24 million.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At June 30, 2017 and December 31, 2016, the Company's DUS servicing portfolio totaled approximately $2.0 billion and $1.8 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $687 million and $559 million at June 30, 2017 and December 31, 2016, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both June 30, 2017 and December 31, 2016. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

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
January 1, 2018 Early adoption is permitted beginning January 1, 2017.
Regions has established a revenue recognition standard implementation team, led by the Corporate Controller’s group with assistance from the various lines of business and finance management to evaluate the potential impact of adopting this guidance. The implementation team has substantially completed the initial scoping and determined that approximately $1.7 billion of 2016 non-interest income would be within the scope of the new revenue recognition standard, when adopted. Non-interest income streams that are out of scope of the new standard include mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. Based on the completed contract reviews thus far by the implementation team, any potential changes in revenue recognition for those contracts are not expected to result in a material impact to Regions upon adoption. The implementation team is currently finalizing its reviews of contracts related to investment management and trust fees, insurance commissions and fees and investment services fees. The implementation team is also in process of developing additional quantitative and qualitative disclosures that may be required upon the adoption of the new revenue recognition standard.

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
January 1, 2020 Early adoption permitted beginning January 1, 2019.
Regions has formed a cross-functional implementation team co-led by Finance and Risk Management. The implementation team has developed a high-level project plan and is keeping current with the broader industry’s perspective and insights, delivering educational and awareness sessions across the Company, identifying and researching key decision points, and evaluating the financial and operational implications of adoption.

Regions expects the guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio. The guidance will also result in the establishment of an allowance for credit loss on held to maturity debt securities. The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

ASU 2017-09, Stock Compensation: Scope of Modification Accounting
This ASU amends Topic 718, Compensation- Stock Compensation, and clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance.

		January 1, 2018 Early adoption permitted, including in an interim period.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted (continued)
ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities
This ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value with changes in the fair value recognized through net income (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value. Except for disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.

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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2016, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2017 compared to December 31, 2016.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 5 through 7 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama, that operates in the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance brokerage, trust services, merger and acquisition advisory services and other specialty financing.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2017, Regions operated 1,492 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc., which is included in the Wealth Management segment.
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
SECOND QUARTER OVERVIEW
Regions reported net income available to common shareholders of $300 million, or $0.25 per diluted share, in the second quarter of 2017 compared to $259 million, or $0.20 per diluted share, in the second quarter of 2016. Net income available to common shareholders from continuing operations was $301 million, or $0.25 per diluted share, compared to $256 million, or $0.20 per diluted share, over these same periods. The primary drivers of the increases in results from the prior year periods were increased net interest income and other financing income and decreased provision for loan losses.

For the second quarter of 2017, net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $904 million, up $35 million compared to the second quarter of 2016. The net interest margin (taxable-equivalent basis) was 3.32 percent for the second quarter of 2017 and 3.15 percent in the second quarter of 2016. Net interest margin (taxable-equivalent basis) benefited from higher market interest rates, prudent deposit cost management, the impact of balance sheet management strategies, including higher securities balances, and favorable credit-related interest recoveries, partially offset by lower average loan balances.
The provision for loan losses totaled $48 million in the second quarter of 2017 compared to $72 million during the second quarter of 2016. The decrease is attributable to improvement in credit quality as evidenced by the stability in oil prices and a reduction in non-performing loans. Volatility in certain credit metrics is to be expected, especially related to large dollar commercial credits and fluctuating commodity prices.
Net charge-offs totaled $68 million, or an annualized 0.34 percent of average loans, in the second quarter of 2017, compared to $72 million, or an annualized 0.35 percent for the second quarter of 2016. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at June 30, 2017, was 1.30 percent of total loans, net of unearned income, compared to 1.36 percent at December 31, 2016. Total non-performing assets were $912 million at June 30, 2017, compared to $1.1 billion at December 31, 2016.
Non-interest income from continuing operations was $525 million for the second quarter of 2017 compared to $526 million for the second quarter of 2016. Increases in service charges on deposit accounts, card and ATM fees and investment management and trust fee income were offset by decreased mortgage income and securities gains, resulting in non-interest income remaining consistent year-over-year. See Table 20 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $909 million in the second quarter of 2017, a $6 million decrease from the second quarter of 2016. The decrease was primarily driven by decreases in branch consolidation, property and equipment charges and the provision for unfunded credit losses, partially offset by higher salaries and employee benefits. See Table 21 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended June 30, 2017 was $133 million compared to income tax expense of $115 million for the same period in 2016. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
2017 Expectations
Management expectations for 2017 are noted below:

•	Excluding the impact of a terminated third-party arrangement within the indirect-vehicle loan portfolio, full year average loans are expected to be flat to slightly down compared to the prior year

•	Full year average deposit growth relatively stable compared to the prior year

•	Net interest income and other financing income up 3 to 5 percent on a full year basis

•	Adjusted non-interest income (non-GAAP) growth of 1 to 3 percent on a full year basis

•	Adjusted non-interest expenses (non-GAAP) flat to up 1 percent on a full year basis

•	Full year adjusted efficiency ratio (non-GAAP) of approximately 62 percent

•	Positive adjusted operating leverage (non-GAAP) of 2 to 4 percent on a full year basis

•	Full year effective tax rate expected in the 30 percent to 31 percent range

•	Full year net charge-offs of 35 to 50 basis points
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
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $1.3 billion from year-end 2016 to June 30, 2017. This decrease was due primarily to a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	June 30, 2017	December 31, 2016
	(In millions)
U.S. Treasury securities	$314	$303
Federal agency securities	25	35
Obligations of states and political subdivisions	—	1
Mortgage-backed securities:
Residential agency	18,628	18,571
Residential non-agency	3	4
Commercial agency	4,124	3,625
Commercial non-agency	816	1,129
Corporate and other debt securities	1,249	1,274
Equity securities	203	201
	$25,362	$25,143
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at June 30, 2017 increased slightly from year-end 2016. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $573 million at June 30, 2017, consisted of $379 million of residential real estate mortgage loans, $185 million of commercial mortgage loans, $8 million of non-performing loans, and $1 million of other loans. At December 31, 2016, loans held for sale totaled $718 million, consisting of $505 million of residential real estate mortgage loans, $200 million of commercial mortgage loans, and $13 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties. The level of commercial mortgage loans held for sale also fluctuates depending on timing.

LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at June 30, 2017. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2017	December 31, 2016
	(In millions, net of unearned income)
Commercial and industrial	$35,656	$35,012
Commercial real estate mortgage—owner-occupied	6,445	6,867
Commercial real estate construction—owner-occupied	388	334
Total commercial	42,489	42,213
Commercial investor real estate mortgage	4,126	4,087
Commercial investor real estate construction	2,163	2,387
Total investor real estate	6,289	6,474
Residential first mortgage	13,765	13,440
Home equity	10,419	10,687
Indirect—vehicles	3,653	4,040
Indirect—other consumer	1,188	920
Consumer credit card	1,183	1,196
Other consumer	1,141	1,125
Total consumer	31,349	31,408
	$80,127	$80,095
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $644 million since year-end 2016 driven primarily by new relationships and expansion of existing relationships in government and institutional banking, asset-based lending, financial services, and real estate investment trust portfolios, which more than offset declines in energy balances. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $422 million from year-end 2016 as a result of continued softness in demand and increasing competition for middle market and small business loans. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	June 30, 2017
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,008	$562	$1,570
Agriculture	585	252	837
Educational services	2,099	383	2,482
Energy	1,985	1,976	3,961
Financial services	3,533	3,045	6,578
Government and public sector	2,692	388	3,080
Healthcare	4,178	1,525	5,703
Information	974	956	1,930
Manufacturing (1)	4,420	3,658	8,078
Professional, scientific and technical services (1)	1,540	1,231	2,771
Real estate (1)	6,382	5,376	11,758
Religious, leisure, personal and non-profit services	1,926	536	2,462
Restaurant, accommodation and lodging	2,237	616	2,853
Retail trade	2,663	2,244	4,907
Transportation and warehousing (1)	1,891	817	2,708
Utilities	1,287	2,219	3,506
Wholesale goods (1)	3,095	2,272	5,367
Other (2)	(6)	1,064	1,058
Total commercial	$42,489	$29,120	$71,609

	December 31, 2016 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$899	$481	$1,380
Agriculture	612	241	853
Educational services	1,929	307	2,236
Energy	2,097	1,968	4,065
Financial services (4)	3,473	3,228	6,701
Government and public sector	2,485	246	2,731
Healthcare	4,178	1,483	5,661
Information	1,111	817	1,928
Manufacturing (4)	4,101	4,024	8,125
Professional, scientific and technical services (4)	1,701	1,052	2,753
Real estate (4)	6,513	5,445	11,958
Religious, leisure, personal and non-profit services	1,934	495	2,429
Restaurant, accommodation and lodging	2,436	650	3,086
Retail trade	2,570	2,339	4,909
Transportation and warehousing (4)	2,196	1,005	3,201
Utilities	1,147	2,008	3,155
Wholesale goods (4)	2,795	2,396	5,191
Other (2)	36	1,162	1,198
Total commercial	$42,213	$29,347	$71,560

________

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of June 30, 2017, total indirect energy-related loans were approximately $544 million, with approximately $516 million included in commercial loans and $28 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $450 million as of June 30, 2017.

(2)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

(3)
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

(4)
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

Regions continues to monitor the impacts of low oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at June 30, 2017 amounted to approximately $2.0 billion, consisting of loans such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $544 million at June 30, 2017. The entire energy-related portfolio, combining direct and indirect loans, was approximately $2.5 billion or 3 percent of total loans at June 30, 2017. Regions has $1 million of energy-related loans held for sale. Regions also has $97 million of energy-related operating leases. Regions evaluates the current value of these operating lease assets and tests for impairment when indicators of impairment are present. Economic trends such as volatility in commodity prices and collateral valuations, as well as circumstances related to individually large operating lease assets could result in impairment. If an impairment loss is deemed necessary on operating lease assets, the impairment is recorded through other non-interest income.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $185 million in comparison to 2016 year-end balances.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $325 million increase in comparison to 2016 year-end balances. Approximately $1.4 billion in new loan originations were retained on the balance sheet through the first six months of 2017.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.4 billion at June 30, 2017 as compared to $10.7 billion at December 31, 2016. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2017. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2017	$4	0.06%	$9	0.13%	$13
2018	9	0.13	16	0.23	25
2019	69	1.00	60	0.88	129
2020	143	2.09	111	1.63	254
2021	170	2.48	148	2.16	318
2022-2026	1,546	22.58	1,623	23.70	3,169
2027-2031	1,560	22.78	1,379	20.14	2,939
Thereafter	—	—	1	0.01	1
Total	$3,501	51.12%	$3,347	48.88%	$6,848
Of the $10.4 billion home equity portfolio at June 30, 2017, approximately $6.8 billion were home equity lines of credit and $3.6 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment period. Prior to May 2009, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of June 30, 2017, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either begin to mature with a balloon payment or convert to amortizing status after fiscal year 2020.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances were 1 percent in the residential first mortgage portfolio and 2 percent in the home equity portfolio at June 30, 2017.
Table 5—Estimated Current Loan to Value Ranges

	June 30, 2017			December 31, 2016
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$117	$59	$165	$139	$82	$235
80% - 100%	1,693	319	581	1,675	371	677
Below 80%	11,427	6,277	2,787	11,090	6,248	2,814
Data not available	528	89	142	536	99	161
	$13,765	$6,744	$3,675	$13,440	$6,800	$3,887

Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $387 million from year-end 2016, primarily because Regions terminated a third-party purchase arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease during 2017.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $268 million from year-end 2016 primarily due to continued growth in point of sale initiatives and the purchase of $138 million in loans during the second quarter of 2017.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $13 million from year-end 2016.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $16 million from year-end 2016.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans. Residential first mortgage FICO scores are also refreshed quarterly. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both June 30, 2017 and December 31, 2016.
Table 6—Estimated Current FICO Score Ranges

	June 30, 2017
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$779	$284	$187	$371	$28	$77	$77
620-680	859	516	318	449	109	207	149
681-720	1,362	831	471	471	175	268	224
Above 720	9,973	4,977	2,638	2,261	550	622	632
Data not available	792	136	61	101	326	9	59
	$13,765	$6,744	$3,675	$3,653	$1,188	$1,183	$1,141

	December 31, 2016
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$807	$301	$204	$427	$19	$71	$82
620-680	920	529	355	527	94	206	162
681-720	1,400	834	489	559	141	271	222
Above 720	9,578	4,988	2,775	2,402	382	647	597
Data not available	735	148	64	125	284	1	62
	$13,440	$6,800	$3,887	$4,040	$920	$1,196	$1,125

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
The allowance for loan losses totaled $1.0 billion at June 30, 2017 as compared to $1.1 billion in December 31, 2016. The allowance for loan losses as a percentage of net loans decreased from 1.36 percent at December 31, 2016 to 1.30 percent at June 30, 2017. The decrease in the percentage is primarily attributable to a reduction in non-performing and criticized loans, decreased allowance associated with commercial charge-offs and continued improvement in the energy portfolio.
The provision for loan losses decreased for the first six months of 2017 as compared to the same period in 2016. During the first six months of 2017, the provision for loan losses was less than net charge-offs by approximately $50 million. Net charge-offs for the first six months of 2017 were approximately $28 million higher as compared to the same period in 2016, reflecting a small number of large-dollar commercial loan charge-offs within the energy, healthcare, and education sectors.
Although elevated charge-offs were experienced during the first six months of 2017 associated with larger dollar commercial credits, management expects that net loan charge-offs will be in the 0.35 percent to 0.50 percent range for the 2017 year. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility during the remainder of 2017. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 7 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 7—Allowance for Credit Losses

	Six Months Ended June 30
	2017	2016
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,091	$1,106
Loans charged-off:
Commercial and industrial	83	57
Commercial real estate mortgage—owner-occupied	13	13
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	2	1
Commercial investor real estate construction	—	—
Residential first mortgage	6	7
Home equity	18	35
Indirect—vehicles	26	23
Indirect—other consumer	11	6
Consumer credit card	27	19
Other consumer	37	32
	223	194
Recoveries of loans previously charged-off:
Commercial and industrial	13	10
Commercial real estate mortgage—owner-occupied	4	5
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	6	4
Commercial investor real estate construction	1	1
Residential first mortgage	2	2
Home equity	10	14
Indirect—vehicles	10	9
Indirect—other consumer	—	—
Consumer credit card	3	3
Other consumer	6	6
	55	54
Net charge-offs:
Commercial and industrial	70	47
Commercial real estate mortgage—owner-occupied	9	8
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	(4)	(3)
Commercial investor real estate construction	(1)	(1)
Residential first mortgage	4	5
Home equity	8	21
Indirect—vehicles	16	14
Indirect—other consumer	11	6
Consumer credit card	24	16
Other consumer	31	26
	168	140
Provision for loan losses	118	185
Allowance for loan losses at June 30	$1,041	$1,151
Reserve for unfunded credit commitments at beginning of year	$69	$52
Provision (credit) for unfunded credit losses	(2)	12
Reserve for unfunded credit commitments at June 30	$67	$64
Allowance for credit losses at June 30	$1,108	$1,215
Loans, net of unearned income, outstanding at end of period	$80,127	$81,702
Average loans, net of unearned income, outstanding for the period	$80,144	$81,735
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.30%	1.41%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.27x	1.12x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.42%	0.34%

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
Table 8—Troubled Debt Restructurings

	June 30, 2017		December 31, 2016
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$366	$53	$241	$38
Investor real estate	108	14	90	8
Residential first mortgage	388	45	380	46
Home equity	268	4	286	5
Indirect—vehicles	1	—	1	—
Consumer credit card	1	—	2	—
Other consumer	9	—	10	—
	1,141	116	1,010	97
Non-accrual status or 90 days past due and still accruing:
Commercial	227	52	279	65
Investor real estate	2	1	5	2
Residential first mortgage	66	8	74	9
Home equity	14	—	17	—
	309	61	375	76
Total TDRs - Loans	$1,450	$177	$1,385	$173

TDRs - Held For Sale	3	—	3	—
Total TDRs	$1,453	$177	$1,388	$173
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$520	$95	$281	$179
Inflows	272	50	177	11
Outflows
Charge-offs	(10)	(1)	(12)	—
Foreclosure	(1)	—	—	—
Payments, sales and other (1)	(188)	(34)	(85)	(49)
Balance, end of period	$593	$110	$361	$141
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $8 million of commercial loans and none of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2017. During the six months ended June 30, 2016, $22 million of commercial loans and $6 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	June 30, 2017	December 31, 2016
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$540	$623
Commercial real estate mortgage—owner-occupied	148	210
Commercial real estate construction—owner-occupied	3	3
Total commercial	691	836
Commercial investor real estate mortgage	12	17
Commercial investor real estate construction	—	—
Total investor real estate	12	17
Residential first mortgage	46	50
Home equity	73	92
Indirect - vehicles	1	—
Total consumer	120	142
Total non-performing loans, excluding loans held for sale	823	995
Non-performing loans held for sale	8	13
Total non-performing loans(1)	831	1,008
Foreclosed properties	81	90
Total non-performing assets(1)	$912	$1,098
Accruing loans 90 days past due:
Commercial and industrial	$4	$6
Commercial real estate mortgage—owner-occupied	2	2
Total commercial	6	8
Residential first mortgage(2)	84	99
Home equity	30	33
Indirect—vehicles	8	10
Consumer credit card	15	15
Other consumer	3	5
Total consumer	140	162
	$146	$170
Restructured loans not included in the categories above	$1,141	$1,010
Non-performing loans(1) to loans and non-performing loans held for sale	1.04%	1.26%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.14%	1.37%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $85 million at June 30, 2017 and $113 million at December 31, 2016.

Non-performing loans at June 30, 2017 have decreased compared to year-end levels, due to improvement in credit quality as evidenced by stability in oil prices. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2017.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $146 million at June 30, 2017, a decrease from $170 million at December 31, 2016.
At June 30, 2017, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$836	$17	$142	$995
Additions	257	6	—	263
Net payments/other activity	(231)	(4)	(22)	(257)
Return to accrual	(68)	(4)	—	(72)
Charge-offs on non-accrual loans(2)	(91)	(1)	—	(92)
Transfers to held for sale(3)	(10)	(2)	—	(12)
Transfers to foreclosed properties	(2)	—	—	(2)
Sales	—	—	—	—
Balance at end of period	$691	$12	$120	$823

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$595	$31	$156	$782
Additions	522	11	—	533
Net payments/other activity	(152)	(5)	(2)	(159)
Return to accrual	(21)	(2)	—	(23)
Charge-offs on non-accrual loans(2)	(68)	(1)	—	(69)
Transfers to held for sale(3)	(30)	—	(1)	(31)
Transfers to foreclosed properties	(2)	—	—	(2)
Sales	(5)	(1)	—	(6)
Balance at end of period	$839	$33	$153	$1,025
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $4 million and $16 million recorded upon transfer for the six months ended June 30, 2017 and 2016, respectively.

GOODWILL
Goodwill totaled $4.9 billion at both June 30, 2017 and December 31, 2016 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2016 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the second quarter of 2017 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2017 interim period.
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
The following table summarizes deposits by category:
Table 12—Deposits

	June 30, 2017	December 31, 2016
	(In millions)
Non-interest-bearing demand	$37,119	$36,046
Savings	8,346	7,840
Interest-bearing transaction	19,233	20,259
Money market—domestic	26,384	27,293
Money market—foreign	71	186
Low-cost deposits	91,153	91,624
Time deposits	6,940	7,183
Customer deposits	98,093	98,807
Corporate treasury time deposits	—	228
	$98,093	$99,035
Total deposits at June 30, 2017 decreased approximately $942 million compared to year-end 2016 levels. The decrease was driven primarily by declines in interest-bearing transaction and domestic money market accounts totaling $1.9 billion. Interest-bearing transaction accounts have declined primarily due to the Company's strategic reductions of certain trust customer deposits, which require collateralization by securities, and have been shifted into other fee income-producing customer investments. Money market accounts declined since year-end as a result of a decision to reduce higher-cost retail brokered sweep deposits that were no longer a necessary component of the Company's funding strategy. These decreases were partially offset by continued growth in non-interest-bearing demand and savings accounts totaling $1.6 billion. Customer time deposits declined $243 million due to maturities with minimal reinvestment by customers as a result of continued customer preference for more liquid deposit products as market interest rates remain low. Also, corporate treasury time deposits declined from $228 million to zero as a result of the lack of loan demand decreasing the need for wholesale deposit funding alternatives.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $600 million at June 30, 2017 compared to zero at December 31, 2016. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
In the near term, Regions expects the use of wholesale unsecured borrowings for its funding needs to remain low. Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy.
The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	June 30, 2017	December 31, 2016
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$101	$100
3.20% senior notes due February 2021	1,102	1,102
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	158	159
7.375% subordinated notes due December 2037	297	297
Valuation adjustments on hedged long-term debt	(26)	(30)
	1,732	1,728
Regions Bank:
Federal Home Loan Bank advances	3,254	4,254
2.25% senior notes due September 2018	748	748
7.50% subordinated notes due May 2018	499	499
6.45% subordinated notes due June 2037	495	495
3.80% affiliate subordinated notes due February 2025	150	150
Other long-term debt	38	40
Valuation adjustments on hedged long-term debt	(1)	(1)
	5,183	6,185
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	(150)
Total consolidated	$6,765	$7,763
Long-term borrowings decreased approximately $1.0 billion since year-end 2016. The decrease was the result of a $1.0 billion decrease in the FHLB advances.
Long-term FHLB advances have a weighted-average interest rate of 1.1 percent at June 30, 2017 and 0.8 percent at December 31, 2016 with remaining maturities ranging from less than one year to fourteen years and a weighted-average of 0.4 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $16.9 billion at June 30, 2017 as compared to $16.7 billion at December 31, 2016. During the first six months of 2017, net income increased stockholders’ equity by $617 million, while cash dividends on common stock reduced stockholders' equity by $162 million and cash dividends on preferred stock reduced stockholder's equity by $32 million. Changes in accumulated other comprehensive income increased stockholders' equity by $71 million, primarily due to the net change in unrealized gains (losses) on securities available for sale. Common stock repurchased during the first six months of 2017 reduced stockholders' equity by $275 million. These shares were immediately retired and therefore are not included in treasury stock.
On June 28, 2017, Regions received no objection from the Federal Reserve to its 2017 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase.
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
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	June 30, 2017 Ratio (2)	December 31, 2016 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	11.47%	11.21%	4.50%	N/A
Regions Bank	12.49	12.14	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	12.27%	11.98%	6.00%	6.00%
Regions Bank	12.49	12.14	6.00	8.00
Total capital:
Regions Financial Corporation	14.30%	14.15%	8.00%	10.00%
Regions Bank	14.23	14.00	8.00	10.00
Leverage capital:
Regions Financial Corporation	10.41%	10.20%	4.00%	N/A
Regions Bank	10.61	10.34	4.00	5.00%
________

(1)	The 2017 and 2016 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
At June 30, 2017, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of June 30, 2017 and December 31, 2016.
Table 15—Credit Ratings

As of June 30, 2017
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
Table 16—GAAP to Non-GAAP Reconciliation

		June 30, 2017	December 31, 2016
		(Dollars in millions)
ADJUSTED NON-ACCRUAL LOANS AND SELECTED RATIOS
Allowance for loan losses (GAAP)	A	$1,041	$1,091
Less: Direct energy portion		136	147
Adjusted allowance for loan losses (non-GAAP)	B	$905	$944
Total non-accrual loans (GAAP)	C	$823	$995
Less: Direct energy non-accrual loans		267	311
Adjusted total non-accrual loans (non-GAAP)	D	$556	$684
Allowance for loan losses to non-performing loans, excluding loans held for sale (GAAP)	A/C	1.27x	1.10x
Adjusted allowance for loan losses to non-performing loans, excluding loans held for sale (GAAP)	B/D	1.63x	1.38x

		Three Months Ended June 30		Six Months Ended June 30
		2017	2016	2017	2016
		(Dollars in millions)
INCOME
Net income (GAAP)		$316	$275	$617	$548
Preferred dividends (GAAP)		(16)	(16)	(32)	(32)
Net income available to common shareholders (GAAP)	E	$300	$259	$585	$516
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense from continuing operations (GAAP)	F	$909	$915	$1,786	$1,784
Significant items:
Professional, legal and regulatory expenses (1)		—	(3)	—	(3)
Branch consolidation, property and equipment charges		(7)	(22)	(8)	(36)
Salary and employee benefits—severance charges		(3)	(1)	(7)	(13)
Adjusted non-interest expense (non-GAAP)	G	$899	$889	$1,771	$1,732
Net interest income and other financing income (GAAP)		$882	$848	$1,741	$1,710
Taxable-equivalent adjustment		22	21	44	42
Net interest income and other financing income from continuing operations, taxable-equivalent basis	H	904	869	1,785	1,752
Non-interest income from continuing operations (GAAP)	I	525	526	1,035	1,032
Significant items:
Securities (gains) losses, net		(1)	(6)	(1)	(1)
Insurance proceeds (2)		—	—	—	(3)
Gain on sale of affordable housing residential mortgage loans (3)		(5)	—	(5)	—
Adjusted non-interest income (non-GAAP)	J	$519	$520	$1,029	$1,028
Total revenue, taxable-equivalent basis	H+I=K	$1,429	$1,395	$2,820	$2,784
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	H+J=L	$1,423	$1,389	$2,814	$2,780
Efficiency ratio (GAAP)	F/K	63.62%	65.62%	63.34%	64.08%
Adjusted efficiency ratio (non-GAAP)	G/L	63.18%	63.98%	62.97%	62.30%
Fee income ratio (GAAP)	I/K	36.75%	37.70%	36.71%	37.07%
Adjusted fee income ratio (non-GAAP)	J/L	36.48%	37.46%	36.56%	37.00%

		Three Months Ended June 30		Six Months Ended June 30
		2017	2016	2017	2016
		(Dollars in millions)
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,803	$17,151	$16,727	$17,119
Less: Average intangible assets (GAAP)		5,108	5,124	5,114	5,127
Average deferred tax liability related to intangibles (GAAP)		(156)	(163)	(156)	(164)
Average preferred stock (GAAP)		820	820	820	820
Average tangible common stockholders’ equity (non-GAAP)	M	$11,031	$11,370	$10,949	$11,336
Return on average tangible common stockholders’ equity (non-GAAP) (4)	E/M	10.91%	9.15%	10.77%	9.15%

		June 30, 2017	December 31, 2016
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS-CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,893	$16,664
Less: Ending intangible assets (GAAP)		5,102	5,125
Ending deferred tax liability related to intangibles (GAAP)		(156)	(155)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	N	$11,127	$10,874
Ending total assets (GAAP)		$124,643	$125,968
Less: Ending intangible assets (GAAP)		5,102	5,125
Ending deferred tax liability related to intangibles (GAAP)		(155)	(155)
Ending tangible assets (non-GAAP)	O	$119,696	$120,998
End of period shares outstanding	P	1,199	1,215
Tangible common stockholders’ equity to tangible assets (non-GAAP)	N/O	9.30%	8.99%
Tangible common book value per share (non-GAAP)	N/P	$9.28	$8.95
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (5)
Stockholders’ equity (GAAP)		$16,893	$16,664
Non-qualifying goodwill and intangibles		(4,932)	(4,955)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		432	489
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	Q	$11,573	$11,378
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (6)	R	$101,894	$102,975
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	Q/R	11.36%	11.05%
_________

(1)	Regions recorded $3 million of contingent legal and regulatory accruals during the second quarter of 2016.

(2)	Insurance proceeds recognized in 2016 are related to the settlement of the previously disclosed 2010 class-action lawsuit.

(3)
Gain on sale of affordable housing residential mortgage loans in the fourth quarter of 2016 was due to the decision to sell approximately $171 million of loans to Freddie Mac. Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which was recognized during the second quarter of 2017.

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

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis from Continuing Operations

	Three Months Ended June 30
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	—%	$3	$—	—%
Trading account securities	150	—	—	114	1	0.99
Securities:
Taxable	25,269	151	2.40	24,682	145	2.36
Tax-exempt	—	—	—	1	—	—
Loans held for sale	509	4	3.43	458	4	3.45
Loans, net of unearned income (1)(2)	80,110	823	4.10	81,960	783	3.82
Investment in operating leases, net	631	6	2.88	792	6	2.81
Other earning assets	2,532	9	1.54	2,970	8	1.10
Total earning assets	109,202	993	3.63	110,980	947	3.41
Allowance for loan losses	(1,069)			(1,158)
Cash and due from banks	1,856			1,792
Other non-earning assets	13,854			13,798
	$123,843			$125,412
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,359	4	0.15	$7,794	2	0.14
Interest-bearing checking	19,272	8	0.19	20,760	5	0.09
Money market	26,712	10	0.15	26,585	7	0.11
Time deposits	7,005	15	0.87	7,338	14	0.73
Total interest-bearing deposits (3)	61,348	37	0.24	62,477	28	0.18
Other short-term borrowings	422	2	0.99	—	—	—
Long-term borrowings	6,748	50	2.97	8,523	50	2.33
Total interest-bearing liabilities	68,518	89	0.52	71,000	78	0.44
Non-interest-bearing deposits (3)	36,141	—	—	35,020	—	—
Total funding sources	104,659	89	0.34	106,020	78	0.29
Net interest spread			3.11			2.97
Other liabilities	2,387			2,241
Stockholders’ equity	16,797			17,151
	$123,843			$125,412
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (4)		$904	3.32%		$869	3.15%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $6 million and $8 million for the three months ended June 30, 2017 and 2016, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.15% and 0.12% for the three months ended June 30, 2017 and 2016, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	—%	$7	$—	—%
Trading account securities	137	2	3.18	123	4	5.93
Securities:
Taxable	25,170	299	2.40	24,650	292	2.38
Tax-exempt	—	—	—	1	—	—
Loans held for sale	525	8	3.20	410	7	3.38
Loans, net of unearned income (1)(2)	80,144	1,618	4.04	81,735	1,572	3.84
Investment in operating leases, net	655	11	3.07	809	11	2.76
Other earning assets	2,988	21	1.44	3,508	18	1.03
Total earning assets	109,620	1,959	3.58	111,243	1,904	3.42
Allowance for loan losses	(1,081)			(1,133)
Cash and due from banks	1,877			1,751
Other non-earning assets	13,908			13,825
	$124,324			$125,686
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,205	7	0.16	$7,642	5	0.15
Interest-bearing checking	19,592	16	0.17	21,002	10	0.09
Money market	26,968	19	0.14	26,703	14	0.11
Time deposits	7,075	30	0.85	7,353	26	0.70
Total interest-bearing deposits (3)	61,840	72	0.23	62,700	55	0.18
Other short-term borrowings	356	2	0.86	4	—	—
Long-term borrowings	7,103	100	2.82	8,665	97	2.23
Total interest-bearing liabilities	69,299	174	0.51	71,369	152	0.43
Non-interest-bearing deposits (3)	35,886	—	—	34,923	—	—
Total funding sources	105,185	174	0.33	106,292	152	0.29
Net interest spread			3.07			2.99
Other liabilities	2,416			2,275
Stockholders’ equity	16,723			17,119
	$124,324			$125,686
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (4)		$1,785	3.28%		$1,752	3.17%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $11 million and $19 million for the six months ended June 30, 2017 and 2016, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.15% and 0.11% for the six months ended June 30, 2017 and 2016, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2017, net interest income and other financing income (taxable-equivalent basis) totaled $904 million compared to $869 million in the second quarter of 2016. The net interest margin (taxable-equivalent basis) was 3.32 percent for the second quarter of 2017 and 3.15 percent for the second quarter of 2016. Net interest income and other financing income (taxable-equivalent basis) totaled $1.8 billion for the first six months of both 2017 and 2016. The net interest margin (taxable-equivalent basis) was 3.28 percent and 3.17 percent for the first six months of 2017 and 2016, respectively. The increase in net interest margin (taxable-equivalent basis) for the second quarter and first six months of 2017, compared to the same periods of 2016, was primarily due to higher market interest rates, prudent deposit cost management, and the impact of balance sheet management strategies, including higher investment securities balances, partially offset by lower average loan balances.

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
Exposure to Interest Rate Movements—As of June 30, 2017, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2018. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have not resulted in a meaningful increase in deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
With respect to sensitivity to long-term interest rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $83 million if longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if longer-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $50 million. While long-term rates have retracted from post-election highs, they remain moderately elevated through the second quarter, reducing the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization. To the extent that interest rates do not materially decline, net interest income sensitivity driven by middle and long-term interest rates will be primarily attributable to changes in the level of reinvestment yields on fixed rate assets. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e. including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2017
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$231
+ 100 basis points	134
- 50 basis points	(68)

Instantaneous Change in Interest Rates
+ 200 basis points	$224
+ 100 basis points	156
- 50 basis points	(107)
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g., Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $56 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2017
		Estimated Fair Value		Weighted-Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$1,850	$—	$21	2.6	1.2%	1.2%
Receive variable/pay fixed	318	1	9	10.3	1.2	2.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	7,400	20	158	5.9	1.4	1.1
Total derivatives designated as hedging instruments	$9,568	$21	$188	5.4	1.4%	1.2%

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
LIQUIDITY RISK
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. In 2014, the FRB, the OCC and the FDIC released the final version of the liquidity coverage ratio rule, which is designed to ensure that financial institutions have the necessary assets on hand to withstand short-term liquidity disruptions. See the "Liquidity Coverage Ratio" discussion included in the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2017, Regions had approximately $2.3 billion in cash on deposit with the FRB, a decrease from approximately $3.6 billion at December 31, 2016.
Regions’ borrowing availability with the FRB as of June 30, 2017, based on assets pledged as collateral on that date, was $16.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2017, Regions’ outstanding balance of FHLB borrowings was $3.9 billion and its total borrowing capacity from the FHLB totaled $14.1 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions devotes significant financial and non-financial resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program that includes oversight of third-party relationships involving vendors. The Board, through its various committees, is briefed at least quarterly on information security matters.
Regions participates in information sharing organizations such as FS-ISAC, to gather and share information among peer banks and other financial institutions to better prepare and protect its information systems from attack. FS-ISAC is a nonprofit organization whose objective is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead made available for the greater good of the membership. In addition to FS-ISAC, Regions is a member of BITS. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
Regions has contracts with vendors to provide denial of service mitigation. These vendors have also continued to commit the necessary resources to support Regions in the event of an attack. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security. As an additional security measure, Regions has engaged a computer forensics firm and an industry-leading consulting firm on retainer in case of a breach event. Furthermore, some of Regions' exposure with respect to data breaches may be offset by applicable insurance.
Even if Regions successfully prevents data breaches to its own network, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards, impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain components of its business infrastructure, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance on them may also increase exposure to information security risk.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $48 million in the second quarter of 2017 compared to $72 million during the second quarter of 2016. The provision for loan losses totaled $118 million for the first six months of 2017 compared to $185 million for the first six months of 2016. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.

NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2017 vs. 6/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$169	$166	$3	1.8%
Card and ATM fees	104	99	5	5.1%
Investment management and trust fee income	57	52	5	9.6%
Mortgage income	40	46	(6)	(13.0)%
Capital markets fee income and other	38	38	—	NM
Insurance commissions and fees	36	36	—	NM
Bank-owned life insurance	22	20	2	10.0%
Commercial credit fee income	18	18	—	NM
Investment services fee income	15	15	—	NM
Securities gains (losses), net	1	6	(5)	(83.3)%
Market value adjustments on employee benefit assets	2	8	(6)	(75.0)%
Other miscellaneous income	23	22	1	4.5%
	$525	$526	$(1)	(0.2)%

	Six Months Ended June 30		Year-to-Date Change 6/30/2017 vs. 6/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$337	$325	$12	3.7%
Card and ATM fees	208	194	14	7.2%
Investment management and trust fee income	113	102	11	10.8%
Mortgage income	81	84	(3)	(3.6)%
Capital markets fee income and other	70	79	(9)	(11.4)%
Insurance commissions and fees	73	76	(3)	(3.9)%
Bank-owned life insurance	41	53	(12)	(22.6)%
Commercial credit fee income	36	37	(1)	(2.7)%
Investment services fee income	31	31	—	NM
Insurance proceeds	—	3	(3)	(100.0)%
Securities gains (losses), net	1	1	—	NM
Market value adjustments on employee benefit assets	7	(4)	11	(275.0)%
Other miscellaneous income	37	51	(14)	(27.5)%
	$1,035	$1,032	$3	0.3%
________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increases during the second quarter of 2017 and first six months of 2017 compared to the same periods of 2016 was primarily due to checking account growth and increases in non-sufficient fund fees.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in the second quarter and first six months of 2017 compared to the same periods of 2016 was primarily the result of increased checking accounts and related spending volume resulting in higher interchange income. Additionally, lower processing expenses contributed to the increases.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. The increases in the second quarter of 2017 and the first six months of 2017 compared to the same periods of 2016 were primarily the result of increases in assets under administration.

Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets fee income and other remained flat in the second quarter of 2017 compared to the same period in 2016, but decreased in the first six months of 2017 compared to the same periods in 2016. The decrease was primarily due to a reduction in fees generated from the placement of permanent financing for real estate customers and mergers and acquisitions advisory services. The decrease was partially offset by an increase in fees obtained from debt underwriting activities.
Bank-owned life insurance—Bank-owned life insurance decreased in the first six months of 2017 compared to the same period in 2016 primarily due to reduced claims benefits and a gain on exchange of policies that was recognized in the first quarter of 2016.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets decreased in the second quarter and increased in the first six months of 2017 compared to the same periods of 2016 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and employee benefits expense.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, fees from safe deposit boxes, check fees, and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the first six months of 2017 compared to the same period of 2016 primarily due to lower net revenue from affordable housing. In addition, operating lease impairment charges of $7 million and $5 million were recorded in the second and first quarters of 2017, respectively.

NON-INTEREST EXPENSE

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2017 vs. 6/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$497	$480	$17	3.5%
Net occupancy expense	86	86	—	NM
Furniture and equipment expense	85	79	6	7.6%
Outside services	43	39	4	10.3%
Marketing	22	28	(6)	(21.4)%
FDIC insurance assessments	26	17	9	52.9%
Professional, legal and regulatory expenses	28	21	7	33.3%
Branch consolidation, property and equipment charges	7	22	(15)	(68.2)%
Credit/checkcard expenses	12	14	(2)	(14.3)%
Provision (credit) for unfunded credit losses	(3)	11	(14)	(127.3)%
Visa class B shares expense	1	2	(1)	(50.0)%
Other miscellaneous expenses	105	116	(11)	(9.5)%
	$909	$915	$(6)	(0.7)%

	Six Months Ended June 30		Year-to-Date Change 6/30/2017 vs. 6/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$975	$955	$20	2.1%
Net occupancy expense	171	172	(1)	(0.6)%
Furniture and equipment expense	165	157	8	5.1%
Outside services	83	75	8	10.7%
Marketing	46	53	(7)	(13.2)%
FDIC insurance assessments	53	42	11	26.2%
Professional, legal and regulatory expenses	50	34	16	47.1%
Branch consolidation, property and equipment charges	8	36	(28)	(77.8)%
Credit/checkcard expenses	26	27	(1)	(3.7)%
Provision (credit) for unfunded credit losses	(2)	12	(14)	(116.7)%
Visa class B shares expense	4	4	—	NM
Other miscellaneous expenses	207	217	(10)	(4.6)%
	$1,786	$1,784	$2	0.1%
________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits are comprised of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased for the second quarter and first six months of 2017 compared to the same periods in 2016. The primary drivers of the increase were merit increases and a $10 million pension settlement charge that both occurred during the second quarter of 2017. The increase was offset by lower production-based incentives and a reduction in staffing levels. Full-time equivalent headcount decreased to 22,126 at June 30, 2017 from 22,447 at June 30, 2016 reflecting the impact of the Company's efficiency initiatives implemented as part of its three-year strategic plan.
Furniture and equipment expense—Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during the second quarter and the first six months of 2017 compared to the same periods of 2016 primarily due to the completion of certain capital investment projects.

Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the second quarter and the first six months of 2017 compared to the same periods of 2016 primarily due to increased servicing costs related to point-of-sale lending through third parties.
FDIC insurance assessments—FDIC insurance assessments increased during the second quarter and the first six months of 2017 compared to the same periods of 2016 due to the implementation of the FDIC assessment surcharge that went into effect in the third quarter of 2016, as well as the impact of a $6 million refund recognized in the second quarter of 2016.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during the second quarter and first six months of 2017 compared to the same periods in 2016 due to an increase in legal settlement expense. Also contributing to the increase was a legal recovery of $7 million that was recognized in the first quarter of 2016.
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
Provision (credit) for unfunded credit losses—Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments. The provision for unfunded credit losses decreased during the second quarter and first six months of 2017 compared to the same periods of 2016. The (credit) for unfunded credit losses was primarily attributable to a reduction in the level of risk estimated for the unfunded credit commitments in the commercial and industrial portfolio.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses decreased during the second quarter and the first six months of 2017 compared to the same periods of 2016 primarily due to lower foreclosed property expenses.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended June 30, 2017 was $133 million compared to income tax expense of $115 million for the same period in 2016, resulting in effective tax rates of 29.5 percent and 29.7 percent, respectively. Income tax expense from continuing operations for the six months ended June 30, 2017 was $261 million compared to income tax expense of $228 million for the same period in 2016, resulting in effective tax rates of 30.0 percent and 29.5 percent, respectively. Both current periods were impacted due to the Company’s permanent tax adjustments offsetting a smaller proportion of pre-tax income. This impact was more than offset in the quarter-to-date period and partially offset in the year-to-date period principally by net tax benefits related to share-based payments.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, bank-owned life insurance and tax-exempt interest. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At June 30, 2017, the Company reported a net deferred tax asset of $212 million compared to a net deferred asset of $308 million at December 31, 2016. The change is due principally to a decrease in the deferred tax asset related to employee benefits and a decrease in unrealized losses on securities available for sale.
Regions adopted new accounting guidance related to accounting for share-based payments effective January 1, 2017. The guidance eliminates additional paid-in capital pools and designates that all excess tax benefits and deficiencies should be recorded in income tax expense or benefit when the awards vest or are settled. As a result of adoption of the new guidance, expiring stock options resulted in an incremental increase to income tax expense of approximately $5 million in the second quarter of 2017. However, the increase in the second quarter of 2017 was offset by approximately $8 million of income tax benefits from the vesting of restricted and performance stock awards occurring during the quarter.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three months ended June 30, 2017 loss from discontinued operations was immaterial and the six months ended June 30, 2017 income from discontinued operations was primarily the result of recoveries of legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 85 through 88 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2017, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2017, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2017	6,400,187	$13.77	6,400,187	$37,195,678
May 1-31, 2017	2,677,883	$13.82	2,677,883	$146,328
June 1-30, 2017	—	$—	—	$146,328
Total 2nd Quarter	9,078,070	$13.78	9,078,070	$146,328
On July 14, 2016, Regions' Board authorized a $640 million common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2016 through the second quarter of 2017. On October 12, 2016, Regions' Board authorized an additional $120 million repurchase, which increased the total amount authorized under the plan to $760 million. As of June 30, 2017, Regions had repurchased approximately 65.8 million shares of common stock at a total cost of approximately $760 million under this plan and concluded the plan during the second quarter of 2017.
Regions' Board authorized, effective June 28, 2017, a new $1.47 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2017 through the end of the second quarter of 2018. The Company began to repurchase shares under this plan in the third quarter of 2017, and as of August 3, 2017, Regions had additional repurchases of approximately 9.9 million shares of common stock at a total cost of approximately $144.9 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 27, 2017.

10.1	Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Restated as of January 1, 2014.

10.2	Amendment Number Two to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014.

10.3	2017 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.4	2017 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.5	2017 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 4, 2017	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)