Form 10-Q
period 2017-09-30
REGIONS FINANCIAL CORP
filed 2017-11-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,159,971,493 shares of common stock, par value $.01, outstanding as of November 6, 2017.

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

•
Any impairment of our goodwill or other intangibles, any repricing of assets, or any adjustment of valuation allowances on our deferred tax assets due to adverse changes in the economic environment, declining operations of the reporting unit, adverse consequences related to tax reform, or other factors.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(In millions, except share data)
Assets
Cash and due from banks	$1,829	$1,853
Interest-bearing deposits in other banks	1,932	3,583
Federal funds sold and securities purchased under agreements to resell	—	15
Trading account securities	193	124
Securities held to maturity (estimated fair value of $1,720 and $1,369, respectively)	1,703	1,362
Securities available for sale	23,659	23,781
Loans held for sale (includes $307 and $447 measured at fair value, respectively)	388	718
Loans, net of unearned income	79,356	80,095
Allowance for loan losses	(1,041)	(1,091)
Net loans	78,315	79,004
Other earning assets	1,421	1,644
Premises and equipment, net	2,057	2,096
Interest receivable	319	319
Goodwill	4,904	4,904
Residential mortgage servicing rights at fair value	335	324
Other identifiable intangible assets	187	221
Other assets	6,029	6,020
Total assets	$123,271	$125,968
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$37,293	$36,046
Interest-bearing	60,298	62,989
Total deposits	97,591	99,035
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	600	—
Total short-term borrowings	600	—
Long-term borrowings	6,102	7,763
Total borrowed funds	6,702	7,763
Other liabilities	2,354	2,506
Total liabilities	106,647	109,304
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,206,139,664 and 1,255,839,866 shares, respectively	12	13
Additional paid-in capital	16,344	17,092
Retained earnings	1,279	666
Treasury stock, at cost—41,259,320 and 41,259,319 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(454)	(550)
Total stockholders’ equity	16,624	16,664
Total liabilities and stockholders’ equity	$123,271	$125,968

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$827	$763	$2,401	$2,293
Securities - taxable	149	135	448	427
Loans held for sale	3	4	11	11
Trading account securities	1	—	3	4
Other earning assets	12	9	33	27
Operating lease assets	21	31	72	95
Total interest income, including other financing income	1,013	942	2,968	2,857
Interest expense on:
Deposits	42	31	114	86
Short-term borrowings	2	—	4	—
Long-term borrowings	53	51	153	148
Total interest expense	97	82	271	234
Depreciation expense on operating lease assets	18	25	58	78
Total interest expense and depreciation expense on operating lease assets	115	107	329	312
Net interest income and other financing income	898	835	2,639	2,545
Provision for loan losses	76	29	194	214
Net interest income and other financing income after provision for loan losses	822	806	2,445	2,331
Non-interest income:
Service charges on deposit accounts	175	166	512	491
Card and ATM fees	103	105	311	299
Investment management and trust fee income	58	54	171	156
Mortgage income	32	46	113	130
Securities gains (losses), net	8	—	9	1
Other	139	228	434	554
Total non-interest income	515	599	1,550	1,631
Non-interest expense:
Salaries and employee benefits	483	486	1,458	1,441
Net occupancy expense	91	87	262	259
Furniture and equipment expense	84	80	249	237
Other	228	281	703	781
Total non-interest expense	886	934	2,672	2,718
Income from continuing operations before income taxes	451	471	1,323	1,244
Income tax expense	139	152	400	380
Income from continuing operations	312	319	923	864
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1)	2	9	7
Income tax expense (benefit)	—	1	4	3
Income (loss) from discontinued operations, net of tax	(1)	1	5	4
Net income	$311	$320	$928	$868
Net income from continuing operations available to common shareholders	$296	$303	$875	$816
Net income available to common shareholders	$295	$304	$880	$820
Weighted-average number of shares outstanding:
Basic	1,182	1,246	1,197	1,266
Diluted	1,193	1,252	1,209	1,270
Earnings per common share from continuing operations:
Basic	$0.25	$0.24	$0.73	$0.64
Diluted	0.25	0.24	0.72	0.64
Earnings per common share:
Basic	$0.25	$0.24	$0.74	$0.65
Diluted	0.25	0.24	0.73	0.65
Cash dividends declared per common share	0.09	0.065	0.225	0.19
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2017	2016
	(In millions)
Net income	$311	$320
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($4) tax effect, respectively)	(1)	(5)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	5
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $16 and ($7) tax effect, respectively)	23	(13)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and zero tax effect, respectively)	2	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	21	(13)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $4 and ($12) tax effect, respectively)	6	(18)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $7 and $13 tax effect, respectively)	10	22
Net change in unrealized gains (losses) on derivative instruments, net of tax	(4)	(40)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($4) and ($3) tax effect, respectively)	(7)	(6)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	5
Other comprehensive income (loss), net of tax	25	(43)
Comprehensive income	$336	$277

	Nine Months Ended September 30
	2017	2016
	(In millions)
Net income	$928	$868
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($3) and ($8) tax effect, respectively)	(4)	(12)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	4	12
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $47 and $180 tax effect, respectively)	75	295
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $2 and zero tax effect, respectively)	3	1
Net change in unrealized gains (losses) on securities available for sale, net of tax	72	294
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $24 and $141 tax effect, respectively)	39	231
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $27 and $41 tax effect, respectively)	43	68
Net change in unrealized gains (losses) on derivative instruments, net of tax	(4)	163
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $1 tax effect, respectively)	(1)	(1)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($14) and ($9) tax effect, respectively)	(25)	(17)
Net change from defined benefit pension plans and other post employment benefits, net of tax	24	16
Other comprehensive income (loss), net of tax	96	485
Comprehensive income	$1,024	$1,353
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2016	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	868	—	—	868
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	12	12
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	294	294
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	163	163
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	16	16
Cash dividends declared—$0.19 per share	—	—	—	—	—	(240)	—	—	(240)
Preferred stock dividends	—	—	—	—	—	(48)	—	—	(48)
Common stock transactions:
Impact of share repurchases	—	—	(65)	—	(569)	—	—	—	(569)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	25	—	—	—	25
BALANCE AT SEPTEMBER 30, 2016	1	$820	1,236	$13	$17,339	$465	$(1,377)	$105	$17,365

BALANCE AT JANUARY 1, 2017	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	928	—	—	928
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	72	72
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(4)	(4)
Net change from employee benefit plans, net of tax	—	—	—	—	—	—	—	24	24
Cash dividends declared—$0.225 per share	—	—	—	—	—	(267)	—	—	(267)
Preferred stock dividends	—	—	—	—	—	(48)	—	—	(48)
Common stock transactions:
Impact of share repurchases	—	—	(54)	(1)	(774)	—	—	—	(775)
Impact of stock transactions under compensation plans, net and other	—	—	5	—	26	—	—	—	26
BALANCE AT SEPTEMBER 30, 2017	1	$820	1,165	$12	$16,344	$1,279	$(1,377)	$(454)	$16,624

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2017	2016
	(In millions)
Operating activities:
Net income	$928	$868
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	194	214
Depreciation, amortization and accretion, net	410	425
Securities (gains) losses, net	(9)	(1)
Deferred income tax expense	63	18
Originations and purchases of loans held for sale	(2,667)	(2,767)
Proceeds from sales of loans held for sale	3,074	2,711
(Gain) loss on sale of loans, net	(78)	(95)
Net change in operating assets and liabilities:
Trading account securities	(55)	23
Other earning assets	165	69
Interest receivable and other assets	(85)	28
Other liabilities	(9)	157
Other	36	104
Net cash from operating activities	1,967	1,754
Investing activities:
Proceeds from maturities of securities held to maturity	152	522
Proceeds from sales of securities available for sale	722	1,873
Proceeds from maturities of securities available for sale	2,747	3,325
Proceeds from sales of trading account securities	37	—
Purchases of securities available for sale	(3,395)	(6,108)
Purchases of securities held to maturity	(494)	—
Proceeds from sales of loans	45	86
Purchases of loans	(153)	(779)
Purchases of mortgage servicing rights	(40)	(35)
Net change in loans	498	720
Net purchases of other assets	(81)	(107)
Net cash from investing activities	38	(503)
Financing activities:
Net change in deposits	(1,444)	859
Net change in short-term borrowings	600	(10)
Proceeds from long-term borrowings	2,844	1,607
Payments on long-term borrowings	(4,504)	(3,910)
Cash dividends on common stock	(346)	(236)
Cash dividends on preferred stock	(48)	(48)
Repurchases of common stock	(775)	(569)
Taxes paid related to net share settlement of equity awards	(22)	(14)
Other	—	(6)
Net cash from financing activities	(3,695)	(2,327)
Net change in cash and cash equivalents	(1,690)	(1,076)
Cash and cash equivalents at beginning of year	5,451	5,314
Cash and cash equivalents at end of period	$3,761	$4,238

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Nine Months Ended September 30, 2017 and 2016
NOTE 1. BASIS OF PRESENTATION
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
The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses/(recoveries)	$1	$(2)	$(10)	$(8)
Other	—	—	1	1
Total non-interest expense	1	(2)	(9)	(7)
Income (loss) from discontinued operations before income taxes	(1)	2	9	7
Income tax expense (benefit)	—	1	4	3
Income (loss) from discontinued operations, net of tax	$(1)	$1	$5	$4
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$0.00	$0.00	$0.00

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	September 30, 2017
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,096	$—	$(42)	$1,054	$16	$(3)	$1,067
Commercial agency	653	—	(4)	649	6	(2)	653
	$1,749	$—	$(46)	$1,703	$22	$(5)	$1,720

Securities available for sale:
U.S. Treasury securities	$307	$1	$—	$308			$308
Federal agency securities	24	—	—	24			24
Mortgage-backed securities:
Residential agency	17,573	89	(178)	17,484			17,484
Residential non-agency	3	—	—	3			3
Commercial agency	3,630	14	(18)	3,626			3,626
Commercial non-agency	803	7	(1)	809			809
Corporate and other debt securities	1,179	28	(5)	1,202			1,202
Equity securities	193	10	—	203			203
	$23,712	$149	$(202)	$23,659			$23,659

	December 31, 2016
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,249	$—	$(49)	$1,200	$12	$(3)	$1,209
Commercial agency	167	—	(5)	162	—	(2)	160
	$1,416	$—	$(54)	$1,362	$12	$(5)	$1,369

Securities available for sale:
U.S. Treasury securities	$303	$1	$(1)	$303			$303
Federal agency securities	35	—	—	35			35
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	17,531	95	(255)	17,371			17,371
Residential non-agency	4	—	—	4			4
Commercial agency	3,486	9	(32)	3,463			3,463
Commercial non-agency	1,124	8	(3)	1,129			1,129
Corporate and other debt securities	1,272	19	(17)	1,274			1,274
Equity securities	194	7	—	201			201
	$23,950	$139	$(308)	$23,781			$23,781
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Securities with carrying values of $8.6 billion and $11.6 billion at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $50 million of encumbered U.S. Treasury securities at both September 30, 2017 and December 31, 2016.
The amortized cost and estimated fair value of securities held to maturity and securities available for sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,096	$1,067
Commercial agency	653	653
	$1,749	$1,720
Securities available for sale:
Due in one year or less	$37	$37
Due after one year through five years	761	771
Due after five years through ten years	570	581
Due after ten years	142	145
Mortgage-backed securities:
Residential agency	17,573	17,484
Residential non-agency	3	3
Commercial agency	3,630	3,626
Commercial non-agency	803	809
Equity securities	193	203
	$23,712	$23,659
The following tables present gross unrealized losses and the related estimated fair value of securities held to maturity and available for sale at September 30, 2017 and December 31, 2016. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$752	$(18)	$315	$(11)	$1,067	$(29)
Commercial agency	—	—	153	(6)	153	(6)
	$752	$(18)	$468	$(17)	$1,220	$(35)

Securities available for sale:
U.S. Treasury securities	$80	$—	$18	$—	$98	$—
Mortgage-backed securities:
Residential agency	10,060	(139)	1,519	(39)	11,579	(178)
Commercial agency	1,490	(15)	164	(3)	1,654	(18)
Commercial non-agency	175	(1)	30	—	205	(1)
All other securities	164	(1)	104	(4)	268	(5)
	$11,969	$(156)	$1,835	$(46)	$13,804	$(202)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$850	$(26)	$359	$(14)	$1,209	$(40)
Commercial agency	—	—	160	(7)	160	(7)
	$850	$(26)	$519	$(21)	$1,369	$(47)

Securities available for sale:
U.S. Treasury securities	$112	$(1)	$18	$—	$130	$(1)
Mortgage-backed securities:
Residential agency	12,071	(245)	570	(10)	12,641	(255)
Commercial agency	2,199	(31)	45	(1)	2,244	(32)
Commercial non-agency	402	(2)	176	(1)	578	(3)
All other securities	382	(6)	218	(11)	600	(17)
	$15,166	$(285)	$1,027	$(23)	$16,193	$(308)
The number of individual positions in an unrealized loss position in the tables above decreased from 1,613 at December 31, 2016 to 1,392 at September 30, 2017. The decrease in the number of securities and the total amount of unrealized losses from year-end 2016 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist as of September 30, 2017. For the nine months ended September 30, 2017, such impairments were immaterial.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as OTTI losses, are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions)
Gross realized gains	$5	$1	$9	$30
Gross realized losses	—	(1)	(3)	(28)
OTTI	(1)	—	(1)	(1)
Securities available for sale gains (losses), net (1)	$4	$—	$5	$1
________
(1) The securities gains (losses), net balances above exclude net trading securities gains of $4 million recognized during the third quarter of 2017.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2017	December 31, 2016
	(In millions, net of unearned income)
Commercial and industrial	$35,443	$35,012
Commercial real estate mortgage—owner-occupied	6,284	6,867
Commercial real estate construction—owner-occupied	335	334
Total commercial	42,062	42,213
Commercial investor real estate mortgage	3,999	4,087
Commercial investor real estate construction	1,936	2,387
Total investor real estate	5,935	6,474
Residential first mortgage	13,903	13,440
Home equity	10,276	10,687
Indirect—vehicles	3,489	4,040
Indirect—other consumer	1,318	920
Consumer credit card	1,214	1,196
Other consumer	1,159	1,125
Total consumer	31,359	31,408
	$79,356	$80,095
During the three months ended September 30, 2017, Regions purchased approximately $6 million in indirect-other consumer loans from third parties. During the three months ended September 30, 2016, Regions purchased approximately $200 million in indirect-vehicles and indirect-other consumer loans from third parties. During the nine months ended September 30, 2017 and 2016, the comparable loan purchase amounts were approximately $153 million and $779 million, respectively.
At September 30, 2017, $21.7 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At September 30, 2017, an additional $22.0 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2016, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended September 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2017	$707	$82	$252	$1,041
Provision (credit) for loan losses	8	(8)	76	76
Loan losses:
Charge-offs	(43)	—	(63)	(106)
Recoveries	11	3	16	30
Net loan losses	(32)	3	(47)	(76)
Allowance for loan losses, September 30, 2017	683	77	281	1,041
Reserve for unfunded credit commitments, July 1, 2017	63	4	—	67
Provision (credit) for unfunded credit losses	(8)	—	—	(8)
Reserve for unfunded credit commitments, September 30, 2017	55	4	—	59
Allowance for credit losses, September 30, 2017	$738	$81	$281	$1,100

	Three Months Ended September 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2016	$825	$87	$239	$1,151
Provision (credit) for loan losses	(15)	(7)	51	29
Loan losses:
Charge-offs	(31)	(1)	(62)	(94)
Recoveries	19	5	16	40
Net loan losses	(12)	4	(46)	(54)
Allowance for loan losses, September 30, 2016	798	84	244	1,126
Reserve for unfunded credit commitments, July 1, 2016	59	5	—	64
Provision (credit) for unfunded credit losses	8	—	—	8
Reserve for unfunded credit commitments, September 30, 2016	67	5	—	72
Allowance for credit losses, September 30, 2016	$865	$89	$244	$1,198

	Nine Months Ended September 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	41	(16)	169	194
Loan losses:
Charge-offs	(139)	(2)	(188)	(329)
Recoveries	28	10	47	85
Net loan losses	(111)	8	(141)	(244)
Allowance for loan losses, September 30, 2017	683	77	281	1,041
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	(9)	(1)	—	(10)
Reserve for unfunded credit commitments, September 30, 2017	55	4	—	59
Allowance for credit losses, September 30, 2017	$738	$81	$281	$1,100
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$202	$19	$52	$273
Collectively evaluated for impairment	481	58	229	768
Total allowance for loan losses	$683	$77	$281	$1,041
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$898	$108	$727	$1,733
Collectively evaluated for impairment	41,164	5,827	30,632	77,623
Total loans evaluated for impairment	$42,062	$5,935	$31,359	$79,356

	Nine Months Ended September 30, 2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	108	(21)	127	214
Loan losses:
Charge-offs	(102)	(2)	(184)	(288)
Recoveries	34	10	50	94
Net loan losses	(68)	8	(134)	(194)
Allowance for loan losses, September 30, 2016	798	84	244	1,126
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	20	—	—	20
Reserve for unfunded credit commitments, September 30, 2016	67	5	—	72
Allowance for credit losses, September 30, 2016	$865	$89	$244	$1,198
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$252	$19	$62	$333
Collectively evaluated for impairment	546	65	182	793
Total allowance for loan losses	$798	$84	$244	$1,126
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,119	$140	$785	$2,044
Collectively evaluated for impairment	41,625	6,624	30,590	78,839
Total loans evaluated for impairment	$42,744	$6,764	$31,375	$80,883

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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2017, and December 31, 2016. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	September 30, 2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33,323	$627	$1,000	$493	$35,443
Commercial real estate mortgage—owner-occupied	5,780	178	186	140	6,284
Commercial real estate construction—owner-occupied	315	6	8	6	335
Total commercial	$39,418	$811	$1,194	$639	$42,062
Commercial investor real estate mortgage	$3,729	$128	$137	$5	$3,999
Commercial investor real estate construction	1,888	2	46	—	1,936
Total investor real estate	$5,617	$130	$183	$5	$5,935

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,858	$45	$13,903
Home equity			10,206	70	10,276
Indirect—vehicles			3,488	1	3,489
Indirect—other consumer			1,318	—	1,318
Consumer credit card			1,214	—	1,214
Other consumer			1,159	—	1,159
Total consumer			$31,243	$116	$31,359
					$79,356

	December 31, 2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,619	$658	$1,112	$623	$35,012
Commercial real estate mortgage—owner-occupied	6,190	221	246	210	6,867
Commercial real estate construction—owner-occupied	308	8	15	3	334
Total commercial	$39,117	$887	$1,373	$836	$42,213
Commercial investor real estate mortgage	$3,766	$190	$114	$17	$4,087
Commercial investor real estate construction	2,192	129	66	—	2,387
Total investor real estate	$5,958	$319	$180	$17	$6,474

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,390	$50	$13,440
Home equity			10,595	92	10,687
Indirect—vehicles			4,040	—	4,040
Indirect—other consumer			920	—	920
Consumer credit card			1,196	—	1,196
Other consumer			1,125	—	1,125
Total consumer			$31,266	$142	$31,408
					$80,095

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$26	$20	$5	$51	$34,950	$493	$35,443
Commercial real estate mortgage—owner-occupied	16	4	4	24	6,144	140	6,284
Commercial real estate construction—owner-occupied	—	—	—	—	329	6	335
Total commercial	42	24	9	75	41,423	639	42,062
Commercial investor real estate mortgage	7	—	—	7	3,994	5	3,999
Commercial investor real estate construction	29	—	—	29	1,936	—	1,936
Total investor real estate	36	—	—	36	5,930	5	5,935
Residential first mortgage	90	59	174	323	13,858	45	13,903
Home equity	59	30	33	122	10,206	70	10,276
Indirect—vehicles	45	13	9	67	3,488	1	3,489
Indirect—other consumer	8	5	—	13	1,318	—	1,318
Consumer credit card	11	7	16	34	1,214	—	1,214
Other consumer	12	4	4	20	1,159	—	1,159
Total consumer	225	118	236	579	31,243	116	31,359
	$303	$142	$245	$690	$78,596	$760	$79,356

	December 31, 2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$59	$11	$6	$76	$34,389	$623	$35,012
Commercial real estate mortgage—owner-occupied	29	7	2	38	6,657	210	6,867
Commercial real estate construction—owner-occupied	1	—	—	1	331	3	334
Total commercial	89	18	8	115	41,377	836	42,213
Commercial investor real estate mortgage	6	8	—	14	4,070	17	4,087
Commercial investor real estate construction	—	—	—	—	2,387	—	2,387
Total investor real estate	6	8	—	14	6,457	17	6,474
Residential first mortgage	99	63	212	374	13,390	50	13,440
Home equity	60	22	33	115	10,595	92	10,687
Indirect—vehicles	56	14	10	80	4,040	—	4,040
Indirect—other consumer	5	3	—	8	920	—	920
Consumer credit card	9	7	15	31	1,196	—	1,196
Other consumer	13	5	5	23	1,125	—	1,125
Total consumer	242	114	275	631	31,266	142	31,408
	$337	$140	$283	$760	$79,100	$995	$80,095

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of September 30, 2017 and December 31, 2016. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$599	$110	$489	$60	$429	$124	39.1%
Commercial real estate mortgage—owner-occupied	156	16	140	12	128	38	34.6
Commercial real estate construction—owner-occupied	6	—	6	—	6	2	33.3
Total commercial	761	126	635	72	563	164	38.1
Commercial investor real estate mortgage	6	1	5	1	4	2	50.0
Total investor real estate	6	1	5	1	4	2	50.0
Residential first mortgage	28	1	27	—	27	3	14.3
Home equity	11	1	10	—	10	—	9.1
Total consumer	39	2	37	—	37	3	12.8
	$806	$129	$677	$73	$604	$169	37.0%

	Accruing Impaired Loans As of September 30, 2017
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$207	$6	$201	$32	18.4%
Commercial real estate mortgage—owner-occupied	64	3	61	6	14.1
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	272	9	263	38	17.3
Commercial investor real estate mortgage	77	2	75	12	18.2
Commercial investor real estate construction	29	1	28	5	20.7
Total investor real estate	106	3	103	17	18.9
Residential first mortgage	418	—	418	45	10.8
Home equity	263	1	262	4	1.9
Indirect—vehicles	—	—	—	—	—
Consumer credit card	1	—	1	—	—
Other consumer	9	—	9	—	—
Total consumer	691	1	690	49	7.2
	$1,069	$13	$1,056	$104	10.9%

	Total Impaired Loans As of September 30, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$806	$116	$690	$60	$630	$156	33.7%
Commercial real estate mortgage—owner-occupied	220	19	201	12	189	44	28.6
Commercial real estate construction—owner-occupied	7	—	7	—	7	2	28.6
Total commercial	1,033	135	898	72	826	202	32.6
Commercial investor real estate mortgage	83	3	80	1	79	14	20.5
Commercial investor real estate construction	29	1	28	—	28	5	20.7
Total investor real estate	112	4	108	1	107	19	20.5
Residential first mortgage	446	1	445	—	445	48	11.0
Home equity	274	2	272	—	272	4	2.2
Indirect—vehicles	—	—	—	—	—	—	—
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	730	3	727	—	727	52	7.5
	$1,875	$142	$1,733	$73	$1,660	$273	22.1%

	Non-accrual Impaired Loans As of December 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$685	$72	$613	$126	$487	$138	30.7%
Commercial real estate mortgage—owner-occupied	231	21	210	39	171	53	32.0
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	920	94	826	165	661	193	31.2
Commercial investor real estate mortgage	18	1	17	5	12	5	33.3
Total investor real estate	18	1	17	5	12	5	33.3
Residential first mortgage	41	12	29	—	29	4	39.0
Home equity	12	1	11	—	11	—	8.3
Total consumer	53	13	40	—	40	4	32.1
	$991	$108	$883	$170	$713	$202	31.3%

	Accruing Impaired Loans As of December 31, 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$187	$1	$186	$33	18.2%
Commercial real estate mortgage—owner-occupied	60	4	56	5	15.0
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	248	5	243	38	17.3
Commercial investor real estate mortgage	82	8	74	7	18.3
Commercial investor real estate construction	16	—	16	1	6.3
Total investor real estate	98	8	90	8	16.3
Residential first mortgage	435	10	425	51	14.0
Home equity	292	—	292	5	1.7
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	10	—	10	—	—
Total consumer	740	10	730	56	8.9
	$1,086	$23	$1,063	$102	11.5%

	Total Impaired Loans As of December 31, 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$872	$73	$799	$126	$673	$171	28.0%
Commercial real estate mortgage—owner-occupied	291	25	266	39	227	58	28.5
Commercial real estate construction—owner-occupied	5	1	4	—	4	2	60.0
Total commercial	1,168	99	1,069	165	904	231	28.3
Commercial investor real estate mortgage	100	9	91	5	86	12	21.0
Commercial investor real estate construction	16	—	16	—	16	1	6.3
Total investor real estate	116	9	107	5	102	13	19.0
Residential first mortgage	476	22	454	—	454	55	16.2
Home equity	304	1	303	—	303	5	2.0
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	10	—	10	—	10	—	—
Total consumer	793	23	770	—	770	60	10.5
	$2,077	$131	$1,946	$170	$1,776	$304	20.9%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2017 and 2016. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended September 30				Nine Months Ended September 30
	2017		2016		2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$748	$3	$816	$1	$804	$9	$670	$4
Commercial real estate mortgage—owner-occupied	209	2	296	1	234	4	313	3
Commercial real estate construction—owner-occupied	5	—	4	—	5	—	3	—
Total commercial	962	5	1,116	2	1,043	13	986	7
Commercial investor real estate mortgage	93	1	117	1	87	3	128	4
Commercial investor real estate construction	40	1	36	1	42	2	31	1
Total investor real estate	133	2	153	2	129	5	159	5
Residential first mortgage	448	4	464	4	454	12	473	12
Home equity	275	4	317	3	285	11	328	12
Consumer credit card	2	—	2	—	2	—	2	—
Other consumer	9	—	11	1	10	—	12	1
Total consumer	734	8	794	8	751	23	815	25
Total impaired loans	$1,829	$15	$2,063	$12	$1,923	$41	$1,960	$37
TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 6 "Allowance For Credit Losses" in the 2016 Annual Report on Form 10-K for additional information regarding the Company's TDRs.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At September 30, 2017, approximately $15 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At September 30, 2017, approximately $5 million in home equity first lien TDRs were in excess of 180 days past due and approximately $2 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2016 Annual Report on Form 10-K.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the nine months ended September 30, 2017 and 2016 totaled approximately $456 million and $347 million, respectively.

	Three Months Ended September 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	37	$157	$2
Commercial real estate mortgage—owner-occupied	33	32	1
Total commercial	70	189	3
Commercial investor real estate mortgage	8	45	2
Total investor real estate	8	45	2
Residential first mortgage	67	9	1
Home equity	10	1	—
Consumer credit card	11	—	—
Indirect—vehicles and other consumer	38	1	—
Total consumer	126	11	1
	204	$245	$6

	Three Months Ended September 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	47	$117	$2
Commercial real estate mortgage—owner-occupied	22	26	1
Total commercial	69	143	3
Commercial investor real estate mortgage	19	27	—
Commercial investor real estate construction	3	25	1
Total investor real estate	22	52	1
Residential first mortgage	51	9	1
Home equity	57	2	—
Consumer credit card	14	1	—
Indirect—vehicles and other consumer	47	1	—
Total consumer	169	13	1
	260	$208	$5

	Nine Months Ended September 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	106	$449	$9
Commercial real estate mortgage—owner-occupied	94	97	3
Commercial real estate construction—owner-occupied	3	2	—
Total commercial	203	548	12
Commercial investor real estate mortgage	33	93	3
Commercial investor real estate construction	5	70	2
Total investor real estate	38	163	5
Residential first mortgage	168	34	4
Home equity	101	8	—
Consumer credit card	54	—	—
Indirect—vehicles and other consumer	125	2	—
Total consumer	448	44	4
	689	$755	$21

	Nine Months Ended September 30, 2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	142	$298	$8
Commercial real estate mortgage—owner-occupied	98	60	2
Total commercial	240	358	10
Commercial investor real estate mortgage	68	87	1
Commercial investor real estate construction	8	36	1
Total investor real estate	76	123	2
Residential first mortgage	189	38	5
Home equity	263	13	—
Consumer credit card	65	1	—
Indirect—vehicles and other consumer	148	2	—
Total consumer	665	54	5
	981	$535	$17
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three and nine months ended September 30, 2017 and 2016, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$1	$16	$9	$28
Commercial real estate mortgage—owner-occupied	1	1	1	2
Total commercial	2	17	10	30
Commercial investor real estate mortgage	—	1	—	2
Commercial investor real estate construction	—	1	—	1
Total investor real estate	—	2	—	3
Residential first mortgage	1	7	6	18
Home equity	—	—	1	1
Total consumer	1	7	7	19
	$3	$26	$17	$52
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At September 30, 2017, approximately $93 million of commercial and investor real estate loans modified in a TDR during the three months ended September 30, 2017 were on non-accrual status. An immaterial amount was 90 days past due.
At September 30, 2017, Regions had restructured binding unfunded commitments totaling $20 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions)
Carrying value, beginning of period	$346	$216	$324	$252
Additions	10	34	56	73
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(9)	(2)	(12)	(60)
Economic amortization associated with borrower repayments	(12)	(10)	(33)	(27)
Carrying value, end of period	$335	$238	$335	$238
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2017	2016
	(Dollars in millions)
Unpaid principal balance	$32,586	$29,657
Weighted-average prepayment speed (CPR; percentage)	10.0%	12.3%
Estimated impact on fair value of a 10% increase	$(22)	$(13)
Estimated impact on fair value of a 20% increase	$(40)	$(24)
Option-adjusted spread (basis points)	860	1,060
Estimated impact on fair value of a 10% increase	$(11)	$(9)
Estimated impact on fair value of a 20% increase	$(23)	$(18)
Weighted-average coupon interest rate	4.1%	4.2%
Weighted-average remaining maturity (months)	282	280
Weighted-average servicing fee (basis points)	27.4	27.6
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions)
Servicing related fees and other ancillary income	$24	$21	$71	$63
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
As of September 30, 2017 and December 31, 2016, the DUS servicing portfolio was approximately $2.6 billion and $1.8 billion, respectively. The related commercial MSRs were valued at approximately $42 million and $30 million at September 30, 2017 and December 31, 2016, respectively. The estimated fair value of the loss share guarantee was valued at approximately $4 million at both September 30, 2017 and December 31, 2016.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	452	452
	$4,904	$4,904
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
During the third quarter of 2017, Regions assessed events and circumstances for all three reporting units as of September 30, 2017, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of September 30, 2017. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2017 interim period.

NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						September 30, 2017	December 31, 2016
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $24 million in cash dividends on Series A Preferred Stock during the first nine months of 2017 and 2016. Series B Preferred Stock dividends were also $24 million for the first nine months of 2017 and 2016.
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
The Board declared a $0.07 per share and $0.09 per share cash dividend on common stock for the second and third quarters of 2017, respectively, as compared to $0.065 per common share for the first quarter of 2017, totaling $0.225 per common share for the first nine months of 2017. The Board declared a $0.065 per share cash dividend on common stock for the second and third quarters of 2016 as compared to $0.06 per common share for the first quarter of 2016, totaling $0.19 per common share for the first nine months of 2016.
As of September 30, 2017, Regions had repurchased approximately 34.6 million shares of common stock at a total cost of approximately $500 million. The Company continued to repurchase shares under this plan in the fourth quarter of 2017, and as of November 7, 2017, Regions had additional repurchases of approximately 7.8 million shares of common stock at a total cost of approximately $122.4 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended September 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(30)	$(55)	$11	$(405)	$(479)
Net change	1	21	(4)	7	25
End of period	$(29)	$(34)	$7	$(398)	$(454)

	Three Months Ended September 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(40)	$297	$278	$(387)	$148
Net change	5	(13)	(40)	5	(43)
End of period	$(35)	$284	$238	$(382)	$105

	Nine Months Ended September 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(106)	$11	$(422)	$(550)
Net change	4	72	(4)	24	96
End of period	$(29)	$(34)	$7	$(398)	$(454)

	Nine Months Ended September 30, 2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(47)	$(10)	$75	$(398)	$(380)
Net change	12	294	163	16	485
End of period	$(35)	$284	$238	$(382)	$105

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(2)	$(9)	Net interest income and other financing income
	1	4	Tax (expense) or benefit
	$(1)	$(5)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$4	$—	Securities gains (losses), net
	(2)	—	Tax (expense) or benefit
	$2	$—	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$17	$35	Net interest income and other financing income
	(7)	(13)	Tax (expense) or benefit
	$10	$22	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(11)	$(9)	(2)
	(11)	(9)	Total before tax
	4	3	Tax (expense) or benefit
	$(7)	$(6)	Net of tax

Total reclassifications for the period	$4	$11	Net of tax

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(7)	$(20)	Net interest income and other financing income
	3	8	Tax (expense) or benefit
	$(4)	$(12)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$5	$1	Securities gains (losses), net
	(2)	—	Tax (expense) or benefit
	$3	$1	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$70	$109	Net interest income and other financing income
	(27)	(41)	Tax (expense) or benefit
	$43	$68	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(39)	$(26)	(2)
	(39)	(26)	Total before tax
	14	9	Tax (expense) or benefit
	$(25)	$(17)	Net of tax

Total reclassifications for the period	$17	$40	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$312	$319	$923	$864
Preferred stock dividends	(16)	(16)	(48)	(48)
Income from continuing operations available to common shareholders	296	303	875	816
Income (loss) from discontinued operations, net of tax	(1)	1	5	4
Net income available to common shareholders	$295	$304	$880	$820
Denominator:
Weighted-average common shares outstanding—basic	1,182	1,246	1,197	1,266
Potential common shares	11	6	12	4
Weighted-average common shares outstanding—diluted	1,193	1,252	1,209	1,270
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.25	$0.24	$0.73	$0.64
Diluted	0.25	0.24	0.72	0.64
Earnings (loss) per common share from discontinued operations(1):
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	(0.00)	0.00	0.00	0.00
Earnings per common share(1):
Basic	$0.25	$0.24	$0.74	$0.65
Diluted	0.25	0.24	0.73	0.65
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 14 million and 15 million stock options, restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2017, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 27 million and 29 million stock options for the three and nine months ended September 30, 2016, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP , which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 45 million at September 30, 2017.
STOCK OPTIONS
The following table summarizes the activity related to stock options:

	Nine Months Ended September 30
	2017		2016
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	13,455,047	$19.37	19,350,157	$21.06
Exercised	(1,114,766)	6.66	(568,882)	5.86
Forfeited or expired	(2,727,357)	34.51	(3,840,704)	34.68
Outstanding at end of period	9,612,924	$16.55	14,940,571	$18.14
Exercisable at end of period	9,612,924	$16.55	14,940,571	$18.14
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
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Nine Months Ended September 30
	2017		2016
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,558,942	$9.31	16,374,242	$9.51
Granted	3,976,193	14.57	6,840,385	7.92
Vested	(4,623,917)	11.08	(5,735,271)	8.25
Forfeited	(522,258)	10.00	(686,347)	9.18
Non-vested at end of period	15,388,960	$10.12	16,793,009	$9.31

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
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended September 30
	2017	2016	2017	2016	2017	2016
	(In millions)
Service cost	$8	$9	$1	$1	$9	$10
Interest cost	18	19	1	1	19	20
Expected return on plan assets	(35)	(36)	—	—	(35)	(36)
Amortization of actuarial loss	8	8	1	1	9	9
Settlement charge	—	—	2	—	2	—
Net periodic pension cost (credit)	$(1)	$—	$5	$3	$4	$3

	Qualified Plans		Non-qualified Plans		Total
	Nine Months Ended September 30
	2017	2016	2017	2016	2017	2016
	(In millions)
Service cost	$25	$26	$3	$3	$28	$29
Interest cost	54	55	3	4	57	59
Expected return on plan assets	(106)	(108)	—	—	(106)	(108)
Amortization of actuarial loss	24	24	3	2	27	26
Settlement charge	—	—	12	—	12	—
Net periodic pension cost (credit)	$(3)	$(3)	$21	$9	$18	$6

The settlement charge during the third quarter of 2017 resulted from receiving the final actuarial valuation for the settlement of liabilities under the SERP for certain plan participants that occurred during the second quarter of 2017.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made a contribution of $75 million for the 2017 plan during the third quarter of 2017.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2017 or 2016.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of September 30, 2017 and December 31, 2016. The variation margin payments made during 2017 for derivatives cleared through the Chicago Mercantile Exchange are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures.

	September 30, 2017			December 31, 2016
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,130	$1	$37	$2,257	$7	$40
Derivatives in cash flow hedging relationships:
Interest rate swaps	7,150	21	153	9,000	19	269
Total derivatives designated as hedging instruments	$10,280	$22	$190	$11,257	$26	$309
Derivatives not designated as hedging instruments:
Interest rate swaps	$40,124	$315	$352	$41,851	$412	$467
Interest rate options	3,787	20	10	3,877	24	12
Interest rate futures and forward commitments	27,944	4	7	18,605	11	6
Other contracts	5,551	53	46	5,813	106	93
Total derivatives not designated as hedging instruments	$77,406	$392	$415	$70,146	$553	$578
Total derivatives	$87,686	$414	$605	$81,403	$579	$887
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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

Regions recognized an unrealized after-tax gain of $130 million and $179 million in accumulated other comprehensive income (loss) at September 30, 2017 and 2016, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $16 million and $22 million during the three months ended September 30, 2017 and 2016, respectively, and pre-tax income of $53 million and $46 million during the nine months ended September 30, 2017 and 2016, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $52 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $56 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of September 30, 2017.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended September 30			Three Months Ended September 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$1	$2	Interest expense	$—	$—
Debt/CDs	(6)	(23)	Other non-interest expense	6	24
Securities available for sale	(1)	(2)	Interest income	—	—
Securities available for sale	—	2	Other non-interest expense	—	(5)
Total	$(6)	$(21)		$6	$19

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended September 30			Three Months Ended September 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(4)	$(40)	Interest income on loans	$17	$35
Total	$(4)	$(40)		$17	$35

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Nine Months Ended September 30			Nine Months Ended September 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$2	$10	Interest expense	$—	$(2)
Debt/CDs	(1)	4	Other non-interest expense	2	(3)
Securities available for sale	(3)	(7)	Interest income	—	—
Securities available for sale	(2)	(36)	Other non-interest expense	1	32
Total	$(4)	$(29)		$3	$27

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Nine Months Ended September 30			Nine Months Ended September 30
	2017	2016		2017	2016
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(4)	$163	Interest income on loans	$70	$109
Total	$(4)	$163		$70	$109
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2017 and December 31, 2016, Regions had $289 million and $274 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2017 and December 31, 2016, Regions had $584 million and $786 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2017 and December 31, 2016, the total notional amount related to these contracts was $6.4 billion and $7.2 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$3	$4	$9	$7
Interest rate options	9	2	19	16
Interest rate futures and forward commitments	1	1	6	4
Other contracts	9	(11)	(6)	(9)
Total capital markets fee income and other	22	(4)	28	18
Mortgage income:
Interest rate swaps	1	(3)	7	45
Interest rate options	(2)	(1)	(3)	7
Interest rate futures and forward commitments	2	8	(5)	9
Total mortgage income	1	4	(1)	61
	$23	$—	$27	$79
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at September 30, 2017 and December 31, 2016, totaled approximately $253 million and $334 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2017 and 2024. Swap participations, whereby Regions has sold credit protection have maturities between 2017 and 2025. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2017 was approximately $296 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2017 and 2016 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2017 and December 31, 2016, were $102 million and $141 million, respectively, for which Regions had posted collateral of $104 million and $141 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of September 30, 2017 and December 31, 2016.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Gross amounts subject to offsetting	$259	$414	$347	$583
Gross amounts not subject to offsetting	155	165	258	304
Gross amounts recognized	414	579	605	887
Gross amounts offset in the consolidated balance sheets(1)	158	241	265	541
Net amounts presented in the consolidated balance sheets	256	338	340	346
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	3	4	50	50
Cash collateral received/posted	—	—	250	227
Net amounts	$253	$334	$40	$69
________

(1)
At September 30, 2017, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $40 million and cash collateral posted of $148 million. At December 31, 2016, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $48 million and cash collateral posted of $349 million.

Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Counterparty Clearing House and interest rate lock commitments to originate mortgage loans.
NOTE 12. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2017 and 2016. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$193	$—	$—	$193	$124	$—	$—	$124
Securities available for sale:
U.S. Treasury securities	$308	$—	$—	$308	$303	$—	$—	$303
Federal agency securities	—	24	—	24	—	35	—	35
Obligations of states and political subdivisions	—	—	—	—	—	1	—	1
Mortgage-backed securities (MBS):
Residential agency	—	17,484	—	17,484	—	17,371	—	17,371
Residential non-agency	—	—	3	3	—	—	4	4
Commercial agency	—	3,626	—	3,626	—	3,463	—	3,463
Commercial non-agency	—	809	—	809	—	1,129	—	1,129
Corporate and other debt securities	—	1,198	4	1,202	—	1,271	3	1,274
Equity securities	203	—	—	203	201	—	—	201
Total securities available for sale	$511	$23,141	$7	$23,659	$504	$23,270	$7	$23,781
Loans held for sale	$—	$307	$—	$307	$—	$414	$33	$447
Residential mortgage servicing rights	$—	$—	$335	$335	$—	$—	$324	$324
Derivative assets:
Interest rate swaps	$—	$337	$—	$337	$—	$438	$—	$438
Interest rate options	—	10	10	20	—	13	11	24
Interest rate futures and forward commitments	—	4	—	4	—	11	—	11
Other contracts	2	51	—	53	2	104	—	106
Total derivative assets	$2	$402	$10	$414	$2	$566	$11	$579
Derivative liabilities:
Interest rate swaps	$—	$542	$—	$542	$—	$776	$—	$776
Interest rate options	—	10	—	10	—	12	—	12
Interest rate futures and forward commitments	—	7	—	7	—	6	—	6
Other contracts	2	44	—	46	1	92	—	93
Total derivative liabilities	$2	$603	$—	$605	$1	$886	$—	$887
Non-recurring fair value measurements
Loans held for sale	$—	$—	$5	$5	$—	$—	$7	$7
Foreclosed property and other real estate	—	32	6	38	—	29	6	35
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

The following tables illustrate rollforwards for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at September 30, 2017 and 2016 are not material.

	Three Months Ended September 30, 2017

	Opening Balance July 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$3	—		—	—	—	—	—	—	—	$3
Corporate and other debt securities	4	—		—	—	—	—	—	—	—	4
Total securities available for sale	$7	—		—	—	—	—	—	—	—	$7
Commercial mortgage loans held for sale	$—	—		—	—	—	—	—	—	—	$—
Residential mortgage servicing rights	$346	(21)	(1)	—	10	—	—	—	—	—	$335
Total derivatives, net	$13	31	(2)	—	—	—	—	(34)	—	—	$10

	Three Months Ended September 30, 2016

	Opening Balance July 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$30	—		—	—	—	60	—	—	—	$90
Residential mortgage servicing rights	$216	(12)	(1)	—	34	—	—	—	—	—	$238
Total derivatives, net	$17	32	(4)	—	—	—	—	(33)	—	—	$16

	Nine Months Ended September 30, 2017
	Opening Balance January 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$4	—		—	—	—	—	(1)	—	—	$3
Corporate and other debt securities	3	—		—	—	—	—	—	1	—	4
Total securities available for sale	$7	—		—	—	—	—	(1)	1	—	$7
Commercial mortgage loans held for sale	$33	—		—	7	(40)	—	—	—	—	$—
Residential mortgage servicing rights	$324	(45)	(1)	—	56	—	—	—	—	—	$335
Total derivatives, net	$11	87	(5)	—	—	—	—	(88)	—	—	$10

	Nine Months Ended September 30, 2016
	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account securities	$33	(2)	(3)	—	—	(31)	—	—	—	—	$—
Securities available for sale:
Residential non-agency MBS	$5	—		—	—	—	—	—	—	—	$5
Corporate and other debt securities	3	—		—	—	—	—	—	—	—	3
Total securities available for sale	$8	—		—	—	—	—	—	—	—	$8
Commercial mortgage loans held for sale	$—	—		—	—	—	90	—	—	—	$90
Residential mortgage servicing rights	$252	(87)	(1)	—	73	—	—	—	—	—	$238
Total derivatives, net	$10	105	(6)	—	—	—	—	(99)	—	—	$16
_________
(1) Included in mortgage income.
(2) Approximately $8 million was included in capital markets fee income and other and $23 million was included in mortgage income.
(3) Included in capitals markets fee income and other.
(4) Approximately $3 million was included in capital markets fee income and other and $29 million was included in mortgage income.
(5) Approximately $18 million was included in capital markets fee income and other and $69 million was included in mortgage income.
(6) Approximately $16 million was included in capital markets fee income and other and $89 million was included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions)
Loans held for sale	$(1)	$(3)	$(8)	$(25)
Foreclosed property and other real estate	(6)	(8)	(21)	(35)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2017, and December 31, 2016. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2017, and December 31, 2016, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2017
	Level 3 Estimated Fair Value at September 30, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$3	Discounted cash flow	Spread to LIBOR	5.4% - 69.9% (22.9%)
			Weighted-average CPR (%)	3.8% - 29.3% (11.4%)
			Probability of default	1.3%
			Loss severity	88.0%
Corporate and other debt securities	$4	Market comparable	Evaluated quote on same issuer/comparable bond	99.7%
Residential mortgage servicing rights(1)	$335	Discounted cash flow	Weighted-average CPR (%)	8.1% - 26.5% (10.0%)
			OAS (%)	8.1% - 15.0% (8.6%)
Derivative assets:
Interest rate options	$8	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average CPR (%)	8.1% - 26.5% (10.0%)
			OAS (%)	8.1% - 15.0% (8.6%)
			Pull-through	8.6% - 99.0% (79.9%)
	$2	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	12.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$5	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	28.3% - 72.7% (54.7%)
Foreclosed property and other real estate	$5	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 35.0% (26.0%)
	$1	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	3.4%
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2016
	Level 3 Estimated Fair Value at December 31, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$4	Discounted cash flow	Spread to LIBOR	5.5% - 70.0% (23.0%)
			Weighted-average CPR (%)	3.5% - 29.5% (12.2%)
			Probability of default	3.1%
			Loss severity	63.6%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	100.3%
Commercial mortgage loans held for sale	$33	Market comparable	Credit spreads for bonds in the commercial MBS	0.4% - 5.8% (1.3%)
Residential mortgage servicing rights(1)	$324	Discounted cash flow	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
Derivative assets:
Interest rate options	$8	Interest rate lock commitments on the residential mortgage loans are valued using discounted cash flows	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
			Pull-through	14.9% - 99.4% (78.3%)
	$3	Interest rate lock commitments on the commercial mortgage loans are valued using discounted cash flows	Internal rate of return	7.0% - 17.0% (12.0%)
Nonrecurring fair value measurements:
Loans held for sale	$7	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	26.2% - 69.4% (48.1%)
Foreclosed property and other real estate	$1	Property in foreclosure is valued by discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	25.0% - 60.3% (37.0%)
	$5	Bank owned property valuations are based on comparable sales and local broker network estimates provided by a third-party real estate services provider	Estimated third-party valuations utilizing available sales data for similar transactions (discount)	5.9% - 29.6% (15.8%)
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
Corporate and other debt securities—Significant unobservable inputs include evaluated quotes on comparable bonds for the same issuer. Changes in the evaluated quote on comparable bonds would result in a directionally similar change in the fair value of the corporate and other debt securities.
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
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 5. See Note 5 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2017			December 31, 2016
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$307	$296	$11	$447	$443	$4
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage and capital markets income in the consolidated statements of income during the three and nine months ended September 30, 2017 and 2016. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In millions)
Mortgage loans held for sale, at fair value	$(3)	$—	$5	$9

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2017 are as follows:

	September 30, 2017
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,761	$3,761	$3,761	$—	$—
Trading account securities	193	193	193	—	—
Securities held to maturity	1,703	1,720	—	1,720	—
Securities available for sale	23,659	23,659	511	23,141	7
Loans held for sale	388	388	—	388	—
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	77,351	74,002	—	—	74,002
Other earning assets(4)	891	891	—	891	—
Derivative assets	414	414	2	402	10
Financial liabilities:
Derivative liabilities	605	605	2	603	—
Deposits	97,591	97,630	—	97,630	—
Short-term borrowings	600	600	—	600	—
Long-term borrowings	6,102	6,447	—	4,878	1,569
Loan commitments and letters of credit	85	420	—	—	420
Indemnification obligation	23	22	—	—	22
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company maintains a corporate governance program to make adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred. Historically, the Company has utilized the results of a third-party vendor model to support its primary valuation approach for loans. The Company is currently finalizing the development of an internally-supported loan valuation model which management expects to implement by March 31, 2018.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2017 was $3.3 billion or 4.3 percent.

(3)	Excluded from this table is the capital lease carrying amount of $964 million at September 30, 2017.

(4)	Excluded from this table is the operating lease carrying amount of $530 million at September 30, 2017.

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
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company maintains a corporate governance program to make adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred. Historically, the Company has utilized the results of a third-party vendor model to support its primary valuation approach for loans. The Company is currently finalizing the development of an internally-supported loan valuation model which management expects to implement by March 31, 2018.

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
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$362	$542	$50	$(56)	$898	$—	$898
Provision (credit) for loan losses	66	75	5	(70)	76	—	76
Non-interest income	112	275	110	18	515	—	515
Non-interest expense	214	511	117	44	886	1	887
Income (loss) before income taxes	194	231	38	(12)	451	(1)	450
Income tax expense (benefit)	74	88	15	(38)	139	—	139
Net income (loss)	$120	$143	$23	$26	$312	$(1)	$311
Average assets	$51,304	$34,988	$3,093	$34,048	$123,433	$—	$123,433

	Three Months Ended September 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$352	$516	$43	$(76)	$835	$—	$835
Provision (credit) for loan losses	72	74	5	(122)	29	—	29
Non-interest income	130	291	107	71	599	—	599
Non-interest expense	225	530	120	59	934	(2)	932
Income (loss) before income taxes	185	203	25	58	471	2	473
Income tax expense (benefit)	70	77	10	(5)	152	1	153
Net income (loss)	$115	$126	$15	$63	$319	$1	$320
Average assets	$53,798	$34,843	$3,233	$33,955	$125,829	$—	$125,829

	Nine Months Ended September 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,062	$1,593	$143	$(159)	$2,639	$—	$2,639
Provision (credit) for loan losses	199	220	16	(241)	194	—	194
Non-interest income	343	836	331	40	1,550	—	1,550
Non-interest expense	649	1,541	358	124	2,672	(9)	2,663
Income (loss) before income taxes	557	668	100	(2)	1,323	9	1,332
Income tax expense (benefit)	212	254	38	(104)	400	4	404
Net income (loss)	$345	$414	$62	$102	$923	$5	$928
Average assets	$51,896	$34,982	$3,130	$34,016	$124,024	$—	$124,024

	Nine Months Ended September 30, 2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,088	$1,531	$131	$(205)	$2,545	$—	$2,545
Provision (credit) for loan losses	216	215	17	(234)	214	—	214
Non-interest income	380	831	321	99	1,631	—	1,631
Non-interest expense	662	1,544	351	161	2,718	(7)	2,711
Income (loss) before income taxes	590	603	84	(33)	1,244	7	1,251
Income tax expense (benefit)	224	229	32	(105)	380	3	383
Net income (loss)	$366	$374	$52	$72	$864	$4	$868
Average assets	$54,420	$34,373	$3,235	$33,706	$125,734	$—	$125,734
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2017	December 31, 2016
	(In millions)
Unused commitments to extend credit	$45,378	$44,408
Standby letters of credit	1,356	1,425
Commercial letters of credit	63	46
Liabilities associated with standby letters of credit	25	34
Assets associated with standby letters of credit	26	34
Reserve for unfunded credit commitments	59	69
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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $23 million and an estimated fair value of approximately $22 million as of September 30, 2017 (see Note 12).
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
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs filed an appeal, and in April 2017, the appellate court affirmed the dismissal of the plaintiffs’ claims under the RICO Act. The appellate court reversed the trial court’s dismissal of the commercial disparagement and tortious interference claims and remanded those claims but limited the plaintiffs’ damages. Plaintiffs filed an appeal with the Supreme Court of New Jersey in May 2017, and in October 2017, that court denied the plaintiffs' petition. This matter is subject to the indemnification agreement with Raymond James.
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
Regions is cooperating with an investigation by the United States Attorney’s Office for the Eastern District of New York pertaining to Regions' banking relationship with a former customer and accounts maintained by related entities and individuals affiliated with the customer who may be involved in criminal activity, as well as related aspects of Regions' Anti-Money Laundering and Bank Secrecy Act compliance program.
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

GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of September 30, 2017, the carrying value of the indemnification obligation was approximately $23 million.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a Fannie Mae DUS lender. The Fannie Mae DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At September 30, 2017 and December 31, 2016, the Company's DUS servicing portfolio totaled approximately $2.6 billion and $1.8 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $834 million and $559 million at September 30, 2017 and December 31, 2016, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both September 30, 2017 and December 31, 2016. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.

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
January 1, 2018
Regions has established a revenue recognition standard implementation team, led by the Corporate Controller’s group with assistance from the various lines of business and finance management to evaluate the potential impact of adopting this guidance. The implementation team has completed the scoping and determined that approximately $1.7 billion of 2016 non-interest income would be within the scope of the new revenue recognition standard, when adopted. Non-interest income streams that are out of scope of the new standard include mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. The implementation team has also completed its reviews of contracts related to in-scope non-interest income. Based on the completed contract reviews, any potential changes in revenue recognition for those contracts are not expected to result in a material impact to Regions upon adoption. The implementation team is in the process of developing additional quantitative and qualitative disclosures that will be required upon the adoption of the new revenue recognition standard.

ASU 2017-01, Clarifying the Definition of a Business
This ASU amends Topic 805, Business Combinations, and provides additional accounting guidance to better determine when a set of assets and activities is a business. The ASU should be adopted prospectively.
		January 1, 2018 Early adoption is permitted for certain transactions as described in the guidance.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2017-04, Simplifying the Test for Goodwill Impairment	This ASU amends Topic 350, Intangibles-Goodwill and Other, and eliminates Step 2 from the goodwill impairment test.	January 1, 2020 Early adoption is permitted.	Regions believes the adoption of this guidance will not have a material impact. Regions does not plan to early adopt.
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
January 1, 2020 Early adoption permitted beginning January 1, 2019.
Regions has formed a cross-functional implementation team co-led by Finance and Risk Management. The implementation team has developed a project plan and is keeping current with the broader industry’s perspective and insights, delivering educational and awareness sessions across the Company, identifying and researching key decision points, and evaluating the financial and operational implications of adoption.

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

		January 1, 2018 Early adoption is permitted for certain provisions as described in the guidance.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material. Regions does not plan to early adopt.
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
This ASU amends ASC 815, Derivatives and Hedging to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers.

		January 1, 2019. Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material. Regions is considering early adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2016, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain other prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2017 compared to December 31, 2016.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2017, Regions operated 1,489 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc., which is included in the Wealth Management segment.
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

THIRD QUARTER OVERVIEW
Regions reported net income available to common shareholders of $295 million, or $0.25 per diluted share, in the third quarter of 2017 compared to $304 million, or $0.24 per diluted share, in the third quarter of 2016. Net income available to common shareholders from continuing operations was $296 million, or $0.25 per diluted share, compared to $303 million, or $0.24 per diluted share, over these same periods. The primary drivers of the decreases in results from the prior year periods were increased provision for loan losses and lower non-interest income, partially offset by increased net interest income and other financing income and lower non-interest expense. Third quarter 2017 results were negatively impacted by recent hurricanes across the footprint as detailed below.
For the third quarter of 2017, net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $921 million, up $65 million compared to the third quarter of 2016. The net interest margin (taxable-equivalent basis) was 3.36 percent for the third quarter of 2017 and 3.06 percent in the third quarter of 2016. Net interest margin (taxable-equivalent basis) benefited from higher market interest rates, prudent deposit cost management, favorable credit-related interest recoveries, and the impact of balance sheet management strategies, partially offset by lower average loan balances.
The provision for loan losses totaled $76 million in the third quarter of 2017 compared to $29 million during the third quarter of 2016. Estimated hurricane-related loan losses of $40 million are included in the third quarter 2017 provision. Volatility in certain credit metrics is to be expected, especially related to large dollar commercial credits, fluctuating commodity prices and further analysis and revisions to hurricane-related exposures.
Net charge-offs totaled $76 million, or an annualized 0.38 percent of average loans, in the third quarter of 2017, compared to $54 million, or an annualized 0.26 percent for the third quarter of 2016. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at September 30, 2017, was 1.31 percent of total loans, net of unearned income, compared to 1.36 percent at December 31, 2016. Total non-performing loans decreased to 0.96 percent of total loans, net of unearned income, at September 30, 2017, compared to 1.24 percent at December 31, 2016.
Non-interest income from continuing operations was $515 million for the third quarter of 2017 compared to $599 million for the third quarter of 2016. The decrease was primarily driven by declines in mortgage income, capital markets fee income, and $10 million of operating lease impairment charges recognized in the third quarter of 2017. In addition, insurance proceeds of $47 million were recognized during the third quarter of 2016. These decreases were offset by an increase in service charges. See Table 20 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $886 million in the third quarter of 2017, a $48 million decrease from the third quarter of 2016. The decrease was primarily driven by lower salaries and employee benefits, professional fees, and a decline in the provision for unfunded credit losses. In addition, the third quarter of 2016 included a $14 million loss on early extinguishment of debt. Offsetting these decreases were increases in occupancy and other real estate owned expenses related to branch damage, hurricane preparedness, and other storm-related charges. See Table 21 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended September 30, 2017 was $139 million compared to income tax expense of $152 million for the same period in 2016. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.
2017 Expectations
Management expectations for 2017 are noted below:

•	Excluding the impact of a terminated third-party arrangement within the indirect-vehicle loan portfolio, full year average loans are expected to be down slightly compared to the prior year

•	Full-year average deposits are expected to be relatively stable compared to the prior year

•	Net interest income and other financing income up 3 to 5 percent

•	Adjusted non-interest income (non-GAAP) is expected to be relatively stable compared to the prior year

•	Adjusted non-interest expenses (non-GAAP) flat to up 1 percent

•	Full-year adjusted efficiency ratio (non-GAAP) of approximately 62 percent

•	Positive adjusted operating leverage (non-GAAP) of approximately 2 percent

•	Full-year effective income tax rate expected in the 30 percent to 31 percent range

•	Full-year net charge-offs of 35 to 50 basis points
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
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $1.7 billion from year-end 2016 to September 30, 2017. This decrease was due primarily to a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.
SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	September 30, 2017	December 31, 2016
	(In millions)
U.S. Treasury securities	$308	$303
Federal agency securities	24	35
Obligations of states and political subdivisions	—	1
Mortgage-backed securities:
Residential agency	18,538	18,571
Residential non-agency	3	4
Commercial agency	4,275	3,625
Commercial non-agency	809	1,129
Corporate and other debt securities	1,202	1,274
Equity securities	203	201
	$25,362	$25,143
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at September 30, 2017 increased slightly from year-end 2016. See Note 3 "Securities" to the consolidated financial statements for additional information.
Securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $388 million at September 30, 2017, consisted of $307 million of residential real estate mortgage loans, $60 million of commercial mortgage loans, $15 million of other loans, and $6 million of non-performing loans. At December 31, 2016, loans held for sale totaled $718 million, consisting of $505 million of residential real estate mortgage loans, $200 million of commercial mortgage loans, and $13 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties. The level of commercial mortgage loans held for sale also fluctuates depending on timing.

LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at September 30, 2017. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2017	December 31, 2016
	(In millions, net of unearned income)
Commercial and industrial	$35,443	$35,012
Commercial real estate mortgage—owner-occupied	6,284	6,867
Commercial real estate construction—owner-occupied	335	334
Total commercial	42,062	42,213
Commercial investor real estate mortgage	3,999	4,087
Commercial investor real estate construction	1,936	2,387
Total investor real estate	5,935	6,474
Residential first mortgage	13,903	13,440
Home equity	10,276	10,687
Indirect—vehicles	3,489	4,040
Indirect—other consumer	1,318	920
Consumer credit card	1,214	1,196
Other consumer	1,159	1,125
Total consumer	31,359	31,408
	$79,356	$80,095
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $431 million since year-end 2016 driven primarily by new relationships and expansion of existing relationships in government and institutional banking, asset-based lending, financial services, and real estate investment trust portfolios, which more than offset declines in energy balances as well as the impact of large corporate customers utilizing the fixed income market to pay down and pay off bank debt. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $583 million from year-end 2016 as a result of continued softness in demand, increasing competition for middle market and small business loans. Additionally, a modest increase in mergers and acquisitions was observed in the middle market space further contributing to elevated loan payoffs.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	September 30, 2017
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$940	$535	$1,475
Agriculture	606	227	833
Educational services	2,259	346	2,605
Energy	1,902	1,922	3,824
Financial services	3,537	3,223	6,760
Government and public sector	2,735	357	3,092
Healthcare	4,073	1,584	5,657
Information	1,046	883	1,929
Manufacturing (1)	4,188	3,715	7,903
Professional, scientific and technical services (1)	1,696	1,236	2,932
Real estate (1)	6,224	5,531	11,755
Religious, leisure, personal and non-profit services	1,908	627	2,535
Restaurant, accommodation and lodging	2,221	540	2,761
Retail trade	2,555	2,202	4,757
Transportation and warehousing (1)	1,829	787	2,616
Utilities	1,214	2,135	3,349
Wholesale goods (1)	3,076	2,271	5,347
Other (2)	53	2,263	2,316
Total commercial	$42,062	$30,384	$72,446

	December 31, 2016 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$899	$481	$1,380
Agriculture	612	241	853
Educational services	1,929	307	2,236
Energy	2,097	1,968	4,065
Financial services (4)	3,473	3,228	6,701
Government and public sector	2,485	246	2,731
Healthcare	4,178	1,483	5,661
Information	1,111	817	1,928
Manufacturing (4)	4,101	4,024	8,125
Professional, scientific and technical services (4)	1,701	1,052	2,753
Real estate (4)	6,513	5,445	11,958
Religious, leisure, personal and non-profit services	1,934	495	2,429
Restaurant, accommodation and lodging	2,436	650	3,086
Retail trade	2,570	2,339	4,909
Transportation and warehousing (4)	2,196	1,005	3,201
Utilities	1,147	2,008	3,155
Wholesale goods (4)	2,795	2,396	5,191
Other (2)	36	1,162	1,198
Total commercial	$42,213	$29,347	$71,560

________

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of September 30, 2017, total indirect energy-related loans were approximately $572 million, with approximately $544 million included in commercial loans and $28 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $363 million as of September 30, 2017.

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

Regions continues to monitor the impacts of low oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at September 30, 2017 amounted to approximately $1.9 billion, consisting of loans such as oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $572 million at September 30, 2017. The entire energy-related portfolio, combining direct and indirect loans, was approximately $2.5 billion or 3 percent of total loans at September 30, 2017. Regions has $1 million of energy-related loans held for sale. Regions also has $66 million of energy-related operating leases. Regions evaluates the current value of these operating lease assets and tests for impairment when indicators of impairment are present. Economic trends such as volatility in commodity prices and collateral valuations, as well as circumstances related to individually large operating lease assets could result in impairment. If an impairment loss is deemed necessary on operating lease assets, the impairment is recorded through other non-interest income.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $539 million in comparison to 2016 year-end balances. A number of investor real estate loans paid off in the third quarter of 2017 prior to maturity reflecting the impact of low capitalization rates.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $463 million increase in comparison to 2016 year-end balances. Approximately $2.1 billion in new loan originations were retained on the balance sheet through the first nine months of 2017.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.3 billion at September 30, 2017 as compared to $10.7 billion at December 31, 2016. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2017. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2017	$3	0.05%	$7	0.10%	$10
2018	9	0.13	15	0.22	24
2019	66	0.99	57	0.86	123
2020	138	2.06	106	1.58	244
2021	161	2.41	141	2.11	302
2022-2026	1,480	22.12	1,546	23.09	3,026
2027-2031	1,583	23.64	1,380	20.63	2,963
Thereafter	—	—	1	0.01	1
Total	$3,440	51.40%	$3,253	48.60%	$6,693
Of the $10.3 billion home equity portfolio at September 30, 2017, approximately $6.7 billion were home equity lines of credit and $3.6 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment period. Prior to May 2009, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of September 30, 2017, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either begin to mature with a balloon payment or convert to amortizing status after fiscal year 2020.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances were 1 percent in the residential first mortgage portfolio and 2 percent in the home equity portfolio at September 30, 2017.
Table 5—Estimated Current Loan to Value Ranges

	September 30, 2017			December 31, 2016
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$106	$54	$138	$139	$82	$235
80% - 100%	1,632	280	526	1,675	371	677
Below 80%	11,584	6,277	2,778	11,090	6,248	2,814
Data not available	581	91	132	536	99	161
	$13,903	$6,702	$3,574	$13,440	$6,800	$3,887

Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $551 million from year-end 2016, primarily because Regions terminated a third-party purchase arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease during 2017.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $398 million from year-end 2016 primarily due to continued growth in point of sale initiatives and the purchase of $138 million in loans during the second quarter of 2017.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $18 million from year-end 2016.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $34 million from year-end 2016.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans, including residential first mortgages. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both September 30, 2017 and December 31, 2016.
Table 6—Estimated Current FICO Score Ranges

	September 30, 2017
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$766	$273	$181	$355	$47	$81	$74
620-680	827	486	296	422	153	214	145
681-720	1,361	815	445	442	236	277	228
Above 720	10,201	4,988	2,595	2,173	721	633	650
Data not available	748	140	57	97	161	9	62
	$13,903	$6,702	$3,574	$3,489	$1,318	$1,214	$1,159

	December 31, 2016
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$807	$301	$204	$427	$19	$71	$82
620-680	920	529	355	527	94	206	162
681-720	1,400	834	489	559	141	271	222
Above 720	9,578	4,988	2,775	2,402	382	647	597
Data not available	735	148	64	125	284	1	62
	$13,440	$6,800	$3,887	$4,040	$920	$1,196	$1,125

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
The allowance for loan losses totaled $1.0 billion at September 30, 2017 as compared to $1.1 billion in December 31, 2016. The allowance for loan losses as a percentage of net loans decreased from 1.36 percent at December 31, 2016 to 1.31 percent at September 30, 2017. The decrease in the percentage is primarily attributable to a reduction in non-performing, classified and criticized loans, decreased allowance associated with commercial charge-offs and continued improvement in the energy portfolio.
During the third quarter of 2017, several hurricanes impacted 100 counties in six states of Regions’ footprint. These hurricanes caused significant flood and wind damage, resulting in loss of life, property, power and income. Due to the proximity of these hurricanes to quarter-end, Regions is still assessing all aspects of their impact to its customers. Regions has been in contact with certain of its affected customers, but in many cases customers are still assessing and valuing the extent of damage to their property. Also, many customers are facing employment uncertainty in situations where their place of employment was damaged. Therefore, a full evaluation of the storm-related impact may take several months.
The hurricanes primarily impacted Regions' footprint in Houston, Texas and the state of Florida. In the Houston metropolitan area, Regions had loans of approximately $3.2 billion as of September 30, 2017. In Florida, Regions had loans of approximately $16.2 billion as of September 30, 2017.
The provision for loan losses decreased for the first nine months of 2017 as compared to the same period in 2016. During the first nine months of 2017, the provision for loan losses was less than net charge-offs by approximately $50 million. Net charge-offs for the first nine months of 2017 were approximately $50 million higher as compared to the same period in 2016, reflecting a small number of large-dollar commercial loan charge-offs within the energy, healthcare, and education sectors. Estimated hurricane-related loan losses of $40 million are included in the third quarter and first nine months of 2017 provision amounts. Regions is continually assessing the customer directly impacted by the hurricanes and the related level of estimated loss, including economic disruption in the affected areas that could potentially have an adverse impact on some borrowers. The estimate of potential loss includes a significant amount of uncertainty. The availability of additional or different information affecting customers in the hurricane-impacted areas could cause the allowance for loan losses to be increased or decreased in future periods.
Management expects that net loan charge-offs will be in the 0.35 percent to 0.50 percent range for the 2017 year. Economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations, and further analysis of hurricane exposures will impact the future levels of net charge-offs and may result in volatility during the remainder of 2017. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 7 “Allowance for Credit Losses.”
Activity in the allowance for credit losses is summarized as follows:

Table 7—Allowance for Credit Losses

	Nine Months Ended September 30
	2017	2016
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,091	$1,106
Loans charged-off:
Commercial and industrial	124	82
Commercial real estate mortgage—owner-occupied	15	19
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	2	2
Commercial investor real estate construction	—	—
Residential first mortgage	9	11
Home equity	26	45
Indirect—vehicles	38	36
Indirect—other consumer	20	10
Consumer credit card	40	30
Other consumer	55	52
	329	288
Recoveries of loans previously charged-off:
Commercial and industrial	22	25
Commercial real estate mortgage—owner-occupied	6	9
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	8	8
Commercial investor real estate construction	2	2
Residential first mortgage	3	2
Home equity	15	21
Indirect—vehicles	14	14
Indirect—other consumer	1	—
Consumer credit card	5	4
Other consumer	9	9
	85	94
Net charge-offs:
Commercial and industrial	102	57
Commercial real estate mortgage—owner-occupied	9	10
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	(6)	(6)
Commercial investor real estate construction	(2)	(2)
Residential first mortgage	6	9
Home equity	11	24
Indirect—vehicles	24	22
Indirect—other consumer	19	10
Consumer credit card	35	26
Other consumer	46	43
	244	194
Provision for loan losses	194	214
Allowance for loan losses at September 30	$1,041	$1,126
Reserve for unfunded credit commitments at beginning of year	$69	$52
Provision (credit) for unfunded credit losses	(10)	20
Reserve for unfunded credit commitments at September 30	$59	$72
Allowance for credit losses at September 30	$1,100	$1,198
Loans, net of unearned income, outstanding at end of period	$79,356	$80,883
Average loans, net of unearned income, outstanding for the period	$79,956	$81,583
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.31%	1.39%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.37x	1.04x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.41%	0.32%

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
Table 8—Troubled Debt Restructurings

	September 30, 2017		December 31, 2016
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$262	$38	$241	$38
Investor real estate	104	17	90	8
Residential first mortgage	381	41	380	46
Home equity	257	5	286	5
Indirect—vehicles	—	—	1	—
Consumer credit card	1	—	2	—
Other consumer	9	—	10	—
	1,014	101	1,010	97
Non-accrual status or 90 days past due and still accruing:
Commercial	238	50	279	65
Investor real estate	1	1	5	2
Residential first mortgage	64	7	74	9
Home equity	15	—	17	—
	318	58	375	76
Total TDRs - Loans	$1,332	$159	$1,385	$173

TDRs - Held For Sale	1	—	3	—
Total TDRs	$1,333	$159	$1,388	$173
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$520	$95	$281	$179
Inflows	359	88	299	27
Outflows
Charge-offs	(11)	(1)	(15)	—
Foreclosure	(2)	—	—	—
Payments, sales and other (1)	(366)	(77)	(160)	(77)
Balance, end of period	$500	$105	$405	$129
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $59 million of commercial loans and $10 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, $31 million of commercial loans and $7 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	September 30, 2017	December 31, 2016
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$493	$623
Commercial real estate mortgage—owner-occupied	140	210
Commercial real estate construction—owner-occupied	6	3
Total commercial	639	836
Commercial investor real estate mortgage	5	17
Total investor real estate	5	17
Residential first mortgage	45	50
Home equity	70	92
Indirect - vehicles	1	—
Total consumer	116	142
Total non-performing loans, excluding loans held for sale	760	995
Non-performing loans held for sale	6	13
Total non-performing loans(1)	766	1,008
Foreclosed properties	73	90
Total non-performing assets(1)	$839	$1,098
Accruing loans 90 days past due:
Commercial and industrial	$5	$6
Commercial real estate mortgage—owner-occupied	4	2
Total commercial	9	8
Residential first mortgage(2)	80	99
Home equity	33	33
Indirect—vehicles	9	10
Consumer credit card	16	15
Other consumer	4	5
Total consumer	142	162
	$151	$170
Restructured loans not included in the categories above	$1,014	$1,010
Non-performing loans(1) to loans and non-performing loans held for sale	0.97%	1.26%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.06%	1.37%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $94 million at September 30, 2017 and $113 million at December 31, 2016.

Non-performing loans at September 30, 2017 have decreased compared to year-end levels, due to improvement in credit quality as evidenced by stability in oil prices. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 70 percent of the total balance at September 30, 2017.
Due to the proximity of the hurricanes to quarter-end, past due and non-performing loans as of September 30, 2017 were not materially affected. Regions handles customer payment difficulties on a case-by-case basis through conversations which identify their specific needs.  Due to the many counties across multiple states that were declared disaster areas and the resulting volume of loans affected, the Company is gathering all available intelligence through direct contact with customers to determine actual loan exposures, potential losses, and any revised payment terms. For natural disasters, the Company's most common types of customer assistance are payment deferrals and extensions for up to 90 days.  Regions expects to have more knowledge and insight of the credit quality of impacted loans by the end of 2017.
Economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and further analysis of hurricane exposures will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2017.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $151 million at September 30, 2017, a decrease from $170 million at December 31, 2016.
At September 30, 2017, Regions had approximately $125 million to $200 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$836	$17	$142	$995
Additions	423	7	—	430
Net payments/other activity	(389)	(7)	(26)	(422)
Return to accrual	(80)	(8)	—	(88)
Charge-offs on non-accrual loans(2)	(133)	(1)	—	(134)
Transfers to held for sale(3)	(14)	(2)	—	(16)
Transfers to foreclosed properties	(3)	(1)	—	(4)
Sales	(1)	—	—	(1)
Balance at end of period	$639	$5	$116	$760

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$595	$31	$156	$782
Additions	724	16	—	740
Net payments/other activity	(223)	(12)	(13)	(248)
Return to accrual	(34)	(12)	—	(46)
Charge-offs on non-accrual loans(2)	(97)	(2)	—	(99)
Transfers to held for sale(3)	(40)	(1)	(1)	(42)
Transfers to foreclosed properties	(3)	—	—	(3)
Sales	(5)	(1)	—	(6)
Balance at end of period	$917	$19	$142	$1,078
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $5 million and $19 million recorded upon transfer for the nine months ended September 30, 2017 and 2016, respectively.
GOODWILL
Goodwill totaled $4.9 billion at both September 30, 2017 and December 31, 2016 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2016 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the third quarter of 2017 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2017 interim period.

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
The following table summarizes deposits by category:
Table 12—Deposits

	September 30, 2017	December 31, 2016
	(In millions)
Non-interest-bearing demand	$37,293	$36,046
Savings	8,364	7,840
Interest-bearing transaction	18,976	20,259
Money market—domestic	25,886	27,293
Money market—foreign	36	186
Low-cost deposits	90,555	91,624
Time deposits	7,036	7,183
Customer deposits	97,591	98,807
Corporate treasury time deposits	—	228
	$97,591	$99,035
Total deposits at September 30, 2017 decreased approximately $1.4 billion compared to year-end 2016 levels. The decrease was driven primarily by declines in interest-bearing transaction and domestic money market accounts totaling $2.7 billion. Interest-bearing transaction accounts have declined primarily due to the Company's continued strategic reductions of certain trust customer deposits, which require collateralization by securities, and have been shifted into other fee income-producing customer investments. Money market accounts declined since year-end as a result of a decision to reduce higher-cost retail brokered sweep deposits that were no longer a necessary component of the Company's funding strategy. These decreases were partially offset by continued growth in non-interest-bearing demand and savings accounts totaling $1.8 billion. Customer time deposits declined $147 million due to maturities with minimal reinvestment by customers as a result of continued customer preference for more liquid deposit products as market interest rates remain low. Also, corporate treasury time deposits declined from $228 million to zero as a result of the lack of loan demand decreasing the need for wholesale deposit funding alternatives.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $600 million at September 30, 2017 compared to zero at December 31, 2016. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
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

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	September 30, 2017	December 31, 2016
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$101	$100
3.20% senior notes due February 2021	1,101	1,102
2.75% senior notes due August 2022	995	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	158	159
7.375% subordinated notes due December 2037	298	297
Valuation adjustments on hedged long-term debt	(32)	(30)
	2,721	1,728
Regions Bank:
Federal Home Loan Bank advances	1,603	4,254
2.25% senior notes due September 2018	748	748
7.50% subordinated notes due May 2018	500	499
6.45% subordinated notes due June 2037	495	495
3.80% affiliate subordinated notes due February 2025	150	150
Other long-term debt	36	40
Valuation adjustments on hedged long-term debt	(1)	(1)
	3,531	6,185
Elimination of 3.80% affiliate subordinated notes due February 2025	(150)	(150)
Total consolidated	$6,102	$7,763
Long-term borrowings decreased approximately $1.7 billion since year-end 2016. The decrease was the result of a $2.7 billion decrease in the FHLB advances. Offsetting the decrease was the issuance of $1.0 billion of 2.75% senior notes.
Long-term FHLB advances have a weighted-average interest rate of 1.1 percent at September 30, 2017 and 0.8 percent at December 31, 2016 with remaining maturities ranging from less than one year to thirteen years and a weighted-average of 0.5 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $16.6 billion at September 30, 2017 as compared to $16.7 billion billion at December 31, 2016. During the first nine months of 2017, net income increased stockholders’ equity by $928 million, while cash dividends on common stock reduced stockholders' equity by $267 million and cash dividends on preferred stock reduced stockholder's equity by $48 million. Changes in accumulated other comprehensive income increased stockholders' equity by $96 million, primarily due to the net change in unrealized gains (losses) on securities available for sale. Common stock repurchased during the first nine months of 2017 reduced stockholders' equity by $775 million. These shares were immediately retired and therefore are not included in treasury stock.
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
On August 22, 2017, the federal banking agencies issued a proposed rule to extend the existing transition provisions for a targeted set of items such as mortgage servicing assets, certain deferred tax assets, and capital issued by a consolidated subsidiary of a banking organization which is held by third parties. This proposal would prevent the implementation of the fully phased-in requirements for these items by banking organizations that are not subject to the advanced approaches capital rules prior to the agencies' consideration of simplification to the capital rules. In addition, on September 27, 2017, the federal banking agencies issued a proposed rule that intends to simplify compliance with certain aspects of the Basel III Rules. A majority of the proposed changes would apply only to standardized approach calculations. These changes would both simplify certain calculations and have the impact of increasing regulatory capital ratios for some non-advanced approaches banking organizations such as Regions. The proposed changes also include revisions to the treatment of acquisition, development, and construction exposures that are designed to address concerns regarding the current definition of high volatility commercial real estate exposures under the standardized approach. The proposed changes also include what are described as “additional clarifications and technical amendments” applicable to both advanced approaches and standardized approach calculations by all banking organizations. Regions continues to review the proposals and their impact on the Company's capital requirements.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	September 30, 2017 Ratio (2)	December 31, 2016 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	11.30%	11.21%	4.50%	N/A
Regions Bank	12.44	12.14	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	12.11%	11.98%	6.00%	6.00%
Regions Bank	12.44	12.14	6.00	8.00
Total capital:
Regions Financial Corporation	14.16%	14.15%	8.00%	10.00%
Regions Bank	14.18	14.00	8.00	10.00
Leverage capital:
Regions Financial Corporation	10.21%	10.20%	4.00%	N/A
Regions Bank	10.49	10.34	4.00	5.00%
________

(1)	The 2017 and 2016 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
At September 30, 2017, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for more information.
RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of September 30, 2017 and December 31, 2016.
Table 15—Credit Ratings

As of September 30, 2017
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

On October 3, 2017, Fitch upgraded its rating on Regions Financial Corporation's senior unsecured debt to BBB+. Fitch also upgraded its ratings on Regions Financial Corporation's subordinated debt and Regions Bank’s long-term issuer, long-term deposit, senior unsecured and subordinated debt. In addition, the ratings outlook was revised to Stable from Positive.
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
Table 16—GAAP to Non-GAAP Reconciliation

		September 30, 2017	December 31, 2016
		(Dollars in millions)
ADJUSTED NON-ACCRUAL LOANS AND SELECTED RATIOS
Allowance for loan losses (GAAP)	A	$1,041	$1,091
Less: Direct energy portion		115	147
Adjusted allowance for loan losses (non-GAAP)	B	$926	$944
Total non-accrual loans (GAAP)	C	$760	$995
Less: Direct energy non-accrual loans		247	311
Adjusted total non-accrual loans (non-GAAP)	D	$513	$684
Allowance for loan losses to non-performing loans, excluding loans held for sale (GAAP)	A/C	1.37x	1.10x
Adjusted allowance for loan losses to non-performing loans, excluding loans held for sale (non-GAAP)	B/D	1.80x	1.38x

		Three Months Ended September 30		Nine Months Ended September 30
		2017	2016	2017	2016
		(Dollars in millions)
INCOME
Net income (GAAP)		$311	$320	$928	$868
Preferred dividends (GAAP)		(16)	(16)	(48)	(48)
Net income available to common shareholders (GAAP)	E	$295	$304	$880	$820
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense from continuing operations (GAAP)	F	$886	$934	$2,672	$2,718
Significant items:
Professional, legal and regulatory expenses (1)		—	—	—	(3)
Branch consolidation, property and equipment charges		(5)	(5)	(13)	(41)
Loss on early extinguishment of debt		—	(14)	—	(14)
Salary and employee benefits—severance charges		(1)	(3)	(8)	(16)
Adjusted non-interest expense (non-GAAP)	G	$880	$912	$2,651	$2,644
Net interest income and other financing income (GAAP)		$898	$835	$2,639	$2,545
Taxable-equivalent adjustment		23	21	67	63
Net interest income and other financing income from continuing operations, taxable-equivalent basis	H	921	856	2,706	2,608
Non-interest income from continuing operations (GAAP)	I	515	599	1,550	1,631
Significant items:
Securities (gains) losses, net		(8)	—	(9)	(1)
Insurance proceeds (2)		—	(47)	—	(50)
Leveraged lease termination gains, net (3)		(1)	(8)	(1)	(8)
Gain on sale of affordable housing residential mortgage loans(4)		—	—	(5)	—
Adjusted non-interest income (non-GAAP)	J	$506	$544	$1,535	$1,572
Total revenue, taxable-equivalent basis	H+I=K	$1,436	$1,455	$4,256	$4,239
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	H+J=L	$1,427	$1,400	$4,241	$4,180
Efficiency ratio (GAAP)	F/K	61.71%	64.25%	62.79%	64.14%
Adjusted efficiency ratio (non-GAAP)	G/L	61.68%	65.27%	62.53%	63.30%
Fee income ratio (GAAP)	I/K	35.83%	41.17%	36.41%	38.48%
Adjusted fee income ratio (non-GAAP)	J/L	35.44%	38.84%	36.19%	37.62%

		Three Months Ended September 30		Nine Months Ended September 30
		2017	2016	2017	2016
		(Dollars in millions)
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,790	$17,311	$16,748	$17,184
Less: Average intangible assets (GAAP)		5,097	5,116	5,108	5,124
Average deferred tax liability related to intangibles (GAAP)		(155)	(161)	(155)	(163)
Average preferred stock (GAAP)		820	820	820	820
Average tangible common stockholders’ equity (non-GAAP)	M	$11,028	$11,536	$10,975	$11,403
Return on average tangible common stockholders’ equity (non-GAAP) (5)	E/M	10.62%	10.48%	10.72%	9.60%

		September 30, 2017	December 31, 2016
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS-CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,624	$16,664
Less: Ending intangible assets (GAAP)		5,091	5,125
Ending deferred tax liability related to intangibles (GAAP)		(154)	(155)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	N	$10,867	$10,874
Ending total assets (GAAP)		$123,271	$125,968
Less: Ending intangible assets (GAAP)		5,091	5,125
Ending deferred tax liability related to intangibles (GAAP)		(154)	(155)
Ending tangible assets (non-GAAP)	O	$118,334	$120,998
End of period shares outstanding	P	1,165	1,215
Tangible common stockholders’ equity to tangible assets (non-GAAP)	N/O	9.18%	8.99%
Tangible common book value per share (non-GAAP)	N/P	$9.33	$8.95
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (6)
Stockholders’ equity (GAAP)		$16,624	$16,664
Non-qualifying goodwill and intangibles		(4,922)	(4,955)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		411	489
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	Q	$11,293	$11,378
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (7)	R	$100,857	$102,975
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	Q/R	11.20%	11.05%
_________

(1)	Regions recorded $3 million of contingent legal and regulatory accruals during the second quarter of 2016.

(2)
Insurance proceeds recognized in the first nine months of 2016 are related to the previously disclosed settlements with the Department of Housing and Urban Development as well as the 2010 class-action lawsuit.

(3)	The impact of the leveraged lease termination gains, net in the third quarters of 2017 and 2016 were fully offset by increased tax expense.
(4) Gain on sale of affordable housing residential mortgage loans in the fourth quarter of 2016 was due to the decision to sell approximately $171 million of loans to Freddie Mac. Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which was recognized during the second quarter of 2017.

(5)	Income statement amounts have been annualized in calculation.

(6)	Current quarter amounts and the resulting ratio are estimated.

(7)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis from Continuing Operations

	Three Months Ended September 30
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Trading account securities	$189	$1	1.19%	$117	$—	—%
Securities:
Taxable	25,217	149	2.34	24,929	135	2.15
Tax-exempt	—	—	—	1	—	—
Loans held for sale	416	3	3.10	531	4	3.38
Loans, net of unearned income (1)(2)	79,585	850	4.23	81,283	784	3.82
Investment in operating leases, net	586	3	2.84	761	6	2.85
Other earning assets	2,779	12	1.64	3,751	9	0.93
Total earning assets	108,772	1,018	3.72	111,373	938	3.34
Allowance for loan losses	(1,048)			(1,156)
Cash and due from banks	1,867			1,879
Other non-earning assets	13,842			13,733
	$123,433			$125,829
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,346	3	0.15	$7,779	3	0.14
Interest-bearing checking	18,741	11	0.22	20,267	5	0.10
Money market	26,325	13	0.19	26,974	9	0.12
Time deposits	6,929	15	0.88	7,447	14	0.79
Total interest-bearing deposits (3)	60,341	42	0.28	62,467	31	0.19
Other short-term borrowings	655	2	1.19	1	—	—
Long-term borrowings	6,691	53	3.14	8,235	51	2.43
Total interest-bearing liabilities	67,687	97	0.57	70,703	82	0.46
Non-interest-bearing deposits (3)	36,522	—	—	35,469	—	—
Total funding sources	104,209	97	0.37	106,172	82	0.30
Net interest spread			3.15			2.88
Other liabilities	2,440			2,350
Stockholders’ equity	16,784			17,307
	$123,433			$125,829
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (4)		$921	3.36%		$856	3.06%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $5 million and $7 million for the three months ended September 30, 2017 and 2016, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.17% and 0.12% for the three months ended September 30, 2017 and 2016, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	—%	$5	$—	—%
Trading account securities	154	3	2.37	121	4	4.40
Securities:
Taxable	25,186	448	2.38	24,744	427	2.30
Tax-exempt	—	—	—	1	—	—
Loans held for sale	488	11	3.17	450	11	3.38
Loans, net of unearned income (1)(2)	79,956	2,468	4.11	81,583	2,356	3.84
Investment in operating leases, net	632	14	3.00	792	17	2.79
Other earning assets	2,917	33	1.50	3,590	27	0.99
Total earning assets	109,334	2,977	3.62	111,286	2,842	3.39
Allowance for loan losses	(1,070)			(1,141)
Cash and due from banks	1,874			1,794
Other non-earning assets	13,886			13,795
	$124,024			$125,734
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,253	10	0.15	$7,688	8	0.15
Interest-bearing checking	19,305	27	0.19	20,755	15	0.10
Money market	26,751	32	0.16	26,794	23	0.11
Time deposits	7,026	45	0.86	7,385	40	0.73
Total interest-bearing deposits (3)	61,335	114	0.25	62,622	86	0.18
Other short-term borrowings	457	4	1.02	3	—	—
Long-term borrowings	6,964	153	2.92	8,520	148	2.29
Total interest-bearing liabilities	68,756	271	0.53	71,145	234	0.44
Non-interest-bearing deposits (3)	36,100	—	—	35,107	—	—
Total funding sources	104,856	271	0.34	106,252	234	0.29
Net interest spread			3.09			2.95
Other liabilities	2,424			2,300
Stockholders’ equity	16,744			17,182
	$124,024			$125,734
Net interest income and other financing income/margin on a taxable-equivalent basis from continuing operations (4)		$2,706	3.31%		$2,608	3.13%
_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $16 million and $26 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.16% and 0.12% for the nine months ended September 30, 2017 and 2016, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the third quarter of 2017, net interest income and other financing income (taxable-equivalent basis) totaled $921 million compared to $856 million in the third quarter of 2016. The net interest margin (taxable-equivalent basis) was 3.36 percent for the third quarter of 2017 and 3.06 percent for the third quarter of 2016. Net interest income and other financing income (taxable-equivalent basis) totaled $2.7 billion and $2.6 billion for the first nine months of 2017 and 2016, respectively. The net interest margin (taxable-equivalent basis) was 3.31 percent and 3.13 percent for the first nine months of 2017 and 2016, respectively. The increase in net interest margin (taxable-equivalent basis) for the third quarter and first nine months of 2017, compared to the same periods of 2016, was primarily due to higher market interest rates, prudent deposit cost management, favorable credit-related interest recoveries and the impact of balance sheet management strategies, partially offset by lower average loan balances.
Management expects to increase net interest income and other financing income in the range of 3 to 5 percent on a full year basis in 2017.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. While not presented, up-rate scenarios of greater magnitude are also analyzed. Regions prepares a minus 50 basis points scenario, as minus 100 and 200 basis points scenarios are of limited use in the current rate environment. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of September 30, 2017, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2018. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have not resulted in a meaningful increase in deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
With respect to sensitivity to long-term interest rates, the balance sheet is estimated to be moderately asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $92 million if longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if longer-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $54 million. While long-term rates have retracted from levels experienced earlier in the year, they remain moderately elevated relative to the lows observed in mid-2016. At current rate levels, the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization is reduced. Therefore, to the extent that interest rates do not materially decline, net interest income sensitivity driven by middle and long-term interest rates will be primarily attributable to changes in the level of reinvestment yields on fixed rate assets. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2017
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$222
+ 100 basis points	131
- 50 basis points	(68)

Instantaneous Change in Interest Rates
+ 200 basis points	$215
+ 100 basis points	154
- 50 basis points	(102)
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the +200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g., Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $53 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
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
The following table presents additional information about the interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2017
		Estimated Fair Value		Weighted-Average
	Notional Amount	Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$2,850	$—	$29	3.3	1.4%	1.3%
Receive variable/pay fixed	280	1	8	8.9	1.3	2.6
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	7,150	21	153	5.9	1.4	1.3
Total derivatives designated as hedging instruments	$10,280	$22	$190	5.2	1.4%	1.3%

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
LIQUIDITY RISK
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. In 2014, the Federal Reserve, the OCC and the FDIC released the final version of the liquidity coverage ratio rule, which is designed to ensure that financial institutions have the necessary assets on hand to withstand short-term liquidity disruptions. See the "Liquidity Coverage Ratio" discussion included in the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2017, Regions had approximately $1.9 billion in cash on deposit with the FRB, a decrease from approximately $3.6 billion at December 31, 2016.
Regions’ borrowing availability with the FRB as of September 30, 2017, based on assets pledged as collateral on that date, was $16.1 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2017, Regions’ outstanding balance of FHLB borrowings was $2.2 billion and its total borrowing capacity from the FHLB totaled $17.5 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-

four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risk characteristics of each loan type.
INFORMATION SECURITY RISK
Regions faces a variety of operational risks, including information security risks. Information security risks such as evolving and adaptive cyber attacks, regularly conducted against Regions and other large financial institutions to compromise or disable information systems, have generally increased in recent years. This trend is expected to continue for a number of reasons, including the proliferation of new technologies, the increasing use of mobile devices, more financial transactions conducted online, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $76 million in the third quarter of 2017 compared to $29 million during the third quarter of 2016. The provision for loan losses totaled $194 million for the first nine months of 2017 compared to $214 million for the first nine months of 2016. Estimated hurricane-related loan losses of $40 million are included in the third quarter and first nine months of 2017 provision amounts. Refer to the “Allowance for Credit Losses” section of Management's Discussion and Analysis for further detail.

NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2017 vs. 9/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$175	$166	$9	5.4%
Card and ATM fees	103	105	(2)	(1.9)%
Investment management and trust fee income	58	54	4	7.4%
Mortgage income	32	46	(14)	(30.4)%
Capital markets fee income and other	35	42	(7)	(16.7)%
Insurance commissions and fees	35	38	(3)	(7.9)%
Bank-owned life insurance	20	22	(2)	(9.1)%
Commercial credit fee income	17	17	—	NM
Investment services fee income	15	15	—	NM
Insurance proceeds	—	47	(47)	(100.0)%
Securities gains (losses), net	8	—	8	NM
Market value adjustments on employee benefit assets	3	4	(1)	(25.0)%
Other miscellaneous income	14	43	(29)	(67.4)%
	$515	$599	$(84)	(14.0)%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2017 vs. 9/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$512	$491	$21	4.3%
Card and ATM fees	311	299	12	4.0%
Investment management and trust fee income	171	156	15	9.6%
Mortgage income	113	130	(17)	(13.1)%
Capital markets fee income and other	105	121	(16)	(13.2)%
Insurance commissions and fees	108	114	(6)	(5.3)%
Bank-owned life insurance	61	75	(14)	(18.7)%
Commercial credit fee income	53	54	(1)	(1.9)%
Investment services fee income	46	46	—	NM
Insurance proceeds	—	50	(50)	(100.0)%
Securities gains (losses), net	9	1	8	NM
Market value adjustments on employee benefit assets	10	—	10	NM
Other miscellaneous income	51	94	(43)	(45.7)%
	$1,550	$1,631	$(81)	(5.0)%
________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increases during the third quarter of 2017 and first nine months of 2017 compared to the same periods of 2016 were primarily due to overall account growth and increases in non-sufficient fund fees.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The decrease in the third quarter of 2017 compared to the same period of 2016 was primarily the result of a decrease in spending volume including the impact from recent hurricanes. The increase in the first nine months of 2017 compared to the same period of 2016 was primarily the result of checking account and active credit card growth resulting in higher interchange income.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. The increases in the third quarter of 2017 and the first nine months of 2017 compared to the same periods of 2016 were primarily due to an increase in assets under administration and growth in the equity markets.
Mortgage income—Mortgage income decreased in the third quarter of 2017 and the first nine months of 2017 compared to the same periods of 2016 due to lower production, spread compression and a reduction in the valuation of residential mortgage servicing rights. The decreases were partially offset by increases in mortgage servicing income as a result of the second quarter 2017 purchase of the rights to service approximately $2.7 billion in residential mortgage loans.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets fee income and other decreased in the third quarter of 2017 and the first nine months of 2017 compared to the same periods in 2016. The decreases were primarily due to reduced income from merger and acquisition advisory services. The decreases were partially offset by higher fees generated from the placement of permanent financing for real estate customers and an increase in fees obtained from debt underwriting activities.
Bank-owned life insurance—Bank-owned life insurance decreased in the first nine months of 2017 compared to the same period in 2016 primarily due to reduced claims benefits and a gain on exchange of policies that was recognized in the first quarter of 2016.
Insurance proceeds—Insurance proceeds recognized in 2016 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets increased in the first nine months of 2017 compared to the same period of 2016 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and employee benefits expense.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, fees from safe deposit boxes, check fees, and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the third quarter and first nine months of 2017 compared to the same periods of 2016 primarily due to operating lease impairment charges of $10 million, $7 million and $5 million recorded in the third, second and first quarters of 2017, respectively. In addition, net revenue from affordable housing declined between periods and a recovery of approximately $10 million related to the 2010 Gulf of Mexico oil spill was recognized in the third quarter of 2016.

NON-INTEREST EXPENSE

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2017 vs. 9/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$483	$486	$(3)	(0.6)%
Net occupancy expense	91	87	4	4.6%
Furniture and equipment expense	84	80	4	5.0%
Outside services	41	38	3	7.9%
Marketing	24	25	(1)	(4.0)%
FDIC insurance assessments	28	29	(1)	(3.4)%
Professional, legal and regulatory expenses	21	29	(8)	(27.6)%
Branch consolidation, property and equipment charges	5	5	—	NM
Credit/checkcard expenses	13	14	(1)	(7.1)%
Provision (credit) for unfunded credit losses	(8)	8	(16)	(200.0)%
Visa class B shares expense	4	11	(7)	(63.6)%
Loss on early extinguishment of debt	—	14	(14)	(100.0)%
Other miscellaneous expenses	100	108	(8)	(7.4)%
	$886	$934	$(48)	(5.1)%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2017 vs. 9/30/2016
	2017	2016	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,458	$1,441	$17	1.2%
Net occupancy expense	262	259	3	1.2%
Furniture and equipment expense	249	237	12	5.1%
Outside services	124	113	11	9.7%
Marketing	70	78	(8)	(10.3)%
FDIC insurance assessments	81	71	10	14.1%
Professional, legal and regulatory expenses	71	63	8	12.7%
Branch consolidation, property and equipment charges	13	41	(28)	(68.3)%
Credit/checkcard expenses	39	41	(2)	(4.9)%
Provision (credit) for unfunded credit losses	(10)	20	(30)	(150.0)%
Visa class B shares expense	8	15	(7)	(46.7)%
Other miscellaneous expenses	307	339	(32)	(9.4)%
	$2,672	$2,718	$(46)	(1.7)%
________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits include salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits decreased for the third quarter compared to the same period in 2016. The primary drivers of the decrease were lower production-based incentive and benefit expenses and a reduction in staffing levels. Full-time equivalent headcount decreased to 22,101 at September 30, 2017 from 22,215 at September 30, 2016 reflecting the impact of the Company's efficiency initiatives implemented as part of its three-year strategic plan. Salaries and employee benefits increased for the first nine months of 2017 compared to the same period in 2016. The increase was primarily due to merit increases and $12 million in pension settlement charges in 2017.
Net occupancy expense—Net occupancy expense increased in the third quarter and the first nine months of 2017 compared to the same periods of 2016 primarily due to hurricane-related branch damage, hurricane preparedness and other storm-related charges.

Furniture and equipment expense—Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during the third quarter and the first nine months of 2017 compared to the same periods of 2016 primarily due to increased depreciation related to the completion of certain capital investment projects.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the third quarter and the first nine months of 2017 compared to the same periods of 2016 primarily due to increased servicing costs related to point-of-sale lending through third parties.
FDIC insurance assessments—FDIC insurance assessments remained relatively unchanged during the third quarter and increased in the first nine months of 2017 compared to the same periods of 2016. The increase was primarily due to the implementation of the FDIC assessment surcharge that went into effect in the third quarter of 2016, as well as the impact of a $6 million refund recognized in the second quarter of 2016.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the third quarter of 2017 compared to the same period in 2016 due to lower legal costs. Professional, legal and regulatory expenses increased during the first nine months of 2017 compared to the same period in 2016 due to a legal recovery of $7 million that was recognized in the first quarter of 2016.
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
Provision (credit) for unfunded credit losses—Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments. The provision for unfunded credit losses decreased during the third quarter and first nine months of 2017 compared to the same periods of 2016. The (credit) for unfunded credit losses in both periods of 2017 was primarily attributable to a reduction in the level of risk estimated for the unfunded credit commitments in the commercial and industrial portfolio.
Visa class B shares expense—Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigations. Visa class B shares expense decreased in both the third quarter and the first nine months of 2017 compared to the same periods of 2016 primarily due to expenses that occurred during the third quarter of 2016 as a result of a Visa class action settlement that was overturned on appeal.
Loss on early extinguishment of debt—During the third quarter of 2016, the Company purchased approximately $649 million of its 2.00% senior notes due May 2018. The pre-tax loss on the early extinguishment related to this tender offer was approximately $14 million.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses decreased during the third quarter and the first nine months of 2017 compared to the same periods of 2016 primarily due to decreased valuation charges associated with other real estate and loans held for sale, which were partially offset by $7 million in hurricane-related charges.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended September 30, 2017 was $139 million compared to income tax expense of $152 million for the same period in 2016, resulting in effective tax rates of 30.9 percent and 32.3 percent, respectively. Income tax expense from continuing operations for the nine months ended September 30, 2017 was $400 million compared to income tax expense of $380 million for the same period in 2016, resulting in effective tax rates of 30.3 percent and 30.6 percent, respectively. The effective tax rates in both prior comparable periods were higher principally due to the termination of certain leverage leases.
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
At September 30, 2017, the Company reported a net deferred tax asset of $199 million compared to a net deferred asset of $308 million at December 31, 2016. The change is due principally to a decrease in unrealized losses on securities available for sale and a decrease in the deferred tax asset related to employee benefits.

DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three months ended September 30, 2017 loss from discontinued operations was immaterial and the nine months ended September 30, 2017 income from discontinued operations was primarily the result of recoveries of legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 86 through 89 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2017, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2017, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2017	7,150,000	$14.53	7,150,000	$1,365,974,410
August 1-31, 2017	27,446,180	$14.40	27,446,180	$970,271,526
September 1-30, 2017	—	$—	—	$970,271,526
Total 3rd Quarter	34,596,180	$14.43	34,596,180	$970,271,526
Regions' Board authorized, effective June 28, 2017, a new $1.47 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2017 through the end of the second quarter of 2018. As of September 30, 2017, Regions repurchased approximately 34.6 million shares of common stock at a total cost of approximately $500 million under this plan. The Company continued to repurchase shares under this plan in the fourth quarter of 2017, and as of November 7, 2017, Regions had additional repurchases of approximately 7.8 million shares of common stock at a total cost of approximately $122.4 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 27, 2017.

10.1	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated July 2017.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2017	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)