Form 10-K
period 2017-12-31
REGIONS FINANCIAL CORP
filed 2018-02-26
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Stock, $.01 par value—$11,537,313,844 as of June 30, 2017.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—1,122,565,313 shares issued and outstanding as of February 22, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 25, 2018 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ALCO - Asset/Liability Management Committee.
AOCI - Accumulated other comprehensive income.
AMT - Alternative minimum tax.
ATM - Automated teller machine.
Basel I - Basel Committee's 1988 Regulatory Capital Framework (First Accord).
Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord).
Basel III Rules - Final capital rules adopting the Basel III capital framework approved by U.S. federal regulators in 2013.
Basel IV - Basel Committee's revised Regulatory Capital Framework proposal released in December 2017.
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
EAD - Exposure At Default.
FASB - Financial Accounting Standards Board.
FDIA - Federal Deposit Insurance Act, as amended.
FDIC - The Federal Deposit Insurance Corporation.
Federal Reserve - The Board of Governors of the Federal Reserve System.
FFIEC - Federal Financial Institutions Examination Council.
FHA - Federal Housing Administration.

FHC - Financial Holding Company.
FHLB - Federal Home Loan Bank.
FHLMC - Federal Home Loan Mortgage Corporation, known as Freddie Mac.
FICO - The Financing Corporation, established by the Competitive Equality Banking Act of
1987.
FICO scores - Personal credit scores based on the model introduced by the Fair Isaac Corporation.
FinCen - the Financial Crimes Enforcement Network.
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
NOL - Net Operating Loss.
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
RICO - Racketeer Influenced and Corrupt Organizations Act.
SEC - U.S. Securities and Exchange Commission.
SERP - Supplemental Executive Retirement Plan.
SSFA - Simplified Supervisory Formula Approach.
Tax Reform - H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent
Resolution on the Budget for Fiscal Year 2018.
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

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:

•
Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of possible declines in property values, increases in unemployment rates and potential reductions of economic growth, which may adversely affect our lending and other businesses and our financial results and conditions.

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

•
Any impairment of our goodwill or other intangibles, any repricing of assets, or any adjustment of valuation allowances on our deferred tax assets due to changes in law, adverse changes in the economic environment, declining operations of the reporting unit or other factors.

•
The effect of changes in tax laws, including the effect of Tax Reform and any future interpretations of or amendments to Tax Reform, which may impact our earnings, capital ratios and our ability to return capital to shareholders.

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

•
Our ability to effectively compete with other traditional and non-traditional financial services companies, some of whom possess greater financial resources than we do or are subject to different regulatory standards than we are.

•
Our inability to develop and gain acceptance from current and prospective customers for new products and services and the enhancement of existing products and services to meet customers’ needs and respond to emerging technological trends in a timely manner could have a negative impact on our revenue.

•	Our inability to keep pace with technological changes could result in losing business to competitors.

•
Changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

•	Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business.

•	Our ability to execute on our strategic and operational plans, including our ability to fully realize the financial and non-financial benefits relating to our strategic initiatives.

•	The risks and uncertainties related to our acquisition or divestiture of businesses.

•	The success of our marketing efforts in attracting and retaining customers.

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

•
Inability of our framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could, among other things, result in a breach of operating or security systems as a result of a cyber attack or similar act or failure to deliver our services effectively.

•	Dependence on key suppliers or vendors to obtain equipment and other supplies for our business on acceptable terms.

•	The inability of our internal controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts.

•	The effects of geopolitical instability, including wars, conflicts and terrorist attacks and the potential impact, directly or indirectly, on our businesses.

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

•
Our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation.

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

•
The effects of the failure of any component of our business infrastructure provided by a third party could disrupt our businesses, result in the disclosure of and/or misuse of confidential information or proprietary information, increase our costs, negatively affect our reputation, and cause losses.

•	Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends to stockholders.

•	Changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect how we report our financial results.

•	Other risks identified from time to time in reports that we file with the SEC.

•	Fluctuations in the price of our common stock and inability to complete stock repurchases in the time frame and/or on the terms anticipated.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.
You should not place undue reliance on any forward-looking statements, which speak only as of the date made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible to predict all of them. We assume no obligation and do not intend to update or revise any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama that operates in the South, Midwest and Texas. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance brokerage, trust services, merger and acquisition advisory services, and other specialty financing. At December 31, 2017, Regions had total consolidated assets of approximately $124.3 billion, total consolidated deposits of approximately $96.9 billion and total consolidated stockholders’ equity of approximately $16.2 billion.
Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2017, Regions operated 1,899 ATMs and 1,469 total branch outlets across the South, Midwest and Texas.
The following chart depicts the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	317
Tennessee	221
Alabama	218
Mississippi	126
Georgia	119
Louisiana	101
Arkansas	85
Texas	74
Missouri	57
Indiana	52
Illinois	49
South Carolina	24
Kentucky	12
Iowa	8
North Carolina	6
Total	1,469

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
Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, each a wholly-owned subsidiary of Regions Bank, provide equipment financing products focusing on commercial clients.

Regions Investment Services, Inc., a wholly-owned subsidiary of Regions Bank, offers investments and insurance products to Regions Bank customers, provided by licensed insurance agents. In addition, Regions Bank and Regions Investment Services, Inc. also maintain an agreement with Cetera Investment Services, LLC to offer securities, insurance and advisory services to Regions Bank customers through dually-employed financial advisors.
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
Overview
We are registered with the Federal Reserve as a BHC and have elected to be treated as an FHC under the BHC Act. As such, we and our subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. Generally, the BHC Act provides for “umbrella” regulation of FHCs by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act also requires the Federal Reserve to examine any subsidiary of a BHC, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.
Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. Its operations are generally subject to supervision and examination by both the Federal Reserve and the Alabama State Banking Department and the bank regulators are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. State and federal laws and regulations govern the activities in which Regions Bank engages, including the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Regions Bank is also affected by the actions of the Federal Reserve as it implements monetary policy. As a Federal Reserve System member bank, Regions Bank is required to hold stock in the Federal Reserve Bank of Atlanta in an amount equal to 6 percent of its capital stock and surplus. Member banks with total assets in excess of $10 billion, including Regions Bank, receive a floating dividend rate tied to 10-year U.S. Treasuries, with the maximum dividend rate capped at 6 percent.
Regions Bank and its affiliates are also subject to supervision, regulation, examination and enforcement by the CFPB with respect to consumer protection laws and regulations. Some of Regions’ non-bank subsidiaries are also subject to regulation by various federal and state agencies, such as the SEC and FINRA in the case of our broker-dealer subsidiaries, Regions Securities LLC and BlackArch Securities LLC.
We are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock and depository shares representing our outstanding preferred stock are each listed on the NYSE. Consequently, we are also subject to NYSE’s rules for listed companies.
 Under the Dodd-Frank Act, U.S. BHCs with total consolidated assets of $50 billion or more, including Regions, are subject to enhanced prudential standards. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the FSOC has determined would pose a grave threat to systemic financial stability were they to fail such limits.
Pursuant to the Dodd-Frank Act, BHCs with total consolidated assets of $50 billion or more, such as Regions, are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. Regions submitted its most recent resolution plan to these agencies in December 2017 and Regions Bank anticipates submitting its resolution plan prior to the July 1, 2018 deadline. If the Federal Reserve and the FDIC determine that these plans are not credible and we do not cure the deficiencies, the Federal Reserve and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Company or Regions Bank or may jointly order the Company or Regions Bank to divest assets or operations to facilitate an orderly resolution in the event of failure.
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
Permissible Activities under the BHC Act
In general, the BHC Act limits the activities permissible for BHCs to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incidental thereto. A BHC electing to be treated as a FHC, like Regions, may also engage in a range of activities that are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments.
For a BHC to be eligible to elect FHC status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “-Regulatory Remedies under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under the CRA. The BHC itself must also be well-capitalized and well-managed in order to be eligible to elect FHC status. If an FHC fails to continue to be well-capitalized or well-managed after engaging in activities not permissible for BHCs that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a BHC electing to be treated as an FHC. Furthermore, if the Federal Reserve determines that an FHC has not maintained a CRA rating of at least "satisfactory," the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.
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
In 2013, the federal bank regulators approved the final Basel III Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules, among other things, (i) introduced a new capital measure called CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments to capital as compared to existing regulations. For more information, see the “Regulatory Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Leverage Requirements
BHCs and banks are also required to comply with minimum leverage capital requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated average tangible assets (as defined for regulatory purposes), called the “leverage ratio”, of 4.0% for all BHCs.
Liquidity Requirements
Liquidity risk management and supervision have become increasingly important since the financial crisis. In addition to the liquidity buffer requirement, Regions is subject to the federal banking agencies’ rules implementing Basel III’s LCR, which is designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets under an acute 30-day liquidity stress scenario. The LCR rule applies in a modified, less stringent, form to BHCs, such as Regions, having $50 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. Since January 1, 2017, the rule has been fully phased in. Regions is required to calculate its LCR on a monthly basis.

If a covered company fails to meet the required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. In December 2016, the Federal Reserve issued a final rule that requires BHCs, such as Regions, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR beginning with the fourth quarter of 2018 for modified LCR BHC’s such as Regions. At December 31, 2017, Regions' LCR was above the minimum requirement.
In addition to LCR, the Basel III framework also included a second standard, referred to as the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the U.S. banking regulators issued a proposed rule to implement the NSFR for large U.S. banking organizations. BHCs with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as Regions, would be subject to a less stringent modified NSFR requirement. As proposed the NSFR rule would have taken effect on January 1, 2018; however, the U.S. banking regulators have not issued the final rule.
Comprehensive Capital Analysis and Review and Stress Testing
The Federal Reserve conducts annual analyses of BHCs with at least $50 billion in total consolidated assets to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in baseline, adverse and severely adverse economic conditions. Regions is also required to conduct its own semi-annual stress analysis to assess the potential impact on Regions of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis.
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
In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve's non-objection to our capital plan. Should the Federal Reserve object to a capital plan, a BHC may not make any capital distribution other than those capital distributions to which the Federal Reserve has indicated its non-objection in writing. As a result of a final rule adopted by the Federal Reserve in January 2017, beginning with the 2017 CCAR cycle, the Federal Reserve may no longer object on the basis of qualitative criteria to capital plans submitted by BHCs that have total consolidated assets of at least $50 billion but less than $250 billion, non-bank assets of less than $75 billion, and that are not U.S. global-systemically important banks, such as Regions. Our annual capital planning submission is due by April 5th and the Federal Reserve will publish the results of its supervisory CCAR review of our capital plan by June 30th of each year.
Safety and Soundness Standards
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2017, both Regions and Regions Bank were well-capitalized.
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
The FDIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards. Regulators also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. Regulators make this evaluation as a part of their regular examination of the institution’s safety and soundness. Additionally, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions.

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
If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “-Safety and Soundness Standards” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that BHCs and insured banks should generally pay dividends only out of current operating earnings.
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
Transactions with Affiliates
Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W restrict transactions between a bank and its affiliates, including a parent BHC. Regions Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may take place, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates be on market terms or better for the bank. Generally, a bank’s covered transactions with any affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus.
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
Deposit Insurance Assessments. Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions that have more than $10 billion in assets, such as Regions Bank, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the deposit insurance fund if such a failure occurs. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. As of July 1, 2016, for large institutions, including Regions Bank, the initial base assessment rate ranges from 3 to 30 basis points on an annualized basis (basis point representing 1/100th of one percent). After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. The deposit insurance assessment base is calculated based on the average of total assets less the average tangible equity of the insured depository institution during the assessment period, less allowable deductions.
The FDIA establishes a minimum ratio of the DIF to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. Additionally, beginning July 1, 2016, the FDIC has imposed a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as Regions Bank. The surcharge will continue through the earlier of the quarter that the DIF first reaches or exceeds 1.35% or December 31, 2018. During 2017, Regions Bank’s total FDIC insurance assessments and surcharge were $108 million, a $9 million increase from 2016. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will increase deposit insurance assessment levels in the future.
For more information, see the “FDIC Insurance Assessments” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the FICO to impose assessments on DIF applicable deposits in order to service the interest on the FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance. The FICO assessment rates may be adjusted quarterly to reflect a change in assessment base or a change in the amount of outstanding bonds. Regions Bank had a FICO assessment of approximately $5 million in FDIC deposit premiums in 2017, which was included in the $108 million in total FDIC insurance assessments discussed above.
Acquisitions
The BHC Act requires every BHC to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (iii) it may merge or consolidate with any other BHC. BHCs with consolidated assets exceeding $50 billion must obtain prior approval from the Federal Reserve before acquiring certain non-bank financial companies with assets exceeding $10 billion and provide prior written notice to the Federal Reserve before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. BHCs seeking approval to complete an acquisition must be well-capitalized and well-managed.
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
Depositor Preference
Under federal law, claims of depositors and certain claims for both administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be an investment company for purposes of the Volcker Rule. The final rules implementing the Volcker Rule also require that large BHCs, such as Regions, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention.

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
Additionally, the Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
Financial Privacy and Cybersecurity
The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is used in diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and application information. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. The Regions Information Security Program reflects the requirements of this guidance.
Community Reinvestment Act
Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment is part of the Federal Reserve’s consideration of applications by a bank or BHC to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a BHC applicant, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant BHC, and such records may be the basis for denying the application.
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
In May 2016, FinCEN, which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and bank secrecy act legislation, issued final rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions, and financial institutions that are subject to these final rules, including Regions, are required to comply by May 2018. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
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
Regulation of Insurers and Insurance Brokers
Our operations in the areas of insurance brokerage and reinsurance of credit protection products are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Certain of our insurance company subsidiaries are subject to extensive regulatory supervision and to insurance laws and regulations requiring, among other things, maintenance of capital, record keeping, reporting and examinations.
Regulation of Broker Dealers
Our subsidiaries, Regions Securities LLC and BlackArch Securities LLC, are registered broker-dealers with the SEC and, as a result, are subject to regulation and examination by the SEC, FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.
Competition
All aspects of our business are highly competitive. Our subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. We expect competition to remain intense among financial services companies given the relatively low interest rate and slower economic environment relative to past economic cycles. Also, future changes in monetary policy including further increases in the Federal Funds target range along with the Federal Reserve’s balance sheet normalization program, coupled with post-crisis regulatory requirements, may increase competition for certain deposit products.
Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Employees
As of December 31, 2017, Regions and its subsidiaries had 21,714 full-time equivalent employees.
Available Information
We maintain a website at www.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy Summary, and (v) the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Committee.

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

In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve would intervene. If economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected.
Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2017 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
Our operations are concentrated in the Southeastern U.S., and adverse changes in the economic conditions in this region can adversely affect our financial results and condition.
Our operations are concentrated in the Southeastern U.S., particularly in the states of Alabama, Florida, Georgia, Louisiana, Mississippi and Tennessee. As a result, local economic conditions in the Southeastern U.S. significantly affect the demand for the loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Following the financial crisis, the national real estate market experienced a significant decline in value, and the value of real estate in Florida in particular declined significantly more than real estate values in the U.S. as a whole. This decline has had an adverse impact on some of our borrowers and on the value of the collateral securing many of our loans. Although real estate in many geographies has improved, any further declines in the future may affect borrowers and collateral values, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions could materially adversely affect our business, results of operations or financial condition.

Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.
A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, a number of severe Atlantic hurricanes occurred in 2017, including two that impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a catastrophic earthquake, hurricane, tornado or other severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of future earthquakes, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as oil spills, could have similar effects.
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
As of December 31, 2017, consumer residential real estate loans represented approximately 30% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2017, approximately 7% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $10.2 billion home equity portfolio at December 31, 2017, approximately $6.6 billion were home equity lines of credit and $3.6 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2017, approximately $3.5 billion of our home equity lines and loans were in a second lien position.
Weakness in commodity businesses could adversely affect our performance.
Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices. This includes agriculture, livestock, metals, timber, textiles and energy businesses (including oil, gas and petrochemical), as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These industries have been, and may in the future be, subject to significant volatility. In addition, legislative changes such as the elimination of certain tax incentives could have significant impacts on this portfolio.
Industry competition may adversely affect our degree of success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to remain intense among financial services companies given the relatively low interest rate and slower economic environment relative to past economic cycles. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of marketplace lenders and other technological financial services companies have grown significantly over recent years and is expected to continue growing.
Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin and financial performance.
Fluctuations in market interest rates may adversely affect our performance.
Our profitability depends to a large extent on our net interest income and other financing income, which is the difference between the interest income received on interest-earning assets (primarily loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). Net interest income and other financing income also includes rental income and depreciation expense associated with operating leases for which Regions is the lessor. The level of net interest income and other financing income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FOMC and interest rates markets.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through actions such as quantitative easing, and the market's expectations for future inflation, growth and other economic considerations. The level of net interest income and other financing income is therefore influenced by the overall level of interest rates along with the shape of the yield curve. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and other financing income may decline and, with it, a decline in our earnings may occur. Our net interest income and other financing income and our earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. Despite the rate increase in December 2017, short-term interest rates remain low by historical standards. While still low relative to historical standards, increases in short term interest rates since December 2015 have contributed to growth in net interest income and other financing income and the net interest margin.
Our current one-year interest rate sensitivity position is asset sensitive. As a result, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income and other financing income.

Conversely, an increasing rate environment would likely have a positive impact on twelve-month net interest income and other financing income. However, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result.
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
Regions’ credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. In addition, certain customers could be prohibited from placing deposits with Regions Bank. If Regions were to be downgraded below investment grade, we may not be able to reliably access the short-term unsecured funding markets, and certain customers could be prohibited from placing deposits with Regions Bank, which could cause us to hold more cash and liquid investments to meet our ongoing liquidity needs. Such actions could reduce our profitability as these liquid investments earn a lower return than other assets, such as loans. Regions’ liquidity policy requires that the holding company maintain cash sufficient to cover the greater of (i) 18 months of debt service and other cash needs or (ii) a minimum cash balance of $500 million. Although this policy helps protect us against the costs of unexpected adverse funding environments, we cannot guarantee that this policy will be sufficient.
Additionally, if Regions were to be downgraded to below investment grade, certain counterparty contracts may be required to be renegotiated or require the posting of additional collateral. Refer to Note 21 “Derivative Financial Instruments and Hedging Activities - Contingent Features” to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post additional collateral related to existing contracts with contingent credit features.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2017, we had $4.9 billion of goodwill and $177 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
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
As of December 31, 2017, Regions had approximately $163 million in net deferred tax assets (net of valuation allowance of $34 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, taxable income within any applicable carryback periods (post Tax Reform, NOL's generated by Regions cannot be carried back, but can be carried forward indefinitely), reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2017 (except for $34 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates. On December 22, 2017, the U.S. government enacted comprehensive tax legislation that caused us to adjust the value of our deferred tax assets to a lower base rate of 21%. While the legislation adversely impacted our operating results and regulatory capital ratios for the current year, we expect the ongoing impact of this legislation to increase income from continuing operations.
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
Our success depends, in part, on our executive officers and other key personnel. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel. For a discussion of proposed rules that may impact our compensation practices, see the “Supervision and Regulation-Compensation Practices” section of Item 1. “Business” of this Annual Report on Form 10-K.
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
We are exposed to many types of operational risks, including business continuity, process, third party, information technology, human resource, model, and fraud risks. Regions’ fraud risks include fraud committed by external parties against the Company or its customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover may increase as a result of customers' account or personally identifiable information being obtained through breaches of retailers' or other third parties’ networks. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
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
Failure in or breach of our systems or infrastructure, or those of our third-party service providers (or providers to such third-party service providers), including as a result of cyber-attacks, could disrupt our businesses or the businesses of our customers. This could result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and financial losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As public and regulatory expectations, as well as our customers' expectations have increased regarding operational performance and information security, our systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see the “Supervision and Regulation-Financial Privacy and Cybersecurity” section of Item 1. “Business” of this Annual Report on Form 10-K.
Information security risks for large financial institutions, such as Regions, have increased significantly in recent years in part because of the proliferation of Internet and mobile banking and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack or information security breach, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. We also have insurance coverage that may, subject to policy terms and conditions, cover certain losses associated with cyber-attacks or information security breaches, but it may be insufficient to cover all losses from any such attach or breach. Additionally, cyber-attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including Regions. Although these past events have not resulted in a breach of Regions’ client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. We may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a cyber-attack or information security breach that impacts us. In addition, our third-party service providers may be unable to identify vulnerabilities in their systems or once identified, be unable to promptly provide required patches. Further, even if provided, such patches may not fully remediate any vulnerability or may be difficult for Regions to implement. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These criminals may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, civil litigation, penalties or intervention, reputational damage, reimbursement or other compensation costs, remediation costs, additional cybersecurity protection costs, increased insurance premiums and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition. We could also be adversely affected if we lost access to information or services from a third party service provider as a result of a security breach, system or operational failure or disruption affecting the third party service provider. For a more detailed discussion of these risks and specific occurrences, see the "Information Security Risk" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, or resulting from issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. In certain situation, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations.
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
In 2017, we sold 45% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
We utilize quantitative models to assist in measuring risks and estimating or predicting certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, forecasting financial performance, predicting losses, improving customer services, maintaining adherence to laws and regulations, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed, implemented, or managed models present the risk that our business decisions that consider information based on such models will be adversely affected due to the inadequacy or inaccuracy of that information. Also, information we provide to the public or to our regulators based on poorly designed, implemented, or managed models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, that will, effective January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The standard is likely to have a negative impact, potentially materially, to the allowance and capital at adoption in 2020; however,

Regions is still evaluating the impact.  It is also possible that Regions’ ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
Risks Arising From the Legal and Regulatory Framework in which Our Business Operates
We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters or sales practices, have increased substantially and are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.
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
In April 2012, Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2017, the carrying value of the indemnification obligation is immaterial and reflects an estimate of liability; however, actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our financial condition or results of operations.
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
In particular, the capital adequacy and liquidity guidelines applicable to Regions and Regions Bank under the Basel III Rules require Regions to satisfy additional, more stringent capital adequacy and liquidity standards than in the past. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity. In addition, Basel IV significantly revises the Basel capital framework, and the impact on us will depend on the manner in which the revisions are implemented in the U.S.
We may also be required to satisfy even more stringent standards depending on whether and how supervisory bodies determine to implement additional liquidity and capital requirements, or changes to existing requirements. For more information concerning our compliance with capital and liquidity requirements, see Note 14 “Regulatory Capital Requirements and Restrictions” in the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
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
The process for obtaining required regulatory approvals, particularly for large financial institutions, like Regions, can be difficult, time-consuming and unpredictable. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain required regulatory approvals in a timely manner or at all.
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

Increases in FDIC insurance assessments may adversely affect our earnings.
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of assessments we will be required to pay for FDIC insurance. If there are financial institution failures in the future, we may be required to pay higher FDIC assessments than we currently do, or the FDIC may charge additional special assessments or require future prepayments. Increases in our assessment may also be required in the future to achieve the FDIC’s designated reserve ratio. These potential increases in deposit assessments or special assessments may adversely affect our business, financial condition or results of operations. See the “Supervision and Regulation-Deposit Insurance” discussion within Item 1. "Business" and the "Non-Interest Expense" discussion within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to Regions Bank.
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
The market price of our capital stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects. Such risks may be affected by:

•	Our operating performance, financial condition and prospects, or the operating performance, financial condition and prospects of our competitors;

•	Operating results that vary from the expectations of management, securities analysts and investors;

•	Our creditworthiness;

•	Developments in our business or in the financial sector generally;

•	Regulatory changes affecting our industry generally or our business and operations;

•	The operating and securities price performance of companies that investors consider to be comparable to us;

•	Announcements of strategic developments, divestitures and other material events by us or our competitors;

•	Expectations of or actual equity dilution;

•	Whether we declare or fail to declare dividends on our capital stock from time to time;

•	The ratings assigned to our securities by credit-rating agencies;

•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	Changes in global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility; and

•	Executive management changes.
The market price of our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, may be subject to fluctuations unrelated to our operating performance or prospects. Increased volatility could result in a decline in the market price of our capital stock.
Our capital stock is subordinate to our existing and future indebtedness.
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2017, Regions’ total liabilities were approximately $108.1 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our total capital ratio or the total capital ratio of Regions Bank falls below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2017, our subsidiaries’ total deposits and borrowings were approximately $105.2 billion.
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
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and other business purposes. Our ability to raise additional capital, if needed, will depend on, among other things, prevailing conditions in the capital markets, which are outside of our control, and our financial performance. An economic slowdown or loss of confidence in financial institutions could increase our cost of funding and limit our access to some of our customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We cannot be assured that capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.
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
At December 31, 2017, Regions Bank, Regions’ banking subsidiary, operated 1,469 banking offices. At December 31, 2017, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions common stock are set forth in Table 27 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 22, 2018, there were 45,495 holders of record of Regions common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2017, are set forth in Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
In connection with Regions' acquisition of BlackArch Partners LLC ("BlackArch") on October 20, 2015, Regions issued 831,766 shares of Regions common stock to the former owners of BlackArch as partial consideration for the acquisition. The shares issued in the transaction are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Pursuant to contingent payment provisions in the purchase agreement, if certain conditions are met, Regions will issue up to 1,528,234 additional shares of Regions common stock to the former owners of BlackArch over the four-year period following the acquisition. During 2017 and 2016, an additional 134,837 shares and 196,991 shares were issued, respectively, leaving 1,196,406 additional shares to be potentially issued. Each of the former owners of BlackArch are accredited investors and no underwriters or placement agents were involved in connection with issuance of Regions common stock.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1—31, 2017	3,404,389	$15.67	3,404,389	$916,863,211
November 1—30, 2017	18,456,841	$15.68	18,456,841	$627,104,962
December 1—31, 2017	9,208,500	$16.99	9,208,500	$470,513,669
Total 4th Quarter	31,069,730	$16.07	31,069,730	$470,513,669
Regions' Board authorized, effective June 28, 2017, a new $1.47 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2017 through the end of the second quarter of 2018. As of December 31, 2017, Regions had repurchased approximately 65.7 million shares of common stock at a total cost of approximately $1.0 billion under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2018, and as of February 21, 2018, Regions had additional repurchases of approximately 12.5 million shares of common stock at a total cost of approximately $235.0 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

	Cumulative Total Return
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Regions	$100.00	$140.22	$152.32	$141.78	$217.49	$267.40
S&P 500 Index	100.00	132.37	150.48	152.55	170.78	208.05
S&P 500 Banks Index	100.00	135.72	156.78	158.10	196.54	240.87

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
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2017 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
2017 Results
Regions reported net income from continuing operations available to common shareholders of $1.2 billion, or $1.00 per diluted share, in 2017 compared to net income available to common shareholders from continuing operations of $1.1 billion, or $0.87 per diluted share, in 2016.
Net interest income and other financing income (taxable-equivalent basis) from continuing operations totaled $3.6 billion in 2017 compared to $3.5 billion in 2016. The net interest margin (taxable-equivalent basis) was 3.32 percent in 2017, reflecting an 18 basis point increase from 2016 primarily due to the increases in yields on earning assets, particularly loans, exceeding the slight increase in total funding costs.
The provision for loan losses totaled $150 million in 2017 compared to $262 million in 2016. This decrease was primarily due to improving economic conditions driving broad-based improvements in credit metrics, particularly in the latter half of 2017. Additionally, payoffs and paydowns of criticized loans and improved risk ratings of commercial loans resulted in a decrease to the 2017 provision level. Net charge-offs were 0.38 percent of average loans in 2017, compared to 0.34 percent in 2016. A hurricane-related loan loss provision of $40 million was recorded in 2017 as a result of several hurricanes that impacted Regions' footprint.
Non-interest income from continuing operations was $2.1 billion in 2017 and $2.2 billion in 2016. The decrease was driven primarily by declines in mortgage income and income from bank-owned life insurance, as well as insurance proceeds and other recoveries that were recorded in 2016 (that did not repeat in 2017), and operating lease impairments recorded in 2017. These decreases were partially offset by increases in service charges on deposit accounts, card and ATM fees, investment management and trust fee income, and capital markets fee income. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Non-interest expense from continuing operations was $3.6 billion in both 2017 and 2016. While non-interest expense from continuing operations was relatively consistent in 2017, there were increases in salaries and employee benefits, furniture and equipment expenses, outside services, FDIC insurance assessments, and professional, legal and regulatory expenses. Decreases in branch consolidation, property and equipment charges, provision (credit) for unfunded credit losses, and loss on early extinguishment of debt offset the increases discussed above. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduces the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. As a result of enactment, the Company recognized additional income tax expense of approximately $52 million in the fourth quarter of 2017, which included $25 million related to revaluation of its net deferred tax assets, $23 million related to the revision of its proportional amortization calculation associated with low-income housing investments, and $4 million related to revaluation of the reserve for unrecognized tax benefits. See Note 20 "Income Taxes" to the consolidated financial statements for further details.
A discussion of activity within discontinued operations is included at the end of "Operating Results" in the MD&A section of this report.
For more information, refer to the following additional sections within this Form 10-K:

•	"Operating Results" section of MD&A
Capital
Capital Actions
As part of its 2017 CCAR submission, Regions' proposed capital plan included increasing its quarterly common stock dividend from $0.065 per share to $0.09 per share beginning in the third quarter of 2017 and the execution of up to $1.47 billion in common share repurchases. The 2017 capital plan covers the period from the third quarter of 2017 through the second quarter of 2018. The Federal Reserve did not object to the capital plan.
Management expects to continue to evaluate the amount of the common stock dividend with the Board and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
Regions’ Board approved the share repurchase plan. The share repurchase authority granted by the Board was available at the beginning of the third quarter of 2017 and will continue through the second quarter of 2018. As of December 31, 2017, Regions had repurchased approximately 65.7 million shares of common stock at a total cost of approximately $1.0 billion under this plan. The Company continued to repurchase shares under this plan into the first quarter of 2018. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
For more information, refer to the following additional sections within this Form 10-K:

•	“Stockholders’ Equity” discussion in MD&A

•	Note 15 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank and, as such, began transitioning to the Basel III Rules in January 2015 subject to a phase-in period extending to January 2019. When fully phased in, the Basel III Rules will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. The Basel III Rules maintained the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2017, Regions’ Basel III Tier 1 capital and Total capital ratios were estimated to be 11.86% and 13.78%, respectively.
The Basel III Rules also officially defined CET1. When fully phased in on January 1, 2019, the minimum ratio of CET1 to risk-weighted assets will be at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation). Regions' Basel III CET1 ratio at December 31, 2017 was estimated to be 11.05%. Regions estimates its fully phased-in CET1 ratio (non-GAAP) at December 31, 2017 to be 10.95%.
For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	Table 2 - “GAAP to Non-GAAP reconciliation” in MD&A

•	"Regulatory Requirements" section of MD&A

•	Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements
Loan Portfolio and Credit
During 2017 total loans decreased by $148 million or 0.2 percent compared to 2016, which included decreases in the commercial real estate and investor real estate portfolio classes, as well as the home equity and indirect-vehicles classes within the consumer portfolio. Largely offsetting these decreases were increases in the commercial and industrial portfolio class, as well as the residential first mortgage and indirect-other classes within the consumer portfolio. Commercial real estate loans decreased $676 million as a result of continued softness in demand and increasing competition for middle market and small business loans. Investor real estate loans declined $640 million as a number of investor real estate loans paid off prior to maturity reflecting the impact of low capitalization rates. Home equity balances decreased $523 million as the pace of run-off continued to exceed production. Indirect-vehicles loans decreased $714 million, primarily due to the termination of a third-party arrangement during the fourth quarter of 2016. This balance is expected to continue to decrease during 2018. Commercial and industrial loans increased $1.1 billion, driven primarily by new relationships and expansion of existing relationships in government and institutional banking, technology and defense, financial services, and real estate investment trust portfolios, which more than offset declines in energy balances and the impact of large corporate customers utilizing the fixed income market to pay down and pay off bank debt. Residential first mortgage loans experienced a $621 million increase, with approximately $2.8 billion in new loan originations retained on the balance sheet during 2017. Indirect-other consumer loans also increased by $547 million, primarily due to continued growth in new point-of-sale initiatives and the bulk purchase of $138 million in loans during the second quarter of 2017.
The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. Customers continued to benefit from improvement in overall economic conditions in 2017, with considerable positive economic momentum as the year ended. While improving economic growth trends resulted in higher market interest rates during the year, interest rates and inflation remained relatively low in 2017. These factors generated excess cash for Regions’ customers that has been used to support spending in other areas, including paying down debt and increasing savings as was experienced in 2016. Labor market and housing market conditions continued to improve at a steady pace over the course of 2017. Overall, the positive economic momentum is expected to continue in 2018. Management’s expectation for 2018 average loan growth is in the low single digits, excluding the impact of the indirect-vehicle loan portfolio.
Net charge-offs totaled $307 million, or 0.38 percent of average loans, in 2017, compared to $277 million, or 0.34 percent in 2016, reflecting some large-dollar commercial loan charge-offs within the energy, healthcare and education sectors. Total non-accrual loans, past due loans and troubled debt restructurings decreased year-over-year. Criticized commercial and investor real estate loans decreased $1.2 billion in 2017 compared to 2016. The decrease was driven primarily by payoffs and paydowns of criticized commercial loans, as well as improved risk ratings in the commercial loan portfolio. The allowance for loan losses was 1.17 percent of total loans, net of unearned income at December 31, 2017, a decrease from 1.36 percent at December 31, 2016. The coverage ratio of allowance for loan losses to non-performing loans was 1.44x at December 31, 2017 compared to 1.10x at December 31, 2016.
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
Net Interest Income and Other Financing Income, Net Interest Margin and Interest Rate Risk
In 2017, the net interest margin increased 18 basis points to 3.32 percent, due to an increase in yields on earning assets exceeding the slight increase in total funding costs. Net interest income and other financing income (taxable equivalent basis) increased $148 million in 2017, driven primarily by higher market interest rates and prudent deposit cost management, partially offset by lower average loan balances. Management expects adjusted net interest income and other financing income (non-GAAP and non-taxable equivalent basis) to increase in the range of 3 percent to 5 percent in 2018.
For more information, refer to the following additional sections within this Form 10-K:

•	“Net Interest Income and Other Financing Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A

•	“Interest Rate Risk” discussion within “Risk Management” section of MD&A
Liquidity
At the end of 2017, Regions Bank had $1.9 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 83 percent. Cash and cash equivalents at the parent company totaled $1.7 billion. Regions' liquidity policy related to minimum holding company cash requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million.
At December 31, 2017, the Company’s borrowing capacity with the Federal Reserve was $16.4 billion based on available collateral. Borrowing availability with the FHLB was $13.1 billion based on available collateral at the same date. The Company has approximately $16.6 billion of unencumbered liquid securities available for pledging. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $5 billion in aggregate principal amount of bank notes outstanding at any one time. No issuances were made in 2017. However, on January 23, 2018, Regions issued $550 million of 2.75% senior bank notes and $350 million of senior floating rate bank notes tied to three-month LIBOR, both of which were made under this program.
In 2014, the Federal Reserve, the OCC and the FDIC approved a final rule implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. As of January 1, 2017, the LCR calculation has been fully phased in. The regulatory agencies finalized a rule that requires quarterly public disclosures of certain LCR measures beginning in October 2018 for Regions. At December 31, 2017, the Company was fully compliant with the LCR requirements.

For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	“Short-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Long-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Regulatory Requirements” section of MD&A

•	“Liquidity Risk” discussion within the “Risk Management” section of MD&A

•	Note 12 “Short-Term Borrowings” to the consolidated financial statements

•	Note 13 “Long-Term Borrowings” to the consolidated financial statements
2018 Expectations
Management expectations for 2018 are noted below:

•	Full year average loan growth in the low single digits compared to 2017 average balances, excluding the impact of the third-party indirect-vehicle loan portfolio

•	Full year average deposit growth in the low single digits compared to 2017 average balances, excluding brokered and Wealth Institutional Services deposits

•	Adjusted positive operating leverage of approximately 3 to 5 percent

•	Adjusted net interest income and other financing income (non-taxable equivalent basis) growth of 3 to 5 percent

•	Adjusted non-interest income growth of 3 to 6 percent

•	Adjusted non-interest expenses relatively stable

•	Adjusted efficiency ratio less than 60 percent

•	Effective income tax rate of 20 to 22 percent

•	Full year net charge-offs of 35 to 50 basis points; based on recent trends and current market conditions, currently expect to be at the lower end of the range
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2018 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2017, 2016 and 2015; in addition, financial information for prior years will also be presented when appropriate.
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
See Note 23 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2017	2016	2015	2014	2013
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income, including other financing income	$3,988	$3,814	$3,603	$3,589	$3,647
Interest expense and depreciation expense on operating lease assets	448	416	296	309	384
Net interest income and other financing income	3,540	3,398	3,307	3,280	3,263
Provision for loan losses	150	262	241	69	138
Net interest income and other financing income after provision for loan losses	3,390	3,136	3,066	3,211	3,125
Non-interest income	2,105	2,153	2,071	1,903	2,096
Non-interest expense	3,624	3,617	3,607	3,432	3,556
Income from continuing operations before income taxes	1,871	1,672	1,530	1,682	1,665
Income tax expense	614	514	455	548	561
Income from continuing operations	1,257	1,158	1,075	1,134	1,104
Income (loss) from discontinued operations before income taxes	8	8	(22)	21	(24)
Income tax expense (benefit)	2	3	(9)	8	(11)
Income (loss) from discontinued operations, net of tax	6	5	(13)	13	(13)
Net income	$1,263	$1,163	$1,062	$1,147	$1,091
Net income from continuing operations available to common shareholders	$1,193	$1,094	$1,011	$1,082	$1,072
Net income available to common shareholders	$1,199	$1,099	$998	$1,095	$1,059
Earnings per common share from continuing operations – basic	$1.01	$0.87	$0.76	$0.79	$0.77
Earnings per common share from continuing operations – diluted	1.00	0.87	0.76	0.78	0.76
Earnings per common share – basic	1.01	0.87	0.75	0.80	0.76
Earnings per common share – diluted	1.00	0.87	0.75	0.79	0.75
Return on average common stockholders' equity	7.56%	6.74%	6.21%	6.90%	7.09%
Return on average tangible common stockholders’ equity (non-GAAP)(1)	11.01	9.69	8.96	10.00	10.59
Return on average assets from continuing operations	0.96	0.87	0.83	0.91	0.91
BALANCE SHEET SUMMARY
As of December 31
Loans, net of unearned income	$79,947	$80,095	$81,162	$77,307	$74,609
Allowance for loan losses	(934)	(1,091)	(1,106)	(1,103)	(1,341)
Assets	124,294	125,968	126,050	119,563	117,288
Deposits	96,889	99,035	98,430	94,200	92,453
Long-term debt	8,132	7,763	8,349	3,462	4,830
Stockholders’ equity	16,192	16,664	16,844	16,873	15,660
Average balances
Loans, net of unearned income	$79,846	$81,333	$79,634	$76,253	$74,924
Assets	123,976	125,506	122,265	118,352	117,712
Deposits	97,341	97,921	96,890	93,481	92,646
Long-term debt	7,076	8,159	5,046	4,057	5,206
Stockholders’ equity	16,665	17,126	16,916	16,620	15,411
SELECTED RATIOS
Basel I Tier 1 common regulatory capital (non-GAAP) (3)	N/A%	N/A%	N/A%	11.65%	11.21%
Basel III common equity Tier 1 ratio (2)	11.05	11.21	10.93	N/A	N/A
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP) (1)(2)(3)	10.95	11.05	10.69	11.00	10.58
Tier 1 capital (2)(3)(4)	11.86	11.98	11.65	12.54	11.68
Total capital (2)(3)(4)	13.78	14.15	13.88	15.26	14.73
Leverage capital (2)(3)(4)	10.01	10.20	10.25	10.86	10.03
Tangible common stockholders’ equity to tangible assets (non-GAAP) (1)	8.71	8.99	9.13	9.66	9.15
Efficiency ratio	63.19	64.20	66.15	65.42	65.69
Adjusted efficiency ratio (non-GAAP) (1)	62.16	63.28	64.87	64.45	64.46

	2017	2016	2015	2014	2013
	(In millions, except per share data)
COMMON STOCK DATA
Cash dividends declared per common share	$0.315	$0.255	$0.23	$0.18	$0.10
Common equity book value per share	13.55	13.04	12.35	11.81	11.04
Tangible common book value per share (non-GAAP)(1)	9.16	8.95	8.52	8.18	7.47
Market value at year-end	17.28	14.36	9.60	10.56	9.89
Market price range: (5)
High	17.58	14.73	10.87	11.54	10.52
Low	13.00	7.00	8.54	8.85	7.13
Total trading volume	3,704	5,241	4,243	3,689	3,962
Dividend payout ratio	31.48%	29.25%	30.76%	22.80%	13.31%
Stockholders of record at year-end (actual)	46,143	48,958	51,270	57,529	63,815
Weighted-average number of common shares outstanding
Basic	1,186	1,255	1,325	1,375	1,395
Diluted	1,198	1,261	1,334	1,387	1,410
________
N/A - not applicable.

(1)	See Table 2 for GAAP to non-GAAP reconciliations.

(2)	Current year Basel III common equity Tier 1, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include "adjusted allowance for loan losses to non-performing loans, excluding loans held for sale ratio", “adjusted net interest margin”, “adjusted fee income ratio”, “adjusted efficiency ratio”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows: preparation of Regions’ operating budgets, monthly financial performance reporting, monthly close-out reporting of consolidated results (management only), and presentations to investors of Company performance.
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
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as non-interest income divided by adjusted total revenue on a taxable-equivalent basis. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income and other financing income on a taxable-equivalent basis (GAAP) is presented excluding certain adjustments related to Tax Reform to arrive at adjusted net interest income and other financing income on a taxable-equivalent basis (non-GAAP). Net interest income and other financing income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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
The following tables provide: 1) a reconciliation of allowance for loan losses (GAAP) to adjusted allowance for loan losses (non-GAAP), 2) a reconciliation of non-accrual loans (GAAP) to adjusted non-accrual loans (non-GAAP), 3) a computation of adjusted allowance for loan losses to non-performing loans, excluding loans held for sale (non-GAAP), 4) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 5) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 6) a reconciliation of net interest income and other financing income/margin, taxable equivalent basis (GAAP) to adjusted net interest income and other financing income/margin, taxable equivalent basis (non-GAAP), 7) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 8) a computation of adjusted total revenue (non-GAAP), 9) a computation of the adjusted efficiency ratio (non-GAAP), 10) a computation of the adjusted fee income ratio (non-GAAP), 11) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 12) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements (non-GAAP).
Table 2—GAAP to Non-GAAP Reconciliation

		Year Ended December 31
		2017	2016	2015	2014	2013
		(Dollars in millions)
Allowance for loan losses (GAAP)	A	$934	$1,091	$1,106	$1,103	$1,341
Less: Direct energy portion		82	147	151	28	15
Adjusted allowance for loan losses (non-GAAP)	B	$852	$944	$955	$1,075	$1,326
Total non-accrual loans, excluding loans held for sale (GAAP)	C	$650	$995	$782	$829	$1,082
Less: Direct energy non-accrual loans		220	311	83	37	—
Adjusted total non-accrual loans, excluding loans held for sale (non-GAAP)	D	$430	$684	$699	$792	$1,082
Allowance for loan losses to non-performing loans, excluding loans held for sale (GAAP)	A/C	1.44x	1.10x	1.41x	1.33x	1.24x
Adjusted allowance for loan losses to non-performing loans, excluding loans held for sale (non-GAAP)	B/D	1.98x	1.38x	1.37x	1.36x	1.23x

		Year Ended December 31
		2017	2016	2015	2014	2013
		(Dollars in millions, except per share data)
Net income (GAAP)		$1,263	$1,163	$1,062	$1,147	$1,091
Preferred dividends (GAAP)		(64)	(64)	(64)	(52)	(32)
Net income available to common shareholders (GAAP)	E	$1,199	$1,099	$998	$1,095	$1,059

Non-interest expense (GAAP)	F	$3,624	$3,617	$3,607	$3,432	$3,556
Significant items:
Contribution to Regions' charitable foundation associated with Tax Reform		(40)	—	—	—	—
Professional, legal and regulatory expenses (1)(2)		—	(3)	(48)	(93)	(58)
Branch consolidation, property and equipment charges		(22)	(58)	(56)	(16)	(5)
Loss on early extinguishment of debt		—	(14)	(43)	—	(61)
Salary and employee benefits—severance charges		(10)	(21)	(6)	—	—
Gain on sale of TDRs held for sale, net		—	—	—	35	—
Adjusted non-interest expense (non-GAAP)	G	$3,552	$3,521	$3,454	$3,358	$3,432
Net interest income and other financing income (GAAP)		$3,540	$3,398	$3,307	$3,280	$3,263
Taxable-equivalent adjustment		90	84	75	63	54
Net interest income and other financing income, taxable-equivalent basis	H	3,630	3,482	3,382	3,343	3,317
Reduction in leveraged lease interest income resulting from Tax Reform		6	—	—	—	—
Adjusted net interest income and other financing income, taxable equivalent basis (non-GAAP)	I	$3,636	$3,482	$3,382	$3,343	$3,317
Net interest margin (GAAP) (3)		3.32%	3.14%	3.13%	3.21%	3.20%
Reduction in leveraged lease interest income resulting from Tax Reform		0.01	—	—	—	—
Adjusted net interest margin (non-GAAP)		3.33%	3.14%	3.13%	3.21%	3.20%
Non-interest income (GAAP)	J	2,105	2,153	2,071	1,903	2,096
Significant items:
Securities (gains) losses, net		(22)	(6)	(29)	(27)	(26)
Insurance proceeds (4)		—	(50)	(91)	—	—
Leveraged lease termination gains, net		(1)	(8)	(8)	(10)	(39)
Gain on sale of affordable housing residential mortgage loans (5)		(5)	(5)	—	—	—
Gain on sale of other assets (6)		—	—	—	—	(24)
Adjusted non-interest income (non-GAAP)	K	2,077	2,084	1,943	1,866	2,007
Total revenue, taxable-equivalent basis	H+J=L	$5,735	$5,635	$5,453	$5,246	$5,413
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	I+K=M	$5,713	$5,566	$5,325	$5,209	$5,324
Efficiency ratio (GAAP)	F/L	63.19%	64.20%	66.15%	65.42%	65.69%
Adjusted efficiency ratio (non-GAAP)	G/M	62.16%	63.28%	64.87%	64.45%	64.46%
Fee income ratio (GAAP)	J/L	36.70%	38.21%	37.98%	36.28%	38.72%
Adjusted fee income ratio (non-GAAP)	K/M	36.39%	37.45%	36.50%	35.83%	37.70%

Average stockholders’ equity (GAAP)		$16,665	$17,126	$16,916	$16,620	$15,411
Less: Average intangible assets (GAAP)		5,103	5,125	5,099	5,103	5,136
Average deferred tax liability related to intangibles (GAAP)		(148)	(162)	(170)	(182)	(188)
Average preferred stock (GAAP)		820	820	848	754	464
Average tangible common stockholders’ equity (non-GAAP)	N	$10,890	$11,343	$11,139	$10,945	$9,999
Return on average tangible common stockholders’ equity (non-GAAP)	E/N	11.01%	9.69%	8.96%	10.00%	10.59%

		Year Ended December 31
		2017	2016	2015	2014	2013
		(Dollars in millions, except share data)
TANGIBLE COMMON RATIOS-CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,192	$16,664	$16,844	$16,873	$15,660
Less: Ending intangible assets (GAAP)		5,081	5,125	5,137	5,091	5,111
Ending deferred tax liability related to intangibles (GAAP)		(99)	(155)	(165)	(172)	(188)
Ending preferred stock (GAAP)		820	820	820	884	450
Ending tangible common stockholders’ equity (non-GAAP)	O	$10,390	$10,874	$11,052	$11,070	$10,287
Ending total assets (GAAP)		$124,294	$125,968	$126,050	$119,563	$117,288
Less: Ending intangible assets (GAAP)		5,081	5,125	5,137	5,091	5,111
Ending deferred tax liability related to intangibles (GAAP)		(99)	(155)	(165)	(172)	(188)
Ending tangible assets (non-GAAP)	P	$119,312	$120,998	$121,078	$114,644	$112,365
End of period shares outstanding	Q	1,134	1,215	1,297	1,354	1,378
Tangible common stockholders’ equity to tangible assets (non-GAAP)	O/P	8.71%	8.99%	9.13%	9.66%	9.15%
Tangible common book value per share (non-GAAP)	O/Q	$9.16	$8.95	$8.52	$8.18	$7.47
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (7)
Stockholders’ equity (GAAP)		$16,192	$16,664	$16,844
Non-qualifying goodwill and intangibles		(4,972)	(4,955)	(4,958)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		712	489	286
Preferred stock (GAAP)		(820)	(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	R	$11,112	$11,378	$11,352
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP)(8)	S	$101,498	$102,975	$106,188
Basel III common equity Tier 1—Fully Phased-In Pro-Forma ratio (non-GAAP)	R/S	10.95%	11.05%	10.69%
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

(3) Refer to Table 3 for computation of net interest margin.
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
(7) The amounts and the resulting ratios are estimated. Regulatory capital measures for periods prior to 2015 were not revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects. As a result, those calculations are not included in the table.
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
Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the internal and external factors mentioned above. For pooled commercial and investor real estate accounts, a 5 percent increase in the PD for non-defaulted accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated inherent losses of approximately $41 million.

Losses on residential real estate mortgages, home equity lending and other consumer-related loans can be affected by such factors as collateral value, loss severity, and other internal and external factors mentioned above. A 5 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $12 million.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.9 billion at both December 31, 2017 and 2016, respectively, and is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion).
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
The results of the calculations for the fourth quarter of 2017 indicated that the estimated fair values of the Corporate Bank, Consumer Bank and Wealth Management reporting units were $9.8 billion, $9.9 billion and $2.0 billion, respectively, which were greater than their carrying amounts of $8.6 billion, $6.2 billion and $1.0 billion, respectively. Therefore, the goodwill of each reporting unit was considered not impaired as of the testing date, and Step Two of the goodwill impairment test was not required. Refer to Note 10 “Intangible Assets” to the consolidated financial statements for the key assumptions used in estimating the fair value of each reporting unit as of fourth quarter 2017 and fourth quarter 2016.
The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the fourth quarter of 2017 and fourth quarter of 2016:

Discount Rate:	Corporate Bank	Consumer Bank	Wealth Management
Fourth quarter 2017	11.25%	11.00%	11.25%
Fourth quarter 2016 (1)	10.00%	10.25%	11.50%
_______

(1)	The discount rates increased in the fourth quarter 2017 goodwill test as compared to the fourth quarter 2016 goodwill test due primarily to an increase in the risk-free rate.
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for a discussion of current minimum regulatory requirements); and future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act).
For sensitivity analysis, a discount rate of 12.25 percent for the Corporate Bank, 12.00 percent for the Consumer Bank reporting units and 12.25 percent for the Wealth Management reporting unit would result in estimated fair values of equity of $9.0 billion, $9.0 billion, and $1.8 billion, respectively. All three reporting units' estimated fair value would continue to exceed the book value by approximately $395 million, $2.8 billion, and $784 million, respectively, and would not require Step Two procedures. This assumes all other assumptions would remain unchanged in the fourth quarter of 2017 calculation.

If the prior year inputs for GCM and GTM had remained the same for the fourth quarter of 2017, the estimated fair value would continue to exceed book value for the Corporate Bank, Consumer Bank, and Wealth Management reporting units by approximately $795 million, $3.4 billion, and $884 million, respectively. This assumes all other assumptions would remain unchanged in the fourth quarter of 2017 calculation.
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
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $336 million at December 31, 2017. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2017 fair value of residential MSRs by approximately 5 percent ($16 million) and 10 percent ($34 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2017 fair value of residential MSRs by approximately 4 percent ($14 million) and 8 percent ($26 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 12 percent, would result in a decline in the value of the residential MSRs by approximately $12 million.
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
Deferred income taxes represent the amount of future income taxes to be paid or received and are accounted for using the asset and liability method. The net balance is reported as a component of either other assets or other liabilities, as appropriate, in the consolidated balance sheets. The Company determines the realization of the deferred tax asset based upon an evaluation of the four possible sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income within any applicable carryback periods (post Tax Reform, NOL's generated by Regions cannot be carried back, but can be carried forward indefinitely); and 4) tax-planning strategies. In projecting future taxable income, the Company utilizes forecasted pre-tax earnings, adjusts for the estimated book-tax differences and incorporates assumptions, including the amounts of income allocable to taxing jurisdictions. These assumptions require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. The realization of the deferred tax assets could be reduced in the future if these estimates are significantly different than forecasted. For a detailed discussion of realization of deferred tax assets, refer to the “Income Taxes” section found later in this report.
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

The Company’s estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates. Any changes, if they occur, can be significant to the Company’s consolidated financial position, results of operations or cash flows. On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduces the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. See Note 20 "Income Taxes" to the consolidated financial statements for further details.
OPERATING RESULTS
NET INTEREST INCOME AND OTHER FINANCING INCOME AND NET INTEREST MARGIN
Net interest income and other financing income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income and other financing income (taxable-equivalent basis) increased approximately $148 million, or 4 percent in 2017 compared to 2016, driven primarily by higher market interest rates and prudent deposit cost management, partially offset by lower average loan balances.
The net interest margin increased to 3.32 percent in 2017 from 3.14 percent in 2016, due to an increase in yields on earning assets exceeding the slight increase in total funding costs during 2017. Comparing 2017 to 2016, average earning asset yields were 24 basis points higher. Also, interest-bearing liability rates were higher, increasing by 10 basis points. As a result, the net interest rate spread increased 14 basis points to 3.11 percent in 2017 compared to 2.97 percent in 2016.
While the Federal Reserve’s policy stance continued to be accommodative throughout 2017, gradual reductions in the amount of policy accommodation, coupled with improving global economic growth trends, resulted in increases in both short-term and long term interest rates in 2017. Long-term interest rates are generally represented by the yield on the benchmark 10-year U.S. Treasury note. While the 10-year U.S. Treasury yield remained in the low to mid 2 percent range for much of 2017, the average yield on the benchmark rate increased to 2.33 percent in 2017, as compared to 1.84 percent in 2016. The taxable investment securities portfolio, which contains significant residential fixed-rate exposure, increased in yield to 2.38 percent in 2017 from 2.28 percent in 2016, largely attributable to the higher interest rates in 2017 and their positive impact on both security reinvestment yields and reduced premium amortization. Similarly, higher long-term rates have benefited the yield on fixed rate loans through reinvestment. Fixed rate loan and security reinvestment were both accretive to yields at year-end market rate levels, as the 10-year U.S. Treasury yield ended 2017 at 2.41 percent. The Company's loan pricing is also influenced by short-term interest rates such as 30-day LIBOR. As the Federal Reserve increased short-term interest rates in December 2016, as well as in March, June and December 2017, 30-day LIBOR averaged 111 basis points in 2017, compared to 50 basis points in 2016, leading to higher loan yields.
Deposit costs increased to 16 basis points for 2017 compared to 12 basis points for 2016. The composition of Regions' deposit base and prudent management resulted in deposit costs increasing at a slower pace than earning asset yields, even with the Fed Funds rate increasing throughout 2017. Average long-term borrowing balances decreased to $7.1 billion in 2017 as compared to $8.2 billion in 2016, but the cost on these borrowings increased 60 basis points as the majority of Regions’ long-term debt is swapped to float with short-term interest rates. Shorter-term FHLB advances also repriced higher in 2017. See the "Long-Term Borrowings" section in Management's Discussion and Analysis and Note 13 "Long-Term Borrowings" to the consolidated financial statements for additional information.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.
Management expects adjusted net interest income and other financing income (non-GAAP and non-taxable equivalent basis) to increase in the range of 3 percent to 5 percent in 2018.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis” presents a detail of net interest income and other financing income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2017			2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	—%	$4	$—	—%	$9	$—	—%
Trading account securities	163	4	2.36	121	5	3.73	117	5	4.49
Securities:
Taxable	25,196	600	2.38	24,830	566	2.28	24,130	564	2.34
Tax-exempt	1	—	—	1	—	—	1	—	—
Loans held for sale	474	16	3.35	479	16	3.33	442	16	3.65
Loans, net of unearned income (1)(2)(3)	79,846	3,318	4.14	81,333	3,150	3.86	79,634	3,017	3.79
Investment in operating leases, net (3)	603	19	3.11	775	22	2.85	214	5	2.60
Other earning assets	2,931	46	1.55	3,469	36	1.05	3,324	43	1.28
Total earning assets	109,215	4,003	3.65	111,012	3,795	3.41	107,871	3,650	3.38
Allowance for loan losses	(1,062)			(1,139)			(1,106)
Cash and due from banks	1,899			1,824			1,702
Other non-earning assets	13,924			13,809			13,798
	$123,976			$125,506			$122,265
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,284	12	0.15	$7,719	11	0.14	$7,119	9	0.13
Interest-bearing checking	19,294	38	0.19	20,507	20	0.10	21,324	18	0.08
Money market	26,498	45	0.17	26,909	31	0.11	26,573	28	0.10
Time deposits	7,003	61	0.87	7,415	55	0.75	8,167	54	0.66
Total interest-bearing deposits (4)	61,079	156	0.26	62,550	117	0.19	63,183	109	0.17
Federal funds purchased and securities sold under agreements to repurchase	9	—	—	—	—	—	588	—	—
Other short-term borrowings	439	5	1.06	3	—	—	338	1	0.20
Long-term borrowings	7,076	212	2.98	8,159	196	2.38	5,046	158	3.14
Total interest-bearing liabilities	68,603	373	0.54	70,712	313	0.44	69,155	268	0.39
Non-interest-bearing deposits (4)	36,262	—	—	35,371	—	—	33,707	—	—
Total funding sources	104,865	373	0.35	106,083	313	0.29	102,862	268	0.26
Net interest spread			3.11			2.97			2.99
Other liabilities	2,446			2,297			2,487
Stockholders’ equity	16,665			17,126			16,916
	$123,976			$125,506			$122,265
Net interest income and other financing income/margin on a taxable-equivalent basis (5)		$3,630	3.32%		$3,482	3.14%		$3,382	3.13%

_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $24 million, $33 million and $58 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
During the fourth quarter of 2015, Regions corrected the accounting for approximately $214 million of year-to-date average balances of leases, for which Regions is the lessor. These leases had been previously classified as capital leases but were subsequently determined to be operating leases.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.16%, 0.12% and 0.11% for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	2017 Compared to 2016			2016 Compared to 2015
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income including other financing income on:
Trading account securities	$1	$(2)	$(1)	$—	$—	$—
Securities-taxable	8	26	34	16	(14)	2
Loans held for sale	—	—	—	1	(1)	—
Loans, including fees	(58)	226	168	65	68	133
Investment in operating leases, net	(5)	2	(3)	16	1	17
Other earning assets	(6)	16	10	2	(9)	(7)
Total earning assets	(60)	268	208	100	45	145
Interest expense on:
Savings	1	—	1	1	1	2
Interest-bearing checking	(1)	19	18	(1)	3	2
Money market	(1)	15	14	—	3	3
Time deposits	(3)	9	6	(5)	6	1
Total interest-bearing deposits	(4)	43	39	(5)	13	8
Other short-term borrowings	—	5	5	—	(1)	(1)
Long-term borrowings	(28)	44	16	81	(43)	38
Total interest-bearing liabilities	(32)	92	60	76	(31)	45
Increase (decrease) in net interest income and other financing income	$(28)	$176	$148	$24	$76	$100
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

The mix of earning assets can also affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans increased in 2017 as compared to 2016, due primarily to the increase in short-term interest rates. Average earning assets in 2017 totaled $109.2 billion, a decrease of $1.8 billion as compared to the prior year.
Average loans as a percentage of average earning assets was 73 percent in both 2017 and 2016. The remaining categories of earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis”. The proportion of average earning assets to average total assets, which was 88 percent in both 2017 and 2016, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-

bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 63 percent in 2017 and 64 percent in 2016.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. During 2017, the provision for loan losses totaled $150 million and net charge-offs were $307 million. This compares to a provision for loan losses of $262 million and net charge-offs of $277 million in 2016. The decrease in the provision for loan losses in 2017 compared to 2016 was the result of improving economic conditions driving broad-based improvements in credit metrics, particularly in the latter half of 2017. Additionally, payoffs and paydowns of criticized loans and improved risk ratings of commercial loans resulted in a decrease in the 2017 provision level. Estimated hurricane related loan losses of $40 million are included in the 2017 provision amounts.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
NON-INTEREST INCOME
Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31			Change 2017 vs. 2016
	2017	2016	2015	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$683	$664	$662	$19	2.9%
Card and ATM fees	417	402	364	15	3.7%
Investment management and trust fee income	230	213	202	17	8.0%
Capital markets fee income and other	161	152	104	9	5.9%
Mortgage income	149	173	162	(24)	(13.9)%
Insurance commissions and fees	145	148	140	(3)	(2.0)%
Bank-owned life insurance	81	95	74	(14)	(14.7)%
Commercial credit fee income	71	73	76	(2)	(2.7)%
Investment services fee income	60	58	55	2	3.4%
Insurance proceeds	—	50	91	(50)	(100.0)%
Securities gains, net	22	6	29	16	266.7%
Market value adjustments on employee benefit assets	16	3	(3)	13	433.3%
Other miscellaneous income	70	116	115	(46)	(39.7)%
	$2,105	$2,153	$2,071	$(48)	(2.2)%

Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increase during 2017 compared to 2016 was primarily due to overall account growth resulting in increases in non-sufficient fund fees.
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in 2017 compared to 2016 was primarily the result of checking account and active credit card growth resulting in higher interchange income.
Investment Management and Trust Fee Income
Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions.  The increase in investment management and trust fees during 2017 compared to 2016 was driven primarily from the increase in assets under administration and growth in the equity markets.
Capital Markets Fee Income and Other
Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in 2017 compared to 2016 was driven primarily by higher loan syndication income, fees generated from the placement of permanent financing for real estate customers, and fees obtained from debt underwriting activities. These increases were partially offset by reduced income from merger and acquisition advisory services.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income during 2017 compared to 2016 was due to lower production, spread compression and a reduction in the valuation of mortgage servicing rights and related hedges. The decreases were partially offset by increases in mortgage servicing income as a result of purchasing the rights to service a total of approximately $2.7 billion in residential mortgage loans during 2017. See Note 7 "Servicing of Financial Assets" to the consolidated financial statements for more information.
Bank-owned Life Insurance
Bank-owned life insurance decreased in 2017 compared to 2016 primarily due to a gain on exchange of policies that was recognized in the first quarter of 2016 and reduced claim benefits in 2017.
Insurance Proceeds
Insurance proceeds recognized in 2016 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Securities Gains, Net
Net securities gains primarily result from the Company's asset/liability management process and the sale of certain securities held for employee benefit purposes. See Note 4 "Securities" to the consolidated financial statements for more information.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets increased in 2017 compared to 2016 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and employee benefits expense.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, fees from safe deposit boxes, check fees, operating lease impairment charges and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in 2017 compared to 2016 primarily due to operating lease impairment charges of $22 million recorded in 2017, declines in net revenue from affordable housing, and a recovery of approximately $10 million related to the 2010 Gulf of Mexico oil spill recorded in 2016.
NON-INTEREST EXPENSE
Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31			Change 2017 vs. 2016
	2017	2016	2015	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,954	$1,913	$1,883	$41	2.1%
Net occupancy expense	345	348	361	(3)	(0.9)%
Furniture and equipment expense	330	317	303	13	4.1%
Outside services	172	154	149	18	11.7%
FDIC insurance assessments	108	99	105	9	9.1%
Professional, legal and regulatory expenses	95	89	137	6	6.7%
Marketing	93	101	98	(8)	(7.9)%
Credit/checkcard expenses	50	55	54	(5)	(9.1)%
Branch consolidation, property and equipment charges	22	58	56	(36)	(62.1)%
Visa class B shares expense	19	15	9	4	26.7%
Provision (credit) for unfunded credit losses	(16)	17	(13)	(33)	(194.1)%
Loss on early extinguishment of debt	—	14	43	(14)	(100.0)%
Other miscellaneous expenses	452	437	422	15	3.4%
	$3,624	$3,617	$3,607	$7	0.2%

Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2017 compared to 2016 primarily due to merit increases, increased expenses from liabilities held for employee benefit purposes and $12 million in pension settlement charges in 2017. The expenses from liabilities held for employee benefit purposes are offset in non-interest income. Full-time equivalent headcount decreased to 21,714 at December 31, 2017 from 22,166 at December 31, 2016, reflecting the Company's efficiency initiatives implemented as part of its three-year strategic plan and serving to partially offset the aforementioned increases.
Furniture and Equipment Expense
Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during 2017 compared to 2016 primarily driven by increased depreciation related to the completion of certain capital investment projects.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during 2017 compared to 2016 primarily due to increased servicing costs related to point-of-sale lending through third parties and additional expenses recorded related to a new Wealth Management platform.
FDIC Insurance Assessments
FDIC insurance assessments increased during 2017 compared to 2016 primarily due to the implementation of the FDIC assessment surcharge that went into effect during the third quarter of 2016, and was in place throughout 2017, as well as the impact of a $6 million refund recognized in the second quarter of 2016.
Professional, Legal and Regulatory Expenses
Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during 2017 compared to 2016 due primarily to a legal recovery of $7 million that was recognized in 2016.
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
Provision (Credit) for Unfunded Credit Losses
Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments. The (credit) for unfunded credit losses in 2017 was primarily due to a reduction in the level of risk estimated for the unfunded credit commitments in the commercial and industrial portfolio. The provision for unfunded credit losses during 2016 was attributable to increases in the commercial and industrial reserve rates for unfunded commitments and letters of credit and a large specific reserve on an unfunded energy credit.
Loss on Early Extinguishment of Debt
In 2016, the Company purchased approximately $649 million of its 2.00% senior notes due May 2018. The pre-tax loss on the early extinguishment related to this tender offer was approximately $14 million.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses increased during 2017 compared to 2016 primarily due to a $40 million contribution that was made to Regions' charitable foundation as a result of anticipated savings related to Tax Reform. Hurricane-related charges recorded in 2017 also contributed to the increase. These increases were partially offset by decreased valuation charges associated with other real estate and loans held for sale.
INCOME TAXES
The Company’s income tax expense from continuing operations for the year ended 2017 was $614 million compared to income tax expense of $514 million for the same period in 2016, resulting in effective tax rates of 32.8 percent and 30.7 percent, respectively.

On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduces the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. As a result of enactment, the Company recognized additional income tax expense of approximately $52 million in the fourth quarter of 2017, which included $25 million related to revaluation of its net deferred tax assets, $23 million related to the revision of its proportional amortization calculation associated with low-income housing investments, and $4 million related to revaluation of the reserve for unrecognized tax benefits.
Excluding the $52 million impact of Tax Reform, the effective tax rate for the year ended December 31, 2017 would have been 30.1%, which is lower than the prior comparable period due to the termination of certain leveraged leases in 2016 and adjustments to valuation allowances and reserves for unrecognized tax benefits in 2017.
In addition to the reduction of the corporate statutory income tax rate, Tax Reform also implemented many law changes that broaden the tax base of corporations beginning on January 1, 2018. Notable items that will impact the Company are the non-deductibility of FDIC insurance premiums and the elimination of the exception for performance-based compensation in meeting the $1 million threshold related to certain executive compensation limitations. Based on this new legislation, the Company expects the effective tax rate for 2018 to range from 20% to 22%.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, income from bank-owned life insurance, tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At December 31, 2017, the Company reported a net deferred tax asset of $163 million compared to a net deferred asset of $308 million at December 31, 2016.
The decrease in the net deferred tax asset, including the revaluation adjustment related to Tax Reform, was driven principally by decreases in the deferred tax assets related to the allowance for loan losses, unrealized gains and losses included in stockholders’ equity as well as employee benefits and deferred compensation. These decreases were offset by decreases in deferred tax liabilities related principally to lease financing and goodwill and intangibles.
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, the Company considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income within any applicable carryback periods (post Tax Reform, NOL's generated by Regions cannot be carried back, but can be carried forward indefinitely); and 4) tax-planning strategies. In making a conclusion, the Company has evaluated all available positive and negative evidence impacting these sources of taxable income. The primary sources of evidence impacting the Company's judgment regarding the realization of its deferred tax assets are summarized below.

•
History of earnings - In 2017, the Company has continued its positive earnings trend with positive earnings from 2012 through 2017. All federal net operating losses and federal tax credit carryforwards with expiration dates have been utilized. There is no history of significant tax carryforwards expiring unused.

•
Reversals of taxable temporary differences - The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $430 million of deferred tax assets.

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
Based on this evaluative process, the Company has established a valuation allowance in the amount of $34 million at December 31, 2017 and $30 million at December 31, 2016 because the Company believes that a portion of the state net operating loss carryforwards will not be utilized. The valuation allowance increased approximately $6 million (included in the $52 million increase in income tax expense discussed above) due to the reduction in the corporate statutory federal income tax rate. The increase was partially offset by a reduction in the valuation allowance related to certain state tax credits and net operating losses.
See Note 1 “Summary of Significant Accounting Policies” and Note 20 “Income Taxes” to the consolidated financial statements for additional information about income taxes.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements. During both 2017 and 2016, income from discontinued operations was primarily the result of recoveries of legal expenses.

BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
Cash and Cash Equivalents
At December 31, 2017, cash and cash equivalents totaled $4.0 billion as compared to $5.5 billion at December 31, 2016. The decrease year-over-year was primarily driven by a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating activities.
Securities
Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk.
The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices. The weighted-average yield earned on securities, less equities, was 2.45 percent in 2017 and 2.41 percent in 2016 (see Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Securities”). Table 7 “Securities” details the carrying values of securities, including both available for sale and held to maturity.
Table 7—Securities

	2017	2016	2015
	(In millions)
U.S. Treasury securities	$331	$303	$229
Federal agency securities	28	35	558
Obligations of states and political subdivisions	—	1	1
Mortgage-backed securities:
Residential agency	18,442	18,571	17,491
Residential non-agency	3	4	5
Commercial agency	4,361	3,625	3,194
Commercial non-agency	788	1,129	1,231
Corporate and other debt securities	1,108	1,274	1,667
Equity securities	225	201	280
	$25,286	$25,143	$24,656
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Securities increased $143 million from December 31, 2016 to December 31, 2017 primarily due to additional portfolio purchases, which were partially offset by decreases in the fair value of certain securities based on changes in market interest rates.
Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2017 was estimated to be 5.9 years, with a duration of approximately 4.3 years. These metrics compare with an estimated average life of 5.8 years, with a duration of approximately 4.3 years for the portfolio at December 31, 2016. Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 8—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing as of December 31, 2017
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities (1):
U.S. Treasury securities	$13	$302	$13	$3	$331
Federal agency securities	—	19	—	9	28
Mortgage-backed securities:
Residential agency	10	141	1,932	16,359	18,442
Residential non-agency	—	—	—	3	3
Commercial agency	—	1,156	2,988	217	4,361
Commercial non-agency	—	—	33	755	788
Corporate and other debt securities	20	557	458	73	1,108
	$43	$2,175	$5,424	$17,419	$25,061
Weighted-average yield (2)	2.09%	2.29%	2.50%	2.46%	2.45%
_________

(1)	Equity securities of other corporations held by Regions are not included in the table.

(2)
The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit. Average tax-exempt securities were maintained at such a small balance in 2017 that the taxable-equivalent adjustments for the calculation of yields amounted to zero for the year ended December 31, 2017. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 95 percent of the investment portfolio at December 31, 2017. All other securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5 percent of total securities at December 31, 2017.
Loans Held For Sale
At December 31, 2017, loans held for sale totaled $348 million, consisting of $325 million of residential real estate mortgage loans, $17 million of non-performing loans, and $6 million of commercial mortgage and other loans. At December 31, 2016, loans held for sale totaled $718 million, consisting of $505 million of residential real estate mortgage loans, $200 million of commercial mortgage loans, and $13 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of the origination and sale to third parties. The level of commercial mortgage loans held for sale also fluctuates depending on timing.
Loans
GENERAL
Average loans, net of unearned income, represented 73 percent of average interest-earning assets for both of the years ended December 31, 2017 and December 31, 2016. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans).
Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class and Table 10 provides information on selected loan maturities.

Table 9—Loan Portfolio

	2017	2016	2015	2014	2013
	(In millions, net of unearned income)
Commercial and industrial	$36,115	$35,012	$35,821	$32,732	$29,413
Commercial real estate mortgage—owner-occupied	6,193	6,867	7,538	8,263	9,495
Commercial real estate construction—owner-occupied	332	334	423	407	310
Total commercial	42,640	42,213	43,782	41,402	39,218
Commercial investor real estate mortgage	4,062	4,087	4,255	4,680	5,318
Commercial investor real estate construction	1,772	2,387	2,692	2,133	1,432
Total investor real estate	5,834	6,474	6,947	6,813	6,750
Residential first mortgage	14,061	13,440	12,811	12,315	12,163
Home equity	10,164	10,687	10,978	10,932	11,294
Indirect—vehicles	3,326	4,040	3,984	3,642	3,075
Indirect—other consumer	1,467	920	545	206	198
Consumer credit card	1,290	1,196	1,075	1,009	948
Other consumer	1,165	1,125	1,040	988	963
Total consumer	31,473	31,408	30,433	29,092	28,641
	$79,947	$80,095	$81,162	$77,307	$74,609

Table 10—Selected Loan Maturities

	Loans Maturing as of December 31, 2017 (1)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (2)	$4,766	$23,060	$8,104	$35,930
Commercial real estate mortgage—owner-occupied	758	2,715	2,720	6,193
Commercial real estate construction—owner-occupied	18	74	240	332
Total commercial	5,542	25,849	11,064	42,455
Commercial investor real estate mortgage	1,638	2,147	277	4,062
Commercial investor real estate construction	521	1,224	27	1,772
Total investor real estate	2,159	3,371	304	5,834
	$7,701	$29,220	$11,368	$48,289

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$4,734	$24,486
Due after five years	8,014	3,354
	$12,748	$27,840
_________
(1) Excludes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans.
(2) Excludes $185 million of small business credit card accounts.
Loans, net of unearned income, totaled $79.9 billion at December 31, 2017, a decrease of $148 million from year-end 2016 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances decreased year over year in the investor real estate and commercial real estate portfolio classes, while the commercial and industrial portfolio class increased. Within the consumer portfolio classes, only the home equity and indirect-vehicles classes declined year over year.

PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from the 2016 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $1.1 billion or 3 percent since year-end 2016 driven primarily by new relationships and expansion of existing relationships in government and institutional banking, technology and defense, financial services, and real estate investment trust portfolios, which more than offset declines in energy balances as well as the impact of large corporate customers utilizing the fixed income market to pay down and pay off bank debt. Commercial also includes owner-occupied commercial real estate mortgage loans and owner-occupied commercial real estate construction loans to operating businesses. Owner-occupied commercial real estate mortgage loans are for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $674 million or 10 percent from year-end 2016 as a result of continued softness in demand and increasing competition for middle market and small business loans. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following table provides detail of Regions' commercial lending balances in selected industries as of December 31:
Table 11—Selected Industry Exposure

	December 31, 2017
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$976	$620	$1,596
Agriculture	525	247	772
Educational services	2,353	378	2,731
Energy	1,767	1,877	3,644
Financial services (1)	3,615	3,336	6,951
Government and public sector	2,785	394	3,179
Healthcare	4,216	1,586	5,802
Information	1,294	813	2,107
Manufacturing (1)	4,181	3,785	7,966
Professional, scientific and technical services (1)	1,764	1,266	3,030
Real estate (1)	6,315	5,772	12,087
Religious, leisure, personal and non-profit services	1,841	726	2,567
Restaurant, accommodation and lodging	2,224	642	2,866
Retail trade	2,336	2,294	4,630
Transportation and warehousing (1)	1,815	863	2,678
Utilities	1,557	2,114	3,671
Wholesale goods (1)	3,148	2,267	5,415
Other (2)	(72)	1,604	1,532
Total commercial	$42,640	$30,584	$73,224

	December 31, 2016 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$899	$481	$1,380
Agriculture	612	241	853
Educational services	1,929	307	2,236
Energy	2,097	1,968	4,065
Financial services (4)	3,473	3,228	6,701
Government and public sector	2,485	246	2,731
Healthcare	4,178	1,483	5,661
Information	1,111	817	1,928
Manufacturing (4)	4,101	4,024	8,125
Professional, scientific and technical services (4)	1,701	1,052	2,753
Real estate (4)	6,513	5,445	11,958
Religious, leisure, personal and non-profit services	1,934	495	2,429
Restaurant, accommodation and lodging	2,436	650	3,086
Retail trade	2,570	2,339	4,909
Transportation and warehousing (4)	2,196	1,005	3,201
Utilities	1,147	2,008	3,155
Wholesale goods (4)	2,795	2,396	5,191
Other (2)	36	1,162	1,198
Total commercial	$42,213	$29,347	$71,560
_______

(1)
Regions' definition of indirect energy-related lending includes certain balances within each of these selected industry categories. As of December 31, 2017, total indirect energy-related loans were approximately $578 million, with approximately $551 million included in commercial loans and $27 million in investor real estate loans. Total unfunded commitments for indirect energy-related lending were $408 million as of December 31, 2017.

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

Regions continues to monitor the impacts of oil prices on both its direct and indirect energy lending portfolios. Regions’ direct energy loan balances at December 31, 2017 amounted to approximately $1.8 billion, consisting of loans for oilfield services, exploration and production, and pipeline transportation of gas and crude oil. Other types of lending are tangentially impacted by the energy portfolio, such as petroleum wholesalers, oil and gas equipment manufacturing, air transportation, and petroleum bulk stations and terminals. These indirect energy loan balances were approximately $578 million at December 31, 2017. The entire energy-related portfolio, combining direct and indirect loans, was approximately $2.3 billion or 3 percent of total loans at December 31, 2017. Regions also has $10 million of energy-related loans held for sale and $55 million of energy-related operating leases. Regions evaluates the current value of these operating lease assets and tests for impairment when indicators of impairment are present. Economic trends such as volatility in commodity prices and collateral valuations, as well as circumstances related to individually large operating lease assets could result in impairment. If an impairment loss is deemed necessary on operating lease assets, the impairment is recorded through other non-interest income.
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $640 million from 2016 year-end balances. A number of investor real estate loans paid off in the third quarter of 2017 prior to maturity reflecting the impact of low capitalization rates.
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions. As a result, this loan type has a higher risk of non-collection than other loans.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $621 million or 4.6 percent increase from year-end 2016. Approximately $2.8 billion in new loan originations were retained on the balance sheet during 2017.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $10.2 billion at December 31, 2017 as compared to $10.7 billion at December 31, 2016. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2017. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2018	$11	0.16%	$18	0.27%	$29
2019	63	0.96	55	0.84	118
2020	132	2.01	102	1.55	234
2021	154	2.35	136	2.07	290
2022	170	2.58	155	2.37	325
2023-2027	2,140	32.56	2,180	33.18	4,320
2028-2032	720	10.96	534	8.12	1,254
Thereafter	—	0.01	1	0.01	1
Total	$3,390	51.59%	$3,181	48.41%	$6,571
Of the $10.2 billion home equity portfolio at December 31, 2017, approximately $6.6 billion were home equity lines of credit and $3.6 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period, customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment period. Prior to May 2009, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of December 31, 2017, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms.

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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances were less than one percent in the residential first mortgage portfolio and two percent in the home equity portfolio at December 31, 2017.
During 2017, enhancements were made to the methodology used to estimate the current value of property secured as collateral. As such, certain prior period residential first mortgage amounts in the table below have been reclassified between categories to conform with current period presentation.
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2017			December 31, 2016
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$123	$49	$117	$158	$82	$235
80% - 100%	1,711	275	485	1,753	371	677
Below 80%	11,639	6,257	2,766	11,000	6,248	2,814
Data not available	588	85	130	529	99	161
	$14,061	$6,666	$3,498	$13,440	$6,800	$3,887
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $714 million from year-end 2016. The decrease was primarily due to the termination of a third-party arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease during 2018.
Indirect—Other Consumer
Indirect-other consumer lending represents other point-of-sale lending through third parties. This portfolio class increased $547 million from year-end 2016 primarily due to continued growth in new point-of-sale initiatives, and the bulk purchase of $138 million in loans during the second quarter of 2017.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $94 million from year-end 2016.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $40 million from year-end 2016.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans, including residential first mortgage loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both December 31, 2017 and December 31, 2016.

Table 14—Estimated Current FICO Score Ranges

	December 31, 2017
	Residential First Mortgage	Home Equity		Indirect-Vehicles	Indirect-Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$741	$261	$161	$328	$43	$85	$72
620 - 680	829	492	300	396	153	220	146
681 - 720	1,353	775	435	419	246	288	227
Above 720	10,344	5,000	2,546	2,088	765	689	656
Data not available	794	138	56	95	260	8	64
	$14,061	$6,666	$3,498	$3,326	$1,467	$1,290	$1,165

	December 31, 2016
	Residential First Mortgage	Home Equity		Indirect - Vehicles	Indirect-Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$807	$301	$204	$427	$19	$71	$82
620 - 680	920	529	355	527	94	206	162
681 - 720	1,400	834	489	559	141	271	222
Above 720	9,578	4,988	2,775	2,402	382	647	597
Data not available	735	148	64	125	284	1	62
	$13,440	$6,800	$3,887	$4,040	$920	$1,196	$1,125
Allowance for Credit Losses
The allowance for credit losses ("allowance") consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. The allowance for loan losses totaled $934 million at December 31, 2017 as compared to $1.1 billion in December 31, 2016. The allowance for loan losses as a percentage of net loans decreased from 1.36 percent at December 31, 2016 to 1.17 percent as of December 31, 2017. The decrease in percentage is primarily attributable to a reduction in non-performing, criticized and troubled debt restructured loans, as well as payoffs, paydowns and improved risk ratings of commercial loans.
During the third quarter of 2017, several hurricanes impacted 100 counties in six states of Regions’ footprint. These hurricanes caused significant flood and wind damage, resulting in loss of life, property, power and income. The hurricanes primarily impacted Regions' footprint in Houston, Texas and the state of Florida. In the Houston metropolitan area, Regions had loans of approximately $3.2 billion as of September 30, 2017. In Florida, Regions had loans of approximately $16.2 billion as of September 30, 2017. Due to the timing of the hurricanes, loan balances as of September 30, 2017 are the most relevant gauge of potential impact.
The provision for loan losses decreased from $262 million in 2016 to $150 million in 2017. The provision for loan losses was less than net charge-offs for 2017 by approximately $157 million, reflecting improving economic conditions resulting in broad-based improvements in credit metrics, with a corresponding impact from the items resulting in a decline in the allowance discussed above. Net charge-offs for 2017 were approximately $30 million higher as compared to 2016, reflecting large-dollar commercial loan charge-offs within the energy, healthcare and education sectors. A hurricane-related loan loss provision of $40 million was recorded during 2017. Regions continues to assess the customers directly impacted by the hurricanes and the related level of estimated loss, including economic disruption in the affected areas that could potentially have an adverse impact on some borrowers. The estimate of potential loss includes a significant amount of uncertainty and remains unchanged at $40 million as of December 31, 2017. The availability of additional or different information affecting customers in the hurricane-impacted areas could cause the allowance for loan losses to be changed in future periods. However, based on current information an increase in hurricane reserves is not anticipated.
Management expects that net loan charge-offs will be in the 0.35 percent to 0.50 percent range for the 2018 year; based on recent trends and current market conditions, Regions currently expects to be at the lower end of that range. Economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations, and further analysis of hurricane exposures will impact the future levels of net charge-offs and may result in volatility in certain credit metrics. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 15 “Allowance for Credit Losses.”

The table below summarizes activity in the allowance for credit losses for the years ended December 31:
Table 15—Allowance for Credit Losses

	2017	2016	2015	2014	2013
	(Dollars in millions)
Allowance for loan losses at January 1	$1,091	$1,106	$1,103	$1,341	$1,919
Loans charged-off:
Commercial and industrial	159	120	130	114	186
Commercial real estate mortgage—owner-occupied	17	22	24	63	125
Commercial real estate construction—owner-occupied	—	1	—	2	1
Commercial investor real estate mortgage	2	2	15	23	69
Commercial investor real estate construction	—	—	—	1	1
Residential first mortgage	11	15	26	36	223
Home equity	35	56	68	93	159
Indirect—vehicles	49	51	41	37	31
Indirect—other consumer	32	15	—	—	—
Consumer credit card	54	42	37	37	38
Other consumer	75	74	62	67	65
	434	398	403	473	898
Recoveries of loans previously charged-off:
Commercial and industrial	33	32	51	51	45
Commercial real estate mortgage—owner-occupied	9	11	16	16	25
Commercial real estate construction—owner-occupied	—	—	—	—	3
Commercial investor real estate mortgage	21	10	16	22	35
Commercial investor real estate construction	2	3	11	5	5
Residential first mortgage	4	3	8	8	6
Home equity	21	26	28	32	35
Indirect—vehicles	18	18	15	13	10
Indirect—other consumer	2	1	—	—	—
Consumer credit card	6	6	6	5	4
Other consumer	11	11	14	14	14
	127	121	165	166	182
Net charge-offs:
Commercial and industrial	126	88	79	63	141
Commercial real estate mortgage—owner-occupied	8	11	8	47	100
Commercial real estate construction—owner-occupied	—	1	—	2	(2)
Commercial investor real estate mortgage	(19)	(8)	(1)	1	34
Commercial investor real estate construction	(2)	(3)	(11)	(4)	(4)
Residential first mortgage	7	12	18	28	217
Home equity	14	30	40	61	124
Indirect—vehicles	31	33	26	24	21
Indirect—other consumer	30	14	—	—	—
Consumer credit card	48	36	31	32	34
Other consumer	64	63	48	53	51
	307	277	238	307	716
Provision for loan losses	150	262	241	69	138
Allowance for loan losses at December 31	$934	$1,091	$1,106	$1,103	$1,341
Reserve for unfunded credit commitments at January 1	$69	$52	$65	$78	$83
Provision (credit) for unfunded credit losses	(16)	17	(13)	(13)	(5)
Reserve for unfunded credit commitments at December 31	$53	$69	$52	$65	$78
Allowance for credit losses at December 31	$987	$1,160	$1,158	$1,168	$1,419
Loans, net of unearned income, outstanding at end of period	$79,947	$80,095	$81,162	$77,307	$74,609
Average loans, net of unearned income, outstanding for the period	$79,846	$81,333	$79,634	$76,253	$74,924
Ratios:
Allowance for loan losses to loans, net of unearned income	1.17%	1.36%	1.36%	1.43%	1.80%
Allowance for loan losses to non-performing loans, excluding loans held for sale	1.44x	1.10x	1.41x	1.33x	1.24x
Net charge-offs as percentage of average loans, net of unearned income	0.38%	0.34%	0.30%	0.40%	0.96%

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:
Table 16—Allocation of the Allowance for Loan Losses

	2017		2016		2015		2014		2013
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$455	45.2%	$585	43.7%	$549	44.1%	$428	42.4%	$427	39.4%
Commercial real estate mortgage—owner-occupied	127	7.7	161	8.6	200	9.3	214	10.7	271	12.8
Commercial real estate construction—owner-occupied	9	0.4	7	0.4	9	0.5	12	0.5	13	0.4
Total commercial	591	53.3	753	52.7	758	53.9	654	53.6	711	52.6
Commercial investor real estate mortgage	42	5.1	54	5.1	69	5.3	122	6.0	210	7.1
Commercial investor real estate construction	22	2.2	31	3.0	28	3.3	28	2.8	26	1.9
Total investor real estate	64	7.3	85	8.1	97	8.6	150	8.8	236	9.0
Residential first mortgage	62	17.6	68	16.8	77	15.8	93	15.9	119	16.3
Home equity	40	12.7	45	13.3	67	13.5	90	14.1	160	15.1
Indirect—vehicles	34	4.2	39	5.0	33	4.9	41	4.7	39	4.1
Indirect—other consumer	34	1.8	15	1.2	5	0.7	3	0.3	3	0.3
Consumer credit card	66	1.6	45	1.5	40	1.3	46	1.3	43	1.3
Other consumer	43	1.5	41	1.4	29	1.3	26	1.3	30	1.3
Total consumer	279	39.4	253	39.2	251	37.5	299	37.6	394	38.4
	$934	100.0%	$1,091	100.0%	$1,106	100.0%	$1,103	100.0%	$1,341	100.0%
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

Table 17—Troubled Debt Restructurings

	2017		2016
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$232	$27	$241	$38
Investor real estate	90	6	90	8
Residential first mortgage	368	36	380	46
Home equity	245	4	286	5
Indirect—vehicles	—	—	1	—
Consumer credit card	1	—	2	—
Other consumer	9	—	10	—
	945	73	1,010	97
Non-accrual status or 90 days past due and still accruing:
Commercial	115	30	279	65
Investor real estate	1	—	5	2
Residential first mortgage	69	7	74	9
Home equity	14	—	17	—
	199	37	375	76
Total TDRs - Loans	$1,144	$110	$1,385	$173

TDRs- Held For Sale	13	—	3	—
Total TDRs	$1,157	$110	$1,388	$173
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
Table 18—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2017		2016
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$520	$95	$281	$179
Inflows	372	93	497	27
Outflows
Charge-offs	(30)	(1)	(30)	—
Foreclosure	(2)	—	—	—
Payments, sales and other (1)	(513)	(96)	(228)	(111)
Balance, end of period	$347	$91	$520	$95

_________

(1)
The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $63 million of commercial loans and $10 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2017. During 2016, $35 million of commercial loans and $8 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 19—Non-Performing Assets

	2017	2016	2015	2014	2013
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$404	$623	$325	$252	$257
Commercial real estate mortgage—owner-occupied	118	210	268	238	303
Commercial real estate construction—owner-occupied	6	3	2	3	17
Total commercial	528	836	595	493	577
Commercial investor real estate mortgage	5	17	31	123	238
Commercial investor real estate construction	1	—	—	2	10
Total investor real estate	6	17	31	125	248
Residential first mortgage	47	50	63	109	146
Home equity	69	92	93	102	111
Total consumer	116	142	156	211	257
Total non-performing loans, excluding loans held for sale	650	995	782	829	1,082
Non-performing loans held for sale	17	13	38	38	82
Total non-performing loans(1)	667	1,008	820	867	1,164
Foreclosed properties	73	90	100	124	136
Total non-performing assets(1)	$740	$1,098	$920	$991	$1,300
Accruing loans 90 days past due:
Commercial and industrial	$4	$6	$9	$7	$6
Commercial real estate mortgage—owner-occupied	1	2	3	5	6
Total commercial	5	8	12	12	12
Commercial investor real estate mortgage	1	—	4	3	6
Total investor real estate	1	—	4	3	6
Residential first mortgage(2)	92	99	113	122	142
Home equity	37	33	59	63	75
Indirect—vehicles	9	10	9	7	5
Consumer credit card	19	15	12	12	12
Other consumer	4	5	4	3	4
Total consumer	161	162	197	207	238
	$167	$170	$213	$222	$256
Restructured loans not included in the categories above	$945	$1,010	$1,039	$1,260	$1,676
Restructured loans held for sale not included in the categories above	$1	$1	$1	$1	$545
Non-performing loans(1) to loans and non-performing loans held for sale	0.83%	1.26%	1.01%	1.12%	1.56%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.92%	1.37%	1.13%	1.28%	1.74%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $124 million at December 31, 2017, $113 million at December 31, 2016, $107 million at December 31, 2015, $125 million at December 31, 2014 and $106 million at December 31, 2013.

Non-performing loans decreased during 2017 due to improvement in credit quality including stability in oil prices, as well as increases in payoffs and paydowns and improvement in risk ratings of commercial loans. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 64 percent of the total balance at December 31, 2017.
Economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and further analysis of hurricane exposures will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2018.
Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $167 million at December 31, 2017, a decrease from $170 million at December 31, 2016. However, past due residential mortgage loans were moderately impacted by the hurricanes that occurred in the third quarter of 2017. For natural disasters, the Company's most common types of customer assistance are payment deferrals and extensions for up to 90 days. Regions handles customer payment difficulties on a case-by-case basis through conversations which identify their specific needs. The Company gathers all available intelligence through these conversations to determine actual loan exposures and potential losses. As of year-end 2017, many of these initial deferral and extension periods are beginning to expire. Regions is working with certain of these customers to revise payment terms and does not expect these revised terms to materially increase TDRs.
At December 31, 2017, Regions had approximately $100 million to $175 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 20—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$836	$17	$142	$995
Additions	528	8	—	536
Net payments/other activity	(500)	(7)	(26)	(533)
Return to accrual	(131)	(8)	—	(139)
Charge-offs on non-accrual loans(2)	(169)	(1)	—	(170)
Transfers to held for sale(3)	(31)	(2)	—	(33)
Transfers to foreclosed properties	(4)	(1)	—	(5)
Sales	(1)	—	—	(1)
Balance at end of year	$528	$6	$116	$650

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2016
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$595	$31	$156	$782
Additions	861	20	—	881
Net payments/other activity	(341)	(17)	(12)	(370)
Return to accrual	(87)	(13)	—	(100)
Charge-offs on non-accrual loans(2)	(136)	(2)	(1)	(139)
Transfers to held for sale(3)	(46)	(1)	(1)	(48)
Transfers to foreclosed properties	(4)	—	—	(4)
Sales	(6)	(1)	—	(7)
Balance at end of year	$836	$17	$142	$995
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $19 million and $21 million recorded upon transfer for the years ended December 31, 2017 and 2016, respectively.
Other Earning Assets
Other earning assets consist primarily of investments in FRB stock, FHLB stock, and operating lease assets. The balance at December 31, 2017 totaled $1.5 billion as compared to $1.6 billion at December 31, 2016. The primary driver of the decrease between years was a decline in operating lease assets.
Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information.
Premises and Equipment
Premises and equipment at December 31, 2017 decreased $32 million to $2.1 billion compared to year-end 2016. This decrease primarily resulted from depreciation expense on existing assets, combined with branch consolidation initiatives.
Goodwill
Goodwill totaled $4.9 billion for both December 31, 2017 and 2016. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 10 “Intangible Assets” to the consolidated financial statements for the methodologies and assumptions used in Step One of the goodwill impairment test. Additionally, Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements includes information related to the fair value measurements of certain assets and liabilities and the valuation methodology of such measurements, which is also used for testing goodwill for impairment.
Residential Mortgage Servicing Rights at Fair Value
Residential MSRs increased approximately $12 million from December 31, 2016 to December 31, 2017. The year-over-year increase is primarily due to purchases of the rights to service approximately $2.7 billion in residential mortgage loans for approximately $30 million, combined with additions resulting from loans sold during the year with Regions retaining the servicing rights. These total additions were partially offset by the economic amortization associated with borrower repayments. An analysis of residential MSRs is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements.
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
Deposits are Regions’ primary source of funds, providing funding for 89 percent of average earning assets in 2017 and 88 percent of average earning assets in 2016. Table 21 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2017 decreased approximately $2.1 billion compared to year-end 2016 levels. The decrease in deposits was primarily driven by decreases in money market accounts and time deposits. These decreases were partially offset by an increase in savings accounts.
Due to liquidity in the market, deposit costs have remained relatively low at 16 basis points for 2017, compared to 12 basis points for 2016 and 11 basis points for 2015. Low deposit costs are driven both by the sustained low level of market interest rates, as well as the composition of the Company's deposit base, which includes a significant amount of low-cost consumer and private wealth deposits. Low-cost deposits are also heavily concentrated in non-interest bearing demand deposits. The deposit base composition is a key component of the Company's franchise value and is expected to be a competitive advantage in a rising rate environment. The rate paid on interest-bearing deposits increased to 0.26 percent in 2017 compared to 0.19 percent for 2016 and 0.17 percent for 2015, driven by market interest rate increases that occurred in 2017.
The following table summarizes deposits by category as of December 31:
Table 21—Deposits

	2017	2016	2015
	(In millions)
Non-interest-bearing demand	$36,127	$36,046	$34,862
Savings	8,413	7,840	7,287
Interest-bearing transaction	20,161	20,259	21,902
Money market—domestic	25,306	27,293	26,468
Money market—foreign	23	186	243
Low-cost deposits	90,030	91,624	90,762
Time deposits	6,859	7,183	7,468
Customer deposits	96,889	98,807	98,230
Corporate treasury time deposits	—	228	200
	$96,889	$99,035	$98,430
Domestic money market accounts decreased $2.0 billion to $25.3 billion at year end 2017 as a result of a decision to reduce higher-cost retail brokered sweep deposits that were no longer a necessary component of the Company's funding strategy. Domestic money market accounts accounted for approximately 26 percent and 28 percent of total deposits at year-end 2017 and 2016, respectively.
Interest-bearing transaction accounts decreased $98 million to $20.2 billion as a result of certain trust customer deposits, which require collateralization by securities, continuing to shift out of deposits and into other fee income-producing customer investments.
Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased approximately 5 percent in 2017 to $6.9 billion compared to $7.2 billion in 2016. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of the continued customer preference for more liquid deposit products as market interest rates remain low. Customer time deposits accounted for 7 percent of total deposits in both 2017 and 2016. See Table 22 “Maturity of Time Deposits of $100,000 or More” for maturity information.
Within customer deposits, non-interest-bearing demand deposits increased $81 million to $36.1 billion. Non-interest-bearing deposits accounted for approximately 37 percent of total deposits at year-end 2017 compared to 36 percent at year-end 2016. Savings balances increased $573 million to $8.4 billion, generally reflecting continued consumer savings trends.
During 2017, corporate treasury deposits declined from $228 million to zero as a result of the lack of loan demand decreasing the need for wholesale deposit funding alternatives.

Table 22—Maturity of Time Deposits of $100,000 or More

	2017	2016
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$676	$532
Over 3 through 6 months	220	243
Over 6 through 12 months	492	491
Over 12 months	1,606	1,844
	$2,994	$3,110

Short-Term Borrowings
See Note 12 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2017 and 2016. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized.
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
Long-Term Borrowings
Total long-term borrowings increased approximately $369 million to $8.1 billion at December 31, 2017. The increase was the result of the issuance of $1.0 billion of 2.75% senior notes. Offsetting the increase was a $601 million decrease in the FHLB advances.
See Note 13 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.
Ratings
Table 23 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2017 and 2016.
Table 23—Credit Ratings

As of December 31, 2017
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	BBBH
Subordinated debt	BBB	Baa2	BBB	BBB
Regions Bank
Short-term	A-2	P-1	F2	R-1L
Long-term bank deposits	N/A	A2	A-	AL
Long-term rating	A-	A2	BBB+	N/A
Senior unsecured debt	A-	Baa2	BBB+	AL
Subordinated debt	BBB+	Baa2	BBB	BBBH
Outlook	Stable	Stable	Stable	Positive

As of December 31, 2016
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB	Baa2	BBB	BBBH
Subordinated debt	BBB-	Baa2	BBB-	BBB
Regions Bank
Short-term	A-2	P-1	F2	R-1L
Long-term bank deposits	N/A	A2	BBB+	AL
Long-term rating	BBB+	A2	BBB	N/A
Senior unsecured debt	BBB+	Baa2	BBB	AL
Subordinated debt	BBB	Baa2	BBB-	BBBH
Outlook	Stable	Stable	Positive	Stable
_________
N/A - not applicable.
On February 10, 2017, S&P revised the outlook for Regions Financial Corporation, and its subsidiary, Regions Bank to Positive from Stable, indicating a possible one-notch upgrade over the next two years.  The outlook upgrade was reflective of a reduction in energy loan exposure and the expectation of manageable non-performing assets and net charge-off levels in 2017 given improved energy prices and stability of economic trends in most of the Company’s major markets.  Furthermore, the outlook revision cited the Company’s conservative business growth strategies and improved risk management.
On October 3, 2017, Fitch upgraded its rating on Regions Financial Corporation's senior unsecured debt to BBB+. Fitch also upgraded its ratings on Regions Financial Corporation's subordinated debt and Regions Bank’s long-term issuer, long-term deposit, senior unsecured and subordinated debt. In addition, the ratings outlook was revised to Stable from Positive.
On November 13, 2017, S&P raised its long-term issuer rating on Regions Financial Corporation to BBB+ from BBB. At the same time, it raised the long-term issuer credit rating on Regions Bank to A- from BBB+. In addition, S&P affirmed its A-2 short-term issuer credit ratings on both entities. S&P attributed the upgrade to a track record of conservative business growth strategies and prudent risk management, as well as, steady operating performance and declining loan losses. The outlook for both entities are Stable.
On November 13, 2017, DBRS confirmed the ratings of Regions Financial Corporation, including the Company’s long-term issuer rating of BBB (High). At the same time, DBRS confirmed the ratings of Regions Bank. DBRS attributed the rating confirmation and positive outlook to improving financial results, risk management and asset quality. The outlook for all ratings at the Company and the long-term ratings at the Bank were revised to Positive.
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
Stockholders' Equity
Stockholders’ equity was $16.2 billion at December 31, 2017 as compared to $16.7 billion at December 31, 2016. During 2017, net income increased stockholders’ equity by $1.3 billion. Cash dividends on common stock and cash dividends on preferred stock reduced stockholders' equity by $370 million and $64 million, respectively. Common stock repurchased during 2017 reduced stockholders' equity by $1.3 billion. These shares were immediately retired and therefore are not included in treasury stock. Changes in accumulated other comprehensive income reduced stockholders' equity by $66 million, primarily due to the net change in unrealized gains (losses) on derivative instruments. Stockholders' equity also includes a reclassification of $133 million due to Tax Reform related revaluation of deferred tax items, which increased retained earnings and decreased accumulated other comprehensive income.
On June 28, 2017, Regions received no objection from the Federal Reserve to its 2017 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase.
See Note 15 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements for additional information.
REGULATORY REQUIREMENTS
CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and selected off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. See Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements for a tabular presentation of the applicable holding company and bank regulatory capital requirements.
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
Under the Basel III Rules, the minimum capital ratios are:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
The Basel III Rules also introduced a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to advanced approach institutions. Currently the countercyclical capital buffer is not applicable to Regions or Regions Bank. The reportable capital conservation buffer is equal to the lowest difference between the three risk-based capital ratios less the applicable minimum required ratio. Banking institutions with ratios that are above the minimum but below the combined capital conservation buffer and countercyclical capital buffer (when applicable) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
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
The Basel III Rules provide for a number of deductions from and adjustments to CET1. For example, goodwill and selected other intangible assets, and disallowed deferred tax assets are deducted. MSRs, certain other deferred tax assets and significant investments in non-consolidated financial entities are also deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Rules, the effects of certain accumulated other comprehensive items are included; however, standardized approach banking organizations, including Regions and Regions Bank, were allowed to make a one-time permanent election to exclude these items. Regions and Regions Bank made this election in order to avoid significant variations in the level of capital, including the impact of interest rate fluctuations on the fair value of their securities portfolios.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were to be phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In September 2017, the federal banking agencies proposed to revise and simplify the capital treatment for selected categories of deferred tax assets, MSRs, investments in non-consolidated financial entities and minority interests for banking organizations, such as Regions and Regions Bank, that are not subject to the advanced approach. In November 2017, the federal banking agencies revised the Basel III Rules to extend the current transitional treatment of these items for standardized approach banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of high volatility commercial real estate loans under the standardized approach. These changes would have the impact of increasing regulatory capital ratios for some standardized approach banking organizations such as Regions. Regions continues to review the proposal and its impact on the Company’s capital requirements.
With respect to Regions Bank, the Basel III Rules also revise the prompt corrective action regulations pursuant to Section 38 of the FDIA, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the required Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Rules do not change the total capital requirement for any prompt corrective action category.
The Basel III Rules prescribe a standardized approach for risk weightings of assets and off-balance sheet exposures, using a risk-sensitive basis, depending on the nature of the items, generally ranging from 0% for U.S. government and agency securities, to 1,250% for certain equity exposures. In addition, the Basel III Rules also provide advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The Company’s estimated CET1 ratio on a fully phased-in basis as of December 31, 2017 was approximately 10.95% and therefore exceeded the Basel III minimum plus capital conservation buffer requirement of 7% for CET1. Because the Basel III capital calculations will not be fully phased in until 2019 and are not formally defined by GAAP, this measure is considered to be a non-GAAP financial measure, and other entities may calculate it differently than Regions’ disclosed calculation (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approach institutions, and not to Regions or Regions Bank. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal banking regulators.
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
At December 31, 2017, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.
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
EFFECTS OF INFLATION
The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories that are greatly impacted by inflation. While the implications differ for a bank, inflation does have influence on the growth of total assets in the banking industry and the resulting level of capitalization. Inflation also affects the level of market interest rates, and therefore, the pricing of financial instruments.
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. The Company maintains an asset sensitive position as of December 31, 2017. Refer to Table 24 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.
EFFECTS OF DEFLATION
A period of deflation would affect all industries, including financial institutions. Potentially, deflation could lead to lower profits, higher unemployment, lower production and deterioration in overall economic conditions. In addition, deflation could depress economic activity and impair bank earnings through reduced balance sheet growth and less favorable product pricing, as well as impairment in the ability of borrowers to repay loans.
Management believes the most significant potential impact of deflation on financial results relates to Regions’ ability to maintain a sufficient amount of capital to cushion against future market and credit related losses. However, the Company can utilize certain risk management tools to help it maintain its balance sheet strength even if a deflationary scenario were to develop.
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
Exposure to Interest Rate Movements—As of December 31, 2017, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2018. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have not resulted in a meaningful increase in deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
With respect to sensitivity to long-term interest rates, the balance sheet is estimated to be asset sensitive. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $88 million if longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if longer-term interest rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $49 million. Long-term rates are currently trading at or above their 2017 highs. At current rate levels, the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization is reduced. Therefore, to the extent that interest rates do not materially decline, net interest income sensitivity driven by middle and long-term interest rates will be primarily attributable to changes in the level of reinvestment yields on fixed rate assets. The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities.
Table 24—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income and Other Financing Income December 31, 2017
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$211
+ 100 basis points	123
- 50 basis points	(68)

Instantaneous Change in Interest Rates
+ 200 basis points	$200
+ 100 basis points	140
- 50 basis points	(95)
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 200 basis point gradual interest rate change scenario in Table 24, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g. Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. A 5 percentage point higher sensitivity than the 60 percent baseline would reduce 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $63 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
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
The following table presents additional information about the interest rate swaps used by Regions to manage interest rate risk:
Table 25—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2017
	Notional Amount	Estimated Fair Value		Weighted-Average
		Gain	Loss	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$2,850	$—	$40	3.0	1.4%	1.5%
Receive variable/pay fixed	210	1	3	7.4	1.5	2.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	6,825	5	188	5.7	1.4	1.4
Total derivatives designated as hedging instruments	$9,885	$6	$231	5.0	1.4%	1.4%
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The majority of interest rate derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. Furthermore, certain clearinghouses treat variation margin payments on interest rate swaps as daily settlement. The “Credit Risk” section in this report contains more information on the management of credit risk.
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
Regions intends to fund its obligations primarily through cash generated from normal operations. Regions also has obligations related to potential litigation contingencies. See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.7 billion at December 31, 2017. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not include any reliance on short-term unsecured sources. Risk limits are established within the Company's Liquidity Risk Oversight Committee and ALCO, which regularly reviews compliance with the established limits.
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

The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2017, Regions had approximately $1.9 billion in cash on deposit with the FRB, down approximately 47 percent from 2016. The average balance held with the FRB was approximately $2.0 billion and $2.6 billion during 2017 and 2016, respectively.
Regions’ borrowing availability with the FRB as of December 31, 2017, based on assets pledged as collateral on that date, was $16.4 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2017, Regions’ outstanding balance of FHLB borrowings was $4.2 billion and its total borrowing capacity from the FHLB totaled approximately $17.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Table 26—Contractual Obligations
Regions' contractual obligations and expected payment dates are presented in the following table:

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$3,207	$2,177	$1,238	$237	$90,030	$96,889
Short-term borrowings	500	—	—	—	—	500
Long-term borrowings	5,000	34	2,047	1,051	—	8,132
Lease obligations	135	209	141	252	—	737
Purchase obligations	33	38	31	23	—	125
Benefit obligations (3)	11	25	41	63	—	140
Commitments to fund low income housing partnerships (4)	794	—	—	—	—	794
Unrecognized tax benefits (5)	—	—	—	—	29	29
	$9,680	$2,483	$3,498	$1,626	$90,059	$107,346
_________

(1)	See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2017.

(2)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.

(3)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.

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

(5)	Includes liabilities for unrecognized tax benefits of $27 million and tax-related interest and penalties of $2 million. See Note 20 “Income Taxes” to the consolidated financial statements.

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
Management Process
Credit risk is managed by maintaining a sound credit risk culture, throughout all lines of defense, which ensures that the levels and types of risk taken are aligned with Regions' credit risk appetite. The credit quality of borrowers and counterparties has a significant impact on Regions' earnings; however, the nature of the risk differs by each of the defined businesses which engage in multiple forms of commercial, investor real estate and consumer lending. Regions categorizes the credit risks it faces by asset quality, counterparty exposure, and diversification levels which provides a structure to assess credit risk and guides credit decision-making. Credit policies, another key component of Regions' culture, are designed and adjusted, as needed, to promote sound credit risk management. These policies guide lending activities in a manner consistent with Regions' strategy and provide a framework for achieving asset quality and earnings objectives.
Effective credit risk management requires coordinated identification, measurement, mitigation, monitoring and reporting of credit risk exposure, credit quality, and emerging risk trends. Accordingly, Regions has implemented a credit risk governance structure that provides oversight from the Board to the organizational units in order to maintain open channels of communication.
Occasionally, borrowers and counterparties do not fulfill their obligations and Regions must take steps to mitigate and manage losses. Teams are in place to appropriately identify and manage nonperforming loans, collections, loan modifications, and loss mitigation efforts. Regions maintains an allowance for credit losses that management considers adequate to absorb losses inherent in the portfolio.
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
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. Regions forecasts real GDP growth of around 2.8 percent in 2018, with consumer spending and business investment spending the main drivers.
Household balance sheets continue to improve and household net worth stands at a record level. While the rate of growth of household debt has accelerated, growth nonetheless remains below average growth rates seen over past cycles. At the same time, however, low interest rates have kept monthly debt service obligations highly manageable and household debt service burdens remain near historical lows. Moreover, a higher share of fixed rate debt relative to past cycles means consumers will be somewhat insulated from the effects of rising interest rates. Ongoing improvement in labor market conditions in 2018 should lead to faster wage growth, and in turn faster growth in disposable personal income. Finally, recently enacted Tax Reform is expected to be a net positive for growth in disposable personal income. As a result, consumer spending will be a primary driver of economic growth in 2018.
While business investment spending had been notably weak over much of the current economic expansion, the final three quarters of 2017 saw a stark reversal with double-digit annualized growth in real business spending on equipment and machinery in both the third and fourth quarters. The pick-up in business spending likely reflects rising business confidence in the economic outlook, particularly as global economic growth has improved, along with tighter labor market conditions that have resulted in labor costs rising at a faster rate, which in turn has given firms the incentive to invest more intensively in capital as opposed to labor. Additionally, higher energy prices have likely prompted at least some capital spending in the energy sector. With domestic and global economic growth improving and the incentives provided by Tax Reform, Regions believes the strength seen in business investment spending over the final three quarters of 2017 will be sustained through 2018.

Housing market conditions continue to improve, but at an uneven rate. While healthy job and income growth combined with favorable mortgage interest rates mean the demand side of the housing market remains quite healthy, the supply side of the market is less so. Builders continue to face shortages of labor and buildable lots and have seen materials costs rise at an accelerating pace, while in many markets the entitlement process has become considerably more cumbersome and costly than has been the case in the past. As a result, new home inventories remain well below historical norms, and the supply of new homes coming on the market has been skewed towards the upper ranges of the price distribution. At the same time, inventories of existing homes for sale ended 2017 at historically low levels and Regions does not expect meaningful relief in 2018.
One puzzling development over the course of 2017 was the failure of inflation to accelerate, particularly given that economic growth firmed as the year went on and labor market conditions tightened further. As have private sector analysts, the FOMC has expressed confusion as to the factors behind persistently sluggish inflation. While higher energy prices will likely push headline inflation higher in 2018, the bigger issue will be the behavior of core inflation. Core inflation did accelerate somewhat in the fourth quarter of 2017, but it remains to be seen whether or not this acceleration will continue in 2018. The FOMC anticipates inflation settling near its 2.0 percent target rate and, as indicated in the “dot plot” released in conjunction with the December 2017 FOMC meeting, anticipates three 25-basis point increases in the Fed funds rate in 2018.
As market participants adjusted their expectations as to the path of the funds rate in 2018, the yield curve became considerably flatter. But, to date in 2018 expectations of faster global economic growth and at least some pick-up in inflation have led to higher rates on the long end of the yield curve.
For the Regions footprint as a whole, rates of job, income, and overall economic growth have been and are expected to remain broadly consistent with those seen nationally. There are, however, differences in rates of growth among the individual states and metropolitan areas across the footprint. Those markets which are larger and more economically diverse and boast more favorable demographic trends have been and are expected to remain among the better performing markets within Regions' footprint. Housing market activity appears to be picking up at a steady pace within Regions' footprint. As is the case for the U.S. as a whole, the mix of residential construction is expected to shift further toward single family activity and away from multi-family activity in 2018. As has been the case nationally, house price appreciation in Regions’ larger metro area markets remained robust in 2017, though a moderate pace of price appreciation is expected in 2018.
In summation, real GDP growth is expected to be around 2.8 percent in 2018, with consumer spending and business investment the main drivers of growth while a more constructive global growth environment should be a boost to U.S. exports. One, if not the, main downside risk to Regions' baseline outlook is inflation accelerating at a more rapid pace than either market participants or the FOMC now anticipate. If this were the case, the FOMC would likely raise the Fed funds rate at a more aggressive pace than they, and market participants, now anticipate. This would have an adverse impact on asset prices and likely have an adverse impact on the broader economy. Other downside risks include elevated geopolitical tensions and changes to U.S. trade policy that would invite retaliation and hence precipitate a trade war. Upside risks are that business investment and/or consumer spending are more responsive to recently enacted Tax Reform than anticipated and the possibility that productivity growth responds faster and more favorably to an increase in business investment than anticipated.
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
INFORMATION SECURITY RISK
Regions faces a variety of operational risks, including information security risks. Information security risks, such as evolving and adaptive cyber attacks that are conducted regularly against Regions and other large financial institutions to compromise or disable information systems, have generally increased in recent years. This trend is expected to continue for a number of reasons, including the proliferation of new technologies, the increasing use of mobile devices, more financial transactions conducted online, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.

Regions devotes significant financial and non-financial resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program that includes oversight of third-party relationships with vendors. The Board, through various of its committees, is briefed at least quarterly on information security matters.
Regions participates in information sharing organizations such as FS-ISAC, to gather and share information with peer banks and other financial institutions to better prepare and protect its information systems from attack. FS-ISAC is a nonprofit organization whose objective is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead made available to other members for the greater good of the membership. In addition to FS-ISAC, Regions is a member of BITS. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
Regions has contracts with vendors to provide denial of service mitigation. These vendors have also committed the necessary resources to support Regions in the event of a cyber event. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security. As an additional security measure, Regions has engaged a computer forensics firm and an industry-leading consulting firm on retainer in case of a cyber event. Furthermore, some of Regions' exposure with respect to data breaches may be offset by applicable insurance.
Even if Regions successfully prevents cyber attacks on to its own network, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards, may impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain components of its business infrastructure, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance on them may also increase exposure to information security risk.
In the event of a cyber attack or other data breach, Regions may be required to incur significant expenses, including with respect to remediation costs, costs of implementing additional preventative measures, addressing any reputational harm and addressing any related regulatory inquiries or civil litigation arising from the event.
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
COMPARISON OF 2016 WITH 2015—CONTINUING OPERATIONS
Regions reported net income available to common shareholders of $1.1 billion, or $0.87 per diluted common share, in 2016 compared to $1.0 billion, or $0.75 per diluted share in 2015. Regions reported net income from continuing operations available to common shareholders of $1.1 billion, or $0.87 per diluted common share, in 2016 compared to $1.0 billion, or $0.76 per diluted share, in 2015.
Net interest income and other financing income from continuing operations was $3.4 billion and $3.3 billion in 2016 and 2015, respectively, reflecting an increase in average earning assets to $111.0 billion from $107.9 billion at December 31, 2016 and 2015, respectively. The net interest margin from continuing operations (taxable-equivalent basis) was 3.14 percent in 2016, compared to 3.13 percent during 2015.
Non-interest income from continuing operations increased $82 million to $2.2 billion in 2016 compared to 2015. The increase was due to an increase in capital markets fee income and other, card and ATM fees, and bank-owned life insurance. These increases more than offset declines in insurance proceeds, net revenue from affordable housing and securities gains, net. See Table 5 "Non-Interest Income from Continuing Operations" for additional information.
Capital markets fee income and other increased $48 million in 2016 compared to 2015. The increase was primarily due to mergers and acquisitions advisory fees, which the Company began recognizing in the fourth quarter of 2015 in connection with the purchase of a middle-market advisory firm. Also contributing to the increase were higher loan syndication fees and fees generated from the placement of permanent financing for real estate customers.
Card and ATM fees increased $38 million in 2016 compared to 2015. The increase was a result of continued growth in consumer checking accounts, and an increase in debit card transactions. Additionally, an increase in active credit cards generated greater purchase activity resulting in higher interchange income.
In 2016, bank-owned life insurance increased $21 million compared to 2015. The increase was primarily due to income from insurance claims as well as a gain recognized upon the exchange of policies in the first quarter of 2016.
Insurance proceeds declined $41 million in 2016 as a result of different resolution amounts related to two distinct settlement matters. A lower level of gains on sales of investments resulted in a $7 million decline in net revenue from affordable housing. The $23 million decline in securities gains, net was primarily due to losses incurred in 2016 as the Company reduced its exposure to energy-related corporate bonds.
Non-interest expense from continuing operations increased $10 million in 2016 compared to 2015. Increases in salaries and employee benefits, furniture and equipment expense, and the provision (credit) for unfunded credit losses occurred in 2016. These increases were offset by decreases in net occupancy expense, FDIC insurance assessments, professional, legal and regulatory expenses, and loss on early extinguishment of debt. See Table 6 “Non-Interest Expense from Continuing Operations” for additional information.
Total salaries and employee benefits increased $30 million in 2016. The increase was primarily due to increased production-based incentives related to capital markets income growth, an increase in base salaries from merit increases and an increase in severance expense. Headcount decreased from 23,393 at December 31, 2015 to 22,166 at December 31, 2016.
Furniture and equipment expense increased $14 million in 2016 as compared to 2015. The increase was primarily driven by increased depreciation on new technology-related assets placed in service.
Provision (credit) for unfunded credit losses increased $30 million in 2016 compared to 2015. The increase was attributable to increases in commercial and industrial reserve rates for unfunded commitments and letters of credit and a large specific reserve on an unfunded energy credit.
Net occupancy expense decreased $13 million in 2016 as compared to 2015. The decrease was primarily due to the Company's branch consolidation and occupancy optimization initiatives.
FDIC insurance assessments decreased $6 million in 2016 as compared to 2015. The decrease was primarily due to $23 million of additional assessment expenses recorded in 2015 related to prior assessments. The surcharge imposed by the FDIC went into effect during the third quarter of 2016 creating offsetting additional expense.
Professional, legal, and regulatory expenses decreased $48 million in 2016 as compared to 2015. The decrease was primarily attributable to a net $48 million accrual for contingent legal and regulatory expenses recorded in 2015, as well as a favorable legal settlement of $7 million recorded in 2016.

During 2016, the Company incurred $14 million in early extinguishment charges. In 2016, the Company purchased approximately $649 million of its 2.00% senior notes due May 2018, resulting in pre-tax losses on the early extinguishment related to this tender offer.
The Company’s income tax expense from continuing operations for 2016 was $514 million compared to $455 million in 2015, resulting in an effective tax rate of 30.7 percent and 29.7 percent, respectively. The effective tax rate was higher in 2016 principally due to higher pre-tax income.
The allowance for loan losses totaled $1.1 billion or 1.36 percent of total loans, net of unearned income in both 2016 and 2015. Net charge-offs totaled $277 million, or 0.34 percent of average loans in 2016 compared to $238 million, or 0.30 percent of average loans in 2015. During 2016, the provision for loan losses was $262 million as compared to $241 million in 2015. Non-performing assets increased from $920 million at December 31, 2015, to $1.1 billion at December 31, 2016. The increase in the provision for loan losses in 2016 compared to 2015 was primarily due to higher net charge-offs, including $37 million in 2016 energy charge-offs, and the increase in criticized and classified commercial loans, attributable primarily to downward risk rating migration in the energy portfolio. This increase was offset by the impact of $2.0 billion in business services loan balance runoff, including $436 million in direct energy, and improvement in the risk profile of certain other loan classes.
Table 27—Quarterly Results of Operations

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income, including other financing income	$1,020	$1,013	$989	$966	$957	$942	$952	$963
Total interest expense and depreciation expense on operating lease assets	119	115	107	107	104	107	104	101
Net interest income and other financing income	901	898	882	859	853	835	848	862
Provision (credit) for loan losses	(44)	76	48	70	48	29	72	113
Net interest income and other financing income after provision (credit) for loan losses	945	822	834	789	805	806	776	749
Total non-interest income, excluding securities gains (losses), net	542	507	524	510	517	599	520	511
Securities gains (losses), net	13	8	1	—	5	—	6	(5)
Total non-interest expense	952	886	909	877	899	934	915	869
Income from continuing operations before income taxes	548	451	450	422	428	471	387	386
Income tax expense	214	139	133	128	134	152	115	113
Income from continuing operations	334	312	317	294	294	319	272	273
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1)	(1)	(1)	11	1	2	5	—
Income tax expense (benefit)	(2)	—	—	4	—	1	2	—
Income (loss) from discontinued operations, net of tax	1	(1)	(1)	7	1	1	3	—
Net income	$335	$311	$316	$301	$295	$320	$275	$273
Income from continuing operations available to common shareholders	$318	$296	$301	$278	$278	$303	$256	$257
Net income available to common shareholders	$319	$295	$300	$285	$279	$304	$259	$257
Earnings per common share from continuing operations: (1)
Basic	$0.28	$0.25	$0.25	$0.23	$0.23	$0.24	$0.20	$0.20
Diluted	0.27	0.25	0.25	0.23	0.23	0.24	0.20	0.20
Earnings per common share: (1)
Basic	$0.28	$0.25	$0.25	$0.24	$0.23	$0.24	$0.20	$0.20
Diluted	0.27	0.25	0.25	0.23	0.23	0.24	0.20	0.20
Cash dividends declared per common share	0.09	0.09	0.07	0.065	0.065	0.065	0.065	0.06
Market price: (2)
High	$17.58	$15.33	$14.91	$16.03	$14.73	$10.08	$10.00	$9.51
Low	14.62	13.03	13.00	13.61	9.78	7.80	7.53	7.00
________

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

(2)	High and low market prices are based on intraday sales prices.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation (and subsidiaries) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Birmingham, Alabama
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1971.

Birmingham, Alabama
February 26, 2018

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(In millions, except share data)
Assets
Cash and due from banks	$2,012	$1,853
Interest-bearing deposits in other banks	1,899	3,583
Federal funds sold and securities purchased under agreements to resell	70	15
Trading account securities	189	124
Securities held to maturity (estimated fair value of $1,667 and $1,369, respectively)	1,658	1,362
Securities available for sale	23,628	23,781
Loans held for sale (includes $325 and $447 measured at fair value, respectively)	348	718
Loans, net of unearned income	79,947	80,095
Allowance for loan losses	(934)	(1,091)
Net loans	79,013	79,004
Other earning assets	1,477	1,644
Premises and equipment, net	2,064	2,096
Interest receivable	337	319
Goodwill	4,904	4,904
Residential mortgage servicing rights at fair value	336	324
Other identifiable intangible assets	177	221
Other assets	6,182	6,020
Total assets	$124,294	$125,968
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$36,127	$36,046
Interest-bearing	60,762	62,989
Total deposits	96,889	99,035
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	500	—
Total short-term borrowings	500	—
Long-term borrowings	8,132	7,763
Total borrowed funds	8,632	7,763
Other liabilities	2,581	2,506
Total liabilities	108,102	109,304
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,175,327,565 and 1,255,839,866 shares, respectively	12	13
Additional paid-in capital	15,858	17,092
Retained earnings	1,628	666
Treasury stock, at cost—41,259,320 and 41,259,319 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(749)	(550)
Total stockholders’ equity	16,192	16,664
Total liabilities and stockholders’ equity	$124,294	$125,968

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2017	2016	2015
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$3,228	$3,066	$2,942
Securities - taxable	600	566	564
Loans held for sale	16	16	16
Trading account securities	4	5	5
Other earning assets	46	36	43
Operating lease assets	94	125	33
Total interest income, including other financing income	3,988	3,814	3,603
Interest expense on:
Deposits	156	117	109
Short-term borrowings	5	—	1
Long-term borrowings	212	196	158
Total interest expense	373	313	268
Depreciation expense on operating lease assets	75	103	28
Total interest expense and depreciation expense on operating lease assets	448	416	296
Net interest income and other financing income	3,540	3,398	3,307
Provision for loan losses	150	262	241
Net interest income and other financing income after provision for loan losses	3,390	3,136	3,066
Non-interest income:
Service charges on deposit accounts	683	664	662
Card and ATM fees	417	402	364
Investment management and trust fee income	230	213	202
Mortgage income	149	173	162
Securities gains, net	22	6	29
Other	604	695	652
Total non-interest income	2,105	2,153	2,071
Non-interest expense:
Salaries and employee benefits	1,954	1,913	1,883
Net occupancy expense	345	348	361
Furniture and equipment expense	330	317	303
Other	995	1,039	1,060
Total non-interest expense	3,624	3,617	3,607
Income from continuing operations before income taxes	1,871	1,672	1,530
Income tax expense	614	514	455
Income from continuing operations	1,257	1,158	1,075
Discontinued operations:
Income (loss) from discontinued operations before income taxes	8	8	(22)
Income tax expense (benefit)	2	3	(9)
Income (loss) from discontinued operations, net of tax	6	5	(13)
Net income	$1,263	$1,163	$1,062
Net income from continuing operations available to common shareholders	$1,193	$1,094	$1,011
Net income available to common shareholders	$1,199	$1,099	$998
Weighted-average number of shares outstanding:
Basic	1,186	1,255	1,325
Diluted	1,198	1,261	1,334
Earnings per common share from continuing operations:
Basic	$1.01	$0.87	$0.76
Diluted	1.00	0.87	0.76
Earnings per common share:
Basic	$1.01	$0.87	$0.75
Diluted	1.00	0.87	0.75
Cash dividends declared per common share	0.315	0.255	0.23
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2017	2016	2015
	(In millions)
Net income	$1,263	$1,163	$1,062
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($4), ($8) and ($6) tax effect, respectively)	(6)	(14)	(8)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	6	14	8
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($14), ($57) and ($103) tax effect, respectively)	—	(92)	(166)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $7, $2 and $10 tax effect, respectively)	12	4	19
Net change in unrealized gains (losses) on securities available for sale, net of tax	(12)	(96)	(185)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($2), $15 and $82 tax effect, respectively)	2	25	137
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $33, $54 and $58 tax effect, respectively)	53	89	95
Net change in unrealized gains (losses) on derivative instruments, net of tax	(51)	(64)	42
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($13), ($27) and ($21) tax effect, respectively)	(40)	(46)	(38)
Less: reclassification adjustments for amortization of actuarial loss, prior service cost and settlements realized in net income (net of ($17), ($12) and ($17) tax effect, respectively)	(31)	(22)	(31)
Net change from defined benefit pension plans and other post employment benefits, net of tax	(9)	(24)	(7)
Other comprehensive income (loss), net of tax	(66)	(170)	(142)
Comprehensive income	$1,197	$993	$920
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2015	1	$884	1,354	$14	$18,767	$(1,177)	$(1,377)	$(238)	$16,873
Net income	—	—	—	—	—	1,062	—	—	1,062
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(142)	(142)
Cash dividends declared—$0.23 per share	—	—	—	—	(304)	—	—	—	(304)
Preferred stock dividends	—	(64)	—	—	—	—	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(63)	(1)	(622)	—	—	—	(623)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	42	—	—	—	42
BALANCE AT DECEMBER 31, 2015	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	1,163	—	—	1,163
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(170)	(170)
Cash dividends declared—$0.255 per share	—	—	—	—	—	(318)	—	—	(318)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(89)	—	(839)	—	—	—	(839)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	48	—	—	—	48
BALANCE AT DECEMBER 31, 2016	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	1,263	—	—	1,263
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(66)	(66)
Reclassification of the Tax Reform related revaluation of deferred tax items within AOCI	—	—	—	—	—	133	—	(133)	—
Cash dividends declared—$0.315 per share	—	—	—	—	—	(370)	—	—	(370)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(85)	(1)	(1,274)	—	—	—	(1,275)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	40	—	—	—	40
BALANCE AT DECEMBER 31, 2017	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(In millions)
Operating activities:
Net income	$1,263	$1,163	$1,062
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	150	262	241
Depreciation, amortization and accretion, net	537	574	523
Securities (gains) losses, net	(22)	(6)	(29)
Deferred income tax expense	209	67	201
Originations and purchases of loans held for sale	(3,571)	(3,756)	(2,560)
Proceeds from sales of loans held for sale	4,053	3,700	2,755
(Gain) loss on sale of loans, net	(118)	(124)	(87)
(Gain) loss on early extinguishment of debt	—	14	43
Net change in operating assets and liabilities:
Trading account securities	(64)	19	(37)
Other earning assets	92	(95)	(200)
Interest receivable and other assets	(405)	(219)	12
Other liabilities	110	189	(449)
Other	47	180	124
Net cash from operating activities	2,281	1,968	1,599
Investing activities:
Proceeds from maturities of securities held to maturity	196	591	229
Proceeds from sales of securities available for sale	882	1,965	3,138
Proceeds from maturities of securities available for sale	3,649	4,420	3,890
Proceeds from sale of trading account securities	50	—	—
Purchases of securities available for sale	(4,580)	(7,874)	(7,819)
Purchases of securities held to maturity	(494)	—	—
Proceeds from sales of loans	25	182	76
Purchases of loans	(238)	(985)	(1,127)
Purchases of mortgage servicing rights	(41)	(64)	(4)
Net change in loans	(84)	1,339	(4,138)
Net purchases of other assets	(150)	(205)	(369)
Net cash from investing activities	(785)	(631)	(6,124)
Financing activities:
Net change in deposits	(2,146)	605	4,230
Net change in short-term borrowings	500	(10)	(2,243)
Proceeds from long-term borrowings	6,649	3,357	5,996
Payments on long-term borrowings	(6,255)	(3,916)	(1,142)
Cash dividends on common stock	(346)	(317)	(304)
Cash dividends on preferred stock	(64)	(64)	(64)
Repurchase of common stock	(1,275)	(839)	(623)
Taxes paid related to net share settlement of equity awards	(22)	(14)	(27)
Other	(7)	(2)	12
Net cash from financing activities	(2,966)	(1,200)	5,835
Net change in cash and cash equivalents	(1,470)	137	1,310
Cash and cash equivalents at beginning of year	5,451	5,314	4,004
Cash and cash equivalents at end of year	$3,981	$5,451	$5,314
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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2017	2016	2015
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowings	$363	$299	$268
Income taxes, net	181	314	129
Non-cash transfers:
Operating leases transferred from loans	—	—	879
Loans held for sale and loans transferred to other real estate	80	100	156
Loans transferred to loans held for sale	41	247	69
Loans held for sale transferred to loans	8	5	3
Properties transferred to held for sale	33	53	38
Loans settled with trading account securities	33	—	—
Operating lease assets settled with trading account securities	15	—	—

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
LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment (or portfolio loans). Loans held for investment are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Regions' loans balance is comprised of commercial, investor real estate and consumer loans. Interest income on all types of loans is accrued based on the contractual interest rate and the principal amount outstanding using methods that approximate the interest method, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ constant effective yield, which is included in interest income on loans. See Note 5 for further detail and information on loans.
Regions engages in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a constant effective yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.
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
TDRs
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
INVESTMENTS IN FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK
Ownership of FRB and FHLB stock is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These shares are accounted for at amortized cost, which approximates fair value.
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
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Land is carried at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. Premises and equipment are evaluated for impairment at least annually, or more often if events or circumstances indicate that the carrying value of the asset may not be recoverable. Maintenance and repairs are charged to non-interest expense in the consolidated statements of income. Improvements that extend the useful life of the asset are capitalized to the carrying value and depreciated. See Note 9 for detail of premises and equipment.
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
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions' related commercial MSRs are recorded in other assets on the consolidated balance sheets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Regions periodically evaluates its commercial MSRs for impairment. Regions has a one-third loss share guarantee associated with the majority of the DUS servicing portfolio. The other two-thirds loss share guarantee is retained by Fannie Mae. The estimated fair value of the loss share guarantee is recorded in other liabilities on the consolidated balance sheets.
Refer to Note 7 for further information on servicing of financial assets.
FORECLOSED PROPERTY AND OTHER REAL ESTATE
Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or estimated fair value less estimated costs to sell the property. At the date of transfer from the loan portfolio, if the recorded investment in the loan exceeds the property’s estimated fair value less estimated costs to sell, a write-down is recorded against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/

or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. At December 31, 2017 and 2016, the carrying values of foreclosed properties were immaterial.
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
If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur, the derivative will continue to be recorded as an other asset or other liability in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in other non-interest expense. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were unrecognized and aggregated in accumulated other comprehensive income (loss) pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.
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
INCOME TAXES
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences. Under this method, deferred tax assets and liabilities are determined by applying the federal and state tax rates to the differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in other assets or other liabilities in the consolidated balance sheets, as appropriate. Any effect of a change in federal and state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. Excluding the effects of Tax Reform, as discussed in Note 20 and the "Recent Accounting Pronouncements and Accounting Changes" section below, the impact of changes in tax rates related to unrealized gains and losses included in accumulated other comprehensive income is immaterial. The Company reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit, as applicable.
The Company evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Company’s judgments about relevant factors affecting their realization, including taxable income within any applicable carryback periods (post Tax Reform, NOL's generated by Regions cannot be carried back, but can be carried forward indefinitely), future projected taxable income, reversal of taxable temporary differences and other tax-planning strategies to maximize realization of the deferred tax assets. A valuation allowance is recorded for any deferred tax assets that are not more-likely-than-not to be realized.
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
Interest Income
The largest source of revenue for Regions is interest income. Interest income is recognized using the interest method driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts.
Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees and other service charges. Non-sufficient fund fees are earned when a depositor presents an item for payment in excess of available funds, and Regions, at its discretion, provides the necessary funds to complete the transaction.
Regions generates other service charges by providing depositors proper safeguard and remittance of funds as well as by providing optional services for depositors, such as check imaging or treasury management, that are performed upon the depositor’s request. Charges for the proper safeguard and remittance of funds are recognized monthly, as the customer retains funds in the account. Regions recognizes revenue for other optional services at the point in time the customer uses the selected service to execute a transaction (e.g. execute an ACH wire).
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card, debit card, and ATM related revenue. The majority of the fees are card interchange where Regions earns a fee for remitting cardholder funds (or extends credit) via a third party network to merchants. Regions satisfies performance obligations for each transaction at the point in time the card is used and the funds are remitted. The network establishes interchange fees that the merchant remits to Regions for each transaction, and Regions incurs costs from the network for facilitating the interchange with the merchant. Due to its inability to establish prices and direct activities of the related processing network’s service, Regions is deemed the agent in this arrangement and records interchange revenues net of related costs. Regions also pays consideration to certain commercial card holders based on interchange fees and contractual volume. These costs are recognized as a reduction to interchange income.
Card and ATM fees also include ATM fee income generated from allowing a Regions cardholder to withdraw funds from a non-Regions ATM and from allowing a non-Regions cardholder to withdraw funds from a Regions ATM. Regions satisfies performance obligations for each transaction at the point in time that the withdrawal is processed. Regions does not direct activities of the related processing network’s service and recognizes revenue on a net basis as the agent in each transaction.
Investment Management and Trust Fee Income
Investment management and trust fee income represents revenue generated from asset management services provided to individuals, businesses, and institutions. Regions has a fiduciary responsibility to the beneficiary of the trust to perform agreed upon services which can include investing the assets, periodic reporting to the beneficiaries, and providing tax information regarding the trust. In exchange for these trust and custodial services, Regions collects fee income from beneficiaries as contractually determined via fee schedules. Regions’ performance obligations to customers are primarily satisfied over time as the services are performed and provided to the customer.
Mortgage Income
Mortgage income and related fees are recognized when earned as Regions services mortgage loans for others. Mortgage income also includes gains or losses on Regions’ sales of mortgage loans to other financial institutions or government agencies which are recognized as each sales transaction occurs.
Capital Markets Fee Income and Other
Regions generates capital markets fee revenue through capital raising activities which include revenue streams such as securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. For those revenue streams, revenue is primarily recognized at a point in time which coincides with the satisfaction of a single performance obligation, typically the transaction closing.
Securities underwriting and placement fees involve the issuing and distribution of securities for an underwriting fee from customers. The underwriting fee is a single performance obligation which is satisfied at the time that the transaction is closed, and the amount of the fee is either a fixed or variable percentage based on the deal value which is determinable at the time of deal closing.
Regions generates revenue from affordable housing investments through the syndication of investment funds to third parties. Regions transfers the primary benefits of the investment to the customer and recognizes syndication revenue on the closing date of the transaction.
Insurance Commissions and Fees
Regions markets and sells insurance products and services which include property and casualty, life and health, mortgage insurance, and other specialty insurance and credit-related products to businesses and individuals. Regions acts as an insurance intermediary by matching the coverage needs of the customers with the offerings of insurance carriers. Regions’ performance obligation is generally satisfied at the time a customer enters into a bound insurance policy with the insurance carrier. Regions earns revenue in the form of commissions that are based on a percentage of the premium charged to the policyholder, or fixed fee income, in lieu of commissions, for services rendered. Regions is deemed the agent in this relationship and recognizes commissions on a net basis.
Bank-Owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of cash surrender value of insurance contracts held and the proceeds of insurance benefits. Regions recognizes revenue each period in the amount of the appreciation of the cash surrender value of the insurance policies. Revenue from the proceeds of insurance benefits is recognized at the time a claim is confirmed.
Commercial Credit Fee Income
Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. Regions recognizes revenue for letters of credit fees over time. Regions recognizes revenue for unused commercial commitment fees on the date that the commitment expires.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Through the use of third party carriers, Regions provides its customers with access to investment products that meet customers’ financial needs and investment objectives. Upon selection of an investment product, the customer enters into a policy with the carrier. Regions’ performance obligation is satisfied by fulfilling its responsibility to place customers in investment vehicles for which Regions earns commissions from the carrier based on agreed-upon fee percentages. In addition, Regions has a contractual relationship with a third party broker dealer to provide full service brokerage and investment advisory activities. As the principal in the arrangement, Regions recognizes the investment services commissions on a gross basis.
Insurance Proceeds
Insurance proceeds represent settlements from previously disclosed lawsuits. Revenue from insurance proceeds is recognized when the settlement proceeds are received.
Securities Gains (Losses), Net
Net securities gains or losses result from Regions’ asset/liability management process. Gains or losses on the sale of securities are recognized as each sales transaction occurs with the cost of securities sold based on the specific identification method.
Market Value Adjustments on Employee Benefit Assets
Regions holds assets for certain employee benefit purposes. Those assets are recorded at estimated fair value and the market value variations are recognized each period.
Other Miscellaneous Income
Other miscellaneous income represents a variety of revenue streams, including check order fees, wire transfer fees and other unusual gains, if any. For check order fees, Regions generates revenue by serving as the agent in connecting the customer to a third party check provider. For wire transfer fees, Regions generates revenue by providing wire transfer services to its depositors. In both instances Regions recognizes revenue at the time the service is provided.
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

•	Marketable equity securities are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements.
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
Derivative assets and liabilities, which primarily consist of interest rate, foreign exchange, and commodity contracts that include forwards, futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, which are Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at an appropriate index rate. Regions utilizes OIS curves as fair value measurement inputs for the valuation of interest rate and commodity derivatives. The projected future cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, which are Level 2 measurements. Interest rate lock commitments on loans intended for sale and risk participations categorized as credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

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
Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for commercial loans held for sale that are based on formally committed loan sale prices or valuations performed using observable inputs are classified as a Level 2 measurement. If no formally committed sales price is available, a professional valuation is obtained, consistent with the process described above for foreclosed property and other real estate.
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
Loans, (excluding capital leases), net of unearned income and allowance for loan losses: A discounted cash flow method under the income approach is utilized to estimate the fair value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of scheduled principal and interest payments, principal prepayments, and adjusted market interest rates. The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations.
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
		January 1, 2017	The adoption of this guidance did not have a material impact.
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
		January 1, 2017	The adoption of this guidance did not have a material impact.
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
		January 1, 2017	The adoption of this guidance did not have a material impact.
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
January 1, 2017
The adoption of this guidance did not have a material impact related to the reclassification of excess tax benefits previously recognized in additional paid-in capital to income tax expense (prospective basis), cash flow statement reclassification related to excess tax benefits (prospective basis) or cash flow statement reclassification related to taxes paid for employee withholdings on share-based awards (retrospective basis).
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
		January 1, 2017	The adoption of this guidance did not have a material impact.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The ASU amends Topic 220, Income Statement-Reporting Comprehensive Income, and is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the recently enacted Tax Reform. The guidance allows entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings.
January 1, 2019, with early adoption permitted for financial statements that have not yet been made available for issuance.
Regions has elected to adopt this ASU for financial reporting as of December 31, 2017. The effect of the reclassification was to increase retained earnings and decrease accumulated other comprehensive income by $133 million, with zero net effect on total stockholders’ equity.

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
January 1, 2018
Regions established a revenue recognition standard implementation team, led by the Corporate Controller’s group with assistance from the various lines of business and finance management to evaluate the potential impact of adopting this guidance. The implementation team determined that approximately $1.6 billion of 2016 non-interest income would be within the scope of the new revenue recognition standard, when adopted. Income streams that are out of scope of the new standard include interest income, mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. The implementation team completed its reviews of contracts related to in-scope non-interest income in 2017. Changes in revenue recognition for those in-scope contracts will not have a material impact to Regions upon adoption. The implementation team has developed additional quantitative and qualitative disclosures required by the new revenue recognition standard.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This ASU amends Topic 230, Statement of Cash Flows, and provides clarification with respect to classification within the statement of cash flows where current guidance is unclear or silent. The ASU should be adopted retrospectively.
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
ASU 2017-05, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets
This ASU amends Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and to add guidance for partial sales of nonfinancial assets. The new standard adds a definition for in-substance nonfinancial assets and clarifies that nonfinancial assets within a legal entity are within the scope of ASC 606. This ASU should be adopted in conjunction with ASU 2014-09 using a retrospective or modified retrospective approach.
		January 1, 2018	Regions believes the adoption of this guidance will not have a material impact.
ASU 2017-07, Compensation- Retirement Benefits
This ASU amends Topic 715, Retirement Benefits, and provides more prescriptive guidance around the presentation of net period pension and postretirement benefit cost in the income statement. The amendment requires that the service cost component be disaggregated from other components of net periodic benefit cost in the income statement.
January 1, 2018 Early adoption is permitted.
Regions estimates that a benefit or reduction in certain components of net periodic pension (benefit) cost of approximately $35 - $40 million will be reclassified out of salaries and employee benefits and into other non-interest expense during 2018. Prior periods will also include similar reclassifications.

ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs
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
Standards Not Yet Adopted (continued)
ASU 2016-02, Leases
This ASU creates ASU Topic 842, Leases, and supersedes Topic 840, Leases. The new guidance requires lessees to record a right-of-use asset and a corresponding liability equal to the present value of future rental payments on their balance sheets for all leases with a term greater than one year. There are not significant changes to lessor accounting; however, there are certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. This guidance expands both quantitative and qualitative required disclosures. This ASU should be adopted on a modified retrospective basis.
January 1, 2019
This ASU supersedes the lease accounting requirements in Topic 840, Leases. Regions has established a leasing standard implementation team comprised of the Corporate Controller’s group, Corporate Real Estate and other business and finance management to plan and execute the adoption of the new leasing standard. The implementation team has substantially completed the identification of Regions’ leases that will need to be measured and reported as a right-of-use asset and corresponding liability for future rental payments. The implementation team is currently working with a lease administration vendor to set up and test the accounting for the lease contracts on the lease administration system. Based on preliminary estimates that are subject to change, Regions has a range of approximately $400-$700 million of future lease obligations that would be measured and recognized when the new guidance is adopted. While this amount represents a large majority of the leases that are within the scope of the new leasing standard, the implementation team will continue reviewing service contracts up through the effective date and may identify additional leases embedded in those arrangements that will be within the scope of the new standard. Between now and January 1, 2019, Regions will likely have changes to the lease portfolio as the Company continues to evaluate and execute branch and occupancy optimization initiatives. In addition to final determination of the lease portfolio at the effective date, the initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. Up through the date of adoption, the evaluation of the impact of the standard will be adjusted based on new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates. While there will be some changes to income statement classification, the implementation team does not expect the adoption of the standard to have a material impact to pre-tax income. Regions does not anticipate early adoption of the new standard.

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

While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for AFS securities, rather than reduce the amortized cost of the securities by direct write-offs.

The ASU should be adopted on a modified retrospective basis. Entities that have loans accounted for under ASC 310-30 at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.
January 1, 2020
Regions’ cross-functional implementation team, which is co-led by Finance and Risk Management, has developed a project plan that results in the adoption of the standard in the first quarter of 2020. Key project implementation activities for 2017 focused on understanding the standard, keeping current with the broader industry’s perspective and insights, delivering educational and awareness sessions across the Company, identifying and researching key decision points, designing models, and producing and challenging initial model outputs. During 2018, the focus will be on execution and implementation, continued challenge of model outputs, processes and control, policies, disclosures, and data resolution.

Regions expects adoption of the standard will result in an overall increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio. Based on initial modeling, portfolios expected to generate the majority of the increase include longer-dated loans such as residential first mortgages and home equity lending products. Additionally, there could be decreases in the allowance in certain of our loan portfolios at adoption. The guidance will also result in the establishment of an allowance for credit loss on held to maturity debt securities. The amount of the change in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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
		January 1, 2019	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material. Regions is considering early adoption.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted (continued)
ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities
This ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other minor amendments applicable to Regions, the main provisions require investments in equity securities to be measured at fair value with changes in fair value recognized through net income unless they qualify for a practicability exception (excludes investments accounted for under the equity method of accounting or those that result in consolidation of the investee). Except for disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.
		January 1, 2018	Regions believes the adoption of this guidance will not have a material impact.
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
		January 1, 2018	Regions believes the adoption of this guidance will not have a material impact.

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
Regions reports its commitments to make future investments in other liabilities on the consolidated balance sheets. The Company receives tax credits and other tax benefits, which are reported as a reduction of income tax expense (or increase to income tax benefit) related to these transactions. Additionally, Regions has short-term construction loans or letters of credit commitments with certain limited partnerships. The funded portion of the short-term loans and letters of credit is classified as commercial and industrial loans or investor real estate construction loans, as applicable, in Note 5. Regions also has long-term mortgage loans with certain limited partnerships. These long-term loans are classified as investor real estate mortgage loans in Note 5.
The Company recognized $160 million, including $23 million due to Tax Reform, and $117 million in amortization expense, as well as $144 million and $130 million of tax credits related to investments in qualified affordable housing projects utilizing the proportional amortization method during 2017 and 2016, respectively. The Company also recognized $45 million and $37 million of other tax benefits related to these investments during 2017 and 2016, respectively.
A summary of Regions’ proportional amortization method investments, equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2017	2016
	(In millions)
Proportional amortization method investments included in other assets	$1,144	$1,013
Equity method investments included in other assets	20	21
Unfunded commitments included in other liabilities	348	301
Short-term construction loans and letters of credit commitments	317	249
Funded portion of short-term loans and letters of credit	129	103
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. Regions generates revenue from the syndication of these funds and also asset management revenue by managing the funds. The affordable housing funds meet the definition of a VIE. The primary benefits are the rights to receive tax credits and other tax benefits, which are transferred to the third party investors. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2017, the value of Regions’ general partnership interest in affordable housing investments was immaterial. Affordable housing investments that the Company intends to syndicate but have not yet syndicated as of December 31, 2017 are not VIEs and are accounted for within other assets at the lower of cost or fair value totaling approximately $2 million.

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
The following table represents the condensed results of operations for discontinued operations:

	Year Ended December 31
	2017	2016	2015
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses/(recoveries)	$(10)	$(9)	$21
Other	2	1	1
Total non-interest expense	(8)	(8)	22
Income (loss) from discontinued operations before income taxes	8	8	(22)
Income tax expense (benefit)	2	3	(9)
Income (loss) from discontinued operations, net of tax	$6	$5	$(13)
Earnings (loss) per common share from discontinued operations:
Basic	$0.01	$0.00	$(0.01)
Diluted	$0.00	$0.00	$(0.01)
NOTE 4. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	December 31, 2017
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,051	$—	$(40)	$1,011	$12	$(4)	$1,019
Commercial agency	651	—	(4)	647	5	(4)	648
	$1,702	$—	$(44)	$1,658	$17	$(8)	$1,667

Securities available for sale:
U.S. Treasury securities	$333	$—	$(2)	$331			$331
Federal agency securities	28	—	—	28			28
Mortgage-backed securities:
Residential agency	17,622	53	(244)	17,431			17,431
Residential non-agency	3	—	—	3			3
Commercial agency	3,739	5	(30)	3,714			3,714
Commercial non-agency	787	4	(3)	788			788
Corporate and other debt securities	1,093	20	(5)	1,108			1,108
Equity securities	225	—	—	225			225
	$23,830	$82	$(284)	$23,628			$23,628

	December 31, 2016
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,249	$—	$(49)	$1,200	$12	$(3)	$1,209
Commercial agency	167	—	(5)	162	—	(2)	160
	$1,416	$—	$(54)	$1,362	$12	$(5)	$1,369

Securities available for sale:
U.S. Treasury securities	$303	$1	$(1)	$303			$303
Federal agency securities	35	—	—	35			35
Obligations of states and political subdivisions	1	—	—	1			1
Mortgage-backed securities:
Residential agency	17,531	95	(255)	17,371			17,371
Residential non-agency	4	—	—	4			4
Commercial agency	3,486	9	(32)	3,463			3,463
Commercial non-agency	1,124	8	(3)	1,129			1,129
Corporate and other debt securities	1,272	19	(17)	1,274			1,274
Equity securities	194	7	—	201			201
	$23,950	$139	$(308)	$23,781			$23,781
_________

(1)	The gross unrealized losses recognized in OCI on held to maturity securities resulted from a transfer of available for sale securities to held to maturity in the second quarter of 2013.
Securities with carrying values of $8.1 billion and $11.6 billion at December 31, 2017 and 2016, respectively, were pledged to secure public funds trading positions, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $50 million of encumbered U.S. Treasury securities at both December 31, 2017 and 2016.
The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,051	$1,019
Commercial agency	651	648
	$1,702	$1,667
Securities available for sale:
Due in one year or less	$33	$33
Due after one year through five years	876	878
Due after five years through ten years	462	471
Due after ten years	83	85
Mortgage-backed securities:
Residential agency	17,622	17,431
Residential non-agency	3	3
Commercial agency	3,739	3,714
Commercial non-agency	787	788
Equity securities	225	225
	$23,830	$23,628

The following tables present gross unrealized losses and the related estimated fair value of securities held to maturity and securities available for sale at December 31, 2017 and 2016. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$1,019	$(32)	$1,019	$(32)
Commercial agency	—	—	150	(7)	150	(7)
	$—	$—	$1,169	$(39)	$1,169	$(39)

Securities available for sale:
U.S. Treasury securities	$221	$(1)	$84	$(1)	$305	$(2)
Mortgage-backed securities:
Residential agency	5,157	(40)	8,195	(204)	13,352	(244)
Commercial agency	1,666	(10)	904	(20)	2,570	(30)
Commercial non-agency	393	(2)	61	(1)	454	(3)
All other securities	330	(2)	105	(3)	435	(5)
	$7,767	$(55)	$9,349	$(229)	$17,116	$(284)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Mortgage-backed securities:
Residential agency	$850	$(26)	$359	$(14)	$1,209	$(40)
Commercial agency	—	—	160	(7)	160	(7)
	$850	$(26)	$519	$(21)	$1,369	$(47)

Securities available for sale:
U.S. Treasury securities	$112	$(1)	$18	$—	$130	$(1)
Mortgage-backed securities:
Residential agency	12,071	(245)	570	(10)	12,641	(255)
Commercial agency	2,199	(31)	45	(1)	2,244	(32)
Commercial non-agency	402	(2)	176	(1)	578	(3)
All other securities	382	(6)	218	(11)	600	(17)
	$15,166	$(285)	$1,027	$(23)	$16,193	$(308)
The number of individual securities in an unrealized loss position in the tables above increased from 1,613 at December 31, 2016 to 1,762 at December 31, 2017. The increase in the number of securities and the total amount of unrealized losses was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.

As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist during 2017. For the year ended 2017, such impairments were immaterial.
Gross realized gains and gross realized losses on sales of securities available for sale, as well as OTTI losses, for years ended December 31 are shown in the table below. The cost of securities sold is based on the specific identification method.

	2017	2016	2015
	(In millions)
Gross realized gains	$25	$36	$44
Gross realized losses	(5)	(28)	(8)
OTTI	(1)	(2)	(7)
Securities available for sale gains, net (1)	$19	$6	$29
_________
(1) The securities gains (losses), net balances above exclude net trading securities gains of $3 million recognized during 2017.
NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2017	2016
	(In millions)
Commercial and industrial	$36,115	$35,012
Commercial real estate mortgage—owner-occupied	6,193	6,867
Commercial real estate construction—owner-occupied	332	334
Total commercial	42,640	42,213
Commercial investor real estate mortgage	4,062	4,087
Commercial investor real estate construction	1,772	2,387
Total investor real estate	5,834	6,474
Residential first mortgage	14,061	13,440
Home equity	10,164	10,687
Indirect—vehicles	3,326	4,040
Indirect—other consumer	1,467	920
Consumer credit card	1,290	1,196
Other consumer	1,165	1,125
Total consumer	31,473	31,408
Total loans, net of unearned income (1)	$79,947	$80,095
_________

(1)	Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $43 million and $141 million at December 31, 2017 and 2016, respectively.
During 2017, Regions purchased approximately $238 million in indirect-other consumer loans from third parties. During 2016, Regions purchased approximately $985 million in indirect-vehicles and indirect-other consumer loans from third parties.
The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2017	2016
	(In millions)
Rentals receivable	$248	$303
Estimated residuals on leveraged leases	196	203
Unearned income on leveraged leases	160	184

	2017	2016	2015
	(In millions)
Pre-tax income from leveraged leases	$22	$28	$34
Income tax expense on income from leveraged leases	24	31	33
The income above does not include leveraged lease termination gains of $1 million, $8 million and $8 million with related income tax expense of $1 million, $11 million and less than $1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Pre-tax income from leveraged leases was reduced by $6 million during 2017 as a result of Tax Reform.
At December 31, 2017, $22.0 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At December 31, 2017, an additional $21.9 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. The methodology is described in Note 1.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015. The total allowance for loan losses and the related loan portfolio ending balances are then disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	(28)	(42)	220	150
Loan losses:
Charge-offs	(176)	(2)	(256)	(434)
Recoveries	42	23	62	127
Net loan losses	(134)	21	(194)	(307)
Allowance for loan losses, December 31, 2017	591	64	279	934
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	(15)	(1)	—	(16)
Reserve for unfunded credit commitments, December 31, 2017	49	4	—	53
Allowance for credit losses, December 31, 2017	$640	$68	$279	$987
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$171	$8	$47	$226
Collectively evaluated for impairment	420	56	232	708
Total allowance for loan losses	$591	$64	$279	$934
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$756	$96	$706	$1,558
Collectively evaluated for impairment	41,884	5,738	30,767	78,389
Total loans evaluated for impairment	$42,640	$5,834	$31,473	$79,947

	2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	95	(23)	190	262
Loan losses:
Charge-offs	(143)	(2)	(253)	(398)
Recoveries	43	13	65	121
Net loan losses	(100)	11	(188)	(277)
Allowance for loan losses, December 31, 2016	753	85	253	1,091
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	17	—	—	17
Reserve for unfunded credit commitments, December 31, 2016	64	5	—	69
Allowance for credit losses, December 31, 2016	$817	$90	$253	$1,160
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$231	$13	$60	$304
Collectively evaluated for impairment	522	72	193	787
Total allowance for loan losses	$753	$85	$253	$1,091
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,069	$107	$770	$1,946
Collectively evaluated for impairment	41,144	6,367	30,638	78,149
Total loans evaluated for impairment	$42,213	$6,474	$31,408	$80,095

	2015
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2015	$654	$150	$299	$1,103
Provision (credit) for loan losses	191	(65)	115	241
Loan losses:
Charge-offs	(154)	(15)	(234)	(403)
Recoveries	67	27	71	165
Net loan losses	(87)	12	(163)	(238)
Allowance for loan losses, December 31, 2015	758	97	251	1,106
Reserve for unfunded credit commitments, January 1, 2015	57	8	—	65
Provision (credit) for unfunded credit losses	(10)	(3)	—	(13)
Reserve for unfunded credit commitments, December 31, 2015	47	5	—	52
Allowance for credit losses, December 31, 2015	$805	$102	$251	$1,158
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$189	$26	$68	$283
Collectively evaluated for impairment	569	71	183	823
Total allowance for loan losses	$758	$97	$251	$1,106
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$743	$191	$835	$1,769
Collectively evaluated for impairment	43,039	6,756	29,598	79,393
Total loans evaluated for impairment	$43,782	$6,947	$30,433	$81,162

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
Investor Real Estate—Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, these loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Loans in this portfolio segment are particularly sensitive to the valuation of real estate.
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

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2017 and 2016.

	2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$34,420	$686	$605	$404	$36,115
Commercial real estate mortgage—owner-occupied	5,674	236	165	118	6,193
Commercial real estate construction—owner-occupied	313	3	10	6	332
Total commercial	$40,407	$925	$780	$528	$42,640
Commercial investor real estate mortgage	$3,905	$63	$89	$5	$4,062
Commercial investor real estate construction	1,706	19	46	1	1,772
Total investor real estate	$5,611	$82	$135	$6	$5,834

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,014	$47	$14,061
Home equity			10,095	69	10,164
Indirect—vehicles			3,326	—	3,326
Indirect—other consumer			1,467	—	1,467
Consumer credit card			1,290	—	1,290
Other consumer			1,165	—	1,165
Total consumer			$31,357	$116	$31,473
					$79,947

	2016
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$32,619	$658	$1,112	$623	$35,012
Commercial real estate mortgage—owner-occupied	6,190	221	246	210	6,867
Commercial real estate construction—owner-occupied	308	8	15	3	334
Total commercial	$39,117	$887	$1,373	$836	$42,213
Commercial investor real estate mortgage	$3,766	$190	$114	$17	$4,087
Commercial investor real estate construction	2,192	129	66	—	2,387
Total investor real estate	$5,958	$319	$180	$17	$6,474

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,390	$50	$13,440
Home equity			10,595	92	10,687
Indirect—vehicles			4,040	—	4,040
Indirect—other consumer			920	—	920
Consumer credit card			1,196	—	1,196
Other consumer			1,125	—	1,125
Total consumer			$31,266	$142	$31,408
					$80,095

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of December 31, 2017 and 2016:

	2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28	$7	$4	$39	$35,711	$404	$36,115
Commercial real estate mortgage—owner-occupied	18	8	1	27	6,075	118	6,193
Commercial real estate construction—owner-occupied	—	—	—	—	326	6	332
Total commercial	46	15	5	66	42,112	528	42,640
Commercial investor real estate mortgage	1	1	1	3	4,057	5	4,062
Commercial investor real estate construction	—	—	—	—	1,771	1	1,772
Total investor real estate	1	1	1	3	5,828	6	5,834
Residential first mortgage	95	85	216	396	14,014	47	14,061
Home equity	53	27	37	117	10,095	69	10,164
Indirect—vehicles	48	13	9	70	3,326	—	3,326
Indirect—other consumer	9	5	—	14	1,467	—	1,467
Consumer credit card	11	7	19	37	1,290	—	1,290
Other consumer	13	4	4	21	1,165	—	1,165
Total consumer	229	141	285	655	31,357	116	31,473
	$276	$157	$291	$724	$79,297	$650	$79,947

	2016
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$59	$11	$6	$76	$34,389	$623	$35,012
Commercial real estate mortgage—owner-occupied	29	7	2	38	6,657	210	6,867
Commercial real estate construction—owner-occupied	1	—	—	1	331	3	334
Total commercial	89	18	8	115	41,377	836	42,213
Commercial investor real estate mortgage	6	8	—	14	4,070	17	4,087
Commercial investor real estate construction	—	—	—	—	2,387	—	2,387
Total investor real estate	6	8	—	14	6,457	17	6,474
Residential first mortgage	99	63	212	374	13,390	50	13,440
Home equity	60	22	33	115	10,595	92	10,687
Indirect—vehicles	56	14	10	80	4,040	—	4,040
Indirect—other consumer	5	3	—	8	920	—	920
Consumer credit card	9	7	15	31	1,196	—	1,196
Other consumer	13	5	5	23	1,125	—	1,125
Total consumer	242	114	275	631	31,266	142	31,408
	$337	$140	$283	$760	$79,100	$995	$80,095

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of December 31, 2017 and 2016. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$480	$80	$400	$29	$371	$103	38.1%
Commercial real estate mortgage—owner-occupied	133	15	118	20	98	38	39.8
Commercial real estate construction—owner-occupied	7	1	6	—	6	3	57.1
Total commercial	620	96	524	49	475	144	38.7
Commercial investor real estate mortgage	6	1	5	—	5	2	50.0
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	7	1	6	—	6	2	42.9
Residential first mortgage	42	11	31	—	31	3	33.3
Home equity	10	1	9	—	9	—	10.0
Total consumer	52	12	40	—	40	3	28.8
	$679	$109	$570	$49	$521	$149	38.0%

	Accruing Impaired Loans 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Accrual Status	Impaired Loans on Accrual Status with No Related Allowance	Impaired Loans on Accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$154	$8	$146	$1	$145	$19	17.5%
Commercial real estate mortgage—owner-occupied	90	5	85	—	85	8	14.4
Commercial real estate construction—owner-occupied	1	—	1	—	1	—	—
Total commercial	245	13	232	1	231	27	16.3
Commercial investor real estate mortgage	63	2	61	—	61	3	7.9
Commercial investor real estate construction	29	—	29	—	29	3	10.3
Total investor real estate	92	2	90	—	90	6	8.7
Residential first mortgage	419	13	406	—	406	39	12.4
Home equity	251	1	250	—	250	5	2.4
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	680	14	666	—	666	44	8.5
	$1,017	$29	$988	$1	$987	$77	10.4%

	Total Impaired Loans 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$634	$88	$546	$30	$516	$122	33.1%
Commercial real estate mortgage—owner-occupied	223	20	203	20	183	46	29.6
Commercial real estate construction—owner-occupied	8	1	7	—	7	3	50.0
Total commercial	865	109	756	50	706	171	32.4
Commercial investor real estate mortgage	69	3	66	—	66	5	11.6
Commercial investor real estate construction	30	—	30	—	30	3	10.0
Total investor real estate	99	3	96	—	96	8	11.1
Residential first mortgage	461	24	437	—	437	42	14.3
Home equity	261	2	259	—	259	5	2.7
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	732	26	706	—	706	47	10.0
	$1,696	$138	$1,558	$50	$1,508	$226	21.5%

	Non-accrual Impaired Loans 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$685	$72	$613	$126	$487	$138	30.7%
Commercial real estate mortgage—owner-occupied	231	21	210	39	171	53	32.0
Commercial real estate construction—owner-occupied	4	1	3	—	3	2	75.0
Total commercial	920	94	826	165	661	193	31.2
Commercial investor real estate mortgage	18	1	17	5	12	5	33.3
Total investor real estate	18	1	17	5	12	5	33.3
Residential first mortgage	41	12	29	—	29	4	39.0
Home equity	12	1	11	—	11	—	8.3
Total consumer	53	13	40	—	40	4	32.1
	$991	$108	$883	$170	$713	$202	31.3%

	Accruing Impaired Loans 2016
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$187	$1	$186	$33	18.2%
Commercial real estate mortgage—owner-occupied	60	4	56	5	15.0
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	248	5	243	38	17.3
Commercial investor real estate mortgage	82	8	74	7	18.3
Commercial investor real estate construction	16	—	16	1	6.3
Total investor real estate	98	8	90	8	16.3
Residential first mortgage	435	10	425	51	14.0
Home equity	292	—	292	5	1.7
Indirect—vehicles	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	10	—	10	—	—
Total consumer	740	10	730	56	8.9
	$1,086	$23	$1,063	$102	11.5%

	Total Impaired Loans 2016
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$872	$73	$799	$126	$673	$171	28.0%
Commercial real estate mortgage—owner-occupied	291	25	266	39	227	58	28.5
Commercial real estate construction—owner-occupied	5	1	4	—	4	2	60.0
Total commercial	1,168	99	1,069	165	904	231	28.3
Commercial investor real estate mortgage	100	9	91	5	86	12	21.0
Commercial investor real estate construction	16	—	16	—	16	1	6.3
Total investor real estate	116	9	107	5	102	13	19.0
Residential first mortgage	476	22	454	—	454	55	16.2
Home equity	304	1	303	—	303	5	2.0
Indirect—vehicles	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	10	—	10	—	10	—	—
Total consumer	793	23	770	—	770	60	10.5
	$2,077	$131	$1,946	$170	$1,776	$304	20.9%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2017, 2016 and 2015. Interest income recognized represents interest on accruing loans modified in a TDR.

	2017		2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$747	$12	$714	$6	$386	$4
Commercial real estate mortgage—owner-occupied	226	5	304	5	345	9
Commercial real estate construction—owner-occupied	5	—	3	—	3	—
Total commercial	978	17	1,021	11	734	13
Commercial investor real estate mortgage	81	4	120	8	242	11
Commercial investor real estate construction	39	2	30	1	24	1
Total investor real estate	120	6	150	9	266	12
Residential first mortgage	450	15	469	15	477	15
Home equity	280	14	322	16	354	18
Indirect—vehicles	—	—	1	—	1	—
Consumer credit card	2	—	2	—	2	—
Other consumer	9	1	11	1	14	1
Total consumer	741	30	805	32	848	34
Total impaired loans	$1,839	$53	$1,976	$52	$1,848	$59

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
Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship regardless of the borrower’s payment status. Consumer TDRs primarily involve an interest rate concession, however under the CAP, Regions may also offer a short-term deferral, a term extension, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. All CAP modifications are considered TDRs regardless of the term because they are concessionary in nature and because the customer documents a financial hardship in order to participate.
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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs for the years ended December 31, 2017 and 2016 totaled approximately $501 million and $542 million, respectively.

	2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	134	$493	$10
Commercial real estate mortgage—owner-occupied	118	110	3
Commercial real estate construction—owner-occupied	3	2	—
Total commercial	255	605	13
Commercial investor real estate mortgage	42	104	3
Commercial investor real estate construction	5	70	2
Total investor real estate	47	174	5
Residential first mortgage	209	39	5
Home equity	116	9	—
Consumer credit card	68	1	—
Indirect—vehicles and other consumer	155	2	—
Total consumer	548	51	5
	850	$830	$23

	2016
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	184	$509	$12
Commercial real estate mortgage—owner-occupied	117	98	2
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	302	608	14
Commercial investor real estate mortgage	80	96	2
Commercial investor real estate construction	9	43	1
Total investor real estate	89	139	3
Residential first mortgage	231	46	6
Home equity	300	15	—
Consumer credit card	88	1	—
Indirect—vehicles and other consumer	190	2	—
Total consumer	809	64	6
	1,200	$811	$23
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the years ended December 31, 2017 and 2016, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in Note 1.

	2017	2016
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$10	$28
Commercial real estate mortgage—owner-occupied	1	3
Total commercial	11	31
Commercial investor real estate mortgage	—	3
Commercial investor real estate construction	—	1
Total investor real estate	—	4
Residential first mortgage	9	21
Home equity	1	2
Total consumer	10	23
	$21	$58
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2017, approximately $4 million of commercial and investor real estate loans modified in a TDR during the year ended December 31, 2017 were on non-accrual status.
At December 31, 2017, Regions had restructured binding unfunded commitments totaling $20 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2017	2016	2015
	(In millions)
Carrying value, beginning of year	$324	$252	$257
Additions	64	108	36
Increase (decrease) in fair value(1):
Due to change in valuation inputs or assumptions	(8)	4	(2)
Economic amortization associated with borrower repayments	(44)	(40)	(39)
Carrying value, end of year	$336	$324	$252
_________

(1)	"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
On April 30, 2015, the Company purchased the rights to service approximately $380 million in residential mortgage loans for approximately $4 million.
On February 29, 2016, the Company purchased the rights to service approximately $2.6 billion in residential mortgage loans for approximately $24 million.
On September 1, 2016, the Company purchased the rights to service approximately $2.8 billion in residential mortgage loans for approximately $22 million.
On November 30, 2016, the Company purchased the rights to service approximately $2.2 billion in residential mortgage loans for approximately $23 million. However, the Company paid $18 million as of December 31, 2016, and the balance of $5 million was paid in 2017.
On April 28, 2017, the Company purchased the rights to service approximately $2.7 billion in residential mortgage loans for approximately $30 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2017	2016
	(Dollars in millions)
Unpaid principal balance	$32,076	$31,335
Weighted-average CPR (%)	9.9%	7.6%
Estimated impact on fair value of a 10% increase	$(22)	$(19)
Estimated impact on fair value of a 20% increase	$(39)	$(34)
Option-adjusted spread (basis points)	861	1,054
Estimated impact on fair value of a 10% increase	$(11)	$(13)
Estimated impact on fair value of a 20% increase	$(22)	$(27)
Weighted-average coupon interest rate	4.1%	4.2%
Weighted-average remaining maturity (months)	281	281
Weighted-average servicing fee (basis points)	27.4	27.5
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

	2017	2016	2015
	(In millions)
Servicing related fees and other ancillary income	$96	$86	$82
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
On July 18, 2014, Regions was approved as a DUS lender and acquired a DUS servicing portfolio totaling approximately $1.0 billion. The DUS program provides liquidity to the multi-family housing market. As part of the transaction, Regions recorded $12 million in commercial MSRs and $15 million in intangible assets associated with the DUS license purchased. Regions also assumed a loss share guarantee associated with the purchased portfolio and any future originations. Regions estimated the fair value of the loss share guarantee to be approximately $4 million. See Note 1 for additional information. Also see Note 24 for additional information related to the guarantee.
As of December 31, 2017 and 2016 the DUS servicing portfolio was approximately $2.9 billion and $1.8 billion, respectively. The related commercial MSRs were approximately $48 million and $30 million at December 31, 2017 and 2016, respectively. The estimated fair value of the loss share guarantee was approximately $4 million at both December 31, 2017 and 2016.
NOTE 8. OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, and operating lease assets.

The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2017	2016
	(In millions)
Federal Reserve Bank	$492	$494
Federal Home Loan Bank	192	196
The Company's investments in operating leases represent assets such as equipment, vehicles and aircraft. The following table presents investments in operating leases at December 31:

	2017	2016
	(In millions)
Lease assets	$685	$818
Accumulated depreciation	(196)	(130)
Investments in operating leases, net	$489	$688
The following table presents the minimum future rental payments due from customers for operating leases as of December 31:

Future rental payments
(In millions)
2018	$74
2019	59
2020	44
2021	30
2022	17
Thereafter	20
$244
NOTE 9. PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 is as follows:

	2017	2016
	(In millions)
Land	$484	$490
Premises and improvements	1,751	1,730
Furniture and equipment	982	1,025
Software	624	597
Leasehold improvements	388	387
Construction in progress	249	214
	4,478	4,443
Accumulated depreciation and amortization	(2,414)	(2,347)
	$2,064	$2,096
NOTE 10. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment at December 31 is presented as follows:

	2017	2016
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	452	452
	$4,904	$4,904

During the fourth quarter of 2017, Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2017, and through the date of the filing of this Annual Report. The results of the annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the goodwill of each reporting unit is considered not impaired as of the testing date.
Listed in the tables below are assumptions used in estimating the fair value of each reporting unit for the applicable annual period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit. These valuation approaches are described further in Note 1.

As of Fourth Quarter 2017	Corporate Bank	Consumer Bank	Wealth Management
Discount rate used in income approach	11.25%	11.00%	11.25%
Public company method market multiplier(1)	1.8x	2.0x	18.8x
Transaction method market multiplier(2)	1.9x	2.6x	24.2x

As of Fourth Quarter 2016	Corporate Bank	Consumer Bank	Wealth Management
Discount rate used in income approach	10.00%	10.25%	11.50%
Public company method market multiplier(1)	1.5x	1.9x	14.6x
Transaction method market multiplier(2)	1.9x	1.9x	23.5x

_______

(1)
For the Corporate Bank and Consumer Bank reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings. In addition to the multipliers, a 10 percent control premium was assumed for the Corporate Bank reporting unit, and a 25 percent control premium was assumed for the Consumer Bank and the Wealth Management reporting units based on current market factors. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.

(2)	For the Corporate Bank and Consumer Bank reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings.
OTHER INTANGIBLES
Other intangibles consist primarily of core deposit intangibles, purchased credit card relationship assets, customer relationship and employment agreement assets and the DUS license.
The following table shows the other intangibles and related accumulated amortization as of December 31:

	2017	2016	2017	2016	2017	2016
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$950	$932	$61	$79
Purchased credit card relationship assets	175	175	116	102	59	73
Customer relationship and employment agreement assets	75	75	43	33	32	42
Other—amortizing (1)	19	19	12	10	7	9
FNMA DUS license (2)					15	15
Other—non-amortizing (3)					3	3
	$1,280	$1,280	$1,121	$1,077	$177	$221
_________
(1) Includes intangible assets related to acquired trust services, trade names and intellectual property.
(2) The DUS license is a non-amortizing intangible asset.
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
Regions purchased a DUS license in 2014. The intangible asset associated with the DUS license is a non-amortizing intangible asset. Refer to Note 7 for additional information related to this license.

The aggregate amount of amortization expense for core deposit intangibles, purchased credit card relationship assets, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2018	$39
2019	32
2020	26
2021	21
2022	17
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any other identifiable intangible assets occurred during 2017, 2016 or 2015.
NOTE 11. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2017	2016
	(In millions)
Savings	$8,413	$7,840
Interest-bearing transaction	20,161	20,259
Money market—domestic	25,306	27,293
Money market—foreign	23	186
Time deposits	6,859	7,183
Interest-bearing customer deposits	60,762	62,761
Corporate treasury time deposits	—	228
	$60,762	$62,989

The aggregate amount of time deposits of $250,000 or more, including certificates of deposit of $250,000 or more, was $1.3 billion and $1.2 billion at December 31, 2017 and 2016, respectively.
At December 31, 2017, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2017
(In millions)
2018	$3,207
2019	940
2020	1,237
2021	893
2022	345
Thereafter	237
$6,859
NOTE 12. SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31:

	2017	2016
	(In millions)
Company funding sources:
FHLB advances	$500	$—
	$500	$—

NOTE 13. LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2017	2016
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$101	$100
3.20% senior notes due February 2021	1,101	1,102
2.75% senior notes due August 2022	995	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	158	159
7.375% subordinated notes due December 2037	297	297
Valuation adjustments on hedged long-term debt	(50)	(30)
	2,702	1,728
Regions Bank:
FHLB advances	3,653	4,254
2.25% senior notes due September 2018	749	748
7.50% subordinated notes due May 2018	500	499
6.45% subordinated notes due June 2037	495	495
3.80% affiliate subordinated notes due February 2025	—	150
Other long-term debt	35	40
Valuation adjustments on hedged long-term debt	(2)	(1)
	5,430	6,185
Elimination of 3.80% affiliate subordinated notes due February 2025	—	(150)
Total consolidated	$8,132	$7,763
As of December 31, 2017, Regions had five issuances of subordinated notes totaling $1.6 billion, with stated interest rates ranging from 6.45% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event. The 3.80% affiliate subordinated notes were repaid during 2017.
On August 14, 2017, Regions issued $1.0 billion of 2.75% senior notes, which are due August 14, 2022.
FHLB advances at December 31, 2017, 2016 and 2015 had a weighted-average interest rate of 1.4 percent, 0.8 percent, and 0.7 percent, respectively, with remaining maturities ranging from less than one year to thirteen years and a weighted-average of 0.8 years. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2017 and 2016. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 8 for the amount of FHLB stock held at December 31, 2017 and 2016. Regions’ total borrowing capacity with the FHLB (including outstanding advances) as of December 31, 2017, based on assets available for collateral at that date, was approximately $17.2 billion.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.0 percent, 2.4 percent, and 3.1 percent for the years ended December 31, 2017, 2016 and 2015, respectively. Further discussion of derivative instruments is included in Note 21.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2018	$101	$4,899
2019	—	4
2020	—	30
2021	1,066	1
2022	980	—
Thereafter	555	496
	$2,702	$5,430
In February 2016, Regions filed a shelf registration statement with the SEC. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2019.
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
On January 23, 2018, Regions issued $550 million of 2.75% senior bank notes and $350 million of senior floating rate bank notes at three-month LIBOR plus 38 basis points, both of which are due April 1, 2021.  The Company simultaneously entered into an interest rate swap effectively converting the 2.75% senior bank notes to floating rate notes at one-month LIBOR.
NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
Regions and Regions Bank are required to comply with regulatory capital requirements established by federal and state banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2017 and 2016, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2017 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).

The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2017 (1)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules (2)	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$11,152	11.05%	4.50%	N/A
Regions Bank	12,560	12.49	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$11,964	11.86%	6.00%	6.00%
Regions Bank	12,560	12.49	6.00	8.00
Total capital:
Regions Financial Corporation	$13,903	13.78%	8.00%	10.00%
Regions Bank	14,042	13.97	8.00	10.00
Leverage capital:
Regions Financial Corporation	$11,964	10.01%	4.00%	N/A
Regions Bank	12,560	10.54	4.00	5.00%

	December 31, 2016		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules (2)	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$11,481	11.21%	4.50%	N/A
Regions Bank	12,404	12.14	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,277	11.98%	6.00%	6.00%
Regions Bank	12,404	12.14	6.00	8.00
Total capital:
Regions Financial Corporation	$14,501	14.15%	8.00%	10.00%
Regions Bank	14,311	14.00	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,277	10.20%	4.00%	N/A
Regions Bank	12,404	10.34	4.00	5.00%
 _________
(1) The 2017 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) The 2017 and 2016 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.
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

In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their FHA approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2017, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 15. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

						2017	2016
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $32 million in cash dividends on both Series A and Series B Preferred Stock, during both 2017 and 2016.
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
The Board declared $0.315 per share in cash dividends for 2017, $0.255 for 2016, and $0.23 for 2015. Prior to the first quarter of 2016, the Company was in a retained deficit position and common stock dividends were recorded as a reduction of additional paid-in capital. During the first quarter of 2016, the Company achieved positive retained earnings and common stock dividends were recorded as a reduction of retained earnings since then.
As of December 31, 2017, Regions had repurchased approximately 65.7 million shares of common stock at a total cost of approximately $1.0 billion under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2018, and as of February 21, 2018, Regions had additional repurchases of approximately 12.5 million shares of common stock at a total cost of approximately $235.0 million. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31:

	2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(33)	$(106)	$11	$(422)	$(550)
Net change	6	(12)	(51)	(9)	(66)
Reclassification of the Tax Reform related revaluation of deferred tax items within AOCI	(6)	(35)	(11)	(81)	(133)
End of year	$(33)	$(153)	$(51)	$(512)	$(749)

	2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(47)	$(10)	$75	$(398)	$(380)
Net change	14	(96)	(64)	(24)	(170)
End of year	$(33)	$(106)	$11	$(422)	$(550)

	2015
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(55)	$175	$33	$(391)	$(238)
Net change	8	(185)	42	(7)	(142)
End of year	$(47)	$(10)	$75	$(398)	$(380)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31:

	2017	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(10)	$(22)	$(14)	Net interest income and other financing income
	4	8	6	Tax (expense) or benefit
	$(6)	$(14)	$(8)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$19	$6	$29	Securities gains, net
	(7)	(2)	(10)	Tax (expense) or benefit
	$12	$4	$19	Net of tax

Gains (losses) on cash flow hedges:
Interest rate contracts	$86	$143	$153	Net interest income and other financing income
	(33)	(54)	(58)	Tax (expense) or benefit
	$53	$89	$95	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Prior service cost	$—	$—	$(1)	(2)
Actuarial gains (losses) and settlements	(48)	(34)	(47)	(2)
	(48)	(34)	(48)	Total before tax
	17	12	17	Tax (expense) or benefit
	$(31)	$(22)	$(31)	Net of tax

Total reclassifications for the period	$28	$57	$75	Net of tax
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

NOTE 16. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2017	2016	2015
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,257	$1,158	$1,075
Preferred stock dividends	(64)	(64)	(64)
Income from continuing operations available to common shareholders	1,193	1,094	1,011
Income (loss) from discontinued operations, net of tax	6	5	(13)
Net income available to common shareholders	$1,199	$1,099	$998
Denominator:
Weighted-average common shares outstanding—basic	1,186	1,255	1,325
Potential common shares	12	6	9
Weighted-average common shares outstanding—diluted	1,198	1,261	1,334
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$1.01	$0.87	$0.76
Diluted	1.00	0.87	0.76
Earnings (loss) per common share from discontinued operations(1):
Basic	$0.01	$0.00	$(0.01)
Diluted	0.00	0.00	(0.01)
Earnings per common share(1):
Basic	$1.01	$0.87	$0.75
Diluted	1.00	0.87	0.75
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings per common share from discontinued operations, basic and diluted weighted-average common shares are the same for 2015 due to the Company experiencing net losses from discontinued operations.
The effect from the assumed exercise of 14 million, 27 million and 29 million in stock options, restricted stock units and awards and performance stock units for the years ended December 31, 2017, 2016 and 2015, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 45 million at December 31, 2017.

Grants of performance-based restricted stock typically have a three-year performance period, and shares vest within three years after the grant date. Restricted stock units typically have a vesting period of three years. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be issued and released. The terms of these plans generally stipulate that the exercise price of options may not be less than the fair market value of Regions' common stock at the date the options are granted. The contractual life of options granted under these plans is typically ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise.
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2017	2016	2015
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$62	$52	$50
Tax benefits related to share-based compensation cost (1)	(23)	(20)	(19)
Compensation cost of share-based compensation awards, net of tax	$39	$32	$31
________
(1) The tax benefits related to share-based compensation cost for 2017 exclude (a) excess tax benefits of $10 million related to settled share-based compensation awards and (b) tax expense of $5 million related to expired stock options.
STOCK OPTIONS
The following table summarizes the activity for 2017, 2016 and 2015 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2014	25,316,676	$23.07	$28	2.83 yrs.
Granted	—	—
Exercised	(546,455)	6.93
Forfeited or expired	(5,420,064)	31.88
Outstanding at December 31, 2015	19,350,157	$21.06	$20	2.45 yrs.
Granted	—	—
Exercised	(1,954,064)	5.80
Forfeited or expired	(3,941,046)	34.39
Outstanding at December 31, 2016	13,455,047	$19.37	$34	1.83 yrs.
Granted	—	—
Exercised	(1,204,138)	6.69
Forfeited or expired	(2,843,011)	34.00
Outstanding at December 31, 2017	9,407,898	$16.58	$35	1.05 yrs.
Exercisable at December 31, 2017	9,407,898	$16.58	$35	1.05 yrs.
The aggregate intrinsic value of exercised options was $13 million for 2017, $17 million for 2016, and $5 million for 2015. Cash received from options exercised was $8 million, $11 million, and $4 million in 2017, 2016, and 2015, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $3 million for 2017, $4 million for 2016, and $1 million for 2015.
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2017, 2016 and 2015, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2017, 2016 and 2015 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	18,427,409	$8.07
Granted	6,670,905	9.22
Vested	(8,222,576)	6.09
Forfeited	(501,496)	8.81
Non-vested at December 31, 2015	16,374,242	$9.51
Granted	6,867,672	7.93
Vested	(5,829,974)	8.28
Forfeited	(852,998)	9.07
Non-vested at December 31, 2016	16,558,942	$9.31
Granted	3,993,591	14.57
Vested	(4,657,544)	11.06
Forfeited	(631,955)	10.04
Non-vested at December 31, 2017	15,263,034	$10.12
As of December 31, 2017, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $54 million, which will be recognized over a weighted-average period of 1.72 years. The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015, was $68 million, $47 million, and $82 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2017, 2016 and 2015.
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2017	2016	2017	2016	2017	2016
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,979	$1,895	$180	$167	$2,159	$2,062
Service cost	34	35	4	4	38	39
Interest cost	72	73	5	5	77	78
Actuarial (gains) losses	202	67	12	13	214	80
Benefit payments	(150)	(88)	(7)	(10)	(157)	(98)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(43)	—	(43)	—
Plan amendments	—	—	—	1	—	1
Projected benefit obligation, end of year	$2,134	$1,979	$151	$180	$2,285	$2,159
Change in plan assets
Fair value of plan assets, beginning of year	$1,990	$1,930	$—	$—	$1,990	$1,930
Actual return on plan assets	306	151	—	—	306	151
Company contributions	75	—	50	10	125	10
Benefit payments	(150)	(88)	(7)	(10)	(157)	(98)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(43)	—	(43)	—
Fair value of plan assets, end of year	$2,218	$1,990	$—	$—	$2,218	$1,990
Funded status and accrued benefit cost at measurement date	$84	$11	$(151)	$(180)	$(67)	$(169)
Amount recognized in the Consolidated Balance Sheets:
Other assets (liabilities)	$84	$11	$(151)	$(180)	$(67)	$(169)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$644	$637	$48	$52	$692	$689
Prior service cost (credit)	—	—	1	1	1	1
	$644	$637	$49	$53	$693	$690

The accumulated benefit obligation for the qualified plans was $2.0 billion and $1.8 billion as of December 31, 2017 and 2016, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of both December 31, 2017 and 2016. The accumulated benefit obligation for the non-qualified plans was $143 million and $166 million as of December 31, 2017 and 2016, respectively, which exceeded all corresponding plan assets for each period. Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In millions)
Service cost	$34	$35	$40	$4	$4	$4	$38	$39	$44
Interest cost	72	73	84	5	5	6	77	78	90
Expected return on plan assets	(143)	(145)	(152)	—	—	—	(143)	(145)	(152)
Amortization of actuarial loss	32	31	43	4	3	4	36	34	47
Amortization of prior service cost	—	—	—	—	—	1	—	—	1
Settlement charge	—	—	—	12	—	2	12	—	2
Net periodic pension (benefit) cost	$(5)	$(6)	$15	$25	$12	$17	$20	$6	$32
The settlement charge relates to the settlement of liabilities under the SERP for certain plan participants.
The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018 are as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Actuarial loss	$33	$4
	$33	$4
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2017	2016	2017	2016
Discount rate	3.71%	4.32%	3.50%	3.93%
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%
The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2017	2016	2015	2017	2016	2015
Discount rate	4.34%	4.56%	4.20%	3.93%	4.19%	3.75%
Expected long-term rate of return on plan assets	7.25%	7.75%	7.75%	N/A	N/A	N/A
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated return of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2018, the expected long-term rate of return on plan assets is 6.82 percent.
The qualified pension plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to bonds. The combined target asset allocation is 51 percent equities, 37 percent fixed income securities and 12 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Regions’ qualified pension plans have a portion of their investments in Regions' common stock. At December 31, 2017, the plans held 2,855,618 shares, which represents a total market value of approximately $49 million, or approximately 2.2 percent of the plans' assets.
The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2017				2016
	Level 1	Level 2	Level 3	Fair Value	Level 1		Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$48	$—	$—	$48	$52		$—	$—	$52
Fixed income securities:
U.S. Treasury and federal agency securities	$—	$172	$—	$172	$—		$144	$—	$144
Corporate bonds	—	216	—	216	—		170	—	170
Total fixed income securities	$—	$388	$—	$388	$—		$314	$—	$314
Equity securities:
Domestic	$427	$—	$—	$427	$303		$—	$—	$303
International	32	—	—	32	21		—	—	21
Total equity securities	$459	$—	$—	$459	$324		$—	$—	$324
International mutual funds	$100	$—	$—	$100	$192	192	$—	$—	$192
Total assets in the fair value hierarchy	$607	$388	$—	$995	$568		$314	$—	$882
Collective trust funds:
Fixed income fund(1)				$388					$320
Common stock fund(1)				265					244
International fund(1)				216					182
Total collective trust funds				$869					$746
Hedge funds measured at NAV(1)				$46					$16
Real estate funds measured at NAV(1)				$197					$239
Private equity funds measured at NAV(1)				$111					$107
				$2,218					$1,990
__________
(1) In accordance with accounting guidance adopted by Regions in 2016, investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are no longer required to be classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of amounts reported in the fair value hierarchy to amounts reported on the balance sheet. See Note 1 for further discussion.
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

Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified	Non-qualified
	(In millions)
Expected Employer Contributions:
2018	$—	$10
Expected Benefit Payments:
2018	$93	$10
2019	95	11
2020	98	11
2021	102	22
2022	105	16
Next five years	573	56
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. Prior to 2015, the Company match was initially invested in Regions common stock. Effective January 1, 2015, the Company match is invested based on the employees' allocation elections. In 2017, 2016 and 2015, Regions provided an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $18 million, $17 million and $15 million for 2017, 2016 and 2015, respectively. Eligible employees who are already contributing to the 401(k) plan will continue to receive up to a 4 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $48 million, $45 million and $40 million in 2017, 2016 and 2015, respectively. Regions’ 401(k) plan held 26 million shares and 29 million shares of Regions' common stock at December 31, 2017 and 2016, respectively. The 401(k) plan received approximately $8 million, $9 million and $8 million in dividends on Regions' common stock for the years ended December 31, 2017, 2016 and 2015, respectively.
Regions also sponsors defined benefit postretirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. The assumed health care cost trend rate for postretirement medical benefits was 6.4 percent for 2017 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter. A one-percentage point change in assumed health care cost trend rates would have an immaterial effect on total service cost and interest cost components as well as the related postretirement obligations. There was no material impact from other postretirement benefits on the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015. The accumulated postretirement benefit obligation for these plans was $19 million and $20 million as of December 31, 2017 and 2016, respectively.

NOTE 19. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2017	2016	2015
	(In millions)
Capital markets fee income and other	$161	$152	$104
Insurance commissions and fees	145	148	140
Bank-owned life insurance	81	95	74
Commercial credit fee income	71	73	76
Investment services fee income	60	58	55
Insurance proceeds	—	50	91
Market value adjustments on employee benefit assets	16	3	(3)
Other miscellaneous income	70	116	115
	$604	$695	$652
The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2017	2016	2015
	(In millions)
Outside services	$172	$154	$149
FDIC insurance assessments	108	99	105
Professional, legal and regulatory expenses	95	89	137
Marketing	93	101	98
Credit/checkcard expenses	50	55	54
Branch consolidation, property and equipment charges	22	58	56
Visa class B shares expense	19	15	9
Provision (credit) for unfunded credit losses	(16)	17	(13)
Loss on early extinguishment of debt	—	14	43
Other miscellaneous expenses	452	437	422
	$995	$1,039	$1,060

NOTE 20. INCOME TAXES
The components of income tax expense from continuing operations for the years ended December 31 were as follows:

	2017	2016	2015
	(In millions)
Current income tax expense:
Federal	$376	$444	$293
State	30	21	7
Total current expense	$406	$465	$300
Deferred income tax expense:
Federal	$172	$2	$115
State	36	47	40
Total deferred expense	$208	$49	$155
Total income tax expense	$614	$514	$455
__________
Note: The table above does not include total income tax expense (benefit) from discontinued operations of $2 million, $3 million, and $(9) million in 2017, 2016 and 2015, respectively. The deferred income tax expense reflected in discontinued operations was $1 million, $18 million and $46 million in 2017, 2016 and 2015, respectively.
On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduces the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. As a result of enactment, the Company recognized additional income tax expense of approximately $52 million in the fourth quarter of 2017, which included $25 million related to revaluation of its net deferred tax assets, $23 million related to the revision of its proportional amortization calculation associated with low-

income housing investments, and $4 million related to revaluation of the reserve for unrecognized tax benefits. The revaluation included a $133 million decrease in the net deferred tax assets related to unrealized gains and losses included in stockholders' equity. The amounts discussed above related to Tax Reform represent estimates based upon the information available at December 31, 2017. As a result, the amounts could be adjusted during the measurement period, which will end in December 2018. Any such changes are not expected to be material to the Company's business, financial position, results of operations or cash flows.
The Company adopted new accounting guidance effective December 31, 2017 that allows reclassification of the $133 million revaluation amount, which decreased accumulated other comprehensive income and increased retained earnings. Refer to Note 1 for additional information on the new accounting guidance.
With the exception of the revaluation adjustment related to unrealized gains and losses included in stockholders' equity, income tax expense does not reflect the tax effects of unrealized losses on securities transferred to held to maturity, unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit pension plans and other postretirement benefits. Furthermore, following Tax Reform enactment, the income tax effects included in other comprehensive income were based on the newly enacted federal income tax rate including the effect of state income taxes. Refer to Note 15 for additional information on stockholders’ equity and accumulated other comprehensive income (loss).
The Company accounts for investment tax credits using the deferral method. Investment tax credits generated totaled $102 million, $54 million and zero for 2017, 2016 and 2015, respectively.
Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2017	2016	2015
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$655	$585	$535
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	43	44	30
Tax-exempt interest	(54)	(49)	(44)
Affordable housing investment amortization, net of tax benefits (excluding Tax Reform)	(52)	(50)	(47)
Impact of Tax Reform	52	—	—
Bank-owned life insurance	(32)	(37)	(30)
Lease financing	16	28	18
Other, net	(14)	(7)	(7)
Income tax expense	$614	$514	$455
Effective tax rate	32.8%	30.7%	29.7%
__________
Note: Income tax expense includes amortization of affordable housing investments of $160 million (including $23 million due to impact of Tax Reform), $117 million and $103 million for 2017, 2016 and 2015, respectively. Income tax expense for 2015 includes a benefit of $15 million related to an improved methodology implemented to estimate the effective state tax rate.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2017	2016
	(In millions)
Deferred tax assets:
Unrealized gains and losses included in stockholders’ equity	$253	$338
Allowance for loan losses	249	447
State net operating loss carryfowards, net of federal tax effect	82	88
Accrued expenses	55	92
Federal tax credit carryforwards	13	13
Fixed assets	4	—
Employee benefits and deferred compensation	—	37
Other	33	59
Total deferred tax assets	689	1,074
Less: valuation allowance	(34)	(30)
Total deferred tax assets less valuation allowance	655	1,044
Deferred tax liabilities:
Lease financing	292	424
Goodwill and intangibles	99	156
Mortgage servicing rights	63	93
Fixed assets	—	15
Other	38	48
Total deferred tax liabilities	492	736
Net deferred tax asset	$163	$308
The following table provides details of the Company’s tax carryforwards at December 31, 2017, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
	(In millions)
Alternate minimum tax credits-federal	None (2)	$13	$—	$13	$ N/A
Net operating losses-states	2018-2022	42	(9)	33	553
Net operating losses-states	2023-2029	33	(21)	12	240
Net operating losses-states	2030-2037	7	(4)	3	44
Other credits-states	2018-2022	—	—	—	N/A
Other credits-states	2023-2029	1	—	1	N/A
________
(1) N/A indicates that credits are not measured on a pre-tax basis.
(2) Tax Reform repealed the AMT for tax years beginning after December 31, 2017 and provides a mechanism to utilize any AMT credit carryover through 2020 with any remaining credits being fully refundable in 2021.

Of the $163 million net deferred tax asset, $62 million relates to net operating losses and tax credit carryforwards, $46 million of which expires before 2030 (as detailed in the table above). The remaining $101 million of net deferred tax assets do not have a set expiration date at December 31, 2017.
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2017, positive evidence supporting the realization of the deferred tax assets includes a history of positive earnings with no history of significant tax credit carryforwards expiring unused. In addition, the reversal of taxable temporary differences, excluding goodwill and the inclusion of the accretion of taxable temporary differences related to leveraged leases acquired in a previous business combination, will offset approximately $430 million of the gross deferred tax asset.

The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $34 million against such benefits at December 31, 2017 compared to $30 million at December 31, 2016. The valuation allowance increased during 2017 by $6 million as part of the $52 million increase to tax expense related to Tax Reform. The increase was partially offset by decreases related to certain state net operating losses and state tax credits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2017	2016	2015
	(In millions)
Balance at beginning of year	$31	$38	$50
Additions based on tax positions related to the current year	—	3	2
Reductions based on tax positions taken in a prior period	—	(6)	(8)
Settlements	—	(3)	(6)
Expiration of statute of limitations	(4)	(1)	—
Balance at end of year	$27	$31	$38
The Company files U.S. federal, state, and local income tax returns. The Company’s federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2013. In 2015, the Company entered the IRS’s Compliance Assurance Process program and is currently under examination for 2016, 2017 and 2018. The 2015 examination has been closed without adjustment. With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2010. Currently, there are disputed tax positions with certain states, including positions regarding investment and intellectual property subsidiaries. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate that the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $24 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.
As of December 31, 2017, 2016 and 2015, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $21 million, $20 million and $24 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
Income tax expense for 2017, 2016 and 2015, includes a total expense (benefit) of $(2) million, $1 million and $(1) million, respectively, for interest expense, interest income and penalties before the impact of any applicable federal and state deductions. As of December 31, 2017 and 2016, the Company had a liability of $2 million and $4 million, respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31, 2017 and 2016. The variation margin payments made during 2017 for derivatives cleared through the Chicago Mercantile Exchange are legally characterized as settlements of the derivatives. As a result, these positions are reflected as settled with no fair value presented for purposes of the balance sheet and related disclosures.

	2017			2016
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,060	$1	$43	$2,257	$7	$40
Derivatives in cash flow hedging relationships:
Interest rate swaps	6,825	5	188	9,000	19	269
Total derivatives designated as hedging instruments	$9,885	$6	$231	$11,257	$26	$309
Derivatives not designated as hedging instruments:
Interest rate swaps	$40,841	$308	$342	$41,851	$412	$467
Interest rate options	4,598	23	15	3,877	24	12
Interest rate futures and forward commitments	20,404	6	5	18,605	11	6
Other contracts	5,721	51	48	5,813	106	93
Total derivatives not designated as hedging instruments	$71,564	$388	$410	$70,146	$553	$578
Total derivatives	$81,449	$394	$641	$81,403	$579	$887
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions recognized an unrealized after-tax gain of $147 million and $166 million in accumulated other comprehensive income (loss) at December 31, 2017 and 2016, respectively, related to terminated cash flow hedges of loan instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $68 million for both years ended December 31, 2017 and 2016, respectively related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $30 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $53 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of December 31, 2017.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income for the years ended December 31:

	Gain or (Loss) Recognized in Income on Derivatives			Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	2017	2016	2015		2017	2016	2015
	(In millions)				(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$2	$12	$17	Interest expense	$(1)	$(3)	$4
Debt/CDs	(20)	(33)	(1)	Other non-interest expense	22	32	1
Securities available for sale	(4)	(9)	(14)	Interest income	—	—	—
Securities available for sale	1	—	(8)	Other non-interest expense	(2)	(2)	6
Total	$(21)	$(30)	$(6)		$19	$27	$11

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)			Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	2017	2016	2015		2017	2016	2015
	(In millions)				(In millions)
Cash Flow Hedges:
Interest rate swaps	$(51)	$(64)	$42	Interest income on loans	$86	$143	$153
Total	$(51)	$(64)	$42		$86	$143	$153
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2017 and 2016, Regions had $197 million and $274 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at the lower of cost or market or at fair value based on management's election. At December 31, 2017 and 2016, Regions had $481 million and $786 million, respectively, in total notional amount related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs on its consolidated statements of income. As of December 31, 2017 and 2016, the total notional amount related to these contracts was $4.8 billion and $7.2 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2017	2016	2015
	(In millions)
Capital markets fee income and other (1):
Interest rate swaps	$11	$13	$14
Interest rate options	28	23	14
Interest rate futures and forward commitments	10	4	3
Other contracts	(10)	(3)	11
Total capital markets fee income and other	39	37	42
Mortgage income:
Interest rate swaps	2	(2)	13
Interest rate options	(7)	(2)	(1)
Interest rate futures and forward commitments	(3)	8	3
Total mortgage income	(8)	4	15
	$31	$41	$57
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at December 31, 2017 and 2016, totaled approximately $251 million and $334 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2018 and 2024. Credit derivatives whereby Regions has sold credit protection have maturities between 2018 and 2025. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2017 was approximately $356 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2017 and 2016 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings fall below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2017 and 2016, was $91 million and $141 million, respectively, for which Regions had posted collateral of $90 million and $141 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of December 31, 2017 and 2016.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	2017	2016	2017	2016
	(In millions)
Gross amounts subject to offsetting	$231	$414	$342	$583
Gross amounts not subject to offsetting	163	165	299	304
Gross amounts recognized	394	579	641	887
Gross amounts offset in the consolidated balance sheets(1)	141	241	238	541
Net amounts presented in the consolidated balance sheets	253	338	403	346
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	2	4	50	50
Cash collateral received/posted	—	—	257	227
Net amounts	$251	$334	$96	$69
_________
(1) At December 31, 2017, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $34 million and cash collateral posted of $131 million. At December 31, 2016, the gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $48 million and cash collateral posted of $349 million.
Gross amounts of derivatives not subject to offsetting primarily consist of derivatives cleared through a Central Clearing House and interest rate lock commitments to originate mortgage loans.
Effective January 16, 2018, the variation margin payments made for derivatives cleared through LCH are legally characterized as settlements of the derivatives. As a result, during 2018 these positions will be reflected as settled with no fair value presented in the balance sheet and related disclosures. The related fair value amounts as of December 31, 2017 were approximately $158 million of assets and $298 million of liabilities. Furthermore, variation margin payments of approximately $140 million, which are recorded as assets on the balance sheet at December 31, 2017, will also be reflected as settled in 2018.

NOTE 22. FAIR VALUE MEASUREMENTS
See Note 1 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2017, 2016, or 2015. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of December 31:

	2017				2016
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$189	$—	$—	$189	$124	$—	$—	$124
Securities available for sale:
U.S. Treasury securities	$331	$—	$—	$331	$303	$—	$—	$303
Federal agency securities	—	28	—	28	—	35	—	35
Obligations of states and political subdivisions	—	—	—	—	—	1	—	1
Mortgage-backed securities:
Residential agency	—	17,431	—	17,431	—	17,371	—	17,371
Residential non-agency	—	—	3	3	—	—	4	4
Commercial agency	—	3,714	—	3,714	—	3,463	—	3,463
Commercial non-agency	—	788	—	788	—	1,129	—	1,129
Corporate and other debt securities	—	1,105	3	1,108	—	1,271	3	1,274
Equity securities	225	—	—	225	201	—	—	201
Total securities available for sale	$556	$23,066	$6	$23,628	$504	$23,270	$7	$23,781
Mortgage loans held for sale	$—	$325	$—	$325	$—	$414	$33	$447
Residential mortgage servicing rights	$—	$—	$336	$336	$—	$—	$324	$324
Derivative assets:
Interest rate swaps	$—	$314	$—	$314	$—	$438	$—	$438
Interest rate options	—	18	5	23	—	13	11	24
Interest rate futures and forward commitments	—	6	—	6	—	11	—	11
Other contracts	2	49	—	51	2	104	—	106
Total derivative assets	$2	$387	$5	$394	$2	$566	$11	$579
Derivative liabilities:
Interest rate swaps	$—	$573	$—	$573	$—	$776	$—	$776
Interest rate options	—	15	—	15	—	12	—	12
Interest rate futures and forward commitments	—	5	—	5	—	6	—	6
Other contracts	2	46	—	48	1	92	—	93
Total derivative liabilities	$2	$639	$—	$641	$1	$886	$—	$887
Non-recurring fair value measurements
Loans held for sale	$—	$—	$20	$20	$—	$—	$7	$7
Foreclosed property and other real estate	—	24	9	33	—	29	6	35
_________
(1) All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.
The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31, 2017
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2017	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2017
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$324	(52)	(1)	—	64	—	—	—	—	—	$336

	Year Ended December 31, 2016
	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$252	(36)	(1)	—	108	—	—	—	—	—	$324

	Year Ended December 31, 2015
	Opening Balance January 1, 2015	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2015
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$257	(41)	(1)	—	36	—	—	—	—	—	$252
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2017	2016
	(In millions)
Loans held for sale	$(22)	$(26)
Foreclosed property and other real estate	(31)	(42)

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2017, 2016 and 2015. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2017, 2016 and 2015 are included. Following the tables are a description of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2017
	Level 3 Estimated Fair Value at December 31, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$336	Discounted cash flow	Weighted-average CPR (%)	7.9% - 28.1% (9.9%)
			OAS (%)	8.1% - 15.0% (8.6%)

	December 31, 2016
	Level 3 Estimated Fair Value at December 31, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$324	Discounted cash flow	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)

	December 31, 2015
	Level 3 Estimated Fair Value at December 31, 2015	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$252	Discounted cash flow	Weighted-average CPR (%)	10.5% - 11.5% (10.9%)
			OAS (%)	8.7% - 13.3% (10.0%)
_________
(1) See Note 7 for additional disclosures related to assumptions used in the fair value calculation for residential MSRs.
RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 7. See Note 7 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2017			2016
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$325	$314	$11	$447	$443	$4
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage and capital markets income in the consolidated statements of income for the years presented. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	2017	2016
	(In millions)
Net gains (losses) resulting from changes in fair value	$5	$(8)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2017 are as follows:

	2017
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,981	$3,981	$3,981	$—	$—
Trading account securities	189	189	189	—	—
Securities held to maturity	1,658	1,667	—	1,667	—
Securities available for sale	23,628	23,628	556	23,066	6
Loans held for sale	348	348	—	328	20
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	77,942	76,871	—	—	76,871
Other earning assets(4)	988	988	—	988	—
Derivative assets	394	394	2	387	5
Financial liabilities:
Derivative liabilities	641	641	2	639	—
Deposits	96,889	96,927	—	96,927	—
Short-term borrowings	500	500	—	500	—
Long-term borrowings	8,132	8,517	—	7,757	760
Loan commitments and letters of credit	79	540	—	—	540

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company maintains a corporate governance program to make adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred. Historically, the Company has utilized the results of a third-party vendor model to support its primary valuation approach for loans. For the year ended 2017, the Company implemented an internally-supported loan valuation model as its primary valuation approach for loans, including unfunded loan commitments and letters of credit.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at December 31, 2017 was $1.1 billion or 1.4 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.1 billion at December 31, 2017.

(4)	Excluded from this table is the operating lease carrying amount of $489 million at December 31, 2017.
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2016 are as follows:

	2016
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,451	$5,451	$5,451	$—	$—
Trading account securities	124	124	124	—	—
Securities held to maturity	1,362	1,369	—	1,369	—
Securities available for sale	23,781	23,781	504	23,270	7
Loans held for sale	718	722	—	689	33
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	78,128	74,063	—	—	74,063
Other earning assets (4)	956	956	—	956	—
Derivative assets	579	579	2	566	11
Financial liabilities:
Derivative liabilities	887	887	1	886	—
Deposits	99,035	99,081	—	99,081	—
Short-term borrowings	—	—	—	—	—
Long-term borrowings	7,763	8,008	—	5,408	2,600
Loan commitments and letters of credit	102	484	—	—	484
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
The Consumer Bank segment represents the Company’s branch network, including consumer banking products and services related to residential first mortgages, home equity lines and loans, branch small business loans, indirect loans, consumer credit cards and other consumer loans, as well as the corresponding deposit relationships. These services are also provided through alternative channels such as the internet and telephone banking.
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

The following tables present financial information for each reportable segment for the year ended December 31:

	2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,422	$2,140	$192	$(214)	$3,540	$—	$3,540
Provision (credit) for loan losses	258	297	20	(425)	150	—	150
Non-interest income	467	1,116	450	72	2,105	—	2,105
Non-interest expense	865	2,051	481	227	3,624	(8)	3,616
Income (loss) before income taxes	766	908	141	56	1,871	8	1,879
Income tax expense (benefit)	291	345	53	(75)	614	2	616
Net income (loss)	$475	$563	$88	$131	$1,257	$6	$1,263
Average assets	$51,680	$34,997	$3,117	$34,182	$123,976	$—	$123,976

	2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,449	$2,047	$175	$(273)	$3,398	$—	$3,398
Provision (credit) for loan losses	286	290	22	(336)	262	—	262
Non-interest income	485	1,126	427	115	2,153	—	2,153
Non-interest expense	876	2,061	469	211	3,617	(8)	3,609
Income (loss) before income taxes	772	822	111	(33)	1,672	8	1,680
Income tax expense (benefit)	293	312	42	(133)	514	3	517
Net income (loss)	$479	$510	$69	$100	$1,158	$5	$1,163
Average assets	$54,006	$34,597	$3,232	$33,671	$125,506	$—	$125,506

	2015
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,512	$2,018	$167	$(390)	$3,307	$—	$3,307
Provision (credit) for loan losses	301	276	22	(358)	241	—	241
Non-interest income	435	1,074	408	154	2,071	—	2,071
Non-interest expense	887	2,067	458	195	3,607	22	3,629
Income (loss) before income taxes	759	749	95	(73)	1,530	(22)	1,508
Income tax expense (benefit)	288	285	37	(155)	455	(9)	446
Net income (loss)	$471	$464	$58	$82	$1,075	$(13)	$1,062
Average assets	$53,308	$33,415	$3,185	$32,357	$122,265	$—	$122,265
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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2017	2016
	(In millions)
Unused commitments to extend credit	$45,705	$44,408
Standby letters of credit	1,348	1,425
Commercial letters of credit	76	46
Liabilities associated with standby letters of credit	26	34
Assets associated with standby letters of credit	28	34
Reserve for unfunded credit commitments	53	69

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
LEASE COMMITMENTS
Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2017, 2016 and 2015 was $167 million, $172 million and $174 million, respectively.
The approximate future minimum rental commitments as of December 31, 2017, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2018	$104	$31	$135
2019	101	13	114
2020	90	5	95
2021	76	—	76
2022	65	—	65
Thereafter	252	—	252
	$688	$49	$737
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
In addition, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012.
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
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies, and the conduct of persons with whom Regions does business. Additional inquiries will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries, including the one described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of December 31, 2017, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At December 31, 2017 and 2016, the Company's DUS servicing portfolio totaled approximately $2.9 billion and $1.8 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $923 million and $559 million at December 31, 2017 and 2016, respectively.The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both December 31, 2017 and 2016. Refer to Note 1 for additional information.
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

NOTE 25. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2017	2016
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,693	$1,043
Loans to subsidiaries	20	20
Securities available for sale	18	20
Premises and equipment, net	46	42
Investments in subsidiaries:
Banks	16,548	16,693
Non-banks	446	409
	16,994	17,102
Other assets	303	453
Total assets	$19,074	$18,680
Liabilities and Stockholders’ Equity
Long-term borrowings	$2,702	$1,728
Other liabilities	180	288
Total liabilities	2,882	2,016
Stockholders’ equity:
Preferred stock	820	820
Common stock	12	13
Additional paid-in capital	15,858	17,092
Retained earnings	1,628	666
Treasury stock, at cost	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(749)	(550)
Total stockholders’ equity	16,192	16,664
Total liabilities and stockholders’ equity	$19,074	$18,680

Statements of Income

	Year Ended December 31
	2017	2016	2015
	(In millions)
Income:
Dividends received from subsidiaries	$1,300	$1,190	$860
Interest from subsidiaries	6	7	7
Insurance proceeds	—	—	91
Other	2	4	—
	1,308	1,201	958
Expenses:
Salaries and employee benefits	65	56	51
Interest	80	73	60
Furniture and equipment expense	4	3	1
Professional, legal and regulatory expenses	—	2	3
Other	68	89	81
	217	223	196
Income before income taxes and equity in undistributed earnings of subsidiaries	1,091	978	762
Income tax benefit	(65)	(66)	(45)
Income from continuing operations	1,156	1,044	807
Discontinued operations:
Income (loss) from discontinued operations before income taxes	8	8	(22)
Income tax expense (benefit)	2	3	(9)
Income (loss) from discontinued operations, net of tax	6	5	(13)
Income before equity in undistributed earnings of subsidiaries and preferred dividends	1,162	1,049	794
Equity in undistributed earnings of subsidiaries:
Banks	73	102	257
Non-banks	28	12	11
	101	114	268
Net income	1,263	1,163	1,062
Preferred stock dividends	(64)	(64)	(64)
Net income available to common shareholders	$1,199	$1,099	$998

Statements of Cash Flows

	Year Ended December 31
	2017		2016	2015
	(In millions)
Operating activities:
Net income	$1,263		$1,163	$1,062
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(101)		(114)	(268)
Depreciation, amortization and accretion, net	2		2	1
Loss on sale of assets	1		—	—
Loss on early extinguishment of debt	—		14	—
Net change in operating assets and liabilities:
Other assets	(19)		33	16
Other liabilities	2		(38)	(213)
Other	41		68	48
Net cash from operating activities	1,189		1,128	646
Investing activities:
(Investment in) / repayment of investment in subsidiaries	141		(60)	(239)
Principal payments received on loans to subsidiaries	—		—	10
Principal advances on loans to subsidiaries	—		(10)	(10)
Proceeds from sales and maturities of securities available for sale	9		8	6
Purchases of securities available for sale	(6)		(8)	(7)
Net (purchases of) / proceeds from sales of assets	6		(1)	(43)
Other, net	2	—	—	—
Net cash from investing activities	152		(71)	(283)
Financing activities:
Proceeds from long-term borrowings	999		1,107	—
Payments on long-term borrowings	—		(658)	(500)
Cash dividends on common stock	(346)		(317)	(304)
Cash dividends on preferred stock	(64)		(64)	(64)
Repurchase of common stock	(1,275)		(839)	(623)
Other	(5)		(2)	12
Net cash from financing activities	(691)		(773)	(1,479)
Net change in cash and cash equivalents	650		284	(1,116)
Cash and cash equivalents at beginning of year	1,043		759	1,875
Cash and cash equivalents at end of year	$1,693		$1,043	$759

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2017, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting and the attestation report of registered public accounting firm on registrant's internal control over financial reporting are included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
The Regions Financial Corporation Executive Incentive Plan, which was approved by Regions’ shareholders on May 16, 2013, is an annual incentive plan pursuant to which executive officers may be paid incentive compensation intended to qualify as “performance-based” within the meaning of Internal Revenue Code Section 162(m).  Under the terms of the plan, the Board’s Compensation and Human Resources Committee may terminate the plan at any time without shareholder approval.  Given that Tax Reform enacted in late December 2017 eliminated the exception for “performance-based” compensation from the cap on tax deductibility of executive compensation, on February 22, 2018, the Board’s Compensation and Human Resources Committee elected to terminate the plan effective immediately following the payment of all outstanding awards to covered executive officers in March 2018.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions and procedures for recommending nominees included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2018 (the “Proxy Statement”) under the captions “ELECTION OF DIRECTORS-Who are this year's nominees?” and “-What criteria were considered by the NCG Committee in selecting the nominees?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is included below.
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
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers” is incorporated herein by reference.
Information included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Family Relationships” is incorporated herein by reference.
Executive officers of the registrant as of December 31, 2017, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
O. B. Grayson Hall, Jr.†	60	Chairman and Chief Executive Officer of registrant and Regions Bank. Director of registrant and Regions Bank. Previously President and Chief Executive Officer.	1993
David J. Turner, Jr.	54	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
Fournier J. “Boots” Gale, III	73	Senior Executive Vice President, General Counsel and Corporate Secretary of registrant and Regions Bank. Director of Regions Financial Corporation Foundation. Previously a founding partner of Maynard Cooper & Gale, P.C. in Birmingham, Alabama.	2011
C. Matthew Lusco	60	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
John B. Owen	56	Senior Executive Vice President and Head of Regional Banking Group of registrant and Regions Bank. Director and Chairman of Regions Insurance Group, Inc. Previously served as Head of the Business Groups.	2009
John M. Turner, Jr.	56	President and Head of Corporate Banking Group of registrant and Regions Bank. Manager of RFC Financial Services Holding LLC; Director of Regions Insurance Group, Inc., Director of Regions Equipment Finance Corporation. Previously Senior Executive Vice President of registrant and Regions Bank and South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
Brett D. Couch	54	Senior Executive Vice President and Regional President, East Region of Regions Bank.	2010
Barb Godin	64	Senior Executive Vice President and Chief Credit Officer of registrant and Regions Bank.	2010
C. Keith Herron	53	Senior Executive Vice President and Regional President, South Region of Regions Bank. Previously Head of Strategic Planning and Execution of registrant and Regions Bank.	2010

William E. Horton	66	Senior Executive Vice President and Head of Commercial Banking of registrant and Regions Bank. Previously served as Regional President, South Region of Regions Bank and in other senior management roles in both Consumer and Business Services.	2014
Ellen S. Jones	59	Senior Executive Vice President and Head of Strategic Performance and Alignment of registrant and Regions Bank. Director of Regions Insurance Group, Inc.	2010
David R. Keenan	50	Senior Executive Vice President and Head of Human Resources of registrant and Regions Bank.	2010
Scott M. Peters	56	Senior Executive Vice President and Consumer Services Group Head of registrant and Regions Bank. Director of Regions Investment Services, Inc.	2010
William D. Ritter	47	Senior Executive Vice President and Wealth Management Group Head of registrant and Regions Bank. Director of Regions Insurance Group, Inc. and Regions Financial Corporation Foundation.	2010
Ronald G. Smith	57	Senior Executive Vice President and Regional President, Mid-America Region of Regions Bank. Director of Regions Foundation.	2010
† On December 13, 2017, registrant announced the appointment of John M. Turner, Jr. to the position of President of registrant and Regions Bank, effective January 1, 2018. O. B. Grayson Hall, Jr. continues to serve as Chairman and Chief Executive Officer of registrant and Regions Bank.

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
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	4,936,523		$11.87	44,868,869	(b)
Equity Compensation Plans Not Approved by Stockholders	4,471,375	(c)	$21.78	—
Total	9,407,898		$16.58	44,868,869

(a)	Does not include outstanding restricted stock awards.

(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2015 Long Term Incentive Plan. In 2015, all prior long-term incentive plans were closed to new grants.

(c)
Consists of outstanding stock options issued under plans assumed in connection with the Regions-AmSouth merger, which were previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 17 “Share Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2017. Does not include 73,679 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

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

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2017 and 2016;
Consolidated Statements of Income—Years ended December 31, 2017, 2016 and 2015;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2017, 2016 and 2015;
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2017, 2016 and 2015; and
Consolidated Statements of Cash Flows—Years ended December 31, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012, File No. 000-50831.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012, File No. 001-34034.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registration on April 28, 2014.

3.4	Bylaws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 27, 2017.

4.1
Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2
Deposit Agreement, dated as of November 1, 2012, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare Inc., and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to Form 8-A filed by registrant on November 1, 2012, File No. 001-34034.

4.3	Form of depositary receipt representing the Depositary Shares incorporated by reference to Exhibit 4.2 to Form 8-A filed by registrant on November 1, 2012, File No. 001-34034.

4.4	Form of Stock Certificate representing the Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A filed by registrant on November 1, 2012, File No. 001-34034.

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

10.2*	Amendment Number One to the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 5, 2017.

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

10.5*
2017 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

10.6*
Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.7*
2017 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

10.8*
Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.9*
2017 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

10.10*
Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Stockholders held May 13, 2010, File No. 000-50831.

10.11*
Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010, File No. 000-50831.

10.12*
Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by registrant on February 24, 2011, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits
10.13*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.14*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.15*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.16*
Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

10.17*
Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

10.18*
Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 5, 2015.

10.19*
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

10.21*
Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009, File No. 000-50831.

10.22*
Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Appendix A to Regions Financial Corporation’s Proxy Statement dated April 5, 2006, for the Regions Annual Meeting of Stockholders held May 18, 2006, File No. 000-50831.

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

10.25*
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

10.34*	Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.35*
Form of Change-in-Control Agreement with executive officers O. B. Grayson Hall, Jr. and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007, File No. 000-50831.

10.36*
Form of Change-in-Control Agreement with executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011, File No. 000-50831.

10.37*
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

10.39*
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

10.41*	Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.42*
Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 17, 2015.

10.43*
Amendment Number Two to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.2 to Form 10-Q filed by registrant on August 4, 2017.

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

10.46*
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 24, 2017.

10.47*
Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.1 to Form 10-Q filed by registrant on August 4, 2017.

10.48*
Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.49*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009, File No. 000-50831.

10.50*
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

10.52*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated July 2017, incorporated by reference to Exhibit 10.1 to Form 10-Q filed by registrant on November 8, 2017.

SEC Assigned Exhibit Number	Description of Exhibits
10.53*
Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012, File No. 000-50831.

10.54*
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
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE:	February 26, 2018		Regions Financial Corporation

		By:	/S/ O. B. Grayson Hall, Jr.
O. B. Grayson Hall, Jr. Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR.	Chairman and Chief Executive Officer, and Director (principal executive officer)	February 26, 2018
O. B. Grayson Hall, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2018
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 26, 2018
Hardie B. Kimbrough, Jr.

*	Director	February 26, 2018
Carolyn H. Byrd

*	Director	February 26, 2018
David J. Cooper, Sr.

*	Director	February 26, 2018
Don DeFosset

*	Director	February 26, 2018
Samuel A. Di Piazza, Jr.

*	Director	February 26, 2018
Eric C. Fast

*	Director	February 26, 2018
John D. Johns

*	Director	February 26, 2018
Ruth Ann Marshall

Signature	Title	Date
*	Director	February 26, 2018
Susan W. Matlock

*	Director	February 26, 2018
John E. Maupin, Jr.

*	Director	February 26, 2018
Charles D. McCrary

*	Director	February 26, 2018
James T. Prokopanko

*	Director	February 26, 2018
Lee J. Styslinger III

*	Director	February 26, 2018
José S. Suquet

* Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact