Form 10-Q
period 2018-03-31
REGIONS FINANCIAL CORP
filed 2018-05-09
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,123,148,818 shares of common stock, par value $.01, outstanding as of May 7, 2018.

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
CECL - Current expected credit loss.
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
FRB - Federal Reserve Bank.
FS-ISAC - Financial Services - Information Sharing & Analysis Center.
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
TDR - Troubled debt restructuring.
U.S. - United States.
U.S. Treasury - United States Department of the Treasury.
UTB - Unrecognized tax benefits.
VIE - Variable interest entity.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

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
See also the reports filed with the Securities and Exchange Commission, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(In millions, except share data)
Assets
Cash and due from banks	$1,766	$2,012
Interest-bearing deposits in other banks	1,419	1,899
Federal funds sold and securities purchased under agreements to resell	—	70
Debt securities held to maturity (estimated fair value of $1,585 and $1,667, respectively)	1,611	1,658
Debt securities available for sale	23,085	23,403
Loans held for sale (includes $282 and $325 measured at fair value, respectively)	452	348
Loans, net of unearned income	79,822	79,947
Allowance for loan losses	(840)	(934)
Net loans	78,982	79,013
Other earning assets	1,640	1,891
Premises and equipment, net	2,065	2,064
Interest receivable	328	337
Goodwill	4,904	4,904
Residential mortgage servicing rights at fair value	356	336
Other identifiable intangible assets	167	177
Other assets	6,138	6,182
Total assets	$122,913	$124,294
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$36,935	$36,127
Interest-bearing	60,055	60,762
Total deposits	96,990	96,889
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	—	500
Total short-term borrowings	—	500
Long-term borrowings	7,949	8,132
Total borrowed funds	7,949	8,632
Other liabilities	2,108	2,581
Total liabilities	107,047	108,102
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,163,817,064 and 1,175,327,565 shares, respectively	12	12
Additional paid-in capital	15,639	15,858
Retained earnings	1,923	1,628
Treasury stock, at cost—41,259,320 and 41,259,320 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(1,151)	(749)
Total stockholders’ equity	15,866	16,192
Total liabilities and stockholders’ equity	$122,913	$124,294

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2018	2017
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$851	$773
Debt securities - taxable	154	147
Loans held for sale	3	4
Other earning assets	19	15
Operating lease assets	20	27
Total interest income, including other financing income	1,047	966
Interest expense on:
Deposits	49	35
Short-term borrowings	1	—
Long-term borrowings	72	50
Total interest expense	122	85
Depreciation expense on operating lease assets	16	22
Total interest expense and depreciation expense on operating lease assets	138	107
Net interest income and other financing income	909	859
Provision (credit) for loan losses	(10)	70
Net interest income and other financing income after provision (credit) for loan losses	919	789
Non-interest income:
Service charges on deposit accounts	171	168
Card and ATM fees	104	104
Investment management and trust fee income	58	56
Mortgage income	38	41
Other	136	105
Total non-interest income	507	474
Non-interest expense:
Salaries and employee benefits	495	461
Net occupancy expense	83	83
Furniture and equipment expense	81	79
Other	225	220
Total non-interest expense	884	843
Income from continuing operations before income taxes	542	420
Income tax expense	128	127
Income from continuing operations	414	293
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	13
Income tax expense (benefit)	—	5
Income (loss) from discontinued operations, net of tax	—	8
Net income	$414	$301
Net income from continuing operations available to common shareholders	$398	$277
Net income available to common shareholders	$398	$285
Weighted-average number of shares outstanding:
Basic	1,127	1,209
Diluted	1,141	1,224
Earnings per common share from continuing operations:
Basic	$0.35	$0.23
Diluted	0.35	0.23
Earnings per common share:
Basic	$0.35	$0.24
Diluted	0.35	0.23
Cash dividends declared per common share	0.09	0.065
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2018	2017
	(In millions)
Net income	$414	$301
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($104) and $1 tax effect, respectively)	(310)	1
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	—	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	(310)	1
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($31) and ($1) tax effect, respectively)	(92)	(4)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $3 and $12 tax effect, respectively)	8	19
Net change in unrealized gains (losses) on derivative instruments, net of tax	(100)	(23)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	(1)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income (net of ($2) and ($3) tax effect, respectively)	(7)	(6)
Net change from defined benefit pension plans and other post employment benefits, net of tax	6	5
Other comprehensive income (loss), net of tax	(402)	(15)
Comprehensive income	$12	$286
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2017	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	301	—	—	301
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(15)	(15)
Cash dividends declared—$0.065 per share	—	—	—	—	—	(78)	—	—	(78)
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)
Common stock transactions:
Impact of share repurchases	—	—	(10)	(1)	(149)	—	—	—	(150)
Impact of stock transactions under compensation plans, net and other	—	—	1	—	16	—	—	—	16
BALANCE AT MARCH 31, 2017	1	$820	1,205	$12	$16,959	$873	$(1,377)	$(565)	$16,722

BALANCE AT JANUARY 1, 2018	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192
Cumulative effect from change in accounting guidance	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	414	—	—	414
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(402)	(402)
Cash dividends declared—$0.09 per share	—	—	—	—	—	(101)	—	—	(101)
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(235)	—	—	—	(235)
Impact of stock transactions under compensation plans, net and other	—	—	1	—	16	—	—	—	16
BALANCE AT MARCH 31, 2018	1	$820	1,122	$12	$15,639	$1,923	$(1,377)	$(1,151)	$15,866

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2018	2017
	(In millions)
Operating activities:
Net income	$414	$301
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	(10)	70
Depreciation, amortization and accretion, net	121	140
Deferred income tax expense	103	62
Originations and purchases of loans held for sale	(690)	(650)
Proceeds from sales of loans held for sale	587	876
(Gain) loss on sale of loans, net	(14)	(24)
Net change in operating assets and liabilities:
Other earning assets	235	51
Interest receivable and other assets	(61)	(28)
Other liabilities	(529)	(79)
Other	(2)	13
Net cash from operating activities	154	732
Investing activities:
Proceeds from maturities of debt securities held to maturity	46	49
Proceeds from sales of debt securities available for sale	7	429
Proceeds from maturities of debt securities available for sale	798	889
Net proceeds from bank-owned life insurance	1	(2)
Purchases of debt securities available for sale	(876)	(1,138)
Purchases of debt securities held to maturity	—	(437)
Proceeds from sales of loans	272	7
Purchases of loans	(70)	(4)
Purchases of mortgage servicing rights	(2)	(8)
Net change in loans	(164)	103
Net purchases of other assets	(56)	(13)
Net cash from investing activities	(44)	(125)
Financing activities:
Net change in deposits	101	389
Net change in short-term borrowings	(500)	—
Proceeds from long-term borrowings	4,350	—
Payments on long-term borrowings	(4,500)	(1,750)
Cash dividends on common stock	(102)	(157)
Cash dividends on preferred stock	(16)	(16)
Repurchases of common stock	(235)	(150)
Taxes paid related to net share settlement of equity awards	(1)	—
Other	(3)	—
Net cash from financing activities	(906)	(1,684)
Net change in cash and cash equivalents	(796)	(1,077)
Cash and cash equivalents at beginning of year	3,981	5,451
Cash and cash equivalents at end of period	$3,185	$4,374

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2018 and 2017
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
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Holdings, Inc. The transaction is expected to close in the third quarter of 2018, subject to regulatory approvals and customary closing conditions. Regions sold Morgan Keegan and related affiliates in April 2012. See Note 2, Note 13 and Note 16 for related disclosure.
Effective January 1, 2018, the Company adopted new guidance related to several accounting topics.The cumulative effect of the retrospective application was a total reduction to retained earnings of $2 million, of which the individual components were immaterial. All prior period amounts impacted by guidance that required retrospective application have been revised. See Note 15 for related disclosure.
NOTE 2. DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction is expected to generate an after-tax gain of approximately $200 million and Common Equity Tier 1 capital of approximately $300 million at closing, which is expected in the third quarter, subject to regulatory approvals and customary closing conditions. The transaction purchase price is not subject to any adjustment that would have a material impact to the consolidated financial statements. See Note 16 for related discussion.
In connection with the agreement, the results of the entities being sold are reported in the Company's consolidated statements of income separately as discontinued operations for all periods presented because the pending sale met all of the criteria for reporting as discontinuing operations at March 31, 2018.
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The transaction closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. See Note 13 for related disclosure.
Results of operations for the Morgan Keegan entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. This presentation is consistent with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.
The condensed balance sheets for the Regions Insurance Group, Inc. entities being sold are immaterial for disclosure as discontinued operations. The following table represents the condensed results of operations for the Regions Insurance Group, Inc. entities being sold as discontinued operations:

	Three Months Ended March 31
	2018	2017
	(In millions)
Non-interest income:
Insurance commissions and fees	$34	$36
Total non-interest income	34	36
Non-interest expense:
Salaries and employee benefits	24	24
Net occupancy expense	1	2
Furniture and equipment expense	1	1
Other	7	7
Total non-interest expense	33	34
Income (loss) from discontinued operations before income taxes	1	2
Income tax expense (benefit)	—	1
Income (loss) from discontinued operations, net of tax	$1	$1

The following table represents the condensed results of operations for both the Regions Insurance Group, Inc. entities being sold and Morgan Keegan and Company, Inc. and related affiliates as discontinued operations:

	Three Months Ended March 31
	2018	2017
	(In millions, except per share data)
Income (loss) from discontinued operations before income taxes	$—	$13
Income tax expense (benefit)	—	5
Income (loss) from discontinued operations, net of tax	$—	$8
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

NOTE 3. SECURITIES
DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2018
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,010	$—	$(38)	$972	$1	$(13)	$960
Commercial agency	642	—	(3)	639	—	(14)	625
	$1,652	$—	$(41)	$1,611	$1	$(27)	$1,585

Debt securities available for sale:
U.S. Treasury securities	$333	$—	$(6)	$327			$327
Federal agency securities	42	—	—	42			42
Mortgage-backed securities:
Residential agency	17,663	23	(534)	17,152			17,152
Residential non-agency	2	—	—	2			2
Commercial agency	3,742	1	(82)	3,661			3,661
Commercial non-agency	774	3	(11)	766			766
Corporate and other debt securities	1,145	8	(18)	1,135			1,135
	$23,701	$35	$(651)	$23,085			$23,085

	December 31, 2017
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,051	$—	$(40)	$1,011	$12	$(4)	$1,019
Commercial agency	651	—	(4)	647	5	(4)	648
	$1,702	$—	$(44)	$1,658	$17	$(8)	$1,667

Debt securities available for sale:
U.S. Treasury securities	$333	$—	$(2)	$331			$331
Federal agency securities	28	—	—	28			28
Mortgage-backed securities:
Residential agency	17,622	53	(244)	17,431			17,431
Residential non-agency	3	—	—	3			3
Commercial agency	3,739	5	(30)	3,714			3,714
Commercial non-agency	787	4	(3)	788			788
Corporate and other debt securities	1,093	20	(5)	1,108			1,108
	$23,605	$82	$(284)	$23,403			$23,403
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $8.3 billion and $8.1 billion at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $49 million and $50 million of encumbered U.S. Treasury securities at March 31, 2018 and December 31, 2017, respectively.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,010	$960
Commercial agency	642	625
	$1,652	$1,585
Debt securities available for sale:
Due in one year or less	$48	$48
Due after one year through five years	964	952
Due after five years through ten years	418	414
Due after ten years	90	90
Mortgage-backed securities:
Residential agency	17,663	17,152
Residential non-agency	2	2
Commercial agency	3,742	3,661
Commercial non-agency	774	766
	$23,701	$23,085
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2018 and December 31, 2017. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$960	$(51)	$960	$(51)
Commercial agency	485	(8)	140	(9)	625	(17)
	$485	$(8)	$1,100	$(60)	$1,585	$(68)

Debt securities available for sale:
U.S. Treasury securities	$223	$(3)	$87	$(3)	$310	$(6)
Mortgage-backed securities:
Residential agency	7,524	(169)	7,739	(365)	15,263	(534)
Commercial agency	2,600	(50)	856	(32)	3,456	(82)
Commercial non-agency	536	(9)	59	(2)	595	(11)
Corporate and other debt securities	643	(14)	84	(4)	727	(18)
	$11,526	$(245)	$8,825	$(406)	$20,351	$(651)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$1,019	$(32)	$1,019	$(32)
Commercial agency	—	—	150	(7)	150	(7)
	$—	$—	$1,169	$(39)	$1,169	$(39)

Debt securities available for sale:
U.S. Treasury securities	$221	$(1)	$84	$(1)	$305	$(2)
Mortgage-backed securities:
Residential agency	5,157	(40)	8,195	(204)	13,352	(244)
Commercial agency	1,666	(10)	904	(20)	2,570	(30)
Commercial non-agency	393	(2)	61	(1)	454	(3)
Corporate and other debt securities	306	(2)	105	(3)	411	(5)
	$7,743	$(55)	$9,349	$(229)	$17,092	$(284)
The number of individual debt positions in an unrealized loss position in the tables above increased from 1,059 at December 31, 2017 to 1,364 at March 31, 2018. The increase in the number of securities and the total amount of unrealized losses from year-end 2017 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist as of March 31, 2018. For the three months ended March 31, 2018, such impairments were immaterial.
Gross realized gains and gross realized losses on sales of debt securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31
	2018	2017
	(In millions)
Gross realized gains	$—	$1
Gross realized losses	—	(1)
Debt securities available for sale gains (losses), net	$—	$—

EQUITY INVESTMENTS
Effective January 1, 2018, Regions adopted new accounting guidance that requires equity investments to be recorded at fair value with changes in fair value reported in net income. Regions elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. See Note 15 for related disclosure.
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets in the consolidated balance sheets. Total marketable equity securities were $525 million and $414 million at March 31, 2018 and December 31, 2017, respectively. Unrealized holding gains and losses for equity securities were immaterial at March 31, 2018.

Equity investments without a readily determinable fair value primarily consist of investments in strategic partners and certain CRA projects. The carrying amount of equity investments measured under the measurement alternative, downward and upward adjustments for impairments and price changes from observable transactions are as follows:

Three Months Ended March 31, 2018
(In millions)
Carrying value, December 31, 2017	$31
Net additions	—
Downward adjustments for price changes and impairment	—
Upward adjustments for price changes(1)	7
Carrying value, March 31, 2018	$38
_________
(1) Upward adjustments for the three months ended March 31, 2018 related to an observable transaction by the same issuer in an arm's length transaction for a similar ownership interest.
Total cumulative downward adjustments for equity investments without a determinable fair value for impairments and observable price changes were $4 million. Total cumulative upward adjustments for price changes from observable transactions were $7 million as of March 31, 2018.
NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2018	December 31, 2017
	(In millions, net of unearned income)
Commercial and industrial	$36,787	$36,115
Commercial real estate mortgage—owner-occupied	6,044	6,193
Commercial real estate construction—owner-occupied	306	332
Total commercial	43,137	42,640
Commercial investor real estate mortgage	3,742	4,062
Commercial investor real estate construction	1,845	1,772
Total investor real estate	5,587	5,834
Residential first mortgage	13,892	14,061
Home equity	9,916	10,164
Indirect—vehicles	3,310	3,326
Indirect—other consumer	1,611	1,467
Consumer credit card	1,237	1,290
Other consumer	1,132	1,165
Total consumer	31,098	31,473
	$79,822	$79,947
During the three months ended March 31, 2018 and 2017, Regions purchased approximately $70 million and $4 million in indirect-other consumer loans from third parties, respectively.
During the three months ended March 31, 2018, Regions sold $254 million of residential first mortgage loans consisting primarily of performing troubled debt restructured loans as well as certain non-restructured interest-only loans.
At March 31, 2018, $22.1 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At March 31, 2018, an additional $22.1 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2017, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2018 and 2017. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended March 31, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	(24)	(4)	18	(10)
Loan losses:
Charge-offs	(30)	(8)	(74)	(112)
Recoveries	10	2	16	28
Net loan losses	(20)	(6)	(58)	(84)
Allowance for loan losses, March 31, 2018	547	54	239	840
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(4)	—	—	(4)
Reserve for unfunded credit commitments, March 31, 2018	45	4	—	49
Allowance for credit losses, March 31, 2018	$592	$58	$239	$889
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$150	$10	$29	$189
Collectively evaluated for impairment	397	44	210	651
Total allowance for loan losses	$547	$54	$239	$840
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$700	$96	$476	$1,272
Collectively evaluated for impairment	42,437	5,491	30,622	78,550
Total loans evaluated for impairment	$43,137	$5,587	$31,098	$79,822

	Three Months Ended March 31, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	26	1	43	70
Loan losses:
Charge-offs	(58)	(1)	(65)	(124)
Recoveries	6	2	16	24
Net loan losses	(52)	1	(49)	(100)
Allowance for loan losses, March 31, 2017	727	87	247	1,061
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	2	(1)	—	1
Reserve for unfunded credit commitments, March 31, 2017	66	4	—	70
Allowance for credit losses, March 31, 2017	$793	$91	$247	$1,131
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$228	$17	$56	$301
Collectively evaluated for impairment	499	70	191	760
Total allowance for loan losses	$727	$87	$247	$1,061
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,103	$126	$760	$1,989
Collectively evaluated for impairment	41,139	6,356	30,385	77,880
Total loans evaluated for impairment	$42,242	$6,482	$31,145	$79,869

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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2018, and December 31, 2017. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	March 31, 2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$35,216	$609	$598	$364	$36,787
Commercial real estate mortgage—owner-occupied	5,558	250	134	102	6,044
Commercial real estate construction—owner-occupied	288	3	10	5	306
Total commercial	$41,062	$862	$742	$471	$43,137
Commercial investor real estate mortgage	$3,646	$48	$34	$14	$3,742
Commercial investor real estate construction	1,793	15	37	—	1,845
Total investor real estate	$5,439	$63	$71	$14	$5,587

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,845	$47	$13,892
Home equity			9,847	69	9,916
Indirect—vehicles			3,310	—	3,310
Indirect—other consumer			1,611	—	1,611
Consumer credit card			1,237	—	1,237
Other consumer			1,132	—	1,132
Total consumer			$30,982	$116	$31,098
					$79,822

	December 31, 2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$34,420	$686	$605	$404	$36,115
Commercial real estate mortgage—owner-occupied	5,674	236	165	118	6,193
Commercial real estate construction—owner-occupied	313	3	10	6	332
Total commercial	$40,407	$925	$780	$528	$42,640
Commercial investor real estate mortgage	$3,905	$63	$89	$5	$4,062
Commercial investor real estate construction	1,706	19	46	1	1,772
Total investor real estate	$5,611	$82	$135	$6	$5,834

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,014	$47	$14,061
Home equity			10,095	69	10,164
Indirect—vehicles			3,326	—	3,326
Indirect—other consumer			1,467	—	1,467
Consumer credit card			1,290	—	1,290
Other consumer			1,165	—	1,165
Total consumer			$31,357	$116	$31,473
					$79,947

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$42	$28	$5	$75	$36,423	$364	$36,787
Commercial real estate mortgage—owner-occupied	25	3	1	29	5,942	102	6,044
Commercial real estate construction—owner-occupied	—	—	—	—	301	5	306
Total commercial	67	31	6	104	42,666	471	43,137
Commercial investor real estate mortgage	1	—	—	1	3,728	14	3,742
Commercial investor real estate construction	—	29	—	29	1,845	—	1,845
Total investor real estate	1	29	—	30	5,573	14	5,587
Residential first mortgage	78	42	196	316	13,845	47	13,892
Home equity	62	22	33	117	9,847	69	9,916
Indirect—vehicles	39	10	8	57	3,310	—	3,310
Indirect—other consumer	8	5	—	13	1,611	—	1,611
Consumer credit card	10	7	17	34	1,237	—	1,237
Other consumer	11	4	5	20	1,132	—	1,132
Total consumer	208	90	259	557	30,982	116	31,098
	$276	$150	$265	$691	$79,221	$601	$79,822

	December 31, 2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28	$7	$4	$39	$35,711	$404	$36,115
Commercial real estate mortgage—owner-occupied	18	8	1	27	6,075	118	6,193
Commercial real estate construction—owner-occupied	—	—	—	—	326	6	332
Total commercial	46	15	5	66	42,112	528	42,640
Commercial investor real estate mortgage	1	1	1	3	4,057	5	4,062
Commercial investor real estate construction	—	—	—	—	1,771	1	1,772
Total investor real estate	1	1	1	3	5,828	6	5,834
Residential first mortgage	95	85	216	396	14,014	47	14,061
Home equity	53	27	37	117	10,095	69	10,164
Indirect—vehicles	48	13	9	70	3,326	—	3,326
Indirect—other consumer	9	5	—	14	1,467	—	1,467
Consumer credit card	11	7	19	37	1,290	—	1,290
Other consumer	13	4	4	21	1,165	—	1,165
Total consumer	229	141	285	655	31,357	116	31,473
	$276	$157	$291	$724	$79,297	$650	$79,947
IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of March 31, 2018 and December 31, 2017. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 3018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$441	$81	$360	$31	$329	$89	38.5%
Commercial real estate mortgage—owner-occupied	113	11	102	18	84	33	38.9
Commercial real estate construction—owner-occupied	5	—	5	—	5	2	40.0
Total commercial	559	92	467	49	418	124	38.6
Commercial investor real estate mortgage	22	8	14	1	13	5	59.1
Commercial investor real estate construction	1	1	—	—	—	—	100.0
Total investor real estate	23	9	14	1	13	5	60.9
Residential first mortgage	41	10	31	—	31	3	31.7
Home equity	10	1	9	—	9	—	10.0
Total consumer	51	11	40	—	40	3	27.5
	$633	$112	$521	$50	$471	$132	38.5%

	Accruing Impaired Loans As of March 31, 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$181	$7	$174	$22	16.0%
Commercial real estate mortgage—owner-occupied	63	5	58	4	14.3
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	245	12	233	26	15.5
Commercial investor real estate mortgage	55	2	53	2	7.3
Commercial investor real estate construction	29	—	29	3	10.3
Total investor real estate	84	2	82	5	8.3
Residential first mortgage	194	6	188	18	12.4
Home equity	240	1	239	8	3.8
Consumer credit card	1	—	1	—	—
Other consumer	8	—	8	—	—
Total consumer	443	7	436	26	7.4
	$772	$21	$751	$57	10.1%

	Total Impaired Loans As of March 31, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$622	$88	$534	$31	$503	$111	32.0%
Commercial real estate mortgage—owner-occupied	176	16	160	18	142	37	30.1
Commercial real estate construction—owner-occupied	6	—	6	—	6	2	33.3
Total commercial	804	104	700	49	651	150	31.6
Commercial investor real estate mortgage	77	10	67	1	66	7	22.1
Commercial investor real estate construction	30	1	29	—	29	3	13.3
Total investor real estate	107	11	96	1	95	10	19.6
Residential first mortgage	235	16	219	—	219	21	15.7
Home equity	250	2	248	—	248	8	4.0
Consumer credit card	1	—	1	—	1	—	—
Other consumer	8	—	8	—	8	—	—
Total consumer	494	18	476	—	476	29	9.5
	$1,405	$133	$1,272	$50	$1,222	$189	22.9%

	Non-accrual Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$480	$80	$400	$29	$371	$103	38.1%
Commercial real estate mortgage—owner-occupied	133	15	118	20	98	38	39.8
Commercial real estate construction—owner-occupied	7	1	6	—	6	3	57.1
Total commercial	620	96	524	49	475	144	38.7
Commercial investor real estate mortgage	6	1	5	—	5	2	50.0
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	7	1	6	—	6	2	42.9
Residential first mortgage	42	11	31	—	31	3	33.3
Home equity	10	1	9	—	9	—	10.0
Total consumer	52	12	40	—	40	3	28.8
	$679	$109	$570	$49	$521	$149	38.0%

	Accruing Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Accrual Status	Impaired Loans on Accrual Status with No Related Allowance	Impaired Loans on Accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$154	$8	$146	$1	$145	$19	17.5%
Commercial real estate mortgage—owner-occupied	90	5	85	—	85	8	14.4
Commercial real estate construction—owner-occupied	1	—	1	—	1	—	—
Total commercial	245	13	232	1	231	27	16.3
Commercial investor real estate mortgage	63	2	61	—	61	3	7.9
Commercial investor real estate construction	29	—	29	—	29	3	10.3
Total investor real estate	92	2	90	—	90	6	8.7
Residential first mortgage	419	13	406	—	406	39	12.4
Home equity	251	1	250	—	250	5	2.4
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	680	14	666	—	666	44	8.5
	$1,017	$29	$988	$1	$987	$77	10.4%

	Total Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$634	$88	$546	$30	$516	$122	33.1%
Commercial real estate mortgage—owner-occupied	223	20	203	20	183	46	29.6
Commercial real estate construction—owner-occupied	8	1	7	—	7	3	50.0
Total commercial	865	109	756	50	706	171	32.4
Commercial investor real estate mortgage	69	3	66	—	66	5	11.6
Commercial investor real estate construction	30	—	30	—	30	3	10.0
Total investor real estate	99	3	96	—	96	8	11.1
Residential first mortgage	461	24	437	—	437	42	14.3
Home equity	261	2	259	—	259	5	2.7
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	732	26	706	—	706	47	10.0
	$1,696	$138	$1,558	$50	$1,508	$226	21.5%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three months ended March 31, 2018 and 2017. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended March 31
	2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$533	$3	$819	$2
Commercial real estate mortgage—owner-occupied	166	3	264	1
Commercial real estate construction—owner-occupied	6	—	6	—
Total commercial	705	6	1,089	3
Commercial investor real estate mortgage	76	1	91	1
Commercial investor real estate construction	30	—	33	—
Total investor real estate	106	1	124	1
Residential first mortgage	288	2	455	4
Home equity	252	3	295	4
Consumer credit card	1	—	2	—
Other consumer	8	—	10	—
Total consumer	549	5	762	8
Total impaired loans	$1,360	$12	$1,975	$12

TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 6 "Allowance For Credit Losses" in the 2017 Annual Report on Form 10-K for additional information regarding the Company's TDRs.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2017 Annual Report on Form 10-K.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the three months ended March 31, 2018 and 2017 totaled approximately $171 million and $128 million, respectively.

	Three Months Ended March 31, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	29	$164	$2
Commercial real estate mortgage—owner-occupied	18	14	—
Total commercial	47	178	2
Commercial investor real estate mortgage	10	19	1
Total investor real estate	10	19	1
Residential first mortgage	53	8	1
Home equity	17	1	—
Consumer credit card	14	—	—
Indirect—vehicles and other consumer	13	—	—
Total consumer	97	9	1
	154	$206	$4

	Three Months Ended March 31, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	31	$99	$3
Commercial real estate mortgage—owner-occupied	31	28	1
Commercial real estate construction—owner-occupied	2	1	—
Total commercial	64	128	4
Commercial investor real estate mortgage	12	19	—
Commercial investor real estate construction	3	26	1
Total investor real estate	15	45	1
Residential first mortgage	49	8	1
Home equity	58	5	—
Consumer credit card	19	—	—
Indirect—vehicles and other consumer	47	1	—
Total consumer	173	14	1
	252	$187	$6

TDRs that defaulted during the three months ended March 31, 2018 and 2017, and that were modified in the previous twelve months (i.e., the twelve months prior to the default) were immaterial. At March 31, 2018, approximately $118 million of commercial and investor real estate loans modified in a TDR during the three months ended March 31, 2018 were on non-accrual status.
At March 31, 2018, Regions had restructured binding unfunded commitments totaling $21 million where a concession was granted and the borrower was in financial difficulty.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2018	2017
	(In millions)
Carrying value, beginning of period	$336	$324
Additions	8	8
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	22	4
Economic amortization associated with borrower repayments (1)	(10)	(10)
Carrying value, end of period	$356	$326
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2018	2017
	(Dollars in millions)
Unpaid principal balance	$31,641	$30,960
Weighted-average CPR (%)	9.0%	7.6%
Estimated impact on fair value of a 10% increase	$(24)	$(19)
Estimated impact on fair value of a 20% increase	$(43)	$(34)
Option-adjusted spread (basis points)	842	1,058
Estimated impact on fair value of a 10% increase	$(12)	$(13)
Estimated impact on fair value of a 20% increase	$(24)	$(27)
Weighted-average coupon interest rate	4.1%	4.2%
Weighted-average remaining maturity (months)	280	280
Weighted-average servicing fee (basis points)	27.3	27.4
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2018	2017
	(In millions)
Servicing related fees and other ancillary income	$23	$23
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the 2017 Annual Report on Form 10-K for additional information. Also see Note 13 herein for additional information related to the guarantee.
As of March 31, 2018 and December 31, 2017, the DUS servicing portfolio was approximately $2.8 billion and $2.9 billion, respectively. The related commercial MSRs were valued at approximately $47 million and $48 million at March 31, 2018 and December 31, 2017, respectively. The estimated fair value of the loss share guarantee was valued at approximately $4 million at both March 31, 2018 and December 31, 2017.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	452	452
	$4,904	$4,904
Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed description of the Company’s methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill.

During the first quarter of 2018, Regions assessed events and circumstances for all three reporting units as of March 31, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of March 31, 2018. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2018 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						March 31, 2018	December 31, 2017
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $8 million in cash dividends on both Series A and Series B Preferred Stock during the first three months of 2018 and 2017.
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
The Board declared a $0.09 per share cash dividend on common stock for the first quarter of 2018 as compared to $0.065 per common share for the first quarter of 2017.
As of March 31, 2018, Regions had repurchased approximately 78.1 million shares of common stock at a total cost of approximately $1.2 billion under this plan. The Company continued to repurchase shares under this plan in the second quarter of 2018, and as of May 8, 2018, Regions had additional repurchases of approximately 6.9 million shares of common stock at a total cost of approximately $129.1 million. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended March 31, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	2	(310)	(100)	6	(402)
End of period	$(31)	$(463)	$(151)	$(506)	$(1,151)

	Three Months Ended March 31, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(106)	$11	$(422)	$(550)
Net change	2	1	(23)	5	(15)
End of period	$(31)	$(105)	$(12)	$(417)	$(565)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(3)	Net interest income and other financing income
	1	1	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$—	$—	Securities gains (losses), net
	—	—	Tax (expense) or benefit
	$—	$—	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$11	$31	Net interest income and other financing income
	(3)	(12)	Tax (expense) or benefit
	$8	$19	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses)	$(9)	$(9)	(2)
	(9)	(9)	Total before tax
	2	3	Tax (expense) or benefit
	$(7)	$(6)	Net of tax

Total reclassifications for the period	$(1)	$11	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost and is included in other non-interest expense on the consolidated statements of income (see Note 9 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2018	2017
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$414	$293
Preferred stock dividends	(16)	(16)
Income from continuing operations available to common shareholders	398	277
Income (loss) from discontinued operations, net of tax	—	8
Net income available to common shareholders	$398	$285
Denominator:
Weighted-average common shares outstanding—basic	1,127	1,209
Potential common shares	14	15
Weighted-average common shares outstanding—diluted	1,141	1,224
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.35	$0.23
Diluted	0.35	0.23
Earnings (loss) per common share from discontinued operations(1):
Basic	$0.00	$0.01
Diluted	0.00	0.01
Earnings per common share(1):
Basic	$0.35	$0.24
Diluted	0.35	0.23
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 6 million and 15 million stock options, restricted stock units and awards and performance stock units for the three months ended March 31, 2018 and 2017, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover only certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended March 31
	2018	2017	2018	2017	2018	2017
	(In millions)
Service cost	$9	$8	$1	$1	$10	$9
Interest cost	18	18	1	1	19	19
Expected return on plan assets	(37)	(35)	—	—	(37)	(35)
Amortization of actuarial loss	8	8	1	1	9	9
Net periodic pension cost (credit)	$(2)	$(1)	$3	$3	$1	$2
The service cost component of net periodic pension cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made a contribution of $100 million for the 2017 plan year during the first quarter of 2018.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2018 or 2017.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2018 and December 31, 2017. Beginning in the first quarter of 2018, variation margin payments made for derivatives cleared through LCH Limited are legally characterized as settlements of the derivatives. Exchange traded derivatives cleared through LCH Limited were not offset prior to January 2018.

	March 31, 2018			December 31, 2017
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,597			$3,060	$1	$43
Derivatives in cash flow hedging relationships:
Interest rate swaps	7,825			6,825	5	188
Total derivatives designated as hedging instruments	$11,422			$9,885	$6	$231
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,166	$140	$307	$40,841	$308	$342
Interest rate options	5,063	39	23	4,598	23	15
Interest rate futures and forward commitments	42,341	10	11	20,404	6	5
Other contracts	6,066	59	55	5,721	51	48
Total derivatives not designated as hedging instruments	$94,636	$248	$396	$71,564	$388	$410
Total derivatives	$106,058	$248	$396	$81,449	$394	$641

Total gross derivative instruments, before netting		$248	$396		$394	$641
Less: Legally enforceable master netting agreements		112	112		107	107
Less: Cash collateral received/posted		30	113		34	131
Total gross derivative instruments, after netting (2)		$106	$171		$253	$403
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)
As of March 31, 2018, financial instruments posted of $49 million were not offset in the consolidated balance sheets. As of December 31, 2017, cash collateral posted of $257 million and financial instruments posted of $50 million were not offset in the consolidated balance sheets.

HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding accounting policies for derivatives.
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
Regions recognized an unrealized after-tax gain of $136 million and $154 million in accumulated other comprehensive income (loss) at March 31, 2018 and 2017, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $15 million and $19 million during the three months ended March 31, 2018 and 2017, respectively related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $4 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $50 million in pre-tax net income related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of March 31, 2018, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Three Months Ended March 31, 2018
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
Total amounts presented in the consolidated statements of income	$154	$851	$49	$72	$225

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$—	$(1)	$—
Recognized on derivatives	3	—	—	(32)	—
Recognized on hedged items	(3)	—	—	32	—
Net income (expense) recognized on fair value hedges	$—	$—	$—	$(1)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$11	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$11	$—	$—	$—

	Three Months Ended March 31, 2017
	Interest Income		Interest Expense		Non-interest expense
	Securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
Total amounts presented in the consolidated statements of income	$147	$773	$35	$50	$220

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$—	$1	$—
Recognized on derivatives	—	—	—	—	—
Recognized on hedged items	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$(1)	$—	$—	$1	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$31	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$31	$—	$—	$—
_____

(1)	See Note 7 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment Assets/(Liabilities)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
	(In millions)
Debt securities available for sale	$210	$(3)	$577	$7
Long-term borrowings	(3,321)	82	(101)	—

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2018 and December 31, 2017, Regions had $372 million and $197 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2018 and December 31, 2017, Regions had $737 million and $481 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2018 and December 31, 2017, the total notional amount related to these contracts was $5.0 billion and $4.8 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2017 and 2017:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2018	2017
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$7	$2
Interest rate options	7	2
Interest rate futures and forward commitments	1	2
Other contracts	2	(8)
Total capital markets fee income and other	17	(2)
Mortgage income:
Interest rate swaps	(18)	(2)
Interest rate options	3	2
Interest rate futures and forward commitments	(3)	(8)
Total mortgage income	(18)	(8)
	$(1)	$(10)
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.

Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at March 31, 2018 and December 31, 2017, totaled approximately $94 million and $251 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2018 and 2024. Swap participations, whereby Regions has sold credit protection have maturities between 2018 and 2025. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2018 was approximately $400 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2018 and 2017 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2018 and December 31, 2017, were $71 million and $91 million, respectively, for which Regions had posted collateral of $74 million and $90 million, respectively, in the normal course of business.
NOTE 11. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three month periods ended March 31, 2018 and 2017. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$327	$—	$—	$327	$331	$—	$—	$331
Federal agency securities	—	42	—	42	—	28	—	28
Mortgage-backed securities (MBS):
Residential agency	—	17,152	—	17,152	—	17,431	—	17,431
Residential non-agency	—	—	2	2	—	—	3	3
Commercial agency	—	3,661	—	3,661	—	3,714	—	3,714
Commercial non-agency	—	766	—	766	—	788	—	788
Corporate and other debt securities	—	1,132	3	1,135	—	1,105	3	1,108
Total debt securities available for sale	$327	$22,753	$5	$23,085	$331	$23,066	$6	$23,403
Loans held for sale	$—	$282	$—	$282	$—	$325	$—	$325
Marketable equity securities(2)	$525	$—	$—	$525	$414	$—	$—	$414
Residential mortgage servicing rights	$—	$—	$356	$356	$—	$—	$336	$336
Derivative assets:
Interest rate swaps	$—	$140	$—	$140	$—	$314	$—	$314
Interest rate options	—	26	13	39	—	18	5	23
Interest rate futures and forward commitments	—	10	—	10	—	6	—	6
Other contracts	2	57	—	59	2	49	—	51
Total derivative assets	$2	$233	$13	$248	$2	$387	$5	$394
Derivative liabilities:
Interest rate swaps	$—	$307	$—	$307	$—	$573	$—	$573
Interest rate options	—	23	—	23	—	15	—	15
Interest rate futures and forward commitments	—	11	—	11	—	5	—	5
Other contracts	2	53	—	55	2	46	—	48
Total derivative liabilities	$2	$394	$—	$396	$2	$639	$—	$641
Non-recurring fair value measurements
Loans held for sale	$—	$—	$7	$7	$—	$—	$20	$20
Equity investments without a readily determinable fair value(3)	—	—	13	13	—	—	—	—
Foreclosed property and other real estate	—	18	4	22	—	24	9	33
_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

(2)
Marketable equity securities were reclassified from trading account securities and securities available for sale to other earning assets, beginning in the first quarter of 2018, with the adoption of new accounting guidance. Prior periods have been reclassified to conform to current period presentation.

(3)
With the adoption of new accounting guidance, effective January 1, 2018, equity investments without a readily determinable fair value are required to be adjusted prospectively to estimated fair value when an observable price transaction for a same or similar investment with the same issuer occurs.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.

The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at March 31, 2018 and 2017 are not material.

	Three Months Ended March 31, 2018
	Opening Balance January 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	12	(1)	—	8	—	—	—	—	—	$356

	Three Months Ended March 31, 2017
	Opening Balance January 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$324	(6)	(1)	—	8	—	—	—	—	—	$326
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2018	2017
	(In millions)
Loans held for sale	$(3)	$(4)
Foreclosed property and other real estate	(5)	(4)
Equity investments without a readily determinable fair value	7	—
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2018, and December 31, 2017. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2018, and December 31, 2017, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2018
	Level 3 Estimated Fair Value at March 31, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$356	Discounted cash flow	Weighted-average CPR (%)	3.6% - 28.0% (9.0%)
			OAS (%)	7.8% - 15.0% (8.4%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2017
	Level 3 Estimated Fair Value at December 31, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$336	Discounted cash flow	Weighted-average CPR (%)	7.9% - 28.1% (9.9%)
			OAS (%)	8.1% - 15.0% (8.6%)
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2018			December 31, 2017
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$282	$273	$9	$325	$314	$11

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2018 and 2017. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended March 31
	2018	2017
	(In millions)
Mortgage loans held for sale, at fair value	$(3)	$4
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2018 are as follows:

	March 31, 2018
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,185	$3,185	$3,185	$—	$—
Debt securities held to maturity	1,611	1,585	—	1,585	—
Debt securities available for sale	23,085	23,085	327	22,753	5
Loans held for sale	452	452	—	439	13
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	77,917	76,683	—	—	76,683
Other earning assets(4)	1,190	1,190	525	665	—
Derivative assets	248	248	2	233	13
Financial liabilities:
Derivative liabilities	396	396	2	394	—
Deposits	96,990	97,015	—	97,015	—
Long-term borrowings	7,949	8,239	—	7,814	425
Loan commitments and letters of credit	77	413	—	—	413
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at March 31, 2018 was $1.2 billion or 1.6 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.1 billion at March 31, 2018.

(4)	Excluded from this table is the operating lease carrying amount of $450 million at March 31, 2018.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2017 are as follows:

	December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,981	$3,981	$3,981	$—	$—
Debt securities held to maturity	1,658	1,667	—	1,667	—
Debt securities available for sale	23,403	23,403	331	23,066	6
Loans held for sale	348	348	—	328	20
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	77,942	76,871	—	—	76,871
Other earning assets(4)	1,402	1,402	414	988	—
Derivative assets	394	394	2	387	5
Financial liabilities:
Derivative liabilities	641	641	2	639	—
Deposits	96,889	96,927	—	96,927	—
Long-term borrowings	8,132	8,517	—	7,757	760
Loan commitments and letters of credit	79	540	—	—	540
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

NOTE 12. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2017.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
Discontinued operations includes all brokerage and investment activities associated with the sale of Morgan Keegan which closed on April 2, 2012, as well as the pending sale of Regions Insurance Group, Inc. and related affiliates. See Note 2 for related discussion.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$340	$542	$49	$(22)	$909	$—	$909
Provision (credit) for loan losses	55	76	4	(145)	(10)	—	(10)
Non-interest income	144	276	77	10	507	34	541
Non-interest expense	233	523	91	37	884	34	918
Income (loss) before income taxes	196	219	31	96	542	—	542
Income tax expense (benefit)	49	55	8	16	128	—	128
Net income (loss)	$147	$164	$23	$80	$414	$—	$414
Average assets	$51,037	$35,011	$2,359	$34,917	$123,324	$170	$123,494

	Three Months Ended March 31, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$341	$518	$46	$(46)	$859	$—	$859
Provision (credit) for loan losses	67	74	5	(76)	70	—	70
Non-interest income	123	275	74	2	474	36	510
Non-interest expense	214	513	84	32	843	23	866
Income (loss) before income taxes	183	206	31	—	420	13	433
Income tax expense (benefit)	69	78	12	(32)	127	5	132
Net income (loss)	$114	$128	$19	$32	$293	$8	$301
Average assets	$52,340	$35,047	$2,518	$34,747	$124,652	$158	$124,810
NOTE 13. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2018	December 31, 2017
	(In millions)
Unused commitments to extend credit	$46,328	$45,705
Standby letters of credit	1,436	1,348
Commercial letters of credit	76	76
Liabilities associated with standby letters of credit	28	26
Assets associated with standby letters of credit	29	28
Reserve for unfunded credit commitments	49	53
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
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs filed an appeal, and in April 2017, the appellate court affirmed the dismissal of the plaintiffs’ claims under the RICO Act. The appellate court reversed the trial court’s dismissal of the commercial disparagement and tortious interference claims and remanded those claims but limited the plaintiffs’ damages. Plaintiffs filed an appeal with the Supreme Court of New Jersey in May 2017, and in October 2017, that court denied the plaintiffs' petition and remanded the case to the trial court. A trial date has been set for early June 2018. This matter is subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of March 31, 2018, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At March 31, 2018 and December 31, 2017, the Company's DUS servicing portfolio totaled approximately $2.8 billion and $2.9 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $915 million and $923 million at March 31, 2018 and December 31, 2017, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both March 31, 2018 and December 31, 2017. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

NOTE 14. REVENUE RECOGNITION
The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration Regions expects to be entitled to in exchange for those products or services. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2017, for descriptions of the accounting and reporting policies related to revenue recognition.
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated.

	Three Months Ended March 31, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$37	$131	$1	$1	$1	$171	$—
Card and ATM fees	12	96	—	—	(4)	104	—
Investment management and trust fee income	—	—	58	—	—	58	—
Capital markets fee income and other	18	—	—	—	32	50	—
Mortgage income	—	—	—	—	38	38	—
Bank-owned life insurance	—	—	—	—	17	17	—
Commercial credit fee income	—	—	—	—	17	17	—
Investment services fee income	—	—	17	—	—	17	—
Market value adjustments on employee benefit assets	—	—	—	—	(1)	(1)	—
Insurance commissions and fees	—	—	—	—	—	—	34
Other miscellaneous income	5	9	1	—	21	36	—
	$72	$236	$77	$1	$121	$507	$34

	Three Months Ended March 31, 2017 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$36	$127	$1	$2	$2	$168	$—
Card and ATM fees	12	93	—	—	(1)	104	—
Investment management and trust fee income	—	—	56	—	—	56	—
Capital markets fee income and other	9	—	—	—	23	32	—
Mortgage income	—	—	—	—	41	41	—
Bank-owned life insurance	—	—	—	—	19	19	—
Commercial credit fee income	—	—	—	—	18	18	—
Investment services fee income	—	—	16	—	—	16	—
Market value adjustments on employee benefit assets	—	—	—	—	5	5	—
Insurance commissions and fees	—	—	—	—	—	—	36
Other miscellaneous income	3	11	1	—	—	15	—
	$60	$231	$74	$2	$107	$474	$36
________

(1)	This revenue is not impacted by the new accounting guidance and continues to be recognized when earned in accordance with the Company's existing revenue recognition policy.

(2)	Prior period amounts have not been adjusted under the modified retrospective method.
Regions elected the practical expedient related to contract costs and will continue to expense sales commissions and any related contract costs when incurred because the amortization period would have been one year or less.
Regions also elected the practical expedient related to remaining performance obligations and therefore did not disclose the value of unsatisfied performance obligations for 1) contracts with an original expected length of one year or less and 2) contracts for which revenue is recognized at the amount to which Regions has the right to invoice for services performed.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2018
ASU 2014-09, Revenue from Contracts with Customers

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

January 1, 2018
Regions adopted the new revenue recognition standard on January 1, 2018 using the modified retrospective method. The adoption of this guidance did not have a material impact to the financial statements. For the three months ended March 31, 2018, approximately $420 million of non-interest income is within the scope of the new revenue recognition standard and includes service charges on deposit accounts, card and ATM fees, investment management and trust fee income, capital markets fee income, investment services fee income and other components within non-interest income. Income streams that are out of scope of the new standard include interest income, mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. Regions also developed additional quantitative and qualitative disclosures required by the new revenue recognition standard. See Note 14.

ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments

ASU 2018-04, Debt Securities and Regulated Operations

This ASU amends ASC Topic 825, Financial Instruments-Overall, and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other minor amendments applicable to Regions, the main provisions require investments in equity securities to be measured at fair value with changes in fair value recognized through net income unless they qualify for a practicability exception (excludes investments accounted for under the equity method of accounting or those that result in consolidation of the investee). Except for disclosure requirements that have been adopted prospectively, the ASU must be adopted on a modified retrospective basis.
January 1, 2018
The adoption of this guidance resulted in trading account assets and equity securities available for sale being reclassified to other earning assets. The adoption of this guidance did not have a material impact. See Note 3.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This ASU amends Topic 230, Statement of Cash Flows, and provides clarification with respect to classification within the statement of cash flows where current guidance is unclear or silent. The ASU must be adopted retrospectively.

		January 1, 2018	The adoption of this guidance did not have a material impact.
ASU 2017-01, Clarifying the Definition of a Business
This ASU amends Topic 805, Business Combinations, and provides additional accounting guidance to better determine when a set of assets and activities is a business. The ASU must be adopted prospectively.
		January 1, 2018	The adoption of this guidance did not have a material impact.
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
		January 1, 2018	Regions adopted the guidance using the modified retrospective method. The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2018 (continued)
ASU 2017-07, Compensation- Retirement Benefits
This ASU amends Topic 715, Retirement Benefits, and provides more prescriptive guidance around the presentation of net periodic pension and postretirement benefit cost in the income statement. The amendment requires that the service cost component be disaggregated from other components of net periodic benefit cost in the income statement. The ASU must be adopted retrospectively.
January 1, 2018
For the first quarter of 2018, Regions recorded the service cost component of net periodic pension and postretirement benefit cost in salaries and employee benefits in the income statement. The other components of net periodic pension and postretirement benefit cost were recorded in other non-interest expense. The first quarter of 2017 has been revised to conform to this presentation. The adoption of this guidance did not have a material impact. See Note 9.

ASU 2017-09, Stock Compensation: Scope of Modification Accounting
This ASU amends Topic 718, Compensation- Stock Compensation, and clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance. The ASU must be adopted prospectively to modifications that occur on or after the adoption date.
		January 1, 2018	The adoption of this guidance did not have a material impact.
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
This ASU amends ASC 815, Derivatives and Hedging to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Except for disclosure requirements that have been adopted prospectively, the ASU must be adopted on a modified retrospective basis.
		January 1, 2019. Early adoption is permitted.	Regions elected to adopt this ASU for financial reporting as of January 1, 2018. The adoption of this guidance did not have a material impact. See Note 10.
ASU 2018-05, Income Taxes
This ASU amends SEC guidance in the Codification related to income taxes to reflect the guidance in SEC Staff Accounting Bulletin 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The staff believes that to the extent a company can reasonably estimate the impact of the Tax Cuts and Job Act, such items should be reported in the first reporting period in which the Company is able to determine the reasonable estimate.

		Adopted upon issuance.	Regions does not expect this guidance to have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2016-02, Leases ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842
This ASU creates ASC Topic 842, Leases, and supersedes Topic 840, Leases. The new guidance requires lessees to record a right-of-use asset and a corresponding liability equal to the present value of future rental payments on their balance sheets for all leases with a term greater than one year. There are not significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. This guidance expands both quantitative and qualitative required disclosures. This ASU should be adopted on a modified retrospective basis.
January 1, 2019 Early adoption is permitted.
This ASU supersedes the lease accounting requirements in ASC Topic 840, Leases. Regions has established a leasing standard implementation team comprised of the Corporate Controller’s group, Corporate Real Estate and other business and finance management to plan and execute the adoption of the new leasing standard.

The implementation team has substantially completed the identification of Regions’ leases that will need to be measured and reported as a right-of-use asset and corresponding liability for future rental payments. The implementation team is currently working with a lease administration vendor to set up and test the accounting for the lease contracts on the lease administration system. Based on preliminary estimates that are subject to change, Regions has a range of approximately $400-$600 million of future lease obligations that would be measured and recognized when the new guidance is adopted (refer to Note 24 to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017). While this amount represents a large majority of the leases that are within the scope of the new leasing standard, the implementation team will continue reviewing service contracts up through the effective date and may identify additional leases embedded in those arrangements that will be within the scope of the new standard.

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

While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for available for sale securities, rather than reduce the amortized cost of the securities by direct write-offs.

The ASU should be adopted on a modified retrospective basis. Entities that have loans accounted for under ASC 310-30 at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.
January 1, 2020 Early adoption permitted beginning January 1, 2019.
Regions’ cross-functional implementation team, which is co-led by Finance and Risk Management, has developed a project plan that results in the adoption of the standard in the first quarter of 2020. Key project implementation activities for 2018 will focus on model enhancements, execution and implementation, continued challenge of model outputs, processes and controls, policies, disclosures, and data resolution.

Regions expects adoption of the standard will result in an overall increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining contractual life of the portfolio. Based on initial modeling, loan portfolios expected to generate the majority of the increase include longer-dated loans such as residential first mortgages and home equity lending products. Additionally, there could be decreases in the allowance in certain of our loan portfolios at adoption.

Regions expects no material allowance on held to maturity securities since the majority of this portfolio consists of agency-backed securities that inherently have an immaterial risk of loss. Additionally, Regions expects no material allowance impact to available for sale securities.

The amount of the change in these allowances will be impacted by the portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time. Regions does not anticipate early adoption of the new standard.

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
NOTE 16. SUBSEQUENT EVENT
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction is expected to generate an after-tax gain of approximately $200 million and Common Equity Tier 1 capital of approximately $300 million at closing. The transaction has been authorized by the Board of Directors of the Company and the Board of Directors of BB&T Insurance Holdings, Inc., and is anticipated to close in the third quarter of 2018, subject to regulatory approval and customary closing conditions.
The transaction purchase price is not subject to any adjustment that would have a material impact to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2017, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Effective January 1, 2018, the Company adopted new accounting guidance and certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. See Note 1 "Basis of Presentation" and Note 15 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2018 compared to the three months ended March 31, 2017 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2018 compared to December 31, 2017.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 5 through 7 for additional information regarding forward-looking statements.
CORPORATE PROFILE
Regions is a financial holding company headquartered in Birmingham, Alabama, that operates in the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, trust services, merger and acquisition advisory services and other specialty financing.
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2018, Regions operated 1,473 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 12 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction is expected to close in the third quarter of 2018, subject to regulatory approvals and customary closing conditions. On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. and Regions Trust were not included in the sale; they are included in the Wealth Management segment. See Note 2 “Discontinued Operations” to the consolidated financial statements for further discussion.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and other financing income as well as non-interest income sources. Net interest income and other financing income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income and other financing income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Net interest income and other financing income also includes rental income and depreciation expense associated with operating leases for which Regions is the lessor. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments, and other operating expenses, as well as income taxes.
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
FIRST QUARTER OVERVIEW
Regions reported net income available to common shareholders of $398 million, or $0.35 per diluted share, in the first quarter of 2018 compared to $285 million, or $0.23 per diluted share, in the first quarter of 2017. Net income available to common shareholders from continuing operations was $398 million, or $0.35 per diluted share, compared to $277 million, or $0.23 per diluted share, over these same periods. The primary drivers of the increases in results from the prior year period were increased net interest income and other financing income and decreased provision for loan losses.

For the first quarter of 2018, net interest income and other financing income (taxable-equivalent basis) totaled $922 million, up $41 million compared to the first quarter of 2017. The net interest margin (taxable-equivalent basis) was 3.46 percent for the first quarter of 2018 and 3.25 percent in the first quarter of 2017. Net interest margin (taxable-equivalent basis) benefited from higher market interest rates, partially offset by increases in funding costs associated with bank debt issued early in the first quarter of 2018 and lower average loan balances.
The provision (credit) for loan losses totaled $(10) million in the first quarter of 2018 compared to $70 million during the first quarter of 2017. The decrease from the prior period was the result of several factors, including broad-based improvements in credit metrics, payoffs and paydowns of criticized loans, and a net benefit from the sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans. Additionally, the (credit) for loan losses was impacted because the Company reduced its hurricane-specific allowance by $30 million during the current quarter. See the "Provision (Credit) for Loan Losses" section later in the Management’s Discussion and Analysis for related discussion.
Net charge-offs totaled $84 million, or an annualized 0.42 percent of average loans, in the first quarter of 2018, compared to $100 million, or an annualized 0.51 percent for the first quarter of 2017. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at March 31, 2018, was 1.05 percent of total loans, net of unearned income, compared to 1.17 percent at December 31, 2017. Total non-performing loans decreased to 0.75 percent of total loans, net of unearned income, at March 31, 2018, compared to 0.81 percent at December 31, 2017.
Non-interest income from continuing operations was $507 million for the first quarter of 2018 compared to $474 million for the first quarter of 2017. The increase was primarily driven by growth in capital markets fee income and other, service charges on deposit accounts and other miscellaneous non-interest income. See Table 20 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $884 million in the first quarter of 2018, a $41 million increase from the first quarter of 2017. The increase was primarily driven by higher salaries and employee benefits, outside services and professional fees. See Table 21 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended March 31, 2018 was $128 million compared to income tax expense of $127 million for the same period in 2017. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Subsequent to the end of the quarter, on April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction is expected to close in the third quarter, subject to regulatory approvals and customary closing conditions. A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report. See Note 2 "Discontinued Operations" to the consolidated financial statements for additional information.
2018 Expectations
Management expectations for 2018 are noted below:

•	Full year adjusted average loan growth in the low single digits compared to 2017 adjusted average balances

•	Full year average deposit growth in the low single digits compared to 2017 average balances, excluding brokered and Wealth Institutional Services deposits

•	Adjusted net interest income and other financing income (non-taxable equivalent basis) growth of 4 to 6 percent; revised from the previous guidance of 3 to 5 percent

•	Adjusted non-interest income growth of 3 to 6 percent

•	Adjusted non-interest expenses relatively stable

•	Adjusted efficiency ratio less than 60 percent

•	Positive adjusted operating leverage of approximately 3 to 5 percent

•	Effective income tax rate in the 20 to 22 percent range

•	Full year net charge-offs of 35 to 50 basis points; based on recent trends and current market conditions, currently expect to be at the lower end of the range
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-Q. For more information related to the Company's 2018 expectations, including additional guidance within the ranges disclosed above, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.

BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $796 million from year-end 2017 to March 31, 2018. This decrease was due primarily to a decrease in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1— Debt Securities

	March 31, 2018	December 31, 2017
	(In millions)
U.S. Treasury securities	$327	$331
Federal agency securities	42	28
Mortgage-backed securities:
Residential agency	18,124	18,442
Residential non-agency	2	3
Commercial agency	4,300	4,361
Commercial non-agency	766	788
Corporate and other debt securities	1,135	1,108
	$24,696	$25,061
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at March 31, 2018 decreased slightly from year-end 2017. See Note 3 "Securities" to the consolidated financial statements for additional information.
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $452 million at March 31, 2018, consisting of $286 million of residential real estate mortgage loans, $158 million of commercial mortgage and other loans, and $8 million of non-performing loans. At December 31, 2017, loans held for sale totaled $348 million, consisting of $325 million of residential real estate mortgage loans, $6 million of commercial mortgage and other loans, and $17 million of non-performing loans. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties. The level of commercial mortgage loans held for sale also fluctuates depending on timing.

LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at March 31, 2018. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2018	December 31, 2017
	(In millions, net of unearned income)
Commercial and industrial	$36,787	$36,115
Commercial real estate mortgage—owner-occupied	6,044	6,193
Commercial real estate construction—owner-occupied	306	332
Total commercial	43,137	42,640
Commercial investor real estate mortgage	3,742	4,062
Commercial investor real estate construction	1,845	1,772
Total investor real estate	5,587	5,834
Residential first mortgage	13,892	14,061
Home equity	9,916	10,164
Indirect—vehicles	3,310	3,326
Indirect—other consumer	1,611	1,467
Consumer credit card	1,237	1,290
Other consumer	1,132	1,165
Total consumer	31,098	31,473
	$79,822	$79,947
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2017 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $672 million since year-end 2017 driven primarily by new relationships and expansion of existing relationships in government and institutional banking, energy and natural resources, and technology and defense, which offset the impact of large corporate customers utilizing the fixed income market to pay down and pay off bank debt. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $149 million from year-end 2017, reflecting a slowing pace of decline. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	March 31, 2018
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,047	$666	$1,713
Agriculture	470	236	706
Educational services	2,371	381	2,752
Energy	1,817	1,862	3,679
Financial services	3,548	3,422	6,970
Government and public sector	2,751	535	3,286
Healthcare	4,191	1,535	5,726
Information	1,262	837	2,099
Manufacturing	4,415	3,685	8,100
Professional, scientific and technical services	1,718	1,278	2,996
Real estate	6,452	6,020	12,472
Religious, leisure, personal and non-profit services	1,778	724	2,502
Restaurant, accommodation and lodging	2,185	609	2,794
Retail trade	2,465	2,038	4,503
Transportation and warehousing	1,832	953	2,785
Utilities	1,393	2,124	3,517
Wholesale goods	3,406	2,094	5,500
Other (1)	36	1,978	2,014
Total commercial	$43,137	$30,977	$74,114

	December 31, 2017 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$976	$620	$1,596
Agriculture	525	247	772
Educational services	2,353	378	2,731
Energy	1,767	1,877	3,644
Financial services	3,615	3,336	6,951
Government and public sector	2,785	394	3,179
Healthcare	4,216	1,586	5,802
Information	1,294	813	2,107
Manufacturing	4,181	3,785	7,966
Professional, scientific and technical services	1,764	1,266	3,030
Real estate	6,315	5,772	12,087
Religious, leisure, personal and non-profit services	1,841	726	2,567
Restaurant, accommodation and lodging	2,224	642	2,866
Retail trade	2,336	2,294	4,630
Transportation and warehousing	1,815	863	2,678
Utilities	1,557	2,114	3,671
Wholesale goods	3,148	2,267	5,415
Other (1)	(72)	1,604	1,532
Total commercial	$42,640	$30,584	$73,224
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

(2)
As customers' businesses evolve (e.g. up or down the vertical manufacturing chain), Regions may need to change the assigned business industry code used to define the customer relationship. When these changes occur, Regions does not recast the customer history for prior periods into the new classification because the business industry code used in the prior period was deemed appropriate. As a result, comparable period changes may be impacted.

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $247 million in comparison to 2017 year-end balances. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $169 million decline in comparison to 2017 year-end balances primarily due to the first quarter 2018 sale of $254 million of primarily performing troubled debt restructured loans as well as certain non-restructured interest-only loans. Approximately $625 million in new loan originations were retained on the balance sheet through the first three months of 2018.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $9.9 billion at March 31, 2018 as compared to $10.2 billion at December 31, 2017. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2018. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2018	$10	0.15%	$15	0.24%	$25
2019	60	0.94	51	0.81	111
2020	123	1.94	98	1.54	221
2021	147	2.31	130	2.04	277
2022	160	2.53	149	2.34	309
2023-2027	2,047	32.21	2,092	32.92	4,139
2028-2032	733	11.53	538	8.47	1,271
Thereafter	1	0.01	1	0.02	2
Total	$3,281	51.62%	$3,074	48.38%	$6,355
Of the $9.9 billion home equity portfolio at March 31, 2018, approximately $6.3 billion were home equity lines of credit and $3.6 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment period. Prior to May 2009, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances were less than 1 percent in the residential first mortgage portfolio and 1 percent in the home equity portfolio at March 31, 2018.
Table 5—Estimated Current Loan to Value Ranges

	March 31, 2018			December 31, 2017
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$104	$44	$98	$123	$49	$117
80% - 100%	1,689	254	463	1,711	275	485
Below 80%	11,551	6,151	2,697	11,639	6,257	2,766
Data not available	548	79	130	588	85	130
	$13,892	$6,528	$3,388	$14,061	$6,666	$3,498
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $16 million from year-end 2017, primarily because Regions terminated a third-party purchase arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease during 2018.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $144 million from year-end 2017 primarily due to continued growth in point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $53 million from year-end 2017.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $33 million from year-end 2017.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both March 31, 2018 and December 31, 2017.

Table 6—Estimated Current FICO Score Ranges

	March 31, 2018
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$674	$257	$168	$325	$48	$93	$73
620-680	788	493	292	392	173	221	145
681-720	1,286	755	414	413	294	279	217
Above 720	10,497	4,883	2,457	2,093	945	636	645
Data not available	647	140	57	87	151	8	52
	$13,892	$6,528	$3,388	$3,310	$1,611	$1,237	$1,132

	December 31, 2017
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$741	$261	$161	$328	$43	$85	$72
620-680	829	492	300	396	153	220	146
681-720	1,353	775	435	419	246	288	227
Above 720	10,344	5,000	2,546	2,088	765	689	656
Data not available	794	138	56	95	260	8	64
	$14,061	$6,666	$3,498	$3,326	$1,467	$1,290	$1,165
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (“allowance”) consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Discussion of the methodology used to calculate the allowance is included in Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $840 million at March 31, 2018 as compared to $934 million at December 31, 2017. The allowance for loan losses as a percentage of net loans decreased from 1.17 percent at December 31, 2017 to 1.05 percent at March 31, 2018. The decrease in percentage is attributable to reductions in non-performing, criticized and troubled debt restructured loans, as well as total delinquencies.
During the first three months of 2018, the provision (credit) for loan losses was less than net charge-offs by approximately $94 million, as a result of broad-based improvements in credit metrics, as well as payoffs and paydowns of criticized loans. Additionally, lower than anticipated losses associated with certain 2017 hurricanes resulted in a $30 million reduction to the Company's hurricane-specific loan loss allowance. Lastly, a $16 million net reduction to the provision (credit) for loan losses from the first quarter of 2018 sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans also contributed to the results.
Management expects that net loan charge-offs will be in the 0.35 percent to 0.50 percent range for the 2018 year; based on recent trends and current market conditions, Regions currently expects to be at the lower end of that range. Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2018. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 7 “Allowance for Credit Losses.”

Table 7—Allowance for Credit Losses

	Three Months Ended March 31
	2018	2017
	(Dollars in millions)
Allowance for loan losses at beginning of year	$934	$1,091
Loans charged-off:
Commercial and industrial	25	47
Commercial real estate mortgage—owner-occupied	5	11
Commercial investor real estate mortgage	8	1
Residential first mortgage	8	3
Home equity	6	9
Indirect—vehicles	12	15
Indirect—other consumer	12	6
Consumer credit card	16	13
Other consumer	20	19
	112	124
Recoveries of loans previously charged-off:
Commercial and industrial	8	5
Commercial real estate mortgage—owner-occupied	2	1
Commercial investor real estate mortgage	2	2
Residential first mortgage	1	1
Home equity	4	5
Indirect—vehicles	5	5
Indirect—other consumer	—	—
Consumer credit card	2	1
Other consumer	4	4
	28	24
Net charge-offs:
Commercial and industrial	17	42
Commercial real estate mortgage—owner-occupied	3	10
Commercial investor real estate mortgage	6	(1)
Residential first mortgage	7	2
Home equity	2	4
Indirect—vehicles	7	10
Indirect—other consumer	12	6
Consumer credit card	14	12
Other consumer	16	15
	84	100
Provision (credit) for loan losses	(10)	70
Allowance for loan losses at March 31	$840	$1,061
Reserve for unfunded credit commitments at beginning of year	$53	$69
Provision (credit) for unfunded credit losses	(4)	1
Reserve for unfunded credit commitments at March 31	$49	$70
Allowance for credit losses at March 31	$889	$1,131
Loans, net of unearned income, outstanding at end of period	$79,822	$79,869
Average loans, net of unearned income, outstanding for the period	$79,891	$80,178
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.05%	1.33%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.40x	1.06x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.42%	0.51%

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
Table 8—Troubled Debt Restructurings

	March 31, 2018		December 31, 2017
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$233	$26	$232	$27
Investor real estate	83	5	90	6
Residential first mortgage	162	15	368	36
Home equity	234	8	245	4
Consumer credit card	1	—	1	—
Other consumer	8	—	9	—
	721	54	945	73
Non-accrual status or 90 days past due and still accruing:
Commercial	194	35	115	30
Investor real estate	10	3	1	—
Residential first mortgage	57	6	69	7
Home equity	14	—	14	—
	275	44	199	37
Total TDRs - Loans	$996	$98	$1,144	$110

TDRs - Held For Sale	7	—	13	—
Total TDRs	$1,003	$98	$1,157	$110
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$347	$91	$520	$95
Inflows	165	48	81	34
Outflows:
Charge-offs	(2)	—	(9)	(1)
Foreclosure	—	—	(1)	—
Payments, sales and other (1)	(83)	(46)	(100)	(15)
Balance, end of period	$427	$93	$491	$113
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $8 million of commercial loans and $5 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the three months ended March 31, 2018. During the three months ended March 31, 2017, $4 million of commercial loans and none of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$364	$404
Commercial real estate mortgage—owner-occupied	102	118
Commercial real estate construction—owner-occupied	5	6
Total commercial	471	528
Commercial investor real estate mortgage	14	5
Commercial investor real estate construction	—	1
Total investor real estate	14	6
Residential first mortgage	47	47
Home equity	69	69
Total consumer	116	116
Total non-performing loans, excluding loans held for sale	601	650
Non-performing loans held for sale	8	17
Total non-performing loans(1)	609	667
Foreclosed properties	66	73
Total non-performing assets(1)	$675	$740
Accruing loans 90 days past due:
Commercial and industrial	$5	$4
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	6	5
Commercial investor real estate mortgage	—	1
Total investor real estate	—	1
Residential first mortgage(2)	69	92
Home equity	33	37
Indirect—vehicles	8	9
Consumer credit card	17	19
Other consumer	5	4
Total consumer	132	161
	$138	$167
Restructured loans not included in the categories above	$721	$945
Non-performing loans(1) to loans and non-performing loans held for sale	0.76%	0.83%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.85%	0.92%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $127 million at March 31, 2018 and $124 million at December 31, 2017.

Non-performing loans at March 31, 2018 have decreased compared to year-end levels, due to continued broad-based improvement in credit quality. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 61 percent of the total balance at March 31, 2018.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2018.

Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $138 million at March 31, 2018, a decrease from $167 million at December 31, 2017.
At March 31, 2018, Regions had approximately $75 million to $150 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$528	$6	$116	$650
Additions	78	18	—	96
Net payments/other activity	(84)	(1)	2	(83)
Return to accrual	(16)	(1)	—	(17)
Charge-offs on non-accrual loans(2)	(28)	(8)	—	(36)
Transfers to held for sale(3)	(5)	—	(2)	(7)
Sales	(2)	—	—	(2)
Balance at end of period	$471	$14	$116	$601

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$836	$17	$142	$995
Additions	186	5	—	191
Net payments/other activity	(90)	(2)	(11)	(103)
Return to accrual	(15)	(1)	—	(16)
Charge-offs on non-accrual loans(2)	(56)	(1)	—	(57)
Transfers to held for sale(3)	(4)	(1)	—	(5)
Transfers to foreclosed properties	(1)	—	—	(1)
Sales	—	—	—	—
Balance at end of period	$856	$17	$131	$1,004
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $3 million and $2 million recorded upon transfer for the three months ended March 31, 2018 and 2017, respectively.
GOODWILL
Goodwill totaled $4.9 billion at both March 31, 2018 and December 31, 2017 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2017 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the first quarter of 2018 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2018 interim period.
OTHER EARNING ASSETS
Other earning assets totaled $1.6 billion at March 31, 2018, consisting primarily of $619 million of FRB and FHLB stock, $450 million of operating lease assets, and $525 million marketable equity securities. At December 31, 2017, other earning assets totaled $1.9 billion, consisting primarily of $684 million of FRB and FHLB stock, $489 million of operating lease assets, and $414 million of marketable equity securities.

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
The following table summarizes deposits by category:
Table 12—Deposits

	March 31, 2018	December 31, 2017
	(In millions)
Non-interest-bearing demand	$36,935	$36,127
Savings	8,983	8,413
Interest-bearing transaction	19,916	20,161
Money market—domestic	24,478	25,306
Money market—foreign	18	23
Low-cost deposits	90,330	90,030
Time deposits	6,660	6,859
	$96,990	$96,889
Total deposits at March 31, 2018 increased approximately $101 million compared to year-end 2017 levels. The increase was driven by increases in non-interest-bearing demand and savings accounts totaling approximately $1.4 billion. These increases were offset by declines in money market accounts and interest-bearing transaction accounts totaling approximately $1.1 billion. Money market accounts have continued to decline as a result of a decision to reduce higher-cost brokered deposits that were no longer a necessary component of the Company's funding strategy. Interest-bearing transaction accounts have declined primarily due to the Company's continued strategic reduction of certain trust customer deposits, which require collateralization by securities, and have been shifted into other fee income-producing customer investments. Customer time deposits declined approximately $199 million due to maturities with minimal reinvestment by customers as a result of continued customer preference for more liquid deposit products as market interest rates remain low.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled zero at March 31, 2018 as compared to $500 million at December 31, 2017. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
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

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	March 31, 2018	December 31, 2017
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$101	$101
3.20% senior notes due February 2021	1,101	1,101
2.75% senior notes due August 2022	995	995
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	158	158
7.375% subordinated notes due December 2037	297	297
Valuation adjustments on hedged long-term debt	(75)	(50)
	2,677	2,702
Regions Bank:
Federal Home Loan Bank advances	2,603	3,653
2.25% senior notes due September 2018	749	749
7.50% subordinated notes due May 2018	500	500
2.75% senior notes due April 2021	548	—
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	349	—
6.45% subordinated notes due June 2037	495	495
Other long-term debt	35	35
Valuation adjustments on hedged long-term debt	(7)	(2)
	5,272	5,430
Total consolidated	$7,949	$8,132
Long-term borrowings decreased approximately $183 million since year-end 2017. FHLB advances decreased $1.1 billion. Regions issued $550 million of 2.75% senior bank notes due April 1, 2021 and simultaneously entered into an interest rate swap effectively converting the 2.75% senior bank notes to floating rate notes at 1 month LIBOR. Regions also issued $350 million of senior floating rate bank notes at 3 month LIBOR plus 38 basis points due April 1, 2021.
Long-term FHLB advances have a weighted-average interest rate of 1.8 percent at March 31, 2018 and 1.4 percent at December 31, 2017 with remaining maturities ranging from less than one year to thirteen years and a weighted-average of 0.8 years.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $15.9 billion at March 31, 2018 as compared to $16.2 billion billion at December 31, 2017. During the first three months of 2018, net income increased stockholders’ equity by $414 million, while cash dividends on common stock reduced stockholders' equity by $101 million and cash dividends on preferred stock reduced stockholder's equity by $16 million. Changes in accumulated other comprehensive income decreased stockholders' equity by $402 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments. Common stock repurchased during the first three months of 2018 reduced stockholders' equity by $235 million. These shares were immediately retired and therefore are not included in treasury stock.
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
Additionally, the Basel III Rules introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios. The Basel III Rules also prescribe a standardized approach for risk weightings of assets and off-balance sheet exposures to derive the capital ratios.
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
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approach institutions, and not to Regions or Regions Bank. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal banking regulators.
Additional discussion of the Basel III Rules and their applicability to Regions is included in Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, as well as related discussion in Management's Discussion and Analysis.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	March 31, 2018 Ratio (2)	December 31, 2017 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	11.11%	11.05%	4.50%	N/A
Regions Bank	12.92	12.49	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	11.92%	11.86%	6.00%	6.00%
Regions Bank	12.92	12.49	6.00	8.00
Total capital:
Regions Financial Corporation	13.74%	13.78%	8.00%	10.00%
Regions Bank	14.29	13.97	8.00	10.00
Leverage capital:
Regions Financial Corporation	10.05%	10.01%	4.00%	N/A
Regions Bank	10.90	10.54	4.00	5.00%
________

(1)	The 2018 and 2017 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
At March 31, 2018, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for more information.
RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2018 and December 31, 2017.
Table 15—Credit Ratings

As of March 31, 2018 and December 31, 2017
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	BBBH
Subordinated debt	BBB	Baa2	BBB	BBB
Regions Bank
Short-term	A-2	P-1	F2	R-1L
Long-term bank deposits	N/A	A2	A-	AL
Long-term rating	A-	A2	BBB+	N/A
Senior unsecured debt	A-	Baa2	BBB+	AL
Subordinated debt	BBB+	Baa2	BBB	BBBH
Outlook	Stable	Stable	Stable	Positive

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2017 for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average total loans,” “adjusted efficiency ratio,” “adjusted fee income ratio,” “return on average tangible common stockholders’ equity,” average and end of period “tangible common stockholders’ equity,” and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
Total average loans is presented excluding the impact of the first quarter 2018 residential first mortgage loan sale and the indirect vehicles third-party exit portfolio to arrive at adjusted average total loans (non-GAAP). Regions believes adjusting average total loans provides a meaning calculation of loan growth rates and presents them on the same basis as that applied by management.
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
The following tables provide: 1) a reconciliation of average total loans to adjusted average total loans (non-GAAP), 2) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 3) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense from continuing operations (non-GAAP), 4) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income from continuing operations (non-GAAP), 5) a computation of adjusted total revenue (non-GAAP), 6) a computation of the adjusted efficiency ratio (non-GAAP), 7) a computation of the adjusted fee income ratio (non-GAAP), 8) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 9) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements (non-GAAP).
Table 16—GAAP to Non-GAAP Reconciliations

	March 31, 2018	December 31, 2017
	(In millions, net of unearned income)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$79,891	$79,523
Less: Balances of residential first mortgage loans sold (1)	164	254
Less: Indirect—vehicles third-party	1,061	1,223
Adjusted average total loans (non-GAAP)	$78,666	$78,046

		Three Months Ended March 31
		2018	2017
		(Dollars in millions)
INCOME — CONSOLIDATED
Net income (GAAP)		$414	$301
Preferred dividends (GAAP)		(16)	(16)
Net income available to common shareholders (GAAP)	A	$398	$285
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	B	$884	$843
Significant items:
Branch consolidation, property and equipment charges		(3)	(1)
Expenses associated with residential mortgage loan sale		(4)	—
Salary and employee benefits—severance charges		(15)	(4)
Adjusted non-interest expense (non-GAAP)	C	$862	$838
Net interest income and other financing income (GAAP)		$909	$859
Taxable-equivalent adjustment		13	22
Net interest income and other financing income, taxable-equivalent basis	D	922	881
Non-interest income (GAAP)	E	507	474
Significant items:
Leveraged lease termination gains		(4)	—
Adjusted non-interest income (non-GAAP)	F	$503	$474
Total revenue, taxable-equivalent basis	D+E=G	$1,429	$1,355
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=H	$1,425	$1,355
Efficiency ratio (GAAP)	B/G	61.92%	62.23%
Adjusted efficiency ratio (non-GAAP)	C/H	60.54%	61.91%
Fee income ratio (GAAP)	E/G	35.49%	35.00%
Adjusted fee income ratio (non-GAAP)	F/H	35.29%	34.98%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$15,848	$16,650
Less: Average intangible assets (GAAP)		5,076	5,119
Average deferred tax liability related to intangibles (GAAP)		(99)	(156)
Average preferred stock (GAAP)		820	820
Average tangible common stockholders’ equity (non-GAAP)	I	$10,051	$10,867
Return on average tangible common stockholders’ equity (non-GAAP)(2)	A/I	16.08%	10.63%

		March 31, 2018	December 31, 2017
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$15,866	$16,192
Less: Ending intangible assets (GAAP)		5,071	5,081
Ending deferred tax liability related to intangibles (GAAP)		(99)	(99)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	J	$10,074	$10,390
Ending total assets (GAAP)		$122,913	$124,294
Less: Ending intangible assets (GAAP)		5,071	5,081
Ending deferred tax liability related to intangibles (GAAP)		(99)	(99)
Ending tangible assets (non-GAAP)	K	$117,941	$119,312
End of period shares outstanding	L	1,123	1,134
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	8.54%	8.71%
Tangible common book value per share (non-GAAP)	J/L	$8.98	$9.16

		March 31, 2018	December 31, 2017
		(Dollars in millions, except per share data)
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (3)
Stockholders’ equity (GAAP)		$15,866	$16,192
Non-qualifying goodwill and intangibles		(4,961)	(4,972)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		1,121	712
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	M	$11,206	$11,112
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (4)	N	$101,482	$101,498
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	M/N	11.04%	10.95%
_________
(1) Adjustments to average loan balances assume a simple day-weighted average impact for the first quarter of 2018, and are equal to the ending balance of the residential first mortgage loans sold for the prior period.
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

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	—%	$1	$—	—%
Debt securities:
Taxable	24,588	154	2.52	24,884	147	2.40
Tax-exempt	—	—	—	1	—	—
Loans held for sale	359	3	3.21	541	4	2.99
Loans, net of unearned income (1)(2)	79,891	864	4.35	80,178	795	3.98
Investment in operating leases, net	472	4	2.82	679	5	3.24
Other earning assets	2,853	19	2.71	3,756	15	1.59
Total earning assets	108,164	1,044	3.88	110,040	966	3.53
Allowance for loan losses	(933)			(1,092)
Cash and due from banks	1,951			1,899
Other non-earning assets	14,312			13,963
	$123,494			$124,810
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,615	4	0.18	$8,050	3	0.17
Interest-bearing checking	19,935	16	0.32	19,915	8	0.15
Money market	24,601	14	0.24	27,226	9	0.14
Time deposits	6,813	15	0.91	7,148	15	0.83
Total interest-bearing deposits (3)	59,964	49	0.33	62,339	35	0.22
Federal funds purchased and securities sold under agreements to repurchase	103	—	—	—	—	—
Other short-term borrowings	156	1	1.46	289	—	—
Long-term borrowings	9,531	72	3.00	7,462	50	2.68
Total interest-bearing liabilities	69,754	122	0.71	70,090	85	0.49
Non-interest-bearing deposits (3)	35,464	—	—	35,628	—	—
Total funding sources	105,218	122	0.46	105,718	85	0.32
Net interest spread			3.17			3.04
Other liabilities	2,428			2,443
Stockholders’ equity	15,848			16,649
	$123,494			$124,810
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$922	3.46%		$881	3.25%
_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $5 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.21% and 0.14% for the three months ended March 31, 2018 and 2017, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% and 35% for March 31, 2018 and 2017, respectively, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2018, net interest income and other financing income (taxable-equivalent basis) totaled $922 million compared to $881 million in the first quarter of 2017. The net interest margin (taxable-equivalent basis) was 3.46 percent for the first quarter of 2018 and 3.25 percent for the first quarter of 2017. The increase in net interest margin (taxable-equivalent basis) for the first quarter of 2018, compared to the same period of 2017, was primarily due to higher market interest rates, partially offset by increases in funding costs associated with the bank debt issued early in the first quarter of 2018, and lower average loan balances.

Management expects to increase adjusted net interest income and other financing income (non-GAAP and non-taxable equivalent) in the range of 4 to 6 percent on a full year basis in 2018.
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
Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provides management with extensive information on the potential impact to net interest income and other financing income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that results from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the pricing of deposit accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. While not presented, up-rate scenarios of greater magnitude are also analyzed. Larger magnitude down-rate scenarios continue to be of limited use in the current rate environment; however, recent increases in short-term rates have caused Regions to transition to a minus 100 basis point scenario, as opposed to the minus 50 basis point scenario that had been presented in recent years. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of March 31, 2018, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending March 2019. The estimated exposure associated with the parallel yield curve shift of minus 100 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have not resulted in a meaningful increase in deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio. At current rate levels, the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization is reduced, making intermediate and long-term interest rate sensitivity primarily attributable to changes in the level of reinvestment yields on fixed rate assets.
With respect to sensitivity along the yield curve, the balance sheet is estimated to be asset sensitive to short-term, intermediate-term, and long-term rates individually. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $87 million if intermediate and longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if intermediate and longer-term interest rates were to immediately and on a sustained basis underperform the base case by 100 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $98 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities.

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2018
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$175
+ 100 basis points	101
- 100 basis points	(117)

Instantaneous Change in Interest Rates
+ 200 basis points	$166
+ 100 basis points	114
- 100 basis points	(194)
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the +200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g., Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. Recently observed market rate movements have yielded higher levels of asset sensitivity than modeled due primarily to outperformance in deposit betas as compared to the model assumption. A 5 percentage point lower sensitivity than the 60 percent baseline would increase12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $62 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2018
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$3,400	2.8	1.6%	1.8%
Receive variable/pay fixed	197	7.4	1.9	2.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	7,825	5.7	1.6	1.8
Total derivatives designated as hedging instruments	$11,422	4.8	1.6%	1.8%

A portion of the cash flow hedging relationships designated above in Table 19 are forward starting, and therefore do not impact, or have limited impact to the estimated annual change in net interest income discussed in Table 18.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. All of interest rate derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2017 contains more information on the management of credit risk.
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
LIQUIDITY RISK
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. The liquidity coverage ratio rule is designed to ensure that financial institutions have the necessary assets on hand to withstand short-term liquidity disruptions. See the "Liquidity Coverage Ratio" discussion included in the "Regulatory Requirements" section of Management's Discussion and Analysis for additional information.
Regions intends to fund its obligations primarily through cash generated from normal operations. Regions also has obligations related to potential litigation contingencies. See Note 13 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.3 billion at March 31, 2018. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's Liquidity Risk Oversight Committee and ALCO, which regularly reviews compliance with the established limits.
The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 3 “Debt Securities” to the consolidated financial statements). The agency guaranteed mortgage-backed securities portfolio is another source of liquidity in various secured borrowing capacities.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2018, Regions had approximately $1.4 billion in cash on deposit with the FRB, a decrease from approximately $1.9 billion at December 31, 2017.
Regions’ borrowing availability with the FRB as of March 31, 2018, based on assets pledged as collateral on that date, was $16.6 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2018, Regions’ outstanding balance of FHLB borrowings was $2.6 billion and its total borrowing capacity from the FHLB totaled $17.3 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements in the 2017 Annual Report on Form 10-K for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Regions may also issue bank notes from time to time, either as part of a bank note program or as stand-alone issuances. Refer to Note 13 "Long-Term Borrowings" to the consolidated financial statements in the 2017 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risk characteristics of each loan type.
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

PROVISION (CREDIT) FOR LOAN LOSSES
The provision (credit) for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. In the first quarter 2018, the (credit) for loan losses totaled $(10) million as compared to the provision of $70 million in the first quarter of 2017. The decrease from the prior period was primarily the result of broad-based improvements in credit metrics, particularly payoffs and paydowns of criticized loans, and a net reduction of $16 million related to to the first quarter of 2018 sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans. Additionally, the (credit) for loan losses was impacted because the Company reduced its hurricane-specific allowance by $30 million during the current quarter.
NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2018 vs. 3/31//2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$171	$168	$3	1.8%
Card and ATM fees	104	104	—	—%
Investment management and trust fee income	58	56	2	3.6%
Capital markets fee income and other	50	32	18	56.3%
Mortgage income	38	41	(3)	(7.3)%
Bank-owned life insurance	17	19	(2)	(10.5)%
Commercial credit fee income	17	18	(1)	(5.6)%
Investment services fee income	17	16	1	6.3%
Market value adjustments on employee benefit assets	(1)	5	(6)	(120.0)%
Other miscellaneous income	36	15	21	140.0%
	$507	$474	$33	7.0%

________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increase during the first quarter of 2018 compared to the same period of 2017 was primarily due to customer account growth and increases in non-sufficient fund fees.
Capital markets fee income and other—Capital markets fee income and other primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in the first quarter of 2018 compared to the same period in 2017 was primarily due to an increase in income from mergers and acquisitions advisory fees, customer interest rate swap income, and fees generated from the placement of permanent financing for real estate customers.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, fees from safe deposit boxes, check fees, and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the first quarter of 2018 compared to the same period of 2017 primarily due to $7 million in net gains associated with the sale of certain low income housing investments; a $6 million increase to the value of an equity method investment; and $4 million in leveraged lease termination gains all of which occurred during the first quarter of 2018.

NON-INTEREST EXPENSE

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2018 vs 3/31/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$495	$461	$34	7.4%
Net occupancy expense	83	83	—	—%
Furniture and equipment expense	81	79	2	2.5%
Outside services	47	40	7	17.5%
FDIC insurance assessments	24	27	(3)	(11.1)%
Professional, legal and regulatory expenses	27	22	5	22.7%
Marketing	26	24	2	8.3%
Branch consolidation, property and equipment charges	3	1	2	200.0%
Visa class B shares expense	2	3	(1)	(33.3)%
Provision (credit) for unfunded credit losses	(4)	1	(5)	(500.0)%
Other miscellaneous expenses	100	102	(2)	(2.0)%
	$884	$843	$41	4.9%

Salaries and employee benefits—Salaries and employee benefits include salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased for the first quarter of 2018 compared to the same period in 2017. The primary drivers of the increase were $11 million in higher severance charges and higher production-based incentive expenses, partially offset by staffing reductions. Full-time equivalent headcount from continuing operations decreased to 20,666 at March 31, 2018 from 21,401 at March 31, 2017, reflecting the impact of the Company's efficiency initiatives implemented as part of its three-year strategic plan.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the first quarter of 2018 compared to the same period of 2017 primarily due to increased servicing costs related to point-of-sale lending through third parties and additional expenses recorded related to a new Wealth Management platform.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during the first quarter of 2018 compared to the same period in 2017 due to higher consulting fees.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended March 31, 2018 was $128 million and $127 million for the three months ended March 31, 2017, resulting in effective taxes rates of 23.6 percent and 30.3 percent, respectively. The effective tax rate is lower for the three months ended March 31, 2018 due to Tax Reform enacted in December 2017 that reduced the federal statutory rate from 35 percent to 21 percent effective January 1, 2018. The Company expects the full-year effective tax rate will range from 20 percent to 22 percent for 2018.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, bank-owned life insurance, tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At March 31, 2018, the Company reported a net deferred tax asset of $192 million compared to a net deferred tax asset of $163 million at December 31, 2017. The increase in the net deferred tax asset was primarily due to an increase in the deferred tax asset related to the unrealized losses on available for sale securities and derivative instruments, and was partially offset by an increase in the deferred tax liability related to employee benefits and a decrease in the deferred tax asset related to the allowance for loan losses.

DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. In connection with the agreement, the results of the entities being sold are reported in the Company's consolidated statements of income separately as discontinued operations for all periods presented because the pending sale met all of the criteria for reporting as discontinuing operations at March 31, 2018. Morgan Keegan was sold on April 2, 2012.
Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three months ended March 31, 2018 income from discontinued operations was immaterial and the three months ended March 31, 2017 income from discontinued operations was primarily the result of recoveries of legal expenses related to Morgan Keegan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 74 through 77 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2018, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 13, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2018, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2018	2,634,691	$19.30	2,634,691	$419,635,678
February 1-28, 2018	9,844,204	$18.69	9,844,204	$235,531,015
March 1-31, 2018	—	$—	—	$235,531,015
Total 1st Quarter	12,478,895	$18.82	12,478,895	$235,531,015
Regions' Board authorized, effective June 28, 2017, a new $1.47 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2017 through the end of the second quarter of 2018. As of March 31, 2018, Regions had repurchased approximately 78.1 million shares of common stock at a total cost of approximately $1.2 billion under this plan. The Company continued to repurchase shares under this plan in the second quarter of 2018, and as of May 8, 2018, Regions had additional repurchases of approximately 6.9 million shares of common stock at a total cost of approximately $129.1 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

DATE: May 9, 2018	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)