Form 10-Q
period 2018-06-30
REGIONS FINANCIAL CORP
filed 2018-08-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,102,470,189 shares of common stock, par value $.01, outstanding as of August 6, 2018.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ALCO - Asset/Liability Management Committee.
AOCI - Accumulated other comprehensive income (loss).
ASU - Accounting Standards Update.
ATM - Automated teller machine.
Bank - Regions Bank.
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
CRA - Community Reinvestment Act of 1977.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days Past Due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EGRRCPA - The Economic Growth, Regulatory Relief, and Consumer Protection Act.
EPS - Earnings (loss) per common share.
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
HVCRE - High Volatility Commercial Real Estate.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(In millions, except share data)
Assets
Cash and due from banks	$1,844	$2,012
Interest-bearing deposits in other banks	2,442	1,899
Federal funds sold and securities purchased under agreements to resell	—	70
Debt securities held to maturity (estimated fair value of $1,530 and $1,667, respectively)	1,568	1,658
Debt securities available for sale	22,935	23,403
Loans held for sale (includes $343 and $325 measured at fair value, respectively)	490	348
Loans, net of unearned income	80,478	79,947
Allowance for loan losses	(838)	(934)
Net loans	79,640	79,013
Other earning assets	1,672	1,891
Premises and equipment, net	2,050	2,064
Interest receivable	347	337
Goodwill	4,904	4,904
Residential mortgage servicing rights at fair value	362	336
Other identifiable intangible assets	156	177
Other assets	6,147	6,182
Total assets	$124,557	$124,294
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$36,055	$36,127
Interest-bearing	59,228	60,762
Total deposits	95,283	96,889
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	1,400	500
Total short-term borrowings	1,400	500
Long-term borrowings	9,890	8,132
Total borrowed funds	11,290	8,632
Other liabilities	2,207	2,581
Total liabilities	108,780	108,102
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,155,415,500 and 1,175,327,565 shares, respectively	12	12
Additional paid-in capital	15,389	15,858
Retained earnings	2,182	1,628
Treasury stock, at cost—41,032,676 and 41,259,320 shares, respectively	(1,371)	(1,377)
Accumulated other comprehensive income (loss), net	(1,255)	(749)
Total stockholders’ equity	15,777	16,192
Total liabilities and stockholders’ equity	$124,557	$124,294

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$881	$801	$1,732	$1,574
Debt securities - taxable	156	150	310	297
Loans held for sale	4	4	7	8
Other earning assets	17	10	36	25
Operating lease assets	18	24	38	51
Total interest income, including other financing income	1,076	989	2,123	1,955
Interest expense on:
Deposits	57	37	106	72
Short-term borrowings	6	2	7	2
Long-term borrowings	73	50	145	100
Total interest expense	136	89	258	174
Depreciation expense on operating lease assets	14	18	30	40
Total interest expense and depreciation expense on operating lease assets	150	107	288	214
Net interest income and other financing income	926	882	1,835	1,741
Provision for loan losses	60	48	50	118
Net interest income and other financing income after provision for loan losses	866	834	1,785	1,623
Non-interest income:
Service charges on deposit accounts	175	169	346	337
Card and ATM fees	112	104	216	208
Investment management and trust fee income	58	57	116	113
Capital markets income	57	38	107	70
Mortgage income	37	40	75	81
Securities gains (losses), net	1	1	1	1
Other	72	81	158	154
Total non-interest income	512	490	1,019	964
Non-interest expense:
Salaries and employee benefits	511	470	1,006	931
Net occupancy expense	84	85	167	168
Furniture and equipment expense	81	84	162	163
Other	235	236	460	456
Total non-interest expense	911	875	1,795	1,718
Income from continuing operations before income taxes	467	449	1,009	869
Income tax expense	89	133	217	260
Income from continuing operations	378	316	792	609
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(3)	—	(3)	13
Income tax expense (benefit)	—	—	—	5
Income (loss) from discontinued operations, net of tax	(3)	—	(3)	8
Net income	$375	$316	$789	$617
Net income from continuing operations available to common shareholders	$362	$300	$760	$577
Net income available to common shareholders	$359	$300	$757	$585
Weighted-average number of shares outstanding:
Basic	1,119	1,202	1,123	1,205
Diluted	1,128	1,212	1,135	1,218
Earnings per common share from continuing operations:
Basic	$0.32	$0.25	$0.68	$0.48
Diluted	0.32	0.25	0.67	0.47
Earnings per common share:
Basic	$0.32	$0.25	$0.67	$0.49
Diluted	0.32	0.25	0.67	0.48
Cash dividends declared per common share	0.09	0.07	0.18	0.135
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2018	2017
	(In millions)
Net income	$375	$316
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($1) tax effect, respectively)	(1)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($23) and $30 tax effect, respectively)	(66)	51
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	1	1
Net change in unrealized gains (losses) on securities available for sale, net of tax	(67)	50
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($14) and $21 tax effect, respectively)	(42)	37
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $1 and $8 tax effect, respectively)	4	14
Net change in unrealized gains (losses) on derivative instruments, net of tax	(46)	23
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($7) tax effect, respectively)	(8)	(12)
Net change from defined benefit pension plans and other post employment benefits, net of tax	8	12
Other comprehensive income (loss), net of tax	(104)	86
Comprehensive income	$271	$402

	Six Months Ended June 30
	2018	2017
	(In millions)
Net income	$789	$617
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($2) tax effect, respectively)	(3)	(3)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	3	3
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($127) and $31 tax effect, respectively)	(376)	52
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	1	1
Net change in unrealized gains (losses) on securities available for sale, net of tax	(377)	51
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($45) and $20 tax effect, respectively)	(134)	33
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $4 and $20 tax effect, respectively)	12	33
Net change in unrealized gains (losses) on derivative instruments, net of tax	(146)	—
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	(1)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($4) and ($10) tax effect, respectively)	(15)	(18)
Net change from defined benefit pension plans and other post employment benefits, net of tax	14	17
Other comprehensive income (loss), net of tax	(506)	71
Comprehensive income	$283	$688
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2017	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	617	—	—	617
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	71	71
Cash dividends declared—$0.135 per share	—	—	—	—	—	(162)	—	—	(162)
Preferred stock dividends	—	—	—	—	—	(32)	—	—	(32)
Common stock transactions:
Impact of share repurchases	—	—	(19)	(1)	(274)	—	—	—	(275)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	10	—	—	—	10
BALANCE AT JUNE 30, 2017	1	$820	1,199	$12	$16,828	$1,089	$(1,377)	$(479)	$16,893

BALANCE AT JANUARY 1, 2018	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192
Cumulative effect from change in accounting guidance	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	789	—	—	789
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(506)	(506)
Cash dividends declared—$0.18 per share	—	—	—	—	—	(201)	—	—	(201)
Preferred stock dividends	—	—	—	—	—	(32)	—	—	(32)
Common stock transactions:
Impact of share repurchases	—	—	(25)	—	(470)	—	—	—	(470)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	1	—	6	—	7
BALANCE AT JUNE 30, 2018	1	$820	1,114	$12	$15,389	$2,182	$(1,371)	$(1,255)	$15,777

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2018	2017
	(In millions)
Operating activities:
Net income	$789	$617
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	50	118
Depreciation, amortization and accretion, net	239	274
Securities (gains) losses, net	(1)	(1)
Deferred income tax expense	109	62
Originations and purchases of loans held for sale	(1,645)	(1,729)
Proceeds from sales of loans held for sale	1,525	1,922
(Gain) loss on sale of loans, net	(33)	(54)
Net change in operating assets and liabilities:
Other earning assets	189	11
Interest receivable and other assets	(92)	(22)
Other liabilities	(439)	(88)
Other	(31)	42
Net cash from operating activities	660	1,152
Investing activities:
Proceeds from maturities of debt securities held to maturity	89	101
Proceeds from sales of debt securities available for sale	67	576
Proceeds from maturities of debt securities available for sale	1,680	1,741
Net proceeds from bank-owned life insurance	2	1
Purchases of debt securities available for sale	(1,774)	(2,176)
Purchases of debt securities held to maturity	—	(494)
Proceeds from sales of loans	280	13
Purchases of loans	(215)	(147)
Purchases of mortgage servicing rights	(2)	(18)
Net change in loans	(767)	(110)
Net purchases of other assets	(74)	(45)
Net cash from investing activities	(714)	(558)
Financing activities:
Net change in deposits	(1,606)	(942)
Net change in short-term borrowings	900	600
Proceeds from long-term borrowings	8,100	1,250
Payments on long-term borrowings	(6,301)	(2,252)
Cash dividends on common stock	(203)	(241)
Cash dividends on preferred stock	(32)	(32)
Repurchases of common stock	(470)	(275)
Taxes paid related to net share settlement of equity awards	(32)	(22)
Other	3	—
Net cash from financing activities	359	(1,914)
Net change in cash and cash equivalents	305	(1,320)
Cash and cash equivalents at beginning of year	3,981	5,451
Cash and cash equivalents at end of period	$4,286	$4,131

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2018 and 2017
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
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Holdings, Inc. The transaction closed on July 2, 2018. Regions sold Morgan Keegan and related affiliates in April 2012. See Note 2 and Note 13 for related disclosure.
Effective January 1, 2018, the Company adopted new guidance related to several accounting topics. The cumulative effect of the retrospective application was a total reduction to retained earnings of $2 million, of which the individual components were immaterial. All prior period amounts impacted by guidance that required retrospective application have been revised. See Note 15 for related disclosure.
NOTE 2. DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. The after-tax gain associated with the transaction was approximately $200 million and Common Equity Tier 1 capital generated was approximately $300 million. The after-tax gain will be reflected in the Company's third quarter consolidated statements of income as a component of discontinued operations. See Note 16 for related discussion.
In connection with the agreement, the results of the entities being sold are reported in the Company's consolidated statements of income separately as discontinued operations for all periods presented because the pending sale met all of the criteria for reporting as discontinued operations at June 30, 2018.
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
The condensed balance sheets for the Regions Insurance Group, Inc. entities being sold are immaterial for disclosure as discontinued operations. The following table represents the condensed results of operations for the Regions Insurance Group, Inc. entities being sold as discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Non-interest income:
Insurance commissions and fees	$35	$35	$69	$71
Other	—	1	—	1
Total non-interest income	35	36	69	72
Non-interest expense:
Salaries and employee benefits	25	25	49	49
Net occupancy expense	2	1	3	3
Furniture and equipment expense	1	1	2	2
Other	8	8	15	15
Total non-interest expense	36	35	69	69
Income (loss) from discontinued operations before income taxes	(1)	1	—	3
Income tax expense (benefit)	—	—	—	1
Income (loss) from discontinued operations, net of tax	$(1)	$1	$—	$2

The following table represents the condensed results of operations for both the Regions Insurance Group, Inc. entities being sold and Morgan Keegan and Company, Inc. and related affiliates as discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions, except per share data)
Income (loss) from discontinued operations before income taxes	$(3)	$—	$(3)	$13
Income tax expense (benefit)	—	—	—	5
Income (loss) from discontinued operations, net of tax	$(3)	$—	$(3)	$8
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$0.00	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.01

NOTE 3. SECURITIES
DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2018
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$967	$—	$(37)	$930	$—	$(18)	$912
Commercial agency	641	—	(3)	638	—	(20)	618
	$1,608	$—	$(40)	$1,568	$—	$(38)	$1,530

Debt securities available for sale:
U.S. Treasury securities	$313	$—	$(6)	$307			$307
Federal agency securities	48	—	—	48			48
Mortgage-backed securities:
Residential agency	17,424	18	(587)	16,855			16,855
Residential non-agency	2	—	—	2			2
Commercial agency	3,835	1	(99)	3,737			3,737
Commercial non-agency	803	2	(13)	792			792
Corporate and other debt securities	1,216	2	(24)	1,194			1,194
	$23,641	$23	$(729)	$22,935			$22,935

	December 31, 2017
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,051	$—	$(40)	$1,011	$12	$(4)	$1,019
Commercial agency	651	—	(4)	647	5	(4)	648
	$1,702	$—	$(44)	$1,658	$17	$(8)	$1,667

Debt securities available for sale:
U.S. Treasury securities	$333	$—	$(2)	$331			$331
Federal agency securities	28	—	—	28			28
Mortgage-backed securities:
Residential agency	17,622	53	(244)	17,431			17,431
Residential non-agency	3	—	—	3			3
Commercial agency	3,739	5	(30)	3,714			3,714
Commercial non-agency	787	4	(3)	788			788
Corporate and other debt securities	1,093	20	(5)	1,108			1,108
	$23,605	$82	$(284)	$23,403			$23,403
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $8.0 billion and $8.1 billion at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $49 million and $50 million of encumbered U.S. Treasury securities at June 30, 2018 and December 31, 2017, respectively.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$967	$912
Commercial agency	641	618
	$1,608	$1,530
Debt securities available for sale:
Due in one year or less	$41	$41
Due after one year through five years	1,040	1,022
Due after five years through ten years	368	358
Due after ten years	128	128
Mortgage-backed securities:
Residential agency	17,424	16,855
Residential non-agency	2	2
Commercial agency	3,835	3,737
Commercial non-agency	803	792
	$23,641	$22,935
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2018 and December 31, 2017. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$912	$(55)	$912	$(55)
Commercial agency	480	(13)	138	(10)	618	(23)
	$480	$(13)	$1,050	$(65)	$1,530	$(78)

Debt securities available for sale:
U.S. Treasury securities	$218	$(3)	$83	$(3)	$301	$(6)
Mortgage-backed securities:
Residential agency	7,569	(196)	7,451	(391)	15,020	(587)
Commercial agency	2,688	(64)	839	(35)	3,527	(99)
Commercial non-agency	590	(11)	58	(2)	648	(13)
Corporate and other debt securities	920	(20)	64	(4)	984	(24)
	$11,985	$(294)	$8,495	$(435)	$20,480	$(729)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$1,019	$(32)	$1,019	$(32)
Commercial agency	—	—	150	(7)	150	(7)
	$—	$—	$1,169	$(39)	$1,169	$(39)

Debt securities available for sale:
U.S. Treasury securities	$221	$(1)	$84	$(1)	$305	$(2)
Mortgage-backed securities:
Residential agency	5,157	(40)	8,195	(204)	13,352	(244)
Commercial agency	1,666	(10)	904	(20)	2,570	(30)
Commercial non-agency	393	(2)	61	(1)	454	(3)
Corporate and other debt securities	306	(2)	105	(3)	411	(5)
	$7,743	$(55)	$9,349	$(229)	$17,092	$(284)
The number of individual debt positions in an unrealized loss position in the tables above increased from 1,059 at December 31, 2017 to 1,448 at June 30, 2018. The increase in the number of securities and the total amount of unrealized losses from year-end 2017 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist as of June 30, 2018.
Gross realized gains and gross realized losses on sales of debt securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Gross realized gains	$3	$3	$3	$4
Gross realized losses	—	(2)	—	(3)
OTTI	(2)	—	(2)	—
Debt securities available for sale gains (losses), net	$1	$1	$1	$1

EQUITY INVESTMENTS
Effective January 1, 2018, Regions adopted new accounting guidance that requires equity investments to be recorded at fair value with changes in fair value reported in net income. Regions elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. See Note 15 for related disclosure.
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets in the consolidated balance sheets. Total marketable equity securities were $423 million and $414 million at June 30, 2018 and December 31, 2017, respectively. Unrealized holding gains and losses for marketable equity securities were immaterial at June 30, 2018.

Equity investments without a readily determinable fair value primarily consist of investments in strategic partners and certain CRA projects. The carrying amount of equity investments measured under the measurement alternative, downward and upward adjustments for impairments and price changes from observable transactions are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018
	(In millions)
Carrying value, beginning of period	$38	$31
Net additions	—	—
Downward adjustments for price changes and impairment	—	—
Upward adjustments for price changes	1	8
Carrying value, end of period	$39	$39
Total cumulative downward adjustments for equity investments without a determinable fair value for impairments and observable price changes were $4 million. Total cumulative upward adjustments for price changes from observable transactions were $8 million as of June 30, 2018.
NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2018	December 31, 2017
	(In millions, net of unearned income)
Commercial and industrial	$37,079	$36,115
Commercial real estate mortgage—owner-occupied	6,006	6,193
Commercial real estate construction—owner-occupied	304	332
Total commercial	43,389	42,640
Commercial investor real estate mortgage	3,882	4,062
Commercial investor real estate construction	1,879	1,772
Total investor real estate	5,761	5,834
Residential first mortgage	14,111	14,061
Home equity	9,679	10,164
Indirect—vehicles	3,219	3,326
Indirect—other consumer	1,889	1,467
Consumer credit card	1,264	1,290
Other consumer	1,166	1,165
Total consumer	31,328	31,473
	$80,478	$79,947
During the three months ended June 30, 2018 and 2017, Regions purchased approximately $144 million and $143 million in indirect-other consumer loans from third parties, respectively. During the six months ended June 30, 2018 and 2017, the comparable loan purchase amounts were approximately $215 million and $147 million, respectively.
At June 30, 2018, $21.8 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At June 30, 2018, an additional $22.9 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2017, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2018 and 2017. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended June 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2018	$547	$54	$239	$840
Provision (credit) for loan losses	24	(8)	44	60
Loan losses:
Charge-offs	(34)	—	(61)	(95)
Recoveries	14	2	17	33
Net loan (losses) recoveries	(20)	2	(44)	(62)
Allowance for loan losses, June 30, 2018	551	48	239	838
Reserve for unfunded credit commitments, April 1, 2018	45	4	—	49
Provision (credit) for unfunded credit losses	(1)	—	—	(1)
Reserve for unfunded credit commitments, June 30, 2018	44	4	—	48
Allowance for credit losses, June 30, 2018	$595	$52	$239	$886

	Three Months Ended June 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2017	$727	$87	$247	$1,061
Provision (credit) for loan losses	7	(9)	50	48
Loan losses:
Charge-offs	(38)	(1)	(60)	(99)
Recoveries	11	5	15	31
Net loan (losses) recoveries	(27)	4	(45)	(68)
Allowance for loan losses, June 30, 2017	707	82	252	1,041
Reserve for unfunded credit commitments, April 1, 2017	66	4	—	70
Provision (credit) for unfunded credit losses	(3)	—	—	(3)
Reserve for unfunded credit commitments, June 30, 2017	63	4	—	67
Allowance for credit losses, June 30, 2017	$770	$86	$252	$1,108

	Six Months Ended June 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	—	(12)	62	50
Loan losses:
Charge-offs	(64)	(8)	(135)	(207)
Recoveries	24	4	33	61
Net loan (losses) recoveries	(40)	(4)	(102)	(146)
Allowance for loan losses, June 30, 2018	551	48	239	838
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(5)	—	—	(5)
Reserve for unfunded credit commitments, June 30, 2018	44	4	—	48
Allowance for credit losses, June 30, 2018	$595	$52	$239	$886
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$156	$5	$27	$188
Collectively evaluated for impairment	395	43	212	650
Total allowance for loan losses	$551	$48	$239	$838
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$643	$43	$450	$1,136
Collectively evaluated for impairment	42,746	5,718	30,878	79,342
Total loans evaluated for impairment	$43,389	$5,761	$31,328	$80,478

	Six Months Ended June 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	33	(8)	93	118
Loan losses:
Charge-offs	(96)	(2)	(125)	(223)
Recoveries	17	7	31	55
Net loan (losses) recoveries	(79)	5	(94)	(168)
Allowance for loan losses, June 30, 2017	707	82	252	1,041
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	(1)	(1)	—	(2)
Reserve for unfunded credit commitments, June 30, 2017	63	4	—	67
Allowance for credit losses, June 30, 2017	$770	$86	$252	$1,108
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$228	$17	$57	$302
Collectively evaluated for impairment	479	65	195	739
Total allowance for loan losses	$707	$82	$252	$1,041
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,052	$120	$747	$1,919
Collectively evaluated for impairment	41,437	6,169	30,602	78,208
Total loans evaluated for impairment	$42,489	$6,289	$31,349	$80,127

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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Indirect-other consumer lending represents other point of sale lending through third parties. Consumer credit card includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of June 30, 2018, and December 31, 2017. Commercial and investor real estate portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$35,823	$514	$358	$384	$37,079
Commercial real estate mortgage—owner-occupied	5,550	231	127	98	6,006
Commercial real estate construction—owner-occupied	282	7	10	5	304
Total commercial	$41,655	$752	$495	$487	$43,389
Commercial investor real estate mortgage	$3,728	$91	$59	$4	$3,882
Commercial investor real estate construction	1,859	14	6	—	1,879
Total investor real estate	$5,587	$105	$65	$4	$5,761

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,073	$38	$14,111
Home equity			9,613	66	9,679
Indirect—vehicles			3,219	—	3,219
Indirect—other consumer			1,889	—	1,889
Consumer credit card			1,264	—	1,264
Other consumer			1,166	—	1,166
Total consumer			$31,224	$104	$31,328
					$80,478

	December 31, 2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$34,420	$686	$605	$404	$36,115
Commercial real estate mortgage—owner-occupied	5,674	236	165	118	6,193
Commercial real estate construction—owner-occupied	313	3	10	6	332
Total commercial	$40,407	$925	$780	$528	$42,640
Commercial investor real estate mortgage	$3,905	$63	$89	$5	$4,062
Commercial investor real estate construction	1,706	19	46	1	1,772
Total investor real estate	$5,611	$82	$135	$6	$5,834

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,014	$47	$14,061
Home equity			10,095	69	10,164
Indirect—vehicles			3,326	—	3,326
Indirect—other consumer			1,467	—	1,467
Consumer credit card			1,290	—	1,290
Other consumer			1,165	—	1,165
Total consumer			$31,357	$116	$31,473
					$79,947

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$14	$4	$4	$22	$36,695	$384	$37,079
Commercial real estate mortgage—owner-occupied	11	5	1	17	5,908	98	6,006
Commercial real estate construction—owner-occupied	3	—	—	3	299	5	304
Total commercial	28	9	5	42	42,902	487	43,389
Commercial investor real estate mortgage	6	—	—	6	3,878	4	3,882
Commercial investor real estate construction	—	—	—	—	1,879	—	1,879
Total investor real estate	6	—	—	6	5,757	4	5,761
Residential first mortgage	64	46	168	278	14,073	38	14,111
Home equity	56	21	31	108	9,613	66	9,679
Indirect—vehicles	39	10	8	57	3,219	—	3,219
Indirect—other consumer	7	4	—	11	1,889	—	1,889
Consumer credit card	10	6	17	33	1,264	—	1,264
Other consumer	12	4	5	21	1,166	—	1,166
Total consumer	188	91	229	508	31,224	104	31,328
	$222	$100	$234	$556	$79,883	$595	$80,478

	December 31, 2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28	$7	$4	$39	$35,711	$404	$36,115
Commercial real estate mortgage—owner-occupied	18	8	1	27	6,075	118	6,193
Commercial real estate construction—owner-occupied	—	—	—	—	326	6	332
Total commercial	46	15	5	66	42,112	528	42,640
Commercial investor real estate mortgage	1	1	1	3	4,057	5	4,062
Commercial investor real estate construction	—	—	—	—	1,771	1	1,772
Total investor real estate	1	1	1	3	5,828	6	5,834
Residential first mortgage	95	85	216	396	14,014	47	14,061
Home equity	53	27	37	117	10,095	69	10,164
Indirect—vehicles	48	13	9	70	3,326	—	3,326
Indirect—other consumer	9	5	—	14	1,467	—	1,467
Consumer credit card	11	7	19	37	1,290	—	1,290
Other consumer	13	4	4	21	1,165	—	1,165
Total consumer	229	141	285	655	31,357	116	31,473
	$276	$157	$291	$724	$79,297	$650	$79,947

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of June 30, 2018 and December 31, 2017. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$469	$89	$380	$108	$272	$98	39.9%
Commercial real estate mortgage—owner-occupied	109	11	98	13	85	34	41.3
Commercial real estate construction—owner-occupied	6	1	5	—	5	2	50.0
Total commercial	584	101	483	121	362	134	40.2
Commercial investor real estate mortgage	4	—	4	1	3	1	25.0
Total investor real estate	4	—	4	1	3	1	25.0
Residential first mortgage	33	10	23	—	23	2	36.4
Home equity	11	1	10	—	10	—	9.1
Total consumer	44	11	33	—	33	2	29.5
	$632	$112	$520	$122	$398	$137	39.4%

	Accruing Impaired Loans As of June 30, 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$127	$—	$127	$19	15.0%
Commercial real estate mortgage—owner-occupied	35	2	33	3	14.3
Total commercial	162	2	160	22	14.8
Commercial investor real estate mortgage	41	2	39	4	14.6
Total investor real estate	41	2	39	4	14.6
Residential first mortgage	193	7	186	18	13.0
Home equity	224	1	223	7	3.6
Consumer credit card	1	—	1	—	—
Other consumer	7	—	7	—	—
Total consumer	425	8	417	25	7.8
	$628	$12	$616	$51	10.0%

	Total Impaired Loans As of June 30, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$596	$89	$507	$108	$399	$117	34.6%
Commercial real estate mortgage—owner-occupied	144	13	131	13	118	37	34.7
Commercial real estate construction—owner-occupied	6	1	5	—	5	2	50.0
Total commercial	746	103	643	121	522	156	34.7
Commercial investor real estate mortgage	45	2	43	1	42	5	15.6
Total investor real estate	45	2	43	1	42	5	15.6
Residential first mortgage	226	17	209	—	209	20	16.4
Home equity	235	2	233	—	233	7	3.8
Consumer credit card	1	—	1	—	1	—	—
Other consumer	7	—	7	—	7	—	—
Total consumer	469	19	450	—	450	27	9.8
	$1,260	$124	$1,136	$122	$1,014	$188	24.8%

	Non-accrual Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$480	$80	$400	$29	$371	$103	38.1%
Commercial real estate mortgage—owner-occupied	133	15	118	20	98	38	39.8
Commercial real estate construction—owner-occupied	7	1	6	—	6	3	57.1
Total commercial	620	96	524	49	475	144	38.7
Commercial investor real estate mortgage	6	1	5	—	5	2	50.0
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	7	1	6	—	6	2	42.9
Residential first mortgage	42	11	31	—	31	3	33.3
Home equity	10	1	9	—	9	—	10.0
Total consumer	52	12	40	—	40	3	28.8
	$679	$109	$570	$49	$521	$149	38.0%

	Accruing Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Accrual Status	Impaired Loans on Accrual Status with No Related Allowance	Impaired Loans on Accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$154	$8	$146	$1	$145	$19	17.5%
Commercial real estate mortgage—owner-occupied	90	5	85	—	85	8	14.4
Commercial real estate construction—owner-occupied	1	—	1	—	1	—	—
Total commercial	245	13	232	1	231	27	16.3
Commercial investor real estate mortgage	63	2	61	—	61	3	7.9
Commercial investor real estate construction	29	—	29	—	29	3	10.3
Total investor real estate	92	2	90	—	90	6	8.7
Residential first mortgage	419	13	406	—	406	39	12.4
Home equity	251	1	250	—	250	5	2.4
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	680	14	666	—	666	44	8.5
	$1,017	$29	$988	$1	$987	$77	10.4%

	Total Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$634	$88	$546	$30	$516	$122	33.1%
Commercial real estate mortgage—owner-occupied	223	20	203	20	183	46	29.6
Commercial real estate construction—owner-occupied	8	1	7	—	7	3	50.0
Total commercial	865	109	756	50	706	171	32.4
Commercial investor real estate mortgage	69	3	66	—	66	5	11.6
Commercial investor real estate construction	30	—	30	—	30	3	10.0
Total investor real estate	99	3	96	—	96	8	11.1
Residential first mortgage	461	24	437	—	437	42	14.3
Home equity	261	2	259	—	259	5	2.7
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	732	26	706	—	706	47	10.0
	$1,696	$138	$1,558	$50	$1,508	$226	21.5%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2018 and 2017. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$518	$2	$846	$4	$526	$5	$833	$6
Commercial real estate mortgage—owner-occupied	138	2	229	1	152	5	246	2
Commercial real estate construction—owner-occupied	5	—	4	—	6	—	5	—
Total commercial	661	4	1,079	5	684	10	1,084	8
Commercial investor real estate mortgage	75	1	76	1	75	2	84	2
Commercial investor real estate construction	—	—	53	1	15	—	43	1
Total investor real estate	75	1	129	2	90	2	127	3
Residential first mortgage	214	2	460	4	251	4	457	8
Home equity	238	4	286	3	245	7	290	7
Consumer credit card	1	—	2	—	1	—	2	—
Other consumer	7	—	9	—	7	—	10	—
Total consumer	460	6	757	7	504	11	759	15
Total impaired loans	$1,196	$11	$1,965	$14	$1,278	$23	$1,970	$26
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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the six months ended June 30, 2018 and 2017 totaled approximately $219 million and $328 million, respectively.

	Three Months Ended June 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$50	$1
Commercial real estate mortgage—owner-occupied	20	10	—
Total commercial	46	60	1
Commercial investor real estate mortgage	5	30	1
Total investor real estate	5	30	1
Residential first mortgage	45	6	1
Home equity	30	2	—
Consumer credit card	11	—	—
Indirect—vehicles and other consumer	20	—	—
Total consumer	106	8	1
	157	$98	$3

	Three Months Ended June 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	38	$193	$4
Commercial real estate mortgage—owner-occupied	30	37	1
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	69	231	5
Commercial investor real estate mortgage	13	29	1
Commercial investor real estate construction	2	44	1
Total investor real estate	15	73	2
Residential first mortgage	52	17	2
Home equity	33	2	—
Consumer credit card	24	—	—
Indirect—vehicles and other consumer	40	—	—
Total consumer	149	19	2
	233	$323	$9

	Six Months Ended June 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	55	$214	$3
Commercial real estate mortgage—owner-occupied	38	24	—
Total commercial	93	238	3
Commercial investor real estate mortgage	15	49	2
Total investor real estate	15	49	2
Residential first mortgage	98	14	2
Home equity	47	3	—
Consumer credit card	25	—	—
Indirect—vehicles and other consumer	33	—	—
Total consumer	203	17	2
	311	$304	$7

	Six Months Ended June 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	69	$292	$7
Commercial real estate mortgage—owner-occupied	61	65	2
Commercial real estate construction—owner-occupied	3	2	—
Total commercial	133	359	9
Commercial investor real estate mortgage	25	48	1
Commercial investor real estate construction	5	70	2
Total investor real estate	30	118	3
Residential first mortgage	101	25	3
Home equity	91	7	—
Consumer credit card	43	—	—
Indirect—vehicles and other consumer	87	1	—
Total consumer	322	33	3
	485	$510	$15
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three and six months ended June 30, 2018 and 2017, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$19	$6	$21	$8
Commercial real estate mortgage—owner-occupied	—	—	1	—
Total commercial	19	6	22	8
Residential first mortgage	2	2	4	5
Home equity	—	1	—	1
Total consumer	2	3	4	6
	$21	$9	$26	$14
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At June 30, 2018, approximately $6 million of commercial and investor real estate loans modified in a TDR during the three months ended June 30, 2018 were on non-accrual status.
At June 30, 2018, Regions had restructured binding unfunded commitments totaling $13 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Carrying value, beginning of period	$356	$326	$336	$324
Additions	9	39	17	47
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	10	(8)	32	(3)
Economic amortization associated with borrower repayments (1)	(13)	(11)	(23)	(22)
Carrying value, end of period	$362	$346	$362	$346
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.

On April 28, 2017, the Company purchased the rights to service approximately $2.7 billion in residential mortgage loans for approximately $30 million.

On July 31, 2018, the Company purchased the rights to service approximately $3.4 billion in residential mortgage loans for approximately $42 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2018	2017
	(Dollars in millions)
Unpaid principal balance	$31,140	$33,055
Weighted-average CPR (%)	8.6%	7.9%
Estimated impact on fair value of a 10% increase	$(22)	$(19)
Estimated impact on fair value of a 20% increase	$(41)	$(35)
Option-adjusted spread (basis points)	825	1,052
Estimated impact on fair value of a 10% increase	$(12)	$(14)
Estimated impact on fair value of a 20% increase	$(24)	$(28)
Weighted-average coupon interest rate	4.2%	4.2%
Weighted-average remaining maturity (months)	280	281
Weighted-average servicing fee (basis points)	27.5	27.4
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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Servicing related fees and other ancillary income	$23	$24	$46	$47
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
As of June 30, 2018 and December 31, 2017, the DUS servicing portfolio was approximately $3.0 billion and $2.9 billion, respectively. The related commercial MSRs were valued at approximately $50 million and $48 million at June 30, 2018 and December 31, 2017, respectively. The estimated fair value of the loss share guarantee was valued at approximately $4 million at both June 30, 2018 and December 31, 2017.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	452	452
	$4,904	$4,904
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

During the second quarter of 2018, Regions assessed events and circumstances for all three reporting units as of June 30, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of June 30, 2018. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2018 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						June 30, 2018	December 31, 2017
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $16 million in cash dividends on both Series A and Series B Preferred Stock during the first six months of 2018 and 2017.
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

COMMON STOCK
On June 28, 2018, Regions received no objection from the Federal Reserve to its 2018 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase. As part of the Company's capital plan, the Board authorized a new $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the second quarter of 2019. This plan is inclusive of the capital generated from the sale of Regions Insurance Group, Inc. and related affiliates (see Note 2). The capital plan also included a proposed increase of the quarterly common stock dividend to $0.14 per common share beginning in the third quarter of 2018, subject to quarterly Board approval. The Company began to repurchase shares under this plan in the third quarter of 2018, and as of August 7, 2018, Regions had repurchased approximately 16.4 million shares of common stock at a total cost of approximately $308.8 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Prior to the new common stock repurchase plan, Regions had authorization to repurchase $1.47 billion in common shares. As of June 30, 2018, Regions had repurchased approximately 90.6 million shares of common stock at a total cost of approximately $1.47 billion under this plan and concluded the plan during the second quarter of 2018.
Regions’ Board declared a cash dividend for both the first and second quarter of 2018 of $0.09 per share, totaling $0.18 per common share for the first six months of 2018. The Board declared $0.07 per common share for the second quarter of 2017 as compared to $0.065 per common share for the first quarter of 2017, totaling $0.135 per common share for the first six months of 2017.
On July 25, 2018, Regions' Board approved an increase of the quarterly common stock dividend to $0.14 per share.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended June 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(31)	$(463)	$(151)	$(506)	$(1,151)
Net change	1	(67)	(46)	8	(104)
End of period	$(30)	$(530)	$(197)	$(498)	$(1,255)

	Three Months Ended June 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(31)	$(105)	$(12)	$(417)	$(565)
Net change	1	50	23	12	86
End of period	$(30)	$(55)	$11	$(405)	$(479)

	Six Months Ended June 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	3	(377)	(146)	14	(506)
End of period	$(30)	$(530)	$(197)	$(498)	$(1,255)

	Six Months Ended June 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(106)	$11	$(422)	$(550)
Net change	3	51	—	17	71
End of period	$(30)	$(55)	$11	$(405)	$(479)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(1)	$(2)	Net interest income and other financing income
	—	1	Tax (expense) or benefit
	$(1)	$(1)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$1	Securities gains (losses), net
	—	—	Tax (expense) or benefit
	$1	$1	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$5	$22	Net interest income and other financing income
	(1)	(8)	Tax (expense) or benefit
	$4	$14	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(10)	$(19)	(2)
	(10)	(19)	Total before tax
	2	7	Tax (expense) or benefit
	$(8)	$(12)	Net of tax

Total reclassifications for the period	$(4)	$2	Net of tax

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(4)	$(5)	Net interest income and other financing income
	1	2	Tax (expense) or benefit
	$(3)	$(3)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$1	Securities gains (losses), net
	—	—	Tax (expense) or benefit
	$1	$1	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$16	$53	Net interest income and other financing income
	(4)	(20)	Tax (expense) or benefit
	$12	$33	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(19)	$(28)	(2)
	(19)	(28)	Total before tax
	4	10	Tax (expense) or benefit
	$(15)	$(18)	Net of tax

Total reclassifications for the period	$(5)	$13	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost and is included in other non-interest expense on the consolidated statements of income (see Note 9 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$378	$316	$792	$609
Preferred stock dividends	(16)	(16)	(32)	(32)
Income from continuing operations available to common shareholders	362	300	760	577
Income (loss) from discontinued operations, net of tax	(3)	—	(3)	8
Net income available to common shareholders	$359	$300	$757	$585
Denominator:
Weighted-average common shares outstanding—basic	1,119	1,202	1,123	1,205
Potential common shares	9	10	12	13
Weighted-average common shares outstanding—diluted	1,128	1,212	1,135	1,218
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.32	$0.25	$0.68	$0.48
Diluted	0.32	0.25	0.67	0.47
Earnings (loss) per common share from discontinued operations(1):
Basic	$(0.00)	$0.00	$(0.00)	$0.01
Diluted	(0.00)	0.00	(0.00)	0.01
Earnings per common share(1):
Basic	$0.32	$0.25	$0.67	$0.49
Diluted	0.32	0.25	0.67	0.48
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 6 million stock options, restricted stock units and awards and performance stock units for both the three and six months ended June 30, 2018 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 15 million stock options, restricted stock units and awards and performance stock units for both the three and six months ended June 30, 2017 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended June 30
	2018	2017	2018	2017	2018	2017
	(In millions)
Service cost	$10	$9	$1	$1	$11	$10
Interest cost	17	18	1	1	18	19
Expected return on plan assets	(40)	(36)	—	—	(40)	(36)
Amortization of actuarial loss	8	8	2	1	10	9
Settlement charge	—	—	—	10	—	10
Net periodic pension cost (credit)	$(5)	$(1)	$4	$13	$(1)	$12

	Qualified Plans		Non-qualified Plans		Total
	Six Months Ended June 30
	2018	2017	2018	2017	2018	2017
	(In millions)
Service cost	$19	$17	$2	$2	$21	$19
Interest cost	35	36	2	2	37	38
Expected return on plan assets	(77)	(71)	—	—	(77)	(71)
Amortization of actuarial loss	16	16	3	2	19	18
Settlement charge	—	—	—	10	—	10
Net periodic pension cost (credit)	$(7)	$(2)	$7	$16	$—	$14
The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made a contribution of $100 million for the 2017 plan year during the first quarter of 2018 and made no contributions to the plan during the first six months of 2017.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2018 or 2017.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of June 30, 2018 and December 31, 2017. Beginning in the first quarter of 2018, variation margin payments made for derivatives cleared through LCH Limited are legally characterized as settlements of the derivatives. Exchange traded derivatives cleared through LCH Limited were not offset prior to January 2018.

	June 30, 2018			December 31, 2017
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,501			$3,060	$1	$43
Derivatives in cash flow hedging relationships:
Interest rate swaps	8,825			6,825	5	188
Total derivatives designated as hedging instruments	$12,326			$9,885	$6	$231
Derivatives not designated as hedging instruments:
Interest rate swaps	$44,023	$134	$315	$40,841	$308	$342
Interest rate options	5,950	41	26	4,598	23	15
Interest rate futures and forward commitments	31,187	8	11	20,404	6	5
Other contracts	6,783	77	71	5,721	51	48
Total derivatives not designated as hedging instruments	$87,943	$260	$423	$71,564	$388	$410
Total derivatives	$100,269	$260	$423	$81,449	$394	$641

Total gross derivative instruments, before netting		$260	$423		$394	$641
Less: Legally enforceable master netting agreements		108	108		107	107
Less: Cash collateral received/posted		30	112		34	131
Total gross derivative instruments, after netting (2)		$122	$203		$253	$403
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)
As of June 30, 2018, financial instruments posted of $49 million were not offset in the consolidated balance sheets. As of December 31, 2017, cash collateral posted of $257 million and financial instruments posted of $50 million were not offset in the consolidated balance sheets.

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
Regions recognized an unrealized after-tax gain of $125 million and $140 million in accumulated other comprehensive income (loss) at June 30, 2018 and 2017, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $14 million and $18 million during the three months ended June 30, 2018 and 2017, respectively, and pre-tax income of $29 million and $37 million during the six months ended June 30, 2018 and 2017, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $16 million in pre-tax expense due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $46 million in pre-tax net income related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of June 30, 2018, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Three Months Ended June 30, 2018
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
Total amounts presented in the consolidated statements of income	$156	$881	$57	$73	$235

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$—	$(4)	$—
Recognized on derivatives	2	—	—	(9)	—
Recognized on hedged items	(2)	—	—	8	—
Net income (expense) recognized on fair value hedges	$(1)	$—	$—	$(5)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$5	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$5	$—	$—	$—

	Three Months Ended June 30, 2017
	Interest Income		Interest Expense		Non-interest expense
	Securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
Total amounts presented in the consolidated statements of income	$150	$801	$37	$50	$236

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$—	$—	$—
Recognized on derivatives	—	—	—	—	3
Recognized on hedged items	—	—	—	—	(2)
Net income (expense) recognized on fair value hedges	$(1)	$—	$—	$—	$1

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$22	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$22	$—	$—	$—

	Six Months Ended June 30, 2018
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
Total amounts presented in the consolidated statements of income	$310	$1,732	$106	$145	$460

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$—	$(5)	$—
Recognized on derivatives	5	—	—	(41)	—
Recognized on hedged items	(5)	—	—	40	—
Net income (expense) recognized on fair value hedges	$(1)	$—	$—	$(6)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$16	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$16	$—	$—	$—

	Six Months Ended June 30, 2017
	Interest Income		Interest Expense		Non-interest expense
	Securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
Total amounts presented in the consolidated statements of income	$297	$1,574	$72	$100	$456

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(2)	$—	$—	$1	$—
Recognized on derivatives	—	—	—	—	3
Recognized on hedged items	—	—	—	—	(3)
Net income (expense) recognized on fair value hedges	$(2)	$—	$—	$1	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$53	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$53	$—	$—	$—
_____

(1)	See Note 7 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$109	$(3)	$621	$4
Long-term borrowings	(3,313)	89	—	—

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2018 and December 31, 2017, Regions had $338 million and $197 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2018 and December 31, 2017, Regions had $692 million and $481 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of June 30, 2018 and December 31, 2017, the total notional amount related to these contracts was $5.3 billion and $4.8 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2018	2017	2018	2017
	(In millions)
Capital markets income:
Interest rate swaps	$5	$4	$12	$6
Interest rate options	6	8	13	10
Interest rate futures and forward commitments	1	3	2	5
Other contracts	2	(7)	4	(15)
Total capital markets income	14	8	31	6
Mortgage income:
Interest rate swaps	(6)	8	(24)	6
Interest rate options	—	(3)	3	(1)
Interest rate futures and forward commitments	(1)	1	(4)	(7)
Total mortgage income	(7)	6	(25)	(2)
	$7	$14	$6	$4
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at June 30, 2018 and December 31, 2017, totaled approximately $111 million and $251 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2018 and 2026. Swap participations, whereby Regions has sold credit protection have maturities between 2018 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2018 was approximately $2.7 billion. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2018 and 2017 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2018 and December 31, 2017, were $71 million and $91 million, respectively, for which Regions had posted collateral of $71 million and $90 million, respectively, in the normal course of business.

NOTE 11. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the six month periods ended June 30, 2018 and 2017. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$307	$—	$—	$307	$331	$—	$—	$331
Federal agency securities	—	48	—	48	—	28	—	28
Mortgage-backed securities (MBS):
Residential agency	—	16,855	—	16,855	—	17,431	—	17,431
Residential non-agency	—	—	2	2	—	—	3	3
Commercial agency	—	3,737	—	3,737	—	3,714	—	3,714
Commercial non-agency	—	792	—	792	—	788	—	788
Corporate and other debt securities	—	1,191	3	1,194	—	1,105	3	1,108
Total debt securities available for sale	$307	$22,623	$5	$22,935	$331	$23,066	$6	$23,403
Loans held for sale	$—	$319	$24	$343	$—	$325	$—	$325
Marketable equity securities(2)	$423	$—	$—	$423	$414	$—	$—	$414
Residential mortgage servicing rights	$—	$—	$362	$362	$—	$—	$336	$336
Derivative assets:
Interest rate swaps	$—	$134	$—	$134	$—	$314	$—	$314
Interest rate options	—	31	10	41	—	18	5	23
Interest rate futures and forward commitments	—	8	—	8	—	6	—	6
Other contracts	1	76	—	77	2	49	—	51
Total derivative assets	$1	$249	$10	$260	$2	$387	$5	$394
Derivative liabilities:
Interest rate swaps	$—	$315	$—	$315	$—	$573	$—	$573
Interest rate options	—	26	—	26	—	15	—	15
Interest rate futures and forward commitments	—	11	—	11	—	5	—	5
Other contracts	1	68	2	71	2	46	—	48
Total derivative liabilities	$1	$420	$2	$423	$2	$639	$—	$641
Non-recurring fair value measurements
Loans held for sale	$—	$—	$10	$10	$—	$—	$20	$20
Equity investments without a readily determinable fair value(3)	—	—	14	14	—	—	—	—
Foreclosed property and other real estate	—	21	9	30	—	24	9	33
_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

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
The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at June 30, 2018 and 2017 are not material.

	Three Months Ended June 30, 2018

	Opening Balance April 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$356	(3)	(1)	—	9	—	—	—	—	—	$362

	Three Months Ended June 30, 2017

	Opening Balance April 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$326	(19)	(1)	—	39	—	—	—	—	—	$346

	Six Months Ended June 30, 2018
	Opening Balance January 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	9	(1)	—	17	—	—	—	—	—	$362

	Six Months Months Ended June 30, 2017
	Opening Balance January 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$324	(25)	(1)	—	47	—	—	—	—	—	$346
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Loans held for sale	$(3)	$(3)	$(6)	$(7)
Foreclosed property and other real estate	(5)	(11)	(10)	(15)
Equity investments without a readily determinable fair value	1	—	8	—
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2018, and December 31, 2017. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2018, and December 31, 2017, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2018
	Level 3 Estimated Fair Value at June 30, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$362	Discounted cash flow	Weighted-average CPR (%)	3.5% - 28.0% (8.6%)
			OAS (%)	7.5% - 15.0% (8.3%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2017
	Level 3 Estimated Fair Value at December 31, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$336	Discounted cash flow	Weighted-average CPR (%)	7.9% - 28.1% (9.9%)
			OAS (%)	8.1% - 15.0% (8.6%)
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
The Company also elected to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. Therefore, these loans have been classified as Level 2.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2018			December 31, 2017
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$340	$329	$11	$325	$314	$11
Commercial and industrial loans held for sale, at fair value	3	3	—	—	—	—
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2018 and 2017. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions)
Mortgage loans held for sale, at fair value	$3	$2	$—	$8
Commercial and industrial loans held for sale, at fair value	—	—	—	—

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2018 are as follows:

	June 30, 2018
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,286	$4,286	$4,286	$—	$—
Debt securities held to maturity	1,568	1,530	—	1,530	—
Debt securities available for sale	22,935	22,935	307	22,623	5
Loans held for sale	490	490	—	451	39
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	78,586	77,338	—	—	77,338
Other earning assets(4)	1,252	1,252	423	829	—
Derivative assets	260	260	1	249	10
Financial liabilities:
Derivative liabilities	423	423	1	420	2
Deposits	95,283	95,299	—	95,299	—
Short-term borrowings	1,400	1,400	—	1,400	—
Long-term borrowings	9,890	10,158	—	9,838	320
Loan commitments and letters of credit	75	405	—	—	405
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at June 30, 2018 was $1.3 billion or 1.6 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.1 billion at June 30, 2018.

(4)	Excluded from this table is the operating lease carrying amount of $420 million at June 30, 2018.

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
Discontinued operations includes all brokerage and investment activities associated with the sale of Morgan Keegan which closed on April 2, 2012, as well as the pending sale of Regions Insurance Group, Inc. and related affiliates, which closed on July 2, 2018. See Note 2 for related discussion.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$340	$565	$49	$(28)	$926	$—	$926
Provision (credit) for loan losses	53	75	4	(72)	60	—	60
Non-interest income	136	289	80	7	512	35	547
Non-interest expense	234	523	86	68	911	38	949
Income (loss) before income taxes	189	256	39	(17)	467	(3)	464
Income tax expense (benefit)	47	64	9	(31)	89	—	89
Net income (loss)	$142	$192	$30	$14	$378	$(3)	$375
Average assets	$51,076	$34,862	$2,317	$34,547	$122,802	$158	$122,960

	Three Months Ended June 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$360	$532	$47	$(57)	$882	$—	$882
Provision (credit) for loan losses	66	71	5	(94)	48	—	48
Non-interest income	126	287	74	3	490	36	526
Non-interest expense	219	516	82	58	875	36	911
Income (loss) before income taxes	201	232	34	(18)	449	—	449
Income tax expense (benefit)	76	88	14	(45)	133	—	133
Net income (loss)	$125	$144	$20	$27	$316	$—	$316
Average assets	$52,056	$34,849	$2,483	$34,295	$123,683	$160	$123,843

	Six Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$680	$1,107	$98	$(50)	$1,835	$—	$1,835
Provision (credit) for loan losses	108	151	9	(218)	50	—	50
Non-interest income	280	565	156	18	1,019	69	1,088
Non-interest expense	466	1,046	177	106	1,795	72	1,867
Income (loss) before income taxes	386	475	68	80	1,009	(3)	1,006
Income tax expense (benefit)	96	119	17	(15)	217	—	217
Net income (loss)	$290	$356	$51	$95	$792	$(3)	$789
Average assets	$51,056	$34,906	$2,338	$34,761	$123,061	$165	$123,226

	Six Months Ended June 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$700	$1,051	$93	$(103)	$1,741	$—	$1,741
Provision (credit) for loan losses	134	145	11	(172)	118	—	118
Non-interest income	249	562	148	5	964	73	1,037
Non-interest expense	432	1,031	166	89	1,718	60	1,778
Income (loss) before income taxes	383	437	64	(15)	869	13	882
Income tax expense (benefit)	146	166	27	(79)	260	5	265
Net income (loss)	$237	$271	$37	$64	$609	$8	$617
Average assets	$52,197	$34,918	$2,500	$34,550	$124,165	$159	$124,324
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2018	December 31, 2017
	(In millions)
Unused commitments to extend credit	$49,214	$45,705
Standby letters of credit	1,366	1,348
Commercial letters of credit	59	76
Liabilities associated with standby letters of credit	27	26
Assets associated with standby letters of credit	28	28
Reserve for unfunded credit commitments	48	53
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of June 30, 2018, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves, will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs seek monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs filed an appeal, and in April 2017, the appellate court affirmed the dismissal of the plaintiffs’ claims under the RICO Act. The appellate court reversed the trial court’s dismissal of the commercial disparagement and tortious interference claims and remanded those claims but limited the plaintiffs’ damages. Plaintiffs filed an appeal with the Supreme Court of New Jersey in May 2017, and in October 2017, that court denied the plaintiffs' petition and remanded the case to the trial court. The trial date previously set for early June 2018 has been continued to September 2018. This matter is subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of June 30, 2018, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At June 30, 2018 and December 31, 2017, the Company's DUS servicing portfolio totaled approximately $3.0 billion and $2.9 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $967 million and $923 million at June 30, 2018 and December 31, 2017, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both June 30, 2018 and December 31, 2017. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

NOTE 14. REVENUE RECOGNITION
The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration Regions expects to be entitled to receive in exchange for those products or services. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2017, for descriptions of the accounting and reporting policies related to revenue recognition.
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated.

	Three Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$36	$135	$1	$—	$3	$175	$—
Card and ATM fees	14	102	—	—	(4)	112	—
Investment management and trust fee income	—	—	58	—	—	58	—
Capital markets income	26	—	—	—	31	57	—
Mortgage income	—	—	—	—	37	37	—
Bank-owned life insurance	—	—	—	—	18	18	—
Commercial credit fee income	—	—	—	—	17	17	—
Investment services fee income	—	—	19	—	—	19	—
Securities gains, net	—	—	—	—	1	1	—
Market value adjustments on employee benefit assets	—	—	—	—	(2)	(2)	—
Insurance commissions and fees	—	—	—	1	—	1	35
Other miscellaneous income	4	12	1	—	2	19	—
	$80	$249	$79	$1	$103	$512	$35

	Three Months Ended June 30, 2017 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$35	$132	$—	$—	$2	$169	$—
Card and ATM fees	12	97	—	—	(5)	104	—
Investment management and trust fee income	—	—	57	—	—	57	—
Capital markets income	11	—	—	—	27	38	—
Mortgage income	—	—	—	—	40	40	—
Bank-owned life insurance	—	—	—	—	22	22	—
Commercial credit fee income	—	—	—	—	18	18	—
Investment services fee income	—	—	15	—	—	15	—
Securities gains, net	—	—	—	—	1	1	—
Market value adjustments on employee benefit assets	—	—	—	—	2	2	—
Insurance commissions and fees	—	—	—	2	—	2	35
Other miscellaneous income	3	11	1	—	7	22	—
	$61	$240	$73	$2	$114	$490	$35

	Six Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$73	$266	$2	$1	$4	$346	$—
Card and ATM fees	26	198	—	—	(8)	216	—
Investment management and trust fee income	—	—	116	—	—	116	—
Capital markets income	44	—	—	—	63	107	—
Mortgage income	—	—	—	—	75	75	—
Bank-owned life insurance	—	—	—	—	35	35	—
Commercial credit fee income	—	—	—	—	34	34	—
Investment services fee income	—	—	36	—	—	36	—
Securities gains, net	—	—	—	—	1	1	—
Market value adjustments on employee benefit assets	—	—	—	—	(3)	(3)	—
Insurance commissions and fees	—	—	—	1	—	1	69
Other miscellaneous income	9	21	2	—	23	55	—
	$152	$485	$156	$2	$224	$1,019	$69

	Six Months Ended June 30, 2017 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$71	$259	$1	$2	$4	$337	$—
Card and ATM fees	24	190	—	—	(6)	208	—
Investment management and trust fee income	—	—	113	—	—	113	—
Capital markets income	20	—	—	—	50	70	—
Mortgage income	—	—	—	—	81	81	—
Bank-owned life insurance	—	—	—	—	41	41	—
Commercial credit fee income	—	—	—	—	36	36	—
Investment services fee income	—	—	31	—	—	31	—
Securities gains, net	—	—	—	—	1	1	—
Market value adjustments on employee benefit assets	—	—	—	—	7	7	—
Insurance commissions and fees	—	—	—	2	—	2	70
Other miscellaneous income	6	22	2	—	7	37	—
	$121	$471	$147	$4	$221	$964	$70
________

(1)	This revenue is not impacted by the new accounting guidance and continues to be recognized when earned in accordance with the Company's existing revenue recognition policy.

(2)	Prior period amounts have not been adjusted under the modified retrospective method.
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

January 1, 2018
Regions adopted the new revenue recognition standard on January 1, 2018 using the modified retrospective method. The adoption of this guidance did not have a material impact. For the six months ended June 30, 2018, approximately $864 million of non-interest income is within the scope of the new revenue recognition standard and includes service charges on deposit accounts, card and ATM fees, investment management and trust fee income, capital markets fee income, investment services fee income and other components within non-interest income. Income streams that are out of scope of the new standard include interest income, mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. Regions also developed additional quantitative and qualitative disclosures required by the new revenue recognition standard. See Note 14.

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
January 1, 2018
Regions recorded the service cost component of net periodic pension and postretirement benefit cost in salaries and employee benefits in the income statement. The other components of net periodic pension and postretirement benefit cost were recorded in other non-interest expense. The second quarter and first six months of 2017 have been revised to conform to this presentation. The adoption of this guidance did not have a material impact. See Note 9.

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

		Adopted upon issuance.	Regions does not expect the adoption of this guidance to have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
January 1, 2020 Early adoption permitted beginning January 1, 2019.
Regions’ cross-functional implementation team, which is co-led by Finance and Risk Management, has developed a project plan that results in running a CECL parallel production during 2019 and the adoption of the standard in the first quarter of 2020. Key project implementation activities for 2018 focus on model enhancements, execution and implementation, continued challenge of model outputs, processes and controls, policies, disclosures, and data resolution.

Adoption of the standard may result in an overall material increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining contractual life of the portfolio. However, the impact at adoption will be influenced by the portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time. Based on initial modeling, loan portfolios expected to generate the majority of the increase include longer-dated loans such as residential first mortgages, home equity lending products and indirect-other products. However, there could be increases or decreases in the allowance in certain other loan portfolios at adoption.

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
ASU 2018-07, Compensation - Stock Compensation
This ASU amends and expands the scope of Topic 718, Compensation- Stock Compensation, to include share-based payment transactions for acquiring goods and services for non-employees. Under this guidance, the accounting for share-based payments to non-employees and employees will be substantially aligned. The measurement of equity-classified non-employee awards will now be fixed at the grant date.
		January 1, 2019 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
NOTE 16. SUBSEQUENT EVENT
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. The after-tax gain associated with the transaction was approximately $200 million and Common Equity Tier 1 capital generated was approximately $300 million. The after-tax gain will be reflected in Regions' third quarter consolidated statements of income as a component of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2017, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Effective January 1, 2018, the Company adopted new accounting guidance and certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. See Note 1 "Basis of Presentation" and Note 15 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2018 compared to December 31, 2017.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2018, Regions operated 1,476 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 12 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The sale closed on July 2, 2018. On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. and Regions Trust were not included in the sale; they are included in the Wealth Management segment. See Note 2 “Discontinued Operations” to the consolidated financial statements for further discussion.
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
SECOND QUARTER OVERVIEW
Regions reported net income available to common shareholders of $359 million, or $0.32 per diluted share, in the second quarter of 2018 compared to $300 million, or $0.25 per diluted share, in the second quarter of 2017. Net income available to common shareholders from continuing operations was $362 million, or $0.32 per diluted share, compared to $300 million, or $0.25 per diluted share, over these same periods. The primary drivers of the increases in results from the prior year period were increased net interest income and other financing income and decreased income tax expense.

For the second quarter of 2018, net interest income and other financing income (taxable-equivalent basis) totaled $938 million, up $34 million compared to the second quarter of 2017. The net interest margin (taxable-equivalent basis) was 3.49 percent for the second quarter of 2018 and 3.32 percent in the second quarter of 2017. Net interest income and other financing income and net interest margin (taxable-equivalent basis) benefited from higher market interest rates and prudent deposit cost management.
The provision for loan losses totaled $60 million in the second quarter of 2018 compared to $48 million during the second quarter of 2017. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Net charge-offs totaled $62 million, or an annualized 0.32 percent of average loans, in the second quarter of 2018, compared to $68 million, or an annualized 0.34 percent for the second quarter of 2017. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at June 30, 2018, was 1.04 percent of total loans, net of unearned income, compared to 1.17 percent at December 31, 2017. Total non-performing loans decreased to 0.74 percent of total loans, net of unearned income, at June 30, 2018, compared to 0.81 percent at December 31, 2017.
Non-interest income from continuing operations was $512 million for the second quarter of 2018 compared to $490 million for the second quarter of 2017. The increase was primarily driven by growth in capital markets income. See Table 20 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $911 million in the second quarter of 2018, a $36 million increase from the second quarter of 2017. The increase was primarily driven by higher salaries and employee benefits, which included severance costs. See Table 21 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended June 30, 2018 was $89 million compared to income tax expense of $133 million for the same period in 2017. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report. See Note 2 "Discontinued Operations" to the consolidated financial statements for additional information.
2018 Expectations
Management expectations for 2018 are noted below:

•	Full year adjusted average loan growth in the low single digits compared to 2017 adjusted average balances

•	Full year average deposit growth in the low single digits compared to 2017 average balances, excluding brokered and Wealth Institutional Services deposits

•
Adjusted net interest income and other financing income (non-taxable equivalent basis) growth of 4 to 6 percent; based on recent performance and market conditions, currently expect to be toward the upper end of the range

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
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $305 million from year-end 2017 to June 30, 2018, due primarily to an increase in cash on deposit with the FRB, as the result of normal day-to-day operating variations.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1— Debt Securities

	June 30, 2018	December 31, 2017
	(In millions)
U.S. Treasury securities	$307	$331
Federal agency securities	48	28
Mortgage-backed securities:
Residential agency	17,785	18,442
Residential non-agency	2	3
Commercial agency	4,375	4,361
Commercial non-agency	792	788
Corporate and other debt securities	1,194	1,108
	$24,503	$25,061
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
LOANS HELD FOR SALE
Loans held for sale totaled $490 million at June 30, 2018, consisting of $320 million of residential real estate mortgage loans, $160 million of commercial mortgage and other loans, and $10 million of non-performing loans. At December 31, 2017, loans held for sale totaled $348 million, consisting of $325 million of residential real estate mortgage loans, $6 million of commercial mortgage and other loans, and $17 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at June 30, 2018. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2018	December 31, 2017
	(In millions, net of unearned income)
Commercial and industrial	$37,079	$36,115
Commercial real estate mortgage—owner-occupied	6,006	6,193
Commercial real estate construction—owner-occupied	304	332
Total commercial	43,389	42,640
Commercial investor real estate mortgage	3,882	4,062
Commercial investor real estate construction	1,879	1,772
Total investor real estate	5,761	5,834
Residential first mortgage	14,111	14,061
Home equity	9,679	10,164
Indirect—vehicles	3,219	3,326
Indirect—other consumer	1,889	1,467
Consumer credit card	1,264	1,290
Other consumer	1,166	1,165
Total consumer	31,328	31,473
	$80,478	$79,947

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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $964 million since year-end 2017 driven primarily by new relationships and expansion of existing relationships within the Company's specialized lending groups, which offset the impact of large corporate customers utilizing the fixed income market to pay down and pay off bank debt. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $187 million from year-end 2017, reflecting a slowing pace of decline. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	June 30, 2018
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,135	$761	$1,896
Agriculture	528	214	742
Educational services	2,430	416	2,846
Energy	1,848	2,023	3,871
Financial services	3,695	3,447	7,142
Government and public sector	2,732	450	3,182
Healthcare	4,167	1,720	5,887
Information	1,342	891	2,233
Manufacturing	4,592	3,674	8,266
Professional, scientific and technical services	1,620	1,321	2,941
Real estate	6,385	6,381	12,766
Religious, leisure, personal and non-profit services	1,751	710	2,461
Restaurant, accommodation and lodging	2,182	603	2,785
Retail trade	2,461	2,086	4,547
Transportation and warehousing	1,851	888	2,739
Utilities	1,305	2,475	3,780
Wholesale goods	3,331	2,276	5,607
Other (1)	34	3,116	3,150
Total commercial	$43,389	$33,452	$76,841

	December 31, 2017 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$976	$620	$1,596
Agriculture	525	247	772
Educational services	2,353	378	2,731
Energy	1,767	1,877	3,644
Financial services	3,615	3,336	6,951
Government and public sector	2,785	394	3,179
Healthcare	4,216	1,586	5,802
Information	1,294	813	2,107
Manufacturing	4,181	3,785	7,966
Professional, scientific and technical services	1,764	1,266	3,030
Real estate	6,315	5,772	12,087
Religious, leisure, personal and non-profit services	1,841	726	2,567
Restaurant, accommodation and lodging	2,224	642	2,866
Retail trade	2,336	2,294	4,630
Transportation and warehousing	1,815	863	2,678
Utilities	1,557	2,114	3,671
Wholesale goods	3,148	2,267	5,415
Other (1)	(72)	1,604	1,532
Total commercial	$42,640	$30,584	$73,224
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $73 million in comparison to 2017 year-end balances. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $50 million increase in comparison to 2017 year-end balances. This increase was partially offset by the sale of $254 million of primarily performing troubled debt restructured loans and certain non-restructured interest-only loans during the first quarter of 2018. Approximately $1.4 billion in new loan originations were retained on the balance sheet through the first six months of 2018.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $9.7 billion at June 30, 2018 as compared to $10.2 billion at December 31, 2017. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2018. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2018	$7	0.11%	$12	0.20%	$19
2019	58	0.94	48	0.79	106
2020	119	1.92	89	1.45	208
2021	141	2.29	121	1.96	262
2022	151	2.45	142	2.30	293
2023-2027	1,950	31.63	1,995	32.36	3,945
2028-2032	764	12.40	565	9.16	1,329
Thereafter	1	0.02	2	0.02	3
Total	$3,191	51.76%	$2,974	48.24%	$6,165
Of the $9.7 billion home equity portfolio at June 30, 2018, approximately $6.2 billion were home equity lines of credit and $3.5 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, home equity lines of credit had a 20-year repayment term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
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
Table 5—Estimated Current Loan to Value Ranges

	June 30, 2018			December 31, 2017
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$66	$37	$77	$123	$49	$117
80% - 100%	1,754	209	403	1,711	275	485
Below 80%	11,769	6,075	2,680	11,639	6,257	2,766
Data not available	522	75	123	588	85	130
	$14,111	$6,396	$3,283	$14,061	$6,666	$3,498

Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $107 million from year-end 2017, primarily because Regions terminated a third-party purchase arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease during 2018.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $422 million from year-end 2017, primarily due to continued growth in existing point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $26 million from year-end 2017.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 4 percent and 5 percent of the combined portfolios for June 30, 2018 and December 31, 2017, respectively.
Table 6—Estimated Current FICO Score Ranges

	June 30, 2018
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$662	$242	$158	$296	$49	$89	$69
620-680	751	463	272	366	181	221	144
681-720	1,305	730	386	397	340	278	219
Above 720	10,778	4,824	2,412	2,077	1,172	668	678
Data not available	615	137	55	83	147	8	56
	$14,111	$6,396	$3,283	$3,219	$1,889	$1,264	$1,166

	December 31, 2017
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$741	$261	$161	$328	$43	$85	$72
620-680	829	492	300	396	153	220	146
681-720	1,353	775	435	419	246	288	227
Above 720	10,344	5,000	2,546	2,088	765	689	656
Data not available	794	138	56	95	260	8	64
	$14,061	$6,666	$3,498	$3,326	$1,467	$1,290	$1,165
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

The allowance for loan losses totaled $838 million at June 30, 2018 as compared to $934 million at December 31, 2017. The allowance for loan losses as a percentage of net loans decreased from 1.17 percent at December 31, 2017 to 1.04 percent at June 30, 2018. The decrease in percentage is attributable to reductions in non-performing, criticized and TDR loans, as well as total delinquencies.
The provision for loan losses decreased by $68 million for the first six months of 2018 as compared to the same period in 2017. During the first six months of 2018, the provision for loan losses was less than net charge-offs by approximately $96 million, as a result of broad-based improvements in credit metrics, as well as payoffs and paydowns of criticized loans. Net charge-offs for the first six months of 2018 were approximately $22 million lower as compared to the same period in 2017, also reflecting broad-based asset quality improvement. Additionally, lower than anticipated losses associated with certain 2017 hurricanes resulted in the release of the Company's $40 million hurricane-specific loan loss allowance during 2018. Lastly, a $16 million net reduction to the provision for loan losses from the first quarter of 2018 sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans also contributed to the results.
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

Table 7—Allowance for Credit Losses

	Six Months Ended June 30
	2018	2017
	(Dollars in millions)
Allowance for loan losses at beginning of year	$934	$1,091
Loans charged-off:
Commercial and industrial	54	83
Commercial real estate mortgage—owner-occupied	10	13
Commercial investor real estate mortgage	8	2
Commercial investor real estate construction	—	—
Residential first mortgage	9	6
Home equity	14	18
Indirect—vehicles	21	26
Indirect—other consumer	22	11
Consumer credit card	31	27
Other consumer	38	37
	207	223
Recoveries of loans previously charged-off:
Commercial and industrial	20	13
Commercial real estate mortgage—owner-occupied	4	4
Commercial investor real estate mortgage	3	6
Commercial investor real estate construction	1	1
Residential first mortgage	4	2
Home equity	9	10
Indirect—vehicles	9	10
Indirect—other consumer	—	—
Consumer credit card	4	3
Other consumer	7	6
	61	55
Net charge-offs:
Commercial and industrial	34	70
Commercial real estate mortgage—owner-occupied	6	9
Commercial investor real estate mortgage	5	(4)
Commercial investor real estate construction	(1)	(1)
Residential first mortgage	5	4
Home equity	5	8
Indirect—vehicles	12	16
Indirect—other consumer	22	11
Consumer credit card	27	24
Other consumer	31	31
	146	168
Provision for loan losses	50	118
Allowance for loan losses at June 30	$838	$1,041
Reserve for unfunded credit commitments at beginning of year	$53	$69
Provision (credit) for unfunded credit losses	(5)	(2)
Reserve for unfunded credit commitments at June 30	$48	$67
Allowance for credit losses at June 30	$886	$1,108
Loans, net of unearned income, outstanding at end of period	$80,478	$80,127
Average loans, net of unearned income, outstanding for the period	$79,924	$80,144
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.04%	1.30%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.41x	1.27x
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.37%	0.42%

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
Table 8—Troubled Debt Restructurings

	June 30, 2018		December 31, 2017
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$158	$22	$232	$27
Investor real estate	40	4	90	6
Residential first mortgage	165	16	368	36
Home equity	219	6	245	4
Consumer credit card	1	—	1	—
Other consumer	7	—	9	—
	590	48	945	73
Non-accrual status or 90 days past due and still accruing:
Commercial	178	21	115	30
Investor real estate	1	—	1	—
Residential first mortgage	44	4	69	7
Home equity	14	—	14	—
	237	25	199	37
Total TDRs - Loans	$827	$73	$1,144	$110

TDRs - Held For Sale	11	—	13	—
Total TDRs	$838	$73	$1,157	$110
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$347	$91	$520	$95
Inflows	207	48	272	50
Outflows:
Charge-offs	(18)	—	(10)	(1)
Foreclosure	—	—	(1)	—
Payments, sales and other (1)	(200)	(98)	(188)	(34)
Balance, end of period	$336	$41	$593	$110
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $21 million of commercial loans and $5 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2018. During the six months ended June 30, 2017, $8 million of commercial loans and none of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$384	$404
Commercial real estate mortgage—owner-occupied	98	118
Commercial real estate construction—owner-occupied	5	6
Total commercial	487	528
Commercial investor real estate mortgage	4	5
Commercial investor real estate construction	—	1
Total investor real estate	4	6
Residential first mortgage	38	47
Home equity	66	69
Total consumer	104	116
Total non-performing loans, excluding loans held for sale	595	650
Non-performing loans held for sale	10	17
Total non-performing loans(1)	605	667
Foreclosed properties	61	73
Total non-performing assets(1)	$666	$740
Accruing loans 90 days past due:
Commercial and industrial	$4	$4
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	5	5
Commercial investor real estate mortgage	—	1
Total investor real estate	—	1
Residential first mortgage(2)	63	92
Home equity	31	37
Indirect—vehicles	8	9
Consumer credit card	17	19
Other consumer	5	4
Total consumer	124	161
	$129	$167
Restructured loans not included in the categories above	$590	$945
Non-performing loans(1) to loans and non-performing loans held for sale	0.75%	0.83%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.83%	0.92%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $105 million at June 30, 2018 and $124 million at December 31, 2017.

Non-performing loans at June 30, 2018 have decreased compared to year-end levels, due to continued broad-based improvement in credit quality. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 50 percent of the total balance at June 30, 2018.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2018.

Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $129 million at June 30, 2018, a decrease from $167 million at December 31, 2017.
At June 30, 2018, Regions had approximately $75 million to $150 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$528	$6	$116	$650
Additions	204	19	—	223
Net payments/other activity	(145)	(3)	(9)	(157)
Return to accrual	(24)	(1)	—	(25)
Charge-offs on non-accrual loans(2)	(58)	(8)	—	(66)
Transfers to held for sale(3)	(14)	—	(3)	(17)
Transfers to real estate owned	(2)	—	—	(2)
Sales	(2)	(9)	—	(11)
Balance at end of period	$487	$4	$104	$595

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$836	$17	$142	$995
Additions	257	6	—	263
Net payments/other activity	(231)	(4)	(22)	(257)
Return to accrual	(68)	(4)	—	(72)
Charge-offs on non-accrual loans(2)	(91)	(1)	—	(92)
Transfers to held for sale(3)	(10)	(2)	—	(12)
Transfers to foreclosed properties	(2)	—	—	(2)
Sales	—	—	—	—
Balance at end of period	$691	$12	$120	$823
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $6 million and $4 million recorded upon transfer for the six months ended June 30, 2018 and 2017, respectively.
GOODWILL
Goodwill totaled $4.9 billion at both June 30, 2018 and December 31, 2017 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2017 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the second quarter of 2018 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2018 interim period.
OTHER EARNING ASSETS
Other earning assets totaled $1.7 billion at June 30, 2018, consisting primarily of $778 million of FRB and FHLB stock, $420 million of operating lease assets, and $423 million marketable equity securities. At December 31, 2017, other earning assets totaled $1.9 billion, consisting primarily of $684 million of FRB and FHLB stock, $489 million of operating lease assets, and $414 million of marketable equity securities.

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
The following table summarizes deposits by category:
Table 12—Deposits

	June 30, 2018	December 31, 2017
	(In millions)
Non-interest-bearing demand	$36,055	$36,127
Savings	8,971	8,413
Interest-bearing transaction	19,403	20,161
Money market—domestic	24,255	25,306
Money market—foreign	—	23
Low-cost deposits	88,684	90,030
Time deposits	6,599	6,859
	$95,283	$96,889
Total deposits at June 30, 2018 decreased approximately $1.6 billion compared to year-end 2017 levels. The decrease was driven by decreases in money market accounts and interest-bearing transaction accounts offset by increases in savings accounts. Interest-bearing transaction accounts have declined primarily due to the Company's continued strategic reduction of certain trust customer deposits, which require collateralization by securities, and have been shifted into other fee income-producing customer investments. Money market accounts have continued to decline as a result of a decision to reduce higher-cost brokered deposits that were no longer a necessary component of the Company's funding strategy. Customer time deposits declined approximately $260 million as a result of the Company's strong liquidity profile providing less need for higher-cost deposits as part of its funding strategy. Also contributing to the decrease was a continuing customer preference for more liquid deposit products as market interest rates remain relatively low.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $1.4 billion at June 30, 2018 as compared to $500 million at December 31, 2017. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
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

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	June 30, 2018	December 31, 2017
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$—	$101
3.20% senior notes due February 2021	1,101	1,101
2.75% senior notes due August 2022	995	995
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	158	158
7.375% subordinated notes due December 2037	297	297
Valuation adjustments on hedged long-term debt	(82)	(50)
	2,569	2,702
Regions Bank:
Federal Home Loan Bank advances	5,153	3,653
2.25% senior notes due September 2018	749	749
7.50% subordinated notes due May 2018	—	500
2.75% senior notes due April 2021	548	—
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	349	—
6.45% subordinated notes due June 2037	495	495
Other long-term debt	34	35
Valuation adjustments on hedged long-term debt	(7)	(2)
	7,321	5,430
Total consolidated	$9,890	$8,132
Long-term borrowings increased approximately $1.8 billion since year-end 2017. FHLB advances increased $1.5 billion. During the first quarter of 2018, Regions issued $550 million of 2.75% senior bank notes due April 1, 2021 and simultaneously entered into an interest rate swap effectively converting the 2.75% senior bank notes to floating rate notes at 1 month LIBOR. Also during the first quarter, Regions issued $350 million of senior floating rate bank notes at 3 month LIBOR plus 38 basis points due April 1, 2021. During the second quarter of 2018, approximately $600 million of senior and subordinated notes matured.
Long-term FHLB advances have a weighted-average interest rate of 2.0 percent at June 30, 2018 and 1.4 percent at December 31, 2017 with remaining maturities ranging from less than one year to thirteen years and a weighted-average of 0.8 years.

On August 2, 2018, Regions provided notice to holders of the 2.25% senior notes due September 14, 2018 issued by Regions Bank of the company's intent to call the notes. Consistent with the terms of the securities, the total amount outstanding of $750 million will be called at par on August 14, 2018.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $15.8 billion at June 30, 2018 as compared to $16.2 billion billion at December 31, 2017. During the first six months of 2018, net income increased stockholders’ equity by $789 million, while cash dividends on common stock reduced stockholders' equity by $201 million and cash dividends on preferred stock reduced stockholder's equity by $32 million. Changes in accumulated other comprehensive income decreased stockholders' equity by $506 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments. Common stock repurchased during the first six months of 2018 reduced stockholders' equity by $470 million. These shares were immediately retired and therefore are not included in treasury stock.
On June 28, 2018, Regions received no objection from the Federal Reserve to its 2018 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase.
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
Additionally, the Basel III Rules introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios. The Basel III Rules also prescribe a standardized approach for risk-weightings of assets and off-balance sheet exposures to derive the capital ratios.
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
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk-weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approach institutions, and not to Regions or Regions Bank. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal banking regulators.

On April 10, 2018, the federal banking agencies issued a proposal to simplify capital rules for large banks. The proposal introduces a “stress capital buffer," which would replace the existing capital conservation buffer and incorporate forward-looking stress test results into non-stress capital requirements. The proposed stress capital buffer is defined as the greater of the sum of a bank’s degradation in its CET1 capital ratio in CCAR, excluding any planned capital actions, and four quarters of planned common stock dividends or a floor of 2.5% of risk-weighted assets.

On May 14, 2018, the federal banking agencies issued a proposal that would amend regulatory capital rules to provide banks with the option to phase in the day-one effects on regulatory capital that may result from adoption of the new current expected credit losses accounting standard (see Note 15 "Recent Accounting Pronouncements"). Additionally, the agencies are proposing amendments to stress testing regulations which would delay incorporation of the new accounting standard in stress testing until the 2020 stress test cycle.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted on May 24, 2018, which provides certain limited amendments to the Dodd-Frank Act as well as other modifications to certain post-crisis regulatory requirements. The EGRRCPA raises the asset threshold for the Systemically Important Financial Institution designations from $50 billion to $250 billion and eliminates the company-run stress tests for institutions with less than $250 billion in assets. The EGRRCPA will likely decrease the overall regulatory burden on institutions like Regions, however the ultimate impact is uncertain at this time and will depend on the implementation of the law by the federal banking agencies. On July 6, 2018, the federal banking agencies issued an interagency statement regarding the impact of the EGRRCPA. The statement provides information on rules and associated reporting requirements that EGRRCPA affected such as company-run stress testing, resolution plans, Volcker Rule, HVCRE exposures, and other provisions. Among other things, the statement permits banks to use current information to estimate and report HVCRE acquisition, development and construction loans as defined in the EGRRCPA. Regions implemented this change effective June 30, 2018 and it did not have a material impact.
Additional discussion of the Basel III Rules and their applicability to Regions is included in Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, as well as related discussion in Management's Discussion and Analysis.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	June 30, 2018 Ratio (2)	December 31, 2017 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	11.00%	11.05%	4.50%	N/A
Regions Bank	12.99	12.49	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	11.80%	11.86%	6.00%	6.00%
Regions Bank	12.99	12.49	6.00	8.00
Total capital:
Regions Financial Corporation	13.59%	13.78%	8.00%	10.00%
Regions Bank	14.34	13.97	8.00	10.00
Leverage capital:
Regions Financial Corporation	10.10%	10.01%	4.00%	N/A
Regions Bank	11.14	10.54	4.00	5.00%
________

(1)	The 2018 and 2017 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
At June 30, 2018, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for more information.

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of June 30, 2018 and December 31, 2017.
Table 15—Credit Ratings

As of June 30, 2018 and December 31, 2017
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
The following tables provide: 1) a reconciliation of average total loans to adjusted average total loans (non-GAAP), 2) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 3) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense from continuing operations (non-GAAP), 4) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income from continuing operations (non-GAAP), 5) a computation of adjusted total revenue (non-GAAP), 6) a computation of the adjusted efficiency ratio (non-GAAP), 7) a computation of the adjusted fee income ratio (non-GAAP), 8) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 9) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and 10) calculation of the related ratio based on Regions’ current understanding of the Basel III requirements (non-GAAP).
Table 16—GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In millions, net of unearned income)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$79,957	$80,110	$79,924	$80,144
Less: Balances of residential first mortgage loans sold (1)	—	254	81	254
Less: Indirect—vehicles third-party	909	1,611	984	1,722
Adjusted average total loans (non-GAAP)	$79,048	$78,245	$78,859	$78,168

		Three Months Ended June 30		Six Months Ended June 30
		2018	2017	2018	2017
		(Dollars in millions)
INCOME — CONSOLIDATED
Net income (GAAP)		$375	$316	$789	$617
Preferred dividends (GAAP)		(16)	(16)	(32)	(32)
Net income available to common shareholders (GAAP)	A	$359	$300	$757	$585
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	B	$911	$875	$1,795	$1,718
Significant items:
Branch consolidation, property and equipment charges		(1)	(7)	(4)	(8)
Expenses associated with residential mortgage loan sale		—	—	(4)	—
Salary and employee benefits—severance charges		(34)	(3)	(49)	(7)
Adjusted non-interest expense (non-GAAP)	C	$876	$865	$1,738	$1,703
Net interest income and other financing income (GAAP)		$926	$882	$1,835	$1,741
Taxable-equivalent adjustment		12	22	25	44
Net interest income and other financing income, taxable-equivalent basis	D	938	904	1,860	1,785
Non-interest income (GAAP)	E	512	490	1,019	964
Significant items:
Securities (gains) losses, net		(1)	(1)	(1)	(1)
Gain on sale of affordable housing residential mortgage loans (2)		—	(5)	—	(5)
Leveraged lease termination gains		—	—	(4)	—
Adjusted non-interest income (non-GAAP)	F	$511	$484	$1,014	$958
Total revenue, taxable-equivalent basis	D+E=G	$1,450	$1,394	$2,879	$2,749
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=H	$1,449	$1,388	$2,874	$2,743
Efficiency ratio (GAAP)	B/G	62.74%	62.75%	62.33%	62.49%
Adjusted efficiency ratio (non-GAAP)	C/H	60.41%	62.29%	60.47%	62.10%
Fee income ratio (GAAP)	E/G	35.31%	35.19%	35.40%	35.10%
Adjusted fee income ratio (non-GAAP)	F/H	35.24%	34.90%	35.28%	34.94%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$15,682	$16,803	$15,765	$16,727
Less: Average intangible assets (GAAP)		5,066	5,108	5,071	5,114
Average deferred tax liability related to intangibles (GAAP)		(98)	(156)	(99)	(156)
Average preferred stock (GAAP)		820	820	820	820
Average tangible common stockholders’ equity (non-GAAP)	I	$9,894	$11,031	$9,973	$10,949
Return on average tangible common stockholders’ equity (non-GAAP(3)	A/I	14.54%	10.91%	15.31%	10.77%

		June 30, 2018	December 31, 2017
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$15,777	$16,192
Less: Ending intangible assets (GAAP)		5,060	5,081
Ending deferred tax liability related to intangibles (GAAP)		(97)	(99)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	J	$9,994	$10,390
Ending total assets (GAAP)		$124,557	$124,294
Less: Ending intangible assets (GAAP)		5,060	5,081
Ending deferred tax liability related to intangibles (GAAP)		(97)	(99)
Ending tangible assets (non-GAAP)	K	$119,594	$119,312
End of period shares outstanding	L	1,114	1,134
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	8.36%	8.71%
Tangible common book value per share (non-GAAP)	J/L	$8.97	$9.16

		June 30, 2018	December 31, 2017
		(Dollars in millions, except per share data)
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (4)
Stockholders’ equity (GAAP)		$15,777	$16,192
Non-qualifying goodwill and intangibles		(4,953)	(4,972)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		1,230	712
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	M	$11,234	$11,112
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (5)	N	$102,819	$101,498
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	M/N	10.93%	10.95%
_________
(1) Adjustments to average loan balances assume a simple day-weighted average impact for the first six months of 2018, and are equal to the ending balance of the residential first mortgage loans sold for the prior periods.

(2)
In the fourth quarter of 2016, the Company sold affordable housing residential mortgage loans to Freddie Mac. Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which was recognized during the second quarter of 2017.

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

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	—%
Debt securities—taxable	24,386	156	2.57	25,090	150	2.40
Loans held for sale	388	4	4.21	509	4	3.43
Loans, net of unearned income (1)(2)	79,957	893	4.46	80,110	823	4.10
Investment in operating leases, net	439	4	3.59	631	6	2.88
Other earning assets	2,558	17	2.60	2,861	10	1.47
Total earning assets	107,728	1,074	3.98	109,202	993	3.63
Allowance for loan losses	(848)			(1,069)
Cash and due from banks	1,953			1,856
Other non-earning assets	14,127			13,854
	$122,960			$123,843
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,981	3	0.15	$8,359	4	0.15
Interest-bearing checking	19,534	18	0.38	19,272	8	0.19
Money market	24,235	19	0.30	26,712	10	0.15
Time deposits	6,692	17	0.98	7,005	15	0.87
Total interest-bearing deposits (3)	59,442	57	0.38	61,348	37	0.24
Federal funds purchased and securities sold under agreements to repurchase	41	1	1.83	—	—	—
Other short-term borrowings	1,161	5	1.90	422	2	0.99
Long-term borrowings	8,742	73	3.35	6,748	50	2.97
Total interest-bearing liabilities	69,386	136	0.79	68,518	89	0.52
Non-interest-bearing deposits (3)	35,811	—	—	36,141	—	—
Total funding sources	105,197	136	0.52	104,659	89	0.34
Net interest spread			3.19			3.11
Other liabilities	2,081			2,387
Stockholders’ equity	15,682			16,797
	$122,960			$123,843
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$938	3.49%		$904	3.32%
_____

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $6 million for each of the periods presented.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.24% and 0.15% for the three months ended June 30, 2018 and 2017, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% and 35% for June 30, 2018 and 2017, respectively, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	—%
Debt securities—taxable	24,486	310	2.56	24,988	297	2.40
Loans held for sale	373	7	3.73	525	8	3.20
Loans, net of unearned income (1)(2)	79,924	1,757	4.40	80,144	1,618	4.04
Investment in operating leases, net	456	8	3.19	655	11	3.07
Other earning assets	2,706	36	2.66	3,307	25	1.54
Total earning assets	107,945	2,118	3.93	109,620	1,959	3.58
Allowance for loan losses	(890)			(1,081)
Cash and due from banks	1,952			1,877
Other non-earning assets	14,219			13,908
	$123,226			$124,324
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,799	7	0.16	$8,205	7	0.16
Interest-bearing checking	19,734	34	0.35	19,592	16	0.17
Money market	24,417	33	0.27	26,968	19	0.14
Time deposits	6,752	32	0.94	7,075	30	0.85
Total interest-bearing deposits (3)	59,702	106	0.36	61,840	72	0.23
Federal funds purchased and securities sold under agreements to repurchase	72	1	1.55	—	—	—
Other short-term borrowings	661	6	1.85	356	2	0.86
Long-term borrowings	9,135	145	3.17	7,103	100	2.82
Total interest-bearing liabilities	69,570	258	0.75	69,299	174	0.51
Non-interest-bearing deposits (3)	35,638	—	—	35,886	—	—
Total funding sources	105,208	258	0.49	105,185	174	0.33
Net interest spread			3.18			3.07
Other liabilities	2,253			2,416
Stockholders’ equity	15,765			16,723
	$123,226			$124,324
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$1,860	3.48%		$1,785	3.28%
_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $11 million for both six months ended June 30, 2018 and 2017.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.22% and 0.15% for the six months ended June 30, 2018 and 2017, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% and 35% for June 30, 2018 and 2017, respectively, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2018, net interest income and other financing income (taxable-equivalent basis) totaled $938 million compared to $904 million in the second quarter of 2017. The net interest margin (taxable-equivalent basis) was 3.49 percent for the second quarter of 2018 and 3.32 percent for the second quarter of 2017. Net interest income and other financing income (taxable-equivalent basis) totaled $1.9 billion and $1.8 billion for the first six months of 2018 and 2017, respectively. The net interest margin (taxable-equivalent basis) was 3.48 percent and 3.28 percent for the first six months of 2018 and 2017, respectively. The increase in net interest margin (taxable-equivalent basis) for the second quarter and first six months of 2018, compared to the same periods of 2017, was primarily due to higher market interest rates and prudent deposit cost management.

Management expects to increase adjusted net interest income and other financing income (non-GAAP and non-taxable equivalent) in the range of 4 to 6 percent on a full year basis in 2018. Based on recent performance and market conditions, the Company currently expects to be toward the upper end of the range.
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
Exposure to Interest Rate Movements—As of June 30, 2018, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2019. The estimated exposure associated with the parallel yield curve shift of minus 100 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have not resulted in a meaningful increase in deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio. At current rate levels, the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization is reduced, making intermediate and long-term interest rate sensitivity primarily attributable to changes in the level of reinvestment yields on fixed rate assets.
With respect to sensitivity along the yield curve, the balance sheet is estimated to be asset sensitive to short-term, intermediate-term, and long-term rates individually. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $83 million if intermediate and longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if intermediate and longer-term interest rates were to immediately and on a sustained basis underperform the base case by 100 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $116 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities.

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2018
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$167
+ 100 basis points	96
- 100 basis points	(125)

Instantaneous Change in Interest Rates
+ 200 basis points	$159
+ 100 basis points	107
- 100 basis points	(197)
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the +200 basis point gradual interest rate change scenario in Table 18, the total cumulative interest bearing deposit re-pricing sensitivity is expected to be approximately 60 percent of changes in short-term market rates (e.g., Fed Funds), as compared to approximately 55 percent in the 2004 to 2007 historical timeframe. Recently observed market rate movements have yielded higher levels of asset sensitivity than modeled due primarily to outperformance in deposit betas as compared to the model assumption. A 5 percentage point lower sensitivity than the 60 percent baseline would increase 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $60 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 18. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $30 million.
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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2018
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Interest rate swaps:
Derivatives in fair value hedging relationships:
Receive fixed/pay variable	$3,400	2.5	1.6%	2.2%
Receive variable/pay fixed	101	8.3	2.2	2.4
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable	8,825	5.5	1.7	2.2
Total derivatives designated as hedging instruments	$12,326	4.7	1.7%	2.2%

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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.0 billion at June 30, 2018. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's Liquidity Risk Oversight Committee and ALCO, which regularly reviews compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2018, Regions had approximately $2.4 billion in cash on deposit with the FRB, an increase from approximately $1.9 billion at December 31, 2017.
Regions’ borrowing availability with the FRB as of June 30, 2018, based on assets pledged as collateral on that date, was $17.4 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2018, Regions’ outstanding balance of FHLB borrowings was $6.6 billion and its total borrowing capacity from the FHLB totaled $17.1 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements in the 2017 Annual Report on Form 10-K for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $60 million in the second quarter of 2018 compared to $48 million during the second quarter of 2017. The provision for loan losses totaled $50 million for the first six months of 2018 compared to $118 million for the first six months of 2017. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2018 vs. 6/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$175	$169	$6	3.6%
Card and ATM fees	112	104	8	7.7%
Investment management and trust income	58	57	1	1.8%
Capital markets income	57	38	19	50.0%
Mortgage income	37	40	(3)	(7.5)%
Bank-owned life insurance	18	22	(4)	(18.2)%
Commercial credit fee income	17	18	(1)	(5.6)%
Investment services fee income	19	15	4	26.7%
Securities gains (losses), net	1	1	—	NM
Market value adjustments on employee benefit assets	(2)	2	(4)	(200.0)%
Other miscellaneous income	20	24	(4)	(16.7)%
	$512	$490	$22	4.5%

	Six Months Ended June 30		Year-to-Date Change 6/30/2018 vs. 6/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$346	$337	$9	2.7%
Card and ATM fees	216	208	8	3.8%
Investment management and trust income	116	113	3	2.7%
Capital markets income	107	70	37	52.9%
Mortgage income	75	81	(6)	(7.4)%
Bank-owned life insurance	35	41	(6)	(14.6)%
Commercial credit fee income	34	36	(2)	(5.6)%
Investment services fee income	36	31	5	16.1%
Securities gains (losses), net	1	1	—	NM
Market value adjustments on employee benefit assets	(3)	7	(10)	(142.9)%
Other miscellaneous income	56	39	17	43.6%
	$1,019	$964	$55	5.7%
________
NM - Not Meaningful
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increases during the second quarter of 2018 and the first six months of 2018 compared to the same periods of 2017 were primarily due to customer account growth and increases in non-sufficient fund activity.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increases in the second quarter of 2018 and first six months of 2018 compared to the same periods of 2017 were primarily the result of account growth and the related increase in commercial and consumer checkcard interchange income.
Capital markets income —Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory fees. The increases in the second quarter of 2018 and the first six months of 2018 compared to the same periods in

2017 were primarily due to increases in income from mergers and acquisitions advisory fees, customer interest rate swap income, loan syndication fees, and fees generated from securities underwriting and placement.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets decreased in the second quarter and the first six months of 2018 compared to the same periods of 2017 reflecting market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and benefits expense.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, fees from safe deposit boxes, check fees, and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the first six months of 2018 compared to the same period of 2017 primarily due to $7 million in net gains associated with the sale of certain low income housing investments, a $6 million increase to the value of an equity method investment, and $4 million in leveraged lease termination gains, all of which occurred during the first quarter of 2018.
NON-INTEREST EXPENSE
Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2018 vs 6/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$511	$470	$41	8.7%
Net occupancy expense	84	85	(1)	(1.2)%
Furniture and equipment expense	81	84	(3)	(3.6)%
Outside services	48	43	5	11.6%
FDIC insurance assessments	25	26	(1)	(3.8)%
Professional, legal and regulatory expenses	33	28	5	17.9%
Marketing	25	22	3	13.6%
Branch consolidation, property and equipment charges	1	7	(6)	(85.7)%
Visa class B shares expense	10	1	9	NM
Provision (credit) for unfunded credit losses	(1)	(3)	2	(66.7)%
Other miscellaneous expenses	94	112	(18)	(16.1)%
	$911	$875	$36	4.1%

	Six Months Ended June 30		Year-to-Date Change 6/30/2018 vs. 6/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,006	$931	$75	8.1%
Net occupancy expense	167	168	(1)	(0.6)%
Furniture and equipment expense	162	163	(1)	(0.6)%
Outside services	95	83	12	14.5%
FDIC insurance assessments	49	53	(4)	(7.5)%
Professional, legal and regulatory expenses	60	49	11	22.4%
Marketing	51	46	5	10.9%
Branch consolidation, property and equipment charges	4	8	(4)	(50.0)%
Visa class B shares expense	12	4	8	200.0%
Provision (credit) for unfunded credit losses	(5)	(2)	(3)	150.0%
Other miscellaneous expenses	194	215	(21)	(9.8)%
	$1,795	$1,718	$77	4.5%
Salaries and employee benefits—Salaries and employee benefits include salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased for the second quarter and first six months of 2018 compared to the same periods in 2017. The primary drivers of the increases were higher severance charges, annual merit increases and higher production-based incentive expenses, partially offset by staffing reductions. Severance charges totaled $49 million and $7 million for the first six months of 2018 and 2017, respectively. Full-time equivalent headcount from continuing operations decreased to 20,326 at June 30, 2018 from 21,412 at June 30, 2017, reflecting the impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the second quarter and the first six months of 2018 compared to the same periods of 2017 primarily due to increased servicing costs related to point-of-sale lending through third parties and additional expenses recorded related to a new Wealth Management platform.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during the second quarter and the first six months of 2018 compared to the same periods in 2017 due to higher consulting fees and litigation-related costs.
Visa class B shares expense—Visa class B share expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B shares expense increased in both the second quarter and the first six months of 2018 compared to the same periods of 2017 as a result of changes in the status of that litigation.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses decreased during the second quarter and the first six months of 2018 compared to the same periods of 2017 primarily due to decreased valuation charges associated with other real estate and lower non-service cost related pension and other postretirement benefits expense resulting from a settlement charge recorded in the second quarter of 2017.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended June 30, 2018 was $89 million and $133 million for the three months ended June 30, 2017, resulting in effective taxes rates of 19.2 percent and 29.5 percent, respectively. Income tax expense from continuing operations for the six months ended June 30, 2018 was $217 million compared to income tax expense of $260 million for the same period in 2017, resulting in effective tax rates of 21.5 percent and 29.9 percent, respectively. The effective tax rate is lower in both current periods due to Tax Reform enacted in December 2017 that reduced the federal statutory rate from 35 percent to 21 percent effective January 1, 2018. The Company expects the full-year effective tax rate will range from 20 percent to 22 percent for 2018 excluding the impact of unanticipated discrete items.
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
At June 30, 2018, the Company reported a net deferred tax asset of $222 million compared to a net deferred tax asset of $163 million at December 31, 2017. The increase in the net deferred tax asset was primarily due to an increase in the deferred tax asset related to the unrealized losses on available for sale securities and derivative instruments, and was partially offset by an increase in the deferred tax liability related to employee benefits and a decrease in the deferred tax asset related to the allowance for loan losses.
DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. Morgan Keegan was sold on April 2, 2012.
Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three and six months ended June 30, 2018 losses from discontinued operations were immaterial, and the six months ended June 30, 2017 income from discontinued operations was primarily the result of recoveries of legal expenses related to Morgan Keegan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 83 through 86 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2018, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 13, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2018, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2018	1,000,000	$18.89	1,000,000	$216,625,445
May 1-31, 2018	11,436,681	$18.92	11,436,681	$30,276
June 1-30, 2018	—	$—	—	$30,276
Total 2nd Quarter	12,436,681	$18.92	12,436,681	$30,276
On June 28, 2017, Regions' Board authorized a $1.47 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2017 through the second quarter of 2018. As of June 30, 2018, Regions had repurchased approximately 90.6 million shares of common stock at a total cost of approximately $1.5 billion under this plan and concluded the plan during the second quarter of 2018.
Regions' Board authorized, effective June 28, 2018, a new $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the end of the second quarter of 2019. The Company began to repurchase shares under this plan in the third quarter of 2018, and as of August 7, 2018, Regions had repurchased approximately 16.4 million shares of common stock at a total cost of approximately $308.8 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 25, 2018.

10.1	2018 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.2	2018 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.3	2018 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.4	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.5	Amendment Number Three to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014.

10.6	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.7	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated June 2018.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2018	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)