Form 10-Q
period 2018-09-30
REGIONS FINANCIAL CORP
filed 2018-11-07
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,033,870,240 shares of common stock, par value $.01, outstanding as of November 5, 2018.

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
FEMA - Federal Emergency Management Agency.
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
IRS - Internal Revenue Service.
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
UTB - Unrecognized tax benefits.
VIE - Variable interest entity.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•
Current and future economic and market conditions in the U.S. generally or in the communities we serve, including the effects of possible declines in property values, increases in unemployment rates and potential reductions of economic growth, which may adversely affect our lending and other businesses and our financial results and conditions.

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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(In millions, except share data)
Assets
Cash and due from banks	$1,911	$2,012
Interest-bearing deposits in other banks	1,584	1,899
Federal funds sold and securities purchased under agreements to resell	—	70
Debt securities held to maturity (estimated fair value of $1,472 and $1,667, respectively)	1,524	1,658
Debt securities available for sale	22,671	23,403
Loans held for sale (includes $293 and $325 measured at fair value, respectively)	331	348
Loans, net of unearned income	81,821	79,947
Allowance for loan losses	(840)	(934)
Net loans	80,981	79,013
Other earning assets	1,801	1,891
Premises and equipment, net	2,051	2,064
Interest receivable	360	337
Goodwill	4,829	4,904
Residential mortgage servicing rights at fair value	406	336
Other identifiable intangible assets	122	177
Other assets	6,007	6,182
Total assets	$124,578	$124,294
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$35,354	$36,127
Interest-bearing	57,901	60,762
Total deposits	93,255	96,889
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	3,250	500
Total short-term borrowings	3,250	500
Long-term borrowings	11,178	8,132
Total borrowed funds	14,428	8,632
Other liabilities	2,125	2,581
Total liabilities	109,808	108,102
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,096,458,732 and 1,175,327,565 shares, respectively	11	12
Additional paid-in capital	14,122	15,858
Retained earnings	2,582	1,628
Treasury stock, at cost—41,032,675 and 41,259,320 shares, respectively	(1,371)	(1,377)
Accumulated other comprehensive income (loss), net	(1,394)	(749)
Total stockholders’ equity	14,770	16,192
Total liabilities and stockholders’ equity	$124,578	$124,294

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$919	$827	$2,651	$2,401
Debt securities - taxable	155	148	465	445
Loans held for sale	4	3	11	11
Other earning assets	17	13	53	38
Operating lease assets	17	21	55	72
Total interest income, including other financing income	1,112	1,012	3,235	2,967
Interest expense on:
Deposits	64	42	170	114
Short-term borrowings	8	2	15	4
Long-term borrowings	84	53	229	153
Total interest expense	156	97	414	271
Depreciation expense on operating lease assets	14	18	44	58
Total interest expense and depreciation expense on operating lease assets	170	115	458	329
Net interest income and other financing income	942	897	2,777	2,638
Provision for loan losses	84	76	134	194
Net interest income and other financing income after provision for loan losses	858	821	2,643	2,444
Non-interest income:
Service charges on deposit accounts	179	175	525	512
Card and ATM fees	111	103	327	311
Investment management and trust fee income	59	58	175	171
Capital markets income	45	35	152	105
Mortgage income	32	32	107	113
Securities gains, net	—	8	1	9
Other	93	71	251	225
Total non-interest income	519	482	1,538	1,446
Non-interest expense:
Salaries and employee benefits	473	464	1,479	1,395
Net occupancy expense	82	89	249	257
Furniture and equipment expense	81	83	243	246
Other	286	217	746	673
Total non-interest expense	922	853	2,717	2,571
Income from continuing operations before income taxes	455	450	1,464	1,319
Income tax expense	85	138	302	398
Income from continuing operations	370	312	1,162	921
Discontinued operations:
Income from discontinued operations before income taxes	274	—	271	13
Income tax expense	80	1	80	6
Income (loss) from discontinued operations, net of tax	194	(1)	191	7
Net income	$564	$311	$1,353	$928
Net income from continuing operations available to common shareholders	$354	$296	$1,114	$873
Net income available to common shareholders	$548	$295	$1,305	$880
Weighted-average number of shares outstanding:
Basic	1,086	1,182	1,111	1,197
Diluted	1,095	1,193	1,121	1,209
Earnings per common share from continuing operations:
Basic	$0.33	$0.25	$1.00	$0.73
Diluted	0.32	0.25	0.99	0.72
Earnings per common share:
Basic	$0.50	$0.25	$1.18	$0.74
Diluted	0.50	0.25	1.16	0.73
Cash dividends declared per common share	0.14	0.09	0.32	0.225
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2018	2017
	(In millions)
Net income	$564	$311
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(2)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($35) and $16 tax effect, respectively)	(103)	23
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $2 tax effect, respectively)	(1)	2
Net change in unrealized gains (losses) on securities available for sale, net of tax	(102)	21
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($15) and $4 tax effect, respectively)	(44)	6
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of zero and $7 tax effect, respectively)	—	10
Net change in unrealized gains (losses) on derivative instruments, net of tax	(44)	(4)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($4) tax effect, respectively)	(6)	(7)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	7
Other comprehensive income (loss), net of tax	(139)	25
Comprehensive income	$425	$336

	Nine Months Ended September 30
	2018	2017
	(In millions)
Net income	$1,353	$928
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2) and ($3) tax effect, respectively)	(5)	(4)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	5	4
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($162) and $47 tax effect, respectively)	(479)	75
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $2 tax effect, respectively)	—	3
Net change in unrealized gains (losses) on securities available for sale, net of tax	(479)	72
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($60) and $24 tax effect, respectively)	(178)	39
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $4 and $27 tax effect, respectively)	12	43
Net change in unrealized gains (losses) on derivative instruments, net of tax	(190)	(4)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(2)	(1)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($6) and ($14) tax effect, respectively)	(21)	(25)
Net change from defined benefit pension plans and other post employment benefits, net of tax	19	24
Other comprehensive income (loss), net of tax	(645)	96
Comprehensive income	$708	$1,024
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2017	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	928	—	—	928
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	96	96
Cash dividends declared—$0.225 per share	—	—	—	—	—	(267)	—	—	(267)
Preferred stock dividends	—	—	—	—	—	(48)	—	—	(48)
Common stock transactions:
Impact of share repurchases	—	—	(54)	(1)	(774)	—	—	—	(775)
Impact of stock transactions under compensation plans, net and other	—	—	5	—	26	—	—	—	26
BALANCE AT SEPTEMBER 30, 2017	1	$820	1,165	$12	$16,344	$1,279	$(1,377)	$(454)	$16,624

BALANCE AT JANUARY 1, 2018	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192
Cumulative effect from change in accounting guidance	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	1,353	—	—	1,353
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(645)	(645)
Cash dividends declared—$0.32 per share	—	—	—	—	—	(349)	—	—	(349)
Preferred stock dividends	—	—	—	—	—	(48)	—	—	(48)
Common stock transactions:
Impact of share repurchases	—	—	(84)	(1)	(1,751)	—	—	—	(1,752)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	15	—	6	—	21
BALANCE AT SEPTEMBER 30, 2018	1	$820	1,055	$11	$14,122	$2,582	$(1,371)	$(1,394)	$14,770

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2018	2017
	(In millions)
Operating activities:
Net income	$1,353	$928
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	134	194
Depreciation, amortization and accretion, net	355	410
Securities (gains) losses, net	(1)	(9)
(Gain) on sale of business	(281)	—
Deferred income tax expense	146	63
Originations and purchases of loans held for sale	(2,419)	(2,667)
Proceeds from sales of loans held for sale	2,480	3,074
(Gain) loss on sale of loans, net	(55)	(78)
Net change in operating assets and liabilities:
Other earning assets	46	145
Interest receivable and other assets	(39)	(85)
Other liabilities	(432)	(9)
Other	(16)	38
Net cash from operating activities	1,271	2,004
Investing activities:
Proceeds from maturities of debt securities held to maturity	132	152
Proceeds from sales of debt securities available for sale	186	704
Proceeds from maturities of debt securities available for sale	2,569	2,673
Net proceeds from (purchases of) bank-owned life insurance	(3)	—
Purchases of debt securities available for sale	(2,760)	(3,303)
Purchases of debt securities held to maturity	—	(494)
Proceeds from sales of loans	290	45
Purchases of loans	(403)	(153)
Purchases of mortgage servicing rights	(37)	(40)
Net change in loans	(2,036)	498
Net purchases of other assets	(129)	(81)
Proceeds from disposition of business, net of cash transferred	357	—
Net cash from investing activities	(1,834)	1
Financing activities:
Net change in deposits	(3,634)	(1,444)
Net change in short-term borrowings	2,750	600
Proceeds from long-term borrowings	10,800	2,844
Payments on long-term borrowings	(7,700)	(4,504)
Cash dividends on common stock	(304)	(346)
Cash dividends on preferred stock	(48)	(48)
Repurchases of common stock	(1,752)	(775)
Taxes paid related to net share settlement of equity awards	(34)	(22)
Other	(1)	—
Net cash from financing activities	77	(3,695)
Net change in cash and cash equivalents	(486)	(1,690)
Cash and cash equivalents at beginning of year	3,981	5,451
Cash and cash equivalents at end of period	$3,495	$3,761

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Nine Months Ended September 30, 2018 and 2017
NOTE 1. BASIS OF PRESENTATION
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
NOTE 2. DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. The gain associated with the transaction amounted to $281 million ($196 million after-tax).
In connection with the agreement, the results of the entities sold are reported in the Company's consolidated statements of income separately as discontinued operations for all periods presented.
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
The following table represents the condensed results of operations for the Regions Insurance Group, Inc. entities sold as discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions)
Interest income	$1	$1	$1	$1
Interest expense	—	—	—	—
Net interest income	1	1	1	1
Non-interest income:
Securities gains (losses), net	(1)	—	(1)	—
Insurance commissions and fees	—	33	69	104
Gain on sale of business	281	—	281	—
Other	—	1	—	2
Total non-interest income	280	34	349	106
Non-interest expense:
Salaries and employee benefits	—	24	49	73
Net occupancy expense	—	2	3	5
Furniture and equipment expense	—	1	2	3
Other	1	7	16	22
Total non-interest expense	1	34	70	103
Income from discontinued operations before income taxes	280	1	280	4
Income tax expense	84	1	84	2
Income from discontinued operations, net of tax	$196	$—	$196	$2

The following table represents the condensed results of operations for both the Regions Insurance Group, Inc. entities being sold and Morgan Keegan and Company, Inc. and related affiliates as discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions, except per share data)
Income from discontinued operations before income taxes	$274	$—	$271	$13
Income tax expense	80	1	80	6
Income (loss) from discontinued operations, net of tax	$194	$(1)	$191	$7
Earnings (loss) per common share from discontinued operations:
Basic	$0.18	$(0.00)	$0.17	$0.01
Diluted	$0.18	$(0.00)	$0.17	$0.01

NOTE 3. SECURITIES
DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2018
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$923	$—	$(34)	$889	$—	$(27)	$862
Commercial agency	638	—	(3)	635	—	(25)	610
	$1,561	$—	$(37)	$1,524	$—	$(52)	$1,472

Debt securities available for sale:
U.S. Treasury securities	$282	$—	$(6)	$276			$276
Federal agency securities	46	—	—	46			46
Mortgage-backed securities:
Residential agency	17,363	12	(706)	16,669			16,669
Residential non-agency	2	—	—	2			2
Commercial agency	3,885	—	(110)	3,775			3,775
Commercial non-agency	785	2	(14)	773			773
Corporate and other debt securities	1,151	2	(23)	1,130			1,130
	$23,514	$16	$(859)	$22,671			$22,671

	December 31, 2017
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,051	$—	$(40)	$1,011	$12	$(4)	$1,019
Commercial agency	651	—	(4)	647	5	(4)	648
	$1,702	$—	$(44)	$1,658	$17	$(8)	$1,667

Debt securities available for sale:
U.S. Treasury securities	$333	$—	$(2)	$331			$331
Federal agency securities	28	—	—	28			28
Mortgage-backed securities:
Residential agency	17,622	53	(244)	17,431			17,431
Residential non-agency	3	—	—	3			3
Commercial agency	3,739	5	(30)	3,714			3,714
Commercial non-agency	787	4	(3)	788			788
Corporate and other debt securities	1,093	20	(5)	1,108			1,108
	$23,605	$82	$(284)	$23,403			$23,403
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $7.6 billion and $8.1 billion at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million and $50 million of encumbered U.S. Treasury securities at September 30, 2018 and December 31, 2017, respectively.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$923	$862
Commercial agency	638	610
	$1,561	$1,472
Debt securities available for sale:
Due in one year or less	$65	$65
Due after one year through five years	980	964
Due after five years through ten years	385	374
Due after ten years	49	49
Mortgage-backed securities:
Residential agency	17,363	16,669
Residential non-agency	2	2
Commercial agency	3,885	3,775
Commercial non-agency	785	773
	$23,514	$22,671
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2018 and December 31, 2017. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$862	$(61)	$862	$(61)
Commercial agency	475	(18)	135	(10)	610	(28)
	$475	$(18)	$997	$(71)	$1,472	$(89)

Debt securities available for sale:
U.S. Treasury securities	$199	$(3)	$72	$(3)	$271	$(6)
Mortgage-backed securities:
Residential agency	6,407	(169)	9,091	(537)	15,498	(706)
Commercial agency	2,162	(51)	1,441	(59)	3,603	(110)
Commercial non-agency	515	(11)	105	(3)	620	(14)
Corporate and other debt securities	772	(15)	163	(8)	935	(23)
	$10,055	$(249)	$10,872	$(610)	$20,927	$(859)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$1,019	$(32)	$1,019	$(32)
Commercial agency	—	—	150	(7)	150	(7)
	$—	$—	$1,169	$(39)	$1,169	$(39)

Debt securities available for sale:
U.S. Treasury securities	$221	$(1)	$84	$(1)	$305	$(2)
Mortgage-backed securities:
Residential agency	5,157	(40)	8,195	(204)	13,352	(244)
Commercial agency	1,666	(10)	904	(20)	2,570	(30)
Commercial non-agency	393	(2)	61	(1)	454	(3)
Corporate and other debt securities	306	(2)	105	(3)	411	(5)
	$7,743	$(55)	$9,349	$(229)	$17,092	$(284)
The number of individual debt positions in an unrealized loss position in the tables above increased from 1,059 at December 31, 2017 to 1,459 at September 30, 2018. The increase in the number of securities and the total amount of unrealized losses from year-end 2017 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist as of September 30, 2018.
Gross realized gains and gross realized losses on sales of debt securities available for sale from continuing operations are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions)
Gross realized gains	$1	$5	$4	$9
Gross realized losses	(1)	—	(1)	(3)
OTTI	—	(1)	(2)	(1)
Debt securities available for sale gains (losses), net (1)	$—	$4	$1	$5
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
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets in the consolidated balance sheets. Total marketable equity securities were $475 million and $414 million at September 30, 2018 and December 31, 2017, respectively. Net unrealized holding gains for marketable equity securities were $7 million at September 30, 2018.

Equity investments without a readily determinable fair value primarily consist of investments in strategic partners and certain CRA projects. The carrying amount of equity investments measured under the measurement alternative, downward and upward adjustments for impairments and price changes from observable transactions are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018
	(In millions)
Carrying value, beginning of period	$39	$31
Net additions	9	9
Downward adjustments for price changes and impairment	(2)	(2)
Upward adjustments for price changes	7	15
Carrying value, end of period	$53	$53
Total cumulative downward adjustments for equity investments without a determinable fair value for impairments and observable price changes were $6 million. Total cumulative upward adjustments for price changes from observable transactions were $15 million as of September 30, 2018.
NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2018	December 31, 2017
	(In millions, net of unearned income)
Commercial and industrial	$38,036	$36,115
Commercial real estate mortgage—owner-occupied	5,943	6,193
Commercial real estate construction—owner-occupied	326	332
Total commercial	44,305	42,640
Commercial investor real estate mortgage	4,205	4,062
Commercial investor real estate construction	1,838	1,772
Total investor real estate	6,043	5,834
Residential first mortgage	14,220	14,061
Home equity	9,435	10,164
Indirect—vehicles	3,146	3,326
Indirect—other consumer	2,179	1,467
Consumer credit card	1,273	1,290
Other consumer	1,220	1,165
Total consumer	31,473	31,473
	$81,821	$79,947
During the three months ended September 30, 2018 and 2017, Regions purchased approximately $188 million and $6 million in indirect-other consumer loans from third parties, respectively. During the nine months ended September 30, 2018 and 2017, the comparable loan purchase amounts were approximately $403 million and $153 million, respectively.
At September 30, 2018, $22.0 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At September 30, 2018, an additional $24.1 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2017, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended September 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2018	$551	$48	$239	$838
Provision (credit) for loan losses	12	(1)	73	84
Loan losses:
Charge-offs	(41)	(1)	(65)	(107)
Recoveries	10	2	13	25
Net loan (losses) recoveries	(31)	1	(52)	(82)
Allowance for loan losses, September 30, 2018	532	48	260	840
Reserve for unfunded credit commitments, July 1, 2018	44	4	—	48
Provision (credit) for unfunded credit losses	2	—	—	2
Reserve for unfunded credit commitments, September 30, 2018	46	4	—	50
Allowance for credit losses, September 30, 2018	$578	$52	$260	$890

	Three Months Ended September 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2017	$707	$82	$252	$1,041
Provision (credit) for loan losses	8	(8)	76	76
Loan losses:
Charge-offs	(43)	—	(63)	(106)
Recoveries	11	3	16	30
Net loan (losses) recoveries	(32)	3	(47)	(76)
Allowance for loan losses, September 30, 2017	683	77	281	1,041
Reserve for unfunded credit commitments, July 1, 2017	63	4	—	67
Provision (credit) for unfunded credit losses	(8)	—	—	(8)
Reserve for unfunded credit commitments, September 30, 2017	55	4	—	59
Allowance for credit losses, September 30, 2017	$738	$81	$281	$1,100

	Nine Months Ended September 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	12	(13)	135	134
Loan losses:
Charge-offs	(105)	(9)	(200)	(314)
Recoveries	34	6	46	86
Net loan (losses) recoveries	(71)	(3)	(154)	(228)
Allowance for loan losses, September 30, 2018	532	48	260	840
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(3)	—	—	(3)
Reserve for unfunded credit commitments, September 30, 2018	46	4	—	50
Allowance for credit losses, September 30, 2018	$578	$52	$260	$890
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$119	$5	$26	$150
Collectively evaluated for impairment	413	43	234	690
Total allowance for loan losses	$532	$48	$260	$840
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$599	$51	$438	$1,088
Collectively evaluated for impairment	43,706	5,992	31,035	80,733
Total loans evaluated for impairment	$44,305	$6,043	$31,473	$81,821

	Nine Months Ended September 30, 2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	41	(16)	169	194
Loan losses:
Charge-offs	(139)	(2)	(188)	(329)
Recoveries	28	10	47	85
Net loan (losses) recoveries	(111)	8	(141)	(244)
Allowance for loan losses, September 30, 2017	683	77	281	1,041
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	(9)	(1)	—	(10)
Reserve for unfunded credit commitments, September 30, 2017	55	4	—	59
Allowance for credit losses, September 30, 2017	$738	$81	$281	$1,100
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$202	$19	$52	$273
Collectively evaluated for impairment	481	58	229	768
Total allowance for loan losses	$683	$77	$281	$1,041
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$898	$108	$727	$1,733
Collectively evaluated for impairment	41,164	5,827	30,632	77,623
Total loans evaluated for impairment	$42,062	$5,935	$31,359	$79,356
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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Indirect-other consumer lending represents other point of sale lending through third parties. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of September 30, 2018, and December 31, 2017. Commercial and investor real estate portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	September 30, 2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$36,582	$751	$362	$341	$38,036
Commercial real estate mortgage—owner-occupied	5,547	200	116	80	5,943
Commercial real estate construction—owner-occupied	299	3	16	8	326
Total commercial	$42,428	$954	$494	$429	$44,305
Commercial investor real estate mortgage	$4,072	$82	$49	$2	$4,205
Commercial investor real estate construction	1,819	12	7	—	1,838
Total investor real estate	$5,891	$94	$56	$2	$6,043

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,178	$42	$14,220
Home equity			9,369	66	9,435
Indirect—vehicles			3,146	—	3,146
Indirect—other consumer			2,179	—	2,179
Consumer credit card			1,273	—	1,273
Other consumer			1,220	—	1,220
Total consumer			$31,365	$108	$31,473
					$81,821

	December 31, 2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$34,420	$686	$605	$404	$36,115
Commercial real estate mortgage—owner-occupied	5,674	236	165	118	6,193
Commercial real estate construction—owner-occupied	313	3	10	6	332
Total commercial	$40,407	$925	$780	$528	$42,640
Commercial investor real estate mortgage	$3,905	$63	$89	$5	$4,062
Commercial investor real estate construction	1,706	19	46	1	1,772
Total investor real estate	$5,611	$82	$135	$6	$5,834

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,014	$47	$14,061
Home equity			10,095	69	10,164
Indirect—vehicles			3,326	—	3,326
Indirect—other consumer			1,467	—	1,467
Consumer credit card			1,290	—	1,290
Other consumer			1,165	—	1,165
Total consumer			$31,357	$116	$31,473
					$79,947

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$6	$4	$49	$37,695	$341	$38,036
Commercial real estate mortgage—owner-occupied	16	2	2	20	5,863	80	5,943
Commercial real estate construction—owner-occupied	—	—	—	—	318	8	326
Total commercial	55	8	6	69	43,876	429	44,305
Commercial investor real estate mortgage	6	—	—	6	4,203	2	4,205
Commercial investor real estate construction	—	—	—	—	1,838	—	1,838
Total investor real estate	6	—	—	6	6,041	2	6,043
Residential first mortgage	82	43	144	269	14,178	42	14,220
Home equity	53	24	39	116	9,369	66	9,435
Indirect—vehicles	39	12	9	60	3,146	—	3,146
Indirect—other consumer	11	5	1	17	2,179	—	2,179
Consumer credit card	11	8	17	36	1,273	—	1,273
Other consumer	15	5	4	24	1,220	—	1,220
Total consumer	211	97	214	522	31,365	108	31,473
	$272	$105	$220	$597	$81,282	$539	$81,821

	December 31, 2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28	$7	$4	$39	$35,711	$404	$36,115
Commercial real estate mortgage—owner-occupied	18	8	1	27	6,075	118	6,193
Commercial real estate construction—owner-occupied	—	—	—	—	326	6	332
Total commercial	46	15	5	66	42,112	528	42,640
Commercial investor real estate mortgage	1	1	1	3	4,057	5	4,062
Commercial investor real estate construction	—	—	—	—	1,771	1	1,772
Total investor real estate	1	1	1	3	5,828	6	5,834
Residential first mortgage	95	85	216	396	14,014	47	14,061
Home equity	53	27	37	117	10,095	69	10,164
Indirect—vehicles	48	13	9	70	3,326	—	3,326
Indirect—other consumer	9	5	—	14	1,467	—	1,467
Consumer credit card	11	7	19	37	1,290	—	1,290
Other consumer	13	4	4	21	1,165	—	1,165
Total consumer	229	141	285	655	31,357	116	31,473
	$276	$157	$291	$724	$79,297	$650	$79,947

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of September 30, 2018 and December 31, 2017. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$420	$79	$341	$110	$231	$65	34.3%
Commercial real estate mortgage—owner-occupied	91	11	80	18	62	24	38.5
Commercial real estate construction—owner-occupied	9	1	8	1	7	3	44.4
Total commercial	520	91	429	129	300	92	35.2
Commercial investor real estate mortgage	2	—	2	—	2	1	50.0
Total investor real estate	2	—	2	—	2	1	50.0
Residential first mortgage	34	9	25	—	25	2	32.4
Home equity	10	1	9	—	9	—	10.0
Total consumer	44	10	34	—	34	2	27.3
	$566	$101	$465	$129	$336	$95	34.6%

	Accruing Impaired Loans As of September 30, 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$143	$1	$142	$24	17.5%
Commercial real estate mortgage—owner-occupied	30	2	28	3	16.7
Total commercial	173	3	170	27	17.3
Commercial investor real estate mortgage	50	1	49	4	10.0
Total investor real estate	50	1	49	4	10.0
Residential first mortgage	197	9	188	18	13.7
Home equity	209	—	209	6	2.9
Consumer credit card	1	—	1	—	—
Other consumer	6	—	6	—	—
Total consumer	413	9	404	24	8.0
	$636	$13	$623	$55	10.7%

	Total Impaired Loans As of September 30, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$563	$80	$483	$110	$373	$89	30.0%
Commercial real estate mortgage—owner-occupied	121	13	108	18	90	27	33.1
Commercial real estate construction—owner-occupied	9	1	8	1	7	3	44.4
Total commercial	693	94	599	129	470	119	30.7
Commercial investor real estate mortgage	52	1	51	—	51	5	11.5
Total investor real estate	52	1	51	—	51	5	11.5
Residential first mortgage	231	18	213	—	213	20	16.5
Home equity	219	1	218	—	218	6	3.2
Consumer credit card	1	—	1	—	1	—	—
Other consumer	6	—	6	—	6	—	—
Total consumer	457	19	438	—	438	26	9.8
	$1,202	$114	$1,088	$129	$959	$150	22.0%

	Non-accrual Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$480	$80	$400	$29	$371	$103	38.1%
Commercial real estate mortgage—owner-occupied	133	15	118	20	98	38	39.8
Commercial real estate construction—owner-occupied	7	1	6	—	6	3	57.1
Total commercial	620	96	524	49	475	144	38.7
Commercial investor real estate mortgage	6	1	5	—	5	2	50.0
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	7	1	6	—	6	2	42.9
Residential first mortgage	42	11	31	—	31	3	33.3
Home equity	10	1	9	—	9	—	10.0
Total consumer	52	12	40	—	40	3	28.8
	$679	$109	$570	$49	$521	$149	38.0%

	Accruing Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Accrual Status	Impaired Loans on Accrual Status with No Related Allowance	Impaired Loans on Accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$154	$8	$146	$1	$145	$19	17.5%
Commercial real estate mortgage—owner-occupied	90	5	85	—	85	8	14.4
Commercial real estate construction—owner-occupied	1	—	1	—	1	—	—
Total commercial	245	13	232	1	231	27	16.3
Commercial investor real estate mortgage	63	2	61	—	61	3	7.9
Commercial investor real estate construction	29	—	29	—	29	3	10.3
Total investor real estate	92	2	90	—	90	6	8.7
Residential first mortgage	419	13	406	—	406	39	12.4
Home equity	251	1	250	—	250	5	2.4
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	680	14	666	—	666	44	8.5
	$1,017	$29	$988	$1	$987	$77	10.4%

	Total Impaired Loans As of December 31, 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$634	$88	$546	$30	$516	$122	33.1%
Commercial real estate mortgage—owner-occupied	223	20	203	20	183	46	29.6
Commercial real estate construction—owner-occupied	8	1	7	—	7	3	50.0
Total commercial	865	109	756	50	706	171	32.4
Commercial investor real estate mortgage	69	3	66	—	66	5	11.6
Commercial investor real estate construction	30	—	30	—	30	3	10.0
Total investor real estate	99	3	96	—	96	8	11.1
Residential first mortgage	461	24	437	—	437	42	14.3
Home equity	261	2	259	—	259	5	2.7
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	732	26	706	—	706	47	10.0
	$1,696	$138	$1,558	$50	$1,508	$226	21.5%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2018 and 2017. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended September 30				Nine Months Ended September 30
	2018		2017		2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$471	$2	$748	$3	$507	$7	$804	$9
Commercial real estate mortgage—owner-occupied	120	1	209	2	141	6	234	4
Commercial real estate construction—owner-occupied	6	—	5	—	6	—	5	—
Total commercial	597	3	962	5	654	13	1,043	13
Commercial investor real estate mortgage	52	1	93	1	68	3	87	3
Commercial investor real estate construction	—	—	40	1	10	—	42	2
Total investor real estate	52	1	133	2	78	3	129	5
Residential first mortgage	210	2	448	4	237	6	454	12
Home equity	222	2	275	4	238	9	285	11
Consumer credit card	1	—	2	—	1	—	2	—
Other consumer	7	—	9	—	7	—	10	—
Total consumer	440	4	734	8	483	15	751	23
Total impaired loans	$1,089	$8	$1,829	$15	$1,215	$31	$1,923	$41
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

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the nine months ended September 30, 2018 and 2017 totaled approximately $330 million and $456 million, respectively.

	Three Months Ended September 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	27	$94	$1
Commercial real estate mortgage—owner-occupied	16	13	—
Total commercial	43	107	1
Commercial investor real estate mortgage	5	16	1
Total investor real estate	5	16	1
Residential first mortgage	43	11	1
Home equity	28	2	—
Consumer credit card	14	—	—
Indirect—vehicles and other consumer	22	1	—
Total consumer	107	14	1
	155	$137	$3

	Three Months Ended September 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	37	$157	$2
Commercial real estate mortgage—owner-occupied	33	32	1
Total commercial	70	189	3
Commercial investor real estate mortgage	8	45	2
Total investor real estate	8	45	2
Residential first mortgage	67	9	1
Home equity	10	1	—
Consumer credit card	11	—	—
Indirect—vehicles and other consumer	38	1	—
Total consumer	126	11	1
	204	$245	$6

	Nine Months Ended September 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	82	$308	$4
Commercial real estate mortgage—owner-occupied	54	37	—
Total commercial	136	345	4
Commercial investor real estate mortgage	20	65	3
Total investor real estate	20	65	3
Residential first mortgage	141	25	3
Home equity	75	5	—
Consumer credit card	39	—	—
Indirect—vehicles and other consumer	55	1	—
Total consumer	310	31	3
	466	$441	$10

	Nine Months Ended September 30, 2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	106	$449	$9
Commercial real estate mortgage—owner-occupied	94	97	3
Commercial real estate construction—owner-occupied	3	2	—
Total commercial	203	548	12
Commercial investor real estate mortgage	33	93	3
Commercial investor real estate construction	5	70	2
Total investor real estate	38	163	5
Residential first mortgage	168	34	4
Home equity	101	8	—
Consumer credit card	54	—	—
Indirect—vehicles and other consumer	125	2	—
Total consumer	448	44	4
	689	$755	$21
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the three and nine months ended September 30, 2018 and 2017, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$4	$1	$25	$9
Commercial real estate mortgage—owner-occupied	—	1	1	1
Total commercial	4	2	26	10
Residential first mortgage	2	1	6	6
Home equity	—	—	—	1
Total consumer	2	1	6	7
	$6	$3	$32	$17
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At September 30, 2018, approximately $66 million of commercial and investor real estate loans modified in a TDR during the three months ended September 30, 2018 were on non-accrual status. Approximately 39 percent of this amount was 90 days past due.
At September 30, 2018, Regions had restructured binding unfunded commitments totaling $8 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions)
Carrying value, beginning of period	$362	$346	$336	$324
Additions	50	10	67	56
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	6	(9)	38	(12)
Economic amortization associated with borrower repayments (1)	(12)	(12)	(35)	(33)
Carrying value, end of period	$406	$335	$406	$335
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2018	2017
	(Dollars in millions)
Unpaid principal balance	$34,142	$32,586
Weighted-average CPR (%)	8.3%	10.0%
Estimated impact on fair value of a 10% increase	$(23)	$(22)
Estimated impact on fair value of a 20% increase	$(44)	$(40)
Option-adjusted spread (basis points)	802	860
Estimated impact on fair value of a 10% increase	$(13)	$(11)
Estimated impact on fair value of a 20% increase	$(26)	$(23)
Weighted-average coupon interest rate	4.1%	4.1%
Weighted-average remaining maturity (months)	280	282
Weighted-average servicing fee (basis points)	27.3	27.4
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions)
Servicing related fees and other ancillary income	$24	$24	$70	$71
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
As of September 30, 2018 and December 31, 2017, the DUS servicing portfolio was approximately $3.2 billion and $2.9 billion, respectively. The related commercial MSRs were valued at approximately $52 million and $48 million at September 30, 2018 and December 31, 2017, respectively. The estimated fair value of the loss share guarantee was valued at approximately $4 million at both September 30, 2018 and December 31, 2017.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	377	452
	$4,829	$4,904
The goodwill allocated to the Wealth Management reportable segment decreased due to the sale of Regions Insurance Group in the third quarter of 2018. See Note 2 for related disclosure.
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
During the third quarter of 2018, Regions assessed events and circumstances for all three reporting units as of September 30, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying value as of September 30, 2018. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2018 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						September 30, 2018	December 31, 2017
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $24 million in cash dividends on both Series A and Series B Preferred Stock during the first nine months of 2018 and 2017.
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
COMMON STOCK
On June 28, 2018, Regions received no objection from the Federal Reserve to its 2018 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase. As part of the Company's capital plan, the Board authorized a new $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the second quarter of 2019. This plan is inclusive of the capital generated from the sale of Regions Insurance Group, Inc. and related affiliates (see Note 2). The capital plan included a proposed increase of the quarterly common stock dividend to $0.14 per common share that began in the third quarter of 2018.
As of September 30, 2018, Regions has repurchased 59.6 million shares of common stock under the 2018 capital plan at a total cost of approximately $1.3 billion. The common share repurchases and total cost paid include amounts related to a contractual repurchase agreement entered into on August 27, 2018, through which the Company made a payment of $700 million, and received an initial delivery of approximately 29.1 million shares, representing approximately 80 percent of the total value of the transaction.  The final number of shares repurchased is based on the volume-weighted average stock price of the Company’s common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the agreement. These shares were immediately retired upon repurchase and, therefore, are not included in treasury stock. The counterparty to the Company's contractual repurchase agreement completed the transaction on October 24, 2018, and final settlement resulted in an additional delivery of 8.8 million shares of common stock on October 29, 2018. The Company also continued open market share repurchases under the capital plan in the fourth quarter of 2018. As of November 6, 2018, Regions had repurchased approximately 25.3 million shares of common stock at a total cost of approximately $274.5 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Prior to the new common stock repurchase plan, Regions had authorization to repurchase $1.47 billion in common shares. As of June 30, 2018, Regions had repurchased approximately 90.6 million shares of common stock at a total cost of approximately $1.47 billion under this plan and concluded the plan during the second quarter of 2018.
Regions’ Board declared a cash dividend for third quarter of 2018 of $0.14 per share and $0.09 per common share for both the second and first quarters of 2018, totaling $0.32 per common share for the first nine months of 2018. The Board declared $0.09 per common share for the third quarter of 2017 as compared to $0.07 per common share for the second quarter of 2017 and $0.065 per common share for the first quarter of 2017, respectively, totaling $0.225 per common share for the first nine months of 2017.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended September 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(30)	$(530)	$(197)	$(498)	$(1,255)
Net change	2	(102)	(44)	5	(139)
End of period	$(28)	$(632)	$(241)	$(493)	$(1,394)

	Three Months Ended September 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(30)	$(55)	$11	$(405)	$(479)
Net change	1	21	(4)	7	25
End of period	$(29)	$(34)	$7	$(398)	$(454)

	Nine Months Ended September 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	5	(479)	(190)	19	(645)
End of period	$(28)	$(632)	$(241)	$(493)	$(1,394)

	Nine Months Ended September 30, 2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(106)	$11	$(422)	$(550)
Net change	4	72	(4)	24	96
End of period	$(29)	$(34)	$7	$(398)	$(454)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(2)	Net interest income and other financing income
	1	1	Tax (expense) or benefit
	$(2)	$(1)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$(1)	$4	Securities gains (losses), net
	—	(2)	Tax (expense) or benefit
	$(1)	$2	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$—	$17	Net interest income and other financing income
	—	(7)	Tax (expense) or benefit
	$—	$10	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(8)	$(11)	(2)
	(8)	(11)	Total before tax
	2	4	Tax (expense) or benefit
	$(6)	$(7)	Net of tax

Total reclassifications for the period	$(9)	$4	Net of tax

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(7)	$(7)	Net interest income and other financing income
	2	3	Tax (expense) or benefit
	$(5)	$(4)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$—	$5	Securities gains (losses), net
	—	(2)	Tax (expense) or benefit
	$—	$3	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$16	$70	Net interest income and other financing income
	(4)	(27)	Tax (expense) or benefit
	$12	$43	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	$(27)	$(39)	(2)
	(27)	(39)	Total before tax
	6	14	Tax (expense) or benefit
	$(21)	$(25)	Net of tax

Total reclassifications for the period	$(14)	$17	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost and is included in other non-interest expense on the consolidated statements of income (see Note 9 for additional details).

NOTE 8. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$370	$312	$1,162	$921
Preferred stock dividends	(16)	(16)	(48)	(48)
Income from continuing operations available to common shareholders	354	296	1,114	873
Income (loss) from discontinued operations, net of tax	194	(1)	191	7
Net income available to common shareholders	$548	$295	$1,305	$880
Denominator:
Weighted-average common shares outstanding—basic	1,086	1,182	1,111	1,197
Potential common shares	9	11	10	12
Weighted-average common shares outstanding—diluted	1,095	1,193	1,121	1,209
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.33	$0.25	$1.00	$0.73
Diluted	0.32	0.25	0.99	0.72
Earnings (loss) per common share from discontinued operations(1):
Basic	$0.18	$(0.00)	$0.17	$0.01
Diluted	0.18	(0.00)	0.17	0.01
Earnings per common share(1):
Basic	$0.50	$0.25	$1.18	$0.74
Diluted	0.50	0.25	1.16	0.73
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 5 million and 6 million stock options, restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2018, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 14 million and 15 million stock options, restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2017, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended September 30
	2018	2017	2018	2017	2018	2017
	(In millions)
Service cost	$7	$8	$—	$1	$7	$9
Interest cost	18	18	2	1	20	19
Expected return on plan assets	(38)	(35)	—	—	(38)	(35)
Amortization of actuarial loss	7	8	1	1	8	9
Settlement charge	—	—	—	2	—	2
Net periodic pension cost (credit)	$(6)	$(1)	$3	$5	$(3)	$4

	Qualified Plans		Non-qualified Plans		Total
	Nine Months Ended September 30
	2018	2017	2018	2017	2018	2017
	(In millions)
Service cost	$26	$25	$2	$3	$28	$28
Interest cost	53	54	4	3	57	57
Expected return on plan assets	(115)	(106)	—	—	(115)	(106)
Amortization of actuarial loss	23	24	4	3	27	27
Settlement charge	—	—	—	12	—	12
Net periodic pension cost (credit)	$(13)	$(3)	$10	$21	$(3)	$18
The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made a contribution of $100 million for the 2017 plan year during the first quarter of 2018. Regions also made a contribution of $75 million for the 2017 plan year during the third quarter of 2017.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2018 or 2017.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of September 30, 2018 and December 31, 2017. Beginning in the first quarter of 2018, variation margin payments made for derivatives cleared through LCH Limited are legally characterized as settlements of the derivatives. Exchange traded derivatives cleared through LCH Limited were not offset prior to January 2018.

	September 30, 2018			December 31, 2017
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,231			$3,060	$1	$43
Derivatives in cash flow hedging relationships:
Interest rate swaps	7,000			6,825	5	188
Interest rate floors (2)	2,000	$23		—	—	—
Total derivatives designated as hedging instruments	$12,231	$23		$9,885	$6	$231
Derivatives not designated as hedging instruments:
Interest rate swaps	$45,002	$123	$324	$40,841	$308	$342
Interest rate options	6,873	40	30	4,598	23	15
Interest rate futures and forward commitments	20,611	7	5	20,404	6	5
Other contracts	7,189	76	71	5,721	51	48
Total derivatives not designated as hedging instruments	$79,675	$246	$430	$71,564	$388	$410
Total derivatives	$91,906	$269	$430	$81,449	$394	$641

Total gross derivative instruments, before netting		$269	$430		$394	$641
Less: Legally enforceable master netting agreements		97	97		107	107
Less: Cash collateral received/posted		60	107		34	131
Total gross derivative instruments, after netting (3)		$112	$226		$253	$403
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)	Estimated fair value includes premium and change in fair value of the interest rate floors.

(3)
As of September 30, 2018, financial instruments posted of $24 million were not offset in the consolidated balance sheets. As of December 31, 2017, cash collateral posted of $257 million and financial instruments posted of $50 million were not offset in the consolidated balance sheets.

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
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps and interest rate floors.

Regions recognized an unrealized after-tax gain of $55 million and $130 million in accumulated other comprehensive income (loss) at September 30, 2018 and 2017, respectively, related to terminated cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $10 million and $16 million during the three months ended September 30, 2018 and 2017, respectively, and pre-tax income of $39 million and $53 million during the nine months ended September 30, 2018 and 2017, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $34 million in pre-tax expense due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $18 million in pre-tax net income related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of September 30, 2018, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Three Months Ended September 30, 2018
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$155	$919	$64	$84	$286

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$—	$(5)	$—
Recognized on derivatives	—	—	—	(6)	—
Recognized on hedged items	—	—	—	5	—
Net income (expense) recognized on fair value hedges	$—	$—	$—	$(6)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$—	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2017
	Interest Income		Interest Expense		Non-interest expense
	Securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$148	$827	$42	$53	$217

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$—	$—	$—
Recognized on derivatives	—	—	—	—	(6)
Recognized on hedged items	—	—	—	—	6
Net income (expense) recognized on fair value hedges	$(1)	$—	$—	$—	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$17	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$17	$—	$—	$—

	Nine Months Ended September 30, 2018
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$465	$2,651	$170	$229	$746

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$—	$(10)	$—
Recognized on derivatives	5	—	—	(47)	—
Recognized on hedged items	(5)	—	—	45	—
Net income (expense) recognized on fair value hedges	$(1)	$—	$—	$(12)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$16	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$16	$—	$—	$—

	Nine Months Ended September 30, 2017
	Interest Income		Interest Expense		Non-interest expense
	Securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$445	$2,401	$114	$153	$673

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(3)	$—	$—	$2	$—
Recognized on derivatives	—	—	—	—	(3)
Recognized on hedged items	—	—	—	—	3
Net income (expense) recognized on fair value hedges	$(3)	$—	$—	$2	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$70	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$70	$—	$—	$—
_____

(1)	See Note 7 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$83	$(2)	$605	$4
Long-term borrowings	(3,056)	97	—	—

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2018 and December 31, 2017, Regions had $318 million and $197 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2018 and December 31, 2017, Regions had $569 million and $481 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2018 and December 31, 2017, the total notional amount related to these contracts was $5.3 billion and $4.8 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2018	2017	2018	2017
	(In millions)
Capital markets income:
Interest rate swaps	$5	$3	$17	$9
Interest rate options	6	9	19	19
Interest rate futures and forward commitments	1	1	3	6
Other contracts	—	9	4	(6)
Total capital markets income	12	22	43	28
Mortgage income:
Interest rate swaps	(9)	1	(33)	7
Interest rate options	(4)	(2)	(1)	(3)
Interest rate futures and forward commitments	4	2	—	(5)
Total mortgage income	(9)	1	(34)	(1)
	$3	$23	$9	$27
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at September 30, 2018 and December 31, 2017, totaled approximately $102 million and $251 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
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

Regions’ maximum potential amount of future payments under these contracts as of September 30, 2018 was approximately $488 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2018 and 2017 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2018 and December 31, 2017, were $66 million and $91 million, respectively, for which Regions had posted collateral of $66 million and $90 million, respectively, in the normal course of business.

NOTE 11. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2018 and 2017. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$276	$—	$—	$276	$331	$—	$—	$331
Federal agency securities	—	46	—	46	—	28	—	28
Mortgage-backed securities (MBS):
Residential agency	—	16,669	—	16,669	—	17,431	—	17,431
Residential non-agency	—	—	2	2	—	—	3	3
Commercial agency	—	3,775	—	3,775	—	3,714	—	3,714
Commercial non-agency	—	773	—	773	—	788	—	788
Corporate and other debt securities	—	1,127	3	1,130	—	1,105	3	1,108
Total debt securities available for sale	$276	$22,390	$5	$22,671	$331	$23,066	$6	$23,403
Loans held for sale	$—	$293	$—	$293	$—	$325	$—	$325
Marketable equity securities(2)	$475	$—	$—	$475	$414	$—	$—	$414
Residential mortgage servicing rights	$—	$—	$406	$406	$—	$—	$336	$336
Derivative assets:
Interest rate swaps	$—	$123	$—	$123	$—	$314	$—	$314
Interest rate options	—	56	7	63	—	18	5	23
Interest rate futures and forward commitments	—	7	—	7	—	6	—	6
Other contracts	1	75	—	76	2	49	—	51
Total derivative assets	$1	$261	$7	$269	$2	$387	$5	$394
Derivative liabilities:
Interest rate swaps	$—	$324	$—	$324	$—	$573	$—	$573
Interest rate options	—	30	—	30	—	15	—	15
Interest rate futures and forward commitments	—	5	—	5	—	5	—	5
Other contracts	1	69	1	71	2	46	—	48
Total derivative liabilities	$1	$428	$1	$430	$2	$639	$—	$641
Non-recurring fair value measurements
Loans held for sale	$—	$—	$18	$18	$—	$—	$20	$20
Equity investments without a readily determinable fair value(3)	—	—	19	19	—	—	—	—
Foreclosed property and other real estate	—	17	2	19	—	24	9	33
_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

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
The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at September 30, 2018 and 2017 are not material.

	Three Months Ended September 30, 2018

	Opening Balance July 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$362	(6)	(1)	—	50	—	—	—	—	—	$406

	Three Months Ended September 30, 2017

	Opening Balance July 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$346	(21)	(1)	—	10	—	—	—	—	—	$335

	Nine Months Ended September 30, 2018
	Opening Balance January 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	3	(1)	—	67	—	—	—	—	—	$406

	Nine Months Months Ended September 30, 2017
	Opening Balance January 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$324	(45)	(1)	—	56	—	—	—	—	—	$335
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions)
Loans held for sale	$(4)	$(1)	$(10)	$(8)
Foreclosed property and other real estate	(3)	(6)	(13)	(21)
Equity investments without a readily determinable fair value	5	—	13	—
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2018, and December 31, 2017. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2018, and December 31, 2017, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2018
	Level 3 Estimated Fair Value at September 30, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$406	Discounted cash flow	Weighted-average CPR (%)	1.7% - 41.0% (8.3%)
			OAS (%)	3.1% - 15.0% (8.0%)
_________
(1) See Note 5 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2017
	Level 3 Estimated Fair Value at December 31, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$336	Discounted cash flow	Weighted-average CPR (%)	7.9% - 28.1% (9.9%)
			OAS (%)	8.1% - 15.0% (8.6%)
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2018			December 31, 2017
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$293	$286	$7	$325	$314	$11
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2018 and 2017. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions)
Mortgage loans held for sale, at fair value	$(4)	$(3)	$(4)	$5

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2018 are as follows:

	September 30, 2018
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,495	$3,495	$3,495	$—	$—
Debt securities held to maturity	1,524	1,472	—	1,472	—
Debt securities available for sale	22,671	22,671	276	22,390	5
Loans held for sale	331	331	—	309	22
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	79,940	78,722	—	—	78,722
Other earning assets(4)	1,408	1,408	475	933	—
Derivative assets	269	269	1	261	7
Financial liabilities:
Derivative liabilities	430	430	1	428	1
Deposits	93,255	93,267	—	93,267	—
Short-term borrowings	3,250	3,250	—	3,250	—
Long-term borrowings	11,178	11,434	—	10,618	816
Loan commitments and letters of credit	75	432	—	—	432
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company relies on a robust, cross-functional corporate governance program to make adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at September 30, 2018 was $1.2 billion or 1.5 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.0 billion at September 30, 2018.

(4)	Excluded from this table is the operating lease carrying amount of $393 million at September 30, 2018.

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
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company relies on a robust, cross-functional corporate governance program to make adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred.

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
Discontinued operations includes all brokerage and investment activities associated with the sale of Morgan Keegan which closed on April 2, 2012, as well as the sale of Regions Insurance Group, Inc. and related affiliates, which closed on July 2, 2018. See Note 2 "Discontinued Operations" for related discussion.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$348	$574	$49	$(29)	$942	$1	$943
Provision (credit) for loan losses	54	79	4	(53)	84	—	84
Non-interest income	137	287	80	15	519	280	799
Non-interest expense	223	527	84	88	922	7	929
Income (loss) before income taxes	208	255	41	(49)	455	274	729
Income tax expense (benefit)	52	64	10	(41)	85	80	165
Net income (loss)	$156	$191	$31	$(8)	$370	$194	$564
Average assets	$51,694	$35,142	$2,257	$34,433	$123,526	$—	$123,526

	Three Months Ended September 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$362	$543	$49	$(57)	$897	$1	$898
Provision (credit) for loan losses	66	75	5	(70)	76	—	76
Non-interest income	121	275	76	10	482	34	516
Non-interest expense	212	511	80	50	853	35	888
Income (loss) before income taxes	205	232	40	(27)	450	—	450
Income tax expense (benefit)	78	88	16	(44)	138	1	139
Net income (loss)	$127	$144	$24	$17	$312	$(1)	$311
Average assets	$51,304	$34,929	$2,438	$34,607	$123,278	$155	$123,433

	Nine Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,027	$1,682	$147	$(79)	$2,777	$1	$2,778
Provision (credit) for loan losses	162	231	13	(272)	134	—	134
Non-interest income	417	852	236	33	1,538	349	1,887
Non-interest expense	681	1,574	260	202	2,717	79	2,796
Income (loss) before income taxes	601	729	110	24	1,464	271	1,735
Income tax expense (benefit)	150	182	27	(57)	302	80	382
Net income (loss)	$451	$547	$83	$81	$1,162	$191	$1,353
Average assets	$51,271	$34,985	$2,311	$34,651	$123,218	$109	$123,327

	Nine Months Ended September 30, 2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,062	$1,593	$142	$(159)	$2,638	$1	$2,639
Provision (credit) for loan losses	199	220	16	(241)	194	—	194
Non-interest income	370	837	224	15	1,446	106	1,552
Non-interest expense	645	1,542	247	137	2,571	94	2,665
Income (loss) before income taxes	588	668	103	(40)	1,319	13	1,332
Income tax expense (benefit)	223	254	42	(121)	398	6	404
Net income (loss)	$365	$414	$61	$81	$921	$7	$928
Average assets	$51,896	$34,922	$2,479	$34,569	$123,866	$158	$124,024
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2018	December 31, 2017
	(In millions)
Unused commitments to extend credit	$49,109	$45,705
Standby letters of credit	1,448	1,348
Commercial letters of credit	92	76
Liabilities associated with standby letters of credit	26	26
Assets associated with standby letters of credit	27	28
Reserve for unfunded credit commitments	50	53
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
LEGAL CONTINGENCIES
Regions and its subsidiaries are subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel. Regions establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. Some of Regions' exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies, however, Regions does not take into account the availability of insurance coverage. To the extent that Regions has an insurance recovery, the proceeds are recorded in the period the recovery is received.
In addition, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012.
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of September 30, 2018, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves, will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs alleged civil claims under the RICO Act and claims for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs alleged that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs alleged that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs sought monetary damages for a number of categories of alleged damages, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions. In September 2012, the trial court dismissed the case with prejudice. Plaintiffs filed an appeal, and in April 2017, the appellate court affirmed the dismissal of the plaintiffs’ claims under the RICO Act. The appellate court reversed the trial court’s dismissal of the commercial disparagement and tortious interference claims and remanded those claims but limited the plaintiffs’ damages. Plaintiffs filed an appeal with the Supreme Court of New Jersey in May 2017, and in October 2017, that court denied the plaintiffs' petition and remanded the case to the trial court. On September 4, 2018, the parties settled all remaining claims. The settlement did not have a material effect on Regions' financial position, results of operations or cash flows as Regions had previously accrued liabilities to substantially cover this matter. This matter was subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of September 30, 2018, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At September 30, 2018 and December 31, 2017, the Company's DUS servicing portfolio totaled approximately $3.2 billion and $2.9 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.0 billion and $923 million at September 30, 2018 and December 31, 2017, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both September 30, 2018 and December 31, 2017. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

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
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated.

	Three Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$36	$142	$1	$(2)	$2	$179	$—
Card and ATM fees	13	102	—	1	(5)	111	—
Investment management and trust fee income	—	—	59	—	—	59	—
Capital markets income	15	—	—	—	30	45	—
Mortgage income	—	—	—	—	32	32	—
Bank-owned life insurance	—	—	—	—	18	18	—
Commercial credit fee income	—	—	—	—	18	18	—
Investment services fee income	—	—	18	—	—	18	—
Securities gains, net	—	—	—	—	—	—	(1)
Market value adjustments on employee benefit assets	—	—	—	—	7	7	—
Insurance commissions and fees	—	—	1	1	—	2	—
Gain on sale of business(1)	—	—	—	—	—	—	281
Other miscellaneous income	4	11	1	(1)	15	30	—
	$68	$255	$80	$(1)	$117	$519	$280

	Three Months Ended September 30, 2017 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$36	$136	$1	$(1)	$3	$175	$—
Card and ATM fees	11	94	—	—	(2)	103	—
Investment management and trust fee income	—	—	58	—	—	58	—
Capital markets income	10	—	—	—	25	35	—
Mortgage income	—	—	—	—	32	32	—
Bank-owned life insurance	—	—	—	—	20	20	—
Commercial credit fee income	—	—	—	—	17	17	—
Investment services fee income	—	—	15	—	—	15	—
Securities gains, net	—	—	—	—	8	8	—
Market value adjustments on employee benefit assets	—	—	—	—	3	3	—
Insurance commissions and fees	—	—	—	—	—	—	33
Other miscellaneous income	4	12	1	—	(1)	16	1
	$61	$242	$75	$(1)	$105	$482	$34

	Nine Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$109	$408	$3	$(1)	$6	$525	$—
Card and ATM fees	39	300	—	1	(13)	327	—
Investment management and trust fee income	—	—	175	—	—	175	—
Capital markets income	59	—	—	—	93	152	—
Mortgage income	—	—	—	—	107	107	—
Bank-owned life insurance	—	—	—	—	53	53	—
Commercial credit fee income	—	—	—	—	52	52	—
Investment services fee income	—	—	54	—	—	54	—
Securities gains, net	—	—	—	—	1	1	(1)
Market value adjustments on employee benefit assets	—	—	—	—	4	4	—
Insurance commissions and fees	—	—	1	2	—	3	69
Gain on sale of business(1)	—	—	—	—	—	—	281
Other miscellaneous income	13	32	3	(1)	38	85	—
	$220	$740	$236	$1	$341	$1,538	$349

	Nine Months Ended September 30, 2017 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$107	$395	$2	$1	$7	$512	$—
Card and ATM fees	35	284	—	—	(8)	311	—
Investment management and trust fee income	—	—	171	—	—	171	—
Capital markets income	30	—	—	—	75	105	—
Mortgage income	—	—	—	—	113	113	—
Bank-owned life insurance	—	—	—	—	61	61	—
Commercial credit fee income	—	—	—	—	53	53	—
Investment services fee income	—	—	46	—	—	46	—
Securities gains, net	—	—	—	—	9	9	—
Market value adjustments on employee benefit assets	—	—	—	—	10	10	—
Insurance commissions and fees	—	—	—	2	—	2	104
Other miscellaneous income	10	34	3	—	6	53	2
	$182	$713	$222	$3	$326	$1,446	$106
________

(1)	This revenue is not impacted by the new accounting guidance and continues to be recognized when earned in accordance with the Company's existing revenue recognition policy.

(2)	Prior period amounts have not been adjusted under the modified retrospective method.
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

January 1, 2018
Regions adopted the new revenue recognition standard on January 1, 2018 using the modified retrospective method. The adoption of this guidance did not have a material impact. For the nine months ended September 30, 2018, approximately $1.3 billion of non-interest income is within the scope of the new revenue recognition standard and includes service charges on deposit accounts, card and ATM fees, investment management and trust fee income, capital markets fee income, investment services fee income and other components within non-interest income. Income streams that are out of scope of the new standard include interest income, mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. Regions also developed additional quantitative and qualitative disclosures required by the new revenue recognition standard. See Note 14.

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
January 1, 2018
Regions recorded the service cost component of net periodic pension and postretirement benefit cost in salaries and employee benefits in the income statement. The other components of net periodic pension and postretirement benefit cost were recorded in other non-interest expense. The third quarter and first nine months of 2017 have been revised to conform to this presentation. The adoption of this guidance did not have a material impact. See Note 9.

ASU 2017-09, Stock Compensation: Scope of Modification Accounting
This ASU amends Topic 718, Compensation-Stock Compensation, and clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance. The ASU must be adopted prospectively to modifications that occur on or after the adoption date.
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
ASU 2018-05, Income Taxes
This ASU amends SEC guidance in the Codification related to income taxes to reflect the guidance in SEC Staff Accounting Bulletin 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The staff believes that to the extent a company can reasonably estimate the impact of the Tax Cuts and Jobs Act, such items should be reported in the first reporting period in which the Company is able to determine the reasonable estimate.

		Adopted upon issuance.	Regions does not expect the adoption of this guidance to have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2016-02, Leases ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 84 ASU2018-10, Narrow Amendments to Topic 842 ASU 2018-11, Targeted Improvements to Topic 842
This ASU creates ASC Topic 842, Leases, and supersedes Topic 840, Leases. The new guidance requires lessees to record a right-of-use asset and a corresponding liability equal to the present value of future rental payments on their balance sheets for all leases with a term greater than one year. There are not significant changes to lessor accounting; however, there were certain improvements made to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. This guidance expands both quantitative and qualitative required disclosures. This ASU should be adopted on a modified retrospective basis.
January 1, 2019 Early adoption is permitted.
Regions has established a leasing standard implementation team staffed by designated personnel from the Corporate Controller’s group, Corporate Real Estate and other business and finance management to plan and execute the adoption of the new leasing standard.

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

Between now and January 1, 2019, Regions will likely have changes to the lease portfolio as the Company continues to evaluate and execute branch and occupancy optimization initiatives. The evaluation of the impact of the standard will be adjusted based on new leases that are executed, leases that are terminated prior to the effective date, and changes to key assumptions or expectations such as renewals and extensions, and the interest rates to be used to discount the future lease obligations.

Regions expects to adopt the guidance using the optional transition method, which allows for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. Regions also plans to elect the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby Regions does not recognize a lease liability or right-of-use asset on the balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate.

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
January 1, 2020 Early adoption permitted beginning January 1, 2019.
Regions’ cross-functional implementation team, which is co-led by Finance and Risk Management, has developed a project plan that results in running a CECL parallel production during 2019 and the adoption of the standard in the first quarter of 2020. Key project implementation activities for 2018 focus on model enhancements, execution and implementation, continued challenge of model outputs, development of the qualitative framework, establishing processes and controls, drafting policies and disclosures, data resolution, and documentation. Regions is currently on track with the project implementation plan.

Regions provides updates to senior leadership and to the Audit Committee and Risk Committee of the Board of Directors. These communications provide an update on the status of the implementation project plan, results of initial modeled impacts, and risks identified.

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
ASU 2018-07, Compensation - Stock Compensation
This ASU amends and expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services for non-employees. Under this guidance, the accounting for share-based payments to non-employees and employees will be substantially aligned. The measurement of equity-classified non-employee awards will now be fixed at the grant date.
		January 1, 2019 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2018-09, Codification Improvements
The FASB issued this ASU to clarify, improve, and correct errors in the Codification. The ASU covers nine amendments, which affect a wide variety of Topics including business combinations, debt, derivatives and hedging, and defined contribution pension plans. Some amendments do not require transition guidance and are effective upon issuance, while others will be applicable for Regions starting in 2019. However, all amendments are expected to have an immaterial impact to Regions.
		January 1, 2019 Early adoption is permitted.	Regions believes the adoption of this guidance will not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2018-13, Fair Value Measurement
This ASU amends the disclosure requirements of Topic 820, Fair Value Measurement, to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. The ASU applies to all entities that are required to provide disclosures about recurring or non-recurring fair value measurements. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.
		January 1, 2020 Early adoption is permitted.	Regions believes the adoption of this guidance will not have a material impact. Regions is evaluating whether to early adopt.
ASU 2018-14, Compensation - Retirement Benefits
This ASU amends the disclosure requirements in Topic 715, Retirement Benefits. The ASU applies to all employer entities that sponsor defined benefit pension or other post-retirement plans. Applicable disclosure changes include: the removal of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next year; the removal of the effects of a one-percentage point change in assumed health care cost trend rates; and the addition of an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period.

		January 1, 2021 Early adoption is permitted.	Regions believes the adoption of this guidance will not have a material impact. Regions is evaluating whether to early adopt.
ASU 2018-15, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
This ASU amends Topic 350-40, Intangibles-Goodwill and Other-Internal-Use Software, regarding a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e. a service contract. Customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The amendments also prescribe the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and require additional quantitative and qualitative disclosures.

		January 1, 2020 Early adoption is permitted.	Regions believes the adoption of this guidance will not have a material impact. Regions does not plan to early adopt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2017, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Effective January 1, 2018, the Company adopted new accounting guidance and certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. See Note 1 "Basis of Presentation" and Note 15 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2018 compared to December 31, 2017.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2018, Regions operated 1,455 total branch outlets across the South, Midwest and Texas. Regions operates under three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 12 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The sale closed on July 2, 2018. The transaction generated a $281 million gain ($196 million after tax). On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. and Regions Trust were not included in the sale; they are included in the Wealth Management segment. See Note 2 “Discontinued Operations” to the consolidated financial statements for further discussion.
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

THIRD QUARTER OVERVIEW
Regions reported net income available to common shareholders of $548 million, or $0.50 per diluted share, in the third quarter of 2018 compared to $295 million, or $0.25 per diluted share, in the third quarter of 2017. Net income available to common shareholders from continuing operations was $354 million, or $0.32 per diluted share, compared to $296 million, or $0.25 per diluted share, over these same periods. The primary drivers of the increases in results from the prior year period were a gain on the sale of Regions Insurance Group reflected in discontinued operations, combined with increased net interest income and other financing income and decreased income tax expense. Per share amounts were impacted by share repurchases including an accelerated share repurchase agreement, which was entered into in the third quarter of 2018.
For the third quarter of 2018, net interest income and other financing income (taxable-equivalent basis) totaled $956 million million, up $35 million compared to the third quarter of 2017. The net interest margin (taxable-equivalent basis) was 3.50 percent for the third quarter of 2018 and 3.36 percent in the third quarter of 2017. Both net interest income and other financing income and net interest margin (taxable-equivalent basis) benefited from higher market interest rates and average loan balances in 2018. These increases were partially offset by additional wholesale funding, which included expense associated with $1.5 billion of debt issued in the third quarter of 2018.
The provision for loan losses totaled $84 million in the third quarter of 2018 compared to $76 million during the third quarter of 2017. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Net charge-offs totaled $82 million, or an annualized 0.40 percent of average loans, in the third quarter of 2018, compared to $76 million, or an annualized 0.38 percent for the third quarter of 2017. See Note 4 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at September 30, 2018, was 1.03 percent of total loans, net of unearned income, compared to 1.17 percent at December 31, 2017. Total non-performing loans decreased to 0.66 percent of total loans, net of unearned income, at September 30, 2018, compared to 0.81 percent at December 31, 2017.
Non-interest income from continuing operations was $519 million for the third quarter of 2018 compared to $482 million for the third quarter of 2017. The increase was primarily driven by growth in capital markets income, card and ATM fees and other non-interest income. See Table 20 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $922 million in the third quarter of 2018, a $69 million increase from the third quarter of 2017. The increase was primarily driven by a $60 million contribution to the Regions Financial Corporation Foundation during the third quarter of 2018. Higher salaries and benefits expense and professional, legal and regulatory costs also contributed to the increase year over year. See Table 21 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended September 30, 2018 was $85 million compared to income tax expense of $138 million for the same period in 2017. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. The after-tax gain associated with the transaction was $196 million. A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report. See Note 2 "Discontinued Operations" to the consolidated financial statements for additional information.
2018 Expectations
Management expectations for 2018 are noted below:

•	Full year adjusted average loan growth in the low single digits compared to 2017 adjusted average balances

•
Full year average deposits remain relatively stable compared to 2017 average balances, excluding brokered and Wealth Institutional Services deposits; revised from the previous expectation of growth in the low single digits

•	Adjusted net interest income and other financing income (non-taxable equivalent basis) growth of 5 to 6 percent; revised from the previous expectation of 4 to 6 percent

•	Adjusted non-interest income growth of 4.5 to 5.5 percent; revised from the previous expectation of 3 to 6 percent

•	Adjusted non-interest expenses relatively stable

•	Adjusted efficiency ratio less than 60 percent

•	Positive adjusted operating leverage of approximately 3.5 to 4.5 percent; revised from the previous expectation of 3 to 5 percent

•	Effective income tax rate of approximately 21 percent

•	Full year net charge-offs of 35 to 50 basis points; based on recent trends and current market conditions, currently expect to be toward the lower end of the range
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
BALANCE SHEET ANALYSIS
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $486 million from year-end 2017 to September 30, 2018, due primarily to a decrease in cash on deposit with the FRB, as the result of normal day-to-day operating variations.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1— Debt Securities

	September 30, 2018	December 31, 2017
	(In millions)
U.S. Treasury securities	$276	$331
Federal agency securities	46	28
Mortgage-backed securities:
Residential agency	17,558	18,442
Residential non-agency	2	3
Commercial agency	4,410	4,361
Commercial non-agency	773	788
Corporate and other debt securities	1,130	1,108
	$24,195	$25,061
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
LOANS HELD FOR SALE
Loans held for sale totaled $331 million at September 30, 2018, consisting of $297 million of residential real estate mortgage loans, $19 million of commercial mortgage and other loans, and $15 million of non-performing loans. At December 31, 2017, loans held for sale totaled $348 million, consisting of $325 million of residential real estate mortgage loans, $6 million of commercial mortgage and other loans, and $17 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 75 percent of Regions’ interest-earning assets at September 30, 2018. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2018	December 31, 2017
	(In millions, net of unearned income)
Commercial and industrial	$38,036	$36,115
Commercial real estate mortgage—owner-occupied	5,943	6,193
Commercial real estate construction—owner-occupied	326	332
Total commercial	44,305	42,640
Commercial investor real estate mortgage	4,205	4,062
Commercial investor real estate construction	1,838	1,772
Total investor real estate	6,043	5,834
Residential first mortgage	14,220	14,061
Home equity	9,435	10,164
Indirect—vehicles	3,146	3,326
Indirect—other consumer	2,179	1,467
Consumer credit card	1,273	1,290
Other consumer	1,220	1,165
Total consumer	31,473	31,473
	$81,821	$79,947
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $1.9 billion since year-end 2017 driven primarily by new relationships and expansion of existing relationships within the Company's corporate and middle market portfolios aided by growth within specialized lending groups, which offset the impact of large corporate customers utilizing the fixed income market to pay down and pay off bank debt. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $250 million from year-end 2017, reflecting a slowing pace of decline. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	September 30, 2018
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,257	$813	$2,070
Agriculture	569	193	762
Educational services	2,420	313	2,733
Energy	2,037	2,013	4,050
Financial services	3,577	3,644	7,221
Government and public sector	2,765	438	3,203
Healthcare	4,199	1,810	6,009
Information	1,502	877	2,379
Manufacturing	4,528	3,925	8,453
Professional, scientific and technical services	1,711	1,353	3,064
Real estate	6,655	6,304	12,959
Religious, leisure, personal and non-profit services	1,756	761	2,517
Restaurant, accommodation and lodging	2,088	599	2,687
Retail trade	2,459	2,073	4,532
Transportation and warehousing	1,812	1,012	2,824
Utilities	1,469	2,461	3,930
Wholesale goods	3,468	2,347	5,815
Other (1)	33	2,078	2,111
Total commercial	$44,305	$33,014	$77,319

	December 31, 2017 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$976	$620	$1,596
Agriculture	525	247	772
Educational services	2,353	378	2,731
Energy	1,767	1,877	3,644
Financial services	3,615	3,336	6,951
Government and public sector	2,785	394	3,179
Healthcare	4,216	1,586	5,802
Information	1,294	813	2,107
Manufacturing	4,181	3,785	7,966
Professional, scientific and technical services	1,764	1,266	3,030
Real estate	6,315	5,772	12,087
Religious, leisure, personal and non-profit services	1,841	726	2,567
Restaurant, accommodation and lodging	2,224	642	2,866
Retail trade	2,336	2,294	4,630
Transportation and warehousing	1,815	863	2,678
Utilities	1,557	2,114	3,671
Wholesale goods	3,148	2,267	5,415
Other (1)	(72)	1,604	1,532
Total commercial	$42,640	$30,584	$73,224
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $209 million in comparison to 2017 year-end balances. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $159 million increase in comparison to 2017 year-end balances. This increase was partially offset by the sale of $254 million of primarily performing troubled debt restructured loans and certain non-restructured interest-only loans during the first quarter of 2018. Approximately $2.1 billion in new loan originations were retained on the balance sheet through the first nine months of 2018.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $9.4 billion at September 30, 2018 as compared to $10.2 billion at December 31, 2017. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2018. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2018	$4	0.07%	$8	0.14%	$12
2019	54	0.89	45	0.76	99
2020	113	1.89	86	1.43	199
2021	136	2.26	116	1.94	252
2022	147	2.45	137	2.28	284
2023-2027	1,847	30.82	1,903	31.76	3,750
2028-2032	795	13.27	599	9.99	1,394
Thereafter	1	0.02	2	0.03	3
Total	$3,097	51.67%	$2,896	48.33%	$5,993
Of the $9.4 billion home equity portfolio at September 30, 2018, approximately $6.0 billion were home equity lines of credit and $3.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, home equity lines of credit had a 20-year repayment term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
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
Table 5—Estimated Current Loan to Value Ranges

	September 30, 2018			December 31, 2017
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$56	$33	$58	$123	$49	$117
80% - 100%	1,727	177	360	1,711	275	485
Below 80%	12,004	5,954	2,665	11,639	6,257	2,766
Data not available	433	70	118	588	85	130
	$14,220	$6,234	$3,201	$14,061	$6,666	$3,498
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $180 million from year-end 2017, primarily because Regions terminated a third-party purchase arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $712 million from year-end 2017, primarily due to continued growth in existing point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $17 million from year-end 2017.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both September 30, 2018 and December 31, 2017.
Table 6—Estimated Current FICO Score Ranges

	September 30, 2018
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$680	$247	$156	$292	$57	$98	$72
620-680	761	445	268	351	210	225	147
681-720	1,284	719	381	386	378	280	224
Above 720	10,977	4,688	2,343	2,043	1,390	662	697
Data not available	518	135	53	74	144	8	80
	$14,220	$6,234	$3,201	$3,146	$2,179	$1,273	$1,220

	December 31, 2017
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$741	$261	$161	$328	$43	$85	$72
620-680	829	492	300	396	153	220	146
681-720	1,353	775	435	419	246	288	227
Above 720	10,344	5,000	2,546	2,088	765	689	656
Data not available	794	138	56	95	260	8	64
	$14,061	$6,666	$3,498	$3,326	$1,467	$1,290	$1,165
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
The allowance for loan losses totaled $840 million at September 30, 2018 as compared to $934 million at December 31, 2017. The allowance for loan losses as a percentage of net loans decreased from 1.17 percent at December 31, 2017 to 1.03 percent at September 30, 2018. The decrease in percentage is attributable to reductions in non-performing, criticized and TDR loans, as well as total delinquencies.
The provision for loan losses decreased by $60 million for the first nine months of 2018 as compared to the same period in 2017. Net charge-offs for the first nine months of 2018 were approximately $16 million lower as compared to the same period in 2017. During the first nine months of 2018, the provision for loan losses was less than net charge-offs by approximately $94 million, as a result of broad-based improvements in credit metrics. Additionally, lower than anticipated losses associated with certain 2017 hurricanes resulted in the release of the Company's $40 million hurricane-specific loan loss allowance during 2018. Lastly, a $16 million net reduction to the provision for loan losses from the first quarter of 2018 sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans also contributed to the results.
In October 2018, a significant hurricane impacted Regions’ footprint, primarily in the state of Florida, particularly the Panhandle area, as well as southwest Georgia and southeast Alabama. Regions is assessing all aspects of the impact to its customers, and in some situations, customers are still evaluating the extent of damage. While Regions is still evaluating the aspects of the hurricane, the overall financial impact to the Company is not expected to be material.
Management expects that net loan charge-offs will be in the 0.35 percent to 0.50 percent range for the 2018 year; based on recent trends and current market conditions, Regions currently expects to be toward the lower end of that range. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2018. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 7 “Allowance for Credit Losses.”

Table 7—Allowance for Credit Losses

	Nine Months Ended September 30
	2018	2017
	(Dollars in millions)
Allowance for loan losses at beginning of year	$934	$1,091
Loans charged-off:
Commercial and industrial	91	124
Commercial real estate mortgage—owner-occupied	14	15
Commercial investor real estate mortgage	9	2
Commercial investor real estate construction	—	—
Residential first mortgage	12	9
Home equity	21	26
Indirect—vehicles	29	38
Indirect—other consumer	33	20
Consumer credit card	45	40
Other consumer	60	55
	314	329
Recoveries of loans previously charged-off:
Commercial and industrial	28	22
Commercial real estate mortgage—owner-occupied	6	6
Commercial investor real estate mortgage	4	8
Commercial investor real estate construction	2	2
Residential first mortgage	5	3
Home equity	13	15
Indirect—vehicles	12	14
Indirect—other consumer	—	1
Consumer credit card	6	5
Other consumer	10	9
	86	85
Net charge-offs:
Commercial and industrial	63	102
Commercial real estate mortgage—owner-occupied	8	9
Commercial investor real estate mortgage	5	(6)
Commercial investor real estate construction	(2)	(2)
Residential first mortgage	7	6
Home equity	8	11
Indirect—vehicles	17	24
Indirect—other consumer	33	19
Consumer credit card	39	35
Other consumer	50	46
	228	244
Provision for loan losses	134	194
Allowance for loan losses at September 30	$840	$1,041
Reserve for unfunded credit commitments at beginning of year	$53	$69
Provision (credit) for unfunded credit losses	(3)	(10)
Reserve for unfunded credit commitments at September 30	$50	$59
Allowance for credit losses at September 30	$890	$1,100
Loans, net of unearned income, outstanding at end of period	$81,821	$79,356
Average loans, net of unearned income, outstanding for the period	$80,294	$79,956
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.03%	1.31%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	156%	137%
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.38%	0.41%

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
Table 8—Troubled Debt Restructurings

	September 30, 2018		December 31, 2017
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$170	$27	$232	$27
Investor real estate	49	4	90	6
Residential first mortgage	171	16	368	36
Home equity	203	6	245	4
Consumer credit card	1	—	1	—
Other consumer	6	—	9	—
	600	53	945	73
Non-accrual status or 90 days past due and still accruing:
Commercial	195	22	115	30
Investor real estate	—	—	1	—
Residential first mortgage	42	4	69	7
Home equity	15	1	14	—
	252	27	199	37
Total TDRs - Loans	$852	$80	$1,144	$110

TDRs - Held For Sale	6	—	13	—
Total TDRs	$858	$80	$1,157	$110
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$347	$91	$520	$95
Inflows	329	59	359	88
Outflows:
Charge-offs	(35)	—	(11)	(1)
Foreclosure	—	—	(2)	—
Payments, sales and other (1)	(276)	(101)	(366)	(77)
Balance, end of period	$365	$49	$500	$105
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $30 million of commercial loans and $5 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, $59 million of commercial loans and $10 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$341	$404
Commercial real estate mortgage—owner-occupied	80	118
Commercial real estate construction—owner-occupied	8	6
Total commercial	429	528
Commercial investor real estate mortgage	2	5
Commercial investor real estate construction	—	1
Total investor real estate	2	6
Residential first mortgage	42	47
Home equity	66	69
Total consumer	108	116
Total non-performing loans, excluding loans held for sale	539	650
Non-performing loans held for sale	15	17
Total non-performing loans(1)	554	667
Foreclosed properties	58	73
Non-marketable investments received in foreclosure	12	—
Total non-performing assets(1)	$624	$740
Accruing loans 90 days past due:
Commercial and industrial	$4	$4
Commercial real estate mortgage—owner-occupied	2	1
Total commercial	6	5
Commercial investor real estate mortgage	—	1
Total investor real estate	—	1
Residential first mortgage(2)	61	92
Home equity	39	37
Indirect—vehicles	9	9
Indirect other consumer	1	—
Consumer credit card	17	19
Other consumer	4	4
Total consumer	131	161
	$137	$167
Restructured loans not included in the categories above	$600	$945
Non-performing loans(1) to loans and non-performing loans held for sale	0.68%	0.83%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.76%	0.92%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $83 million at September 30, 2018 and $124 million at December 31, 2017.

Non-performing loans at September 30, 2018 have decreased compared to year-end levels, due to continued broad-based improvement in credit quality. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 60 percent of the total balance at September 30, 2018.

Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $137 million at September 30, 2018, a decrease from $167 million at December 31, 2017.
At September 30, 2018, Regions had approximately $75 million to $135 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
In order to arrive at the estimate of potential problem loans, credit personnel forecast certain larger dollar loans that may potentially be downgraded to non-accrual at a future time, depending on the occurrence of future events. These personnel consider a variety of factors, including the borrower’s capacity and willingness to meet the contractual repayment terms, make principal curtailments or provide additional collateral when necessary, and provide current and complete financial information including global cash flows, contingent liabilities and sources of liquidity. Based upon the consideration of these factors, a probability weighting is assigned to loans to reflect the potential for migration to the pool of potential problem loans during this specific time period. Additionally, for other loans (for example, smaller dollar loans), a trend analysis is incorporated to determine the estimate of potential future downgrades. Because of the inherent uncertainty in forecasting future events, the estimate of potential problem loans ultimately represents the estimated aggregate dollar amounts of loans as opposed to an individual listing of loans.
The majority of the loans on which the potential problem loan estimate is based are considered criticized and classified. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements.
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$528	$6	$116	$650
Additions	278	19	—	297
Net payments/other activity	(209)	(3)	(5)	(217)
Return to accrual	(38)	(2)	—	(40)
Charge-offs on non-accrual loans(2)	(97)	(8)	—	(105)
Transfers to held for sale(3)	(28)	(1)	(3)	(32)
Transfers to real estate owned	(3)	—	—	(3)
Sales	(2)	(9)	—	(11)
Balance at end of period	$429	$2	$108	$539

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$836	$17	$142	$995
Additions	423	7	—	430
Net payments/other activity	(389)	(7)	(26)	(422)
Return to accrual	(80)	(8)	—	(88)
Charge-offs on non-accrual loans(2)	(133)	(1)	—	(134)
Transfers to held for sale(3)	(14)	(2)	—	(16)
Transfers to foreclosed properties	(3)	(1)	—	(4)
Sales	(1)	—	—	(1)
Balance at end of period	$639	$5	$116	$760
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $11 million and $5 million recorded upon transfer for the nine months ended September 30, 2018 and 2017, respectively.
GOODWILL
Goodwill totaled $4.8 billion at September 30, 2018 and $4.9 billion at December 31, 2017 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2017 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit). The decline in the goodwill balance in the third quarter of 2018 is due to the sale of Regions Insurance Group. See Note 2 "Discontinued Operations" for related disclosure.
The result of the assessment performed for the third quarter of 2018 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2018 interim period.
OTHER EARNING ASSETS
Other earning assets totaled $1.8 billion at September 30, 2018, consisting primarily of $880 million of FRB and FHLB stock, $393 million of operating lease assets, and $475 million marketable equity securities. At December 31, 2017, other earning assets totaled $1.9 billion, consisting primarily of $684 million of FRB and FHLB stock, $489 million of operating lease assets, and $414 million of marketable equity securities.

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
The following table summarizes deposits by category:
Table 12—Deposits

	September 30, 2018	December 31, 2017
	(In millions)
Non-interest-bearing demand	$35,354	$36,127
Savings	8,900	8,413
Interest-bearing transaction	18,586	20,161
Money market—domestic	23,896	25,306
Money market—foreign	—	23
Low-cost deposits	86,736	90,030
Time deposits	6,519	6,859
	$93,255	$96,889
Total deposits at September 30, 2018 decreased approximately $3.6 billion compared to year-end 2017 levels, driven by decreases in interest-bearing transaction accounts, money market accounts, non-interest-bearing demand accounts and time deposits, partially offset by an increase in savings accounts. Interest-bearing transaction accounts have declined primarily due to the Company's continued strategic reduction of certain trust customer deposits, which require collateralization by securities, and have been shifted into other fee income-producing customer investments. Money market accounts have continued to decline as a result of a decision to reduce higher-cost brokered deposits that were no longer a necessary component of the Company's funding strategy. The non-interest-bearing demand decline is due primarily to customers using liquidity to pay down debt or invest in their businesses. Customer time deposits declined as a result of the Company's strong liquidity profile providing less need for higher-cost deposits as part of its funding strategy.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $3.3 billion at September 30, 2018 as compared to $500 million at December 31, 2017. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
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

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	September 30, 2018	December 31, 2017
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$—	$101
3.20% senior notes due February 2021	1,101	1,101
2.75% senior notes due August 2022	995	995
3.80% senior notes due August 2023	498	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	158	158
7.375% subordinated notes due December 2037	297	297
Valuation adjustments on hedged long-term debt	(89)	(50)
	3,060	2,702
Regions Bank:
Federal Home Loan Bank advances	5,703	3,653
2.25% senior notes due September 2018	—	749
7.50% subordinated notes due May 2018	—	500
2.75% senior notes due April 2021	548	—
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	349	—
3.374% senior notes converting to 3 month LIBOR plus 0.50% and callable August 2020, due August 2021	499	—
3 month LIBOR plus 0.50% of floating rate senior notes due August 2021	499	—
6.45% subordinated notes due June 2037	495	495
Other long-term debt	33	35
Valuation adjustments on hedged long-term debt	(8)	(2)
	8,118	5,430
Total consolidated	$11,178	$8,132
Long-term borrowings increased by approximately $3.0 billion in the first nine months of 2018 due primarily to increases in FHLB advances and senior notes issuances. These increases were partially offset by maturities and a redemption of notes during the period.
In the first nine months of 2018, Regions issued $500 million of senior notes, and simultaneously entered into an interest rate swap effectively converting the notes to floating rate notes at 1 month LIBOR. Regions also had $100 million of senior notes mature during the first nine months of 2018.
In the first nine months of 2018, Regions Bank issued $1.9 billion of senior notes. These senior notes included an issuance of $550 million of 2.75% senior notes, which were effectively converted to floating rate notes at 1 month LIBOR through the simultaneous execution of an interest rate swap. Regions Bank also redeemed $750 million of senior notes and had $500 million of subordinated notes mature during the first nine months of 2018.
Long-term FHLB advances have a weighted-average interest rate of 2.3 percent at September 30, 2018 and 1.4 percent at December 31, 2017 with remaining maturities ranging from less than one year to twelve years and a weighted-average of 0.7 years.

STOCKHOLDERS’ EQUITY
Stockholders’ equity was $14.8 billion at September 30, 2018 as compared to $16.2 billion at December 31, 2017. During the first nine months of 2018, net income increased stockholders’ equity by $1.4 billion, while cash dividends on common stock reduced stockholders' equity by $349 million and cash dividends on preferred stock reduced stockholder's equity by $48 million. Changes in accumulated other comprehensive income decreased stockholders' equity by $645 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of increases in market interest rates during 2018. Common stock repurchased during the first nine months of 2018 reduced stockholders' equity by $1.8 billion. These shares were immediately retired and therefore are not included in treasury stock.
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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted on May 24, 2018, which provides certain limited amendments to the Dodd-Frank Act as well as other modifications to certain post-crisis regulatory requirements. The EGRRCPA raises the asset threshold for the Systemically Important Financial Institution designation from $50 billion to $250 billion and eliminates the company-run stress tests for institutions with less than $250 billion in assets. The EGRRCPA will likely decrease the overall regulatory burden on institutions like Regions; however, the ultimate impact is uncertain at this time and will depend on the implementation of the law by the federal banking agencies. On July 6, 2018, the federal banking agencies issued an interagency statement regarding the impact of the EGRRCPA. The statement provides information on rules and associated reporting requirements that EGRRCPA affected such as company-run stress testing, resolution plans, Volcker Rule, HVCRE exposures, and other provisions. Among other things, the statement permits banks to use current information to estimate and report HVCRE acquisition, development and construction loans as defined in the EGRRCPA. Regions implemented this change effective June 30, 2018, and it did not have a material impact.
Additional discussion of the Basel III Rules and their applicability to Regions is included in Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, as well as related discussion in Management's Discussion and Analysis.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules (1)	September 30, 2018 Ratio (2)	December 31, 2017 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	10.18%	11.05%	4.50%	N/A
Regions Bank	12.22	12.49	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.97%	11.86%	6.00%	6.00%
Regions Bank	12.22	12.49	6.00	8.00
Total capital:
Regions Financial Corporation	12.77%	13.78%	8.00%	10.00%
Regions Bank	13.57	13.97	8.00	10.00
Leverage capital:
Regions Financial Corporation	9.42%	10.01%	4.00%	N/A
Regions Bank	10.51	10.54	4.00	5.00%
________

(1)	The 2018 and 2017 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.

(2)	The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
The reductions in the capital ratios of Regions since December 31, 2017 are primarily the result of share repurchases, including the contractual repurchase agreement entered into in the third quarter of 2018. See Note 7 "Stockholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional discussion.

LIQUIDITY COVERAGE RATIO
The Federal Reserve, the OCC and the FDIC approved a final rule in 2014 implementing a minimum LCR requirement for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The final rule imposes a monthly calculation requirement. As of January 1, 2017, the LCR calculation rule has been fully phased in. In December 2016, the Federal Reserve issued a final rule on the public disclosure of the LCR calculation that requires BHCs, such as Regions, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR for quarterly periods ending after October 1, 2018.
At September 30, 2018, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.

See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for more information.
RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of September 30, 2018 and December 31, 2017.
Table 15—Credit Ratings

As of September 30, 2018 and December 31, 2017
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
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average total loans,” “adjusted efficiency ratio,” “adjusted fee income ratio,” “return on average tangible common stockholders’ equity,” on a consolidated and continuing operations basis, and end of period “tangible common stockholders’ equity,” and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

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
The following tables provide: 1) a reconciliation of average total loans to adjusted average total loans (non-GAAP), 2) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 3) a reconciliation of net income available to common shareholders (GAAP) to net income available to common shareholders from continuing operations (GAAP) 4) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense from continuing operations (non-GAAP), 5) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income from continuing operations (non-GAAP), 6) a computation of adjusted total revenue (non-GAAP), 7) a computation of the adjusted efficiency ratio (non-GAAP), 8) a computation of the adjusted fee income ratio (non-GAAP), 9) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 10) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and 11) calculation of the related ratio based on Regions’ current understanding of the Basel III requirements (non-GAAP).
Table 16—GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In millions, net of unearned income)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$81,022	$79,585	$80,294	$79,956
Less: Balances of residential first mortgage loans sold (1)	—	254	54	254
Less: Indirect—vehicles third-party	776	1,406	914	1,616
Adjusted average total loans (non-GAAP)	$80,246	$77,925	$79,326	$78,086

		Three Months Ended September 30		Nine Months Ended September 30
		2018	2017	2018	2017
		(Dollars in millions)
INCOME — CONSOLIDATED
Net income (GAAP)		$564	$311	$1,353	$928
Preferred dividends (GAAP)		(16)	(16)	(48)	(48)
Net income available to common shareholders (GAAP)	A	$548	$295	$1,305	$880
Income (loss) from discontinued operations, net of tax (GAAP)		194	(1)	191	7
Net income from continuing operations available to common shareholders (GAAP)	B	$354	$296	$1,114	$873
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	C	$922	$853	$2,717	$2,571
Significant items:
Contribution to Regions' Financial Corporation foundation		(60)	—	(60)	—
Branch consolidation, property and equipment charges		(4)	(5)	(8)	(13)
Expenses associated with residential mortgage loan sale		—	—	(4)	—
Salary and employee benefits—severance charges		(5)	(1)	(54)	(8)
Adjusted non-interest expense (non-GAAP)	D	$853	$847	$2,591	$2,550
Net interest income and other financing income (GAAP)		$942	$897	$2,777	$2,638
Taxable-equivalent adjustment		13	23	38	67
Net interest income and other financing income, taxable-equivalent basis - continuing operations	E	955	920	2,815	2,705
Non-interest income (GAAP)	F	519	482	1,538	1,446
Significant items:
Securities (gains) losses, net		—	(8)	(1)	(9)
Leveraged lease termination gains		(4)	(1)	(8)	(1)
Gain on sale of affordable housing residential mortgage loans(2)		—	—	—	(5)
Adjusted non-interest income (non-GAAP)	G	$515	$473	$1,529	$1,431
Total revenue, taxable-equivalent basis	E+F=H	$1,474	$1,402	$4,353	$4,151
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=I	$1,470	$1,393	$4,344	$4,136
Efficiency ratio (GAAP)	C/H	62.59%	60.88%	62.42%	61.95%
Adjusted efficiency ratio (non-GAAP)	D/I	58.05%	60.84%	59.65%	61.68%
Fee income ratio (GAAP)	F/H	35.19%	34.30%	35.33%	34.83%
Adjusted fee income ratio (non-GAAP)	G/I	35.03%	33.89%	35.20%	34.59%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$15,401	$16,790	$15,642	$16,748
Less: Average intangible assets (GAAP)		4,955	5,097	5,032	5,108
Average deferred tax liability related to intangibles (GAAP)		(97)	(155)	(98)	(155)
Average preferred stock (GAAP)		820	820	820	820
Average tangible common stockholders’ equity (non-GAAP)	J	$9,723	$11,028	$9,888	$10,975
Return on average tangible common stockholders’ equity (non-GAAP)(3)	A/J	22.36%	10.62%	17.65%	10.72%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY — CONTINUING OPERATIONS
Average stockholders’ equity (GAAP)(4)		$15,401	$16,790	$15,642	$16,748
Less: Average intangible assets (GAAP)(4)		4,955	5,097	5,032	5,108
Average deferred tax liability related to intangibles (GAAP)(4)		(97)	(155)	(98)	(155)
Average preferred stock (GAAP)(4)		820	820	820	820
Average tangible common stockholders’ equity (non-GAAP)	K	$9,723	$11,028	$9,888	$10,975
Return on average tangible common stockholders’ equity (non-GAAP)(3)	B/K	14.42%	10.61%	15.06%	10.63%

		September 30, 2018	December 31, 2017
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$14,770	$16,192
Less: Ending intangible assets (GAAP)		4,951	5,081
Ending deferred tax liability related to intangibles (GAAP)		(95)	(99)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	L	$9,094	$10,390
Ending total assets (GAAP)		$124,578	$124,294
Less: Ending intangible assets (GAAP)		4,951	5,081
Ending deferred tax liability related to intangibles (GAAP)		(95)	(99)
Ending tangible assets (non-GAAP)	M	$119,722	$119,312
End of period shares outstanding	N	1,055	1,134
Tangible common stockholders’ equity to tangible assets (non-GAAP)	L/M	7.60%	8.71%
Tangible common book value per share (non-GAAP)	L/N	$8.62	$9.16

		September 30, 2018	December 31, 2017
		(Dollars in millions, except per share data)
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (5)
Stockholders’ equity (GAAP)		$14,770	$16,192
Non-qualifying goodwill and intangibles		(4,845)	(4,972)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		1,376	712
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	O	$10,481	$11,112
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (6)	P	$103,721	$101,498
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	O/P	10.11%	10.95%
_________
(1) Adjustments to average loan balances assume a simple day-weighted average impact for the first nine months of 2018, and are equal to the ending balance of the residential first mortgage loans sold for the prior periods.

(2)
In the fourth quarter of 2016, the Company sold affordable housing residential mortgage loans to Freddie Mac. Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which was recognized during the second quarter of 2017.

(3) Income statement amounts have been annualized in calculation.
(4) Due to the immaterial impact of the discontinued operations, the balance sheet has not been presented on a continuing operations basis.
(5) Current quarter amounts and the resulting ratio are estimated.

(6)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities—taxable	$24,198	$156	2.56%	$25,039	$149	2.34%
Loans held for sale	386	4	4.14	416	3	3.10
Loans, net of unearned income (1)(2)	81,022	932	4.56	79,585	850	4.23
Investment in operating leases, net	410	3	3.33	586	3	2.84
Other earning assets	2,440	17	2.87	3,146	13	1.60
Total earning assets	108,456	1,112	4.07	108,772	1,018	3.72
Allowance for loan losses	(834)			(1,048)
Cash and due from banks	2,036			1,867
Other non-earning assets	13,868			13,842
	$123,526			$123,433
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,928	4	0.15	$8,346	3	0.15
Interest-bearing checking	18,924	21	0.44	18,741	11	0.22
Money market	24,046	22	0.37	26,325	13	0.19
Time deposits	6,630	17	1.06	6,929	15	0.88
Total interest-bearing deposits (3)	58,528	64	0.44	60,341	42	0.28
Federal funds purchased and securities sold under agreements to repurchase	154	—	—	—	—	—
Other short-term borrowings	1,480	8	2.07	655	2	1.19
Long-term borrowings	10,429	84	3.14	6,691	53	3.14
Total interest-bearing liabilities	70,591	156	0.88	67,687	97	0.57
Non-interest-bearing deposits (3)	35,414	—	—	36,522	—	—
Total funding sources	106,005	156	0.58	104,209	97	0.37
Net interest spread			3.19			3.15
Other liabilities	2,120			2,440
Stockholders’ equity	15,401			16,784
	$123,526			$123,433
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$956	3.50%		$921	3.36%
_____

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $3 million and $5 million for the three months ended September 30, 2018 and 2017, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.27% and 0.17% for the three months ended September 30, 2018 and 2017, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% and 35% for September 30, 2018 and 2017, respectively, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	—%
Debt securities—taxable	24,389	466	2.55	25,005	446	2.38
Loans held for sale	378	11	3.87	488	11	3.17
Loans, net of unearned income (1)(2)	80,294	2,689	4.46	79,956	2,468	4.11
Investment in operating leases, net	440	11	3.24	632	14	3.00
Other earning assets	2,616	53	2.73	3,252	38	1.50
Total earning assets	108,117	3,230	3.98	109,334	2,977	3.62
Allowance for loan losses	(871)			(1,070)
Cash and due from banks	1,980			1,874
Other non-earning assets	14,101			13,886
	$123,327			$124,024
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,842	11	0.16	$8,253	10	0.15
Interest-bearing checking	19,461	55	0.38	19,305	27	0.19
Money market	24,292	55	0.30	26,751	32	0.16
Time deposits	6,711	49	0.98	7,026	45	0.86
Total interest-bearing deposits (3)	59,306	170	0.38	61,335	114	0.25
Federal funds purchased and securities sold under agreements to repurchase	100	1	1.75	—	—	—
Other short-term borrowings	937	14	1.96	457	4	1.02
Long-term borrowings	9,571	229	3.16	6,964	153	2.92
Total interest-bearing liabilities	69,914	414	0.79	68,756	271	0.53
Non-interest-bearing deposits (3)	35,563	—	—	36,100	—	—
Total funding sources	105,477	414	0.52	104,856	271	0.34
Net interest spread			3.19			3.09
Other liabilities	2,208			2,424
Stockholders’ equity	15,642			16,744
	$123,327			$124,024
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$2,816	3.48%		$2,706	3.31%
_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $14 million and $16 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.24% and 0.16% for the nine months ended September 30, 2018 and 2017, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% and 35% for September 30, 2018 and 2017, respectively, adjusted for applicable state income taxes net of the related federal tax benefit.

For the third quarter of 2018, net interest income and other financing income (taxable-equivalent basis) totaled $956 million compared to $921 million in the third quarter of 2017. The net interest margin (taxable-equivalent basis) was 3.50 percent for the third quarter of 2018 and 3.36 percent for the third quarter of 2017. Net interest income and other financing income (taxable-equivalent basis) totaled $2.8 billion and $2.7 billion for the first nine months of 2018 and 2017, respectively. The net interest margin (taxable-equivalent basis) was 3.48 percent and 3.31 percent for the first nine months of 2018 and 2017, respectively. The increase in net interest margin (taxable-equivalent basis) for the third quarter and first nine months of 2018, compared to the same periods of 2017, was primarily due to higher market interest rates and higher average loan balances partially offset by wholesale funding costs.

Based on recent performance and market conditions, the Company updated its expectations in the third quarter of 2018. Management now expects to increase adjusted net interest income and other financing income (non-GAAP and non-taxable equivalent) in the range of 5 to 6 percent on a full year basis in 2018.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. While not presented, up-rate scenarios of greater magnitude are also analyzed. Larger magnitude down-rate scenarios continue to be of limited use in the current rate environment. Therefore, Regions presents a minus 100 basis point rate shock as its largest meaningful falling rate scenario. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of September 30, 2018, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2019. The estimated exposure associated with the parallel yield curve shift of minus 100 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have not resulted in a meaningful increase in deposit costs for Regions. Therefore, it is expected that declines in deposit costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio. At current rate levels, the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization is reduced, making intermediate and long-term interest rate sensitivity primarily attributable to changes in the level of reinvestment yields on fixed rate assets.
With respect to sensitivity along the yield curve, the balance sheet is estimated to be asset sensitive to short-term, intermediate-term, and long-term rates individually. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $77 million if intermediate and longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if intermediate and longer-term interest rates were to immediately and on a sustained basis underperform the base case by 100 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $97 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges that have been transacted are contemplated to the extent they start within the measurement horizon.

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2018
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$171
+ 100 basis points	94
- 100 basis points	(112)

Instantaneous Change in Interest Rates
+ 200 basis points	$157
+ 100 basis points	98
- 100 basis points	(157)
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
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent, but equates to approximately $3.5 billion over 12 months in the gradual +200 basis point scenario in Table 18. In the event this shift increased by an additional $3.0 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +200 basis points scenario by approximately $32 million.
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
Regions has made use of interest rate swaps and floors in balance sheet hedging strategies to effectively convert a portion of its fixed-rate funding position and available for sale securities portfolios to a variable-rate position and to effectively convert a portion of its variable-rate loan portfolios to fixed-rate. Regions also uses derivatives to economically manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2018
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Strike Price
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$3,150	3.2	1.8%	2.2%	—%
Receive variable/pay fixed swaps	81	5.1	2.2	2.4	—
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	7,000	5.9	1.9	2.4	—
Interest rate floors	2,000	6.1	—	—	2.3
Total derivatives designated as hedging instruments	$12,231	5.2	1.9%	2.3%	2.3%
Subsequent to September 30, 2018, the Company executed certain transactions affecting the total notional amount of its derivatives designated for interest rate hedging. In particular, these transactions increased the total notional amount within interest rate swaps for cash flow hedging derivatives by approximately $1.0 billion.
A portion of the cash flow hedging relationships designated above in Table 19 are forward starting, and therefore do not impact, or have limited impact to the estimated annual change in net interest income discussed in Table 18.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. All interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2017 contains more information on the management of credit risk.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.6 billion at September 30, 2018. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's Liquidity Risk Oversight Committee and ALCO, which regularly reviews compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2018, Regions had approximately $1.6 billion in cash on deposit with the FRB, a decrease from approximately $1.9 billion at December 31, 2017.
Regions’ borrowing availability with the FRB as of September 30, 2018, based on assets pledged as collateral on that date, was $18.5 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2018, Regions’ outstanding balance of FHLB borrowings was $9.0 billion and its total borrowing capacity from the FHLB totaled $17.5 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-

four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements in the 2017 Annual Report on Form 10-K for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
INFORMATION SECURITY RISK
Regions faces a variety of operational risks, including information security risks. Information security risks, such as evolving and adaptive cyber attacks that are conducted regularly against Regions and other large financial institutions to compromise or disable information systems, have generally increased in recent years. This trend is expected to continue for a number of reasons, including the proliferation of new technologies, the increasing use of mobile devices and cloud technologies, the ability to conduct more financial transactions online, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
Regions devotes significant financial and non-financial resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions regularly tests its control environment utilizing practices such as penetration testing and more targeted assessments to ensure its controls are working as expected. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program that includes oversight of third-party relationships with vendors.
The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience. The Board monitors Regions’ information management risk policies and practices primarily through its Risk Committee, which oversees areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; approval and oversight of information security risk assessments, strategies, policies and programs; and disaster recovery, business continuity, and incident response plans. Additionally, the Board’s Audit Committee regularly reviews Regions’ cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the Chief Information Security Officer, risk management, and Internal Audit. The Board, through its various committees, is briefed at least quarterly on information security matters.
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
Regions has contracts with vendors to provide denial of service mitigation. These vendors have also committed the necessary resources to support Regions in the event of a cyber event. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security. As an additional security measure, Regions has engaged a computer forensics firm and an industry-leading consulting firm on retainer in case of a cyber event. Regions has also developed and maintains robust business continuity and disaster recovery plans that it could implement in the event of a cyber event so as to mitigate the effects of any such event. Some of Regions' exposure with respect to data breaches may be offset by applicable insurance.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $84 million in the third quarter of 2018 compared to $76 million during the third quarter of 2017. The provision for loan losses totaled $134 million for the first nine months of 2018 compared to $194 million for the first nine months of 2017. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2018 vs. 9/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$179	$175	$4	2.3%
Card and ATM fees	111	103	8	7.8%
Investment management and trust income	59	58	1	1.7%
Capital markets income	45	35	10	28.6%
Mortgage income	32	32	—	NM
Bank-owned life insurance	18	20	(2)	(10.0)%
Commercial credit fee income	18	17	1	5.9%
Investment services fee income	18	15	3	20.0%
Securities gains, net	—	8	(8)	(100.0)%
Market value adjustments on employee benefit assets	7	3	4	133.3%
Other miscellaneous income	32	16	16	100.0%
	$519	$482	$37	7.7%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2018 vs. 9/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$525	$512	$13	2.5%
Card and ATM fees	327	311	16	5.1%
Investment management and trust income	175	171	4	2.3%
Capital markets income	152	105	47	44.8%
Mortgage income	107	113	(6)	(5.3)%
Bank-owned life insurance	53	61	(8)	(13.1)%
Commercial credit fee income	52	53	(1)	(1.9)%
Investment services fee income	54	46	8	17.4%
Securities gains, net	1	9	(8)	(88.9)%
Market value adjustments on employee benefit assets	4	10	(6)	(60.0)%
Other miscellaneous income	88	55	33	60.0%
	$1,538	$1,446	$92	6.4%
________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increases during the third quarter of 2018 and the first nine months of 2018 compared to the same periods of 2017 were primarily due to continued customer account growth and increases in non-sufficient fund activity.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increases in the third quarter of 2018 and first nine months of 2018 compared to the same periods of 2017 were primarily the result of an increase in commercial and consumer checkcard interchange income associated with new account growth and increases in transactions.
Capital markets income—Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory fees. The increases in the third quarter of 2018 and the first nine months of 2018 compared to the same periods in 2017 were primarily due to increases in income from mergers and acquisitions advisory fees, customer interest rate swap income, loan syndication fees, and fees generated from securities underwriting and placement.
Bank-owned life insurance—Bank-owned life insurance decreased in the first nine months of 2018 compared to the same period in 2017 primarily due to reduced claims benefits.
Investment services fee income—Investment services fee income represents income earned through investment advisory services, the primary revenue streams of which include sales of annuity and brokerage products. Investment services fee income increased during the third quarter of 2018 and the first nine months of 2018 compared to the same periods of 2017 primarily due to improved productivity as a result of hiring additional financial advisors.
Securities gains, net—Net securities gains primarily result from the Company's asset/liability management process, as well as the sale of certain securities held for employee benefit purposes in 2017.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. These adjustments are offset in salaries and benefits expense.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, fees from safe deposit boxes, check fees, and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the third quarter of 2018 and the first nine months of 2018 compared to the same periods of 2017 primarily due to increases in the value of equity investments, net gains associated with the sale of certain low income housing tax credit investments, and leveraged lease termination gains. Also contributing to the increases for both the quarter and year-to-date periods were decreases in net impairment charges related to certain operating lease assets.

NON-INTEREST EXPENSE
Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2018 vs 9/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$473	$464	$9	1.9%
Net occupancy expense	82	89	(7)	(7.9)%
Furniture and equipment expense	81	83	(2)	(2.4)%
Outside services	46	41	5	12.2%
FDIC insurance assessments	22	28	(6)	(21.4)%
Professional, legal and regulatory expenses	32	21	11	52.4%
Marketing	20	24	(4)	(16.7)%
Credit/checkcard expenses	18	13	5	38.5%
Branch consolidation, property and equipment charges	4	5	(1)	(20.0)%
Visa class B shares expense	—	4	(4)	(100.0)%
Provision (credit) for unfunded credit losses	2	(8)	10	(125.0)%
Other miscellaneous expenses	142	89	53	59.6%
	$922	$853	$69	8.1%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2018 vs. 9/30/2017
	2018	2017	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,479	$1,395	$84	6.0%
Net occupancy expense	249	257	(8)	(3.1)%
Furniture and equipment expense	243	246	(3)	(1.2)%
Outside services	141	124	17	13.7%
FDIC insurance assessments	71	81	(10)	(12.3)%
Professional, legal and regulatory expenses	92	70	22	31.4%
Marketing	71	70	1	1.4%
Credit/checkcard expenses	44	39	5	12.8%
Branch consolidation, property and equipment charges	8	13	(5)	(38.5)%
Visa class B shares expense	12	8	4	50.0%
Provision (credit) for unfunded credit losses	(3)	(10)	7	(70.0)%
Other miscellaneous expenses	310	278	32	11.5%
	$2,717	$2,571	$146	5.7%
Salaries and employee benefits—Salaries and employee benefits include salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased for the third quarter and first nine months of 2018 compared to the same periods in 2017. The primary drivers of the increases were higher severance charges, annual merit increases and higher production-based incentive expenses, partially offset by staffing reductions. Severance charges totaled $54 million and $7 million for the first nine months of 2018 and 2017, respectively. Full-time equivalent headcount from continuing operations decreased to 19,869 at September 30, 2018 from 21,391 at September 30, 2017, reflecting the impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Net occupancy expense—Net occupancy expense includes rent, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense decreased in the third quarter and the first nine months of 2018 compared to the same periods of 2017 primarily due to hurricane-related branch damage, hurricane preparedness and other storm-related charges incurred in the third quarter of 2017. Also contributing to the decreases were declines in rent expense and depreciation.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during the third quarter and the first nine months of 2018 compared to the same periods of 2017 primarily due to increased servicing costs related to point-of-sale lending through third parties and additional expenses recorded related to a new Wealth Management platform.
FDIC insurance assessments—FDIC insurance assessments decreased in the third quarter and the first nine months of 2018 compared to the same periods of 2017 as a result of higher net income, sale of troubled debt restructured loans during the first quarter of 2018, and issuances of unsecured senior bank notes during the first and third quarters of 2018.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during the third quarter and the first nine months of 2018 compared to the same periods in 2017 due to higher consulting fees related to implementation of strategic priorities and litigation-related costs.
Provision (credit) for unfunded credit losses—Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments, which can fluctuate based on the amount of outstanding commitments and the level of risk associated with those commitments. A provision for unfunded credit losses is primarily due to increased commitments, while a (credit) for unfunded credit losses is primarily due to reduced levels of estimated risk for commitments.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses and mortgage repurchase costs. Other miscellaneous expenses increased during the third quarter and the first nine months of 2018 compared to the same periods of 2017 primarily due to the contribution to Regions' charitable foundation, offset by decreased valuation charges associated with other real estate and lower non-service cost related pension and other postretirement benefits expense resulting from a settlement charge recorded in the second quarter of 2017.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended September 30, 2018 was $85 million and $138 million for the three months ended September 30, 2017, resulting in effective taxes rates of 18.7 percent and 30.8 percent, respectively. Income tax expense from continuing operations for the nine months ended September 30, 2018 was $302 million compared to income tax expense of $398 million for the same period in 2017, resulting in effective tax rates of 20.7 percent and 30.2 percent, respectively. The effective tax rate is lower in both current periods due to Tax Reform enacted in December 2017 that reduced the federal statutory rate from 35 percent to 21 percent effective January 1, 2018. The Company expects the full-year effective tax rate will be approximately 21 percent for 2018.
Many factors impact the effective tax rate including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, bank-owned life insurance, tax-exempt interest, and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At September 30, 2018, the Company reported a net deferred tax asset of $231 million compared to a net deferred tax asset of $163 million at December 31, 2017. The increase in the net deferred tax asset was primarily due to an increase in the deferred tax asset related to the unrealized losses on available for sale securities and derivative instruments, and was partially offset by an increase in the deferred tax liability related to employee benefits and a decrease in the deferred tax asset related to state net operating losses and federal tax credits.
DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. Morgan Keegan was sold on April 2, 2012.
Regions' results from discontinued operations are presented in Note 2 "Discontinued Operations" to the consolidated financial statements. The three and nine months ended September 30, 2018 income from discontinued operations included the gain associated with the transaction of $281 million ($196 million after tax).

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 85 through 88 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2018, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 13, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2018, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Transaction Type	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2018	Open Market	9,146,099	$18.48	9,146,099	$1,861,835,124
August 1-31, 2018	Open Market	21,423,230	$19.23	21,423,230	$1,449,630,759
August 1-31, 2018	Contractual Repurchase Agreement (1)	29,075,805	$18.51	29,075,805	$749,630,759
September 1-30, 2018	Open Market	—	$—	—	$749,630,759
Total 3rd Quarter(2)		59,645,134	$18.73	59,645,134	$749,630,759
_________

(1)
These shares represent the initial shares received under the terms of a contractual repurchase agreement and reflect approximately 80 percent of the total shares to be repurchased upon final settlement of the transaction.  The final number of shares repurchased is based on the volume-weighted average stock price of the Company's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the contractual repurchase agreement. On October 24, 2018, the transaction was settled and the Company received an additional 8.8 million shares at no additional cost, which have not been reflected in the table above. The average price paid per share represents the actual price paid per share based upon final settlement of the contractual repurchase agreement, inclusive of the discount. The full price paid per the contractual repurchase agreement of $700 million has been deducted from the "Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs" column.

(2)	The total average price paid per share was determined, consist with the discussion in footnote (1), by including the 8.8 million additional shares received on October 24, 2018 at no additional cost.

Regions' Board authorized a new $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the end of the second quarter of 2019. As of September 30, 2018, Regions has repurchased approximately 59.6 million shares of common stock at a total cost of $1.3 billion under this plan, which includes the 29.1 million shares initially received and full price paid of $700 million under the contractual repurchase agreement. The counterparty to the contractual repurchase agreement closed the transaction on October 24, 2018, and the Company subsequently received 8.8 million shares, at no additional cost. The Company also continued to repurchase shares on the open market under its capital plan in the fourth quarter of 2018. As of November 6, 2018, Regions had repurchased approximately 25.3 million shares of common stock at a total cost of approximately $274.5 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
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

10.1
Confirmation - Accelerated Share Repurchase Agreement, dated August 27, 2018, between registrant and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on August 27, 2018.

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

DATE: November 7, 2018	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)