Form 10-K
period 2018-12-31
REGIONS FINANCIAL CORP
filed 2019-02-22
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, $.01 par value—$19,253,215,827 as of June 30, 2018.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—1,017,718,703 shares issued and outstanding as of February 20, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 24, 2019 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ALCO - Asset/Liability Management Committee.
AOCI - Accumulated other comprehensive income.
ASC - Accounting Standards Codification.
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
CCB - Capital Conservation Buffer.
CECL - Current Expected Credit Loss Approach.
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFO - Chief Financial Officer.
CFPB - Consumer Financial Protection Bureau.
CFTC - Commodity Futures Trading Commission.
Company - Regions Financial Corporation and its subsidiaries.
COSO - Committee of Sponsoring Organizations of the Treadway Commission.
CPR - Constant (or Conditional) Prepayment Rate.
CRA - Community Reinvestment Act of 1977.
DIF - Deposit Insurance Fund.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days Past Due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EAD - Exposure at Default.
EGRRCPA - The Economic Growth, Regulatory Relief, and Consumer Protection Act.
ERI - Eligible retained income.
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
FS-ISAC - Financial Services - Information Sharing & Analysis Center.
FSOC - Federal Stability Oversight Council.
FTP - Funds Transfer Pricing.
GAAP - Generally Accepted Accounting Principles in the United States.
GDP - Gross Domestic Product.
GDPR - EU General Data Protection Regulation.
GNMA - Government National Mortgage Association.
HUD - U.S. Department of Housing and Urban Development.
IPO - Initial public offering.
IRA - Individual Retirement Account.
IRS - Internal Revenue Service.
LCR - Liquidity coverage ratio.
LGD - Loss given default.
LIBOR - London InterBank Offered Rates.
LLC - Limited Liability Company.
LTIP - Long-term incentive plan.
LTV - Loan to value.
MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Morgan Keegan - Morgan Keegan & Company, Inc.
MSAs - Metropolitan Statistical Areas.
MSR - Mortgage servicing right.
MSRB - Municipal Securities Rulemaking Board.
NAV - Net Asset Value.
NM - Not meaningful.
NPR - Notice of Public Ruling.

NSFR - Net stable funding ratio.
NYSE - New York Stock Exchange.
OAS - Option-Adjusted Spread.
OCC - Office of the Comptroller of the Currency.
OCI - Other comprehensive income.
OFAC - U.S. Treasury Department - Office of Foreign Assets Control.
OIS - Overnight Indexed Swap.
OLA - Orderly Liquidation Authority.
OTTI - Other-than-temporary impairment.
PD - Probability of default.
Raymond James - Raymond James Financial, Inc.
Regions Securities - Regions Securities LLC.
SBIC - Small Business Investment Companies.
SCB - Stress capital buffer.
SEC - U.S. Securities and Exchange Commission.
SERP - Supplemental Executive Retirement Plan.
SLB - Stress leverage buffer.
SOFR - Secured Overnight Funding Rate.
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

•
The effect of changes in tax laws, including the effect of Tax Reform and any future interpretations of or amendments to Tax Reform, which may impact our earnings, capital ratios and our ability to return capital to stockholders.

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

•
The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes, and environmental damage, which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change.

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

•
Possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans.

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

•
Changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect our financial statements and how we report those results, and expectations and preliminary analyses relating to how such changes will affect our financial results could prove incorrect.

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

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama that operates in the South, Midwest and Texas. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, trust services, merger and acquisition advisory services, and other specialty financing. At December 31, 2018, Regions had total consolidated assets of approximately $125.7 billion, total consolidated deposits of approximately $94.5 billion and total consolidated stockholders’ equity of approximately $15.1 billion.
Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2018, Regions operated 1,952 ATMs and 1,454 total branch outlets across the South, Midwest and Texas.
The following chart depicts the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	307
Tennessee	220
Alabama	211
Mississippi	126
Georgia	116
Louisiana	99
Arkansas	82
Texas	80
Missouri	64
Indiana	52
Illinois	48
South Carolina	23
Kentucky	11
Iowa	8
North Carolina	7
Total	1,454

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
Regions Affordable Housing LLC is a wholly-owned subsidiary of Regions Bank headquartered in Great Neck, New York, and engages in low income housing tax credit corporate fund syndication and asset management.

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
We are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock and depository shares representing our outstanding preferred stock are each listed on the NYSE. Consequently, we are also subject to the NYSE’s rules for listed companies.
 Under Section 165 of the Dodd-Frank Act, as amended by EGRRCPA, which was signed into law on May 24, 2018, U.S. BHCs with total consolidated assets of $100 billion or more but less than $250 billion, including Regions, are currently subject to enhanced prudential standards. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the FSOC has determined would pose a grave threat to systemic financial stability were they to fail such limits. In general, EGRRCPA increased the statutory asset threshold above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion. Although EGRRCPA’s increased asset threshold took effect immediately for BHCs with total consolidated assets less than $100 billion, the increased asset threshold for BHCs with total consolidated assets of $100 billion or more but less than $250 billion, including Regions, generally will become effective 18 months after the date of enactment (that is, November 2019). The Federal Reserve is authorized, however, during that 18-month period to exempt, by order, any BHC with assets between $100 billion and $250 billion from any enhanced prudential standard requirement. The Federal Reserve is also authorized to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA, if the Federal Reserve determines that such action is appropriate to address risks to financial stability and promote safety and soundness, taking into consideration certain factors including the BHC’s capital structure, riskiness, complexity, financial activities (including financial activities of subsidiaries), size, and any other risk-related factors that the Federal Reserve deems appropriate. BHCs with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act’s enhanced prudential standards requirements.
In October 2018, pursuant to the discretion afforded them with respect to BHCs with assets between $100 billion and $250 billion, the Federal Reserve and the other Federal bank regulators proposed rules that would tailor the application of the enhanced prudential standards to BHCs and depository institutions per the EGRRCPA amendments (the “Tailoring NPRs”). The Tailoring NPRs would assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five risk-based indicators: (1) cross-jurisdictional activity, (2) weighted short-term wholesale funding, (3) non-bank assets, (4) off-balance sheet exposure, and (5) status as a U.S. global systemically important BHC (“G-SIB”). Under the Tailoring NPRs, Category IV standards would apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III.
The Federal Reserve staff indicated in connection with the Tailoring NPRs the firms that would fall into each of the four Categories based on data for the second quarter of 2018. According to the Federal Reserve’s projections, Regions (and, pursuant to the proposed rules, its depository institution subsidiary, Regions Bank) would be a “Category IV” firm under each of the Tailoring NPRs, although the thresholds for each of the four categories could change in the final rules. Firms that would be subject to Category IV standards, such as Regions and Regions Bank, would generally be subject to the same capital and liquidity requirements as firms with less than $100 billion in total consolidated assets, but would also be required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring NPRs, Category IV firms would, among other things, (1) no longer be subject to any LCR or proposed NSFR requirement, (2) no longer be subject to company-run capital stress testing requirements and (3) become subject to supervisory capital stress testing on a biennial instead of annual basis. The Tailoring NPRs are subject to modification through the federal rulemaking process in accordance with the Administrative Procedures Act. A chart summarizing key elements of the capital, liquidity and enhanced prudential standards requirements applicable to Regions should the Tailoring NPRs be adopted is included immediately below, and elements of the Tailoring NPRs are discussed in further detail throughout this section.

Application under Tailoring NPRs of Certain Enhanced Prudential Standards, Capital and Liquidity Requirements to Regions
	Current	Assuming Adoption of Tailoring NPR and Assignment to Category IV
CAPITAL
Stress Testing: Company-Run (DFAST)	✓ (Annual)	✗
Stress Testing: Supervisory	✓ (Annual)	✓ (Two-Year Cycle)
CCAR: Quantitative†	✓ (Annual)	✓ (Two-Year Cycle)
Annual Capital Plan Submission†	✓	✓
Opt-Out of AOCI Capital Impact	✓	✓
Generally Applicable Leverage Ratio	✓	✓
LIQUIDITY
LCR	✓ (Modified)	✗
NSFR (Proposed)	✓ (Modified)	✗
Liquidity Stress Tests	✓ (Monthly)	✓ (Quarterly)
Liquidity Risk Management	✓	✓
Liquidity Buffer	✓	✓
FR 2052a Reporting	✓ (Monthly)	✓ (Monthly)
CERTAIN OTHER ENHANCED PRUDENTIAL STANDARDS
Risk Committee	✓	✓
Risk Management	✓	✓
†    The Tailoring NPR does not amend the Federal Reserve’s capital plan rule, but the Federal Reserve indicated that it expects to release a future proposal to do so, consistent with the changes to its stress testing rules.
Pursuant to the Dodd-Frank Act, as amended by EGRRCPA, BHCs with total consolidated assets of $100 billion or more, such as Regions, are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. Regions submitted its most recent resolution plan to these agencies in December 2017 and Regions Bank submitted its most recent resolution plan in June 2018. If the Federal Reserve and the FDIC determine that these plans are not credible and we do not cure the deficiencies, the Federal Reserve and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Company or Regions Bank or may jointly order the Company or Regions Bank to divest assets or operations to facilitate an orderly resolution in the event of failure. Currently, Regions is required to submit a resolution plan by December 31, 2019, and Regions Bank will not be required to submit a resolution plan before July 1, 2020; however, in connection with the release of the Tailoring NPRs, the Federal Reserve noted that it expects to release a separate proposal to amend, with the FDIC, their joint resolution plan rule to address the applicability of resolution plan requirements for U.S. BHCs with between $100 billion and $250 billion in total consolidated assets, including Regions, and to adjust the scope and applicability of resolution plan requirements for firms that remain subject to them.
The ultimate benefits or consequences of EGRRCPA and the Tailoring NPRs on Regions, Regions Bank and their respective subsidiaries and activities will be subject to the final form of the Tailoring NPRs and additional rulemakings issued by the Federal Reserve and other federal regulators. Regions cannot predict future changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material impact on Regions’ business, financial condition or results of operations. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
On February 5, 2019 the Federal Reserve provided relief to BHCs with assets between $100 billion and $250 billion, including Regions, in the form of a one-year extension to the requirement to submit a capital plan to the Federal Reserve. Thus, Regions must submit a capital plan to the Federal Reserve by April 5, 2020, rather than April 5, 2019. In addition, Regions is not subject to the supervisory capital stress testing or the company-run capital stress testing requirements for 2019. However, Regions is still required to maintain a capital plan that is reviewed and approved by Regions’ Board of Directors. Furthermore, while Regions is not required to submit a full capital plan to the Federal Reserve in 2019, the Company is required to submit its planned capital actions for the period between July 1, 2019 and June 30, 2020. The Federal Reserve has announced that for the period from July 1, 2019 through June 30, 2020, Regions, like other firms granted an extension, is approved to make capital distributions up to the amount that would have allowed the firm to remain above all minimum capital requirements in CCAR 2018, adjusted for any changes in Regions’ regulatory capital ratios since the Federal Reserve acted on Regions’ 2018 capital plan.
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
Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework.
The Basel III-based U.S. capital rules, among other things, impose a capital measure called Common Equity Tier 1 Capital, or CET1 capital, to which most deductions/adjustments to regulatory capital measures must be made. In addition, the Basel III-based U.S. capital rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain specified requirements.
Under the U.S. Basel III-based capital rules, the minimum capital ratios are:

•	4.5% CET1 capital to risk-weighted assets;

•	6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to risk-weighted assets;

•	8.0% total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and

•	4.0% tier 1 capital to total average consolidated assets as defined under U.S. Basel III Standardized approach (known as the “leverage ratio”).
The U.S. capital rules also impose a capital conservation buffer (“CCB”) on top of the three minimum risk-weighted asset ratios listed above. As of January 1, 2019, the CCB has been fully phased-in and is 2.5%. Banking institutions that fail to meet the effective minimum ratios once the CCB is taken into account (that is, 7.0% for CET1 capital to risk-weighted assets, 8.5% for tier 1 capital to risk-weighted assets and 10.5% for total capital to risk-weighted assets) will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). On April 10, 2018, the Federal Reserve issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of firms’ capital plans with the CCB requirement. Details of this proposal are discussed under “- Comprehensive Capital Analysis and Review and Stress Testing” below. Although the proposal, if adopted, would change the way in which the minimum ratios are calculated, firms would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.
For more information, see the “Regulatory Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Leverage Requirements
BHCs and banks are also required to comply with minimum leverage capital requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated average tangible assets (as defined for regulatory purposes), called the “leverage ratio,” of 4.0% for all BHCs.
Liquidity Requirements
Liquidity risk management and supervision have become increasingly important since the financial crisis. In addition to the liquidity buffer requirement, Regions is currently subject to the federal banking agencies’ rules implementing Basel III’s LCR, which is designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets under an acute 30-day liquidity stress scenario. The LCR rule, following the threshold amendments under EGRRCPA, currently applies in a modified, less stringent, form to BHCs, such as Regions, having $100 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. Since January 1, 2017, the rule has been fully phased-in. Regions is required to calculate its LCR on a monthly basis. If a covered company fails to meet the required LCR, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. In December 2016, the Federal Reserve issued a final rule that requires BHCs currently subject to the LCR rule, such as Regions, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR beginning with the fourth quarter of 2018 for modified LCR BHCs such as Regions. At December 31, 2018, Regions’ LCR was above the minimum requirement. As noted above, under the Tailoring NPRs, Category IV firms, including Regions, would no longer be subject to any LCR requirement.
In addition to LCR, the Basel III framework also included a second standard, referred to as the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the U.S. banking regulators issued a proposed rule to implement the NSFR for large U.S. banking organizations. Under the 2016 proposal, BHCs with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as Regions, would have been subject to a less stringent modified NSFR requirement. As proposed, the NSFR rule would have taken effect on January 1, 2018; however, the U.S. banking regulators have not issued the final rule. As noted above, under the Tailoring NPRs, Category IV firms, including Regions, would no longer be subject to any NSFR requirement.
Under the Tailoring NPRs, Category IV firms, including Regions, would remain subject to liquidity risk management requirements, but these requirements would be tailored such that these firms would be required to: (i) calculate collateral positions monthly, as opposed to weekly as is currently required; (ii) establish a more limited set of liquidity risk limits than are currently required; and (iii) monitor fewer elements of intraday liquidity risk exposures than are currently monitored. These firms would also be subject to liquidity stress testing quarterly, rather than monthly, and would be required to report liquidity data on the FR 2052a on a monthly basis. The liquidity buffer requirements for these firms would not change.

Comprehensive Capital Analysis and Review and Stress Testing
The Federal Reserve currently conducts annual analyses of BHCs with at least $100 billion in total consolidated assets to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in baseline, adverse and severely adverse economic conditions (although, in light of EGRRCPA’s eliminating the statutory requirement for the adverse scenario, on January 8, 2019, the Federal Reserve proposed amendments to its stress testing rules that would, among other things, eliminate the adverse scenario). Regions is also currently required to conduct its own semi-annual stress analysis to assess the potential impact on Regions of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. Under the Tailoring NPRs, Category IV firms, including Regions, would be subject to supervisory stress testing every other year, rather than annually, and would no longer be subject to company-run stress testing requirements, but would remain subject to the quantitative review of their capital plans under CCAR, to required capital plan submissions, and to the FR Y-14 reporting requirements.
U.S. BHCs with total consolidated assets of $100 billion or more, such as Regions, must develop and maintain a capital plan, and must submit the capital plan to the Federal Reserve as part of the Federal Reserve’s CCAR process. The CCAR process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. In connection with the release of the Tailoring NPRs, the Federal Reserve noted that it expects to revise its guidance relating to capital planning to align with the proposed categories of standards set forth in the Tailoring NPRs, and the impact of the future proposal on Regions and its capital planning process will depend on the final form of the Federal Reserve’s revised guidance.
As noted above, on April 10, 2018, the Federal Reserve issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of CCAR with the CCB requirement. If adopted, the proposal would replace the current static 2.5% CCB with a SCB requirement. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s supervisory stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a SLB requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio. In addition, the proposal would eliminate the quantitative objection provisions of CCAR but would require a BHC to reduce its planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHC’s own baseline scenario projections. The Federal Reserve has stated that it intends to propose revisions to the stress buffer requirements that would be applicable to Category IV BHCs to align with the proposed two-year supervisory stress testing cycle for Category IV BHCs.
In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve's non-objection to our capital plan. Should the Federal Reserve object to a capital plan, a BHC may not make any capital distribution other than those capital distributions to which the Federal Reserve has indicated its non-objection in writing. As a result of a final rule adopted by the Federal Reserve in January 2017, beginning with the 2017 CCAR cycle, the Federal Reserve may no longer object on the basis of qualitative criteria to capital plans submitted by BHCs that have total consolidated assets of at least $50 billion but less than $250 billion, non-bank assets of less than $75 billion, and that are not U.S. global-systemically important banks, such as Regions. Our annual capital planning submission is currently due by April 5th and the Federal Reserve will publish the results of its supervisory CCAR review of our capital plan by June 30th of each year. As noted above, the Tailoring NPR, which would change the supervisory stress testing cycle from annual to biennial, would not similarly amend the Federal Reserve’s capital plan rule, but the Federal Reserve indicated that it expects to release a future proposal to do so.
Safety and Soundness Standards
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2018, both Regions and Regions Bank were well-capitalized.
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
Deposit Insurance Assessments. Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions that have more than $10 billion in assets, such as Regions Bank, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the deposit insurance fund if such a failure occurs, based primarily on the difference between the institution’s average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Regions Bank, after accounting for potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.
The FDIA established a minimum ratio of the DIF to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. Beginning July 1, 2016, the FDIC imposed a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as Regions Bank, that continued through September 30, 2018, when the reserve ratio of the DIF first reached 1.36%, exceeding the future statutorily required minimum of 1.35%. Because the statutory minimum was reached, the surcharge no longer applies. The surcharge was enacted to continue through the earlier of the quarter that the DIF first reaches or exceeds 1.35% or December 31, 2018. During 2018, the DIF reached the 1.35% minimum and the surcharge was discontinued beginning with the fourth quarter of 2018 assessment. During 2018, Regions Bank’s total FDIC insurance assessments and surcharge were $85 million, a $23 million decrease from 2017. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will increase deposit insurance assessment levels in the future.
For more information, see the “FDIC Insurance Assessments” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Acquisitions
The BHC Act requires every BHC to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (iii) it may merge or consolidate with any other BHC. FHCs with consolidated assets exceeding $50 billion must obtain prior approval from the Federal Reserve before acquiring certain non-bank financial companies with assets exceeding $10 billion. FHCs seeking approval to complete an acquisition must be well-capitalized and well-managed. Currently, BHCs with consolidated assets exceeding $50 billion must also provide prior written notice to the Federal Reserve before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. EGRRCPA amended this requirement to apply only to BHCs with consolidated assets exceeding $250 billion, effective November 24, 2019.
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

Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be considered an investment company for purposes of the Volcker Rule. The final rules implementing the Volcker Rule also require that large BHCs, such as Regions, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention. In July 2018, the Federal Reserve, OCC, FDIC, CFTC and SEC issued a notice of proposed rulemaking intended to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards.
Consumer Protection Laws
We are subject to a number of federal and state consumer protection laws, including laws designed to protect customers and promote lending to various sectors of the economy and population. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and their respective state law counterparts.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.
Community Reinvestment Act
Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment is part of the Federal Reserve’s consideration of applications by a bank or BHC to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a BHC applicant, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant BHC, and such records may be the basis for denying the application. In April 2018, the U.S. Department of Treasury issued a memorandum to the Federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
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
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking subsidiary has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
In May 2016, FinCEN, which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation, issued final rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions, and financial institutions that are subject to these final rules, including Regions, were required to comply by May 2018. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
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

Competition
All aspects of our business are highly competitive. Our subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. We expect competition to remain intense among financial services companies given the relatively low interest rate and slower economic environment relative to past economic cycles. Also, future changes in monetary policy , coupled with post-crisis regulatory requirements, may increase competition for certain deposit products.
Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Employees
As of December 31, 2018, Regions and its subsidiaries had 19,969 full-time equivalent employees.
Available Information
We maintain a website at www.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These documents are also available, free of charge, on the SEC's website at www.sec.gov. Also available on our website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy Summary, and (v) the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Risk Committee.

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
We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, merger-and-acquisition advisory services and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions generally or specifically in the Southeastern U.S., the principal markets in which we conduct business. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:

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
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2018 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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
A significant portion of our operations is located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, in recent years, a number of severe Atlantic Ocean hurricanes impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as oil spills, could have similar effects.
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
As discussed in greater detail below, Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, is effective January 1, 2020, and will substantially change the accounting for credit losses on loans and other financial assets. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. The adoption of the standard may result in an overall material increase in the allowance for credit losses. However, the impact at adoption will be influenced by the portfolios' composition and quality at the adoption date as well as economic conditions and forecasts at that time.
Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2018, consumer residential real estate loans represented approximately 28.3% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2018, approximately 7.7% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $9.3 billion home equity portfolio at December 31, 2018, approximately $5.9 billion were home equity lines of credit and $3.4 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2018, approximately $3.1 billion of our home equity lines and loans were in a second lien position.
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
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to remain intense among financial services companies given the relatively low interest rate and slower economic environment relative to past economic cycles. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of marketplace lenders and other technological financial services companies have grown significantly over recent years and is expected to continue growing, including further entry into offering traditional banking products and the possibility of obtaining bank or bank-like charters, such as the OCC’s fintech charter.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through actions such as quantitative easing or tightening, and the market's expectations for future inflation, growth and other economic considerations. The level of net interest income and other financing income is, therefore, influenced by the overall level of interest rates along with the shape of the yield curve. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and other financing income may decline.

Our net interest income and other financing income would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. Interest rates remain low by historical standards; however, while still low relative to historical standards, increases in short term and long term interest rates since December 2015 have contributed to growth in net interest income and other financing income and the net interest margin.
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
Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the FCA announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.
Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans, extend beyond 2021. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on these various products and contracts.
Any future reductions in our credit ratings may increase our funding costs and place limitations on business activities related to providing credit support to customers.
The major ratings agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade Regions, Regions Bank or both in the future. Additionally, ratings agencies may also make substantial changes to their ratings policies and practices, which may affect our credit ratings. In the future, changes to existing ratings guidelines and new ratings guidelines may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.
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
As of December 31, 2018, we had $4.8 billion of goodwill and $115 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist of core deposit intangibles, purchased credit card relationship assets, and the DUS license. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.
As of December 31, 2018, Regions had approximately $20 million in net deferred tax assets (net of valuation allowance of $30 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2018 (except for $30 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates.
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
Our success depends, in part, on our executive officers and other key personnel. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel, in particular as we are more often competing for personnel with financial technology providers and other less regulated entities who may not have the same limitations on compensation as we do. For a discussion of proposed rules that may impact our compensation practices, see the “Supervision and Regulation-Compensation Practices” section of Item 1. “Business” of this Annual Report on Form 10-K.
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
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements than we currently have. Further, financial technology providers, who invest substantial resources in developing and designing new technology (in particular digital and mobile technology), are beginning to offer more traditional banking products (either directly or through bank partnerships) and may in the future be able to provide additional services by obtaining a bank-like charter, such as the OCC’s fintech charter. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.
We are subject to a variety of operational risks, including the risk of fraud or theft by employees, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including business continuity, process, third party, information technology, human resource, model, and fraud risks. Regions’ fraud risks include fraud committed by external parties against the Company or its customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover may increase as a result of customers’ account or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers and highly-skilled management and employees is impacted by our reputation. A negative public opinion of us and our business can result from any number of activities, including our lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by our regulators or by community organizations in response to these activities. Significant harm to our reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. In particular, a cybersecurity event impacting us or our customers' data could have a negative impact on our reputation and customer confidence in Regions and its cybersecurity. Damage to our reputation could also adversely affect our credit ratings and access to the capital markets.
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
Information security risks for large financial institutions, such as Regions, have increased significantly in recent years in part because of the proliferation of Internet and mobile banking and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. This increase is expected to continue and further intensify.

Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack or information security breach, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. We also have insurance coverage that may, subject to policy terms and conditions, cover certain losses associated with cyber-attacks or information security breaches, but it may be insufficient to cover all losses from any such attack or breach. Additionally, cyber-attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including Regions. Although these past events have not resulted in a breach of Regions’ client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. We may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a cyber-attack or information security breach that impacts us. In addition, our third-party service providers may be unable to identify vulnerabilities in their systems or, once identified, be unable to promptly provide required patches. Further, even if provided, such patches may not fully remediate any vulnerability or may be difficult for Regions to implement. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These criminals may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems.
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, civil litigation, penalties or intervention, reputational damage, reimbursement or other compensation costs, remediation costs, additional cybersecurity protection costs, increased insurance premiums and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition. We could also be adversely affected if we lost access to information or services from a third-party service provider as a result of a security breach, system or operational failure or disruption affecting the third-party service provider. For a more detailed discussion of these risks and specific occurrences, see the “Information Security Risk” section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations, such as those modeled after GDPR, are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. In addition, our businesses are increasingly subject to laws and regulations relating to privacy, surveillance, encryption and data use in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures, and to monetary penalties for breach of such laws and regulations.
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
In 2018, we sold 45.6% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
In addition, we must report as held for sale any loans that we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may, therefore, be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. Management must exercise its judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could adversely affect our financial condition and results of operations. Reclassifying loans from held for investment to held for sale also requires that the affected loans be marked to the lower of cost or fair value. As a result, any loans classified as held for sale may be adversely affected by changes in interest rates and by changes in the borrower’s creditworthiness. We may be required to reduce the value of any loans we mark held for sale, which could adversely affect our results of operations.
A downgrade or potential downgrade of the U.S. Government’s sovereign credit rating by one or more credit ratings agencies, and developments in international trade, could adversely affect our business.
Future uncertainty over U.S. fiscal policy could result in a downgrade or a reduction in the outlook of the U.S. long-term sovereign credit rating by one or more credit ratings agencies. Any downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook could adversely affect global financial markets and economic conditions and may result in, among other things, increased volatility and illiquidity in the capital markets, declines in consumer confidence, increased unemployment levels and declines in the value of U.S. Treasury securities and securities guaranteed by the U.S. government. As a result, our business, liquidity, results of operations and financial conditions may be adversely affected. Additionally, the economic conditions resulting from any such downgrade or perceived future downgrade may significantly exacerbate the other risks we face. In addition, unfavorable or uncertain economic and market conditions can be caused by the imposition of tariffs or other limitations on international trade and travel, which can result in market volatility, negatively impact client activity, and adversely affect our businesses.
Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company’s critical accounting estimates include: the allowance for credit losses; fair value measurements; intangible assets; residential MSRs; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; or significantly increase our accrued income taxes. Any of these actions could adversely affect our reported financial condition and results of operations.
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
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, that will, effective January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this upcoming change to the allowance measurement and subsequent concerns related to the impact on capital and capital planning. The rule provides an optional three-year phase-in period for the day-one adverse regulatory capital impact upon adoption of the standard. The impact of this final rule on Regions and Regions Bank will depend on whether we elect to phase in the impact of the standard over a three-year period. The adoption of the standard may result in an overall material increase in the allowance for credit losses. However, the impact at adoption will be influenced by the portfolios' composition and quality at the adoption date as well as economic conditions and forecasts at that time. It is also possible that Regions’ ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
Risks Arising From the Legal and Regulatory Framework in which Our Business Operates
We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities (including subpoenas, requests for information and investigations related to the activities of our customers). Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters or sales practices, have increased substantially and are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.
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
In April 2012, Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2018, the carrying value of the indemnification obligation is immaterial and reflects an estimate of liability; however, actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our financial condition or results of operations.
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
Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Changes to the legal and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act and EGRRCPA, have significantly revised the laws and regulations under which we operate. Although EGRRCPA contained limited amendments to the Dodd-Frank Act and certain other post-financial crisis regulatory requirements, rules to implement the changes have yet to be finalized, and the final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remain uncertain. Regulations and laws may be modified or repealed at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries.
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
In particular, the capital adequacy and liquidity guidelines applicable to Regions and Regions Bank under the currently applicable Basel III Rules require Regions to satisfy additional, more stringent capital adequacy and liquidity standards than in the past. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity. In addition, Basel IV significantly revises the Basel capital framework, and the impact on us will depend on the manner in which the revisions are implemented in the U.S. with respect to firms such as Regions and Regions Bank.
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
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of assessments we will be required to pay for FDIC insurance. The FDIC may require us to pay higher FDIC assessments than we currently do or may charge additional special assessments or future prepayments if, for example, there are financial institution failures in the future. Any increase in deposit assessments or special assessments may adversely affect our business, financial condition or results of operations. See the “Supervision and Regulation-Deposit Insurance” discussion within Item 1. “Business” and the “Non-Interest Expense” discussion within Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to Regions Bank.
Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
The Federal Reserve conducts an annual stress analysis of Regions to evaluate our ability to absorb losses in three economic and financial scenarios generated by the Federal Reserve, including base, adverse and severely adverse economic and financial scenarios (although, in light of EGRRCPA’s eliminating the statutory requirement for the adverse scenario, on January 8, 2019, the Federal Reserve proposed amendments to its stress testing rules that would, among other things, eliminate the adverse scenario). The rules also require us to conduct our own semi-annual stress analysis to assess the potential impact on Regions of the scenarios used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is released publicly and contains information and results specific to BHCs. The rules also currently require us to disclose publicly a summary of the results of our semi-annual stress analyses, and Regions Bank’s annual stress analyses, under the severely adverse scenario.
Although the stress tests are not meant to assess our current condition or outlook, our customers may misinterpret and adversely react to the results of these stress tests despite the strength of our financial condition. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities.

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
Certain elements of these stress testing and capital planning requirements may be eased in the future consistent with recently issued and anticipated proposals by the Federal banking agencies following the enactment of EGRRCPA. However, the ultimate timing and implementation of such relief is unclear and therefore we expect to remain subject to these standards in the near term.
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2018, Regions’ total liabilities were approximately $110.6 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our total capital ratio or the total capital ratio of Regions Bank falls below the required minimums, we or Regions

Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2018, our subsidiaries’ total deposits and borrowings were approximately $107.3 billion.
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
We are also subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that BHCs should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve may closely scrutinize any dividend payout ratios exceeding 30% of after-tax net income. Additionally, we are currently required to submit annual capital plans to the Federal Reserve for review before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is objected to for any reason, our ability to declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock. Certain elements of these capital planning requirements may be eased in the future consistent with recently issued and anticipated proposals by the Federal banking agencies following the enactment of EGRRCPA and the proposed Stress Capital Buffer framework. However, the ultimate timing and implementation of such relief is unclear and therefore we expect to remain subject to these standards in the near term.
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
At December 31, 2018, Regions Bank, Regions’ banking subsidiary, operated 1,454 banking offices. At December 31, 2018, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 20, 2019, there were 41,998 holders of record of Regions common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2018, are set forth in Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
In connection with Regions' acquisition of BlackArch Partners LLC ("BlackArch") on October 20, 2015, Regions issued 831,766 shares of Regions common stock to the former owners of BlackArch as partial consideration for the acquisition. The shares issued in the transaction are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Pursuant to contingent payment provisions in the purchase agreement, if certain conditions are met, Regions will issue up to 1,528,234 additional shares of Regions common stock to the former owners of BlackArch over the four-year period following the acquisition. During 2018 and 2017, an additional 98,951 shares and 134,837 shares were issued, respectively, leaving 1,097,455 additional shares to be potentially issued. Each of the former owners of BlackArch are accredited investors and no underwriters or placement agents were involved in connection with issuance of Regions common stock.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1—31, 2018	11,599,010	$16.32	11,599,010	$560,149,190
November 1—30, 2018	10,400,170	$17.33	10,400,170	$379,800,363
December 1—31, 2018	—	$—	—	$—
Total 4th Quarter	21,999,180	$16.80	21,999,180	$379,800,363
Regions' Board authorized, effective June 28, 2018, a new $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the end of the second quarter of 2019. As of December 31, 2018, Regions has repurchased approximately 90.4 million shares of common stock at a total cost of $1.7 billion under this plan. The Company also continued to repurchase shares on the open market under its capital plan in the first quarter of 2019. As of February 21, 2019, Regions had repurchased approximately 7.4 million additional shares of common stock at a total cost of approximately $114.0 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.

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

	Cumulative Total Return
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Regions	$100.00	$108.63	$101.11	$155.10	$190.70	$151.47
S&P 500 Index	100.00	113.68	115.24	129.02	157.17	150.27
S&P 500 Banks Index	100.00	115.51	116.49	144.81	177.47	148.30

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
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2018 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
2018 Results
Regions reported net income from continuing operations available to common shareholders of $1.5 billion, or $1.36 per diluted share, in 2018 compared to net income available to common shareholders from continuing operations of $1.2 billion, or $0.98 per diluted share, in 2017.
Net interest income and other financing income (taxable-equivalent basis) totaled $3.8 billion in 2018 compared to $3.6 billion in 2017. The net interest margin (taxable-equivalent basis) was 3.50 percent in 2018, reflecting an 18 basis point increase from 2017 primarily due to increases in yields on earning assets, particularly loans, exceeding the increase in total funding costs.
The provision for loan losses totaled $229 million in 2018 compared to $150 million in 2017. This increase was primarily a result of increased loan balances and slowing credit improvement as compared to 2017. The increase was partially offset by the release of the Company's $40 million hurricane-specific loan loss allowance associated with certain 2017 hurricanes, as well as a $16 million net reduction to the provision for loan losses in the first quarter of 2018 associated with the sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans. The provision for loan losses was less than net charge-offs by $94 million in 2018, which also included the impact of broad-based improvements in non-performing and criticized loans. Net charge-offs were 0.40 percent of average loans in 2018, compared to 0.38 percent in 2017.
Non-interest income from continuing operations was $2.0 billion in both 2018 and 2017. While total non-interest income from continuing operations was consistent between years, there were increases in service charges on deposit accounts, card and ATM fees, capital markets income, investment services fee income, and other miscellaneous income. These increases were partially offset by decreases in mortgage income and income from bank-owned life insurance, lower net securities gains, and losses from market value adjustments on employee benefit assets. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Non-interest expense from continuing operations was $3.6 billion in 2018 and $3.5 billion in 2017. The increase was driven primarily by increases in salaries and employee benefits, outside services, professional, legal and regulatory expenses, as well as a reduction in the credit for unfunded credit losses. These increases were partially offset by decreases in FDIC insurance assessments, branch consolidation, property and equipment charges, and Visa class B shares expense. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduced the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. This was the primary contributor to reducing Regions' effective tax rate from 33.3 percent in 2017 to 19.8 percent in 2018.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018, and generated an after-tax gain of $196 million. A discussion of activity within discontinued operations is included at the end of "Operating Results" in the MD&A section of this report.
For more information, refer to the following additional sections within this Form 10-K:

•	"Operating Results" section of MD&A

•	“Net Interest Income and Other Financing Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A

•	“Interest Rate Risk” discussion within “Risk Management” section of MD&A
Capital
Capital Actions
As part of its 2018 CCAR submission, Regions' proposed capital plan included increasing its quarterly common stock dividend from $0.09 per share to $0.14 per share beginning in the third quarter of 2018 and the execution of up to $2.031 billion in common share repurchases. The 2018 capital plan covers the period from the third quarter of 2018 through the second quarter of 2019. As of December 31, 2018, Regions had repurchased approximately 90.4 million shares of common stock at a total cost of approximately

$1.7 billion under this plan. The Federal Reserve did not object to the capital plan. The Company continued to repurchase shares under this plan into the first quarter of 2019.
For more information, refer to the following additional sections within this Form 10-K:

•	“Stockholders’ Equity” discussion in MD&A

•	Note 15 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank and, as such, began transitioning to the Basel III Rules in January 2015 subject to a phase-in period through January 2019, which has been extended. When fully phased in, the Basel III Rules will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Proposals from the federal banking agencies may revise the capital treatment of certain assets and may extend the current transitional treatment. The Basel III Rules maintained the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2018, Regions’ Basel III Tier 1 capital and Total capital ratios were estimated to be 10.68% and 12.46%, respectively.
The Basel III Rules also officially defined CET1. Regions' Basel III CET1 ratio at December 31, 2018 was estimated to be 9.90%. Regions estimates its fully phased-in CET1 ratio (non-GAAP) at December 31, 2018 to be 9.83%.
For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	Table 2 - “GAAP to Non-GAAP reconciliation” in MD&A

•	"Regulatory Requirements" section of MD&A

•	Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements
Loan Portfolio and Credit
During 2018, total loans increased by $3.2 billion or 4.0 percent compared to 2017. Loan balances increased year-over-year in all three portfolio segments. The commercial portfolio segment increase was driven primarily by a $3.2 billion increase in the commercial and industrial loan portfolio class. The growth in the commercial portfolio was broad-based, with the energy and financial services portfolio classes experiencing the largest increases compared to 2017. The investor real estate portfolio segment increase was driven by a $588 million increase in commercial investor real estate mortgage loans. This increase was the result of growth in term real estate lending, as well as a reclassification in December 2018 of approximately $345 million of senior housing loans into the investor real estate portfolio from the owner-occupied commercial real estate mortgage portfolio. The $28 million increase in the consumer portfolio segment was due primarily to increases in indirect-other consumer loans due to continued growth in point-of-sale initiatives, as well as growth in residential first mortgage loans. These increases were partially offset by decreases in home equity loans as a result of continued payoffs and paydowns and indirect-vehicle loans reflecting the termination of a third-party arrangement in 2016.
The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. Improvement in overall economic conditions continued in 2018, with demand for bank lending increasing during the second half of the year. The economic growth trends resulted in higher market interest rates during the year. These factors contributed to balance sheet growth for Regions, and provided Regions’ customers with the ability to optimize liquidity through the use of cash for higher earning investment opportunities. Labor market and housing market conditions continued to progress at a steady pace over the course of 2018. Overall, current economic momentum is expected to slow modestly in 2019. Management’s expectation for 2019 adjusted average loan growth is in the low single digits consistent with the GDP forecast.
Net charge-offs totaled $323 million, or 0.40 percent of average loans, in 2018, compared to $307 million, or 0.38 percent in 2017, reflecting some large-dollar commercial loan charge-offs within the energy, healthcare and restaurant, accommodation and lodging sectors, as well as an increase associated with growth in indirect-other consumer loans. Total non-accrual loans, past due loans, troubled debt restructurings, and criticized commercial and investor real estate loans decreased year-over-year. The decrease was driven primarily by payoffs and paydowns of criticized commercial loans, as well as improved risk ratings in the commercial loan portfolio. The allowance for loan losses was 1.01 percent of total loans, net of unearned income at December 31, 2018, a decrease from 1.17 percent at December 31, 2017. The coverage ratio of allowance for loan losses to non-performing loans was 169% at December 31, 2018, compared to 144% at December 31, 2017.
For more information, refer to the following additional sections within this Form 10-K:

•	Adjusted Average Balances of Loans within the "Table 2 - GAAP-to-Non-GAAP Reconciliation"

•	"Portfolio Characteristics" section of MD&A

•	“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A

•	“Provision for Loan Losses” discussion within the “Operating Results” section of MD&A

•	“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A

•	Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements

•	Note 5 "Loans" to the consolidated financial statements

•	Note 6 “Allowance for Credit Losses” to the consolidated financial statements
Liquidity
At the end of 2018, Regions Bank had $1.5 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 88 percent. Cash and cash equivalents at the parent company totaled $1.9 billion. Regions' liquidity policy related to minimum holding company cash requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million.
At December 31, 2018, the Company’s borrowing capacity with the Federal Reserve was $19.0 billion based on available collateral. Borrowing availability with the FHLB was $8.7 billion based on available collateral at the same date. The Company has approximately $16.6 billion of unencumbered liquid securities available for pledging. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $5 billion in aggregate principal amount of bank notes outstanding at any one time.
A minimum LCR requirement exists for certain large BHCs, savings and loan holding companies and depository institutions, and a less stringent LCR requirement (the "modified LCR") exists for other banking organizations, such as Regions, with $50 billion or more in total consolidated assets. The regulatory agencies finalized a rule that requires quarterly public disclosures of certain LCR measures beginning with results from the fourth quarter of 2018. At December 31, 2018, the Company was fully compliant with the LCR requirements.
For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	“Short-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Long-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Regulatory Requirements” section of MD&A

•	“Liquidity Risk” discussion within the “Risk Management” section of MD&A

•	Note 12 “Short-Term Borrowings” to the consolidated financial statements

•	Note 13 “Long-Term Borrowings” to the consolidated financial statements
2019 Expectations
Selected management expectations for 2019 are noted below:

•	Full year adjusted average loan growth in the low single digits, compared to 2018 adjusted average balances, consistent with GDP forecast (non-GAAP)

•	Adjusted non-interest expenses relatively stable (non-GAAP)

•	Effective income tax rate of 20 to 22 percent

•	Full year net charge-offs of 40 to 50 basis points of average loans
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2019 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2018, 2017 and 2016; in addition, financial information for prior years will also be presented when appropriate.
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
Business Segments
Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, and other specialty financing. Regions carries out its strategies and derives its profitability from three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other.
See Note 23 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2018	2017	2016	2015	2014
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income, including other financing income	$4,393	$3,987	$3,814	$3,601	$3,588
Interest expense and depreciation expense on operating lease assets	658	448	416	296	309
Net interest income and other financing income	3,735	3,539	3,398	3,305	3,279
Provision for loan losses	229	150	262	241	69
Net interest income and other financing income after provision for loan losses	3,506	3,389	3,136	3,064	3,210
Non-interest income	2,019	1,962	2,011	1,937	1,785
Non-interest expense	3,570	3,491	3,483	3,478	3,318
Income from continuing operations before income taxes	1,955	1,860	1,664	1,523	1,677
Income tax expense	387	619	510	452	546
Income from continuing operations	1,568	1,241	1,154	1,071	1,131
Income (loss) from discontinued operations before income taxes	271	19	16	(15)	26
Income tax expense (benefit)	80	(3)	7	(6)	10
Income (loss) from discontinued operations, net of tax	191	22	9	(9)	16
Net income	$1,759	$1,263	$1,163	$1,062	$1,147
Net income from continuing operations available to common shareholders	$1,504	$1,177	$1,090	$1,007	$1,079
Net income available to common shareholders	$1,695	$1,199	$1,099	$998	$1,095
Earnings per common share from continuing operations – basic	$1.38	$0.99	$0.87	$0.76	$0.79
Earnings per common share from continuing operations – diluted	1.36	0.98	0.86	0.75	0.78
Earnings per common share – basic	1.55	1.01	0.87	0.75	0.80
Earnings per common share – diluted	1.54	1.00	0.87	0.75	0.79
Return on average common stockholders' equity - continuing operations (1)(3)	10.33%	7.42%	6.69%	6.27%	6.80%
Return on average tangible common stockholders’ equity (non-GAAP) - continuing operations (1)(2)(3)	15.59	10.80	9.61	9.04	9.86
Return on average assets - continuing operations (1)(3)	1.27	1.00	0.92	0.88	0.96
BALANCE SHEET SUMMARY
As of December 31
Loans, net of unearned income	$83,152	$79,947	$80,095	$81,162	$77,307
Allowance for loan losses	(840)	(934)	(1,091)	(1,106)	(1,103)
Assets	125,688	124,294	125,968	125,050	119,563
Deposits	94,491	96,889	99,035	98,430	94,200
Long-term debt	12,424	8,132	7,763	8,349	3,462
Stockholders’ equity	15,090	16,192	16,664	16,844	16,873
Average balances
Loans, net of unearned income	$80,692	$79,846	$81,333	$79,634	$76,253
Assets	123,380	123,976	125,506	122,265	118,352
Deposits	94,438	97,341	97,921	96,890	93,481
Long-term debt	9,977	7,076	8,159	5,046	4,057
Stockholders’ equity	15,381	16,665	17,126	16,916	16,620
SELECTED RATIOS
Basel I Tier 1 common regulatory capital (non-GAAP) (4)	N/A%	N/A%	N/A%	N/A%	11.65%
Basel III common equity Tier 1 ratio (5)	9.90	11.05	11.21	10.93	N/A
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP) (2)(4)(5)	9.83	10.95	11.05	10.69	11.00
Tier 1 capital (4)(5)(6)	10.68	11.86	11.98	11.65	12.54
Total capital (4)(5)(6)	12.46	13.78	14.15	13.88	15.26
Leverage capital (4)(5)(6)	9.32	10.01	10.20	10.25	10.86
Tangible common stockholders’ equity to tangible assets (non-GAAP) (2)	7.80	8.71	8.99	9.13	9.66
Efficiency ratio	61.50	62.44	63.42	65.42	64.72
Adjusted efficiency ratio (non-GAAP) (2)	59.26	61.35	62.46	64.08	63.72

	2018	2017	2016	2015	2014
	(In millions, except per share data)
COMMON STOCK DATA
Common equity book value per share	$13.92	$13.55	$13.04	$12.35	$11.81
Tangible common book value per share (non-GAAP)(2)	9.19	9.16	8.95	8.52	8.18
Market value at year-end	13.38	17.28	14.36	9.60	10.56
Total trading volume (shares)	3,044	3,704	5,241	4,243	3,689
Dividend payout ratio	29.90%	31.48%	29.25%	30.76%	22.8%
Stockholders of record at year-end (actual)	42,087	46,143	48,958	51,270	57,529
Weighted-average number of common shares outstanding
Basic	1,092	1,186	1,255	1,325	1,375
Diluted	1,102	1,198	1,261	1,334	1,387
________
N/A - not applicable.
(1) Due to the immaterial impact of the discontinued operations, the balance sheet has not been presented on a continuing operations basis.
(2) See Table 2 for GAAP to non-GAAP reconciliations.
(3) The 2018 return on average common stockholders' equity, return on average tangible stockholders' equity and return on average assets were 11.64%, 17.57%, and 1.43%, respectively, including discontinued operations.
(4) Regions' regulatory capital ratios for years prior to 2015 have not been revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects.
(5) Current year Basel III common equity Tier 1, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(6) Beginning in 2015, Regions' regulatory capital ratios are calculated pursuant to the phase-in provisions of the Basel III Rules. All prior period ratios were calculated pursuant to the Basel I capital rules.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average total loans”, “adjusted net interest margin”, “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common stockholders’ equity”, on a consolidated and continuing operations basis, and end of period “tangible common stockholders’ equity”, and “Basel III CET1, on a fully phased-in basis” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results (management only)
•Presentations to investors of Company performance
Total average loans is presented excluding the impact of the first quarter 2018 residential first mortgage loan sale and the indirect vehicles third-party exit portfolio to arrive at adjusted average total loans (non-GAAP). Regions believes adjusting average total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.
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
The following tables provide: 1) a reconciliation of average total loans to adjusted average total loans (non-GAAP), 2) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 3) a reconciliation of net income available to common shareholders (GAAP) to net income available to common shareholders from continuing operations (GAAP) 4) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense from continuing operations (non-GAAP), 5) a reconciliation of net interest income and other financing income/margin, taxable equivalent basis (GAAP) to adjusted net interest income and other financing income/margin, taxable equivalent basis (non-GAAP), 6) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income from continuing operations (non-GAAP), 7) a computation of adjusted total revenue (non-GAAP), 8) a computation of the adjusted efficiency ratio (non-GAAP), 9) a computation of the adjusted fee income ratio (non-GAAP), 10) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 11) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1, on a fully phased-in basis (non-GAAP), and 12) calculation of the related ratio based on Regions’ current understanding of the Basel III requirements (non-GAAP).
Table 2—GAAP to Non-GAAP Reconciliation

	Year Ended December 31
	2018	2017	2016	2015	2014
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$80,692	$79,846	$81,333	$79,634	$76,253
Less: Balances of residential first mortgage loans sold (1)	40	254	254	254	254
Less: Indirect—vehicles third-party	850	1,517	2,025	1,930	1,706
Adjusted average total loans (non-GAAP)	$79,802	$78,075	$79,054	$77,450	$74,293

		Year Ended December 31
		2018	2017	2016	2015	2014
		(Dollars in millions, except per share data)
INCOME — CONSOLIDATED
Net income (GAAP)		$1,759	$1,263	$1,163	$1,062	$1,147
Preferred dividends (GAAP)		(64)	(64)	(64)	(64)	(52)
Net income available to common shareholders (GAAP)	A	$1,695	$1,199	$1,099	$998	$1,095
Income (loss) from discontinued operations, net of tax		191	22	9	(9)	16
Net income from continuing operations available to common shareholders (GAAP)	B	$1,504	$1,177	$1,090	$1,007	$1,079
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	C	$3,570	$3,491	$3,483	$3,478	$3,318
Adjustments:
Contribution to Regions Financial Corporation foundation		(60)	(40)	—	—	—
Professional, legal and regulatory expenses (2)(3)		—	—	(3)	(48)	(93)
Branch consolidation, property and equipment charges		(11)	(22)	(58)	(56)	(16)
Expenses associated with residential mortgage loan sale		(4)	—	—	—	—
Gain on sale of TDRs held for sale, net		—	—	—	—	35
Loss on early extinguishment of debt		—	—	(14)	(43)	—
Salary and employee benefits—severance charges		(61)	(10)	(21)	(6)	—
Adjusted non-interest expense (non-GAAP)	D	$3,434	$3,419	$3,387	$3,325	$3,244
Net interest income and other financing income (GAAP)	E	$3,735	$3,539	$3,398	$3,305	$3,279
Reduction in leveraged lease interest income resulting from tax reform		—	6	—	—	—
Adjusted net interest income and other financing income (non-GAAP)	F	$3,735	$3,545	$3,398	$3,305	$3,279
Net interest income and other financing income (GAAP)		$3,735	$3,539	$3,398	$3,305	$3,279
Taxable-equivalent adjustment		51	90	84	75	63
Net interest income and other financing income, taxable-equivalent basis - continuing operations	G	3,786	3,629	3,482	3,380	3,342
Reduction in leveraged lease interest income resulting from Tax Reform		—	6	—	—	—
Adjusted net interest income and other financing income, taxable equivalent basis (non-GAAP)	H	$3,786	$3,635	$3,482	$3,380	$3,342
Net interest margin (GAAP) (4)		3.50%	3.32%	3.14%	3.13%	3.21%
Reduction in leveraged lease interest income resulting from Tax Reform		—	0.01	—	—	—
Adjusted net interest margin (non-GAAP)		3.50%	3.33%	3.14%	3.13%	3.21%
Non-interest income (GAAP)	I	2,019	1,962	2,011	1,937	1,785
Adjustments:
Securities (gains) losses, net		(1)	(19)	(6)	(29)	(27)
Insurance proceeds (5)		—	—	(50)	(91)	—
Leveraged lease termination gains		(8)	(1)	(8)	(8)	(10)
Gain on sale of affordable housing residential mortgage loans (6)		—	(5)	(5)	—	—
Adjusted non-interest income (non-GAAP)	J	2,010	1,937	1,942	1,809	1,748
Total revenue	E+I=K	$5,754	$5,501	$5,409	$5,242	$5,064
Adjusted total revenue (non-GAAP)	F+J=L	$5,745	$5,482	$5,340	$5,114	$5,027
Total revenue, taxable-equivalent basis	G+I=M	$5,805	$5,591	$5,493	$5,317	$5,127
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	H+J=N	$5,796	$5,572	$5,424	$5,189	$5,090
Efficiency ratio (GAAP)	C/M	61.50%	62.44%	63.42%	65.42%	64.72%
Adjusted efficiency ratio (non-GAAP)	D/N	59.26%	61.35%	62.46%	64.08%	63.72%
Fee income ratio (GAAP)	I/M	34.78%	35.09%	36.62%	36.42%	34.82%
Adjusted fee income ratio (non-GAAP)	J/N	34.68%	34.80%	35.82%	34.87%	34.34%

		Year Ended December 31
		2018	2017	2016	2015	2014
		(Dollars in millions, except share data)
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$15,381	$16,665	$17,126	$16,916	$16,620
Less: Average intangible assets (GAAP)		5,010	5,103	5,125	5,099	5,103
Average deferred tax liability related to intangibles (GAAP)		(97)	(148)	(162)	(170)	(182)
Average preferred stock (GAAP)		820	820	820	848	754
Average tangible common stockholders’ equity (non-GAAP)	O	$9,648	$10,890	$11,343	$11,139	$10,945
Return on average tangible common stockholders’ equity (non-GAAP)	A/O	17.57%	11.01%	9.69%	8.96%	10.00%

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY — CONTINUING OPERATIONS
Average stockholders’ equity (GAAP) (7)		$15,381	$16,665	$17,126	$16,916	$16,620
Less: Average intangible assets (GAAP) (7)		5,010	5,103	5,125	5,099	5,103
Average deferred tax liability related to intangibles (GAAP) (7)		(97)	(148)	(162)	(170)	(182)
Average preferred stock (GAAP) (7)		820	820	820	848	754
Average tangible common stockholders’ equity (non-GAAP) (7)	P	$9,648	$10,890	$11,343	$11,139	$10,945
Return on average tangible common stockholders’ equity (non-GAAP)	B/P	15.59%	10.80%	9.61%	9.04%	9.86%
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$15,090	$16,192	$16,664	$16,844	$16,873
Less: Ending intangible assets (GAAP)		4,944	5,081	5,125	5,137	5,091
Ending deferred tax liability related to intangibles (GAAP)		(94)	(99)	(155)	(165)	(172)
Ending preferred stock (GAAP)		820	820	820	820	884
Ending tangible common stockholders’ equity (non-GAAP)	Q	$9,420	$10,390	$10,874	$11,052	$11,070
Ending total assets (GAAP)		$125,688	$124,294	$125,968	$126,050	$119,563
Less: Ending intangible assets (GAAP)		4,944	5,081	5,125	5,137	5,091
Ending deferred tax liability related to intangibles (GAAP)		(94)	(99)	(155)	(165)	(172)
Ending tangible assets (non-GAAP)	R	$120,838	$119,312	$120,998	$121,078	$114,644
End of period shares outstanding	S	1,025	1,134	1,215	1,297	1,354
Tangible common stockholders’ equity to tangible assets (non-GAAP)	Q/R	7.80%	8.71%	8.99%	9.13%	9.66%
Tangible common book value per share (non-GAAP)	Q/S	$9.19	$9.16	$8.95	$8.52	$8.18
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (8)
Stockholders’ equity (GAAP)		$15,090	$16,192	$16,664	$16,844
Non-qualifying goodwill and intangibles		(4,839)	(4,972)	(4,955)	(4,958)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		940	712	489	286
Preferred stock (GAAP)		(820)	(820)	(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	T	$10,371	$11,112	$11,378	$11,352
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP)(9)	U	$105,475	$101,498	$102,975	$106,188
Basel III common equity Tier 1 ratio —Fully Phased-In Pro-Forma (non-GAAP)	T/U	9.83%	10.95%	11.05%	10.69%

 _________

(1)
Adjustments to average loan balances assume a simple day-weighted average impact for the year ended December 31, 2018, and are equal to the ending balance of the residential first mortgage loans sold for the prior periods.

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

(3)
A recovery of $7 million was recognized in the second quarter of 2014 related to a non-tax deductible charge of $58 million recorded in the fourth quarter of 2013 related to previously disclosed inquires from government authorities concerning matters from 2009.

(4)	Refer to Table 3 for computation of net interest margin.

(5)
Insurance proceeds recognized in the third quarter of 2016 are related to the previously disclosed settlement with the Department of Housing and Urban Development. Insurance proceeds recognized in 2015 are related to the settlement of the previously disclosed 2010 class-action lawsuit.

(6)
In the fourth quarter of 2016, the Company sold affordable housing residential mortgage loans to FHLMC for a $5 million gain. Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which was recognized during the second quarter of 2017.

(7)	Due to the immaterial impact of the discontinued operations, the balance sheet has not been presented on a continuing operations basis.

(8)
The amounts and the resulting ratios are estimated. Regulatory capital measures for periods prior to 2015 were not revised to reflect the retrospective application of new accounting guidance related to investments in qualified affordable housing projects. As a result, those calculations are not included in the table.

(9)
Regions has systems and internal controls in place to calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on our understanding of the requirements.

CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with GAAP, regulatory guidances, where applicable, and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, fair value measurements, intangible assets (goodwill and other identifiable intangible assets), residential MSRs and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.
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
Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the internal and external factors mentioned above. For pooled commercial and investor real estate accounts, a 5 percent increase in the PD for non-defaulted accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated inherent losses of approximately $35 million.
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
Fair Value Measurements
A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include debt securities available for sale, mortgage loans held for sale, equity investments (with and without readily determinable market values), residential MSRs and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and other identifiable intangible assets.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.8 billion and $4.9 billion at December 31, 2018 and 2017, respectively. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). The decline in the goodwill balance in 2018 is due to the sale of Regions Insurance Group within the Wealth Management reportable segment. Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion).
Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If, based on the weight of the evidence, the Company determines it is more likely than not that the fair value exceeds book value, then an impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. In Step One, the fair value of the reporting unit is compared to its carrying amount, including goodwill. To the extent that the estimated fair value of the reporting unit exceeds the carrying value, impairment is not indicated and no further testing is required. Conversely, if the estimated fair value of the reporting unit is below its carrying amount, Step Two must be performed. Step Two consists of determining the implied estimated fair value of goodwill, which is the net difference between the valuation adjustments of assets and liabilities excluding goodwill and the valuation adjustment to equity (from Step One) of the reporting unit. The carrying value of equity for each reporting unit is determined from an allocation based upon risk weighted assets. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value of goodwill is less than the carrying amount, a loss (which could be material) would be recognized to reduce the carrying amount to the estimated implied fair value.
The Company completed its annual goodwill impairment test as of October 1, 2018, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry. After assessing the totality of the events and circumstances, the Company determined that it is more likely than not that the fair value of the Corporate Bank, Consumer Bank, and Wealth Management reporting units exceed their respective carrying values. Therefore, Step One and Step Two of the goodwill impairment test were deemed unnecessary. Refer to Note 10 “Intangible Assets” to the consolidated financial statements for additional discussion of goodwill.
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a significant protraction in the current level of interest rates.
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
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $418 million at December 31, 2018. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2018 fair value of residential MSRs by approximately 4 percent ($17 million) and 8 percent ($35 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2018 fair value of residential MSRs by approximately 4 percent ($15 million) and 7 percent ($29 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 12 percent, would result in a decline in the value of the residential MSRs by approximately $12 million.
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
Deferred income taxes represent the amount of future income taxes to be paid or received and are accounted for using the asset and liability method. The net balance is reported as a component of either other assets or other liabilities, as appropriate, in the consolidated balance sheets. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. In projecting future taxable income, the Company utilizes forecasted pre-tax earnings, adjusts for the estimated book-tax differences and incorporates assumptions, including the amounts of income allocable to taxing jurisdictions. These assumptions require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. The realization of the deferred tax assets could be reduced in the future if these estimates are significantly different than forecasted. For a detailed discussion of realization of deferred tax assets, refer to the “Income Taxes” section found later in this report.
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
The Company’s estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates. Any changes, if they occur, can be significant to the Company’s consolidated financial position, results of operations or cash flows. On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduced the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. See Note 20 "Income Taxes" to the consolidated financial statements for further details.
OPERATING RESULTS
NET INTEREST INCOME AND OTHER FINANCING INCOME AND NET INTEREST MARGIN
Net interest income and other financing income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income and other financing income (taxable-equivalent basis) increased approximately $157 million, or 4 percent in 2018 compared to 2017, due to the increases in yields on earning assets, particularly loans, exceeding the increase in total funding costs. In 2018, net interest income and other financing income (taxable-equivalent basis) was reduced by the passage of Tax Reform from the resulting impact on the yield adjustment for tax advantaged assets.
The net interest margin increased to 3.50 percent in 2018 from 3.32 percent in 2017, due to an increase in yields on earning assets exceeding an increase in total funding costs during 2018. Comparing 2018 to 2017, average earning asset yields were 39 basis points higher. Also, interest-bearing liability rates were higher, increasing by 32 basis points. As a result, the net interest rate spread increased 7 basis points to 3.18 percent in 2018 compared to 3.11 percent in 2017.
The Federal Reserve continued its gradual reduction in the amount of policy accommodation throughout 2018. This, coupled with improving global economic growth trends, resulted in increases in both short-term and long-term interest rates in 2018. Long-term interest rates are generally represented by the yield on the benchmark 10-year U.S. Treasury note. The average yield on the benchmark rate increased to 2.91 percent in 2018, as compared to 2.33 percent in 2017. The taxable investment securities portfolio, which contains significant residential fixed-rate exposure, increased in yield to 2.58 percent in 2018 from 2.39 percent in 2017, largely attributable to higher interest rates and their positive impact on both security reinvestment yields and reduced premium amortization. Similarly, higher long-term rates have benefited the yield on fixed rate loans through reinvestment under normal business activity. Fixed rate loan and security reinvestment were both accretive to yields at year-end market rate levels, as the 10-year U.S. Treasury yield ended 2018 at 2.68 percent. The Company's loan pricing is also influenced by short-term interest rates such as 30-day LIBOR. As the Federal Reserve increased short-term interest rates in 2017, as well as in March, June, September and December 2018, 30-day LIBOR averaged 2.02 percent in 2018, compared to 1.11 percent in 2017, leading to higher loan yields.
The composition of Regions’ funding base and prudent management resulted in funding costs increasing at a slower pace than earning asset yields as the Fed Funds rate increased throughout 2018. Deposit costs increased to 26 basis points for 2018 compared to 16 basis points for 2017. Average long-term borrowing balances increased to $10.0 billion in 2018 as compared to $7.1 billion in 2017. The cost on these borrowings increased 21 basis points, as the majority of Regions' long-term debt is effectively converted to floating rate debt through the execution of interest rate swaps. Shorter-term FHLB advances also repriced higher in 2018 as the majority of the these borrowings are floating rate debt as well. See the "Long-Term Borrowings" section in Management's Discussion and Analysis and Note 13 "Long-Term Borrowings" to the consolidated financial statements for additional information.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis” presents a detail of net interest income and other financing income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2018			2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	—%	$4	$—	—%
Debt securities:
Taxable	24,263	626	2.58	25,017	597	2.39	24,630	563	2.29
Tax-exempt	—	—	—	—	—	—	1	—	—
Loans held for sale	386	15	3.98	474	16	3.35	479	16	3.33
Loans, net of unearned income (1)(2)	80,692	3,664	4.52	79,846	3,318	4.14	81,333	3,150	3.85
Investment in operating leases, net	426	14	3.26	603	19	3.11	775	22	2.85
Other earning assets	2,465	70	2.84	3,274	53	1.60	3,790	44	1.05
Total earning assets	108,232	4,389	4.04	109,215	4,003	3.65	111,012	3,795	3.41
Allowance for loan losses	(863)			(1,062)			(1,139)
Cash and due from banks	1,975			1,899			1,824
Other non-earning assets	14,036			13,924			13,809
	$123,380			$123,976			$125,506
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,838	14	0.16	$8,284	12	0.15	$7,719	11	0.14
Interest-bearing checking	19,167	79	0.41	19,294	38	0.19	20,507	20	0.10
Money market	24,181	86	0.35	26,498	45	0.17	26,909	31	0.11
Time deposits	6,788	71	1.05	7,003	61	0.87	7,415	55	0.75
Total interest-bearing deposits (3)	58,974	250	0.42	61,079	156	0.26	62,550	117	0.19
Federal funds purchased and securities sold under agreements to repurchase	135	3	1.98	9	—	—	—	—	—
Other short-term borrowings	1,262	27	2.15	439	5	1.06	3	—	—
Long-term borrowings	9,977	322	3.19	7,076	212	2.98	8,159	196	2.38
Total interest-bearing liabilities	70,348	602	0.86	68,603	373	0.54	70,712	313	0.44
Non-interest-bearing deposits (3)	35,464	—	—	36,262	—	—	35,371	—	—
Total funding sources	105,812	602	0.57	104,865	373	0.35	106,083	313	0.29
Net interest spread			3.18			3.11			2.97
Other liabilities	2,187			2,450			2,297
Stockholders’ equity	15,381			16,661			17,126
	$123,380			$123,976			$125,506
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$3,787	3.50%		$3,630	3.32%		$3,482	3.14%
_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $21 million, $24 million and $33 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.26%, 0.16% and 0.12% for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of

21% for December 31, 2018 and 35% for both December 31, 2017 and 2016, adjusted for applicable state income taxes net of the related federal tax benefit.
Table 4—Volume and Yield/Rate Variances
Table 4 “Volume and Yield/Rate Variances” provides additional information with which to analyze the changes in net interest income and other financing income.

	2018 Compared to 2017			2017 Compared to 2016
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income including other financing income on:
Debt securities-taxable	$(18)	$47	$29	$9	$25	$34
Loans held for sale	(3)	2	(1)	—	—	—
Loans, including fees	36	310	346	(58)	226	168
Investment in operating leases, net	(6)	1	(5)	(5)	2	(3)
Other earning assets	(16)	33	17	(7)	16	9
Total earning assets	(7)	393	386	(61)	269	208
Interest expense on:
Savings	1	1	2	1	—	1
Interest-bearing checking	—	41	41	(1)	19	18
Money market	(4)	45	41	(1)	15	14
Time deposits	(2)	12	10	(3)	9	6
Total interest-bearing deposits	(5)	99	94	(4)	43	39
Federal funds purchased and securities sold under agreements to repurchase	—	3	3	—	—	—
Other short-term borrowings	14	8	22	—	5	5
Long-term borrowings	94	16	110	(28)	44	16
Total interest-bearing liabilities	103	126	229	(32)	92	60
Increase (decrease) in net interest income and other financing income	$(110)	$267	$157	$(29)	$177	$148
______
Notes:

•
The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.

•
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for December 31, 2018 and 35% for both December 31, 2017 and 2016, adjusted for applicable state income taxes net of the related federal tax benefit.

The mix of earning assets can affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans increased in 2018 as compared to 2017, due primarily to the increase in market interest rates. Average earning assets in 2018 totaled $108.2 billion, a decrease of $983 million as compared to the prior year.
Average loans as a percentage of average earning assets was 75 percent and 73 percent in 2018 and 2017, respectively. The remaining categories of earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis”. The proportion of average earning assets to average total assets, which was 88 percent in both 2018 and 2017, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 65 percent in 2018 and 63 percent in 2017.

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. During 2018, the provision for loan losses totaled $229 million and net charge-offs were $323 million. This compares to a provision for loan losses of $150 million and net charge-offs of $307 million in 2017. The increase in the provision for loan losses was primarily a result of increased loan balances and slowing credit improvement as compared to 2017. The increase was partially offset by the release of the Company's $40 million hurricane-specific loan loss allowance associated with certain 2017 hurricanes, as well as a $16 million net reduction to the provision for loan losses in the first quarter of 2018 from the sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.
NON-INTEREST INCOME
Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31			Change 2018 vs. 2017
	2018	2017	2016	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$710	$683	$664	$27	4.0%
Card and ATM fees	438	417	402	21	5.0%
Investment management and trust fee income	235	230	213	5	2.2%
Capital markets income	202	161	152	41	25.5%
Mortgage income	137	149	173	(12)	(8.1)%
Investment services fee income	71	60	58	11	18.3%
Commercial credit fee income	71	71	73	—	—%
Bank-owned life insurance	65	81	95	(16)	(19.8)%
Insurance proceeds	—	—	50	—	NM
Securities gains, net	1	19	6	(18)	(94.7)%
Market value adjustments on employee benefit assets - defined benefit	(6)	—	—	(6)	NM
Market value adjustments on employee benefit assets - other	(5)	16	3	(21)	(131.3)%
Other miscellaneous income	100	75	122	25	33.3%
	$2,019	$1,962	$2,011	$57	2.9%
_______
NM- Not Meaningful

Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increase in 2018 compared to 2017 was primarily due to continued customer account growth and increases in non-sufficient fund fee activity.
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in 2018 compared to 2017 was primarily the result of an increase in commercial and consumer checkcard interchange income associated with new account growth and increases in spend and transactions.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in 2018 compared to 2017 was driven primarily by increases in income from mergers and acquisitions advisory fees, customer interest rate swap income, and loan syndication fees, partially offset by a decrease in fees from the placement of permanent financing for real estate customers.

Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income during 2018 compared to 2017 was due to lower production, tighter margins and a reduction in the valuation of mortgage servicing rights and related hedges. The decreases were partially offset by increases in mortgage servicing income as a result of purchasing the rights to service a total of approximately $6.1 billion in residential mortgage loans during 2018. See Note 7 "Servicing of Financial Assets" to the consolidated financial statements for more information.
Investment Services Fee Income
Investment services fee income represents income earned through investment advisory services, the primary revenue streams of which include sales of annuity and brokerage products. The increase in investment services fees during 2018 compared to 2017 was driven primarily by improved productivity as the result of hiring additional financial advisors.
Bank-owned Life Insurance
Bank-owned life insurance decreased in 2018 compared to 2017 primarily due to reduced claims benefits throughout the year, as well as valuation declines in the fourth quarter of 2018 related to market volatility.
Securities Gains, net
Net securities gains primarily result from the Company's asset/liability management process and the sale of certain securities held for employee benefit purposes. See Note 4 "Securities" to the consolidated financial statements for more information.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits expense.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in 2018 compared to 2017 primarily due to net gains associated with the sale of certain low income housing tax credit investments, increases in the value of equity investments, and decreases in net impairment charges related to certain operating lease assets.
NON-INTEREST EXPENSE
Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31			Change 2018 vs. 2017
	2018	2017	2016	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,947	$1,874	$1,842	$73	3.9%
Net occupancy expense	335	339	342	(4)	(1.2)%
Furniture and equipment expense	325	326	312	(1)	(0.3)%
Outside services	187	172	154	15	8.7%
Professional, legal and regulatory expenses	119	93	92	26	28.0%
Marketing	92	93	101	(1)	(1.1)%
FDIC insurance assessments	85	108	99	(23)	(21.3)%
Branch consolidation, property and equipment charges	11	22	58	(11)	(50.0)%
Visa class B shares expense	10	19	15	(9)	(47.4)%
Provision (credit) for unfunded credit losses	(2)	(16)	17	14	(87.5)%
Loss on early extinguishment of debt	—	—	14	—	NM
Other miscellaneous expenses	461	461	437	—	—%
	$3,570	$3,491	$3,483	$79	2.3%
_______
NM- Not Meaningful

Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2018 compared to 2017 primarily due to higher severance charges, annual merit increases, and higher production-based incentive expenses, partially offset by staffing reductions and decreased expenses from liabilities held for employee benefit purposes and long-term incentives. Severance charges totaled $61 million for 2018 compared to $10 million for 2017. Full-time equivalent headcount from continuing operations decreased to 19,969 at December 31, 2018 from 21,014 at December 31, 2017, reflecting the impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services increased during 2018 compared 2017 primarily due to increased servicing costs related to point-of-sale lending through third parties and additional expenses recorded related to a new Wealth Management platform.
Professional, Legal and Regulatory Expenses
Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during 2018 compared to 2017 primarily due to higher consulting fees related to implementation of strategic priorities and litigation-related costs.
FDIC Insurance Assessments
FDIC insurance assessments decreased during 2018 compared to 2017 primarily due to the fourth quarter 2018 discontinuation of the FDIC assessment surcharge that was implemented during the third quarter of 2016 and was in place throughout the first nine months of 2018. Other factors that contributed to the decrease included improved operating results, sale of troubled debt restructured loans during the first quarter of 2018, and issuances of unsecured senior bank notes during 2018.
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
Visa Class B Shares Expense
Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B shares expense decreased during 2018 compared to 2017 as a result of the changes in Visa's stock price and in the status of the covered litigation.
Provision (Credit) for Unfunded Credit Losses
Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments, which can fluctuate based on the amount of outstanding commitments and the level of risk associated with those commitments. A provision for unfunded credit losses is primarily due to increased volume and/or increased levels of estimated risk in commitments, while a (credit) for unfunded credit losses is primarily due to reduced volume and/or levels of estimated risk in commitments.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs and other costs (benefits) related to employee benefit plans. While other miscellaneous expenses were consistent year over year, there were some offsetting changes. The Company contributed $60 million in 2018 and $40 million in 2017 to the Regions Financial Corporation Foundation, resulting in an increase of $20 million in other miscellaneous expenses. Additionally, other net periodic pension costs decreased in 2018 as compared to 2017, which caused a decrease of approximately $24 million in other miscellaneous expenses.
INCOME TAXES
The Company’s income tax expense from continuing operations for the year ended 2018 was $387 million compared to income tax expense of $619 million for the same period in 2017, resulting in effective tax rates of 19.8 percent and 33.3 percent, respectively. The effective tax rate is lower in the current period principally due to Tax Reform enacted in December 2017 that reduced the federal statutory rate from 35 percent to 21 percent effective January 1, 2018.
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
At December 31, 2018, the Company reported a net deferred tax asset of $20 million compared to a net deferred asset of $163 million at December 31, 2017. The decrease in the deferred tax asset is due principally to increases in deferred tax liabilities related to employee benefits, fixed assets and lease financing which was partially offset by an increase in deferred tax assets related to unrealized losses on securities available for sale and derivative instruments.
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, the Company considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; and 3) tax-planning strategies. In making a conclusion, the Company has evaluated all available positive and negative evidence impacting these sources of taxable income. The primary sources of evidence impacting the Company's judgment regarding the realization of its deferred tax assets are summarized below.

•
History of earnings - In 2018, the Company has continued its positive earnings trend with positive earnings from 2012 through 2018. There is no history of significant tax carryforwards expiring unused.

•
Reversals of taxable temporary differences - The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $593 million of deferred tax assets.

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
Based on this evaluative process, the Company has established a valuation allowance in the amount of $30 million at December 31, 2018 and $34 million at December 31, 2017 because the Company believes that a portion of state net operating loss carryforwards will not be utilized. See Note 1 “Summary of Significant Accounting Policies” and Note 20 “Income Taxes” to the consolidated financial statements for additional information about income taxes.
DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. On April 2, 2012, Morgan Keegan was sold. Results from both Regions Insurance Group, Inc. and affiliates and Morgan Keegan are included in discontinued operations.
Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements. Income from discontinued operations in 2018 included the gain associated with the sale of Regions Insurance Group, Inc. and affiliates of $281 million ($196 million after tax). Income from discontinued operations in 2017 was primarily the result of recoveries of legal expenses.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
Cash and Cash Equivalents
At December 31, 2018, cash and cash equivalents totaled $3.5 billion as compared to $4.0 billion at December 31, 2017. The decrease year-over-year was due primarily to a decrease in cash on deposit with the FRB, as the result of normal day-to-day operating variations.
Debt Securities
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company.
The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices. The weighted-average yield earned on debt securities was 2.58 percent in 2018 and 2.45 percent in 2017 (see Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Debt Securities”). Table 7 “Debt Securities” details the carrying values of debt securities, including both available for sale and held to maturity.

Table 7—Debt Securities

	2018	2017	2016
	(In millions)
U.S. Treasury securities	$280	$331	$303
Federal agency securities	43	28	35
Obligations of states and political subdivisions	—	—	1
Mortgage-backed securities:
Residential agency	17,475	18,442	18,571
Residential non-agency	2	3	4
Commercial agency	4,466	4,361	3,625
Commercial non-agency	760	788	1,129
Corporate and other debt securities	1,185	1,108	1,274
	$24,211	$25,061	$24,942
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. See Note 4 "Securities" to the consolidated financial statements for additional information.
Maturity Analysis—The average life of the debt securities portfolio at December 31, 2018 was estimated to be 5.7 years, with a duration of approximately 4.2 years. These metrics compare with an estimated average life of 5.9 years, with a duration of approximately 4.3 years for the portfolio at December 31, 2017. Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Debt Securities” provides additional details.
Table 8—Relative Contractual Maturities and Weighted-Average Yields for Debt Securities

	Debt Securities Maturing as of December 31, 2018
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Debt securities:
U.S. Treasury securities	$119	$157	$1	$3	$280
Federal agency securities	—	14	—	29	43
Mortgage-backed securities:
Residential agency	1	217	2,023	15,234	17,475
Residential non-agency	—	—	1	1	2
Commercial agency	110	1,767	2,386	203	4,466
Commercial non-agency	—	—	29	731	760
Corporate and other debt securities	75	718	379	13	1,185
	$305	$2,873	$4,819	$16,214	$24,211
Weighted-average yield (1)	2.07%	2.43%	2.56%	2.62%	2.58%
_________

(1)
The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each debt security. Weighted-average yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit. Average tax-exempt securities were maintained at such a small balance in 2018 that the taxable-equivalent adjustments for the calculation of yields amounted to zero for the year ended December 31, 2018. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 95 percent of the investment portfolio at December 31, 2018. All other debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5 percent of total debt securities at December 31, 2018.

Loans Held For Sale
At December 31, 2018, loans held for sale totaled $304 million, consisting of $256 million of residential real estate mortgage loans, $38 million of commercial mortgage and other loans, and $10 million of non-performing loans. At December 31, 2017, loans held for sale totaled $348 million, consisting of $325 million of residential real estate mortgage loans, $6 million of commercial mortgage and other loans, and $17 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
Loans
GENERAL
Average loans, net of unearned income, represented 75 percent of average interest-earning assets for the year ended December 31, 2018, compared to 73 percent for the year ended December 31, 2017. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans).
Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class and Table 10 provides information on selected loan maturities.
Table 9—Loan Portfolio

	2018	2017	2016	2015	2014
	(In millions, net of unearned income)
Commercial and industrial	$39,282	$36,115	$35,012	$35,821	$32,732
Commercial real estate mortgage—owner-occupied	5,549	6,193	6,867	7,538	8,263
Commercial real estate construction—owner-occupied	384	332	334	423	407
Total commercial	45,215	42,640	42,213	43,782	41,402
Commercial investor real estate mortgage	4,650	4,062	4,087	4,255	4,680
Commercial investor real estate construction	1,786	1,772	2,387	2,692	2,133
Total investor real estate	6,436	5,834	6,474	6,947	6,813
Residential first mortgage	14,276	14,061	13,440	12,811	12,315
Home equity	9,257	10,164	10,687	10,978	10,932
Indirect—vehicles	3,053	3,326	4,040	3,984	3,642
Indirect—other consumer	2,349	1,467	920	545	206
Consumer credit card	1,345	1,290	1,196	1,075	1,009
Other consumer	1,221	1,165	1,125	1,040	988
Total consumer	31,501	31,473	31,408	30,433	29,092
	$83,152	$79,947	$80,095	$81,162	$77,307

Table 10—Selected Loan Maturities

	Loans Maturing as of December 31, 2018 (1)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (2)	$5,188	$25,137	$8,732	$39,057
Commercial real estate mortgage—owner-occupied	484	2,525	2,540	5,549
Commercial real estate construction—owner-occupied	12	51	321	384
Total commercial	5,684	27,713	11,593	44,990
Commercial investor real estate mortgage	1,202	3,064	384	4,650
Commercial investor real estate construction	616	1,141	29	1,786
Total investor real estate	1,818	4,205	413	6,436
	$7,502	$31,918	$12,006	$51,426

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$5,109	$26,809
Due after five years	8,165	3,841
	$13,274	$30,650
_________
(1) Excludes consumer portfolio segment.
(2) Excludes $225 million of small business credit card accounts.
Loans, net of unearned income, totaled $83.2 billion at December 31, 2018, an increase of $3.2 billion from year-end 2017 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances increased year over year in all 3 portfolio segments. However, within the commercial portfolio segment, the commercial real estate mortgage owner-occupied class declined year over year. In addition, within the consumer portfolio segment, the home equity and indirect-vehicles classes declined year over year.
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from the 2017 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $3.2 billion or 9 percent since year-end 2017 driven primarily by new relationships and expansion of existing relationships within the Company's corporate and middle market portfolios aided by growth within specialized lending groups, which offset the impact of large corporate customers utilizing the fixed income market to pay down and pay off bank debt. Also contributing to the increase was a reclassification of approximately $263 million in purchasing card balances previously recognized in other assets. The commercial portfolio also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $644 million or 10 percent from year-end 2017, and included a reclassification in December 2018 of approximately $345 million of senior housing loans out of owner-occupied commercial real estate mortgage loans and into the investor real estate portfolio. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.

The following table provides detail of Regions' commercial portfolio balances in selected industries as of December 31:
Table 11—Selected Industry Exposure

	December 31, 2018
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,353	$882	$2,235
Agriculture	550	235	785
Educational services	2,500	606	3,106
Energy	2,275	2,408	4,683
Financial services	4,063	3,670	7,733
Government and public sector	2,826	506	3,332
Healthcare	3,854	1,869	5,723
Information	1,446	1,002	2,448
Manufacturing	4,543	4,061	8,604
Professional, scientific and technical services	1,730	1,434	3,164
Real estate	6,696	6,567	13,263
Religious, leisure, personal and non-profit services	1,735	766	2,501
Restaurant, accommodation and lodging	2,071	590	2,661
Retail trade	2,362	2,267	4,629
Transportation and warehousing	1,869	974	2,843
Utilities	1,729	2,287	4,016
Wholesale goods	3,356	2,549	5,905
Other (1)	257	2,458	2,715
Total commercial	$45,215	$35,131	$80,346

	December 31, 2017 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$976	$620	$1,596
Agriculture	525	247	772
Educational services	2,353	378	2,731
Energy	1,767	1,877	3,644
Financial services	3,615	3,336	6,951
Government and public sector	2,785	394	3,179
Healthcare	4,216	1,586	5,802
Information	1,294	813	2,107
Manufacturing	4,181	3,785	7,966
Professional, scientific and technical services	1,764	1,266	3,030
Real estate	6,315	5,772	12,087
Religious, leisure, personal and non-profit services	1,841	726	2,567
Restaurant, accommodation and lodging	2,224	642	2,866
Retail trade	2,336	2,294	4,630
Transportation and warehousing	1,815	863	2,678
Utilities	1,557	2,114	3,671
Wholesale goods	3,148	2,267	5,415
Other (1)	(72)	1,604	1,532
Total commercial	$42,640	$30,584	$73,224

_______

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $602 million in comparison to 2017 year-end balances due to growth in term real estate lending, as well as a reclassification in December 2018 of approximately $345 million of senior housing loans into the commercial investor real estate mortgage portfolio class from the owner-occupied commercial real estate mortgage portfolio class. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $215 million in comparison to 2017 year-end balances. This increase was net of the sale of $254 million of primarily performing troubled debt restructured loans and certain non-restructured interest-only loans during the first quarter of 2018. Approximately $2.6 billion in new loan originations were retained on the balance sheet during 2018.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $9.3 billion at December 31, 2018 as compared to $10.2 billion at December 31, 2017. The decline in the home equity portfolio year-over-year was due to continued payoffs and paydowns. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2018. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2019	$50	0.85%	$47	0.81%	$97
2020	109	1.85	81	1.37	190
2021	128	2.18	112	1.91	240
2022	140	2.39	132	2.24	272
2023	172	2.94	161	2.74	333
2024-2028	2,401	40.90	2,280	38.84	4,681
2029-2033	34	0.57	22	0.38	56
Thereafter	1	0.01	1	0.02	2
Total	$3,035	51.69%	$2,836	48.31%	$5,871
Of the $9.3 billion home equity portfolio at December 31, 2018, approximately $5.9 billion were home equity lines of credit and $3.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, home equity lines of credit had a 20-year repayment term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.

Other Consumer Credit Quality Data
The Company calculates an estimate of the current value of property pledged as collateral for both residential first mortgage and home equity lending products (“current LTV”). The estimate is based on home price indices compiled by a third party. The third party data indicates home price trends for MSAs. Regions uses the third party valuation trends from the MSAs in the Company's footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for some loans in the portfolio is not available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall.
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2018			December 31, 2017
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$64	$28	$52	$123	$49	$117
80% - 100%	1,720	168	346	1,711	275	485
Below 80%	12,117	5,852	2,627	11,639	6,257	2,766
Data not available	375	66	118	588	85	130
	$14,276	$6,114	$3,143	$14,061	$6,666	$3,498
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $273 million from year-end 2017. The decrease was primarily due to the termination of a third-party arrangement during the fourth quarter of 2016. The balance is expected to continue to decrease.
In January 2019, Regions decided to discontinue its indirect auto lending business due to competition-based margin compression impacting overall returns on the portfolio. Regions will cease originating new indirect auto loans in the first quarter of 2019 and intends to complete any in-process indirect auto loan closings by the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other point-of-sale lending through third parties. This portfolio class increased $882 million from year-end 2017 primarily due to continued growth in existing point-of-sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $55 million from year-end 2017.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $56 million from year-end 2017.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both December 31, 2018 and December 31, 2017.

Table 14—Estimated Current FICO Score Ranges

	December 31, 2018
	Residential First Mortgage	Home Equity		Indirect-Vehicles	Indirect-Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$700	$239	$142	$272	$56	$98	$69
620 - 680	747	429	259	332	212	229	148
681 - 720	1,270	708	376	384	405	288	223
Above 720	11,104	4,610	2,316	1,992	1,474	721	704
Data not available	455	128	50	73	202	9	77
	$14,276	$6,114	$3,143	$3,053	$2,349	$1,345	$1,221

	December 31, 2017
	Residential First Mortgage	Home Equity		Indirect - Vehicles	Indirect-Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$741	$261	$161	$328	$43	$85	$72
620 - 680	829	492	300	396	153	220	146
681 - 720	1,353	775	435	419	246	288	227
Above 720	10,344	5,000	2,546	2,088	765	689	656
Data not available	794	138	56	95	260	8	64
	$14,061	$6,666	$3,498	$3,326	$1,467	$1,290	$1,165
Allowance for Credit Losses
The allowance for credit losses ("allowance") consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. The allowance for loan losses totaled $840 million at December 31, 2018 compared to $934 million at December 31, 2017. The allowance for loan losses as a percentage of net loans decreased from 1.17 percent at December 31, 2017 to 1.01 percent as of December 31, 2018. The decrease in percentage is attributable to reductions in non-performing, criticized and TDR loans.
The provision for loan losses increased from $150 million in 2017 to $229 million in 2018 primarily as a result of increased loan balances and slowing credit improvement compared to 2017. The provision for loan losses was less than net charge-offs for 2018 by approximately $94 million, as a result of broad-based improvements in non-performing and criticized loans. Net charge-offs for 2018 were approximately $16 million higher as compared to 2017, reflecting an increase associated with growth in the indirect - other consumer loans and higher recoveries on commercial investor real estate mortgage loans in 2017. Additionally, lower than anticipated losses associated with certain 2017 hurricanes resulted in the release of the Company's $40 million hurricane-specific loan loss allowance during 2018. Lastly, a $16 million net reduction to the provision for loan losses from the first quarter of 2018 sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans also contributed to the results.
Management expects that net loan charge-offs will be in the 0.40 percent to 0.50 percent range for the 2019 year; based on recent trends and current market conditions. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility in certain credit metrics. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 15 “Allowance for Credit Losses.”
Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for discussion regarding the pending accounting pronouncement that will replace the current incurred loss accounting model for the allowance for credit losses with a current expected credit loss approach (CECL), which will be effective for Regions on January 1, 2020.

The table below summarizes activity in the allowance for credit losses for the years ended December 31:
Table 15—Allowance for Credit Losses

	2018	2017	2016	2015	2014
	(Dollars in millions)
Allowance for loan losses at January 1	$934	$1,091	$1,106	$1,103	$1,341
Loans charged-off:
Commercial and industrial	130	159	120	130	114
Commercial real estate mortgage—owner-occupied	18	17	22	24	63
Commercial real estate construction—owner-occupied	—	—	1	—	2
Commercial investor real estate mortgage	9	2	2	15	23
Commercial investor real estate construction	—	—	—	—	1
Residential first mortgage	14	11	15	26	36
Home equity	31	35	56	68	93
Indirect—vehicles	38	49	51	41	37
Indirect—other consumer	48	32	15	—	—
Consumer credit card	61	54	42	37	37
Other consumer	84	75	74	62	67
	433	434	398	403	473
Recoveries of loans previously charged-off:
Commercial and industrial	37	33	32	51	51
Commercial real estate mortgage—owner-occupied	8	9	11	16	16
Commercial real estate construction—owner-occupied	—	—	—	—	—
Commercial investor real estate mortgage	5	21	10	16	22
Commercial investor real estate construction	3	2	3	11	5
Residential first mortgage	6	4	3	8	8
Home equity	17	21	26	28	32
Indirect—vehicles	15	18	18	15	13
Indirect—other consumer	—	2	1	—	—
Consumer credit card	7	6	6	6	5
Other consumer	12	11	11	14	14
	110	127	121	165	166
Net charge-offs (recoveries):
Commercial and industrial	93	126	88	79	63
Commercial real estate mortgage—owner-occupied	10	8	11	8	47
Commercial real estate construction—owner-occupied	—	—	1	—	2
Commercial investor real estate mortgage	4	(19)	(8)	(1)	1
Commercial investor real estate construction	(3)	(2)	(3)	(11)	(4)
Residential first mortgage	8	7	12	18	28
Home equity	14	14	30	40	61
Indirect—vehicles	23	31	33	26	24
Indirect—other consumer	48	30	14	—	—
Consumer credit card	54	48	36	31	32
Other consumer	72	64	63	48	53
	323	307	277	238	307
Provision for loan losses	229	150	262	241	69
Allowance for loan losses at December 31	$840	$934	$1,091	$1,106	$1,103
Reserve for unfunded credit commitments at January 1	$53	$69	$52	$65	$78
Provision (credit) for unfunded credit losses	(2)	(16)	17	(13)	(13)
Reserve for unfunded credit commitments at December 31	$51	$53	$69	$52	$65
Allowance for credit losses at December 31	$891	$987	$1,160	$1,158	$1,168
Loans, net of unearned income, outstanding at end of period	$83,152	$79,947	$80,095	$81,162	$77,307
Average loans, net of unearned income, outstanding for the period	$80,692	$79,846	$81,333	$79,634	$76,253
Ratios:
Allowance for loan losses to loans, net of unearned income	1.01%	1.17%	1.36%	1.36%	1.43%
Allowance for loan losses to non-performing loans, excluding loans held for sale	169%	144%	110%	141%	133%
Net charge-offs as percentage of average loans, net of unearned income	0.40%	0.38%	0.34%	0.30%	0.40%

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:
Table 16—Allocation of the Allowance for Loan Losses

	2018		2017		2016		2015		2014
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$421	47.2%	$455	45.2%	$585	43.7%	$549	44.1%	$428	42.4%
Commercial real estate mortgage—owner-occupied	91	6.7	127	7.7	161	8.6	200	9.3	214	10.7
Commercial real estate construction—owner-occupied	8	0.5	9	0.4	7	0.4	9	0.5	12	0.5
Total commercial	520	54.4	591	53.3	753	52.7	758	53.9	654	53.6
Commercial investor real estate mortgage	42	5.6	42	5.1	54	5.1	69	5.3	122	6.0
Commercial investor real estate construction	16	2.1	22	2.2	31	3.0	28	3.3	28	2.8
Total investor real estate	58	7.7	64	7.3	85	8.1	97	8.6	150	8.8
Residential first mortgage	37	17.2	62	17.6	68	16.8	77	15.8	93	15.9
Home equity	29	11.1	40	12.7	45	13.3	67	13.5	90	14.1
Indirect—vehicles	26	3.7	34	4.2	39	5.0	33	4.9	41	4.7
Indirect—other consumer	61	2.8	34	1.8	15	1.2	5	0.7	3	0.3
Consumer credit card	67	1.6	66	1.6	45	1.5	40	1.3	46	1.3
Other consumer	42	1.5	43	1.5	41	1.4	29	1.3	26	1.3
Total consumer	262	37.9	279	39.4	253	39.2	251	37.5	299	37.6
	$840	100.0%	$934	100.0%	$1,091	100.0%	$1,106	100.0%	$1,103	100.0%
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

Table 17—Troubled Debt Restructurings

	2018		2017
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$108	$17	$232	$27
Investor real estate	14	1	90	6
Residential first mortgage	170	16	368	36
Home equity	189	6	245	4
Consumer credit card	1	—	1	—
Other consumer	6	—	9	—
	488	40	945	73
Non-accrual status or 90 days past due and still accruing:
Commercial	183	18	115	30
Investor real estate	5	—	1	—
Residential first mortgage	38	4	69	7
Home equity	15	—	14	—
	241	22	199	37
Total TDRs - Loans	$729	$62	$1,144	$110

TDRs- Held For Sale	5	—	13	—
Total TDRs	$734	$62	$1,157	$110
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
Table 18—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2018		2017
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$347	$91	$520	$95
Inflows	360	59	372	93
Outflows
Charge-offs	(46)	—	(30)	(1)
Foreclosure	—	—	(2)	—
Payments, sales and other (1)	(370)	(131)	(513)	(96)
Balance, end of period	$291	$19	$347	$91

_________

(1)
The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes $31 million of commercial loans and $35 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2018. During 2017, $63 million of commercial loans and $10 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 19—Non-Performing Assets

	2018	2017	2016	2015	2014
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$307	$404	$623	$325	$252
Commercial real estate mortgage—owner-occupied	67	118	210	268	238
Commercial real estate construction—owner-occupied	8	6	3	2	3
Total commercial	382	528	836	595	493
Commercial investor real estate mortgage	11	5	17	31	123
Commercial investor real estate construction	—	1	—	—	2
Total investor real estate	11	6	17	31	125
Residential first mortgage	40	47	50	63	109
Home equity	63	69	92	93	102
Total consumer	103	116	142	156	211
Total non-performing loans, excluding loans held for sale	496	650	995	782	829
Non-performing loans held for sale	10	17	13	38	38
Total non-performing loans(1)	506	667	1,008	820	867
Foreclosed properties	52	73	90	100	124
Non-marketable investments received in foreclosure	8	—	—	—	—
Total non-performing assets(1)	$566	$740	$1,098	$920	$991
Accruing loans 90 days past due:
Commercial and industrial	$8	$4	$6	$9	$7
Commercial real estate mortgage—owner-occupied	—	1	2	3	5
Total commercial	8	5	8	12	12
Commercial investor real estate mortgage	—	1	—	4	3
Total investor real estate	—	1	—	4	3
Residential first mortgage(2)	66	92	99	113	122
Home equity	34	37	33	59	63
Indirect—vehicles	9	9	10	9	7
Indirect—other consumer	1	—	—	—	—
Consumer credit card	20	19	15	12	12
Other consumer	5	4	5	4	3
Total consumer	135	161	162	197	207
	$143	$167	$170	$213	$222
Restructured loans not included in the categories above	$488	$945	$1,010	$1,039	$1,260
Non-performing loans(1) to loans and non-performing loans held for sale	0.61%	0.83%	1.26%	1.01%	1.12%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.68%	0.92%	1.37%	1.13%	1.28%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $84 million at December 31, 2018, $124 million at December 31, 2017, $113 million at December 31, 2016, $107 million at December 31, 2015 and $125 million at December 31, 2014.

Non-performing loans decreased during 2018 due to continued broad-based improvement in credit quality. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 48% percent of the total balance at December 31, 2018.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $143 million at December 31, 2018, a decrease from $167 million at December 31, 2017.
At December 31, 2018, Regions had approximately $75 million to $135 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 20—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$528	$6	$116	$650
Additions	341	26	—	367
Net payments/other activity	(266)	—	(10)	(276)
Return to accrual	(41)	(2)	—	(43)
Charge-offs on non-accrual loans(2)	(136)	(9)	—	(145)
Transfers to held for sale(3)	(36)	(1)	(3)	(40)
Transfers to foreclosed properties	(3)	—	—	(3)
Sales	(5)	(9)	—	(14)
Balance at end of year	$382	$11	$103	$496

	Non-Accrual Loans, Excluding Loans Held for Sale as of December 31, 2017
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$836	$17	$142	$995
Additions	528	8	—	536
Net payments/other activity	(500)	(7)	(26)	(533)
Return to accrual	(131)	(8)	—	(139)
Charge-offs on non-accrual loans(2)	(169)	(1)	—	(170)
Transfers to held for sale(3)	(31)	(2)	—	(33)
Transfers to foreclosed properties	(4)	(1)	—	(5)
Sales	(1)	—	—	(1)
Balance at end of year	$528	$6	$116	$650

________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $12 million and $19 million recorded upon transfer for the years ended December 31, 2018 and 2017, respectively.
Other Earning Assets
Other earning assets consist primarily of FRB and FHLB stock, marketable equity securities and operating lease assets . The balance at December 31, 2018 totaled $1.7 billion compared to $1.9 billion at December 31, 2017. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information.
Goodwill
Goodwill totaled $4.8 billion at December 31, 2018 and $4.9 billion at December 31, 2017. The decline in goodwill is due to the sale of Regions Insurance Group, Inc. within the Wealth Management reportable segment. See Note 3 for more information related to this transaction. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 10 “Intangible Assets” to the consolidated financial statements for the methodologies and assumptions used in the goodwill impairment analysis.
Residential Mortgage Servicing Rights at Fair Value
Residential MSRs increased approximately $82 million from December 31, 2017 to December 31, 2018. The year-over-year increase is primarily due to purchases of the rights to service approximately $6.1 billion in residential mortgage loans for approximately $77 million, combined with additions resulting from loans sold during the year with Regions retaining the servicing rights. These total additions were partially offset by the economic amortization associated with borrower repayments. An analysis of residential MSRs is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements.
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
Deposits are Regions’ primary source of funds, providing funding for 87 percent of average earning assets in 2018 and 89 percent of average earning assets in 2017. Table 21 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2018 decreased approximately $2.4 billion compared to year-end 2017 levels. The decrease in deposits was primarily driven by decreases in money market accounts, non-interest-bearing demand accounts, and interest-bearing transaction accounts. These decreases were partially offset by an increase in savings accounts and time deposits.
Deposit costs have increased to 26 basis points for 2018, compared to 16 basis points for 2017 and 12 basis points for 2016 due to a continuation of interest rate increases, and in particular, increases in the Federal Funds target range in 2018. The rate paid on interest-bearing deposits increased to 0.42 percent in 2018 compared to 0.26 percent for 2017 and 0.19 percent for 2016. Low deposit costs are driven primarily by the composition of the Company's deposit base, which includes a significant amount of low-cost, and relatively small account balance consumer and private wealth deposits. Low-cost deposits are also heavily concentrated in non-interest bearing demand deposits. The deposit base composition is a key component of the Company's franchise value and is expected to be a competitive advantage in a rising rate environment.
The following table summarizes deposits by category as of December 31:

Table 21—Deposits

	2018	2017	2016
	(In millions)
Non-interest-bearing demand	$35,053	$36,127	$36,046
Savings	8,788	8,413	7,840
Interest-bearing transaction	19,175	20,161	20,259
Money market—domestic	24,111	25,306	27,293
Money market—foreign	—	23	186
Low-cost deposits	87,127	90,030	91,624
Time deposits	7,364	6,859	7,183
Customer deposits	94,491	96,889	98,807
Corporate treasury time deposits	—	—	228
	$94,491	$96,889	$99,035
Non-interest-bearing demand deposits decreased $1.1 billion to $35.1 billion at year-end 2018 due primarily to commercial customers using liquidity to pay down debt or invest in their businesses. Non-interest-bearing deposits accounted for approximately 37 percent of total deposits at both year-end 2018 and 2017.
Savings balances increased $375 million to $8.8 billion, generally reflecting continued consumer savings trends.
Interest-bearing transaction accounts decreased $986 million to $19.2 billion primarily as a result of certain trust customer deposits, which require collateralization by securities, continuing to shift out of deposits and into other fee income-producing customer investments.
Domestic money market accounts decreased $1.2 billion to $24.1 billion at year-end 2018 as the result of a decision to reduce higher-cost retail brokered sweep deposits that were no longer a necessary component of the Company's funding strategy. Domestic money market accounts accounted for approximately 26 percent of total deposits at year-end for both 2018 and 2017.
Included in time deposits are certificates of deposit and individual retirement accounts. The balance of time deposits increased $505 million in 2018 to $7.4 billion compared to $6.9 billion in 2017 due primarily to higher rates offered in 2018 on certificates of deposit accounts resulting in account growth. Time deposits accounted for 8 percent of total deposits in 2018 and 7 percent of total deposits in 2017. See Table 22 “Maturity of Time Deposits of $100,000 or More” for maturity information.

Table 22—Maturity of Time Deposits of $100,000 or More

	2018	2017
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$957	$676
Over 3 through 6 months	387	220
Over 6 through 12 months	595	492
Over 12 months	1,578	1,606
	$3,517	$2,994
Short-Term Borrowings
See Note 12 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2018 and 2017. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy.
The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.

Long-Term Borrowings
Total long-term borrowings increased approximately $4.3 billion to $12.4 billion at December 31, 2018. The increase was primarily due to a $3.2 billion increase in FHLB advances and $2.4 billion in senior notes issuances. These increases were partially offset by maturities and a redemption of notes totaling approximately $1.3 billion during the year.
See Note 13 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.
Ratings
Table 23 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2018 and 2017.
Table 23—Credit Ratings

As of December 31, 2018
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F2	R-IL
Long-term bank deposits	N/A	A2	A-	A
Long-term rating	A-	A2	BBB+	N/A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Stable	Stable

As of December 31, 2017
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	BBBH
Subordinated debt	BBB	Baa2	BBB	BBB
Regions Bank
Short-term	A-2	P-1	F2	R-1L
Long-term bank deposits	N/A	A2	A-	AL
Long-term rating	A-	A2	BBB+	N/A
Senior unsecured debt	A-	Baa2	BBB+	AL
Subordinated debt	BBB+	Baa2	BBB	BBBH
Outlook	Stable	Stable	Stable	Positive
_________
N/A - not applicable.
On December 20, 2018, Moody’s revised the outlook for Regions Financial Corporation, and its subsidiary, Regions Bank to Positive from Stable, indicating a possible one-notch upgrade over the next two years.  The outlook upgrade reflected the Company’s improved risk asset mix, enhanced risk management and the improvements in profitability as well as a solid balance sheet and strong liquidity profile.
On November 8, 2018, DBRS upgraded the ratings of Regions Financial Corporation, including the Company’s senior unsecured debt rating to A (Low) from BBB (High). At the same time, DBRS upgraded the ratings of Regions Bank, including the Company’s long-term bank deposits to A from A (Low), as well as, the senior unsecured debt to A from A (Low). DBRS attributed the upgrade to the progress the Company has made improving credit fundamentals, including stronger financial results, more rigorous risk management and improved asset quality.
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
Stockholders' Equity
Stockholders’ equity was $15.1 billion at December 31, 2018 as compared to $16.2 billion at December 31, 2017. During 2018, net income increased stockholders’ equity by $1.8 billion. Cash dividends on common stock and cash dividends on preferred stock reduced stockholders' equity by $493 million and $64 million, respectively. Common stock repurchased during 2018 reduced stockholders' equity by $2.1 billion. These shares were immediately retired and therefore are not included in treasury stock. Changes in accumulated other comprehensive income reduced stockholders' equity by $215 million, primarily due to the net change in unrealized gains (losses) on securities available for sale as a result of increases in market interest rates during 2018.
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
Under the Basel III Rules, Regions is designated as a standardized approach bank and, as such, began transitioning to the Basel III Rules in January 2015 subject to a phase-in period extending to January 2019. The Basel III Rules are now fully phased in, other than with respect to deductions and adjustments as described below, and among other things, (i) impose a capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Basel III Rules also prescribe a standardized approach for risk-weightings of assets and off-balance sheet exposures to derive the capital ratios.
Additionally, the Basel III Rules impose a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios and is equal to the lowest difference between the three risk-based capital ratios less the applicable minimum required ratio. As of January 1, 2019, the capital conservation buffer is fully phased in and is 2.5% of CET1 to risk-weighted assets. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to advanced approach institutions, and therefore not currently applicable to Regions or Regions Bank. Banking institutions with ratios that are above the minimum but below the combined capital conservation buffer and countercyclical capital buffer, when applicable, face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s ERI. ERI is compiled using the past four quarter trailing net income, net of distributions and tax effects not reflected in net income.
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
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was to be phased in over a 4-year period, beginning at 40% on January 1, 2015 and an additional 20% per year thereafter. In September 2017, the federal banking agencies proposed to revise and simplify the capital treatment of selected categories of deferred tax assets, MSRs, investments in non-consolidated financial entities and minority interests for banking organizations, such as Regions and Regions Bank, that are not subject to the advanced approach. In November 2017, the federal banking agencies revised the Basel III Rules to extend the current transitional treatment of these items for standardized approach banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of high volatility commercial real estate loans under the standardized approach. These changes would have the impact of increasing regulatory capital ratios for some standardized approach banking organizations such as Regions. Regions continues to review the proposal and its impact on the Company’s capital requirements.
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
On April 10, 2018, the federal banking agencies issued a proposal to simplify capital rules for large banks. The proposal introduces a SCB, which would replace the existing capital conservation buffer and incorporate forward-looking stress test results into non-stress capital requirements. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s supervisory stress tests and would also include four quarters of planned common stock dividends. Details of this proposal are discussed under the “Supervision and Regulation—Comprehensive Capital Analysis and Review and Stress Testing” section of the “Business” section of this Annual Report on Form 10-K. Although the proposal, if adopted, would change the way in which the minimum capital ratios are calculated, firms would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.
In December 2018, the federal banking agencies issued a final rule that amends regulatory capital rules to provide banks with the option to phase in the day-one effects on regulatory capital that may result from adoption of the new current expected credit losses accounting standard (see the "Recent Accounting Pronouncements and Accounting Changes" section in Note 1 "Summary of Significant Accounting Policies"). Additionally, the agencies finalized amendments to stress testing regulations which delay incorporation of the new accounting standard in stress testing until the 2020 stress test cycle.
EGRRCPA was enacted on May 24, 2018, and makes limited amendments to the Dodd-Frank Act as well as modifications to certain other post-crisis regulatory requirements. With respect to capital requirements, EGRRCPA would make Regions no longer subject to company-run stress testing requirements and change Regions’ supervisory stress testing cycle from annual to biennial. In October 2018, the federal banking agencies proposed rules that would tailor the application of enhanced prudential standards per the EGRRCPA and would assign each institution with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five risk-based indicators. According to the Federal Reserve’s projections, Regions would be a “Category IV” institution. Broader discussion of the impact of EGRRCPA on Regions and Regions Bank is included under the “Supervision and Regulation” section of the “Business” section of this Annual Report on Form 10-K.
On February 5, 2019, the Federal Reserve provided relief to BHCs with assets between $100 billion and $250 billion, including Regions, in the form of a one-year extension to the requirement to submit a capital plan to the Federal Reserve. Thus, Regions must submit a capital plan to the Federal Reserve by April 5, 2020, rather than April 5, 2019. In addition, Regions is not subject to the supervisory capital stress testing or the company-run capital stress testing requirements for 2019. However, Regions is still required to maintain a capital plan that is reviewed and approved by Regions’ Board of Directors. Furthermore, while Regions is not required to submit a full capital plan to the Federal Reserve in 2019, the Company is required to submit its planned capital actions for the period between July 1, 2019 and June 30, 2020. The Federal Reserve has announced that for the period from July 1, 2019 through June 30, 2020, Regions, like other firms granted an extension, is approved to make capital distributions up to the amount that would have allowed the firm to remain above all minimum capital requirements in CCAR 2018, adjusted for any changes in Regions’ regulatory capital ratios since the Federal Reserve acted on Regions’ 2018 capital plan.
Additional discussion of the Basel III Rules and their applicability to Regions is included in Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in this Annual Report on Form 10-K.
LIQUIDITY COVERAGE RATIO
Regions is currently subject to the Basel III-based U.S. LCR rule, which is a quantitative liquidity metric designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets under an acute 30-day liquidity stress scenario. Following the threshold amendments recently made by EGRRCPA, the LCR rule currently applies in a modified, less stringent, form to BHCs, such as Regions, having $100 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. However, on October 31, 2018, the Federal Reserve, the OCC and the FDIC proposed rules that would, among other things, make institutions such as Regions with less than $250 billion in total consolidated assets no longer subject to the LCR requirement. The LCR rule also imposes a monthly calculation requirement. In December 2016, the Federal Reserve issued a final rule on the public disclosure of the LCR calculation that requires BHCs, such as Regions, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR beginning with results from the fourth quarter of 2018.
At December 31, 2018, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. The Company maintains an asset sensitive position as of December 31, 2018. Refer to Table 24 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.
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

•
Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as "funding liquidity risk") or the potential that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (referred to as "market liquidity risk").

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

•
Strategic risk is the risk to current or projected financial condition and resilience from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment.

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
Management, with the assistance of the Risk Management Group, follows a formal process for identifying, measuring and documenting key risks facing each business group and determining how those risks can be controlled or mitigated, as well as how the controls can be monitored to ensure they are effective. The Risk Committee receives reports from management to ensure operations are within the limits established by the Enterprise Risk Appetite Statement.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company continues to focus on the minus 100 basis point shock. While not presented, rising and falling rate scenarios of greater magnitude are also analyzed. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of December 31, 2018, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2019. The estimated exposure associated with the parallel yield curve shift of minus 100 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have resulted in only modest increases in deposit and other funding costs for Regions. Therefore, it is expected that declines in funding costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio. At current rate levels, the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization is reduced, making intermediate and long-term interest rate sensitivity primarily attributable to changes in the level of reinvestment yields on fixed rate assets.
With respect to sensitivity along the yield curve, the balance sheet is estimated to be asset sensitive to short-term, intermediate-term, and long-term rates individually. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $78 million if intermediate and longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if intermediate and longer-term interest rates were to immediately and on a sustained basis underperform the base case by 100 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $104 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including both long-term and short-term interest rates). The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges that have been transacted are contemplated to the extent they start within the measurement horizon. Forward starting hedging relationships are currently being used to protect net interest income as the macroeconomic cycle continues to evolve.
Table 24—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income and Other Financing Income December 31, 2018
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$196
+ 100 basis points	105
- 100 basis points	(119)

Instantaneous Change in Interest Rates
+ 200 basis points	$186
+ 100 basis points	110
- 100 basis points	(168)
As discussed above, the interest rate sensitivity analysis presented in Table 24 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income and other financing income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 100 basis point gradual interest rate change scenario in Table 24, the interest-bearing deposit re-pricing sensitivity over the 12 month horizon is expected to be between 60 percent and 70 percent of changes in short-term market rates (e.g. Fed Funds). Recently observed market rate movements have yielded higher levels of asset sensitivity than modeled due primarily to outperformance in deposit betas as compared to the model assumption. A 5 percentage point lower sensitivity than the baseline assumption would increase 12 month net interest income and other financing income in the gradual +100 basis points scenario by approximately $29 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. As the rate cycle has progressed and a mix shift has become inherent in the baseline forecast, management has reduced the sensitivity impact on the shock scenarios. The magnitude of the shift is rate dependent and equates to approximately $1.5 billion over 12 months in the gradual +100 basis point scenario in Table 24. In the event this shift increased by an additional $1.5 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +100 basis points scenario by approximately $17 million.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 25—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2018
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate (1)	Pay Rate (1)	Strike Price (1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$3,150	3.0	1.8%	2.5%	—%
Receive variable/pay fixed swaps	81	4.8	2.5	2.4	—
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	8,750	5.8	2.1	2.4	—
Interest rate floors	3,250	6.0	—	—	2.2
Total derivatives designated as hedging instruments	$15,231	5.3	2.0%	2.4%	2.2%
_________
(1) Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
A portion of the cash flow hedging relationships designated above in Table 25 are forward starting, and therefore do not impact, or have limited impact to the estimated annual change in net interest income and other financing income discussed in Table 24. As of December 31, 2018, $3.75 billion notional of the outstanding cash flow swaps were forward starting. All interest rate floors were forward starting. Forward starting swaps and floors have maturities of approximately five years after their respective start dates. Subsequent to December 31, 2018, the Company executed $1.0 billion notional of forward starting cash flow swaps and $1.0 billion notional of forward starting floors with similar characteristics, start dates and maturities, to the forward starting hedges already transacted. Inclusive of these contracts, the total receive rate and strike price on all forward starting cash flow swaps and floors was 2.8 percent and 2.1 percent, respectively.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.9 billion at December 31, 2018. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established within the Company's Liquidity Risk Oversight Committee and ALCO, which regularly reviews compliance with the established limits.
The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 4 “Debt Securities” to the consolidated financial statements). The agency guaranteed mortgage-backed securities portfolio is another source of liquidity in various secured borrowing capacities.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2018, Regions had approximately $1.5 billion in cash on deposit with the FRB, a decrease from approximately $1.9 billion at December 31, 2017. The average balance held with the FRB was approximately $730 million and $2.0 billion during 2018 and 2017, respectively. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of December 31, 2018, based on assets pledged as collateral on that date, was $19.0 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2018, Regions’ outstanding balance of FHLB borrowings was $8.5 billion and its total borrowing capacity from the FHLB totaled approximately $17.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board had authorized Regions Bank to issue up to $5 billion in aggregate principal amount of bank notes outstanding at any one time.  Subsequent to December 31, 2018, the Board authorized Regions Bank to increase the aggregate principal amount of bank notes outstanding at any one time to $10 billion. Refer to Note 13 "Long-Term Borrowings" to the consolidated financial statements for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
Table 26—Contractual Obligations
Regions' contractual obligations and expected payment dates are presented in the following table:

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$3,781	$2,605	$933	$45	$87,127	$94,491
Short-term borrowings	1,600	—	—	—	—	1,600
Long-term borrowings	4,454	5,441	1,478	1,051	—	12,424
Lease obligations	125	205	132	251	—	713
Purchase obligations	30	48	44	10	—	132
Benefit obligations (3)	11	37	33	62	—	143
Commitments to fund low income housing partnerships (4)	784	—	—	—	—	784
Unrecognized tax benefits	—	—	—	—	13	13
	$10,785	$8,336	$2,620	$1,419	$87,140	$110,300
_________

(1)	See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2018.

(2)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.

(3)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.

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
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. Regions forecasts real GDP growth of approximately 2.6 percent in 2019, with consumer spending, business investment spending, and government spending the main drivers.
Household balance sheets continue to improve and sustained house price appreciation has cushioned the effects of recent declines in equity prices on household net worth. While the rate of growth of household debt has accelerated, growth nonetheless remains below average growth rates seen over past cycles and household debt-to-income ratios are significantly lower than was the case prior to the 2007-09 recession. While recent increases in market interest rates will have pushed debt service burdens higher, any increases in debt service burdens follow a sustained period in which household debt service burdens remained near historical lows. As such, household debt service burdens remain manageable. Moreover, a higher share of fixed rate debt relative to past cycles means consumers are more insulated from the effects of rising interest rates than in past cycles. Ongoing improvement in labor market conditions in 2019 should lead to faster wage growth, which in turn will sustain growth in disposable personal income. As a result, consumer spending will remain a primary driver of economic growth in 2019.
While business investment spending softened over the latter stages of 2018, that followed what had been notably rapid growth in business spending on equipment and machinery from the beginning of 2017 through the second quarter of 2018. Two main factors weighing on business investment spending in late-2018 were declines in energy prices and, more broadly, growing uncertainty over trade policy. Nonetheless, Regions believes there is further upside room for business investment spending in 2019. First, the capital stock is rather old relative to historical norms, which should facilitate spending on upgrading/replacing dated facilities and machinery. Second, with labor becoming more scarce and more expensive, firms have added incentive to invest in capital to make existing workforces more productive. Incentives for business investment from Tax Reform remain in place, which should also help sustain growth in capital spending in 2019.

The housing market is a key question mark for 2019. While it is Regions’ view that supply issues are the primary drag on housing market activity, the cumulative effect of higher mortgage interest rates and rapid house price appreciation over the course of 2018 began to erode affordability. By year-end 2018, however, mortgage rates had turned lower and builders were seeing some relief on input prices, particularly lumber, while inventories of existing homes for sale had begun to rise, albeit from an exceptionally low base. Within Regions' footprint, housing market activity continues to grow at a moderate pace, and a more moderate pace of house price appreciation is expected in 2019. These factors, along with continued job and income growth, mean that demand for home purchases should also continue at a moderate pace in 2019.
As expected, inflation did pick up in 2018, but a significant late-year decline in energy prices led to a deceleration in headline inflation at year-end. Core inflation, however, continued to gently accelerate through 2018, and further acceleration is likely in 2019. Services prices will be more vulnerable to pass-through effects of labor costs rising at a faster rate, and core goods (i.e., consumer goods excluding food and energy) prices began to firm up by year-end 2018. Still, any acceleration in core inflation in 2019 is likely to be gradual and, as such, is unlikely to prompt the FOMC to move at a faster pace in raising the Fed funds rate.
The “dot plot” released in conjunction with the December 2018 FOMC meeting implied a total of two 25 basis point increases in the Fed funds rate target range in 2019, though many participants expect no more increases. At the same time, market participants became less positive in their outlooks for economic growth, which led to a flatter yield curve over the latter phases of 2018. The FOMC is looking to move away from forward guidance, towards a more “data dependent” approach to setting monetary policy.
For the Regions footprint as a whole, rates of job, income, and overall economic growth have been and are expected to remain broadly consistent with those seen nationally. There are, however, differences in rates of growth among the individual states and metropolitan areas across the footprint. Those markets which are larger and more economically diverse and boast more favorable demographic trends have been and are expected to remain among the better performing markets within Regions' footprint. The pace of job growth within Regions’ footprint accelerated in 2018, and job growth remained notably broad based across the major industry groups. Manufacturing has been a support for overall economic activity across the Regions footprint, but this is one sector, along with agriculture, that is most vulnerable to intensifying trade disputes between the U.S. and China. Still, steady job growth over the course of 2019 is expected to keep downward pressure on unemployment rates across the footprint.
In summation, real GDP growth is expected to be approximately 2.6 percent in 2019, with consumer spending, business investment, and government spending the main drivers of growth. Global economic growth is expected to moderate in 2019, but exports should still be additive to U.S. economic growth in 2019. Gradual acceleration in core inflation is expected. However, if inflation accelerates more rapidly than anticipated, and in turn prompts the FOMC to become more aggressive in raising the Fed funds rate, there would be downside risk to the Company's baseline outlook, as this would have an adverse impact on asset prices and likely have an adverse impact on the broader economy. Other downside risks include elevated uncertainty over trade policy and geopolitical tensions, including growing political unrest across much of Europe. Upside potential includes elevated consumer confidence and solid growth in disposable income lead to a faster than anticipated pace of growth in consumer spending, and the possibility that productivity growth responds faster and more favorably to an increase in business investment than anticipated.
Counterparty Risk
Counterparty risk is the risk that the counterparty to a transaction or contract could be unable or unwilling to fulfill its contractual or legal obligations. Exposure may be to a financial institution (such as commercial banks, insurance companies, broker dealers, etc.) or a corporate client.
Regions has a centralized approach to approval, management, and monitoring of counterparty exposure. The Counterparty Risk Management Group is responsible for the independent credit risk management of financial institution counterparties and their affiliates. Market Risk Management is responsible for the measurement and stress testing of counterparty exposures. The Corporate and Commercial Credit groups are responsible for the independent credit risk management of client side counterparties.
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
INFORMATION SECURITY RISK
Regions faces a variety of operational risks, including information security risks. Information security risks, such as evolving and adaptive cyber attacks that are conducted regularly against Regions and other large financial institutions to compromise or disable information systems, have generally increased in recent years. This trend is expected to continue for a number of reasons, including the proliferation of new technologies, including technology-based products and services used by us and our customers, the increasing use of mobile devices and cloud technologies, the ability to conduct more financial transactions online, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.

Regions devotes significant financial and non-financial resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions regularly tests its control environment utilizing practices such as penetration testing and more targeted assessments to ensure its controls are working as expected. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program that includes due diligence and oversight of third-party relationships with vendors.
Regions’ system of internal controls also incorporates an organization-wide protocol for the appropriate reporting and escalation of information security matters to management and the Board, to ensure effective and efficient resolution and, if necessary, disclosure of any matters. The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience. The Board monitors Regions’ information management risk policies and practices primarily through its Risk Committee, which oversees areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; approval and oversight of information security risk assessments, strategies, policies and programs; and disaster recovery, business continuity, and incident response plans. Additionally, the Board’s Audit Committee regularly reviews Regions’ cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the Chief Information Security Officer, risk management, and Internal Audit. The Board, through its various committees, is briefed at least quarterly on information security matters.
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
Even if Regions successfully prevents cyber attacks to its own network, the Company may still incur losses that result from customers' account information obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards, may impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain components of its business infrastructure, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance on them may also increase exposure to information security risk.
In the event of a cyber-attack or other data breach, Regions may be required to incur significant expenses, including with respect to remediation costs, costs of implementing additional preventative measures, addressing any reputational harm and addressing any related regulatory inquiries or civil litigation arising from the event.
FINANCIAL DISCLOSURE AND INTERNAL CONTROLS
Regions maintains internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with GAAP. Regions’ process for evaluating internal controls over financial reporting starts with understanding the risks facing each of its functions and areas, how those risks are controlled or mitigated, and how management monitors those controls to ensure that they are in place and effective. These risks, control procedures and monitoring tools are documented in a standard format. This format not only documents the internal control structures over all significant accounts, but also places responsibility on management for establishing feedback mechanisms to ensure that controls are effective.
Regions also has processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the SEC are generally designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Regions’ Disclosure Review Committee, which includes representatives from the legal, tax, finance, risk management, accounting, investor relations, and treasury departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, treasury, and the business groups. The SEC Filings Review Committee provides a forum in which senior executives disclose to the CEO and CFO any known significant deficiencies or material weaknesses in Regions’ internal controls over financial reporting, and provide reasonable assurance that the financial statements and other contents of the Company’s Form 10-K and 10-Q filings are accurate, complete and timely. As part of this process, certifications of internal control effectiveness are obtained from Regions’ associates who are responsible for maintaining and monitoring effective internal controls over financial reporting. These certifications are reviewed and presented to the CEO and CFO as support of the Company’s assessment of internal controls over financial reporting. The Form 10-K is presented to the Audit Committee of the Board of Directors for approval, and the Forms 10-Q are reviewed by the Audit Committee. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.
As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the CEO and the CFO review and make certifications regarding the accuracy of Regions’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting. With the assistance of the financial review committees noted in the previous paragraph, Regions continually assesses and monitors disclosure controls and procedures and internal controls over financial reporting, and makes refinements as necessary.
COMPARISON OF 2017 WITH 2016—CONTINUING OPERATIONS
Regions reported net income available to common shareholders of $1.2 billion, or $1.00 per diluted common share, in 2017 compared to $1.1 billion, or $0.87 per diluted share in 2016. Regions also reported net income from continuing operations available to common shareholders of $1.2 billion, or $1.00 per diluted common share, in 2017 compared to $1.1 billion, or $0.87 per diluted share, in 2016.
Net interest income and other financing income from continuing operations was $3.5 billion and $3.4 billion in 2017 and 2016, respectively, reflecting a decrease in average earning assets to $109.2 billion from $111.0 billion at December 31, 2017 and 2016, respectively. The net interest margin from continuing operations (taxable-equivalent basis) was 3.32 percent in 2017, compared to 3.14 percent during 2016, reflecting increases in yields on earning assets, particularly loans, exceeding the slight increase in total funding costs.
Non-interest income from continuing operations decreased $49 million to $2.0 billion in 2017 compared to 2016. The decrease was due to insurance proceeds received in 2016, as well as decreases in BOLI, other miscellaneous income, and mortgage income. These decreases more than offset increases in service charges on deposit accounts, card and ATM fees, and investment management and trust fee income. See Table 5 "Non-Interest Income from Continuing Operations" for additional information.
Insurance proceeds recognized in 2016 were related to the settlement of the previously disclosed and accrued 2010 class-action lawsuit.
Bank-owned life insurance decreased in 2017 compared to 2016 primarily due to a gain on exchange of policies that was recognized in the first quarter of 2016 and reduced claim benefits in 2017.
Other miscellaneous income decreased $47 million in 2017 compared to 2016. The decrease was primarily due to operating lease impairment charges of $22 million recorded in 2017, declines in net revenue from affordable housing, and a recovery of approximately $10 million related to the 2010 Gulf of Mexico oil spill recorded in 2016.
Mortgage income decreased $24 million in 2017 compared to 2016. The decrease was due to lower production, spread compression, and a reduction in the valuation of mortgage servicing rights and related hedges. The decreases were partially offset by increase in mortgage servicing income as a result of purchasing the rights to service a total of approximately $2.7 billion in residential mortgage loans during 2017. See Note 7 "Servicing of Financial Assets" to the consolidated financial statements for more information.
Service charges on deposit accounts increased $19 million in 2017 compared to 2016. The increase was primarily due to overall account growth resulting in increases in non-sufficient fund fees.
Card and ATM fees increased $15 million in 2017 compared to 2016. The increase was primarily the result of checking account and active credit card growth resulting in higher interchange income.
Investment management and trust fee income increased $17 million in 2017 compared to 2016. The increase was driven primarily from the increase in assets under administration and growth in the equity markets.
Non-interest expense from continuing operations increased $8 million in 2017 compared to 2016. Increases in salaries and employee benefits, furniture and equipment expense, outside services, FDIC insurance assessments, and professional, legal, and regulatory expenses occurred in 2017. These increases were offset by decreases in branch consolidation, property and equipment charges, provision (credit) for unfunded credit losses and loss on early extinguishment of debt. See Table 6 “Non-Interest Expense from Continuing Operations” for additional information.
Total salaries and employee benefits increased $32 million in 2017 as compared to 2016. The increase was primarily due to merit increases, increased expenses from liabilities held for employee benefit purposes and $12 million in pension settlement charges in 2017. The expenses from liabilities held for employee benefit purposes are offset in non-interest income. Full-time equivalent headcount decreased to 21,014 at December 31, 2017 from 21,402 at December 31, 2016, reflecting the Company's efficiency initiatives implemented as part of its three-year strategic plan and serving to partially offset the aforementioned increases.
Furniture and equipment expense increased $14 million in 2017 as compared to 2016. The increase was primarily driven by increased depreciation related to the completion of certain capital investment projects.
Outside services increased $18 million in 2017 as compared to 2016. The increase was primarily due to increased servicing costs related to point-of-sale lending through third parties and additional expenses recorded related to a new Wealth Management platform.
FDIC insurance assessments increased during 2017 compared to 2016 primarily due to the implementation of the FDIC assessment surcharge that went into effect during the third quarter of 2016, and was in place throughout 2017, as well as the impact of a $6 million refund recognized in the second quarter of 2016.
Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased during 2017 compared to 2016 due primarily to a legal recovery of $7 million that was recognized in 2016.
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
Provision (credit) for unfunded credit losses decreased $33 million in 2017 compared to 2016. The (credit) for unfunded credit losses in 2017 was primarily due to a reduction in the level of risk estimated for the unfunded credit commitments in the commercial and industrial portfolio. The provision for unfunded credit losses during 2016 was attributable to increases in the commercial and industrial reserve rates for unfunded commitments and letters of credit and a large specific reserve on an unfunded energy credit.
In 2016, the Company purchased approximately $649 million of its 2.00% senior notes due May 2018. The pre-tax loss on the early extinguishment related to this tender offer was approximately $14 million.
The Company’s income tax expense from continuing operations for 2017 was $619 million compared to $510 million in 2016, resulting in an effective tax rate of 33.3 percent and 30.6 percent, respectively.
At December 31, 2017, the allowance for loan losses totaled $934 million or 1.17 percent of total loans, net of unearned income compared to $1.1 billion or 1.36 percent at December 31, 2016. Net charge-offs totaled $307 million, or 0.38 percent of average loans in 2017 compared to $277 million, or 0.34 percent of average loans in 2016, reflecting some large-dollar commercial loan charge-offs within the energy, healthcare and education sectors. During 2017, the provision for loan losses was $150 million as compared to $262 million in 2016. The decrease in the provision for loan losses in 2017 compared to 2016 was the result of improving economic conditions driving broad-based improvements in credit metrics, particularly in the latter half of 2017. Non-performing assets decreased from $1.1 billion at December 31, 2016, to $740 million at December 31, 2017.

Table 27—Quarterly Results of Operations

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income, including other financing income	$1,158	$1,112	$1,076	$1,047	$1,020	$1,012	$989	$966
Total interest expense and depreciation expense on operating lease assets	200	170	150	138	119	115	107	107
Net interest income and other financing income	958	942	926	909	901	897	882	859
Provision (credit) for loan losses	95	84	60	(10)	(44)	76	48	70
Net interest income and other financing income after provision (credit) for loan losses	863	858	866	919	945	821	834	789
Total non-interest income, excluding securities gains (losses), net	481	519	511	507	506	474	489	474
Securities gains (losses), net	—	—	1	—	10	8	1	—
Total non-interest expense	853	922	911	884	920	853	875	843
Income from continuing operations before income taxes	491	455	467	542	541	450	449	420
Income tax expense	85	85	89	128	221	138	133	127
Income from continuing operations	406	370	378	414	320	312	316	293
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	274	(3)	—	6	—	—	13
Income tax expense (benefit)	—	80	—	—	(9)	1	—	5
Income (loss) from discontinued operations, net of tax	—	194	(3)	—	15	(1)	—	8
Net income	$406	$564	$375	$414	$335	$311	$316	$301
Net income from continuing operations available to common shareholders	$390	$354	$362	$398	$304	$296	$300	$277
Net income available to common shareholders	$390	$548	$359	$398	$319	$295	$300	$285
Earnings per common share from continuing operations: (1)
Basic	$0.38	$0.33	$0.32	$0.35	$0.26	$0.25	$0.25	$0.23
Diluted	0.37	0.32	0.32	0.35	0.26	0.25	0.25	0.23
Earnings per common share: (1)
Basic	$0.38	$0.50	$0.32	$0.35	$0.28	$0.25	$0.25	$0.24
Diluted	0.37	0.50	0.32	0.35	0.27	0.25	0.25	0.23
________

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
Regions’ independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

REGIONS FINANCIAL CORPORATION

by	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. President and Chief Executive Officer

by	/S/ DAVID J. TURNER, JR.
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

Birmingham, Alabama
February 22, 2019

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(In millions, except share data)
Assets
Cash and due from banks	$2,018	$2,012
Interest-bearing deposits in other banks	1,520	1,899
Federal funds sold and securities purchased under agreements to resell	—	70
Debt securities held to maturity (estimated fair value of $1,460 and $1,667, respectively)	1,482	1,658
Debt securities available for sale	22,729	23,403
Loans held for sale (includes $251 and $325 measured at fair value, respectively)	304	348
Loans, net of unearned income	83,152	79,947
Allowance for loan losses	(840)	(934)
Net loans	82,312	79,013
Other earning assets	1,719	1,891
Premises and equipment, net	2,045	2,064
Interest receivable	375	337
Goodwill	4,829	4,904
Residential mortgage servicing rights at fair value	418	336
Other identifiable intangible assets, net	115	177
Other assets	5,822	6,182
Total assets	$125,688	$124,294
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$35,053	$36,127
Interest-bearing	59,438	60,762
Total deposits	94,491	96,889
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	1,600	500
Total short-term borrowings	1,600	500
Long-term borrowings	12,424	8,132
Total borrowed funds	14,024	8,632
Other liabilities	2,083	2,581
Total liabilities	110,598	108,102
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,065,858,925 and 1,175,327,565 shares, respectively	11	12
Additional paid-in capital	13,766	15,858
Retained earnings	2,828	1,628
Treasury stock, at cost—41,032,676 and 41,259,320 shares, respectively	(1,371)	(1,377)
Accumulated other comprehensive income (loss), net	(964)	(749)
Total stockholders’ equity	15,090	16,192
Total liabilities and stockholders’ equity	$125,688	$124,294

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2018	2017	2016
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$3,613	$3,228	$3,066
Debt securities - taxable	625	596	563
Loans held for sale	15	16	16
Other earning assets	70	53	44
Operating lease assets	70	94	125
Total interest income, including other financing income	4,393	3,987	3,814
Interest expense on:
Deposits	250	156	117
Short-term borrowings	30	5	—
Long-term borrowings	322	212	196
Total interest expense	602	373	313
Depreciation expense on operating lease assets	56	75	103
Total interest expense and depreciation expense on operating lease assets	658	448	416
Net interest income and other financing income	3,735	3,539	3,398
Provision for loan losses	229	150	262
Net interest income and other financing income after provision for loan losses	3,506	3,389	3,136
Non-interest income:
Service charges on deposit accounts	710	683	664
Card and ATM fees	438	417	402
Investment management and trust fee income	235	230	213
Capital markets income	202	161	152
Mortgage income	137	149	173
Securities gains, net	1	19	6
Other	296	303	401
Total non-interest income	2,019	1,962	2,011
Non-interest expense:
Salaries and employee benefits	1,947	1,874	1,842
Net occupancy expense	335	339	342
Furniture and equipment expense	325	326	312
Other	963	952	987
Total non-interest expense	3,570	3,491	3,483
Income from continuing operations before income taxes	1,955	1,860	1,664
Income tax expense	387	619	510
Income from continuing operations	1,568	1,241	1,154
Discontinued operations:
Income from discontinued operations before income taxes	271	19	16
Income tax expense (benefit)	80	(3)	7
Income from discontinued operations, net of tax	191	22	9
Net income	$1,759	$1,263	$1,163
Net income from continuing operations available to common shareholders	$1,504	$1,177	$1,090
Net income available to common shareholders	$1,695	$1,199	$1,099
Weighted-average number of shares outstanding:
Basic	1,092	1,186	1,255
Diluted	1,102	1,198	1,261
Earnings per common share from continuing operations:
Basic	$1.38	$0.99	$0.87
Diluted	1.36	0.98	0.86
Earnings per common share:
Basic	$1.55	$1.01	$0.87
Diluted	1.54	1.00	0.87
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2018	2017	2016
	(In millions)
Net income	$1,759	$1,263	$1,163
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($3), ($4) and ($8) tax effect, respectively)	(6)	(6)	(14)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	6	6	14
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($83), ($14) and ($57) tax effect, respectively)	(244)	—	(92)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero, $7 and $2 tax effect, respectively)	—	12	4
Net change in unrealized gains (losses) on securities available for sale, net of tax	(244)	(12)	(96)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($1), ($2) and $15 tax effect, respectively)	(3)	2	25
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $3, $33 and $54 tax effect, respectively)	9	53	89
Net change in unrealized gains (losses) on derivative instruments, net of tax	(12)	(51)	(64)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $4, ($13) and ($27) tax effect, respectively)	7	(40)	(46)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($8), ($17) and ($12) tax effect, respectively)	(28)	(31)	(22)
Net change from defined benefit pension plans and other post employment benefits, net of tax	35	(9)	(24)
Other comprehensive income (loss), net of tax	(215)	(66)	(170)
Comprehensive income	$1,544	$1,197	$993
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2016	1	$820	1,297	$13	$17,883	$(115)	$(1,377)	$(380)	$16,844
Net income	—	—	—	—	—	1,163	—	—	1,163
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(170)	(170)
Cash dividends declared	—	—	—	—	—	(318)	—	—	(318)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(89)	—	(839)	—	—	—	(839)
Impact of stock transactions under compensation plans, net and other	—	—	6	—	48	—	—	—	48
BALANCE AT DECEMBER 31, 2016	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	1,263	—	—	1,263
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(66)	(66)
Reclassification of the Tax Reform related revaluation of deferred tax items within AOCI	—	—	—	—	—	133	—	(133)	—
Cash dividends declared	—	—	—	—	—	(370)	—	—	(370)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(85)	(1)	(1,274)	—	—	—	(1,275)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	40	—	—	—	40
BALANCE AT DECEMBER 31, 2017	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192
Cumulative effect from change in accounting guidance	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	1,759	—	—	1,759
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(215)	(215)
Cash dividends declared	—	—	—	—	—	(493)	—	—	(493)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchase	—	—	(115)	(1)	(2,121)	—	—	—	(2,122)
Impact of stock transactions under compensation plans, net and other	—	—	7	—	29	—	6	—	35
BALANCE AT DECEMBER 31, 2018	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017	2016
	(In millions)
Operating activities:
Net income	$1,759	$1,263	$1,163
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	229	150	262
Depreciation, amortization and accretion, net	462	537	574
Securities (gains) losses, net	(1)	(22)	(6)
(Gain) on sale of business	(281)	—	—
Deferred income tax expense	226	209	67
Originations and purchases of loans held for sale	(3,351)	(3,571)	(3,756)
Proceeds from sales of loans held for sale	3,451	4,053	3,700
(Gain) loss on sale of loans, net	(73)	(118)	(124)
(Gain) loss on early extinguishment of debt	—	—	14
Net change in operating assets and liabilities:
Other earning assets	116	48	2
Interest receivable and other assets	171	(410)	(228)
Other liabilities	(470)	110	189
Other	37	48	180
Net cash from operating activities	2,275	2,297	2,037
Investing activities:
Proceeds from maturities of debt securities held to maturity	174	196	591
Proceeds from sales of debt securities available for sale	254	815	1,924
Proceeds from maturities of debt securities available for sale	3,383	3,575	4,072
Net proceeds from (payments for) bank-owned life insurance	(4)	(1)	9
Purchases of debt securities available for sale	(3,410)	(4,404)	(7,563)
Purchases of debt securities held to maturity	—	(494)	—
Proceeds from sales of loans	307	25	182
Purchases of loans	(503)	(238)	(985)
Purchases of mortgage servicing rights	(71)	(41)	(64)
Net change in loans	(3,381)	(84)	1,339
Net purchases of other assets	(151)	(150)	(205)
Proceeds from disposition of business, net of cash transferred	357	—	—
Net cash from investing activities	(3,045)	(801)	(700)
Financing activities:
Net change in deposits	(2,398)	(2,146)	605
Net change in short-term borrowings	1,100	500	(10)
Proceeds from long-term borrowings	21,750	6,649	3,357
Payments on long-term borrowings	(17,451)	(6,255)	(3,916)
Cash dividends on common stock	(452)	(346)	(317)
Cash dividends on preferred stock	(64)	(64)	(64)
Repurchases of common stock	(2,122)	(1,275)	(839)
Taxes paid related to net share settlement of equity awards	(35)	(22)	(14)
Other	(1)	(7)	(2)
Net cash from financing activities	327	(2,966)	(1,200)
Net change in cash and cash equivalents	(443)	(1,470)	137
Cash and cash equivalents at beginning of year	3,981	5,451	5,314
Cash and cash equivalents at end of year	$3,538	$3,981	$5,451
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
Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative with adjustments for impairment and observable price changes as applicable. Cost method investments are included in other assets in the consolidated balance sheets. Dividends received or receivable and observable price changes from these investments are included as a component of other non-interest income in the consolidated statements of income.
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
The following table summarizes supplemental cash flow information for the years ended December 31:

	2018	2017	2016
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowings	$581	$363	$299
Income taxes, net	57	181	314
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	54	80	100
Loans transferred to loans held for sale	313	41	247
Loans held for sale transferred to loans	14	8	5
Properties transferred to held for sale	21	33	53
Loans settled with other earning assets	—	33	—
Operating lease assets settled with other earning assets	—	15	—

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. It is Regions’ policy to take possession of securities purchased under resell agreements either through direct delivery or a tri-party agreement.
DEBT SECURITIES
Management determines the appropriate accounting classification of debt securities at the time of purchase, based on intent, and periodically re-evaluates such designations. Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities held to maturity are presented at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Debt securities available for sale are presented at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). See the “Fair Value Measurements” section below for discussion of determining fair value.
The amortized cost of debt securities classified as held to maturity and available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security, using the interest method. Such amortization or accretion is included in interest income on securities. Realized gains and losses are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.
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
LOANS HELD FOR SALE
Regions’ loans held for sale include commercial loans, investor real estate loans and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Certain commercial mortgage loans held for sale where management has elected the fair value option are recorded at fair value. Gains and losses on commercial mortgage loans held for sale for which the fair value option has been elected are included in capital markets income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized in other non-interest expense. Gains and losses on the sale of non-performing commercial and investor real estate loans are included in other non-interest expense when realized as such amounts are viewed as credit costs.  Gains and losses on sales of performing loans are included in non-interest income. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
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
Commercial and investor real estate loans are placed on non-accrual if any of the following conditions occur: 1) collection in full of contractual principal and interest is no longer reasonably assured (even if current as to payment status), 2) a partial charge-off has occurred, unless the loan has been brought current under its contractual terms (original or restructured terms) and the full originally contracted principal and interest is considered to be fully collectible, or 3) the loan is delinquent on any principal or interest for 90 days or more unless the obligation is secured by collateral having a net realizable value (estimated fair value less costs to sell) sufficient to fully discharge the obligation and the loan is in the legal process of collection. Factors considered regarding full collection include assessment of changes in borrower’s cash flow, valuation of underlying collateral, ability and willingness of guarantors to provide credit support, and other conditions. Charge-offs on commercial and investor real estate loans are primarily based on the facts and circumstances of the individual loan and occur when available information confirms the loan is not or will not be fully collectible. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Commercial and investor real estate loan relationships of $250,000 or less are subject to charge-off or charge down to estimated fair value at 180 days past due, based on collateral value.
Non-accrual and charge-off decisions for consumer loans are dictated by the FFIEC's Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. The charge-off process drives consumer non-accrual status as follows. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on net loan to value exposure. For home equity loans and lines of credit in a second lien position, the evaluation is performed at 120 days past due. If a loan is secured by collateral having a net realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are generally charged-off at either 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards.
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

Qualitative Factors
While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Imprecision exists in the estimation process due to the inherent time lag of obtaining information and variations between estimates and actual outcomes. Regions adjusts the allowance in consideration of quantitative and qualitative factors which may not be directly measured in the note-level or pooled calculations, including, but not limited to:

•	Credit quality trends,

•	Loss experience in particular portfolios,

•	Macroeconomic factors such as unemployment, real estate prices, or commodity pricing volatility,

•	Changes in risk selection and underwriting standards,

•	Shifts in credit quality of consumer customers which is not yet reflected in the historical data,

•	Volatility associated with large individual credits.
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
OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, marketable equity securities and operating lease assets. See Note 8 for additional information.
INVESTMENTS IN FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK
Ownership of FRB and FHLB stock is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These shares are accounted for at amortized cost, which approximates fair value.
MARKETABLE EQUITY SECURITIES
Marketable equity securities are recorded at fair value with changes in fair value reported in net income.
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
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets primarily include the following: 1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate maturity deposits, 2) amounts capitalized related to the value of acquired customer relationships, and 3) the DUS license. Core deposit intangibles and certain other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.
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
Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied estimated fair value of goodwill. Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If, based on the weight of the evidence, the Company determines it is more likely than not that the fair value exceeds book value, then an impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. Step One compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied estimated fair value of that unit’s goodwill, an impairment loss is recognized in other non-interest expense in an amount equal to that excess.
For purposes of performing the qualitative assessment, Regions evaluates events and circumstances which may include, but are not limited to, events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For purposes of performing Step One of the goodwill impairment test, if applicable, Regions uses both income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, the long-term target equity ratios, and the discount rate.
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
FORECLOSED PROPERTY AND OTHER REAL ESTATE
Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or estimated fair value less estimated costs to sell the property. At the date of transfer from the loan portfolio, if the recorded investment in the loan exceeds the property’s estimated fair value less estimated costs to sell, a write-down is recorded against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. At December 31, 2018 and 2017, the carrying values of foreclosed properties were immaterial.
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
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, options including interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In at least some cases, counterparties post collateral at a zero threshold regardless of credit rating. The majority of interest rate derivatives traded by Regions with dealing counterparties are subject to mandatory clearing through a central clearinghouse. The variation margin payments made for derivatives cleared through a central clearinghouse are legally characterized as settlements of the derivatives. As a result, these positions are reflected as settled with no fair value presented for purposes of the balance sheet and related disclosures. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse.
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
Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in interest income or interest expense in the same income statement line item with the hedged item in the period in which the change in fair value occurs. To the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item, the difference is recognized. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the entire change in the fair value of the hedging instrument would be recorded in accumulated other comprehensive income except for amounts excluded from the assessment of hedge effectiveness. Amounts recorded in accumulated other comprehensive income (loss) are recognized in earnings in the same income statement line item where the earnings effect of the hedged item is presented in the period or periods during which the hedged item impacts earnings.
The Company formally documents all hedging relationships, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic qualitative and quantitative assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.
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
Regions enters into various derivative agreements with customers desiring protection from possible future market fluctuations. Regions manages the market risk associated with these derivative agreements. The contracts in this portfolio for which the Company has elected not to apply hedge accounting are marked-to-market through earnings and included in other assets and other liabilities.
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
The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A valuation allowance is recorded for any deferred tax assets that are not more-likely-than-not to be realized.
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
SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock) units, restricted stock awards, performance stock units and stock options. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock units, restricted stock awards or performance stock units is determined based on the closing price of Regions common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is considered in calculating estimated forfeitures. Estimated forfeitures are adjusted when actual forfeitures differ from estimates, resulting in the recognition of compensation cost only for awards that vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in compensation cost in the period of the change in estimate. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, have expired, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock.
See Note 17 for further discussion and details of share-based payments.
EMPLOYEE BENEFIT PLANS
Regions uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flows during the year for calculating the expected investment return on all pension plan assets. At a minimum, amortization of the net gain or loss included in accumulated other comprehensive income resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active participating employees expected to receive benefits under the plans. Regions records the service cost component of net periodic pension and postretirement benefit cost in salaries and employee benefits on the consolidated statements of income. The other components of net periodic pension and postretirement benefit cost are recorded in other non-interest expense on the consolidated statements of income. Regions uses a third-party actuary to compute the remaining service period of active participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.
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
Capital Markets Income
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
Market Value Adjustments on Employee Benefit Assets
Regions holds assets for certain employee benefit assets, both defined and other. Those assets are recorded at estimated fair value and the market value variations are recognized each period.
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
PER SHARE AMOUNTS
Earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, plus the effect of outstanding stock options, restricted and performance stock awards if dilutive. Refer to Note 16 for additional information.
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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Debt securities available for sale, certain mortgage loans held for sale, marketable equity securities, residential MSRs, derivative assets and derivative liabilities are recorded at fair value on a recurring basis. Below is a description of valuation methodologies for these assets and liabilities.
Debt securities available for sale consist of U.S. Treasuries, obligations of states and political subdivisions, mortgage-backed securities (including agency securities), and other debt securities.

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

The majority of Regions' debt securities available for sale are valued using third-party pricing services. To validate pricing related to liquid investment securities, which represent the vast majority of the available for sale portfolio (e.g., mortgage-backed securities), Regions compares price changes received from the third-party pricing service to overall changes in market factors in order to validate the pricing received. To validate pricing received on less liquid investment securities in the available for sale portfolio, Regions receives pricing from third-party brokers/dealers on a sample of securities that are then compared to the pricing received. The pricing service uses standard observable inputs when available, for example: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, and bids and offers, among others. For certain security types, additional inputs may be used, or some inputs may not be applicable. It is not customary for Regions to adjust the pricing received for the available for sale portfolio. In the event that prices are adjusted, Regions classifies the measurement as a Level 3 measurement.
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
Marketable equity securities, which primarily consist of assets held for certain employee benefits and money market funds, are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements.
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
Equity investments without a readily determinable fair value are adjusted prospectively to estimated fair value when an observable price transaction for a same or similar investment with the same issuer occurs; these valuations are Level 3 measurements.
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
Debt securities held to maturity: The fair values of debt securities held to maturity are estimated in the same manner as the corresponding debt securities available for sale, which are measured at fair value on a recurring basis.
Loans, (excluding capital leases), net of unearned income and allowance for loan losses: A discounted cash flow method under the income approach is utilized to estimate the fair value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of scheduled principal and interest payments, principal prepayments, and current market rates. The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations.
Other earning assets (excluding equity investments and operating leases): The carrying amounts reported in the consolidated balance sheets approximate the estimated fair values. While these instruments are not actively traded in the market, the majority of the inputs required to value them are actively quoted and can be validated through external sources. Accordingly, these are Level 2 valuations.
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
January 1, 2018
Regions adopted the new revenue recognition standard on January 1, 2018 using the modified retrospective method. The adoption of this guidance did not have a material impact. For the year ended December 31, 2018, approximately $1.7 billion of non-interest income is within the scope of the new revenue recognition standard and includes service charges on deposit accounts, card and ATM fees, investment management and trust fee income, capital markets fee income, investment services fee income and other components within non-interest income. Income streams that are out of scope of the new standard include interest income, mortgage income, securities gains (losses), bank-owned life insurance and certain other components within non-interest income. Regions also developed additional quantitative and qualitative disclosures required by the new revenue recognition standard. See Note 25.

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
January 1, 2018
The adoption of this guidance resulted in trading account assets and equity securities available for sale being reclassified to other earning assets. The adoption of this guidance did not have a material impact. See Note 8.

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
		January 1, 2018	The adoption of this guidance did not have a material impact. See Note 18.
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
		January 1, 2019 Early adoption is permitted.	Regions elected to adopt this ASU for financial reporting as of January 1, 2018. The adoption of this guidance did not have a material impact. See Note 21.
ASU 2018-05, Income Taxes
This ASU amends SEC guidance in the Codification related to income taxes to reflect the guidance in SEC Staff Accounting Bulletin 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Reform in the period of enactment. The staff believes that to the extent a company can reasonably estimate the impact of the Tax Reform, such items should be reported in the first reporting period in which the Company is able to determine the reasonable estimate.
		Effective upon issuance.	Regions adopted this ASU upon issuance. The adoption of this guidance did not have a material impact.
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
		January 1, 2020 Early adoption is permitted.	Regions elected to adopt this ASU for financial reporting as of December 31, 2018. The adoption of this guidance did not have a material impact.
ASU 2018-14, Compensation - Retirement Benefits
This ASU amends the disclosure requirements in Topic 715, Retirement Benefits. The ASU applies to all employer entities that sponsor defined benefit pension or other post-retirement plans. Applicable disclosure changes include: the removal of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next year; the removal of the effects of a one-percentage point change in assumed health care cost trend rates; and the addition of an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU must be adopted on a retrospective basis.

		January 1, 2021 Early adoption is permitted.	Regions elected to adopt this ASU for financial reporting as of December 31, 2018. The adoption of this guidance did not have a material impact. See Note 18.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2016-02, Leases

ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10, Narrow Amendments to Topic 842

ASU 2018-11, Targeted Improvements to Topic 842

ASU 2018-20, Narrow-Scope Improvements for Lessors

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
January 1, 2019
Regions adopted the standard on January 1, 2019 using the optional transition method, which allowed for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. Regions also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby Regions does not recognize a lease liability or right-of-use asset on the balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate. The adoption of this guidance resulted in recognition of a $451 million right of use asset and related liability for future lease obligations. The adoption of the standard is expected to have an immaterial impact to the consolidated statements of income.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments ASU 2018-19 Codification Improvements to Topic 326
This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach (CECL) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities. Additional quantitative and qualitative disclosures are required upon adoption.

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
January 1, 2020
Regions’ cross-functional implementation team, which is co-led by Finance and Risk Management, has developed a project plan that results in running a CECL parallel production during 2019 and the adoption of the standard in the first quarter of 2020. Key project implementation activities for 2018 focused on model enhancements, continued challenge of model outputs, initial development of the qualitative framework, establishing processes and controls, drafting policies and disclosures, data resolution, and documentation. Key project implementation activities for 2019 include finalization of models, the qualitative framework, and the production process; completion of documentation, policies and disclosures; development of supporting analytics; and process and control testing. The project implementation plan also establishes a parallel processing timeline which begins with a limited parallel run in the first quarter of 2019. Parallel runs will be enhanced throughout the year to include the end-to-end production process, governance, controls and disclosures.

Regions provides updates to senior leadership and to the Audit Committee and Risk Committee of the Board of Directors. These communications provide an update on the status of the implementation project plan, results of initial modeled impacts, and any identified risks.

Adoption of the standard may result in an overall material increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining contractual life of the portfolio. However, the impact at adoption will be influenced by the portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time. Based on initial modeling, the consumer loan portfolios are expected to generate the majority of the increase including longer-dated loans such as residential first mortgages, and home equity lending products and indirect-other products. Additionally, there could be increases or decreases in the allowance in certain other loan portfolios at adoption.

Regions expects no material allowance on held to maturity securities because most of this portfolio consists of agency-backed securities that inherently have an immaterial risk of loss. Additionally, Regions expects no material impact to available for sale securities.

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
		January 1, 2020 Early adoption is permitted, including in an interim period.	Regions believes the adoption of this guidance will not have a material impact. Regions does not plan to early adopt.
ASU 2018-16, Derivatives and Hedging
This ASU amends Topic 815, Derivatives and Hedging, to expand the list of U.S. benchmark interest rates permitted in applying hedge accounting. The amendments permit all entities that elect to apply hedge accounting to benchmark interest rate hedges under ASC 815, Derivatives and Hedging, to use the OIS rate based on the SOFR as a U.S. benchmark interest rate in addition to the four eligible U.S. benchmark interest rates. The amendments should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.
		January 1, 2019 Early adoption permitted, including in an interim period.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU amends Topic 810, Consolidation, guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests.
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
AFFORDABLE HOUSING TAX CREDIT INVESTMENTS
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Regions uses the proportional amortization method to account for these investments. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. See Note 1 for additional details. Additionally, Regions has loans or letters of credit commitments with certain limited partnerships. The funded portion of the loans and letters of credit are classified as commercial and industrial loans or investor real estate loans as applicable in Note 5.
A summary of Regions’ affordable housing tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2018	2017
	(In millions)
Affordable housing tax credit investments included in other assets	$1,021	$1,144
Unfunded affordable housing tax credit commitments included in other liabilities	289	348
Loans and letters of credit commitments	329	317
Funded portion of loans and letters of credit commitments	166	129

	2018	2017	2016
	(In millions)
Tax credits and other tax benefits recognized	$174	$189	$167
Tax credit amortization expense included in provision for income taxes	137	160	117
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2018 and 2017, the value of Regions’ general partnership interest in affordable housing investments was immaterial.
OTHER INVESTMENTS
Other investments determined to be VIEs include investments in CRA projects, SBICs, and other miscellaneous investments. A summary of Regions' equity method investments representing Regions' maximum exposure to loss as of December 31 is as follows:

	2018	2017
	(In millions)
Gross equity method investments	$122	$104
Unfunded equity method commitments	49	44
Net funded equity method investments included in other assets	$73	$60
NOTE 3. DISCONTINUED OPERATIONS
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
The following table represents the condensed results of operations for the Regions Insurance Group, Inc. entities sold as discontinued operations:

	Year Ended December 31
	2018	2017	2016
	(In millions)
Interest income	$1	$1	$—
Interest expense	—	—	—
Net interest income	1	1	—
Non-interest income:
Securities gains (losses), net	(1)	3	—
Insurance commissions and fees	69	140	142
Gain on sale of business	281	—	—
Other	—	3	5
Total non-interest income	349	146	147
Non-interest expense:
Salaries and employee benefits	49	96	102
Net occupancy expense	3	6	6
Furniture and equipment expense	2	4	6
Other	16	30	25
Total non-interest expense	70	136	139
Income from discontinued operations before income taxes	280	11	8
Income tax expense (benefit)	84	(5)	4
Income from discontinued operations, net of tax	$196	$16	$4

The following table represents the condensed results of operations for both the Regions Insurance Group, Inc. entities and Morgan Keegan and Company, Inc. and related affiliates as discontinued operations:

	Year Ended December 31
	2018	2017	2016
	(In millions, except per share data)
Income from discontinued operations before income taxes	$271	$19	$16
Income tax expense (benefit)	80	(3)	7
Income from discontinued operations, net of tax	$191	$22	$9
Earnings per common share from discontinued operations:
Basic	$0.18	$0.02	$0.01
Diluted	$0.17	$0.02	$0.01
NOTE 4. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2018
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$883	$—	$(32)	$851	$1	$(10)	$842
Commercial agency	634	—	(3)	631	—	(13)	618
	$1,517	$—	$(35)	$1,482	$1	$(23)	$1,460

Debt securities available for sale:
U.S. Treasury securities	$284	$—	$(4)	$280			$280
Federal agency securities	43	—	—	43			43
Mortgage-backed securities:
Residential agency	17,064	26	(466)	16,624			16,624
Residential non-agency	2	—	—	2			2
Commercial agency	3,891	8	(64)	3,835			3,835
Commercial non-agency	768	2	(10)	760			760
Corporate and other debt securities	1,206	2	(23)	1,185			1,185
	$23,258	$38	$(567)	$22,729			$22,729

	December 31, 2017
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$1,051	$—	$(40)	$1,011	$12	$(4)	$1,019
Commercial agency	651	—	(4)	647	5	(4)	648
	$1,702	$—	$(44)	$1,658	$17	$(8)	$1,667

Debt securities available for sale:
U.S. Treasury securities	$333	$—	$(2)	$331			$331
Federal agency securities	28	—	—	28			28
Mortgage-backed securities:
Residential agency	17,622	53	(244)	17,431			17,431
Residential non-agency	3	—	—	3			3
Commercial agency	3,739	5	(30)	3,714			3,714
Commercial non-agency	787	4	(3)	788			788
Corporate and other debt securities	1,093	20	(5)	1,108			1,108
	$23,605	$82	$(284)	$23,403			$23,403
_________

(1)	The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $7.9 billion and $8.1 billion at December 31, 2018 and 2017, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million and $50 million of encumbered U.S. Treasury securities at December 31, 2018 and 2017, respectively.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$883	$842
Commercial agency	634	618
	$1,517	$1,460
Debt securities available for sale:
Due in one year or less	$194	$194
Due after one year through five years	903	889
Due after five years through ten years	391	380
Due after ten years	45	45
Mortgage-backed securities:
Residential agency	17,064	16,624
Residential non-agency	2	2
Commercial agency	3,891	3,835
Commercial non-agency	768	760
	$23,258	$22,729
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2018 and 2017. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$842	$(42)	$842	$(42)
Commercial agency	486	(7)	132	(9)	618	(16)
	$486	$(7)	$974	$(51)	$1,460	$(58)

Debt securities available for sale:
U.S. Treasury securities	$—	$—	$261	$(4)	$261	$(4)
Mortgage-backed securities:
Residential agency	2,830	(37)	11,010	(429)	13,840	(466)
Commercial agency	1,073	(13)	2,254	(51)	3,327	(64)
Commercial non-agency	229	(1)	404	(9)	633	(10)
Corporate and other debt securities	659	(11)	310	(12)	969	(23)
	$4,791	$(62)	$14,239	$(505)	$19,030	$(567)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$1,019	$(32)	$1,019	$(32)
Commercial agency	—	—	150	(7)	150	(7)
	$—	$—	$1,169	$(39)	$1,169	$(39)

Debt securities available for sale:
U.S. Treasury securities	$221	$(1)	$84	$(1)	$305	$(2)
Mortgage-backed securities:
Residential agency	5,157	(40)	8,195	(204)	13,352	(244)
Commercial agency	1,666	(10)	904	(20)	2,570	(30)
Commercial non-agency	393	(2)	61	(1)	454	(3)
Corporate and other debt securities	306	(2)	105	(3)	411	(5)
	$7,743	$(55)	$9,349	$(229)	$17,092	$(284)
The number of individual debt positions in an unrealized loss position in the tables above increased from 1,059 at December 31, 2017 to 1,379 at December 31, 2018. The increase in the number of securities and the total amount of unrealized losses was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist during 2018. For the year ended 2018, such impairments were immaterial.
Gross realized gains and gross realized losses on sales of debt securities available for sale from continuing operations are shown in the table below. The cost of securities sold is based on the specific identification method.

	2018	2017	2016
	(In millions)
Gross realized gains	$4	$22	$36
Gross realized losses	(1)	(5)	(28)
OTTI	(2)	(1)	(2)
Debt securities available for sale gains (losses), net (1)	$1	$16	$6
_________
(1) The securities gains (losses), net balances above exclude net trading securities gains of $3 million recognized during 2017.

NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2018	2017
	(In millions)
Commercial and industrial	$39,282	$36,115
Commercial real estate mortgage—owner-occupied	5,549	6,193
Commercial real estate construction—owner-occupied	384	332
Total commercial	45,215	42,640
Commercial investor real estate mortgage	4,650	4,062
Commercial investor real estate construction	1,786	1,772
Total investor real estate	6,436	5,834
Residential first mortgage	14,276	14,061
Home equity	9,257	10,164
Indirect—vehicles	3,053	3,326
Indirect—other consumer	2,349	1,467
Consumer credit card	1,345	1,290
Other consumer	1,221	1,165
Total consumer	31,501	31,473
Total loans, net of unearned income (1)	$83,152	$79,947
_________

(1)	Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $(4) million and $43 million at December 31, 2018 and 2017, respectively.
During 2018 and 2017, Regions purchased approximately $503 million and $238 million in indirect-other consumer loans from third parties, respectively.
In January 2019, Regions decided to discontinue its indirect auto lending business due to competition-based margin compression impacting overall returns on the portfolio.  Regions will cease originating new indirect auto loans in the first quarter of 2019 and intends to complete any in-process indirect auto loan closings by the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
At December 31, 2018, $22.0 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At December 31, 2018, an additional $25.0 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2018	2017
	(In millions)
Rentals receivable	$196	$248
Estimated residuals on leveraged leases	160	196
Unearned income on leveraged leases	129	160

	2018	2017	2016
	(In millions)
Pre-tax income from leveraged leases	$15	$22	$28
Income tax expense on income from leveraged leases	12	24	31
The income above does not include leveraged lease termination gains of $8 million, $1 million and $8 million with related income tax expense of $5 million, $1 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively. Pre-tax income from leveraged leases was reduced by $6 million during 2017 as a result of Tax Reform.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. The methodology is described in Note 1.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	32	(5)	202	229
Loan losses:
Charge-offs	(148)	(9)	(276)	(433)
Recoveries	45	8	57	110
Net loan losses	(103)	(1)	(219)	(323)
Allowance for loan losses, December 31, 2018	520	58	262	840
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(2)	—	—	(2)
Reserve for unfunded credit commitments, December 31, 2018	47	4	—	51
Allowance for credit losses, December 31, 2018	$567	$62	$262	$891
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$104	$2	$26	$132
Collectively evaluated for impairment	416	56	236	708
Total allowance for loan losses	$520	$58	$262	$840
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$490	$25	$419	$934
Collectively evaluated for impairment	44,725	6,411	31,082	82,218
Total loans evaluated for impairment	$45,215	$6,436	$31,501	$83,152

	2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	(28)	(42)	220	150
Loan losses:
Charge-offs	(176)	(2)	(256)	(434)
Recoveries	42	23	62	127
Net loan losses	(134)	21	(194)	(307)
Allowance for loan losses, December 31, 2017	591	64	279	934
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	(15)	(1)	—	(16)
Reserve for unfunded credit commitments, December 31, 2017	49	4	—	53
Allowance for credit losses, December 31, 2017	$640	$68	$279	$987
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$171	$8	$47	$226
Collectively evaluated for impairment	420	56	232	708
Total allowance for loan losses	$591	$64	$279	$934
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$756	$96	$706	$1,558
Collectively evaluated for impairment	41,884	5,738	30,767	78,389
Total loans evaluated for impairment	$42,640	$5,834	$31,473	$79,947

	2016
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2016	$758	$97	$251	$1,106
Provision (credit) for loan losses	95	(23)	190	262
Loan losses:
Charge-offs	(143)	(2)	(253)	(398)
Recoveries	43	13	65	121
Net loan losses	(100)	11	(188)	(277)
Allowance for loan losses, December 31, 2016	753	85	253	1,091
Reserve for unfunded credit commitments, January 1, 2016	47	5	—	52
Provision (credit) for unfunded credit losses	17	—	—	17
Reserve for unfunded credit commitments, December 31, 2016	64	5	—	69
Allowance for credit losses, December 31, 2016	$817	$90	$253	$1,160
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$231	$13	$60	$304
Collectively evaluated for impairment	522	72	193	787
Total allowance for loan losses	$753	$85	$253	$1,091
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,069	$107	$770	$1,946
Collectively evaluated for impairment	41,144	6,367	30,638	78,149
Total loans evaluated for impairment	$42,213	$6,474	$31,408	$80,095

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

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2018 and 2017.

	2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37,963	$666	$346	$307	$39,282
Commercial real estate mortgage—owner-occupied	5,193	208	81	67	5,549
Commercial real estate construction—owner-occupied	356	7	13	8	384
Total commercial	$43,512	$881	$440	$382	$45,215
Commercial investor real estate mortgage	$4,444	$52	$143	$11	$4,650
Commercial investor real estate construction	1,773	6	7	—	1,786
Total investor real estate	$6,217	$58	$150	$11	$6,436

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,236	$40	$14,276
Home equity			9,194	63	9,257
Indirect—vehicles			3,053	—	3,053
Indirect—other consumer			2,349	—	2,349
Consumer credit card			1,345	—	1,345
Other consumer			1,221	—	1,221
Total consumer			$31,398	$103	$31,501
					$83,152

	2017
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$34,420	$686	$605	$404	$36,115
Commercial real estate mortgage—owner-occupied	5,674	236	165	118	6,193
Commercial real estate construction—owner-occupied	313	3	10	6	332
Total commercial	$40,407	$925	$780	$528	$42,640
Commercial investor real estate mortgage	$3,905	$63	$89	$5	$4,062
Commercial investor real estate construction	1,706	19	46	1	1,772
Total investor real estate	$5,611	$82	$135	$6	$5,834

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,014	$47	$14,061
Home equity			10,095	69	10,164
Indirect—vehicles			3,326	—	3,326
Indirect—other consumer			1,467	—	1,467
Consumer credit card			1,290	—	1,290
Other consumer			1,165	—	1,165
Total consumer			$31,357	$116	$31,473
					$79,947

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of December 31, 2018 and 2017:

	2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$80	$22	$8	$110	$38,975	$307	$39,282
Commercial real estate mortgage—owner-occupied	12	7	—	19	5,482	67	5,549
Commercial real estate construction—owner-occupied	—	—	—	—	376	8	384
Total commercial	92	29	8	129	44,833	382	45,215
Commercial investor real estate mortgage	6	—	—	6	4,639	11	4,650
Commercial investor real estate construction	—	—	—	—	1,786	—	1,786
Total investor real estate	6	—	—	6	6,425	11	6,436
Residential first mortgage	85	53	150	288	14,236	40	14,276
Home equity	47	26	34	107	9,194	63	9,257
Indirect—vehicles	40	11	9	60	3,053	—	3,053
Indirect—other consumer	13	7	1	21	2,349	—	2,349
Consumer credit card	12	9	20	41	1,345	—	1,345
Other consumer	15	5	5	25	1,221	—	1,221
Total consumer	212	111	219	542	31,398	103	31,501
	$310	$140	$227	$677	$82,656	$496	$83,152

	2017
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28	$7	$4	$39	$35,711	$404	$36,115
Commercial real estate mortgage—owner-occupied	18	8	1	27	6,075	118	6,193
Commercial real estate construction—owner-occupied	—	—	—	—	326	6	332
Total commercial	46	15	5	66	42,112	528	42,640
Commercial investor real estate mortgage	1	1	1	3	4,057	5	4,062
Commercial investor real estate construction	—	—	—	—	1,771	1	1,772
Total investor real estate	1	1	1	3	5,828	6	5,834
Residential first mortgage	95	85	216	396	14,014	47	14,061
Home equity	53	27	37	117	10,095	69	10,164
Indirect—vehicles	48	13	9	70	3,326	—	3,326
Indirect—other consumer	9	5	—	14	1,467	—	1,467
Consumer credit card	11	7	19	37	1,290	—	1,290
Other consumer	13	4	4	21	1,165	—	1,165
Total consumer	229	141	285	655	31,357	116	31,473
	$276	$157	$291	$724	$79,297	$650	$79,947

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of December 31, 2018 and 2017. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$384	$77	$307	$113	$194	$62	36.2%
Commercial real estate mortgage—owner-occupied	76	9	67	13	54	23	42.1
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	469	87	382	126	256	88	37.3
Commercial investor real estate mortgage	11	—	11	4	7	1	9.1
Total investor real estate	11	—	11	4	7	1	9.1
Residential first mortgage	31	8	23	—	23	2	32.3
Home equity	11	2	9	—	9	—	18.2
Total consumer	42	10	32	—	32	2	28.6
	$522	$97	$425	$130	$295	$91	36.0%

	Accruing Impaired Loans 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$84	$—	$84	$14	16.7%
Commercial real estate mortgage—owner-occupied	26	2	24	2	15.4
Total commercial	110	2	108	16	16.4
Commercial investor real estate mortgage	15	1	14	1	13.3
Total investor real estate	15	1	14	1	13.3
Residential first mortgage	194	9	185	18	13.9
Home equity	195	—	195	6	3.1
Consumer credit card	1	—	1	—	—
Other consumer	6	—	6	—	—
Total consumer	396	9	387	24	8.3
	$521	$12	$509	$41	10.2%

	Total Impaired Loans 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$468	$77	$391	$113	$278	$76	32.7%
Commercial real estate mortgage—owner-occupied	102	11	91	13	78	25	35.3
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	579	89	490	126	364	104	33.3
Commercial investor real estate mortgage	26	1	25	4	21	2	11.5
Total investor real estate	26	1	25	4	21	2	11.5
Residential first mortgage	225	17	208	—	208	20	16.4
Home equity	206	2	204	—	204	6	3.9
Consumer credit card	1	—	1	—	1	—	—
Other consumer	6	—	6	—	6	—	—
Total consumer	438	19	419	—	419	26	10.3
	$1,043	$109	$934	$130	$804	$132	23.1%

	Non-accrual Impaired Loans 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$480	$80	$400	$29	$371	$103	38.1%
Commercial real estate mortgage—owner-occupied	133	15	118	20	98	38	39.8
Commercial real estate construction—owner-occupied	7	1	6	—	6	3	57.1
Total commercial	620	96	524	49	475	144	38.7
Commercial investor real estate mortgage	6	1	5	—	5	2	50.0
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	7	1	6	—	6	2	42.9
Residential first mortgage	42	11	31	—	31	3	33.3
Home equity	10	1	9	—	9	—	10.0
Total consumer	52	12	40	—	40	3	28.8
	$679	$109	$570	$49	$521	$149	38.0%

	Accruing Impaired Loans 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Accrual Status	Impaired Loans on Accrual Status with No Related Allowance	Impaired Loans on Accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$154	$8	$146	$1	$145	$19	17.5%
Commercial real estate mortgage—owner-occupied	90	5	85	—	85	8	14.4
Commercial real estate construction—owner-occupied	1	—	1	—	1	—	—
Total commercial	245	13	232	1	231	27	16.3
Commercial investor real estate mortgage	63	2	61	—	61	3	7.9
Commercial investor real estate construction	29	—	29	—	29	3	10.3
Total investor real estate	92	2	90	—	90	6	8.7
Residential first mortgage	419	13	406	—	406	39	12.4
Home equity	251	1	250	—	250	5	2.4
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	680	14	666	—	666	44	8.5
	$1,017	$29	$988	$1	$987	$77	10.4%

	Total Impaired Loans 2017
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$634	$88	$546	$30	$516	$122	33.1%
Commercial real estate mortgage—owner-occupied	223	20	203	20	183	46	29.6
Commercial real estate construction—owner-occupied	8	1	7	—	7	3	50.0
Total commercial	865	109	756	50	706	171	32.4
Commercial investor real estate mortgage	69	3	66	—	66	5	11.6
Commercial investor real estate construction	30	—	30	—	30	3	10.0
Total investor real estate	99	3	96	—	96	8	11.1
Residential first mortgage	461	24	437	—	437	42	14.3
Home equity	261	2	259	—	259	5	2.7
Consumer credit card	1	—	1	—	1	—	—
Other consumer	9	—	9	—	9	—	—
Total consumer	732	26	706	—	706	47	10.0
	$1,696	$138	$1,558	$50	$1,508	$226	21.5%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2018, 2017 and 2016. Interest income recognized represents interest on accruing loans modified in a TDR.

	2018		2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$486	$9	$747	$12	$714	$6
Commercial real estate mortgage—owner-occupied	131	6	226	5	304	5
Commercial real estate construction—owner-occupied	7	—	5	—	3	—
Total commercial	624	15	978	17	1,021	11
Commercial investor real estate mortgage	61	3	81	4	120	8
Commercial investor real estate construction	7	—	39	2	30	1
Total investor real estate	68	3	120	6	150	9
Residential first mortgage	230	8	450	15	469	15
Home equity	230	12	280	14	322	16
Indirect—vehicles	—	—	—	—	1	—
Consumer credit card	1	—	2	—	2	—
Other consumer	7	—	9	1	11	1
Total consumer	468	20	741	30	805	32
Total impaired loans	$1,160	$38	$1,839	$53	$1,976	$52

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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs for the years ended December 31, 2018 and 2017 totaled approximately $374 million and $501 million, respectively.

	2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	113	$353	$5
Commercial real estate mortgage—owner-occupied	67	42	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	181	397	5
Commercial investor real estate mortgage	25	76	3
Total investor real estate	25	76	3
Residential first mortgage	184	31	4
Home equity	106	7	—
Consumer credit card	54	1	—
Indirect—vehicles and other consumer	77	1	—
Total consumer	421	40	4
	627	$513	$12

	2017
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	134	$493	$10
Commercial real estate mortgage—owner-occupied	118	110	3
Commercial real estate construction—owner-occupied	3	2	—
Total commercial	255	605	13
Commercial investor real estate mortgage	42	104	3
Commercial investor real estate construction	5	70	2
Total investor real estate	47	174	5
Residential first mortgage	209	39	5
Home equity	116	9	—
Consumer credit card	68	1	—
Indirect—vehicles and other consumer	155	2	—
Total consumer	548	51	5
	850	$830	$23
Defaulted TDRs
The following table presents, by portfolio segment and class, TDRs that defaulted during the years ended December 31, 2018 and 2017, and that were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as placement on non-accrual status for the commercial and investor real estate portfolio segments, and 90 days past due and still accruing for the consumer portfolio segment. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in Note 1.

	2018	2017
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$33	$10
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	34	11
Commercial investor real estate mortgage	5	—
Total investor real estate	5	—
Residential first mortgage	8	9
Home equity	—	1
Total consumer	8	10
	$47	$21
Commercial and investor real estate loans that were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2018, approximately $42 million of commercial and investor real estate loans modified in a TDR during the year ended December 31, 2018 were on non-accrual status.
At December 31, 2018, Regions had restructured binding unfunded commitments totaling $8 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2018	2017	2016
	(In millions)
Carrying value, beginning of year	$336	$324	$252
Additions	111	64	108
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	18	(8)	4
Economic amortization associated with borrower repayments (1)	(47)	(44)	(40)
Carrying value, end of year	$418	$336	$324
_________

(1)	"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
In 2016, the Company purchased the rights to service approximately $7.6 billion in residential mortgage loans for approximately $69 million.
In 2017, the Company purchased the rights to service approximately $2.7 billion in residential mortgage loans for approximately $30 million.
In 2018, the Company purchased the rights to service approximately $6.1 billion in residential mortgage loans for approximately $77 million. Approximately $7 million of the purchase price will be paid in 2019.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2018	2017
	(Dollars in millions)
Unpaid principal balance	$36,450	$32,076
Weighted-average CPR (%)	9.0%	9.9%
Estimated impact on fair value of a 10% increase	$(24)	$(22)
Estimated impact on fair value of a 20% increase	$(43)	$(39)
Option-adjusted spread (basis points)	755	861
Estimated impact on fair value of a 10% increase	$(13)	$(11)
Estimated impact on fair value of a 20% increase	$(26)	$(22)
Weighted-average coupon interest rate	4.2%	4.1%
Weighted-average remaining maturity (months)	281	281
Weighted-average servicing fee (basis points)	27.1	27.4
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

	2018	2017	2016
	(In millions)
Servicing related fees and other ancillary income	$95	$96	$86
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 for additional information. Also see Note 24 for additional information related to the guarantee.
As of December 31, 2018 and 2017, the DUS servicing portfolio was approximately $3.6 billion and $2.9 billion, respectively. The related commercial MSRs were approximately $56 million and $48 million at December 31, 2018 and 2017, respectively. The estimated fair value of the loss share guarantee was approximately $4 million at both December 31, 2018 and 2017.
NOTE 8. OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, marketable equity securities, and operating lease assets.

FRB AND FHLB STOCK
The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2018	2017
	(In millions)
Federal Reserve Bank	$488	$492
Federal Home Loan Bank	377	192
MARKETABLE EQUITY SECURITIES
Effective January 1, 2018, Regions adopted new accounting guidance that requires equity investments to be recorded at fair value with changes in fair value reported in net income. See Note 1 for related disclosure.
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets in the consolidated balance sheets. Total marketable equity securities were $429 million and $414 million at December 31, 2018 and 2017, respectively. Losses recognized in earnings for marketable equity securities still being held by the Company at December 31, 2018 were $11 million.
OPERATING LEASE ASSETS
The Company's investments in operating leases represent assets such as equipment, vehicles and aircraft. The following table presents investments in operating leases at December 31:

	2018	2017
	(In millions)
Lease assets	$591	$685
Accumulated depreciation	(222)	(196)
Investments in operating leases, net	$369	$489
The following table presents the minimum future rental payments due from customers for operating leases as of December 31:

Future rental payments
(In millions)
2019	$57
2020	43
2021	30
2022	16
2023	7
Thereafter	13
$166
NOTE 9. PREMISES AND EQUIPMENT
A summary of premises and equipment, net at December 31 is as follows:

	2018	2017
	(In millions)
Land	$481	$484
Premises and improvements	1,830	1,751
Furniture and equipment	994	982
Software	699	624
Leasehold improvements	379	388
Construction in progress	220	249
	4,603	4,478
Accumulated depreciation and amortization	(2,558)	(2,414)
	$2,045	$2,064

NOTE 10. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at December 31 is presented as follows:

	2018	2017
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	377	452
	$4,829	$4,904
The goodwill allocated to the Wealth Management reportable segment decreased in 2018 due to the sale of Regions Insurance Group, Inc. See Note 3 for more information related to this transaction.
Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2018, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the quantitative goodwill impairment tests were deemed unnecessary.

OTHER INTANGIBLES
The following table presents other intangibles and related accumulated amortization as of December 31:

	2018	2017	2018	2017	2018	2017
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$966	$950	$45	$61
Purchased credit card relationship assets	175	175	129	116	46	59
Customer relationship and employment agreement assets	—	75	—	43	—	32
Other—amortizing (1)	19	19	13	12	6	7
DUS license (2)					15	15
Other—non-amortizing (3)					3	3
	$1,205	$1,280	$1,108	$1,121	$115	$177
_________
(1) Includes intangible assets related to acquired trust services, trade names and intellectual property.
(2) The DUS license is a non-amortizing intangible asset.
(3) Includes non-amortizing intangible assets related to other acquired trust services.
Core deposit intangible assets are being amortized in other non-interest expense on an accelerated basis over their expected useful lives. Purchased credit card relationship assets are being amortized in other non-interest expense primarily on an accelerated basis over a period ranging from 2 to 8 years.
Customer relationship and employment agreement assets were zero at 2018 due to the sale of Regions Insurance Group, Inc.
Regions purchased a DUS license in 2014. The intangible asset associated with the DUS license is a non-amortizing intangible asset. Refer to Note 7 for additional information related to this license.

The aggregate amount of amortization expense for core deposit intangibles, purchased credit card relationship assets, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2019	$26
2020	22
2021	18
2022	14
2023	10
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any other identifiable intangible assets occurred during 2018, 2017 or 2016.
NOTE 11. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2018	2017
	(In millions)
Savings	$8,788	$8,413
Interest-bearing transaction	19,175	20,161
Money market—domestic	24,111	25,306
Money market—foreign	—	23
Time deposits	7,364	6,859
Interest-bearing customer deposits	$59,438	$60,762

The aggregate amount of time deposits of $250,000 or more, including certificates of deposit of $250,000 or more, was $1.7 billion and $1.3 billion at December 31, 2018 and 2017, respectively.
At December 31, 2018, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2018
(In millions)
2019	$3,781
2020	1,455
2021	1,150
2022	505
2023	428
Thereafter	45
$7,364
NOTE 12. SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31:

	2018	2017
	(In millions)
Company funding sources:
FHLB advances	$1,600	$500
	$1,600	$500

NOTE 13. LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2018	2017
	(In millions)
Regions Financial Corporation (Parent):
2.00% senior notes due May 2018	$—	$101
3.20% senior notes due February 2021	1,101	1,101
2.75% senior notes due August 2022	996	995
3.80% senior notes due August 2023	497	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	157	158
7.375% subordinated notes due December 2037	298	297
Valuation adjustments on hedged long-term debt	(47)	(50)
	3,102	2,702
Regions Bank:
FHLB advances	6,902	3,653
2.25% senior notes due September 2018	—	749
7.50% subordinated notes due May 2018	—	500
2.75% senior notes due April 2021	548	—
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	349	—
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	499	—
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	499	—
6.45% subordinated notes due June 2037	495	495
Other long-term debt	33	35
Valuation adjustments on hedged long-term debt	(3)	(2)
	9,322	5,430
Total consolidated	$12,424	$8,132

As of December 31, 2018, Regions had three issuances and Regions Bank had one issuance of subordinated notes totaling $555 million and $495 million, respectively, with stated interest rates ranging from 6.45% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
During 2018, Regions issued $500 million of senior notes, and simultaneously entered into an interest rate swap effectively converting the notes to floating rate notes at 1 month LIBOR. Regions also had $100 million of senior notes mature during 2018.
Also in 2018, Regions Bank issued $1.9 billion of senior notes. These senior notes included an issuance of $550 million of 2.75% senior notes, which were effectively converted to floating rate notes at 1 month LIBOR through the simultaneous execution of an interest rate swap. Regions Bank also redeemed $750 million of senior notes and had $500 million of subordinated notes mature during 2018.
FHLB advances at December 31, 2018, 2017 and 2016 had a weighted-average interest rate of 2.6 percent, 1.4 percent, and 0.8 percent, respectively, with remaining maturities ranging from less than one year to twelve years and a weighted-average of 0.9 years. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2018 and 2017. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 8 for the amount of FHLB stock held at December 31, 2018 and 2017. Regions’ total borrowing capacity with the FHLB (including outstanding advances) as of December 31, 2018, based on assets available for collateral at that date, was approximately $17.2 billion.

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.2 percent, 3.0 percent, and 2.4 percent for the years ended December 31, 2018, 2017 and 2016, respectively. Further discussion of derivative instruments is included in Note 21.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2019	$—	$4,454
2020	—	2,479
2021	1,069	1,893
2022	973	—
2023	505	—
Thereafter	555	496
	$3,102	$9,322
In February 2016, Regions filed a shelf registration statement with the SEC. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2019. Regions expects to file a new shelf registration statement on or about February 22, 2019.
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
On January 28, 2019, through a reopening of its 3.80% senior notes due August 2023, Regions issued $500 million of senior notes, which were effectively converted to floating rate notes at 1 month LIBOR through the simultaneous execution of an interest rate swap.
NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2018 and 2017, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2018 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).

The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2018 (2)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules (1)	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$10,371	9.90%	4.50%	N/A
Regions Bank	12,109	11.59	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$11,190	10.68%	6.00%	6.00%
Regions Bank	12,109	11.59	6.00	8.00
Total capital:
Regions Financial Corporation	$13,056	12.46%	8.00%	10.00%
Regions Bank	13,494	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	$11,190	9.32%	4.00%	N/A
Regions Bank	12,109	10.12	4.00	5.00%

	December 31, 2017		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules (1)	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$11,152	11.05%	4.50%	N/A
Regions Bank	12,560	12.49	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$11,964	11.86%	6.00%	6.00%
Regions Bank	12,560	12.49	6.00	8.00
Total capital:
Regions Financial Corporation	$13,903	13.78%	8.00%	10.00%
Regions Bank	14,042	13.97	8.00	10.00
Leverage capital:
Regions Financial Corporation	$11,964	10.01%	4.00%	N/A
Regions Bank	12,560	10.54	4.00	5.00%
 _________
(1) The 2018 and 2017 capital ratios were calculated at different points of the phase-in period under the Basel III Rules and therefore are not directly comparable.
(2) The 2018 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
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

In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2018, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 15. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

						2018	2017
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $64 million in cash dividends on preferred stock, during both 2018 and 2017.
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
COMMON STOCK
On June 28, 2018, Regions received no objection from the Federal Reserve to its 2018 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase. As part of the Company's capital plan, the Board authorized a new $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the second quarter of 2019. This plan is inclusive of the capital generated from the sale of Regions Insurance Group, Inc. and related affiliates (see Note 3). The capital plan included a proposed increase of the quarterly common stock dividend to $0.14 per common share that began in the third quarter of 2018.
Regions declared $0.46 per share in cash dividends for 2018, $0.315 for 2017, and $0.255 for 2016.
As of December 31, 2018, Regions had repurchased approximately 90.4 million shares of common stock at a total cost of approximately $1.7 billion under this plan. The Company continued to repurchase shares under this plan in the first quarter of 2019, and as of February 21, 2019, Regions had additional repurchases of approximately 7.4 million shares of common stock at a total cost of approximately $114.0 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
Prior to the new common stock repurchase plan, Regions had authorization to repurchase $1.47 billion in common shares. As of June 30, 2018, Regions had repurchased approximately 90.6 million shares of common stock at a total cost of approximately $1.47 billion under this plan and concluded the plan during the second quarter of 2018.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31:

	2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	6	(244)	(12)	35	(215)
End of year	$(27)	$(397)	$(63)	$(477)	$(964)

	2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(33)	$(106)	$11	$(422)	$(550)
Net change	6	(12)	(51)	(9)	(66)
Reclassification of the Tax Reform related revaluation of deferred tax items within AOCI	(6)	(35)	(11)	(81)	(133)
End of year	$(33)	$(153)	$(51)	$(512)	$(749)

	2016
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(47)	$(10)	$75	$(398)	$(380)
Net change	14	(96)	(64)	(24)	(170)
End of year	$(33)	$(106)	$11	$(422)	$(550)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31:

		2018	2017	2016
Details about Accumulated Other Comprehensive Income (Loss) Components		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
		(In millions)
Unrealized losses on securities transferred to held to maturity:
		$(9)	$(10)	$(22)	Net interest income and other financing income
		3	4	8	Tax (expense) or benefit
		$(6)	$(6)	$(14)	Net of tax
Unrealized gains and (losses) on available for sale securities:
		$—	$19	$6	Securities gains, net
		—	(7)	(2)	Tax (expense) or benefit
		$—	$12	$4	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts		$12	$86	$143	Net interest income and other financing income
		(3)	(33)	(54)	Tax (expense) or benefit
		$9	$53	$89	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	(2)	$(36)	$(48)	$(34)	Total before tax
		8	17	12	Tax (expense) or benefit
		$(28)	$(31)	$(22)	Net of tax

Total reclassifications for the period		$(25)	$28	$57	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in other non-interest expense on the consolidated statements of income (see Note 18 for additional details).

NOTE 16. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2018	2017	2016
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,568	$1,241	$1,154
Preferred stock dividends	(64)	(64)	(64)
Income from continuing operations available to common shareholders	1,504	1,177	1,090
Income from discontinued operations, net of tax	191	22	9
Net income available to common shareholders	$1,695	$1,199	$1,099
Denominator:
Weighted-average common shares outstanding—basic	1,092	1,186	1,255
Potential common shares	10	12	6
Weighted-average common shares outstanding—diluted	1,102	1,198	1,261
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$1.38	$0.99	$0.87
Diluted	1.36	0.98	0.86
Earnings per common share from discontinued operations(1):
Basic	$0.18	$0.02	$0.01
Diluted	0.17	0.02	0.01
Earnings per common share(1):
Basic	$1.55	$1.01	$0.87
Diluted	1.54	1.00	0.87
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 6 million, 14 million and 27 million in stock options, restricted stock units and awards and performance stock units for the years ended December 31, 2018, 2017 and 2016, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 43 million at December 31, 2018.
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
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2018	2017	2016
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$50	$62	$52
Tax benefits related to share-based compensation cost (1)	(13)	(23)	(20)
Compensation cost of share-based compensation awards, net of tax	$37	$39	$32
________
(1) The tax benefits related to share-based compensation cost for 2018 exclude (a) excess tax benefits of $16 million related to settled share-based compensation awards and (b) tax expense of $3 million related to expired stock options.
STOCK OPTIONS
The following table summarizes the activity for 2018, 2017 and 2016 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2015	19,350,157	$21.06	$20	2.45 yrs
Granted	—	—
Exercised	(1,954,064)	5.80
Forfeited or expired	(3,941,046)	34.39
Outstanding at December 31, 2016	13,455,047	$19.37	$34	1.83 yrs
Granted	—	—
Exercised	(1,204,138)	6.69
Forfeited or expired	(2,843,011)	34.00
Outstanding at December 31, 2017	9,407,898	$16.58	$35	1.05 yrs
Granted	—	—
Exercised	(1,619,206)	7.08
Forfeited or expired	(6,063,969)	21.88
Outstanding at December 31, 2018	1,724,723	$6.86	$11	1.74 yrs
Exercisable at December 31, 2018	1,724,723	$6.86	$11	1.74 yrs
The aggregate intrinsic value of exercised options was $10 million for 2018, $13 million for 2017, and $17 million for 2016. Cash received from options exercised was $11 million, $8 million, and $11 million in 2018, 2017, and 2016, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $4 million for 2018, $3 million for 2017, and $4 million for 2016.
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2018, 2017 and 2016, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2018, 2017 and 2016 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	16,374,242	$9.51
Granted	6,867,672	7.93
Vested	(5,829,974)	8.28
Forfeited	(852,998)	9.07
Non-vested at December 31, 2016	16,558,942	$9.31
Granted	3,993,591	14.57
Vested	(4,657,544)	11.06
Forfeited	(631,955)	10.04
Non-vested at December 31, 2017	15,263,034	$10.12
Granted	3,051,090	18.17
Vested	(6,038,566)	9.64
Forfeited	(747,021)	13.00
Non-vested at December 31, 2018	11,528,537	$12.32
As of December 31, 2018, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $53 million, which will be recognized over a weighted-average period of 1.68 years. The total fair value of shares vested during the years ended December 31, 2018, 2017, and 2016, was $112 million, $68 million, and $47 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2018, 2017 and 2016.
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2018	2017	2018	2017	2018	2017
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,134	$1,979	$151	$180	$2,285	$2,159
Service cost	35	34	3	4	38	38
Interest cost	70	72	5	5	75	77
Actuarial (gains) losses	(211)	202	(3)	12	(214)	214
Benefit payments	(159)	(150)	(11)	(7)	(170)	(157)
Administrative expenses	(4)	(3)	—	—	(4)	(3)
Plan settlements	—	—	—	(43)	—	(43)
Projected benefit obligation, end of year	$1,865	$2,134	$145	$151	$2,010	$2,285
Change in plan assets
Fair value of plan assets, beginning of year	$2,218	$1,990	$—	$—	$2,218	$1,990
Actual return on plan assets	(50)	306	—	—	(50)	306
Company contributions	100	75	11	50	111	125
Benefit payments	(159)	(150)	(11)	(7)	(170)	(157)
Administrative expenses	(4)	(3)	—	—	(4)	(3)
Plan settlements	—	—	—	(43)	—	(43)
Fair value of plan assets, end of year	$2,105	$2,218	$—	$—	$2,105	$2,218
Funded status and accrued benefit (cost) at measurement date	$240	$84	$(145)	$(151)	$95	$(67)
Amount recognized in the Consolidated Balance Sheets:
Other assets	$240	$93	$—	$—	$240	$93
Other liabilities	—	(9)	(145)	(151)	(145)	(160)
	$240	$84	$(145)	$(151)	$95	$(67)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$604	$644	$39	$48	$643	$692
Prior service cost (credit)	—	—	1	1	1	1
	$604	$644	$40	$49	$644	$693

The accumulated benefit obligation for the qualified plans was $1.8 billion and $2.0 billion as of December 31, 2018 and 2017, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of both December 31, 2018 and 2017. The accumulated benefit obligation for the non-qualified plans was $141 million and $143 million as of December 31, 2018 and 2017, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2018 and 2017, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.

Net periodic pension cost (benefit) included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In millions)
Service cost	$35	$34	$35	$3	$4	$4	$38	$38	$39
Interest cost	70	72	73	5	5	5	75	77	78
Expected return on plan assets	(153)	(143)	(145)	—	—	—	(153)	(143)	(145)
Amortization of actuarial loss	31	32	31	5	4	3	36	36	34
Settlement charge	—	—	—	—	12	—	—	12	—
Net periodic pension (benefit) cost	$(17)	$(5)	$(6)	$13	$25	$12	$(4)	$20	$6
The service cost component of net periodic pension cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The settlement charge in 2017 relates to the settlement of liabilities under the SERP for certain plan participants.
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2018	2017	2018	2017
Discount rate	4.38%	3.71%	4.18%	3.50%
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%
The weighted-average assumptions used to determine net periodic (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2018	2017	2016	2018	2017	2016
Discount rate	3.70%	4.34%	4.56%	3.49%	3.93%	4.19%
Expected long-term rate of return on plan assets	6.84%	7.25%	7.75%	N/A	N/A	N/A
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated return of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2019, the expected long-term rate of return on plan assets is 6.84 percent.
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
Regions’ qualified pension plans have a portion of their investments in Regions' common stock. At December 31, 2018, the plans held 2,855,618 shares, which represents a total market value of approximately $38 million, or approximately 1.8 percent of the plans' assets.

The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2018				2017
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$158	$—	$—	$158	$48	$—	$—	$48
Fixed income securities:
U.S. Treasury and federal agency securities	$—	$148	$—	$148	$—	$172	$—	$172
Corporate bonds	—	216	—	216	—	216	—	216
Total fixed income securities	$—	$364	$—	$364	$—	$388	$—	$388
Equity securities:
Domestic	$287	$—	$—	$287	$427	$—	$—	$427
International	186	—	—	186	32	—	—	32
Total equity securities	$473	$—	$—	$473	$459	$—	$—	$459
International mutual funds	$159	$—	$—	$159	$100	$—	$—	$100
Total assets in the fair value hierarchy	$790	$364	$—	$1,154	$607	$388	$—	$995
Collective trust funds:
Fixed income fund(1)				$405				$388
Common stock fund(1)				246				265
International fund(1)				—				216
Total collective trust funds				$651				$869
Hedge funds measured at NAV(1)				$1				$46
Real estate funds measured at NAV(1)				$200				$197
Private equity funds measured at NAV(1)				$99				$111
				$2,105				$2,218
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
Investments held in the plans consist of cash and cash equivalents, fixed income securities , equity securities, collective trust funds, hedge funds, real estate funds, private equity and other assets and are recorded at fair value on a recurring basis. See Note 1 for a description of valuation methodologies related to U.S. Treasuries, federal agency securities, and equity securities. The methodology described in Note 1 for other debt securities is applicable to corporate bonds.
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

Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified	Non-qualified
	(In millions)
Expected Employer Contributions:
2019	$—	$9
Expected Benefit Payments:
2019	$121	$9
2020	121	10
2021	127	24
2022	129	17
2023	130	13
Next five years	668	56
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. In 2018, 2017 and 2016, Regions provided an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $18 million for both 2018 and 2017 and $17 million for 2016. Eligible employees who are already contributing to the 401(k) plan will continue to receive up to a 4 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $48 million in both 2018 and 2017 and $45 million in 2016. Regions’ 401(k) plan held 23 million shares and 26 million shares of Regions' common stock at December 31, 2018 and 2017, respectively. The 401(k) plan received approximately $10 million, $8 million and $9 million in dividends on Regions' common stock for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective January 1, 2019, for eligible employees, the Company match for the 401(k) plan increased from 4 percent to 5 percent.
Regions also sponsors defined benefit postretirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. The assumed health care cost trend rate for postretirement medical benefits was 6.10 percent for 2018 and is assumed to decrease gradually to 4.50 percent by 2038 and remain at that level thereafter. There was no material impact from other postretirement benefits on the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016. The accumulated postretirement benefit obligation for these plans was $17 million and $19 million as of December 31, 2018 and 2017, respectively.

NOTE 19. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2018	2017	2016
	(In millions)
Investment services fee income	$71	$60	$58
Commercial credit fee income	71	71	73
Bank-owned life insurance	65	81	95
Market value adjustments on employee benefit assets - defined benefit	(6)	—	—
Market value adjustments on employee benefit assets - other	(5)	16	3
Insurance proceeds	—	—	50
Other miscellaneous income	100	75	122
	$296	$303	$401
The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2018	2017	2016
	(In millions)
Outside services	$187	$172	$154
Professional, legal and regulatory expenses	119	93	92
Marketing	92	93	101
FDIC insurance assessments	85	108	99
Branch consolidation, property and equipment charges	11	22	58
Visa class B shares expense	10	19	15
Provision (credit) for unfunded credit losses	(2)	(16)	17
Loss on early extinguishment of debt	—	—	14
Other miscellaneous expenses	461	461	437
	$963	$952	$987
NOTE 20. INCOME TAXES
The components of income tax expense from continuing operations for the years ended December 31 were as follows:

	2018	2017	2016
	(In millions)
Current income tax expense:
Federal	$175	$373	$442
State	29	30	21
Total current expense	$204	$403	$463
Deferred income tax expense:
Federal	$130	$180	$1
State	53	36	46
Total deferred expense	$183	$216	$47
Total income tax expense	$387	$619	$510
__________
Note: The table above does not include total income tax expense (benefit) from discontinued operations of $80 million, $(3) million, and $7 million in 2018, 2017 and 2016, respectively. The deferred income tax expense (benefit) reflected in discontinued operations was $43 million, $(7) million and $20 million in 2018, 2017 and 2016, respectively.
On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduced the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. With the enactment of Tax Reform, the Company recognized additional income tax expense of approximately $61 million at December 31, 2017. This amount represented an estimate based on information available at December 31, 2017. During 2018, the Company made the determination to and completed administrative filings with the Internal Revenue Service that allowed it to accelerate various deductions into 2017. As a result, the Company recognized during the 2018 measurement period approximately $37 million in tax benefits due to Tax Reform. The measurement period ended in December 2018.

Except for the revaluation adjustment recorded in 2017 due to Tax Reform related to unrealized gains and losses included in stockholders' equity, income tax expense does not reflect the tax effects of unrealized losses on securities transferred to held to maturity, unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit pension plans and other postretirement benefits. Refer to Note 15 for additional information on stockholders' equity and accumulated other comprehensive income (loss).
The Company accounts for investment tax credits using the deferral method. Investment tax credits generated totaled $90 million, $102 million and $54 million for 2018, 2017 and 2016, respectively.
Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent for the year ended December 31, 2018 and 35 percent for the years ended December 31, 2017 and 2016, as shown in the following table:

	2018	2017	2016
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$410	$651	$582
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	65	43	44
Tax-exempt interest	(37)	(54)	(49)
Affordable housing investment amortization, net of tax benefits (excluding Tax Reform)	(37)	(52)	(50)
Deferred tax revaluation and other impacts of Tax Reform	(37)	61	—
Non-deductible expenses	28	3	5
Bank-owned life insurance	(16)	(32)	(37)
Lease financing	11	16	28
Other, net	—	(17)	(13)
Income tax expense	$387	$619	$510
Effective tax rate	19.8%	33.3%	30.6%
__________
Note: Income tax expense includes amortization of affordable housing investments of $137 million, $160 million (including $23 million due to impact of Tax Reform) and $117 million for 2018, 2017 and 2016, respectively. The additional income tax expense due to Tax Reform of $61 million in 2017 included $133 million of income tax expense related to the revaluation of unrealized gains and losses included in stockholders' equity.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2018	2017
	(In millions)
Deferred tax assets:
Unrealized losses included in stockholders’ equity	$325	$253
Allowance for loan losses	226	249
State net operating loss carryfowards, net of federal tax effect	73	82
Accrued expenses	48	55
Federal tax credit carryforwards	14	13
Fixed assets	—	4
Other	21	33
Total deferred tax assets	707	689
Less: valuation allowance	(30)	(34)
Total deferred tax assets less valuation allowance	677	655
Deferred tax liabilities:
Lease financing	330	292
Goodwill and intangibles	94	99
Employee benefits and deferred compensation	82	2
Mortgage servicing rights	73	63
Fixed assets	41	—
Other	37	36
Total deferred tax liabilities	657	492
Net deferred tax asset	$20	$163
The following table provides details of the Company’s tax carryforwards at December 31, 2018, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
	(In millions)
General business credits	2038	$14	$—	$14	$ N/A
Net operating losses-states	2019-2023	45	(9)	36	710
Net operating losses-states	2024-2030	21	(15)	6	115
Net operating losses-states	2031-2038	7	(6)	1	13
Other credits-states	2019-2023	2	—	2	N/A
Other credits-states	2024-2030	1	—	1	N/A
________
(1) N/A indicates that credits are not measured on a pre-tax basis.

Of the $20 million net deferred tax asset, $60 million relates to net operating losses and tax credit carryforwards, $45 million of which expires before 2031 (as detailed in the table above).
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2018, positive evidence supporting the realization of the deferred tax assets includes a history of positive earnings with no history of significant tax credit carryforwards expiring unused. In addition, the reversal of taxable temporary differences, excluding goodwill and the inclusion of the accretion of taxable temporary differences related to leveraged leases acquired in a previous business combination, will offset approximately $593 million of the gross deferred tax assets.
The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $30 million against such benefits at December 31, 2018 compared to $34 million at December 31, 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
	(In millions)
Balance at beginning of year	$27	$31	$38
Additions based on tax positions related to the current year	11	—	3
Reductions based on tax positions taken in a prior period	(13)	—	(6)
Settlements	(11)	—	(3)
Expiration of statute of limitations	(1)	(4)	(1)
Balance at end of year	$13	$27	$31
The Company files U.S. federal, state, and local income tax returns. In 2015, the Company entered the IRS’s Compliance Assurance Process program and tax years 2017 and 2018 remain open. Other than potential adjustments related to tax attribute carryovers, tax years prior to 2017 are no longer subject to examination by the IRS. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2014. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $2 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.
As of December 31, 2018, 2017 and 2016, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $10 million, $21 million and $20 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
Income tax expense for 2018, 2017 and 2016, includes a total expense (benefit) of $(2) million, $(2) million and $1 million, respectively, for interest expense, interest income and penalties before the impact of any applicable federal and state deductions. As of December 31, 2018 and 2017, the Company had a liability of zero and $2 million, respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31, 2018 and 2017. Beginning in the first quarter of 2018, variation margin payments made for derivatives cleared through LCH Limited are legally characterized as settlements of the derivatives. Exchange traded derivatives cleared through LCH Limited were not offset prior to January 2018.

	2018			2017
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,231			$3,060	$1	$43
Derivatives in cash flow hedging relationships:
Interest rate swaps	8,750			6,825	5	188
Interest rate floors (2)	3,250	$72		—	—	—
Total derivatives designated as hedging instruments	$15,231	$72		$9,885	$6	$231
Derivatives not designated as hedging instruments:
Interest rate swaps	$49,737	$193	$237	$40,841	$308	$342
Interest rate options	7,178	29	20	4,598	23	15
Interest rate futures and forward commitments	7,961	4	9	20,404	6	5
Other contracts	7,287	72	74	5,721	51	48
Total derivatives not designated as hedging instruments	$72,163	$298	$340	$71,564	$388	$410
Total derivatives	$87,394	$370	$340	$81,449	$394	$641

Total gross derivative instruments, before netting		$370	$340		$394	$641
Less: Legally enforceable master netting agreements		108	108		107	107
Less: Cash collateral received/posted		135	71		34	131
Total gross derivative instruments, after netting (3)		$127	$161		$253	$403
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)	Estimated fair value includes premium and change in fair value of the interest rate floors.

(3)
As of December 31, 2018, financial instruments posted of $24 million were not offset in the consolidated balance sheets. As of December 31, 2017, cash collateral posted of $257 million and financial instruments posted of $50 million were not offset in the consolidated balance sheets.

HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. Additional information regarding accounting policies for derivatives is described in Note 1.
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

Regions recognized an unrealized after-tax gain of $51 million and $147 million in accumulated other comprehensive income (loss) at December 31, 2018 and 2017, respectively, related to discontinued cash flow hedges of loan instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $45 million and $68 million during the years ended December 31, 2018 and 2017, respectively related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify into earnings approximately $31 million in pre-tax expense due to the receipt or payment of interest payments on all cash flow hedges and interest rate within the next twelve months. Included in this amount is $14 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of December 31, 2018.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income for the years ended December 31:

	Year Ended December 31, 2018
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$625	$3,613	$250	$322	$963

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$—	$(15)	$—
Recognized on derivatives	4	—	—	1	—
Recognized on hedged items	(4)	—	—	(1)	—
Net income (expense) recognized on fair value hedges	$(1)	$—	$—	$(15)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$12	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$12	$—	$—	$—

	Year Ended December 31, 2017
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$596	$3,228	$156	$212	$952

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(4)	$—	$—	$2	$—
Recognized on derivatives	—	—	—	—	(19)
Recognized on hedged items	—	—	—	—	20
Net income (expense) recognized on fair value hedges	$(4)	$—	$—	$2	$1

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$86	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$86	$—	$—	$—

	Year Ended December 31, 2016
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$563	$3,066	$117	$196	$987

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(9)	$—	$—	$12	$—
Recognized on derivatives	—	—	—	—	(33)
Recognized on hedged items	—	—	—	—	30
Net income (expense) recognized on fair value hedges	$(9)	$—	$—	$12	$(3)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$143	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$143	$—	$—	$—
____
(1) See Note 15 for gain or (loss) recognized for cash flow hedges in AOCI.
(2) Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$85	$—	$604	$4
Long-term borrowings	(3,103)	50	—	—

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of interest rate swaps, option contracts, and futures and forward commitments that result from transactions with its commercial customers in which they manage their risks by entering into a derivative with Regions. The Company monitors and manages the net risk in this customer portfolio and enters into separate derivative contracts in order to reduce the overall exposure to pre-defined limits.  For both derivatives with its end customers and derivatives Regions enters into to mitigate the risk in this portfolio, the Company is subject to market risk and the risk that the counterparty will default.  The contracts in this portfolio are not designated as accounting hedges and are marked-to market through earnings (in capital markets income) and included in other assets and other liabilities, as appropriate.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2018 and 2017, Regions had $191 million and $197 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at the lower of cost or market or at fair value based on management's election. At December 31, 2018 and 2017, Regions had $429 million and $481 million, respectively, in total notional amount related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs on its consolidated statements of income. As of December 31, 2018 and 2017, the total notional amount related to these contracts was $5.7 billion and $4.8 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2018	2017	2016
	(In millions)
Capital markets income:
Interest rate swaps	$19	$11	$13
Interest rate options	28	28	23
Interest rate futures and forward commitments	3	10	4
Other contracts	5	(10)	(3)
Total capital markets income	55	39	37
Mortgage income:
Interest rate swaps	(12)	2	(2)
Interest rate options	—	(7)	(2)
Interest rate futures and forward commitments	(8)	(3)	8
Total mortgage income	(20)	(8)	4
	$35	$31	$41

Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at December 31, 2018 and 2017, totaled approximately $130 million and $251 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2019 and 2026. Credit derivatives whereby Regions has sold credit protection have maturities between 2019 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2018 was approximately $529 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2018 and 2017 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings fall below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2018 and 2017, was $45 million and $91 million, respectively, for which Regions had posted collateral of $43 million and $90 million, respectively, in the normal course of business.

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

	2018				2017
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$280	$—	$—	$280	$331	$—	$—	$331
Federal agency securities	—	43	—	43	—	28	—	28
Mortgage-backed securities (MBS):
Residential agency	—	16,624	—	16,624	—	17,431	—	17,431
Residential non-agency	—	—	2	2	—	—	3	3
Commercial agency	—	3,835	—	3,835	—	3,714	—	3,714
Commercial non-agency	—	760	—	760	—	788	—	788
Corporate and other debt securities	—	1,182	3	1,185	—	1,105	3	1,108
Total debt securities available for sale	$280	$22,444	$5	$22,729	$331	$23,066	$6	$23,403
Loans held for sale	$—	$251	$—	$251	$—	$325	$—	$325
Marketable equity securities(2)	$429	$—	$—	$429	$414	$—	$—	$414
Residential mortgage servicing rights	$—	$—	$418	$418	$—	$—	$336	$336
Derivative assets:
Interest rate swaps	$—	$193	$—	$193	$—	$314	$—	$314
Interest rate options	—	96	5	101	—	18	5	23
Interest rate futures and forward commitments	—	4	—	4	—	6	—	6
Other contracts	2	70	—	72	2	49	—	51
Total derivative assets	$2	$363	$5	$370	$2	$387	$5	$394
Derivative liabilities:
Interest rate swaps	$—	$237	$—	$237	$—	$573	$—	$573
Interest rate options	—	20	—	20	—	15	—	15
Interest rate futures and forward commitments	—	9	—	9	—	5	—	5
Other contracts	2	69	3	74	2	46	—	48
Total derivative liabilities	$2	$335	$3	$340	$2	$639	$—	$641
Non-recurring fair value measurements
Loans held for sale	$—	$—	$10	$10	$—	$—	$20	$20
Equity investments without a readily determinable fair value(3)	—	—	27	27	—	—	—	—
Foreclosed property and other real estate	—	16	3	19	—	24	9	33
_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

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
The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017 and 2016, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at December 31, 2018, 2017 and 2016 are not material.

	Year Ended December 31, 2018
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2018	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2018
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	(29)	(1)	—	111	—	—	—	—	—	$418

	Year Ended December 31, 2017
	Opening Balance January 1, 2017	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2017
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$324	(52)	(1)	—	64	—	—	—	—	—	$336

	Year Ended December 31, 2016
	Opening Balance January 1, 2016	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2016
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$252	(36)	(1)	—	108	—	—	—	—	—	$324
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2018	2017
	(In millions)
Loans held for sale	$(13)	$(22)
Foreclosed property and other real estate	(15)	(31)
Equity investments without a readily determinable fair value	8	—

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2018, 2017 and 2016. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2018, 2017 and 2016 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2018
	Level 3 Estimated Fair Value at December 31, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$418	Discounted cash flow	Weighted-average CPR (%)	4.4% - 42.6% (9.0%)
			OAS (%)	5.7% - 15.0% (7.6%)

	December 31, 2017
	Level 3 Estimated Fair Value at December 31, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$336	Discounted cash flow	Weighted-average CPR (%)	7.9% - 28.1% (9.9%)
			OAS (%)	8.1% - 15.0% (8.6%)

	December 31, 2016
	Level 3 Estimated Fair Value at December 31, 2016	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$324	Discounted cash flow	Weighted-average CPR (%)	5.7% - 24.3% (7.6%)
			OAS (%)	8.2% - 13.6% (10.5%)
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2018			2017
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$251	$242	$9	$325	$314	$11
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

	2018	2017
	(In millions)
Net gains (losses) resulting from changes in fair value	$(2)	$5
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2018 are as follows:

	2018
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,538	$3,538	$3,538	$—	$—
Debt securities held to maturity	1,482	1,460	—	1,460	—
Debt securities available for sale	22,729	22,729	280	22,444	5
Loans held for sale	304	304	—	287	17
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	81,054	79,386	—	—	79,386
Other earning assets(4)	1,350	1,350	429	921	—
Derivative assets	370	370	2	363	5
Financial liabilities:
Derivative liabilities	340	340	2	335	3
Deposits	94,491	94,531	—	94,531	—
Short-term borrowings	1,600	1,600	—	1,600	—
Long-term borrowings	12,424	12,610	—	12,408	202
Loan commitments and letters of credit	79	435	—	—	435

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at December 31, 2018 was $1.7 billion or 2.1 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.1 billion at December 31, 2018.

(4)	Excluded from this table is the operating lease carrying amount of $369 million at December 31, 2018.
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2017 are as follows:

	2017
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,981	$3,981	$3,981	$—	$—
Debt securities held to maturity	1,658	1,667	—	1,667	—
Debt securities available for sale	23,403	23,403	331	23,066	6
Loans held for sale	348	348	—	328	20
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	77,942	76,871	—	—	76,871
Other earning assets (4)	1,402	1,402	414	988	—
Derivative assets	394	394	2	387	5
Financial liabilities:
Derivative liabilities	641	641	2	639	—
Deposits	96,889	96,927	—	96,927	—
Short-term borrowings	500	500	—	500	—
Long-term borrowings	8,132	8,517	—	7,757	760
Loan commitments and letters of credit	79	540	—	—	540
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred.

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
The Corporate Bank segment represents the Company’s commercial banking functions including commercial and industrial, commercial real estate and investor real estate lending. This segment also includes equipment lease financing, as well as capital markets activities, which include securities underwriting and placement, loan syndication and placement, foreign exchange, derivatives, merger and acquisition and other advisory services. Corporate Bank customers include corporate, middle market, and commercial real estate developers and investors. Corresponding deposit products related to these types of customers are also included in this segment.

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
The Wealth Management segment offers individuals, businesses, governmental institutions and non-profit entities a wide range of solutions to help protect, grow and transfer wealth. Offerings include credit related products, trust and investment management, asset management, retirement and savings solutions and estate planning.
Discontinued operations includes all brokerage and investment activities associated with the sale of Morgan Keegan which closed on April 2, 2012, as well as the sale of Regions Insurance Group, Inc. and related affiliates, which closed on July 2, 2018. See Note 3 "Discontinued Operations" for related discussion.
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

The following tables present financial information for each reportable segment for the year ended December 31:

	2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,385	$2,261	$194	$(105)	$3,735	$1	$3,736
Provision (credit) for loan losses	215	314	17	(317)	229	—	229
Non-interest income	546	1,144	316	13	2,019	349	2,368
Non-interest expense	915	2,049	345	261	3,570	79	3,649
Income (loss) before income taxes	801	1,042	148	(36)	1,955	271	2,226
Income tax expense (benefit)	200	261	37	(111)	387	80	467
Net income (loss)	$601	$781	$111	$75	$1,568	$191	$1,759
Average assets	$51,530	$35,066	$2,287	$34,415	$123,298	$82	$123,380

	2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,422	$2,141	$190	$(214)	$3,539	$1	$3,540
Provision (credit) for loan losses	258	297	20	(425)	150	—	150
Non-interest income	498	1,118	302	44	1,962	146	2,108
Non-interest expense	860	2,051	333	247	3,491	128	3,619
Income (loss) before income taxes	802	911	139	8	1,860	19	1,879
Income tax expense (benefit)	305	346	56	(88)	619	(3)	616
Net income (loss)	$497	$565	$83	$96	$1,241	$22	$1,263
Average assets	$51,680	$34,938	$2,459	$34,739	$123,816	$160	$123,976

	2016
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,449	$2,048	$174	$(273)	$3,398	$—	$3,398
Provision (credit) for loan losses	286	290	22	(336)	262	—	262
Non-interest income	515	1,126	279	91	2,011	147	2,158
Non-interest expense	873	1,962	317	331	3,483	131	3,614
Income (loss) before income taxes	805	922	114	(177)	1,664	16	1,680
Income tax expense (benefit)	306	350	43	(189)	510	7	517
Net income (loss)	$499	$572	$71	$12	$1,154	$9	$1,163
Average assets	$54,006	$34,545	$2,585	$34,198	$125,334	$172	$125,506
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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2018	2017
	(In millions)
Unused commitments to extend credit	$51,406	$45,705
Standby letters of credit	1,428	1,348
Commercial letters of credit	44	76
Liabilities associated with standby letters of credit	28	26
Assets associated with standby letters of credit	29	28
Reserve for unfunded credit commitments	51	53

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
Standby letters of credit—Standby letters of credit are also issued to customers which, commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk.
Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.
LEASE COMMITMENTS
Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2018, 2017 and 2016 was $166 million, $162 million and $167 million, respectively.
The approximate future minimum rental commitments as of December 31, 2018, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2019	$103	$22	$125
2020	95	21	116
2021	82	7	89
2022	70	—	70
2023	62	—	62
Thereafter	251	—	251
	$663	$50	$713
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of December 31, 2018, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of December 31, 2018, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of its DUS servicing portfolio. At December 31, 2018 and 2017, the Company's DUS servicing portfolio totaled approximately $3.6 billion and $2.9 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.2 billion and $923 million at December 31, 2018 and 2017, respectively.The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both December 31, 2018 and 2017. Refer to Note 1 for additional information.
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

NOTE 25. REVENUE RECOGNITION
The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration Regions expects to be entitled to receive in exchange for those products or services. Refer to Note 1 for descriptions of the accounting and reporting policies related to revenue recognition.
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated.

	Year Ended December 31, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$145	$554	$3	$—	$8	$710	$—
Card and ATM fees	52	404	1	(1)	(18)	438	—
Investment management and trust fee income	—	—	235	—	—	235	—
Capital markets income	76	—	—	—	126	202	—
Mortgage income	—	—	—	—	137	137	—
Investment services fee income	—	—	71	—	—	71	—
Commercial credit fee income	—	—	—	—	71	71	—
Bank-owned life insurance	—	—	—	—	65	65	—
Securities gains, net	—	—	—	—	1	1	(1)
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	(6)	(6)	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(5)	(5)	—
Insurance commissions and fees	—	—	1	3	—	4	69
Gain on sale of business(1)	—	—	—	—	—	—	281
Other miscellaneous income	13	42	3	(1)	39	96	—
	$286	$1,000	$314	$1	$418	$2,019	$349

	Year Ended December 31, 2017 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$140	$530	$3	$1	$9	$683	$—
Card and ATM fees	47	382	—	1	(13)	417	—
Investment management and trust fee income	—	—	230	—	—	230	—
Capital markets income	48	—	—	—	113	161	—
Mortgage income	—	—	—	—	149	149	—
Investment services fee income	—	—	60	—	—	60	—
Commercial credit fee income	—	—	—	—	71	71	—
Bank-owned life insurance	—	—	—	—	81	81	—
Securities gains, net	—	—	—	—	19	19	3
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	—	—	—
Market value adjustments on employee benefit assets - other	—	—	—	—	16	16	—
Insurance commissions and fees	—	—	1	4	—	5	140
Other miscellaneous income	13	45	4	—	8	70	3
	$248	$957	$298	$6	$453	$1,962	$146

	Year Ended December 31, 2016 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$137	$516	$3	$(1)	$9	$664	$—
Card and ATM fees	43	363	—	1	(5)	402	—
Investment management and trust fee income	—	—	213	—	—	213	—
Capital markets income	66	—	—	—	86	152	—
Mortgage income	—	—	—	—	173	173	—
Investment services fee income	—	—	58	—	—	58	—
Commercial credit fee income	—	—	—	—	73	73	—
Bank-owned life insurance	—	—	—	—	95	95	—
Insurance proceeds	—	—	—	50	—	50	—
Securities gains, net	—	—	—	—	6	6	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	—	—	—
Market value adjustments on employee benefit assets - other	—	—	—	—	3	3	—
Insurance commissions and fees	—	—	1	6	—	7	142
Other miscellaneous income	6	44	3	12	50	115	5
	$252	$923	$278	$68	$490	$2,011	$147
_________

(1)	This revenue is not impacted by the new accounting guidance and continues to be recognized when earned in accordance with the Company's existing revenue recognition policy.

(2)	The amounts included for 2017 and 2016 have not been adjusted under the modified retrospective method.
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

NOTE 26. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2018	2017
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,863	$1,693
Loans to subsidiaries	20	20
Debt securities available for sale	20	18
Premises and equipment, net	44	46
Investments in subsidiaries:
Banks	15,953	16,548
Non-banks	172	446
	16,125	16,994
Other assets	332	303
Total assets	$18,404	$19,074
Liabilities and Stockholders’ Equity
Long-term borrowings	$3,102	$2,702
Other liabilities	212	180
Total liabilities	3,314	2,882
Stockholders’ equity:
Preferred stock	820	820
Common stock	11	12
Additional paid-in capital	13,766	15,858
Retained earnings	2,828	1,628
Treasury stock, at cost	(1,371)	(1,377)
Accumulated other comprehensive income (loss), net	(964)	(749)
Total stockholders’ equity	15,090	16,192
Total liabilities and stockholders’ equity	$18,404	$19,074

Statements of Income

	Year Ended December 31
	2018	2017	2016
	(In millions)
Income:
Dividends received from subsidiaries	$2,190	$1,300	$1,190
Interest from subsidiaries	3	7	7
Other	7	2	4
	2,200	1,309	1,201
Expenses:
Salaries and employee benefits	52	65	56
Interest	123	81	73
Furniture and equipment expense	4	4	3
Other	76	69	91
	255	219	223
Income before income taxes and equity in undistributed earnings of subsidiaries	1,945	1,090	978
Income tax benefit	(64)	(65)	(66)
Income from continuing operations	2,009	1,155	1,044
Discontinued operations:
Income (loss) from discontinued operations before income taxes	271	8	8
Income tax expense	80	2	3
Income (loss) from discontinued operations, net of tax	191	6	5
Income before equity in undistributed earnings of subsidiaries and preferred dividends	2,200	1,161	1,049
Equity in undistributed earnings of subsidiaries:
Banks	(454)	74	102
Non-banks	13	28	12
	(441)	102	114
Net income	1,759	1,263	1,163
Preferred stock dividends	(64)	(64)	(64)
Net income available to common shareholders	$1,695	$1,199	$1,099

Statements of Cash Flows

	Year Ended December 31
	2018	2017	2016
	(In millions)
Operating activities:
Net income	$1,759	$1,263	$1,163
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	441	(102)	(114)
Depreciation, amortization and accretion, net	3	2	2
Loss on sale of assets	—	1	—
Loss on early extinguishment of debt	—	—	14
(Gain) on sale of business	(281)	—	—
Net change in operating assets and liabilities:
Other assets	(35)	(19)	33
Other liabilities	(8)	2	(38)
Other	31	41	68
Net cash from operating activities	1,910	1,188	1,128
Investing activities:
(Investment in) / repayment of investment in subsidiaries	146	142	(60)
Principal advances on loans to subsidiaries	—	—	(10)
Proceeds from sales and maturities of debt securities available for sale	8	9	8
Purchases of debt securities available for sale	(10)	(6)	(8)
Net (purchases of) / proceeds from sales of assets	—	6	(1)
Proceeds from disposition of business, net of cash transferred	357	—	—
Other, net	—	2	—
Net cash from investing activities	501	153	(71)
Financing activities:
Net change in short-term borrowings	(101)	—	—
Proceeds from long-term borrowings	500	999	1,107
Payments on long-term borrowings	—	—	(658)
Cash dividends on common stock	(452)	(346)	(317)
Cash dividends on preferred stock	(64)	(64)	(64)
Repurchase of common stock	(2,122)	(1,275)	(839)
Other	(2)	(5)	(2)
Net cash from financing activities	(2,241)	(691)	(773)
Net change in cash and cash equivalents	170	650	284
Cash and cash equivalents at beginning of year	1,693	1,043	759
Cash and cash equivalents at end of year	$1,863	$1,693	$1,043

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2018, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting and the attestation report of registered public accounting firm on registrant's internal control over financial reporting are included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2019 (the “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Who are this year's nominees?,” “—What criteria were considered by the NCG Committee in selecting the nominees?,” and “—What skills and characteristics are currently represented on the Board?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is included below.
Information regarding Regions’ Audit Committee included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Audit Committee” is incorporated herein by reference.
Information regarding timeliness of filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “OWNERSHIP OF REGIONS COMMON STOCK—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE PURPOSE, CULTURE, AND ESG—Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers” is incorporated herein by reference.
Information included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Family Relationships” is incorporated herein by reference.
Executive officers of the registrant as of December 31, 2018, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
O. B. Grayson Hall, Jr. †	61	Executive Chairman and Director of registrant and Regions Bank. Previously served as Chairman, President, and Chief Executive Officer.	1993
John M. Turner, Jr.	57	President and Chief Executive Officer of registrant and Regions Bank. Previously served as Senior Executive Vice President; Head of Corporate Banking Group and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	55	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
John B. Owen	57	Senior Executive Vice President and Chief Operating Officer of registrant and Regions Bank. Previously Head of Regional Banking Group; Head of the Business Groups.	2009
Fournier J. “Boots” Gale, III	74	Senior Executive Vice President, General Counsel and Corporate Secretary of registrant and Regions Bank. Previously a founding partner of Maynard Cooper & Gale, P.C. in Birmingham, Alabama.	2011
C. Matthew Lusco	61	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
Kate R. Danella	39	Executive Vice President and Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management and as Wealth Strategy and Effectiveness Executive of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018

C. Keith Herron	54	Senior Executive Vice President and Head of Corporate Responsibility and Community Engagement of registrant and Regions Bank. Director of Regions Foundation. Previously served as Regional President, South Region of Regions Bank and as Head of Strategic Planning and Execution of registrant and Regions Bank.	2010
David R. Keenan	51	Senior Executive Vice President and Chief Human Resources Officer of registrant and Regions Bank.	2010
Scott M. Peters	57	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Director of Regions Investment Services, Inc. Previously Consumer Services Group Head.	2010
William D. Ritter	48	Senior Executive Vice President and Head of Wealth Management of registrant and Regions Bank.	2010
Ronald G. Smith	58	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Director of Regions Equipment Finance Corporation and Regions Foundation of Tennessee. Manager of RFC Financial Services Holding LLC. Previously Regional President, Mid-America Region of Regions Bank.	2010

† On December 31, 2018, at 11:59p.m., O. B. Grayson Hall, Jr. retired as Executive Chairman of the Company and from the Company’s Board.

Item 11. Executive Compensation
All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT,” “CORPORATE GOVERNANCE—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management,” and “PROPOSAL 1—ELECTION OF DIRECTORS—How are Directors compensated?” of the Proxy Statement are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information presented under the caption “OWNERSHIP OF REGIONS COMMON STOCK” of the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	1,724,723	$6.86	42,561,810	(b)
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	1,724,723	$6.86	42,561,810

(a)	Does not include outstanding restricted stock units of 11,445,943.

(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2015 Long Term Incentive Plan. In 2015, all prior long-term incentive plans were closed to new grants.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information presented under the captions “CORPORATE GOVERNANCE—Transactions with Directors,” “—Other Business Relationships and Transactions,” “—Policies Relating to Transactions with Related Persons” and “—Director Independence” of the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
All information presented under the caption “ PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2018 and 2017;
Consolidated Statements of Income—Years ended December 31, 2018, 2017 and 2016;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2018, 2017 and 2016;
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2018, 2017 and 2016; and
Consolidated Statements of Cash Flows—Years ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012, File No. 000-50831.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012, File No. 001-34034.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registration on April 28, 2014, File No. 001-34034.

3.4	Bylaws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 25, 2018.

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

4.5
Deposit Agreement, dated as of April 29, 2014, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare, Inc. and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by registrant on April 29, 2014, File No. 001-34034.

SEC Assigned Exhibit Number	Description of Exhibits

4.6	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by registrant on April 29, 2014, File No. 001-34034.

4.7	Form of certificate representing the Series B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Form 8-A filed by registrant on April 28, 2014, File No. 001-34034.

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

10.6*
2018 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

10.7*
Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.8*
2017 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

10.9*
2018 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

10.10*
Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2016.

10.11*
2017 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

10.12*
2018 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

SEC Assigned Exhibit Number	Description of Exhibits
10.13*
Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Stockholders held May 13, 2010, File No. 000-50831.

10.14*
Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010, File No. 000-50831.

10.15*
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

10.26*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan.

SEC Assigned Exhibit Number	Description of Exhibits
10.27*
Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.28*
Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.29*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

10.30*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007, File No. 000-50831.

10.31*
Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.32*
Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014, File No. 001-34034.

10.33*
Retirement Agreement, dated December 11, 2018, between Regions Financial Corporation and Regions Bank and O. B. Grayson Hall, Jr., incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on December 12, 2018.

10.34*	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.35*
Form of Change-in-Control Agreement with current executive officer John B. Owen and former executive officer O. B. Grayson Hall, Jr., incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007, File No. 000-50831.

10.36*
Form of Change-in-Control Agreement with executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011, File No. 000-50831.

10.37*	Form of Change-in-Control Agreement with executive officer Kate R. Danella.

10.38*
Form of Change-in-Control Agreement with executive officers C. Matthew Lusco and John M. Turner, Jr., incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011, File No. 000-50831.

10.39*
Form of Change-in-Control Agreement with current executive officers C. Keith Herron, David R. Keenan, Scott M. Peters, Ronald G. Smith and David J. Turner, Jr. and former executive officers Brett D. Couch, Barbara Godin and William E. Horton, incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011, File No. 000-50831.

10.40*
Form of Change-in-Control Agreement with current executive officer William D. Ritter and former executive officer Ellen S. Jones, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits
10.41*
Form of Amendment to Change-in-Control Agreement with current executive officers David J. Turner, Jr., John B. Owen, C. Keith Herron, David R. Keenan, Scott M. Peters, Ronald G. Smith, and William D. Ritter and former executive officers O. B. Grayson Hall, Jr., Brett D. Couch, Barbara Godin, William E. Horton and Ellen S. Jones, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013, File No. 001-34034.

10.42*
Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 21, 2014, File No. 001-34034.

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

10.45*
Amendment Number Three to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.5 to Form 10-Q filed by registrant on August 8, 2018.

10.46*	Amendment Number Four to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014.

10.47*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014) incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 21, 2014, File No. 001-34034.

10.48*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), effective January 1, 2016, incorporated by reference to Exhibit 10.45 to Form 10-K Annual Report filed by registrant on February 16, 2016.

10.49*
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 24, 2017.

10.50*
Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.1 to Form 10-Q filed by registrant on August 4, 2017.

10.51*
Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.52*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009, File No. 000-50831.

10.53*
Amendment to Aircraft Time Sharing Agreement by and between Regions Financial Corporation and O.B. Grayson Hall, Jr., incorporated by reference to Exhibit 10.63 to Form 10-K Annual Report filed by registrant on February 21, 2013, File No. 001-34034.

10.54*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

SEC Assigned Exhibit Number	Description of Exhibits
10.55*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated July 2017, incorporated by reference to Exhibit 10.1 to Form 10-Q filed by registrant on November 8, 2017.

10.56*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated June 2018, incorporated by reference to Exhibit 10.7 to Form 10-Q filed by registrant on August 8, 2018.

10.57*
Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012, File No. 000-50831.

10.58*
Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014, File No. 001-34034.

10.59*
Regions Financial Corporation Executive Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed by registrant on March 26, 2013, File No. 001-34034, and approved by the stockholders at the annual meeting held May 16, 2013.

10.60
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
(205) 264-7040

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE:	February 22, 2019		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	President and Chief Executive Officer, and Director (principal executive officer)	February 22, 2019
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2019
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 22, 2019
Hardie B. Kimbrough, Jr.

*	Director	February 22, 2019
Carolyn H. Byrd

*	Director	February 22, 2019
Don DeFosset

*	Director	February 22, 2019
Samuel A. Di Piazza, Jr.

*	Director	February 22, 2019
Eric C. Fast

*	Director	February 22, 2019
Zhanna Golodryga

*	Director	February 22, 2019
John D. Johns

*	Director	February 22, 2019
Ruth Ann Marshall

Signature	Title	Date
*	Director	February 22, 2019
Susan W. Matlock

*	Director	February 22, 2019
John E. Maupin, Jr.

*	Director	February 22, 2019
Charles D. McCrary

*	Director	February 22, 2019
James T. Prokopanko

*	Director	February 22, 2019
Lee J. Styslinger III

*	Director	February 22, 2019
José S. Suquet

*	Director	February 22, 2019
Timothy Vines

* Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact