Form 10-Q
period 2019-03-31
REGIONS FINANCIAL CORP
filed 2019-05-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of 6.375% Non-Cumulative Perpetual Preferred Stock, Series A	RF PRA	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of 5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange

The number of shares outstanding of each of the issuer’s classes of common stock was 1,013,224,918 shares of common stock, par value $.01, outstanding as of May 6, 2019.

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
GAAP - Generally Accepted Accounting Principles in the United States.
GDP - Gross Domestic Product.
GNMA - Government National Mortgage Association.
HUD - U.S. Department of Housing and Urban Development.
IPO - Initial public offering.
IRS - Internal Revenue Service.
LCR - Liquidity coverage ratio.
LIBOR - London InterBank Offered Rate.
LLC - Limited Liability Company.
LROC - Liquidity Risk Oversight Committee.
LTIP - Long-term incentive plan.
LTV - Loan to value.
MBS - Mortgage-backed securities.
Morgan Keegan - Morgan Keegan & Company, Inc.
MSAs - Metropolitan Statistical Areas.
MSR - Mortgage servicing right.
NM - Not meaningful.
NPR - Notice of Public Ruling.
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

•
The effect of changes in tax laws, including the effect of any future interpretations of or amendments to Tax Reform, which may impact our earnings, capital ratios and our ability to return capital to stockholders.

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

•
The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes, and environmental damage, which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business.The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change.

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

•
Our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, including account take-overs, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation.

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

•	Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends to shareholders.

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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(In millions, except share data)
Assets
Cash and due from banks	$1,666	$2,018
Interest-bearing deposits in other banks	2,141	1,520
Debt securities held to maturity (estimated fair value of $1,454 and $1,460, respectively)	1,451	1,482
Debt securities available for sale	23,786	22,729
Loans held for sale (includes $284 and $251 measured at fair value, respectively)	318	304
Loans, net of unearned income	84,430	83,152
Allowance for loan losses	(853)	(840)
Net loans	83,577	82,312
Other earning assets	1,617	1,719
Premises and equipment, net	2,026	2,045
Interest receivable	388	375
Goodwill	4,829	4,829
Residential mortgage servicing rights at fair value	386	418
Other identifiable intangible assets, net	108	115
Other assets	6,509	5,822
Total assets	$128,802	$125,688
Liabilities and Equity
Deposits:
Non-interest-bearing	$34,775	$35,053
Interest-bearing	60,945	59,438
Total deposits	95,720	94,491
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	1,600	1,600
Total short-term borrowings	1,600	1,600
Long-term borrowings	12,957	12,424
Total borrowed funds	14,557	14,024
Other liabilities	3,002	2,083
Total liabilities	113,279	110,598
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,000,000 shares	820	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,053,966,945 and 1,065,858,925 shares, respectively	11	11
Additional paid-in capital	13,584	13,766
Retained earnings	3,066	2,828
Treasury stock, at cost—41,032,675 and 41,032,676 shares, respectively	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(598)	(964)
Total stockholders’ equity	15,512	15,090
Noncontrolling interest	11	—
Total equity	15,523	15,090
Total liabilities and equity	$128,802	$125,688

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2019	2018
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$981	$851
Debt securities - taxable	165	154
Loans held for sale	3	3
Other earning assets	19	19
Operating lease assets	15	20
Total interest income, including other financing income	1,183	1,047
Interest expense on:
Deposits	108	49
Short-term borrowings	13	1
Long-term borrowings	102	72
Total interest expense	223	122
Depreciation expense on operating lease assets	12	16
Total interest expense and depreciation expense on operating lease assets	235	138
Net interest income and other financing income	948	909
Provision (credit) for loan losses	91	(10)
Net interest income and other financing income after provision (credit) for loan losses	857	919
Non-interest income:
Service charges on deposit accounts	175	171
Card and ATM fees	109	104
Investment management and trust fee income	57	58
Capital markets income	42	50
Mortgage income	27	38
Securities gains (losses), net	(7)	—
Other	99	86
Total non-interest income	502	507
Non-interest expense:
Salaries and employee benefits	478	495
Net occupancy expense	82	83
Furniture and equipment expense	76	81
Other	224	225
Total non-interest expense	860	884
Income from continuing operations before income taxes	499	542
Income tax expense	105	128
Income from continuing operations	394	414
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—
Income tax expense (benefit)	—	—
Income (loss) from discontinued operations, net of tax	—	—
Net income	$394	$414
Net income from continuing operations available to common shareholders	$378	$398
Net income available to common shareholders	$378	$398
Weighted-average number of shares outstanding:
Basic	1,019	1,127
Diluted	1,028	1,141
Earnings per common share from continuing operations:
Basic	$0.37	$0.35
Diluted	0.37	0.35
Earnings per common share:
Basic	$0.37	$0.35
Diluted	0.37	0.35
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2019	2018
	(In millions)
Net income	$394	$414
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($1) tax effect, respectively)	(1)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $77 and ($104) tax effect, respectively)	240	(310)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($2) and zero tax effect, respectively)	(5)	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	245	(310)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $36 and ($31) tax effect, respectively)	107	(92)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($2) and $3 tax effect, respectively)	(6)	8
Net change in unrealized gains (losses) on derivative instruments, net of tax	113	(100)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial loss realized in net income (net of ($2) and ($2) tax effect, respectively)	(7)	(7)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	6
Other comprehensive income (loss), net of tax	366	(402)
Comprehensive income	$760	$12
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2018	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	(2)	—	—	(2)	—
Net income	—	—	—	—	—	414	—	—	414	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(402)	(402)	—
Cash dividends declared	—	—	—	—	—	(101)	—	—	(101)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(235)	—	—	—	(235)	—
Impact of stock transactions under compensation plans, net	—	—	1	—	16	—	—	—	16	—
BALANCE AT MARCH 31, 2018	1	$820	1,122	$12	$15,639	$1,923	$(1,377)	$(1,151)	$15,866	$—

BALANCE AT JANUARY 1, 2019	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2	—
Net income	—	—	—	—	—	394	—	—	394	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	366	366	—
Cash dividends declared	—	—	—	—	—	(142)	—	—	(142)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	11
BALANCE AT MARCH 31, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2019	2018
	(In millions)
Operating activities:
Net income	$394	$414
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	91	(10)
Depreciation, amortization and accretion, net	105	121
Securities (gains) losses, net	7	—
Deferred income tax expense	19	103
Originations and purchases of loans held for sale	(510)	(690)
Proceeds from sales of loans held for sale	515	587
(Gain) loss on sale of loans, net	(25)	(14)
Net change in operating assets and liabilities:
Other earning assets	90	235
Interest receivable and other assets	(381)	(61)
Other liabilities	222	(529)
Other	51	(2)
Net cash from operating activities	578	154
Investing activities:
Proceeds from maturities of debt securities held to maturity	30	46
Proceeds from sales of debt securities available for sale	139	7
Proceeds from maturities of debt securities available for sale	799	798
Purchases of debt securities available for sale	(1,241)	(876)
Net proceeds from (payments for) bank-owned life insurance	(2)	1
Proceeds from sales of loans	185	272
Purchases of loans	(171)	(70)
Purchases of mortgage servicing rights	(8)	(2)
Net change in loans	(1,383)	(164)
Net purchases of other assets	(36)	(56)
Net cash from investing activities	(1,688)	(44)
Financing activities:
Net change in deposits	1,229	101
Net change in short-term borrowings	—	(500)
Proceeds from long-term borrowings	12,025	4,350
Payments on long-term borrowings	(11,525)	(4,500)
Cash dividends on common stock	(143)	(102)
Cash dividends on preferred stock	(16)	(16)
Repurchases of common stock	(190)	(235)
Taxes paid related to net share settlement of equity awards	—	(1)
Other	(1)	(3)
Net cash from financing activities	1,379	(906)
Net change in cash and cash equivalents	269	(796)
Cash and cash equivalents at beginning of year	3,538	3,981
Cash and cash equivalents at end of period	$3,807	$3,185

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2019 and 2018
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2018. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
Effective January 1, 2019, the Company adopted new accounting guidance related to several topics. See Note 5 and Note 14 for related disclosures.
NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2019
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$853	$—	$(31)	$822	$7	$(3)	$826
Commercial agency	632	—	(3)	629	4	(5)	628
	$1,485	$—	$(34)	$1,451	$11	$(8)	$1,454

Debt securities available for sale:
U.S. Treasury securities	$175	$1	$(2)	$174			$174
Federal agency securities	45	—	—	45			45
Mortgage-backed securities:
Residential agency	17,639	59	(257)	17,441			17,441
Residential non-agency	2	—	—	2			2
Commercial agency	4,188	17	(28)	4,177			4,177
Commercial non-agency	731	3	(4)	730			730
Corporate and other debt securities	1,211	12	(6)	1,217			1,217
	$23,991	$92	$(297)	$23,786			$23,786

	December 31, 2018
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$883	$—	$(32)	$851	$1	$(10)	$842
Commercial agency	634	—	(3)	631	—	(13)	618
	$1,517	$—	$(35)	$1,482	$1	$(23)	$1,460

Debt securities available for sale:
U.S. Treasury securities	$284	$—	$(4)	$280			$280
Federal agency securities	43	—	—	43			43
Mortgage-backed securities:
Residential agency	17,064	26	(466)	16,624			16,624
Residential non-agency	2	—	—	2			2
Commercial agency	3,891	8	(64)	3,835			3,835
Commercial non-agency	768	2	(10)	760			760
Corporate and other debt securities	1,206	2	(23)	1,185			1,185
	$23,258	$38	$(567)	$22,729			$22,729
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $8.3 billion and $7.9 billion at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both March 31, 2019 and December 31, 2018.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$853	$826
Commercial agency	632	628
	$1,485	$1,454
Debt securities available for sale:
Due in one year or less	$71	$71
Due after one year through five years	956	958
Due after five years through ten years	350	352
Due after ten years	54	55
Mortgage-backed securities:
Residential agency	17,639	17,441
Residential non-agency	2	2
Commercial agency	4,188	4,177
Commercial non-agency	731	730
	$23,991	$23,786
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2019 and December 31, 2018. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$826	$(27)	$826	$(27)
Commercial agency	—	—	160	(8)	160	(8)
	$—	$—	$986	$(35)	$986	$(35)

Debt securities available for sale:
U.S. Treasury securities	$—	$—	$149	$(2)	$149	$(2)
Mortgage-backed securities:
Residential agency	1,366	(10)	11,801	(247)	13,167	(257)
Commercial agency	—	—	2,937	(28)	2,937	(28)
Commercial non-agency	—	—	444	(4)	444	(4)
Corporate and other debt securities	57	(1)	380	(5)	437	(6)
	$1,423	$(11)	$15,711	$(286)	$17,134	$(297)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$842	$(42)	$842	$(42)
Commercial agency	486	(7)	132	(9)	618	(16)
	$486	$(7)	$974	$(51)	$1,460	$(58)

Debt securities available for sale:
U.S. Treasury securities	$—	$—	$261	$(4)	$261	$(4)
Mortgage-backed securities:
Residential agency	2,830	(37)	11,010	(429)	13,840	(466)
Commercial agency	1,073	(13)	2,254	(51)	3,327	(64)
Commercial non-agency	229	(1)	404	(9)	633	(10)
Corporate and other debt securities	659	(11)	310	(12)	969	(23)
	$4,791	$(62)	$14,239	$(505)	$19,030	$(567)
The number of individual debt positions in an unrealized loss position in the tables above decreased from 1,379 at December 31, 2018 to 1,172 at March 31, 2019. The decrease in the number of securities and the total amount of unrealized losses from year-end 2018 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist as of March 31, 2019.

Gross realized gains and gross realized losses on sales of debt securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31
	2019	2018
	(In millions)
Gross realized gains	$—	$—
Gross realized losses	(6)	—
OTTI	(1)	—
Debt securities available for sale gains (losses), net	$(7)	$—

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2019	December 31, 2018
	(In millions, net of unearned income)
Commercial and industrial	$40,985	$39,282
Commercial real estate mortgage—owner-occupied	5,522	5,549
Commercial real estate construction—owner-occupied	434	384
Total commercial	46,941	45,215
Commercial investor real estate mortgage	4,715	4,650
Commercial investor real estate construction	1,871	1,786
Total investor real estate	6,586	6,436
Residential first mortgage	14,113	14,276
Home equity	9,014	9,257
Indirect—vehicles	2,759	3,053
Indirect—other consumer	2,547	2,349
Consumer credit card	1,274	1,345
Other consumer	1,196	1,221
Total consumer	30,903	31,501
	$84,430	$83,152
During the three months ended March 31, 2019 and 2018, Regions purchased approximately $171 million and $70 million in indirect-other consumer loans from third parties, respectively.
During the three months ended March 31, 2019, Regions sold $167 million of affordable housing residential mortgage loans.
In January 2019, Regions decided to discontinue its indirect auto lending business due to competition-based margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and intends to complete any in-process indirect auto loan closings by the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
At March 31, 2019, $21.9 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At March 31, 2019, an additional $25.9 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2019 and 2018. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended March 31, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	38	(5)	58	91
Loan losses:
Charge-offs	(30)	—	(72)	(102)
Recoveries	9	1	14	24
Net loan (losses) recoveries	(21)	1	(58)	(78)
Allowance for loan losses, March 31, 2019	537	54	262	853
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(1)	—	—	(1)
Reserve for unfunded credit commitments, March 31, 2019	46	4	—	50
Allowance for credit losses, March 31, 2019	$583	$58	$262	$903
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$119	$3	$29	$151
Collectively evaluated for impairment	418	51	233	702
Total allowance for loan losses	$537	$54	$262	$853
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$523	$22	$411	$956
Collectively evaluated for impairment	46,418	6,564	30,492	83,474
Total loans evaluated for impairment	$46,941	$6,586	$30,903	$84,430

	Three Months Ended March 31, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	(24)	(4)	18	(10)
Loan losses:
Charge-offs	(30)	(8)	(74)	(112)
Recoveries	10	2	16	28
Net loan (losses) recoveries	(20)	(6)	(58)	(84)
Allowance for loan losses, March 31, 2018	547	54	239	840
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(4)	—	—	(4)
Reserve for unfunded credit commitments, March 31, 2018	45	4	—	49
Allowance for credit losses, March 31, 2018	$592	$58	$239	$889
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$150	$10	$29	$189
Collectively evaluated for impairment	397	44	210	651
Total allowance for loan losses	$547	$54	$239	$840
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$700	$96	$476	$1,272
Collectively evaluated for impairment	42,437	5,491	30,622	78,550
Total loans evaluated for impairment	$43,137	$5,587	$31,098	$79,822

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

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of March 31, 2019, and December 31, 2018. Commercial and investor real estate portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	March 31, 2019
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39,534	$668	$447	$336	$40,985
Commercial real estate mortgage—owner-occupied	5,159	197	99	67	5,522
Commercial real estate construction—owner-occupied	403	12	5	14	434
Total commercial	$45,096	$877	$551	$417	$46,941
Commercial investor real estate mortgage	$4,464	$168	$75	$8	$4,715
Commercial investor real estate construction	1,848	18	5	—	1,871
Total investor real estate	$6,312	$186	$80	$8	$6,586

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,079	$34	$14,113
Home equity			8,950	64	9,014
Indirect—vehicles			2,759	—	2,759
Indirect—other consumer			2,547	—	2,547
Consumer credit card			1,274	—	1,274
Other consumer			1,196	—	1,196
Total consumer			$30,805	$98	$30,903
					$84,430

	December 31, 2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37,963	$666	$346	$307	$39,282
Commercial real estate mortgage—owner-occupied	5,193	208	81	67	5,549
Commercial real estate construction—owner-occupied	356	7	13	8	384
Total commercial	$43,512	$881	$440	$382	$45,215
Commercial investor real estate mortgage	$4,444	$52	$143	$11	$4,650
Commercial investor real estate construction	1,773	6	7	—	1,786
Total investor real estate	$6,217	$58	$150	$11	$6,436

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,236	$40	$14,276
Home equity			9,194	63	9,257
Indirect—vehicles			3,053	—	3,053
Indirect—other consumer			2,349	—	2,349
Consumer credit card			1,345	—	1,345
Other consumer			1,221	—	1,221
Total consumer			$31,398	$103	$31,501
					$83,152

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$24	$11	$11	$46	$40,649	$336	$40,985
Commercial real estate mortgage—owner-occupied	10	2	1	13	5,455	67	5,522
Commercial real estate construction—owner-occupied	—	—	—	—	420	14	434
Total commercial	34	13	12	59	46,524	417	46,941
Commercial investor real estate mortgage	1	—	—	1	4,707	8	4,715
Commercial investor real estate construction	—	1	—	1	1,871	—	1,871
Total investor real estate	1	1	—	2	6,578	8	6,586
Residential first mortgage	77	43	142	262	14,079	34	14,113
Home equity	44	24	37	105	8,950	64	9,014
Indirect—vehicles	34	9	7	50	2,759	—	2,759
Indirect—other consumer	13	7	1	21	2,547	—	2,547
Consumer credit card	11	8	20	39	1,274	—	1,274
Other consumer	15	5	4	24	1,196	—	1,196
Total consumer	194	96	211	501	30,805	98	30,903
	$229	$110	$223	$562	$83,907	$523	$84,430

	December 31, 2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$80	$22	$8	$110	$38,975	$307	$39,282
Commercial real estate mortgage—owner-occupied	12	7	—	19	5,482	67	5,549
Commercial real estate construction—owner-occupied	—	—	—	—	376	8	384
Total commercial	92	29	8	129	44,833	382	45,215
Commercial investor real estate mortgage	6	—	—	6	4,639	11	4,650
Commercial investor real estate construction	—	—	—	—	1,786	—	1,786
Total investor real estate	6	—	—	6	6,425	11	6,436
Residential first mortgage	85	53	150	288	14,236	40	14,276
Home equity	47	26	34	107	9,194	63	9,257
Indirect—vehicles	40	11	9	60	3,053	—	3,053
Indirect—other consumer	13	7	1	21	2,349	—	2,349
Consumer credit card	12	9	20	41	1,345	—	1,345
Other consumer	15	5	5	25	1,221	—	1,221
Total consumer	212	111	219	542	31,398	103	31,501
	$310	$140	$227	$677	$82,656	$496	$83,152
IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of March 31, 2019 and December 31, 2018. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$426	$90	$336	$111	$225	$77	39.2%
Commercial real estate mortgage—owner-occupied	75	8	67	8	59	25	44.0
Commercial real estate construction—owner-occupied	16	2	14	1	13	3	31.3
Total commercial	517	100	417	120	297	105	39.7
Commercial investor real estate mortgage	8	—	8	—	8	2	25.0
Total investor real estate	8	—	8	—	8	2	25.0
Residential first mortgage	27	7	20	—	20	2	33.3
Home equity	11	1	10	—	10	—	9.1
Total consumer	38	8	30	—	30	2	26.3
	$563	$108	$455	$120	$335	$109	38.5%

	Accruing Impaired Loans As of March 31, 2019
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$84	$—	$84	$12	14.3%
Commercial real estate mortgage—owner-occupied	24	2	22	2	16.7
Total commercial	108	2	106	14	14.8
Commercial investor real estate mortgage	14	1	13	1	14.3
Commercial investor real estate construction	1	—	1	—	—
Total investor real estate	15	1	14	1	13.3
Residential first mortgage	199	9	190	20	14.6
Home equity	186	1	185	7	4.3
Consumer credit card	1	—	1	—	—
Other consumer	5	—	5	—	—
Total consumer	391	10	381	27	9.5
	$514	$13	$501	$42	10.7%

	Total Impaired Loans As of March 31, 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$510	$90	$420	$111	$309	$89	35.1%
Commercial real estate mortgage—owner-occupied	99	10	89	8	81	27	37.4
Commercial real estate construction—owner-occupied	16	2	14	1	13	3	31.3
Total commercial	625	102	523	120	403	119	35.4
Commercial investor real estate mortgage	22	1	21	—	21	3	18.2
Commercial investor real estate construction	1	—	1	—	1	—	—
Total investor real estate	23	1	22	—	22	3	17.4
Residential first mortgage	226	16	210	—	210	22	16.8
Home equity	197	2	195	—	195	7	4.6
Consumer credit card	1	—	1	—	1	—	—
Other consumer	5	—	5	—	5	—	—
Total consumer	429	18	411	—	411	29	11.0
	$1,077	$121	$956	$120	$836	$151	25.3%

	Non-accrual Impaired Loans As of December 31, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$384	$77	$307	$113	$194	$62	36.2%
Commercial real estate mortgage—owner-occupied	76	9	67	13	54	23	42.1
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	469	87	382	126	256	88	37.3
Commercial investor real estate mortgage	11	—	11	4	7	1	9.1
Total investor real estate	11	—	11	4	7	1	9.1
Residential first mortgage	31	8	23	—	23	2	32.3
Home equity	11	2	9	—	9	—	18.2
Total consumer	42	10	32	—	32	2	28.6
	$522	$97	$425	$130	$295	$91	36.0%

	Accruing Impaired Loans As of December 31, 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$84	$—	$84	$14	16.7%
Commercial real estate mortgage—owner-occupied	26	2	24	2	15.4
Total commercial	110	2	108	16	16.4
Commercial investor real estate mortgage	15	1	14	1	13.3
Total investor real estate	15	1	14	1	13.3
Residential first mortgage	194	9	185	18	13.9
Home equity	195	—	195	6	3.1
Consumer credit card	1	—	1	—	—
Other consumer	6	—	6	—	—
Total consumer	396	9	387	24	8.3
	$521	$12	$509	$41	10.2%

	Total Impaired Loans As of December 31, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$468	$77	$391	$113	$278	$76	32.7%
Commercial real estate mortgage—owner-occupied	102	11	91	13	78	25	35.3
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	579	89	490	126	364	104	33.3
Commercial investor real estate mortgage	26	1	25	4	21	2	11.5
Total investor real estate	26	1	25	4	21	2	11.5
Residential first mortgage	225	17	208	—	208	20	16.4
Home equity	206	2	204	—	204	6	3.9
Consumer credit card	1	—	1	—	1	—	—
Other consumer	6	—	6	—	6	—	—
Total consumer	438	19	419	—	419	26	10.3
	$1,043	$109	$934	$130	$804	$132	23.1%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three months ended March 31, 2019 and 2018. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended March 31
	2019		2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$411	$1	$533	$3
Commercial real estate mortgage—owner-occupied	93	1	166	3
Commercial real estate construction—owner-occupied	13	—	6	—
Total commercial	517	2	705	6
Commercial investor real estate mortgage	21	—	76	1
Commercial investor real estate construction	—	—	30	—
Total investor real estate	21	—	106	1
Residential first mortgage	209	1	288	2
Home equity	198	3	252	3
Consumer credit card	1	—	1	—
Other consumer	6	—	8	—
Total consumer	414	4	549	5
Total impaired loans	$952	$6	$1,360	$12

TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 6 "Allowance For Credit Losses" in the 2018 Annual Report on Form 10-K for additional information regarding the Company's TDRs.
Further discussion related to TDRs, including their impact on the allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 "Summary of Significant Accounting Policies" in the 2018 Annual Report on Form 10-K.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the three months ended March 31, 2019 and 2018 totaled approximately $85 million and $171 million, respectively.

	Three Months Ended March 31, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$78	$1
Commercial real estate mortgage—owner-occupied	17	12	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	44	92	1
Commercial investor real estate mortgage	3	11	—
Commercial investor real estate construction	2	—	—
Total investor real estate	5	11	—
Residential first mortgage	34	10	1
Home equity	34	3	—
Consumer credit card	18	—	—
Indirect—vehicles and other consumer	30	—	—
Total consumer	116	13	1
	165	$116	$2

	Three Months Ended March 31, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	29	$164	$2
Commercial real estate mortgage—owner-occupied	18	14	—
Total commercial	47	178	2
Commercial investor real estate mortgage	10	19	1
Total investor real estate	10	19	1
Residential first mortgage	53	8	1
Home equity	17	1	—
Consumer credit card	14	—	—
Indirect—vehicles and other consumer	13	—	—
Total consumer	97	9	1
	154	$206	$4

TDRs that defaulted during the three months ended March 31, 2019 and 2018, and that were modified in the previous twelve months (i.e., the twelve months prior to default) were immaterial. At March 31, 2019, approximately $18 million of commercial and investor real estate loans modified as TDRs during the three months ended March 31, 2019 were on non-accrual status.
At March 31, 2019, Regions had restructured binding unfunded commitments totaling $7 million where a concession was granted and the borrower was in financial difficulty.
NOTE 4. SERVICING OF FINANCIAL ASSETS
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2019	2018
	(In millions)
Carrying value, beginning of period	$418	$336
Additions	7	8
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(28)	22
Economic amortization associated with borrower repayments (1)	(11)	(10)
Carrying value, end of period	$386	$356
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.

On March 27, 2019, the Company sold $167 million of affordable housing residential mortgage loans and as part of the transaction kept the rights to service the loans, which resulted in a retained residential MSR of approximately $2 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2019	2018
	(Dollars in millions)
Unpaid principal balance	$36,050	$31,641
Weighted-average CPR (%)	10.4%	9.0%
Estimated impact on fair value of a 10% increase	$(21)	$(24)
Estimated impact on fair value of a 20% increase	$(38)	$(43)
Option-adjusted spread (basis points)	759	842
Estimated impact on fair value of a 10% increase	$(12)	$(12)
Estimated impact on fair value of a 20% increase	$(23)	$(24)
Weighted-average coupon interest rate	4.2%	4.1%
Weighted-average remaining maturity (months)	279	280
Weighted-average servicing fee (basis points)	27.1	27.3
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
The following table presents servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2019	2018
	(In millions)
Servicing related fees and other ancillary income	$26	$23
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the 2018 Annual Report on Form 10-K for additional information. Also see Note 12 for additional information related to the guarantee.
As of March 31, 2019 and December 31, 2018, the DUS servicing portfolio was approximately $3.6 billion. The related commercial MSRs were approximately $55 million and $56 million at March 31, 2019 and December 31, 2018, respectively. The estimated fair value of the loss share guarantee was approximately $4 million at both March 31, 2019 and December 31, 2018.

NOTE 5. LEASES
LESSEE
Regions' lease portfolio is primarily composed of property leases that are classified as either operating or finance leases with the majority classified as operating leases. Property leases, which primarily include office locations and retail branches, typically have original lease terms ranging from 1 year to 20 years, some of which may also include an option to extend the lease beyond the original lease term. In some circumstances, Regions may also have an option to terminate the lease early with advance notice. Regions includes renewal and termination options within the lease term if deemed reasonably certain of exercise. As most leases do not state an implicit rate, Regions utilizes the incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. Leases with a term of 12 months or less are not recorded on the balance sheet, and Regions continues to recognize lease payments as an expense over the lease term as appropriate. The remainder of the lease portfolio is comprised of equipment leases that have remaining lease terms of 1 year to 3 years.
As of March 31, 2019, assets and liabilities recorded under operating leases for properties is $430 million and $511 million, respectively. The difference between the asset and liability balance is largely the result of lease liabilities that existed prior to the January 1, 2019 adoption of the new accounting guidance for leases. The asset is recorded within other assets and the lease liability is recorded within other liabilities on the consolidated balance sheet.
Lease expense is comprised of the following:

Three Months Ended March 31, 2019
(In millions)
Operating lease cost	$21
Other information related to operating leases is as follows:

Three Months Ended March 31, 2019
Weighted-average remaining lease term (years)	9.2
Weighted-average discount rate (%)	3.3%
Future, undiscounted minimum lease payments on operating leases are as follows:

March 31, 2019
(In millions)
2019	$70
2020	90
2021	80
2022	71
2023	63
Thereafter	248
Total lease payments	$622
Less: Computed interest	111
Total present value of lease liabilities	$511
LESSOR
Regions engages in both direct financing and sales-type leasing. Regions also has portfolios of leveraged and operating leases. These arrangements provide equipment financing for leased assets, such as vehicles and aircraft. At the commencement date, Regions (lessor) enters into an agreement with the customer (lessee) to lease the underlying equipment for a specified lease term. The lease agreements may provide customers the option to terminate the lease by buying the equipment at fair market value at the time of termination or at the end of the lease term. Regions' equipment finance asset management group performs due diligence procedures on the lease residual and overall equipment values as part of the origination process. Regions performs lease residual value reviews on an ongoing basis.. In order to manage the residual value risk inherent in some of its direct financing leases, Regions purchases residual value insurance from an independent third party. The sales-type, direct financing and leveraged leases are recorded within loans on the consolidated balance sheet and operating leases are recorded within other earning assets on the consolidated balance sheet.
The following table presents a summary of Regions' sales-type, direct financing, operating, and leveraged leases:

	As of and For the Three Months Ended March 31, 2019
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Net interest income and other financing income	$8	$3	$3	$14

Lease receivable	1,046	152	185	1,383
Unearned income	(245)	(39)	(125)	(409)
Guaranteed residual	42	—	—	42
Unguaranteed residual	136	236	159	531
Total net investment	$979	$349	$219	$1,547

The following table presents the minimum future payments due from customers for sales-type, direct financing, and operating leases:

	March 31, 2019
	Sales-Type and Direct Financing	Operating	Total
	(In millions)
2019	$142	$40	$182
2020	149	43	192
2021	115	30	145
2022	94	17	111
2023	76	8	84
Thereafter	470	14	484
	$1,046	$152	$1,198
NOTE 6. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						March 31, 2019	December 31, 2018
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
					$1,000	$820	$820
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
The Board of Directors declared $8 million in cash dividends on both Series A and Series B Preferred Stock during the first three months of 2019 and 2018.
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
On April 30, 2019, Regions completed the issuance of $500 million in depositary shares each representing a 1/40th ownership interest in a share of the Company's 5.7% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share ("Series C Preferred Stock"), with a liquidation preference of $1,000.00 per share of Series C Preferred Stock (equivalent to $25.00 per depositary share). Dividends will be paid quarterly at an annual rate equal to (i) for each period beginning prior to August 15, 2029, 5.7%, and (ii) for each period beginning on or after August 15, 2029, three-month LIBOR plus 3.148%.
COMMON STOCK
On June 28, 2018, Regions received no objection from the Federal Reserve to its 2018 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase. As part of the Company's capital plan, the Board authorized a $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the second quarter of 2019. This plan is inclusive of the capital generated from the sale of Regions Insurance Group, Inc. and related affiliates during the third quarter of 2018 (see Note 3 "Discontinued Operations" of the Annual Report on Form 10-K for the year ended December 31, 2018 for more information). The capital plan included a proposed increase of the quarterly common stock dividend to $0.14 per common share that began in the third quarter of 2018.
Regions declared a $0.14 per share cash dividend on the common stock for the first quarter of 2019 as compared to $0.09 per common share for the first quarter of 2018.
As of March 31, 2019, Regions has repurchased 102.6 million shares of common stock under the 2018 capital plan at a total cost of approximately $1.8 billion. The Company also continued open market share repurchases under its capital plan in the second quarter of 2019. As of May 7, 2019, Regions had repurchased approximately 4.8 million shares of common stock at a total cost of approximately $74.5 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended March 31, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(27)	$(397)	$(63)	$(477)	$(964)
Net change	1	245	113	7	366
End of period	$(26)	$(152)	$50	$(470)	$(598)

	Three Months Ended March 31, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	2	(310)	(100)	6	(402)
End of period	$(31)	$(463)	$(151)	$(506)	$(1,151)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(1)	$(3)	Net interest income and other financing income
	—	1	Tax (expense) or benefit
	$(1)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$(7)	$—	Securities gains (losses), net
	2	—	Tax (expense) or benefit
	$(5)	$—	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$(8)	$11	Net interest income and other financing income
	2	(3)	Tax (expense) or benefit
	$(6)	$8	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses)(2)	$(9)	$(9)	Total before tax
	2	2	Tax (expense) or benefit
	$(7)	$(7)	Net of tax

Total reclassifications for the period	$(19)	$(1)	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in other non-interest expense on the consolidated statements of income (See Note 8 for additional details).

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2019	2018
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$394	$414
Preferred stock dividends	(16)	(16)
Income from continuing operations available to common shareholders	378	398
Income from discontinued operations, net of tax	—	—
Net income available to common shareholders	$378	$398
Denominator:
Weighted-average common shares outstanding—basic	1,019	1,127
Potential common shares	9	14
Weighted-average common shares outstanding—diluted	1,028	1,141
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.37	$0.35
Diluted	0.37	0.35
Earnings per common share from discontinued operations(1)(2)(3):
Basic	$0.00	$0.00
Diluted	0.00	0.00
Earnings per common share(1):
Basic	$0.37	$0.35
Diluted	0.37	0.35
_________

(1)	Certain per share amounts may not appear to reconcile due to rounding.

(2)
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. The transaction generated an after-tax gain of $196 million. On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and Company and related affiliates to Raymond James Financial Inc. The sale closed on April 2, 2012.

(3)	In a period where there is a loss from discontinued operations, basic weighted-average common shares outstanding are used to determine both basic and diluted earnings per share.

The effects from the assumed exercise of 5 million and 6 million stock options, restricted stock units and awards and performance stock units for the three months ended March 31, 2019 and 2018, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended March 31
	2019	2018	2019	2018	2019	2018
	(In millions)
Service cost	$8	$9	$1	$1	$9	$10
Interest cost	19	18	1	1	20	19
Expected return on plan assets	(34)	(37)	—	—	(34)	(37)
Amortization of actuarial loss	8	8	1	1	9	9
Net periodic pension cost (credit)	$1	$(2)	$3	$3	$4	$1
The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first three months of 2019.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2019 or 2018.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,731			$3,231
Derivatives in cash flow hedging relationships:
Interest rate swaps	9,750			8,750
Interest rate floors (2)	4,750	$106		3,250	$72
Total derivatives designated as hedging instruments	$18,231	$106		$15,231	$72
Derivatives not designated as hedging instruments:
Interest rate swaps	$52,521	$261	$200	$49,737	$193	$237
Interest rate options	7,370	25	13	7,178	29	20
Interest rate futures and forward commitments	4,182	4	8	7,961	4	9
Other contracts	7,027	31	36	7,287	72	74
Total derivatives not designated as hedging instruments	$71,100	$321	$257	$72,163	$298	$340
Total derivatives	$89,331	$427	$257	$87,394	$370	$340

Total gross derivative instruments, before netting		$427	$257		$370	$340
Less: Legally enforceable master netting agreements		90	90		108	108
Less: Cash collateral received/posted		131	79		135	71
Total gross derivative instruments, after netting (3)		$206	$88		$127	$161
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)	Estimated fair value includes premium and change in fair value of the interest rate floors.

(3)	As of both March 31, 2019 and December 31, 2018, financial instruments posted of $24 million were not offset in the consolidated balance sheets.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2018, for additional information regarding accounting policies for derivatives.
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
Regions recognized an unrealized after-tax gain of $47 million and $136 million in accumulated other comprehensive income (loss) at March 31, 2019 and 2018, respectively, related to discontinued cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $5 million and $15 million during the three months ended March 31, 2019 and 2018, respectively related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify into earnings approximately $31 million in pre-tax expense due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $9 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of March 31, 2019, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended March 31, 2019
	Interest Income		Interest Expense		Non-interest expense
	Debt securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$165	$981	$108	$102	$224

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$—	$(6)	$—
Recognized on derivatives	(1)	—	—	33	—
Recognized on hedged items	1	—	—	(33)	—
Net income (expense) recognized on fair value hedges	$—	$—	$—	$(6)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(8)	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$(8)	$—	$—	$—

	Three Months Ended March 31, 2018
	Interest Income		Interest Expense		Non-interest expense
	Securities-taxable	Loans, including fees	Deposits	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$154	$851	$49	$72	$225

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$—	$(1)	$—
Recognized on derivatives	3	—	—	(32)	—
Recognized on hedged items	(3)	—	—	32	—
Net income (expense) recognized on fair value hedges	$—	$—	$—	$(1)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$11	$—	$—	$—
Net income (expense) recognized on cash flow hedges	$—	$11	$—	$—	$—

_____

(1)	See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$86	$1	$653	$4
Long-term borrowings	(3,652)	16	—	—

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$85	$—	$604	$4
Long-term borrowings	(3,103)	50	—	—

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2019 and December 31, 2018, Regions had $320 million and $191 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2019 and December 31, 2018, Regions had $539 million and $429 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income and other.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2019 and December 31, 2018, the total notional amount related to these contracts was $4.0 billion and $5.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2019	2018
	(In millions)
Capital markets income:
Interest rate swaps	$1	$7
Interest rate options	2	7
Interest rate futures and forward commitments	2	1
Other contracts	—	2
Total capital markets income	5	17
Mortgage income:
Interest rate swaps	20	(18)
Interest rate options	3	3
Interest rate futures and forward commitments	2	(3)
Total mortgage income	25	(18)
	$30	$(1)
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at March 31, 2019 and December 31, 2018, totaled approximately $178 million and $130 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2019 and 2026. Swap participations, whereby Regions has sold credit protection have maturities between 2019 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2019 was approximately $563 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2019 and 2018 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2019 and December 31, 2018, were $50 million and $45 million, respectively, for which Regions had posted collateral of $49 million and $43 million, respectively, in the normal course of business.

NOTE 10. FAIR VALUE MEASUREMENTS
See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$174	$—	$—	$174	$280	$—	$—	$280
Federal agency securities	—	45	—	45	—	43	—	43
Mortgage-backed securities (MBS):
Residential agency	—	17,441	—	17,441	—	16,624	—	16,624
Residential non-agency	—	—	2	2	—	—	2	2
Commercial agency	—	4,177	—	4,177	—	3,835	—	3,835
Commercial non-agency	—	730	—	730	—	760	—	760
Corporate and other debt securities	—	1,211	6	1,217	—	1,182	3	1,185
Total debt securities available for sale	$174	$23,604	$8	$23,786	$280	$22,444	$5	$22,729
Loans held for sale	$—	$284	$—	$284	$—	$251	$—	$251
Marketable equity securities	$348	$—	$—	$348	$429	$—	$—	$429
Residential mortgage servicing rights	$—	$—	$386	$386	$—	$—	$418	$418
Derivative assets:
Interest rate swaps	$—	$261	$—	$261	$—	$193	$—	$193
Interest rate options	—	123	8	131	—	96	5	101
Interest rate futures and forward commitments	—	4	—	4	—	4	—	4
Other contracts	1	30	—	31	2	70	—	72
Total derivative assets	$1	$418	$8	$427	$2	$363	$5	$370
Derivative liabilities:
Interest rate swaps	$—	$200	$—	$200	$—	$237	$—	$237
Interest rate options	—	13	—	13	—	20	—	20
Interest rate futures and forward commitments	—	8	—	8	—	9	—	9
Other contracts	1	31	4	36	2	69	3	74
Total derivative liabilities	$1	$252	$4	$257	$2	$335	$3	$340
Non-recurring fair value measurements
Loans held for sale	$—	$—	$14	$14	$—	$—	$10	$10
Foreclosed property and other real estate	—	19	7	26	—	16	3	19
_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.

The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at March 31, 2019 and 2018 are not material.

	Three Months Ended March 31, 2019
	Opening Balance January 1, 2019	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2019
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$418	(39)	(1)	7	—	—	—	—	—	—	$386

	Three Months Ended March 31, 2018
	Opening Balance January 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	12	(1)	—	8	—	—	—	—	—	$356
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2019	2018
	(In millions)
Loans held for sale	$(2)	$(3)
Foreclosed property and other real estate	(8)	(5)
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2019, and December 31, 2018. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2019, and December 31, 2018, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2019
	Level 3 Estimated Fair Value at March 31, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$386	Discounted cash flow	Weighted-average CPR (%)	4.6% - 45.5% (10.4%)
			OAS (%)	5.7% - 15.0% (7.6%)

_________
(1) See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2018
	Level 3 Estimated Fair Value at December 31, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$418	Discounted cash flow	Weighted-average CPR (%)	4.4% - 42.6% (9.0%)
			OAS (%)	5.7% - 15.0% (7.6%)
_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 4. See Note 4 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2019			December 31, 2018
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$284	$274	$10	$251	$242	$9
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2019 and 2018. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended March 31
	2019	2018
	(In millions)
Mortgage loans held for sale, at fair value	$—	$(3)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2019 are as follows:

	March 31, 2019
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,807	$3,807	$3,807	$—	$—
Debt securities held to maturity	1,451	1,454	—	1,454	—
Debt securities available for sale	23,786	23,786	174	23,604	8
Loans held for sale	318	318	—	302	16
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	82,379	81,608	—	—	81,608
Other earning assets(4)	1,268	1,268	348	920	—
Derivative assets	427	427	1	418	8
Financial liabilities:
Derivative liabilities	257	257	1	252	4
Deposits	95,720	95,772	—	95,772	—
Short-term borrowings	1,600	1,600	—	1,600	—
Long-term borrowings	12,957	13,328	—	12,400	928
Loan commitments and letters of credit	73	488	—	—	488
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at March 31, 2019 was $771 million or 0.9 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.2 billion at March 31, 2019.

(4)	Excluded from this table is the operating lease carrying amount of $349 million at March 31, 2019.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2018 are as follows:

	December 31, 2018
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

NOTE 11. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2018.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
Discontinued operations includes all brokerage and investment activities associated with the sale of Morgan Keegan which closed on April 2, 2012, as well as the sale of Regions Insurance Group, Inc. and related affiliates, which closed on July 2, 2018. See Note 3 "Discontinued Operations" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$358	$576	$47	$(33)	$948	$—	$948
Provision (credit) for loan losses	43	83	4	(39)	91	—	91
Non-interest income	131	281	78	12	502	—	502
Non-interest expense	232	514	88	26	860	—	860
Income (loss) before income taxes	214	260	33	(8)	499	—	499
Income tax expense (benefit)	53	65	8	(21)	105	—	105
Net income (loss)	$161	$195	$25	$13	$394	$—	$394
Average assets	$53,851	$35,401	$2,203	$34,088	$125,543	$—	$125,543

	Three Months Ended March 31, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$337	$531	$49	$(8)	$909	$—	$909
Provision (credit) for loan losses	46	77	4	(137)	(10)	—	(10)
Non-interest income	144	277	77	9	507	34	541
Non-interest expense	229	517	90	48	884	34	918
Income (loss) before income taxes	206	214	32	90	542	—	542
Income tax expense (benefit)	52	54	8	14	128	—	128
Net income (loss)	$154	$160	$24	$76	$414	$—	$414
Average assets	$51,037	$34,951	$2,359	$34,977	$123,324	$170	$123,494
NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2019	December 31, 2018
	(In millions)
Unused commitments to extend credit	$51,608	$51,406
Standby letters of credit	1,396	1,428
Commercial letters of credit	124	44
Liabilities associated with standby letters of credit	24	28
Assets associated with standby letters of credit	25	29
Reserve for unfunded credit commitments	50	51
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of March 31, 2019, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 3 in the Annual Report on Form 10-K for the year ended December 31, 2018, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of March 31, 2019, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At both March 31, 2019 and December 31, 2018, the Company's DUS servicing portfolio totaled approximately $3.6 billion. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.2 billion at both March 31, 2019 and December 31, 2018. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both March 31, 2019 and December 31, 2018. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018, for additional information.

NOTE 13. REVENUE RECOGNITION
The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration Regions expects to be entitled to receive in exchange for those products or services. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2018, for descriptions of the accounting and reporting policies related to revenue recognition.
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated.

	Three Months Ended March 31, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$39	$133	$—	$1	$2	$175	$—
Card and ATM fees	13	99	—	1	(4)	109	—
Investment management and trust fee income	—	—	57	—	—	57	—
Capital markets income	21	—	—	—	21	42	—
Mortgage income	—	—	—	—	27	27	—
Investment services fee income	—	—	19	—	—	19	—
Commercial credit fee income	—	—	—	—	18	18	—
Bank-owned life insurance	—	—	—	—	23	23	—
Securities gains (losses), net	—	—	—	—	(7)	(7)	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	5	5	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(1)	(1)	—
Other miscellaneous income	6	20	2	(6)	13	35	—
	$79	$252	$78	$(4)	$97	$502	$—

	Three Months Ended March 31, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$37	$131	$1	$1	$1	$171	$—
Card and ATM fees	12	96	—	—	(4)	104	—
Investment management and trust fee income	—	—	58	—	—	58	—
Capital markets income	18	—	—	—	32	50	—
Mortgage income	—	—	—	—	38	38	—
Investment services fee income	—	—	17	—	—	17	—
Commercial credit fee income	—	—	—	—	17	17	—
Bank-owned life insurance	—	—	—	—	17	17	—
Securities gains (losses), net	—	—	—	—	—	—	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	(1)	(1)	—
Market value adjustments on employee benefit assets - other	—	—	—	—	—	—	—
Insurance commissions and fees	—	—	—	—	—	—	34
Other miscellaneous income	5	9	1	—	21	36	—
	$72	$236	$77	$1	$121	$507	$34

________

(1)
This revenue is not impacted by the accounting guidance related to revenue from contracts with customers and continues to be recognized when earned in accordance with the Company's existing revenue recognition policy.

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

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2019
ASU 2016-02, Leases

ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10, Narrow Amendments to Topic 842

ASU 2018-11, Targeted Improvements to Topic 842

ASU 2018-20, Narrow-Scope Improvements for Lessors

ASU 2019-01, Codification Improvements

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
January 1, 2019
Regions adopted the standard on January 1, 2019 using the optional transition method, which allowed for a modified retrospective method of adoption with an immaterial cumulative effect adjustment to retained earnings without restating comparable periods. Regions elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs. Regions also applied the exemption for short-term leases with a term of less than one year, whereby Regions does not recognize a lease liability or right-of-use asset on the balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate. For property leases, Regions did not elect the practical expedient to combine lease and non-lease components.

The standard resulted in recognition of right-of-use assets and lease liabilities for operating leases, while accounting for finance leases remains largely unchanged. Adoption of the standard resulted in the recognition of additional right-of-use assets and lease liabilities for operating leases of approximately $451 million as of January 1, 2019.

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most leases do not state an implicit rate, Regions utilizes the incremental borrowing rate based on information available at the commencement date to determine the present value of the lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term.

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
		January 1, 2019	The adoption of this guidance did not have a material impact.
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
		January 1, 2019	The adoption of this guidance did not have a material impact.
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
		January 1, 2019	The adoption of this guidance did not have a material impact.
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
		January 1, 2019	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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

The project implementation plan also establishes a parallel processing timeline which began with a limited parallel run in the first quarter of 2019. The first quarter 2019 limited parallel run included running, validating and reconciling all models. However, the qualitative framework and certain internal controls have not been fully developed and therefore were not included in the first quarter parallel run. Parallel runs will be enhanced throughout the year to include the qualitative framework, supporting analytics, end-to-end governance, internal controls and disclosures.

Regions provides updates to senior management and to the Audit Committee and Risk Committee of the Board of Directors. These communications provide an update on the status of the implementation as discussed above.

Adoption of the standard may result in an overall material increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining contractual life of the portfolio. However, the impact at adoption will be influenced by the portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time. Based on initial modeling, the consumer loan portfolios are expected to experience an increase due to longer-dated loans in products such as residential first mortgages and home equity lending products. Additionally, there could be increases or decreases in the allowance in certain other loan portfolios at adoption.

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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2018, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 "Basis of Presentation" and Note 14 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2019 compared to the three months ended March 31, 2018 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2019 compared to December 31, 2018.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2019, Regions operated 1,456 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. See Note 11 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. The gain associated with the transaction amounted to $281 million gain ($196 million after tax). On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. and Regions Trust were not included in the sale; they are included in the Wealth Management segment. See Note 3 “Discontinued Operations” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion.
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
FIRST QUARTER OVERVIEW
Regions reported net income available to common shareholders of $378 million, or $0.37 per diluted share, in the first quarter of 2019 compared to $398 million, or $0.35 per diluted share, in the first quarter of 2018. The primary driver of the decrease in net income from the prior year period was the increase in the provision for loan losses partially offset by higher net interest income and other financing income and lower non-interest expense.

For the first quarter of 2019, net interest income and other financing income (taxable-equivalent basis) totaled $961 million million, up $39 million compared to the first quarter of 2018. The net interest margin (taxable-equivalent basis) was 3.53 percent for the first quarter of 2019 and 3.46 percent in the first quarter of 2018. Net interest margin and net interest income and other financing income benefited primarily from higher interest rates partially offset by higher funding costs. Net interest income and other financing income also benefited from higher average loan balances.
The provision (credit) for loan losses totaled $91 million in the first quarter of 2019 compared to $(10) million during the first quarter of 2018. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Net charge-offs totaled $78 million, or an annualized 0.38 percent of average loans, in the first quarter of 2019, compared to $84 million, or an annualized 0.42 percent for the first quarter of 2018. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses at March 31, 2019 and December 31, 2018, was 1.01 percent of total loans, net of unearned income. Total non-performing loans increased to 0.62 percent of total loans, net of unearned income, at March 31, 2019, compared to 0.60 percent at December 31, 2018.
Non-interest income from continuing operations was $502 million for the first quarter of 2019 compared to $507 million for the first quarter of 2018. The decrease was primarily driven by declines in capital markets income and mortgage income, combined with net securities losses partially offset by increases in service charges on deposit accounts, card and ATM fees, and bank-owned life insurance. See Table 20 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $860 million in the first quarter of 2019, a $24 million decrease from the first quarter of 2018. The decrease was primarily driven by lower salaries and employee benefits expense, FDIC insurance assessments and professional fees partially offset by an increase in other non-interest expense. See Table 21 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended March 31, 2019 was $105 million compared to $128 million for the same period in 2018. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Near-term and Long-term Expectations

2019 Expectations		Three-Year Expectations (2019-2021)
Category	Expectation	Category	Expectation
Full year adjusted average loan growth	Low to mid-single digits	2021 adjusted return on average tangible common equity	18%-20%
Full year adjusted total revenue growth	2%-4%	2021 adjusted efficiency ratio	<55%
Full year adjusted non-interest expense	Relatively stable	Annual net charge-offs / average loans	40-65 basis points
Net charge-offs / average loans	40-50 basis points
Effective tax rate	20%-22%	Expect to generate positive operating leverage each year.
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-Q. For more information related to the Company's near-term and long-term expectations, including additional guidance within the ranges disclosed above, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $269 million from year-end 2018 to March 31, 2019, due primarily to an increase in cash on deposit with the FRB, as the result of normal day-to-day operating variations.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1— Debt Securities

	March 31, 2019	December 31, 2018
	(In millions)
U.S. Treasury securities	$174	$280
Federal agency securities	45	43
Mortgage-backed securities:
Residential agency	18,263	17,475
Residential non-agency	2	2
Commercial agency	4,806	4,466
Commercial non-agency	730	760
Corporate and other debt securities	1,217	1,185
	$25,237	$24,211
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. See Note 2 "Debt Securities" to the consolidated financial statements for additional information.
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.
LOANS HELD FOR SALE
Loans held for sale totaled $318 million at March 31, 2019, consisting of $288 million of residential real estate mortgage loans, $17 million of commercial mortgage and other loans, and $13 million of non-performing loans. At December 31, 2018, loans held for sale totaled $304 million, consisting of $256 million of residential real estate mortgage loans, $38 million of commercial mortgage and other loans, and $10 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at March 31, 2019. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2019	December 31, 2018
	(In millions, net of unearned income)
Commercial and industrial	$40,985	$39,282
Commercial real estate mortgage—owner-occupied	5,522	5,549
Commercial real estate construction—owner-occupied	434	384
Total commercial	46,941	45,215
Commercial investor real estate mortgage	4,715	4,650
Commercial investor real estate construction	1,871	1,786
Total investor real estate	6,586	6,436
Residential first mortgage	14,113	14,276
Home equity	9,014	9,257
Indirect—vehicles	2,759	3,053
Indirect—other consumer	2,547	2,349
Consumer credit card	1,274	1,345
Other consumer	1,196	1,221
Total consumer	30,903	31,501
	$84,430	$83,152

PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2018 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 3 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $1.7 billion since year-end 2018 driven primarily by an increase in line utilization, the expansion of existing customer relationships and addition of new relationships. The Company experienced increases in the corporate, middle market and real estate portfolios aided by growth within specialized lending groups, diversified lending groups and real estate investment trust portfolios. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $27 million from year-end 2018, reflecting a slowing pace of decline. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	March 31, 2019
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,382	$886	$2,268
Agriculture	502	278	780
Educational services	2,594	594	3,188
Energy	2,292	2,343	4,635
Financial services	4,174	3,707	7,881
Government and public sector	2,854	522	3,376
Healthcare	3,880	1,770	5,650
Information	1,582	858	2,440
Manufacturing	4,899	3,733	8,632
Professional, scientific and technical services	1,832	1,427	3,259
Real estate	7,002	6,632	13,634
Religious, leisure, personal and non-profit services	1,670	775	2,445
Restaurant, accommodation and lodging	2,066	545	2,611
Retail trade	2,550	2,011	4,561
Transportation and warehousing	1,910	1,208	3,118
Utilities	1,837	2,257	4,094
Wholesale goods	3,561	2,395	5,956
Other (1)	354	2,697	3,051
Total commercial	$46,941	$34,638	$81,579

	December 31, 2018 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,353	$882	$2,235
Agriculture	550	235	785
Educational services	2,500	606	3,106
Energy	2,275	2,408	4,683
Financial services	4,063	3,670	7,733
Government and public sector	2,826	506	3,332
Healthcare	3,854	1,869	5,723
Information	1,446	1,002	2,448
Manufacturing	4,543	4,061	8,604
Professional, scientific and technical services	1,730	1,434	3,164
Real estate	6,696	6,567	13,263
Religious, leisure, personal and non-profit services	1,735	766	2,501
Restaurant, accommodation and lodging	2,071	590	2,661
Retail trade	2,362	2,267	4,629
Transportation and warehousing	1,869	974	2,843
Utilities	1,729	2,287	4,016
Wholesale goods	3,356	2,549	5,905
Other (1)	257	2,458	2,715
Total commercial	$45,215	$35,131	$80,346
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $150 million in comparison to 2018 year-end balances. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans decreased $163 million in comparison to 2018 year-end balances primarily due to the first quarter 2019 sale of $167 million of affordable housing residential mortgage loans, which generated an $8 million pre-tax gain. Approximately $469 million in new loan originations were retained on the balance sheet through the first three months of 2019.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio totaled $9.0 billion at March 31, 2019 as compared to $9.3 billion at December 31, 2018. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2019. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2019	$45	0.79%	$40	0.70%	$85
2020	105	1.84	74	1.3	179
2021	122	2.13	106	1.86	228
2022	134	2.35	125	2.19	259
2023	165	2.90	151	2.63	316
2024-2028	2,314	40.56	2,189	38.37	4,503
2029-2033	75	1.32	58	1.02	133
Thereafter	1	0.01	1	0.03	2
Total	$2,961	51.90%	$2,744	48.10%	$5,705
Of the $9.0 billion home equity portfolio at March 31, 2019, approximately $5.7 billion were home equity lines of credit and $3.3 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, home equity lines of credit had a 20-year repayment term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
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
Table 5—Estimated Current Loan to Value Ranges

	March 31, 2019			December 31, 2018
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$76	$25	$47	$64	$28	$52
80% - 100%	1,678	161	318	1,720	168	346
Below 80%	12,044	5,712	2,573	12,117	5,852	2,627
Data not available	315	66	112	375	66	118
	$14,113	$5,964	$3,050	$14,276	$6,114	$3,143
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $294 million from year-end 2018. The decrease is due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business due to competition-based margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and intends to complete any in-process indirect auto loan closings by the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other point of sale lending through third parties. This portfolio class increased $198 million from year-end 2018, primarily due to continued growth in existing point of sale initiatives.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $71 million from year-end 2018 reflecting seasonality.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $25 million from year-end 2018.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both March 31, 2019 and December 31, 2018.

Table 6—Estimated Current FICO Score Ranges

	March 31, 2019
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$711	$246	$144	$264	$62	$101	$71
620-680	722	417	247	307	233	226	145
681-720	1,249	686	364	345	460	279	222
Above 720	11,051	4,485	2,246	1,787	1,656	660	694
Data not available	380	130	49	56	136	8	64
	$14,113	$5,964	$3,050	$2,759	$2,547	$1,274	$1,196

	December 31, 2018
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$700	$239	$142	$272	$56	$98	$69
620-680	747	429	259	332	212	229	148
681-720	1,270	708	376	384	405	288	223
Above 720	11,104	4,610	2,316	1,992	1,474	721	704
Data not available	455	128	50	73	202	9	77
	$14,276	$6,114	$3,143	$3,053	$2,349	$1,345	$1,221
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (“allowance”) consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Discussion of the methodology used to calculate the allowance is included in Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $853 million at March 31, 2019 as compared to $840 million at December 31, 2018. The allowance for loan losses as a percentage of net loans was 1.01% at both March 31, 2019 and December 31, 2018.
The provision (credit) for loan losses increased by $101 million for the first quarter of 2019 as compared to the same period in 2018. During the first quarter of 2018, lower than anticipated losses associated with certain 2017 hurricanes resulted in a reduction of $30 million to the Company's hurricane-specific loan loss allowance, and the sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans resulted in a $16 million net reduction to the provision for loan losses. Both of these factors, combined with broad-based improved credit metrics, resulted in the credit for loan losses for the first quarter of 2018. Higher loan balances and the stabilization and normalization of credit resulted in the increased provision for loan losses for the first quarter of 2019. The provision for loan losses for the first quarter of 2019 was approximately $13 million greater than net charge-offs, which included provision for loan growth. Net charge-offs for the first quarter of 2019 were approximately $6 million lower compared to the same period in 2018.
Management expects that net loan charge-offs will be in the 0.40 percent to 0.50 percent range for the 2019 year based on recent trends and current market conditions. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2019. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 7 “Allowance for Credit Losses.”
Refer to Note 14 "Recent Accounting Pronouncements" to the consolidated financial statements for discussion regarding the pending accounting pronouncement that will replace the current incurred loss accounting model for the allowance for credit losses with a current expected credit loss approach (CECL), which will be effective for Regions on January 1, 2020.

Table 7—Allowance for Credit Losses

	Three Months Ended March 31
	2019	2018
	(Dollars in millions)
Allowance for loan losses at beginning of year	$840	$934
Loans charged-off:
Commercial and industrial	27	25
Commercial real estate mortgage—owner-occupied	3	5
Commercial investor real estate mortgage	—	8
Residential first mortgage	1	8
Home equity	6	6
Indirect—vehicles	9	12
Indirect—other consumer	17	12
Consumer credit card	17	16
Other consumer	22	20
	102	112
Recoveries of loans previously charged-off:
Commercial and industrial	6	8
Commercial real estate mortgage—owner-occupied	3	2
Commercial investor real estate mortgage	1	2
Residential first mortgage	1	1
Home equity	4	4
Indirect—vehicles	4	5
Indirect—other consumer	—	—
Consumer credit card	2	2
Other consumer	3	4
	24	28
Net charge-offs:
Commercial and industrial	21	17
Commercial real estate mortgage—owner-occupied	—	3
Commercial investor real estate mortgage	(1)	6
Residential first mortgage	—	7
Home equity	2	2
Indirect—vehicles	5	7
Indirect—other consumer	17	12
Consumer credit card	15	14
Other consumer	19	16
	78	84
Provision (credit) for loan losses	91	(10)
Allowance for loan losses at March 31	$853	$840
Reserve for unfunded credit commitments at beginning of year	$51	$53
Provision (credit) for unfunded credit losses	(1)	(4)
Reserve for unfunded credit commitments at March 31	$50	$49
Allowance for credit losses at March 31	$903	$889
Loans, net of unearned income, outstanding at end of period	$84,430	$79,822
Average loans, net of unearned income, outstanding for the period	$83,725	$79,891
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.01%	1.05%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	163%	140%
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.38%	0.42%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, consumer credit card and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modifications were offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. More detailed information is included in Note 3 "Loans and the Allowance For Credit Losses" to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods presented:
Table 8—Troubled Debt Restructurings

	March 31, 2019		December 31, 2018
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$106	$14	$108	$17
Investor real estate	14	1	14	1
Residential first mortgage	173	18	170	16
Home equity	180	7	189	6
Consumer credit card	1	—	1	—
Other consumer	5	—	6	—
	479	40	488	40
Non-accrual status or 90 days past due and still accruing:
Commercial	220	24	183	18
Investor real estate	5	—	5	—
Residential first mortgage	37	4	38	4
Home equity	15	1	15	—
	277	29	241	22
Total TDRs - Loans	$756	$69	$729	$62

TDRs - Held For Sale	8	—	5	—
Total TDRs	$764	$69	$734	$62
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
For the consumer portfolio, changes in TDRs are primarily due to inflows from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP, as detailed in Note 3 “Loans and the Allowance for Credit Losses” to the consolidated financial statements, Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$291	$19	$347	$91
Inflows	74	1	165	48
Outflows:
Charge-offs	(8)	—	(2)	—
Payments, sales and other (1)	(31)	(1)	(83)	(46)
Balance, end of period	$326	$19	$427	$93
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes less than $1 million of both commercial loans and investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the three months ended March 31, 2019. During the three months ended March 31, 2018, $8 million of commercial loans and $5 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$336	$307
Commercial real estate mortgage—owner-occupied	67	67
Commercial real estate construction—owner-occupied	14	8
Total commercial	417	382
Commercial investor real estate mortgage	8	11
Total investor real estate	8	11
Residential first mortgage	34	40
Home equity	64	63
Total consumer	98	103
Total non-performing loans, excluding loans held for sale	523	496
Non-performing loans held for sale	13	10
Total non-performing loans(1)	536	506
Foreclosed properties	53	52
Non-marketable investments received in foreclosure	8	8
Total non-performing assets(1)	$597	$566
Accruing loans 90 days past due:
Commercial and industrial	$11	$8
Commercial real estate mortgage—owner-occupied	1	—
Total commercial	12	8
Residential first mortgage(2)	66	66
Home equity	37	34
Indirect—vehicles	7	9
Indirect—other consumer	1	1
Consumer credit card	20	20
Other consumer	4	5
Total consumer	135	135
	$147	$143
Restructured loans not included in the categories above	$479	$488
Non-performing loans(1) to loans and non-performing loans held for sale	0.63%	0.61%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.71%	0.68%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $76 million at March 31, 2019 and $84 million at December 31, 2018.

Non-performing loans at March 31, 2019 have increased compared to year-end levels as asset quality continued to normalize. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 60 percent of the total balance at March 31, 2019.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $147 million at March 31, 2019, an increase from $143 million at December 31, 2018.

At March 31, 2019, Regions had approximately $75 million to $135 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The majority of the loans on which the potential problem loan estimate is based are considered criticized and classified. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 3 “Loans and the Allowance for Credit Losses” to the consolidated financial statements.
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$11	$103	$496
Additions	104	—	—	104
Net payments/other activity	(29)	(3)	(5)	(37)
Return to accrual	(1)	—	—	(1)
Charge-offs on non-accrual loans(2)	(25)	—	—	(25)
Transfers to held for sale(3)	(12)	—	—	(12)
Transfers to real estate owned	(1)	—	—	(1)
Sales	(1)	—	—	(1)
Balance at end of period	$417	$8	$98	$523

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$528	$6	$116	$650
Additions	78	18	—	96
Net payments/other activity	(84)	(1)	2	(83)
Return to accrual	(16)	(1)	—	(17)
Charge-offs on non-accrual loans(2)	(28)	(8)	—	(36)
Transfers to held for sale(3)	(5)	—	(2)	(7)
Sales	(2)	—	—	(2)
Balance at end of period	$471	$14	$116	$601
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $2 million and $3 million recorded upon transfer for the three months ended March 31, 2019 and 2018, respectively.

GOODWILL
Goodwill totaled $4.8 billion at both March 31, 2019 and December 31, 2018 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the first quarter of 2019 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2019 interim period.
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
The following table summarizes deposits by category:
Table 12—Deposits

	March 31, 2019	December 31, 2018
	(In millions)
Non-interest-bearing demand	$34,775	$35,053
Savings	9,031	8,788
Interest-bearing transaction	19,724	19,175
Money market—domestic	23,806	24,111
Time deposits	7,704	7,122
Customer deposits	95,040	94,249
Corporate treasury time deposits	680	242
	$95,720	$94,491
Total deposits at March 31, 2019 increased approximately $1.2 billion compared to year-end 2018 levels, with the deposit mix experiencing movement from lower cost to higher cost products. During the first quarter of 2019, balance increases in interest-bearing transaction accounts, savings, customer time deposits, and brokered treasury time deposits were partially offset by balance decreases in non-interest-bearing demand and money market accounts. Specifically, interest-bearing transaction and time deposit balances increased due to the offering of higher rates, portfolio remixing, and overall account growth. Savings account balances increased, generally reflecting seasonal trends. The non-interest-bearing demand decline was due primarily to customers using liquidity to pay down debt or invest in their businesses, as well as portfolio remixing. The decrease in money market account balances reflects the final portion of a longer-term initiative to reduce higher-cost retail brokered sweep deposits. Treasury brokered time deposits were used to supplement incremental balance sheet funding needs.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $1.6 billion at both March 31, 2019 and December 31, 2018. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy.
The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	March 31, 2019	December 31, 2018
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$1,101	$1,101
2.75% senior notes due August 2022	996	996
3.80% senior notes due August 2023	995	497
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	157	157
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(16)	(47)
	3,631	3,102
Regions Bank:
FHLB advances	6,902	6,902
2.75% senior notes due April 2021	548	548
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	349	349
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	499	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	499	499
6.45% subordinated notes due June 2037	495	495
Other long-term debt	34	33
Valuation adjustments on hedged long-term debt	—	(3)
	9,326	9,322
Total consolidated	$12,957	$12,424
Long-term borrowings increased by approximately $533 million since year-end 2018 due primarily to a $500 million issuance of senior notes through a reopening of the Company's 3.80% senior notes due August 2023, which were effectively converted to floating rate notes at 1 month LIBOR through the simultaneous execution of an interest rate swap.
Long-term FHLB advances have a weighted-average interest rate of 2.6 percent at both March 31, 2019 and December 31, 2018 with remaining maturities ranging from less than one year to nine years and a weighted-average of approximately 1 year.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $15.5 billion at March 31, 2019 as compared to $15.1 billion at December 31, 2018. During the first three months of 2019, net income increased stockholders’ equity by $394 million, while cash dividends on common stock reduced stockholders' equity by $142 million and cash dividends on preferred stock reduced stockholder's equity by $16 million. Changes in accumulated other comprehensive income increased stockholders' equity by $366 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the first quarter of 2019. Common stock repurchased during the first three months of 2019 reduced stockholders' equity by $190 million. These shares were immediately retired and therefore are not included in treasury stock.
Total equity includes noncontrolling interest of $11 million, representing the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at March 31, 2019.
On June 28, 2018, Regions received no objection from the Federal Reserve to its 2018 capital plan that was submitted as part of the CCAR process, which included the repurchase of common shares and a common stock dividend increase.
See Note 6 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for additional information.

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
Under the Basel III Rules, Regions is designated as a standardized approach bank. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Regulatory Requirements" section of Management's Discussion and Analysis in the 2018 Annual Report on Form 10-K. Additional discussion is also included in Note 14 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the 2018 Annual Report on Form 10-K.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules	March 31, 2019 Ratio (1)	December 31, 2018 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	9.81%	9.90%	4.50%	N/A
Regions Bank	11.50	11.59	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.58%	10.68%	6.00%	6.00%
Regions Bank	11.50	11.59	6.00	8.00
Total capital:
Regions Financial Corporation	12.35%	12.46%	8.00%	10.00%
Regions Bank	12.82	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	9.26%	9.32%	4.00%	N/A
Regions Bank	10.08	10.12	4.00	5.00%
________
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
At March 31, 2019, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section in the 2018 Annual Report on Form 10-K for more information.

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2019 and December 31, 2018.
Table 15—Credit Ratings

As of March 31, 2019 and December 31, 2018
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F2	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Stable	Stable

_________
N/A - Not applicable.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2018 for more information.
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
Total average loans is presented including (1) the impact of the fourth quarter of 2018 reclassification of purchase cards to commercial and industrial loans from others assets, (2) excluding the impact of the first quarter 2018 residential first mortgage loan sale, and (3) excluding the indirect vehicles exit portfolio to arrive at adjusted average total loans (non-GAAP). Regions believes adjusting average total loans provides a meaning calculation of loan growth rates and presents them on the same basis as that applied by management.
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
The calculation of the fully phased-in pro-forma "Common equity Tier 1" (CET1) is based on Regions’ understanding of the Final Basel III requirements. For Regions, the Basel III framework became effective on a phased-in approach starting in 2015 with full implementation extending to 2019. The Basel III rules are now fully phased in, other than with respect to deductions and adjustments whose transitional treatment has been extended until the federal banking agencies' September 2017 proposal to revise and simplify the capital treatment of selected categories of assets is finalized. The calculation provided in the following table includes estimated pro-forma amounts for the ratio on a fully phased-in basis. Regions’ current understanding of the final framework includes certain assumptions, including the Company’s interpretation of the requirements, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as analyses and discussions with regulators continue. Because Regions is not currently subject to the fully phased-in capital rules, this pro-forma measure is considered to be a non-GAAP financial measure, and other entities may calculate it differently from Regions’ disclosed calculation. Since analysts and banking regulators may assess Regions’ capital adequacy using the fully phased-in Basel III framework, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on this same basis.
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
Table 16—GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31
	2019	2018
	(Dollar in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$83,725	$79,891
Add: Purchasing card balances (1)	—	208
Less: Balances of residential first mortgage loans sold (2)	—	164
Less: Indirect—vehicles	2,924	3,309
Adjusted average total loans (non-GAAP)	$80,801	$76,626

		Three Months Ended March 31
		2019	2018
		(Dollars in millions)
INCOME — CONSOLIDATED
Net income (GAAP)		$394	$414
Preferred dividends (GAAP)		(16)	(16)
Net income available to common shareholders (GAAP)	A	$378	$398
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	B	$860	$884
Significant items:
Branch consolidation, property and equipment charges		(6)	(3)
Expenses associated with residential mortgage loan sale		—	(4)
Salary and employee benefits—severance charges		(2)	(15)
Adjusted non-interest expense (non-GAAP)	C	$852	$862
Net interest income and other financing income (GAAP)	D	$948	$909
Taxable-equivalent adjustment		13	13
Net interest income and other financing income, taxable-equivalent basis - continuing operations	E	961	922
Non-interest income (GAAP)	F	502	507
Significant items:
Securities (gains) losses, net		7	—
Leveraged lease termination gains		—	(4)
Gain on sale of affordable housing residential mortgage loans (3)		(8)	—
Adjusted non-interest income (non-GAAP)	G	$501	$503
Total revenue	D+F=H	$1,450	$1,416
Adjusted total revenue	D+G=I	$1,449	$1,412
Total revenue, taxable-equivalent basis	E+F=J	$1,463	$1,429
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,462	$1,425
Efficiency ratio (GAAP)	B/J	58.81%	61.92%
Adjusted efficiency ratio (non-GAAP)	C/K	58.29%	60.54%
Fee income ratio (GAAP)	F/J	34.31%	35.49%
Adjusted fee income ratio (non-GAAP)	G/K	34.26%	35.29%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$15,192	$15,848
Less: Average intangible assets (GAAP)		4,940	5,076
Average deferred tax liability related to intangibles (GAAP)		(94)	(99)
Average preferred stock (GAAP)		820	820
Average tangible common stockholders’ equity (non-GAAP)	L	$9,526	$10,051
Return on average tangible common stockholders’ equity (non-GAAP)(4)	A/L	16.09%	16.08%

		March 31, 2019	December 31, 2018
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$15,512	$15,090
Less: Ending intangible assets (GAAP)		4,937	4,944
Ending deferred tax liability related to intangibles (GAAP)		(94)	(94)
Ending preferred stock (GAAP)		820	820
Ending tangible common stockholders’ equity (non-GAAP)	M	$9,849	$9,420
Ending total assets (GAAP)		$128,802	$125,688
Less: Ending intangible assets (GAAP)		4,937	4,944
Ending deferred tax liability related to intangibles (GAAP)		(94)	(94)
Ending tangible assets (non-GAAP)	N	$123,959	$120,838
End of period shares outstanding	O	1,013	1,025
Tangible common stockholders’ equity to tangible assets (non-GAAP)	M/N	7.95%	7.80%
Tangible common book value per share (non-GAAP)	M/O	$9.72	$9.19

		March 31, 2019	December 31, 2018
		(Dollars in millions, except per share data)
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (5)
Stockholders’ equity (GAAP)		$15,512	$15,090
Non-qualifying goodwill and intangibles		(4,833)	(4,839)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		584	940
Preferred stock (GAAP)		(820)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	P	$10,443	$10,371
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (6)	Q	$107,128	$105,475
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	P/Q	9.75%	9.83%
_________

(1)	On December 31, 2018, purchasing cards were reclassified to commercial and industrial loans from other assets.

(2)	Adjustments to average loan balances assume a simple day-weighted average impact for the first quarter of 2018.

(3)	The gain on sale of affordable housing residential mortgage loans in the first quarter of 2019 was the result of the sale of approximately $167 million of loans.

(4)	Income statement amounts have been annualized in calculation.
(5) Current quarter amounts and the resulting ratio are estimated.
(6) Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	—%
Debt securities:
Debt securities—taxable	24,251	165	2.72	24,588	154	2.52
Loans held for sale	302	3	3.63	359	3	3.21
Loans, net of unearned income (1)(2)	83,725	994	4.78	79,891	864	4.35
Investment in operating leases, net	364	3	3.41	472	4	2.82
Other earning assets	1,849	19	4.29	2,853	19	2.71
Total earning assets	110,491	1,184	4.31	108,164	1,044	3.88
Allowance for loan losses	(843)			(933)
Cash and due from banks	1,893			1,951
Other non-earning assets	14,002			14,312
	$125,543			$123,494
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,852	4	0.17	$8,615	4	0.18
Interest-bearing checking	19,309	33	0.69	19,935	16	0.32
Money market	23,989	40	0.68	24,601	14	0.24
Time deposits	8,124	31	1.56	6,813	15	0.91
Total interest-bearing deposits (3)	60,274	108	0.73	59,964	49	0.33
Federal funds purchased and securities sold under agreements to repurchase	343	2	2.41	103	—	—
Other short-term borrowings	1,735	11	2.55	156	1	1.46
Long-term borrowings	11,753	102	3.47	9,531	72	3.00
Total interest-bearing liabilities	74,105	223	1.22	69,754	122	0.71
Non-interest-bearing deposits (3)	33,896	—	—	35,464	—	—
Total funding sources	108,001	223	0.83	105,218	122	0.46
Net interest spread			3.09			3.17
Other liabilities	2,350			2,428
Stockholders’ equity	15,192			15,848
	$125,543			$123,494
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$961	3.53%		$922	3.46%
_____

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $1 million and $5 million for the three months ended March 31, 2019 and 2018, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.46% and 0.21% for the three months ended March 31, 2019 and 2018, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for both March 31, 2019 and 2018, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2019, net interest income and other financing income (taxable-equivalent basis) totaled $961 million compared to $922 million in the first quarter of 2018. The net interest margin (taxable-equivalent basis) was 3.53 percent for the first quarter of 2019 and 3.46 percent for the first quarter of 2018. The increase in net interest margin (taxable-equivalent basis) for the first quarter of 2019, compared to the same period of 2018, was primarily due to higher market interest rates and higher yields on earning assets, particularly loans, exceeding the increase in total funding costs.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company continues to present the minus 100 basis point shock. Rising and falling rate scenarios of greater magnitude are also analyzed. While not presented in Table 18, the impact of a larger magnitude down rate scenario based on historical yield curve minimums is explained in the following section. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of March 31, 2019, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending March 2020. The estimated exposure associated with the parallel yield curve shift of minus 100 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have resulted in a modest increase in deposit and other funding costs for Regions. Therefore, it is expected that declines in funding costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio. At current rate levels, the interest income sensitivity afforded by potential further extension of investment securities and the resulting impact on premium amortization is reduced, making intermediate and long-term interest rate sensitivity primarily attributable to changes in the level of reinvestment yields on fixed rate assets.
With respect to sensitivity along the yield curve, the balance sheet is estimated to be asset sensitive to short-term, intermediate-term, and long-term rates individually. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $82 million if intermediate and longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if intermediate and longer-term interest rates were to immediately and on a sustained basis underperform the base case by 100 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $119 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges that have been transacted are contemplated to the extent they start within the measurement horizon. Forward starting hedging relationships are currently being used to protect net interest income and other financing income as the macroeconomic cycle continues to evolve. Therefore, the Company's sensitivity levels are expected to decline to be roughly neutral in early 2020. More information regarding forward starting hedges is disclosed in Table 19 and its accompanying description.

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2019
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$164
+ 100 basis points	94
- 100 basis points	(124)

Instantaneous Change in Interest Rates
+ 200 basis points	$145
+ 100 basis points	94
- 100 basis points	(179)
As market interest rates have increased in recent years, larger magnitude falling rate shock scenarios have become possible, although the probability of such a movement is currently low. Regions has established a scenario by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equates to the lesser of -200 basis points, or a rate modestly lower than the historical all-time minimum. This provides a sufficiently punitive rate environment, while maintaining a higher level of reasonableness. An instantaneous shock under this environment would be expected to reduce net interest income and other financing income when compared to the base case by $384 million over the next 12 months.
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the + 100 basis point gradual interest rate change scenario in Table 18, the interest-bearing deposit re-pricing sensitivity over the 12 month horizon is expected to be between 50 percent and 70 percent of changes in short-term market rates (e.g., Fed Funds). A 5 percentage point higher sensitivity than the baseline assumption would decrease 12 month net interest income and other financing income in the gradual +100 basis points scenario by approximately $22 million. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
Similarly, management assumes that the change in the mix of deposits in a rising rate environment versus the baseline balance sheet growth assumptions is informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. As the rate cycle has progressed and a mix shift has become inherent in the baseline forecast, management has reduced the sensitivity impact on the shock scenarios. The magnitude of the shift is rate dependent and equates to approximately $1.5 billion over 12 months in the gradual +100 basis point scenario in Table 18. In the event this shift increased by an additional $1.5 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +100 basis points scenario by approximately $19 million.
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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2019
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$3,650	3.0	1.9%	2.6%	—%
Receive variable/pay fixed swaps	81	4.6	2.6	2.4	—
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	9,750	5.6	2.1	2.4	—
Interest rate floors	4,750	5.9	—	—	2.1
Total derivatives designated as hedging instruments	$18,231	5.2	2.1%	2.4%	2.1%
_________

(1)	Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
A portion of the cash flow hedging relationships designated above in Table 19 are forward starting, and therefore do not impact, or have limited impact to the estimated annual change in net interest income discussed in Table 18. As of March 31, 2019, $4.75 billion notional of the outstanding cash flow swaps were forward starting. All interest rate floors are forward starting. Forward starting swaps and floors have maturities of approximately five years from their respective start dates. Subsequent to March 31, 2019, the Company executed $750 million notional of forward starting cash flow swaps and $1.0 billion notional of forward starting floors with similar characteristics, start dates and maturities, to the forward starting hedges already transacted. Inclusive of these contracts, the total receive rate and strike price on all forward starting cash flow swaps and floors was 2.7 percent and 2.1 percent, respectively.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. All interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2018 contains more information on the management of credit risk.
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

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and other financing income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 9 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ quarter-end derivatives positions and further discussion.
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
Regions intends to fund its obligations primarily through cash generated from normal operations. See Note 12 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements. Regions also has obligations related to potential litigation contingencies.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $2.3 billion at March 31, 2019. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC, and ALCO regularly review compliance with the established limits.
The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 2 “Debt Securities” to the consolidated financial statements). The agency guaranteed mortgage-backed securities portfolio is another source of liquidity in various secured borrowing capacities.
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

The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2019, Regions had approximately $2.1 billion in cash on deposit with the FRB, an increase from approximately $1.5 billion at December 31, 2018.
Regions’ borrowing availability with the FRB as of March 31, 2019, based on assets pledged as collateral on that date, was $19.8 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2019, Regions’ outstanding balance of FHLB borrowings was $8.5 billion and its total borrowing capacity from the FHLB totaled $17.5 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements in the 2018 Annual Report on Form 10-K for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 13 "Long-Term Borrowings" to the consolidated financial statements in the 2018 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of risk characteristics of each loan type.
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

PROVISION (CREDIT) FOR LOAN LOSSES
The provision (credit) for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision (credit) for loan losses totaled $91 million in the first quarter of 2019 compared to $(10) million during the first quarter of 2018. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended March 31		3/31/2019 vs. 3/31/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$175	$171	$4	2.3%
Card and ATM fees	109	104	5	4.8%
Investment management and trust fee income	57	58	(1)	(1.7)%
Capital markets income	42	50	(8)	(16.0)%
Mortgage income	27	38	(11)	(28.9)%
Investment services fee income	19	17	2	11.8%
Commercial credit fee income	18	17	1	5.9%
Bank-owned life insurance	23	17	6	35.3%
Securities gains (losses), net	(7)	—	(7)	NM
Market value adjustments on employee benefit assets - defined benefit	5	(1)	6	NM
Market value adjustments on employee benefit assets - other	(1)	—	(1)	NM
Other miscellaneous income	35	36	(1)	(2.8)%
	$502	$507	$(5)	(1.0)%
________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund fees and other service charges. The increase during the first quarter of 2019 compared to the same period of 2018 was primarily due to continued customer account growth and increases in non-sufficient fund activity.
Capital markets income—Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The decrease in the first quarter of 2019 compared to the same period in 2018 was primarily due to lower fees generated from the placement of permanent financing for real estate customers. Partially offsetting this decrease was an increase in merger and acquisition advisory services.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income during the first three months of 2019 compared to the same period in 2018 was primarily due to reduction in the valuation of mortgage serving rights and related hedges, lower production and lower sales revenue. The decreases were partially offset by an increase in servicing income.
Bank-owned life insurance—Bank-owned life insurance increased in the first quarter of 2019 compared to the same period in 2018 due primarily to an increase in claims benefits and favorable market adjustments.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. The net loss incurred during the first quarter of 2019 was primarily due to the sale of certain lower-yielding securities.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income was relatively unchanged in the first quarter of 2019 compared to the same period in 2018. However, there were certain transactions in each quarter that offset. During the first quarter of 2018, $7 million in net gains associated with the sale of certain low income housing investments were recorded. During the first quarter of 2019, an $8 million gain associated with the sale of $167 million of affordable housing residential mortgage loans was recognized.
NON-INTEREST EXPENSE
Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31		3/31/2019 vs. 3/31/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$478	$495	$(17)	(3.4)%
Net occupancy expense	82	83	(1)	(1.2)%
Furniture and equipment expense	76	81	(5)	(6.2)%
Outside services	45	47	(2)	(4.3)%
Professional, legal and regulatory expenses	20	27	(7)	(25.9)%
Marketing	23	26	(3)	(11.5)%
FDIC insurance assessments	13	24	(11)	(45.8)%
Branch consolidation, property and equipment charges	6	3	3	100.0%
Visa class B shares expense	4	2	2	100.0%
Provision (credit) for unfunded credit losses	(1)	(4)	3	(75.0)%
Other miscellaneous expenses	114	100	14	14.0%
	$860	$884	$(24)	(2.7)%
Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits decreased for the first quarter of 2019 compared to the same period in 2018 primarily due to staffing reductions and lower severance charges. Severance charges totaled $2 million for first quarter 2019 compared to $15 million for first quarter 2018. Full-time equivalent headcount from continuing operations decreased to 20,056 at March 31, 2019 from 20,666 at March 31, 2018, reflecting the impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Professional fees—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the first quarter of 2019 compared to the first quarter of 2018 primarily due to lower consulting fees.
FDIC insurance assessments—FDIC insurance assessments decreased in the first quarter of 2019 compared to the same period of 2018 due to the discontinuation of the FDIC assessment surcharge that was implemented during the third quarter of 2016 and was in place throughout the first nine months of 2018.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased during the first quarter of 2019 compared to the same period of 2018 primarily due to an increase in non-service related pension costs associated with a lower discount rate as well as higher operational losses.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended March 31, 2019 was $105 million and $128 million for the three months ended March 31, 2018, resulting in effective taxes rates of 21.0 percent and 23.6 percent, respectively. The Company expects the full-year effective tax rate to be 20 to 22 percent for 2019.
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
At March 31, 2019, the Company reported a net deferred tax liability of $120 million compared to a net deferred tax asset of $20 million at December 31, 2018. This change was due primarily to a decrease in the deferred tax asset related to unrealized losses on available for sale securities and derivative instruments.
DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. Morgan Keegan was sold on April 2, 2012.
Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018. The results from discontinued operations for both the first quarter of 2019 and 2018 were immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 72 through 75 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2019, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 12, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2019, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2019	3,092,227	$15.42	3,092,227	$332,061,751
February 1-28, 2019	4,269,778	$15.50	4,269,778	$265,808,406
March 1-31, 2019	4,809,858	$15.76	4,809,858	$189,920,841
Total 1st Quarter	12,171,863	$15.58	12,171,863	$189,920,841

Regions' Board authorized, effective June 28, 2018, a new $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the end of the second quarter of 2019. As of March 31, 2019, Regions has repurchased approximately 102.6 million shares of common stock, through open market purchases and a contractual repurchase agreement, at a total cost of $1.8 billion under this plan. The Company also continued to repurchase shares on the open market under its capital plan in the second quarter of 2019. As of May 7, 2019, Regions had repurchased approximately 4.8 million shares of common stock at a total cost of approximately $74.5 million. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.5	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 25, 2018.

4.1
Deposit Agreement, dated as of April 30, 2019, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to Form 8-A filed by registrant on April 29, 2019.

4.2	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to Form 8-A filed by registrant on April 29, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2019	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)