Form 10-Q
period 2019-06-30
REGIONS FINANCIAL CORP
filed 2019-08-07
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of each of the issuer’s classes of common stock was 997,772,338 shares of common stock, par value $.01, outstanding as of August 5, 2019.

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
BHC - Bank Holding Company.
BITS - Technology policy division of the Bank Policy Institute.
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

•
Our ability to comply with stress testing and capital planning requirements (as part of the CCAR process or otherwise) may continue to require a significant investment of our managerial resources due to the importance of such tests and requirements.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(In millions, except share data)
Assets
Cash and due from banks	$2,026	$2,018
Interest-bearing deposits in other banks	2,462	1,520
Debt securities held to maturity (estimated fair value of $1,448 and $1,460, respectively)	1,415	1,482
Debt securities available for sale	22,699	22,729
Loans held for sale (includes $433 and $251 measured at fair value, respectively)	508	304
Loans, net of unearned income	83,553	83,152
Allowance for loan losses	(853)	(840)
Net loans	82,700	82,312
Other earning assets	1,646	1,719
Premises and equipment, net	1,950	2,045
Interest receivable	389	375
Goodwill	4,829	4,829
Residential mortgage servicing rights at fair value	337	418
Other identifiable intangible assets, net	101	115
Other assets	6,456	5,822
Total assets	$127,518	$125,688
Liabilities and Equity
Deposits:
Non-interest-bearing	$34,678	$35,053
Interest-bearing	60,293	59,438
Total deposits	94,971	94,491
Borrowed funds:
Short-term borrowings:
Other short-term borrowings	4,250	1,600
Total short-term borrowings	4,250	1,600
Long-term borrowings	9,213	12,424
Total borrowed funds	13,463	14,024
Other liabilities	2,476	2,083
Total liabilities	110,910	110,598
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,500,000 and 1,000,000 shares, respectively	1,310	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,044,852,860 and 1,065,858,925 shares, respectively	11	11
Additional paid-in capital	13,380	13,766
Retained earnings	3,299	2,828
Treasury stock, at cost—41,032,676 and 41,032,676 shares, respectively	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(21)	(964)
Total stockholders’ equity	16,608	15,090
Total liabilities and equity	$127,518	$125,688

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$992	$881	$1,973	$1,732
Debt securities - taxable	163	156	328	310
Loans held for sale	4	4	7	7
Other earning assets	15	17	34	36
Operating lease assets	14	18	29	38
Total interest income, including other financing income	1,188	1,076	2,371	2,123
Interest expense on:
Deposits	125	57	233	106
Short-term borrowings	14	6	27	7
Long-term borrowings	96	73	198	145
Total interest expense	235	136	458	258
Depreciation expense on operating lease assets	11	14	23	30
Total interest expense and depreciation expense on operating lease assets	246	150	481	288
Net interest income and other financing income	942	926	1,890	1,835
Provision for loan losses	92	60	183	50
Net interest income and other financing income after provision for loan losses	850	866	1,707	1,785
Non-interest income:
Service charges on deposit accounts	181	175	356	346
Card and ATM fees	120	112	229	216
Investment management and trust fee income	59	58	116	116
Capital markets income	39	57	81	107
Mortgage income	31	37	58	75
Securities gains (losses), net	(19)	1	(26)	1
Other	83	72	182	158
Total non-interest income	494	512	996	1,019
Non-interest expense:
Salaries and employee benefits	469	511	947	1,006
Net occupancy expense	80	84	162	167
Furniture and equipment expense	84	81	160	162
Other	228	235	452	460
Total non-interest expense	861	911	1,721	1,795
Income from continuing operations before income taxes	483	467	982	1,009
Income tax expense	93	89	198	217
Income from continuing operations	390	378	784	792
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(3)	—	(3)
Income tax expense (benefit)	—	—	—	—
Income (loss) from discontinued operations, net of tax	—	(3)	—	(3)
Net income	$390	$375	$784	$789
Net income from continuing operations available to common shareholders	$374	$362	$752	$760
Net income available to common shareholders	$374	$359	$752	$757
Weighted-average number of shares outstanding:
Basic	1,010	1,119	1,015	1,123
Diluted	1,012	1,128	1,020	1,135
Earnings per common share from continuing operations:
Basic	$0.37	$0.32	$0.74	$0.68
Diluted	0.37	0.32	0.74	0.67
Earnings per common share:
Basic	$0.37	$0.32	$0.74	$0.67
Diluted	0.37	0.32	0.74	0.67
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2019	2018
	(In millions)
Net income	$390	$375
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(2)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $88 and ($23) tax effect, respectively)	244	(66)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($3) and zero tax effect, respectively)	(16)	1
Net change in unrealized gains (losses) on securities available for sale, net of tax	260	(67)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $102 and ($14) tax effect, respectively)	302	(42)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($2) and $1 tax effect, respectively)	(6)	4
Net change in unrealized gains (losses) on derivative instruments, net of tax	308	(46)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($2) tax effect, respectively)	(7)	(8)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	8
Other comprehensive income (loss), net of tax	577	(104)
Comprehensive income	$967	$271

	Six Months Ended June 30
	2019	2018
	(In millions)
Net income	$784	$789
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($1) tax effect, respectively)	(3)	(3)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	3	3
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $165 and ($127) tax effect, respectively)	484	(376)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($5) and zero tax effect, respectively)	(21)	1
Net change in unrealized gains (losses) on securities available for sale, net of tax	505	(377)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $138 and ($45) tax effect, respectively)	409	(134)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($4) and $4 tax effect, respectively)	(12)	12
Net change in unrealized gains (losses) on derivative instruments, net of tax	421	(146)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial loss realized in net income (net of ($5) and ($4) tax effect, respectively)	(14)	(15)
Net change from defined benefit pension plans and other post employment benefits, net of tax	14	14
Other comprehensive income (loss), net of tax	943	(506)
Comprehensive income	$1,727	$283
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2018	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	(2)	—	—	(2)	—
Net income	—	—	—	—	—	414	—	—	414	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(402)	(402)	—
Cash dividends declared	—	—	—	—	—	(101)	—	—	(101)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(235)	—	—	—	(235)	—
Impact of stock transactions under compensation plans, net	—	—	1	—	16	—	—	—	16	—
BALANCE AT MARCH 31, 2018	1	$820	1,122	$12	$15,639	$1,923	$(1,377)	$(1,151)	$15,866	$—

BALANCE AT APRIL 1, 2018	1	$820	1,122	$12	$15,639	$1,923	$(1,377)	$(1,151)	$15,866	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	375	—	—	375	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(104)	(104)	—
Cash dividends declared	—	—	—	—	—	(100)	—	—	(100)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(13)	—	(235)	—	—	—	(235)	—
Impact of stock transactions under compensation plans, net and other	—	—	5	—	(15)	—	6	—	(9)	—
BALANCE AT JUNE 30, 2018	1	$820	1,114	$12	$15,389	$2,182	$(1,371)	$(1,255)	$15,777	$—

BALANCE AT JANUARY 1, 2019	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2	—
Net income	—	—	—	—	—	394	—	—	394	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	366	366	—
Cash dividends declared	—	—	—	—	—	(142)	—	—	(142)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	11
BALANCE AT MARCH 31, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11

BALANCE AT APRIL 1, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11
Cumulative effect from change in accounting guidance	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	390	—	—	390	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	577	577	—
Cash dividends declared	—	—	—	—	—	(141)	—	—	(141)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series C, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	1	490	—	—	—	—	—	—	490	—
Common stock transactions:
Impact of share repurchases	—	—	(13)		(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net	—	—	4	—	(14)	—	—	—	(14)	—
Other	—	—	—	—	—	—	—	—	—	(11)
BALANCE AT JUNE 30, 2019	2	$1,310	1,004	$11	$13,380	$3,299	$(1,371)	$(21)	$16,608	$—

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2019	2018
	(In millions)
Operating activities:
Net income	$784	$789
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	183	50
Depreciation, amortization and accretion, net	212	239
Securities (gains) losses, net	26	(1)
Deferred income tax expense	18	109
Originations and purchases of loans held for sale	(1,580)	(1,645)
Proceeds from sales of loans held for sale	1,420	1,525
(Gain) loss on sale of loans, net	(55)	(33)
Net change in operating assets and liabilities:
Other earning assets	50	189
Interest receivable and other assets	(234)	(92)
Other liabilities	381	(439)
Other	116	(31)
Net cash from operating activities	1,321	660
Investing activities:
Proceeds from maturities of debt securities held to maturity	65	89
Proceeds from sales of debt securities available for sale	4,121	67
Proceeds from maturities of debt securities available for sale	1,682	1,680
Purchases of debt securities available for sale	(5,167)	(1,774)
Net proceeds from (payments for) bank-owned life insurance	(4)	2
Proceeds from sales of loans	327	280
Purchases of loans	(526)	(215)
Purchases of mortgage servicing rights	(10)	(2)
Net change in loans	(398)	(767)
Net purchases of other assets	(55)	(74)
Net cash from investing activities	35	(714)
Financing activities:
Net change in deposits	480	(1,606)
Net change in short-term borrowings	2,650	900
Proceeds from long-term borrowings	20,774	8,100
Payments on long-term borrowings	(24,074)	(6,301)
Net proceeds from issuance of preferred stock	490	—
Cash dividends on common stock	(286)	(203)
Cash dividends on preferred stock	(32)	(32)
Repurchases of common stock	(380)	(470)
Taxes paid related to net share settlement of equity awards	(27)	(32)
Other	(1)	3
Net cash from financing activities	(406)	359
Net change in cash and cash equivalents	950	305
Cash and cash equivalents at beginning of year	3,538	3,981
Cash and cash equivalents at end of period	$4,488	$4,286

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2019 and 2018
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

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2019
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$816	$—	$(29)	$787	$18	$(1)	$804
Commercial agency	631	—	(3)	628	19	(3)	644
	$1,447	$—	$(32)	$1,415	$37	$(4)	$1,448

Debt securities available for sale:
U.S. Treasury securities	$174	$2	$—	$176			$176
Federal agency securities	42	2	—	44			44
Mortgage-backed securities:
Residential agency	16,717	124	(90)	16,751			16,751
Residential non-agency	2	—	—	2			2
Commercial agency	3,670	74	(3)	3,741			3,741
Commercial non-agency	699	8	—	707			707
Corporate and other debt securities	1,249	30	(1)	1,278			1,278
	$22,553	$240	$(94)	$22,699			$22,699

	December 31, 2018
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$883	$—	$(32)	$851	$1	$(10)	$842
Commercial agency	634	—	(3)	631	—	(13)	618
	$1,517	$—	$(35)	$1,482	$1	$(23)	$1,460

Debt securities available for sale:
U.S. Treasury securities	$284	$—	$(4)	$280			$280
Federal agency securities	43	—	—	43			43
Mortgage-backed securities:
Residential agency	17,064	26	(466)	16,624			16,624
Residential non-agency	2	—	—	2			2
Commercial agency	3,891	8	(64)	3,835			3,835
Commercial non-agency	768	2	(10)	760			760
Corporate and other debt securities	1,206	2	(23)	1,185			1,185
	$23,258	$38	$(567)	$22,729			$22,729
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $8.3 billion and $7.9 billion at June 30, 2019, and December 31, 2018, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both June 30, 2019, and December 31, 2018.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$816	$804
Commercial agency	631	644
	$1,447	$1,448
Debt securities available for sale:
Due in one year or less	$74	$75
Due after one year through five years	1,016	1,031
Due after five years through ten years	319	333
Due after ten years	56	59
Mortgage-backed securities:
Residential agency	16,717	16,751
Residential non-agency	2	2
Commercial agency	3,670	3,741
Commercial non-agency	699	707
	$22,553	$22,699

The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2019, and December 31, 2018. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$782	$(13)	$782	$(13)
Commercial agency	—	—	133	(5)	133	(5)
	$—	$—	$915	$(18)	$915	$(18)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$1,287	$(6)	$7,099	$(84)	$8,386	$(90)
Commercial agency	—	—	498	(3)	498	(3)
Corporate and other debt securities	—	—	93	(1)	93	(1)
	$1,287	$(6)	$7,690	$(88)	$8,977	$(94)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$842	$(42)	$842	$(42)
Commercial agency	486	(7)	132	(9)	618	(16)
	$486	$(7)	$974	$(51)	$1,460	$(58)

Debt securities available for sale:
U.S. Treasury securities	$—	$—	$261	$(4)	$261	$(4)
Mortgage-backed securities:
Residential agency	2,830	(37)	11,010	(429)	13,840	(466)
Commercial agency	1,073	(13)	2,254	(51)	3,327	(64)
Commercial non-agency	229	(1)	404	(9)	633	(10)
Corporate and other debt securities	659	(11)	310	(12)	969	(23)
	$4,791	$(62)	$14,239	$(505)	$19,030	$(567)

The number of individual debt positions in an unrealized loss position in the tables above decreased from 1,379 at December 31, 2018, to 668 at June 30, 2019. The decrease in the number of securities and the total amount of unrealized losses from year-end 2018 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist in certain periods, as shown in the table below.

Gross realized gains and gross realized losses on sales of debt securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Gross realized gains	$7	$3	$7	$3
Gross realized losses	(26)	—	(32)	—
OTTI	—	(2)	(1)	(2)
Debt securities available for sale gains (losses), net	$(19)	$1	$(26)	$1

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2019	December 31, 2018
	(In millions, net of unearned income)
Commercial and industrial	$40,438	$39,282
Commercial real estate mortgage—owner-occupied	5,455	5,549
Commercial real estate construction—owner-occupied	415	384
Total commercial	46,308	45,215
Commercial investor real estate mortgage	4,795	4,650
Commercial investor real estate construction	1,658	1,786
Total investor real estate	6,453	6,436
Residential first mortgage	14,253	14,276
Home equity	8,802	9,257
Indirect—vehicles	2,415	3,053
Indirect—other consumer	2,796	2,349
Consumer credit card	1,303	1,345
Other consumer	1,223	1,221
Total consumer	30,792	31,501
	$83,553	$83,152

During the six months ended June 30, 2019 and 2018, Regions purchased approximately $526 million and $215 million in indirect-other consumer and commercial and industrial loans from third parties, respectively.
In January 2019, Regions decided to discontinue its indirect auto lending business due to competition-based margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
At June 30, 2019, $21.7 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At June 30, 2019, an additional $25.2 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2019 and 2018. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended June 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2019	$537	$54	$262	$853
Provision (credit) for loan losses	26	(1)	67	92
Loan losses:
Charge-offs	(44)	—	(69)	(113)
Recoveries	6	1	14	21
Net loan (losses) recoveries	(38)	1	(55)	(92)
Allowance for loan losses, June 30, 2019	525	54	274	853
Reserve for unfunded credit commitments, April 1, 2019	46	4	—	50
Provision (credit) for unfunded credit losses	—	—	—	—
Reserve for unfunded credit commitments, June 30, 2019	46	4	—	50
Allowance for credit losses, June 30, 2019	$571	$58	$274	$903

	Three Months Ended June 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2018	$547	$54	$239	$840
Provision (credit) for loan losses	24	(8)	44	60
Loan losses:
Charge-offs	(34)	—	(61)	(95)
Recoveries	14	2	17	33
Net loan (losses) recoveries	(20)	2	(44)	(62)
Allowance for loan losses, June 30, 2018	551	48	239	838
Reserve for unfunded credit commitments, April 1, 2018	45	4	—	49
Provision (credit) for unfunded credit losses	(1)	—	—	(1)
Reserve for unfunded credit commitments, June 30, 2018	44	4	—	48
Allowance for credit losses, June 30, 2018	$595	$52	$239	$886

	Six Months Ended June 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	64	(6)	125	183
Loan losses:
Charge-offs	(74)	—	(141)	(215)
Recoveries	15	2	28	45
Net loan (losses) recoveries	(59)	2	(113)	(170)
Allowance for loan losses, June 30, 2019	525	54	274	853
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(1)	—	—	(1)
Reserve for unfunded credit commitments, June 30, 2019	46	4	—	50
Allowance for credit losses, June 30, 2019	$571	$58	$274	$903
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$125	$2	$30	$157
Collectively evaluated for impairment	400	52	244	696
Total allowance for loan losses	$525	$54	$274	$853
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$532	$22	$400	$954
Collectively evaluated for impairment	45,776	6,431	30,392	82,599
Total loans evaluated for impairment	$46,308	$6,453	$30,792	$83,553

	Six Months Ended June 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	—	(12)	62	50
Loan losses:
Charge-offs	(64)	(8)	(135)	(207)
Recoveries	24	4	33	61
Net loan (losses) recoveries	(40)	(4)	(102)	(146)
Allowance for loan losses, June 30, 2018	551	48	239	838
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(5)	—	—	(5)
Reserve for unfunded credit commitments, June 30, 2018	44	4	—	48
Allowance for credit losses, June 30, 2018	$595	$52	$239	$886
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$156	$5	$27	$188
Collectively evaluated for impairment	395	43	212	650
Total allowance for loan losses	$551	$48	$239	$838
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$643	$43	$450	$1,136
Collectively evaluated for impairment	42,746	5,718	30,878	79,342
Total loans evaluated for impairment	$43,389	$5,761	$31,328	$80,478

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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of June 30, 2019, and December 31, 2018. Commercial and investor real estate portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2019
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38,949	$766	$376	$347	$40,438
Commercial real estate mortgage—owner-occupied	5,133	176	78	68	5,455
Commercial real estate construction—owner-occupied	383	11	6	15	415
Total commercial	$44,465	$953	$460	$430	$46,308
Commercial investor real estate mortgage	$4,574	$172	$41	$8	$4,795
Commercial investor real estate construction	1,598	33	27	—	1,658
Total investor real estate	$6,172	$205	$68	$8	$6,453

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,219	$34	$14,253
Home equity			8,741	61	8,802
Indirect—vehicles			2,415	—	2,415
Indirect—other consumer			2,796	—	2,796
Consumer credit card			1,303	—	1,303
Other consumer			1,223	—	1,223
Total consumer			$30,697	$95	$30,792
					$83,553

	December 31, 2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37,963	$666	$346	$307	$39,282
Commercial real estate mortgage—owner-occupied	5,193	208	81	67	5,549
Commercial real estate construction—owner-occupied	356	7	13	8	384
Total commercial	$43,512	$881	$440	$382	$45,215
Commercial investor real estate mortgage	$4,444	$52	$143	$11	$4,650
Commercial investor real estate construction	1,773	6	7	—	1,786
Total investor real estate	$6,217	$58	$150	$11	$6,436

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,236	$40	$14,276
Home equity			9,194	63	9,257
Indirect—vehicles			3,053	—	3,053
Indirect—other consumer			2,349	—	2,349
Consumer credit card			1,345	—	1,345
Other consumer			1,221	—	1,221
Total consumer			$31,398	$103	$31,501
					$83,152

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$56	$18	$11	$85	$40,091	$347	$40,438
Commercial real estate mortgage—owner-occupied	30	3	—	33	5,387	68	5,455
Commercial real estate construction—owner-occupied	2	—	—	2	400	15	415
Total commercial	88	21	11	120	45,878	430	46,308
Commercial investor real estate mortgage	1	—	—	1	4,787	8	4,795
Commercial investor real estate construction	—	—	—	—	1,658	—	1,658
Total investor real estate	1	—	—	1	6,445	8	6,453
Residential first mortgage	79	44	127	250	14,219	34	14,253
Home equity	48	23	40	111	8,741	61	8,802
Indirect—vehicles	32	10	6	48	2,415	—	2,415
Indirect—other consumer	12	8	2	22	2,796	—	2,796
Consumer credit card	10	7	20	37	1,303	—	1,303
Other consumer	16	5	4	25	1,223	—	1,223
Total consumer	197	97	199	493	30,697	95	30,792
	$286	$118	$210	$614	$83,020	$533	$83,553

	December 31, 2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$80	$22	$8	$110	$38,975	$307	$39,282
Commercial real estate mortgage—owner-occupied	12	7	—	19	5,482	67	5,549
Commercial real estate construction—owner-occupied	—	—	—	—	376	8	384
Total commercial	92	29	8	129	44,833	382	45,215
Commercial investor real estate mortgage	6	—	—	6	4,639	11	4,650
Commercial investor real estate construction	—	—	—	—	1,786	—	1,786
Total investor real estate	6	—	—	6	6,425	11	6,436
Residential first mortgage	85	53	150	288	14,236	40	14,276
Home equity	47	26	34	107	9,194	63	9,257
Indirect—vehicles	40	11	9	60	3,053	—	3,053
Indirect—other consumer	13	7	1	21	2,349	—	2,349
Consumer credit card	12	9	20	41	1,345	—	1,345
Other consumer	15	5	5	25	1,221	—	1,221
Total consumer	212	111	219	542	31,398	103	31,501
	$310	$140	$227	$677	$82,656	$496	$83,152

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of June 30, 2019 and December 31, 2018. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$452	$105	$347	$89	$258	$84	41.8%
Commercial real estate mortgage—owner-occupied	74	6	68	5	63	23	39.2
Commercial real estate construction—owner-occupied	16	1	15	—	15	5	37.5
Total commercial	542	112	430	94	336	112	41.3
Commercial investor real estate mortgage	8	—	8	—	8	2	25.0
Total investor real estate	8	—	8	—	8	2	25.0
Residential first mortgage	25	6	19	—	19	2	32.0
Home equity	10	1	9	—	9	—	10.0
Total consumer	35	7	28	—	28	2	25.7
	$585	$119	$466	$94	$372	$116	40.2%

	Accruing Impaired Loans As of June 30, 2019
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$86	$2	$84	$12	16.3%
Commercial real estate mortgage—owner-occupied	20	2	18	1	15.0
Total commercial	106	4	102	13	16.0
Commercial investor real estate mortgage	14	2	12	—	14.3
Commercial investor real estate construction	2	—	2	—	—
Total investor real estate	16	2	14	—	12.5
Residential first mortgage	202	9	193	19	13.9
Home equity	173	—	173	9	5.2
Consumer credit card	1	—	1	—	—
Other consumer	5	—	5	—	—
Total consumer	381	9	372	28	9.7
	$503	$15	$488	$41	11.1%

	Total Impaired Loans As of June 30, 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$538	$107	$431	$89	$342	$96	37.7%
Commercial real estate mortgage—owner-occupied	94	8	86	5	81	24	34.0
Commercial real estate construction—owner-occupied	16	1	15	—	15	5	37.5
Total commercial	648	116	532	94	438	125	37.2
Commercial investor real estate mortgage	22	2	20	—	20	2	18.2
Commercial investor real estate construction	2	—	2	—	2	—	—
Total investor real estate	24	2	22	—	22	2	16.7
Residential first mortgage	227	15	212	—	212	21	15.9
Home equity	183	1	182	—	182	9	5.5
Consumer credit card	1	—	1	—	1	—	—
Other consumer	5	—	5	—	5	—	—
Total consumer	416	16	400	—	400	30	11.1
	$1,088	$134	$954	$94	$860	$157	26.7%

	Non-accrual Impaired Loans As of December 31, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$384	$77	$307	$113	$194	$62	36.2%
Commercial real estate mortgage—owner-occupied	76	9	67	13	54	23	42.1
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	469	87	382	126	256	88	37.3
Commercial investor real estate mortgage	11	—	11	4	7	1	9.1
Total investor real estate	11	—	11	4	7	1	9.1
Residential first mortgage	31	8	23	—	23	2	32.3
Home equity	11	2	9	—	9	—	18.2
Total consumer	42	10	32	—	32	2	28.6
	$522	$97	$425	$130	$295	$91	36.0%

	Accruing Impaired Loans As of December 31, 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$84	$—	$84	$14	16.7%
Commercial real estate mortgage—owner-occupied	26	2	24	2	15.4
Total commercial	110	2	108	16	16.4
Commercial investor real estate mortgage	15	1	14	1	13.3
Total investor real estate	15	1	14	1	13.3
Residential first mortgage	194	9	185	18	13.9
Home equity	195	—	195	6	3.1
Consumer credit card	1	—	1	—	—
Other consumer	6	—	6	—	—
Total consumer	396	9	387	24	8.3
	$521	$12	$509	$41	10.2%

	Total Impaired Loans As of December 31, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$468	$77	$391	$113	$278	$76	32.7%
Commercial real estate mortgage—owner-occupied	102	11	91	13	78	25	35.3
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	579	89	490	126	364	104	33.3
Commercial investor real estate mortgage	26	1	25	4	21	2	11.5
Total investor real estate	26	1	25	4	21	2	11.5
Residential first mortgage	225	17	208	—	208	20	16.4
Home equity	206	2	204	—	204	6	3.9
Consumer credit card	1	—	1	—	1	—	—
Other consumer	6	—	6	—	6	—	—
Total consumer	438	19	419	—	419	26	10.3
	$1,043	$109	$934	$130	$804	$132	23.1%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2019 and 2018. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$430	$1	$518	$2	$420	$2	$526	$5
Commercial real estate mortgage—owner-occupied	82	—	138	2	88	1	152	5
Commercial real estate construction—owner-occupied	15	—	5	—	14	—	6	—
Total commercial	527	1	661	4	522	3	684	10
Commercial investor real estate mortgage	20	1	75	1	21	1	75	2
Commercial investor real estate construction	2	—	—	—	1	—	15	—
Total investor real estate	22	1	75	1	22	1	90	2
Residential first mortgage	213	2	214	2	211	3	251	4
Home equity	186	2	238	4	192	5	245	7
Consumer credit card	1	—	1	—	1	—	1	—
Other consumer	5	—	7	—	5	—	7	—
Total consumer	405	4	460	6	409	8	504	11
Total impaired loans	$954	$6	$1,196	$11	$953	$12	$1,278	$23

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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the six months ended June 30, 2019 and 2018 totaled approximately $121 million and $219 million, respectively.

	Three Months Ended June 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	23	$32	$—
Commercial real estate mortgage—owner-occupied	16	8	—
Total commercial	39	40	—
Commercial investor real estate mortgage	1	—	—
Commercial investor real estate construction	2	1	—
Total investor real estate	3	1	—
Residential first mortgage	34	8	1
Home equity	30	2	—
Consumer credit card	8	—	—
Indirect—vehicles and other consumer	19	1	—
Total consumer	91	11	1
	133	$52	$1

	Three Months Ended June 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$50	$1
Commercial real estate mortgage—owner-occupied	20	10	—
Total commercial	46	60	1
Commercial investor real estate mortgage	5	30	1
Total investor real estate	5	30	1
Residential first mortgage	45	6	1
Home equity	30	2	—
Consumer credit card	11	—	—
Indirect—vehicles and other consumer	20	—	—
Total consumer	106	8	1
	157	$98	$3

	Six Months Ended June 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	49	$110	$1
Commercial real estate mortgage—owner-occupied	33	20	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	83	132	1
Commercial investor real estate mortgage	4	11	—
Commercial investor real estate construction	4	1	—
Total investor real estate	8	12	—
Residential first mortgage	68	18	2
Home equity	64	5	—
Consumer credit card	26	—	—
Indirect—vehicles and other consumer	49	1	—
Total consumer	207	24	2
	298	$168	$3

	Six Months Ended June 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	55	$214	$3
Commercial real estate mortgage—owner-occupied	38	24	—
Total commercial	93	238	3
Commercial investor real estate mortgage	15	49	2
Total investor real estate	15	49	2
Residential first mortgage	98	14	2
Home equity	47	3	—
Consumer credit card	25	—	—
Indirect—vehicles and other consumer	33	—	—
Total consumer	203	17	2
	311	$304	$7

TDRs that defaulted during the three and six months ended June 30, 2019 and 2018, and that were modified in the previous twelve months (i.e., the twelve months prior to default) were immaterial. At June 30, 2019, less than $1 million of commercial and investor real estate loans modified as TDRs during the three months ended June 30, 2019 were on non-accrual status.
At June 30, 2019, Regions had restructured binding unfunded commitments totaling $6 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Carrying value, beginning of period	$386	$356	$418	$336
Additions	8	9	15	17
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(43)	10	(71)	32
Economic amortization associated with borrower repayments (1)	(14)	(13)	(25)	(23)
Carrying value, end of period	$337	$362	$337	$362
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2019	2018
	(Dollars in millions)
Unpaid principal balance	$35,309	$31,140
Weighted-average CPR (%)	12.5%	8.6%
Estimated impact on fair value of a 10% increase	$(19)	$(22)
Estimated impact on fair value of a 20% increase	$(35)	$(41)
Option-adjusted spread (basis points)	763	825
Estimated impact on fair value of a 10% increase	$(10)	$(12)
Estimated impact on fair value of a 20% increase	$(20)	$(24)
Weighted-average coupon interest rate	4.2%	4.2%
Weighted-average remaining maturity (months)	279	280
Weighted-average servicing fee (basis points)	27.2	27.5

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
The following table presents servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Servicing related fees and other ancillary income	$26	$23	$52	$46

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
As of both June 30, 2019 and December 31, 2018, the DUS servicing portfolio was approximately $3.6 billion. The related commercial MSRs were approximately $55 million and $56 million at June 30, 2019 and December 31, 2018, respectively. The estimated fair value of the loss share guarantee was approximately $5 million at June 30, 2019 and $4 million at December 31, 2018.
NOTE 5. LEASES
LESSEE
Regions' lease portfolio is primarily composed of property leases that are classified as either operating or finance leases with the majority classified as operating leases. Property leases, which primarily include office locations and retail branches, typically have original lease terms ranging from 1 year to 20 years, some of which may also include an option to extend the lease beyond the original lease term. In some circumstances, Regions may also have an option to terminate the lease early with advance notice. Regions includes renewal and termination options within the lease term if deemed reasonably certain of exercise. As most leases do not state an implicit rate, Regions utilizes the incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. Leases with a term of 12 months or less are not recorded on the balance sheet. Regions continues to recognize lease payments as an expense over the lease term as appropriate. The remainder of the lease portfolio is comprised of equipment leases that have remaining lease terms of 1 year to 3 years.
As of June 30, 2019, assets and liabilities recorded under operating leases for properties were $430 million and $505 million, respectively. The difference between the asset and liability balance is largely the result of lease liabilities that existed prior to the January 1, 2019 adoption of the new accounting guidance for leases. The asset is recorded within other assets and the lease liability is recorded within other liabilities on the consolidated balance sheet.
Lease expense is comprised of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Operating lease cost	$20	$41
Other information related to operating leases is as follows:

June 30, 2019
Weighted-average remaining lease term (years)	9.2
Weighted-average discount rate (%)	3.3%

Future, undiscounted minimum lease payments on operating leases are as follows:

June 30, 2019
(In millions)
2019 (excluding the six months ended June 30, 2019)	$46
2020	91
2021	82
2022	73
2023	65
Thereafter	256
Total lease payments	$613
Less: Imputed interest	108
Total present value of lease liabilities	$505

LESSOR
Regions engages in both direct financing and sales-type leasing. Regions also has portfolios of leveraged and operating leases. These arrangements provide equipment financing for leased assets, such as vehicles and aircraft. At the commencement date, Regions (lessor) enters into an agreement with the customer (lessee) to lease the underlying equipment for a specified lease term. The lease agreements may provide customers the option to terminate the lease by buying the equipment at fair market value at the time of termination or at the end of the lease term. Regions' equipment finance asset management group performs due diligence procedures on the lease residual and overall equipment values as part of the origination process. Regions performs lease residual value reviews on an ongoing basis. In order to manage the residual value risk inherent in some of its direct financing leases, Regions purchases residual value insurance from an independent third party. The sales-type, direct financing and leveraged leases are recorded within loans on the consolidated balance sheet and operating leases are recorded within other earning assets on the consolidated balance sheet.
The following tables presents a summary of Regions' sales-type, direct financing, operating, and leveraged leases:

	Net Interest Income and Other Financing Income
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Sales-Type and Direct Financing	$8	$16
Operating	3	6
Leveraged	4	7
	$15	$29

	As of June 30, 2019
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Lease receivable	$1,058	$136	$185	$1,379
Unearned income	(230)	(34)	(121)	(385)
Guaranteed residual	42	—	—	42
Unguaranteed residual	142	225	157	524
Total net investment	$1,012	$327	$221	$1,560

The following table presents the minimum future payments due from customers for sales-type, direct financing, and operating leases:

	June 30, 2019
	Sales-Type and Direct Financing	Operating	Total
	(In millions)
2019 (excluding the six months ended June 30, 2019)	$101	$25	$126
2020	159	42	201
2021	126	30	156
2022	105	17	122
2023	86	8	94
Thereafter	481	14	495
	$1,058	$136	$1,194

NOTE 6. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						June 30, 2019	December 31, 2018
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
Series C	4/30/2019	5/15/2029	5.700%	(2)	500	490	—
					$1,500	$1,310	$820
_________
(1) Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month LIBOR plus 3.536%.
(2) Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to August 15, 2029, 5.700%, and (ii) for each period beginning on or after August 15, 2029, three-month LIBOR plus 3.148%.
For each preferred stock issuance listed above, Regions issued depositary shares, each representing a 1/40th ownership interest in a share of the Company's preferred stock, with a liquidation preference of $1,000.00 per share of preferred stock (equivalent to $25.00 per depositary share). Dividends on the preferred stock, if declared, accrue and are payable quarterly in arrears. The preferred stock has no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, within 90 days following a regulatory capital treatment event for the Series A preferred stock or at any time following a regulatory capital treatment event for the Series B and Series C preferred stock.
The Board of Directors declared $16 million in cash dividends on both Series A and Series B Preferred Stock during the first six months of 2019 and 2018. The initial quarterly dividend for Series C Preferred Stock was declared on July 24, 2019, therefore there were no cash dividends for the first six months of 2019.
In the event Series A, Series B, and Series C preferred shares are redeemed at the liquidation amounts, $113 million, $67 million, and $10 million excess of the redemption amount over the carrying amount will be recognized, respectively. Approximately $100 million of Series A preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $13 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $52 million of Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $15 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $10 million of Series C issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders.

COMMON STOCK
Regions was not required to participate in the 2019 CCAR; however, as required, the Company did submit its planned capital actions to the Federal Reserve for the third quarter of 2019 through the second quarter of 2020. During the second quarter of 2019, the Board authorized the repurchase of up to $1.37 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the second quarter of 2020. The Company began to repurchase shares under this plan in the third quarter of 2019, and as of August 6, 2019, Regions had repurchased approximately 9.3 million shares of common stock at a total cost of approximately $144.8 million. All of these shares were retired upon repurchase and, therefore will not be included in treasury stock.
Prior to the new common stock repurchase plan, Regions had authorization to repurchase $2.031 billion in common shares. As of June 30, 2019, Regions had repurchased approximately 115.38 million shares of common stock, through open market purchases and a contractual repurchase agreement, at a total cost of $2.031 billion under this plan and concluded the plan during the second quarter of 2019.
Regions' Board declared a cash dividend for both the first and second quarter of 2019 of $0.14 per share, totaling $0.28 per common share for the first six months of 2019. The Board declared a cash dividend for both the first and second quarter of 2018 of $0.09 per share, totaling $0.18 per common share for the first six months of 2018.
On July 24, 2019, the Board declared an increase of the quarterly common stock dividend to $0.155 per share.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended June 30, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(26)	$(152)	$50	$(470)	$(598)
Net change	2	260	308	7	577
End of period	$(24)	$108	$358	$(463)	$(21)

	Three Months Ended June 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(31)	$(463)	$(151)	$(506)	$(1,151)
Net change	1	(67)	(46)	8	(104)
End of period	$(30)	$(530)	$(197)	$(498)	$(1,255)

	Six Months Ended June 30, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(27)	$(397)	$(63)	$(477)	$(964)
Net change	3	505	421	14	943
End of period	$(24)	$108	$358	$(463)	$(21)

	Six Months Ended June 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	3	(377)	(146)	14	(506)
End of period	$(30)	$(530)	$(197)	$(498)	$(1,255)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(2)	$(1)	Net interest income and other financing income
	—	—	Tax (expense) or benefit
	$(2)	$(1)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$(19)	$1	Securities gains (losses), net
	3	—	Tax (expense) or benefit
	$(16)	$1	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$(8)	$5	Net interest income and other financing income
	2	(1)	Tax (expense) or benefit
	$(6)	$4	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses)(2)	$(10)	$(10)	Total before tax
	3	2	Tax (expense) or benefit
	$(7)	$(8)	Net of tax

Total reclassifications for the period	$(31)	$(4)	Net of tax

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$(4)	Net interest income and other financing income
	—	1	Tax (expense) or benefit
	$(3)	$(3)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$(26)	$1	Securities gains (losses), net
	5	—	Tax (expense) or benefit
	$(21)	$1	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$(16)	$16	Net interest income and other financing income
	4	(4)	Tax (expense) or benefit
	$(12)	$12	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses)(2)	$(19)	$(19)	Total before tax
	5	4	Tax (expense) or benefit
	$(14)	$(15)	Net of tax

Total reclassifications for the period	$(50)	$(5)	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in other non-interest expense on the consolidated statements of income (See Note 8 for additional details).

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$390	$378	$784	$792
Preferred stock dividends	(16)	(16)	(32)	(32)
Income from continuing operations available to common shareholders	374	362	752	760
Income from discontinued operations, net of tax	—	(3)	—	(3)
Net income available to common shareholders	$374	$359	$752	$757
Denominator:
Weighted-average common shares outstanding—basic	1,010	1,119	1,015	1,123
Potential common shares	2	9	5	12
Weighted-average common shares outstanding—diluted	1,012	1,128	1,020	1,135
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.37	$0.32	$0.74	$0.68
Diluted	0.37	0.32	0.74	0.67
Earnings per common share from discontinued operations(1)(2)(3):
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	0.00	(0.00)	0.00	(0.00)
Earnings per common share(1):
Basic	$0.37	$0.32	$0.74	$0.67
Diluted	0.37	0.32	0.74	0.67
_________

(1)	Certain per share amounts may not appear to reconcile due to rounding.

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

The effects from the assumed exercise of 9 million and 7 million stock options, restricted stock units and awards and performance stock units for the three and six months ended June 30, 2019 respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effects from the assumed exercise of 6 million stock options, restricted stock units and awards and performance stock units for both the three and six months ended June 30, 2018 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended June 30
	2019	2018	2019	2018	2019	2018
	(In millions)
Service cost	$7	$10	$1	$1	$8	$11
Interest cost	18	17	2	1	20	18
Expected return on plan assets	(34)	(40)	—	—	(34)	(40)
Amortization of actuarial loss	9	8	1	2	10	10
Net periodic pension cost (credit)	$—	$(5)	$4	$4	$4	$(1)

	Qualified Plans		Non-qualified Plans		Total
	Six Months Ended June 30
	2019	2018	2019	2018	2019	2018
	(In millions)
Service cost	$15	$19	$2	$2	$17	$21
Interest cost	37	35	3	2	40	37
Expected return on plan assets	(68)	(77)	—	—	(68)	(77)
Amortization of actuarial loss	17	16	2	3	19	19
Net periodic pension cost (credit)	$1	$(7)	$7	$7	$8	$—

The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first six months of 2019.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2019 or 2018.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,682			$3,231
Derivatives in cash flow hedging relationships:
Interest rate swaps	12,750			8,750
Interest rate floors (2)	6,750	$238		3,250	$72
Total derivatives designated as hedging instruments	$23,182	$238		$15,231	$72
Derivatives not designated as hedging instruments:
Interest rate swaps	$55,828	$404	$157	$49,737	$193	$237
Interest rate options	7,922	24	10	7,178	29	20
Interest rate futures and forward commitments	36,696	10	19	7,961	4	9
Other contracts	8,493	40	54	7,287	72	74
Total derivatives not designated as hedging instruments	$108,939	$478	$240	$72,163	$298	$340
Total derivatives	$132,121	$716	$240	$87,394	$370	$340

Total gross derivative instruments, before netting		$716	$240		$370	$340
Less: Legally enforceable master netting agreements		103	103		108	108
Less: Cash collateral received/posted		255	92		135	71
Total gross derivative instruments, after netting (3)		$358	$45		$127	$161
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)	Estimated fair value includes premium and change in fair value of the interest rate floors.

(3)	As of both June 30, 2019 and December 31, 2018, financial instruments posted of $24 million were not offset in the consolidated balance sheets.
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
Regions recognized an unrealized after-tax gain of $45 million and $125 million in accumulated other comprehensive income (loss) at June 30, 2019 and 2018, respectively, related to discontinued cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of

$3 million and $14 million during the three months ended June 30, 2019 and 2018, respectively, and pre-tax income of $8 million and $29 million during the six months ended June 30, 2019 and 2018, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify into earnings approximately $11 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $8 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of June 30, 2019, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended June 30, 2019
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$163	$992	$96

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(5)
Recognized on derivatives	(1)	—	57
Recognized on hedged items	1	—	(57)
Income (expense) recognized on fair value hedges	$—	$—	$(5)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(8)	$—
Income (expense) recognized on cash flow hedges	$—	$(8)	$—

	Three Months Ended June 30, 2018
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$156	$881	$73

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$(4)
Recognized on derivatives	2	—	(9)
Recognized on hedged items	(2)	—	8
Income (expense) recognized on fair value hedges	$(1)	$—	$(5)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$5	$—
Income (expense) recognized on cash flow hedges	$—	$5	$—

	Six Months Ended June 30, 2019
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$328	$1,973	$198

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(11)
Recognized on derivatives	(2)	—	90
Recognized on hedged items	2	—	(90)
Income (expense) recognized on fair value hedges	$—	$—	$(11)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(16)	$—
Income (expense) recognized on cash flow hedges	$—	$(16)	$—

	Six Months Ended June 30, 2018
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$310	$1,732	$145

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$(5)
Recognized on derivatives	5	—	(41)
Recognized on hedged items	(5)	—	40
Income (expense) recognized on fair value hedges	$(1)	$—	$(6)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$16	$—
Income (expense) recognized on cash flow hedges	$—	$16	$—
_____

(1)	See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$34	$2	$323	$2
Long-term borrowings	(3,692)	(40)	—	—

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$85	$—	$604	$4
Long-term borrowings	(3,103)	50	—	—

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of interest rate swaps, option contracts, and futures and forward commitments that result from transactions with its commercial customers in which they manage their risks by entering into a derivative with Regions. The Company monitors and manages the net risk in this customer portfolio and enters into separate derivative contracts in order to reduce the overall exposure to pre-defined limits. For both derivatives with its end customers and derivatives Regions enters into to mitigate the risk in this portfolio, the Company is subject to market risk and the risk that the counterparty will default. The contracts in this portfolio are not designated as accounting hedges and are marked-to market through earnings (in capital markets fee income) and included in other assets and other liabilities, as appropriate.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2019 and December 31, 2018, Regions had $389 million and $191 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2019 and December 31, 2018, Regions had $767 million and $429 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of June 30, 2019 and December 31, 2018, the total notional amount related to these contracts was $4.1 billion and $5.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2019	2018	2019	2018
	(In millions)
Capital markets income:
Interest rate swaps	$(4)	$5	$(3)	$12
Interest rate options	5	6	7	13
Interest rate futures and forward commitments	3	1	4	2
Other contracts	(1)	2	(1)	4
Total capital markets income	3	14	7	31
Mortgage income:
Interest rate swaps	35	(6)	54	(24)
Interest rate options	2	—	5	3
Interest rate futures and forward commitments	(3)	(1)	(1)	(4)
Total mortgage income	34	(7)	58	(25)
	$37	$7	$65	$6

Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at June 30, 2019 and December 31, 2018, totaled approximately $358 million and $130 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.
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
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2019 was approximately $600 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2019 and 2018 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2019 and December 31, 2018, were $53 million and $45 million, respectively, for which Regions had posted collateral of $53 million and $43 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$176	$—	$—	$176	$280	$—	$—	$280
Federal agency securities	—	44	—	44	—	43	—	43
Mortgage-backed securities (MBS):
Residential agency	—	16,751	—	16,751	—	16,624	—	16,624
Residential non-agency	—	—	2	2	—	—	2	2
Commercial agency	—	3,741	—	3,741	—	3,835	—	3,835
Commercial non-agency	—	707	—	707	—	760	—	760
Corporate and other debt securities	—	1,277	1	1,278	—	1,182	3	1,185
Total debt securities available for sale	$176	$22,520	$3	$22,699	$280	$22,444	$5	$22,729
Loans held for sale	$—	$433	$—	$433	$—	$251	$—	$251
Marketable equity securities	$452	$—	$—	$452	$429	$—	$—	$429
Residential mortgage servicing rights	$—	$—	$337	$337	$—	$—	$418	$418
Derivative assets:
Interest rate swaps	$—	$404	$—	$404	$—	$193	$—	$193
Interest rate options	—	252	10	262	—	96	5	101
Interest rate futures and forward commitments	—	10	—	10	—	4	—	4
Other contracts	1	38	1	40	2	70	—	72
Total derivative assets	$1	$704	$11	$716	$2	$363	$5	$370
Derivative liabilities:
Interest rate swaps	$—	$157	$—	$157	$—	$237	$—	$237
Interest rate options	—	10	—	10	—	20	—	20
Interest rate futures and forward commitments	—	19	—	19	—	9	—	9
Other contracts	1	48	5	54	2	69	3	74
Total derivative liabilities	$1	$234	$5	$240	$2	$335	$3	$340
Non-recurring fair value measurements
Loans held for sale	$—	$—	$14	$14	$—	$—	$10	$10
Foreclosed property and other real estate	—	21	26	47	—	16	3	19

_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.

The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at June 30, 2019 and 2018 are not material.

	Three Months Ended June 30, 2019

	Opening Balance April 1, 2019	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2019
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$386	(57)	(1)	—	8	—	—	—	—	—	$337

	Three Months Ended June 30, 2018

	Opening Balance April 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$356	(3)	(1)	—	9	—	—	—	—	—	$362

	Six Months Ended June 30, 2019
	Opening Balance January 1, 2019	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2019
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$418	(96)	(1)	—	15	—	—	—	—	—	$337

	Six Months Ended June 30, 2018
	Opening Balance January 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	9	(1)	—	17	—	—	—	—	—	$362
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Loans held for sale	$(4)	$(3)	$(6)	$(6)
Foreclosed property and other real estate	(31)	(5)	(39)	(10)

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2019, and December 31, 2018. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2019, and December 31, 2018, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2019
	Level 3 Estimated Fair Value at June 30, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$337	Discounted cash flow	Weighted-average CPR (%)	5.1% - 45.0% (12.5%)
			OAS (%)	5.7% - 13.0% (7.6%)
_________
(1) See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2018
	Level 3 Estimated Fair Value at December 31, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$418	Discounted cash flow	Weighted-average CPR (%)	4.4% - 42.6% (9.0%)
			OAS (%)	5.7% - 15.0% (7.6%)
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2019			December 31, 2018
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$433	$418	$15	$251	$242	$9
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2019 and 2018. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions)
Mortgage loans held for sale, at fair value	$5	$3	$5	$—

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2019 are as follows:

	June 30, 2019
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,488	$4,488	$4,488	$—	$—
Debt securities held to maturity	1,415	1,448	—	1,448	—
Debt securities available for sale	22,699	22,699	176	22,520	3
Loans held for sale	508	508	—	493	15
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	81,467	81,147	—	—	81,147
Other earning assets(4)	1,319	1,319	452	867	—
Derivative assets	716	716	1	704	11
Financial liabilities:
Derivative liabilities	240	240	1	234	5
Deposits	94,971	95,010	—	95,010	—
Short-term borrowings	4,250	4,250	—	4,250	—
Long-term borrowings	9,213	9,544	—	9,212	332
Loan commitments and letters of credit	73	489	—	—	489

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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at June 30, 2019 was $320 million or 0.4 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.2 billion at June 30, 2019.

(4)	Excluded from this table is the operating lease carrying amount of $327 million at June 30, 2019.

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
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$360	$585	$45	$(48)	$942	$—	$942
Provision (credit) for loan losses	43	83	4	(38)	92	—	92
Non-interest income	135	292	82	(15)	494	—	494
Non-interest expense	232	521	87	21	861	—	861
Income (loss) before income taxes	220	273	36	(46)	483	—	483
Income tax expense (benefit)	55	68	9	(39)	93	—	93
Net income (loss)	$165	$205	$27	$(7)	$390	$—	$390
Average assets	$54,294	$35,065	$2,178	$34,578	$126,115	$—	$126,115

	Three Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$337	$552	$49	$(12)	$926	$—	$926
Provision (credit) for loan losses	43	76	4	(63)	60	—	60
Non-interest income	136	289	80	7	512	35	547
Non-interest expense	232	517	86	76	911	38	949
Income (loss) before income taxes	198	248	39	(18)	467	(3)	464
Income tax expense (benefit)	49	62	10	(32)	89	—	89
Net income (loss)	$149	$186	$29	$14	$378	$(3)	$375
Average assets	$51,076	$34,862	$2,317	$34,547	$122,802	$158	$122,960

	Six Months Ended June 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$717	$1,162	$92	$(81)	$1,890	$—	$1,890
Provision (credit) for loan losses	86	166	8	(77)	183	—	183
Non-interest income	266	574	160	(4)	996	—	996
Non-interest expense	465	1,035	175	46	1,721	—	1,721
Income (loss) before income taxes	432	535	69	(54)	982	—	982
Income tax expense (benefit)	108	133	17	(60)	198	—	198
Net income (loss)	$324	$402	$52	$6	$784	$—	$784
Average assets	$54,074	$35,232	$2,190	$34,334	$125,830	$—	$125,830

	Six Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$674	$1,083	$98	$(20)	$1,835	$—	$1,835
Provision (credit) for loan losses	90	153	8	(201)	50	—	50
Non-interest income	280	565	156	18	1,019	69	1,088
Non-interest expense	460	1,034	176	125	1,795	72	1,867
Income (loss) before income taxes	404	461	70	74	1,009	(3)	1,006
Income tax expense (benefit)	101	115	17	(16)	217	—	217
Net income (loss)	$303	$346	$53	$90	$792	$(3)	$789
Average assets	$51,056	$34,906	$2,338	$34,761	$123,061	$165	$123,226

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2019	December 31, 2018
	(In millions)
Unused commitments to extend credit	$52,305	$51,406
Standby letters of credit	1,396	1,428
Commercial letters of credit	124	44
Liabilities associated with standby letters of credit	22	28
Assets associated with standby letters of credit	24	29
Reserve for unfunded credit commitments	50	51

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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of June 30, 2019, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 3 in the Annual Report on Form 10-K for the year ended December 31, 2018, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of June 30, 2019, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the majority of its DUS servicing portfolio. At both June 30, 2019 and December 31, 2018, the Company's DUS servicing portfolio totaled approximately $3.6 billion. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.2 billion at both June 30, 2019 and December 31, 2018. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million at June 30, 2019 and $4 million at December 31, 2018. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018, for additional information.

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
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated.

	Three Months Ended June 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$38	$139	$2	$—	$2	$181	$—
Card and ATM fees	18	108	—	—	(6)	120	—
Investment management and trust fee income	—	—	59	—	—	59	—
Capital markets income	16	—	—	—	23	39	—
Mortgage income	—	—	—	—	31	31	—
Investment services fee income	—	—	20	—	—	20	—
Commercial credit fee income	—	—	—	—	18	18	—
Bank-owned life insurance	—	—	—	—	19	19	—
Securities gains (losses), net	—	—	—	—	(19)	(19)	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	—	—	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(2)	(2)	—
Other miscellaneous income	2	14	—	1	11	28	—
	$74	$261	$81	$1	$77	$494	$—

	Three Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$36	$135	$1	$—	$3	$175	$—
Card and ATM fees	14	102	—	—	(4)	112	—
Investment management and trust fee income	—	—	58	—	—	58	—
Capital markets income	26	—	—	—	31	57	—
Mortgage income	—	—	—	—	37	37	—
Investment services fee income	—	—	19	—	—	19	—
Commercial credit fee income	—	—	—	—	17	17	—
Bank-owned life insurance	—	—	—	—	18	18	—
Securities gains (losses), net	—	—	—	—	1	1	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	(1)	(1)	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(1)	(1)	—
Insurance commissions and fees	—	—	—	1	—	1	35
Other miscellaneous income	4	12	1	—	2	19	—
	$80	$249	$79	$1	$103	$512	$35

	Six Months Ended June 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$77	$272	$2	$1	$4	$356	$—
Card and ATM fees	31	207	—	1	(10)	229	—
Investment management and trust fee income	—	—	116	—	—	116	—
Capital markets income	37	—	—	—	44	81	—
Mortgage income	—	—	—	—	58	58	—
Investment services fee income	—	—	39	—	—	39	—
Commercial credit fee income	—	—	—	—	36	36	—
Bank-owned life insurance	—	—	—	—	42	42	—
Securities gains (losses), net	—	—	—	—	(26)	(26)	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	5	5	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(3)	(3)	—
Other miscellaneous income	8	34	2	(5)	24	63	—
	$153	$513	$159	$(3)	$174	$996	$—

	Six Months Ended June 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$73	$266	$2	$1	$4	$346	$—
Card and ATM fees	26	198	—	—	(8)	216	—
Investment management and trust fee income	—	—	116	—	—	116	—
Capital markets income	44	—	—	—	63	107	—
Mortgage income	—	—	—	—	75	75	—
Investment services fee income	—	—	36	—	—	36	—
Commercial credit fee income	—	—	—	—	34	34	—
Bank-owned life insurance	—	—	—	—	35	35	—
Securities gains (losses), net	—	—	—	—	1	1	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	(2)	(2)	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(1)	(1)	—
Insurance commissions and fees	—	—	—	1	—	1	69
Other miscellaneous income	9	21	2	—	23	55	—
	$152	$485	$156	$2	$224	$1,019	$69
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
Standards Not Yet Adopted
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Codification Improvements to Topic 326

ASU 2019-04, Codification Improvements to Topic 326

ASU 2019-05, Targeted Transition Relief to Topic 326

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
January 1, 2020 Early adoption is permitted.
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
The project implementation plan establishes a parallel processing timeline which began with a limited parallel run in the first quarter of 2019. Parallel runs will be enhanced throughout the year. The second quarter parallel run included enhanced analytics, the qualitative framework and a parallel governance/decisioning process. A suite of controls including governance, data, forecast and model controls is in place to support the parallel process. Controls will continually be challenged and enhanced throughout the remainder of 2019, specifically regarding the precision of the controls and enhanced documentation.
Regions provides updates to senior management and to the Audit Committee and Risk Committee of the Board of Directors. These communications provide an update on the status of the implementation as discussed above.
Regions expects that the allowance for credit losses of $903 million may increase by approximately $400 million to $600 million upon adoption. This estimate is based on March 31, 2019 loan exposure balances and Regions' internally developed macroeconomic forecast, which provides for a relatively stable macroeconomic environment over a two year reasonable and supportable forecast period. Regions currently utilizes a two year reasonable and supportable forecast period for all portfolio segments which closely aligns with other internal forecast periods. After the forecast period, the Company reverts to longer term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life.
The estimated increase in the allowance is primarily the result of significant increases within residential first mortgage, home equity lending, consumer credit card and indirect- other consumer loan classes. Residential first mortgage and home equity lending products are impacted by having the longest time to maturity. Additionally, home equity lines of credit have the majority of future principal payment resets not beginning until 2023 and beyond with nearly 50% of the portfolio in a second lien position. Both consumer credit card and a significant portion of the indirect-other loan classes are unsecured. Regions' credit card accounts are primarily revolving, as opposed to accounts in which customers pay off their balances monthly.
The disclosed estimate is subject to change based on continuing review and challenge of the models, assumptions, methodologies and judgments. The impact at adoption will also be influenced by the loan portfolio composition and quality at the adoption date, as well as, macroeconomic conditions and forecasts at that time.
The impact will be reflected as an adjustment to beginning retained earnings, net of income taxes, at adoption. Federal banking regulatory agencies have provided relief for an initial capital decrease at adoption by allowing the impact to be phased-in over four years on a straight-line basis. The adoption of CECL in 2020 will also impact Regions' ongoing earnings, perhaps materially.
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
ASU 2019-04, Codification Improvements to Topics 815 and 825
This ASU amends Topic 815, Derivatives and Hedging, by providing clarification on ASU 2017-12, which the Company previously adopted. The amendment provides clarity on the term used to measure the change in fair value on a partial term hedge of interest rate risk. The amendment also provides additional guidance on the amortization of the basis adjustment on partial term hedges.

This ASU also amends Topic 825, Financial Instruments, by providing clarification on ASU 2016-01, which the Company previously adopted. The amendment clarifies that an entity must remeasure a security without a readily determinable fair value at fair value in accordance with Topic 820 when an orderly transaction is identified for an identical or similar investment.

		January 1, 2020 Early adoption is permitted.	Regions believes the adoption of this guidance will not have a material impact. Regions does not plan to early adopt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2018, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 "Basis of Presentation" and Note 14 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2019 compared to December 31, 2018.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 6 through 8 for additional information regarding forward-looking statements.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2019, Regions operated 1,460 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. See Note 11 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
On May 31, 2019, Regions entered into an agreement to acquire Highland Associates, Inc., an institutional investment firm based in Birmingham, Alabama. The transaction closed on August 1, 2019.
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. The transaction resulted in a $281 million gain ($196 million after tax). On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. and Regions Trust were not included in the sale; they are included in the Wealth Management segment. See Note 3 “Discontinued Operations” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion.
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
Regions’ business strategy is focused on providing a competitive mix of products and services, delivering quality customer service, and continuing to develop and optimize distribution channels that include a branch distribution network with offices in convenient locations, as well as electronic and mobile banking.
SECOND QUARTER OVERVIEW
Regions reported net income available to common shareholders of $374 million, or $0.37 per diluted share, in the second quarter of 2019 compared to $359 million, or $0.32 per diluted share, in the second quarter of 2018. The primary driver of the increase in net income was lower non-interest expense offset by an increase in the provision for loan losses.

For the second quarter of 2019, net interest income and other financing income (taxable-equivalent basis) totaled $956 million, up $18 million compared to the second quarter of 2018. The net interest margin (taxable-equivalent basis) was 3.45 percent for the second quarter of 2019 and 3.49 percent in the second quarter of 2018. Net interest income and other financing income benefited from higher loan and securities yields, partially offset by higher funding costs. While net interest income and other financing income benefited from higher average loan balances, overall loan growth was modestly dilutive to net interest margin.
The provision for loan losses totaled $92 million in the second quarter of 2019 compared to $60 million during the second quarter of 2018. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Net charge-offs totaled $92 million, or an annualized 0.44 percent of average loans, in the second quarter of 2019, compared to $62 million, or an annualized 0.32 percent for the second quarter of 2018. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses was 1.02 percent of total loans, net of unearned income at June 30, 2019 as compared to 1.01 percent at December 31, 2018. Total non-performing loans increased to 0.64 percent of total loans, net of unearned income, at June 30, 2019, compared to 0.60 percent at December 31, 2018.
Non-interest income from continuing operations was $494 million for the second quarter of 2019 compared to $512 million for the second quarter of 2018. The decrease was primarily driven by declines in capital markets income and mortgage income, as well as net securities losses recognized during the quarter. These decreases were partially offset by increases in service charges on deposit accounts, card and ATM fees, and other non-interest income. See Table 21 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $861 million in the second quarter of 2019, a $50 million decrease from the second quarter of 2018. The decrease was primarily driven by lower salaries and employee benefits expense, FDIC insurance assessments, professional fees, and Visa class B shares expense partially offset by an increase in other non-interest expense. See Table 22 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended June 30, 2019 was $93 million compared to $89 million for the same period in 2018. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Expectations

2019 Expectations
Category	Expectation
Full year adjusted average loan growth	Low to mid-single digits
Full year adjusted total revenue growth	Lower end of 2%-4% (1)
Full year adjusted non-interest expense	Stable to down slightly (2)
Net charge-offs / average loans	40-50 basis points
Effective tax rate	20%-22%
Expect to generate positive adjusted operating leverage.
________

(1)	Revised from previous expectation of 2%-4%.

(2)	Revised from previous expectation of relatively stable.
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-Q. For more information related to the Company's expectations, including additional guidance within the ranges disclosed above, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $950 million from year-end 2018 to June 30, 2019, due primarily to an increase in cash on deposit with the FRB, as the result of normal day-to-day operating variations.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1— Debt Securities

	June 30, 2019	December 31, 2018
	(In millions)
U.S. Treasury securities	$176	$280
Federal agency securities	44	43
Mortgage-backed securities:
Residential agency	17,538	17,475
Residential non-agency	2	2
Commercial agency	4,369	4,466
Commercial non-agency	707	760
Corporate and other debt securities	1,278	1,185
	$24,114	$24,211
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
During the second quarter of 2019, the Company executed strategies to optimize its securities portfolio by reducing the overall size, through a combination of maturities and sales, and further repositioning the portfolio. The repositioning strategy consisted of the sale of primarily agency mortgage-backed securities that were lower yielding and reinvestment in similar higher-yielding securities, which drove the securities loss of $19 million during the quarter. The portfolio was reduced significantly on an amortized cost basis, but as a result of the repositioning strategy net unrealized gains recorded during the period increased the fair value of the portfolio to a level that was relatively consistent with that at December 31, 2018.

LOANS HELD FOR SALE
Loans held for sale totaled $508 million at June 30, 2019, consisting of $438 million of residential real estate mortgage loans, $59 million of commercial mortgage and other loans, and $11 million of non-performing loans. At December 31, 2018, loans held for sale totaled $304 million, consisting of $256 million of residential real estate mortgage loans, $38 million of commercial mortgage and other loans, and $10 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at June 30, 2019. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2019	December 31, 2018
	(In millions, net of unearned income)
Commercial and industrial	$40,438	$39,282
Commercial real estate mortgage—owner-occupied	5,455	5,549
Commercial real estate construction—owner-occupied	415	384
Total commercial	46,308	45,215
Commercial investor real estate mortgage	4,795	4,650
Commercial investor real estate construction	1,658	1,786
Total investor real estate	6,453	6,436
Residential first mortgage	14,253	14,276
Home equity	8,802	9,257
Indirect—vehicles	2,415	3,053
Indirect—other consumer	2,796	2,349
Consumer credit card	1,303	1,345
Other consumer	1,223	1,221
Total consumer	30,792	31,501
	$83,553	$83,152
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $1.2 billion since year-end 2018. The increase was broad-based across industry sectors and geographic markets, driven primarily by increases in line utilization, expansion of existing customer relationships and the addition of new relationships. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. These loans declined $94 million from year-end 2018, reflecting a slowing pace of decline. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	June 30, 2019
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,402	$942	$2,344
Agriculture	504	235	739
Educational services	2,675	604	3,279
Energy	2,374	2,328	4,702
Financial services	4,305	3,818	8,123
Government and public sector	2,791	518	3,309
Healthcare	3,641	1,791	5,432
Information	1,678	794	2,472
Manufacturing	4,574	3,864	8,438
Professional, scientific and technical services	1,814	1,249	3,063
Real estate	6,731	6,835	13,566
Religious, leisure, personal and non-profit services	1,689	787	2,476
Restaurant, accommodation and lodging	2,016	519	2,535
Retail trade	2,533	1,869	4,402
Transportation and warehousing	1,961	1,168	3,129
Utilities	1,759	2,428	4,187
Wholesale goods	3,511	2,470	5,981
Other (1)	350	2,915	3,265
Total commercial	$46,308	$35,134	$81,442

	December 31, 2018 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,353	$882	$2,235
Agriculture	550	235	785
Educational services	2,500	606	3,106
Energy	2,275	2,408	4,683
Financial services	4,063	3,670	7,733
Government and public sector	2,826	506	3,332
Healthcare	3,854	1,869	5,723
Information	1,446	1,002	2,448
Manufacturing	4,543	4,061	8,604
Professional, scientific and technical services	1,730	1,434	3,164
Real estate	6,696	6,567	13,263
Religious, leisure, personal and non-profit services	1,735	766	2,501
Restaurant, accommodation and lodging	2,071	590	2,661
Retail trade	2,362	2,267	4,629
Transportation and warehousing	1,869	974	2,843
Utilities	1,729	2,287	4,016
Wholesale goods	3,356	2,549	5,905
Other (1)	257	2,458	2,715
Total commercial	$45,215	$35,131	$80,346
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $17 million in comparison to 2018 year-end balances. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans decreased $23 million in comparison to 2018 year-end balances. During the first quarter 2019, $167 million of affordable housing residential mortgage loans were sold, which generated an $8 million pre-tax gain. Approximately $1.2 billion in new loan originations were retained on the balance sheet through the first six months of 2019.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio decreased by $455 million in comparison to 2018 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2019. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2019	$38	0.68%	$33	0.59%	$71
2020	93	1.68	69	1.24	162
2021	114	2.06	101	1.82	215
2022	123	2.22	120	2.15	243
2023	158	2.84	142	2.56	300
2024-2028	2,220	39.92	2,093	37.63	4,313
2029-2033	143	2.56	111	2.00	254
Thereafter	1	0.02	2	0.03	3
Total	$2,890	51.98%	$2,671	48.02%	$5,561
Of the $8.8 billion home equity portfolio at June 30, 2019, approximately $5.6 billion were home equity lines of credit and $3.2 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, home equity lines of credit had a 20-year repayment term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
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
Table 5—Estimated Current Loan to Value Ranges

	June 30, 2019			December 31, 2018
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$38	$21	$34	$64	$28	$52
80% - 100%	1,740	139	281	1,720	168	346
Below 80%	12,191	5,601	2,554	12,117	5,852	2,627
Data not available	284	63	109	375	66	118
	$14,253	$5,824	$2,978	$14,276	$6,114	$3,143
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $638 million from year-end 2018. The decrease is due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business due to competition-based margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio class increased $447 million from year-end 2018, primarily due to continued growth in existing arrangements with third parties. The Company has decided to exit a third party relationship later in 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $42 million from year-end 2018 reflecting seasonality.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $2 million from year-end 2018.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both June 30, 2019 and December 31, 2018.

Table 6—Estimated Current FICO Score Ranges

	June 30, 2019
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$699	$248	$134	$238	$64	$99	$69
620-680	739	407	232	259	248	224	147
681-720	1,253	643	353	297	495	277	223
Above 720	11,215	4,399	2,211	1,573	1,855	695	719
Data not available	347	127	48	48	134	8	65
	$14,253	$5,824	$2,978	$2,415	$2,796	$1,303	$1,223

	December 31, 2018
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$700	$239	$142	$272	$56	$98	$69
620-680	747	429	259	332	212	229	148
681-720	1,270	708	376	384	405	288	223
Above 720	11,104	4,610	2,316	1,992	1,474	721	704
Data not available	455	128	50	73	202	9	77
	$14,276	$6,114	$3,143	$3,053	$2,349	$1,345	$1,221
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
The allowance for loan losses totaled $853 million at June 30, 2019 as compared to $840 million at December 31, 2018. The allowance for loan losses as a percentage of net loans was 1.02% at June 30, 2019 compared to 1.01% at December 31, 2018.
The provision for loan losses increased by $133 million for the first six months of 2019 as compared to the same period in 2018. During the first six months of 2018, lower than anticipated losses associated with certain 2017 hurricanes resulted in the release of the Company's $40 million hurricane-specific loan loss allowance, and the sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans resulted in a $16 million net reduction to the provision for loan losses. Both of these factors, combined with broad-based improved credit metrics, resulted in a lower provision for loan losses for the first six months of 2018. Also contributing to the increase in the provision for loan losses were higher loan balances, higher net charge-offs, and the stabilization and normalization of credit during the first six months of 2019. The provision for loan losses for the first six months of 2019 was approximately $13 million greater than net charge-offs. Net charge-offs for the first six months of 2019 were approximately $24 million higher compared to the same period in 2018.
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
Refer to Note 14 "Recent Accounting Pronouncements" to the consolidated financial statements for discussion regarding the pending accounting pronouncement that will replace the current incurred loss accounting model for the allowance for credit losses with a CECL approach, which will be effective for Regions on January 1, 2020.

Table 7—Allowance for Credit Losses

	Six Months Ended June 30
	2019	2018
	(Dollars in millions)
Allowance for loan losses at beginning of year	$840	$934
Loans charged-off:
Commercial and industrial	69	54
Commercial real estate mortgage—owner-occupied	5	10
Commercial investor real estate mortgage	—	8
Commercial investor real estate construction	—	—
Residential first mortgage	3	9
Home equity	11	14
Indirect—vehicles	15	21
Indirect—other consumer	35	22
Consumer credit card	34	31
Other consumer	43	38
	215	207
Recoveries of loans previously charged-off:
Commercial and industrial	12	20
Commercial real estate mortgage—owner-occupied	3	4
Commercial investor real estate mortgage	1	3
Commercial investor real estate construction	1	1
Residential first mortgage	2	4
Home equity	8	9
Indirect—vehicles	7	9
Indirect—other consumer	—	—
Consumer credit card	4	4
Other consumer	7	7
	45	61
Net charge-offs:
Commercial and industrial	57	34
Commercial real estate mortgage—owner-occupied	2	6
Commercial investor real estate mortgage	(1)	5
Commercial investor real estate construction	(1)	(1)
Residential first mortgage	1	5
Home equity	3	5
Indirect—vehicles	8	12
Indirect—other consumer	35	22
Consumer credit card	30	27
Other consumer	36	31
	170	146
Provision (credit) for loan losses	183	50
Allowance for loan losses at June 30	$853	$838
Reserve for unfunded credit commitments at beginning of year	$51	$53
Provision (credit) for unfunded credit losses	(1)	(5)
Reserve for unfunded credit commitments at June 30	$50	$48
Allowance for credit losses at June 30	$903	$886
Loans, net of unearned income, outstanding at end of period	$83,553	$80,478
Average loans, net of unearned income, outstanding for the period	$83,816	$79,924
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.02%	1.04%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	160%	141%
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.41%	0.37%

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
Table 8—Troubled Debt Restructurings

	June 30, 2019		December 31, 2018
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$101	$13	$108	$17
Investor real estate	15	1	14	1
Residential first mortgage	179	18	170	16
Home equity	168	8	189	6
Consumer credit card	1	—	1	—
Other consumer	5	—	6	—
	469	40	488	40
Non-accrual status or 90 days past due and still accruing:
Commercial	182	30	183	18
Investor real estate	5	—	5	—
Residential first mortgage	33	3	38	4
Home equity	14	1	15	—
	234	34	241	22
Total TDRs - Loans	$703	$74	$729	$62

TDRs - Held For Sale	7	—	5	—
Total TDRs	$710	$74	$734	$62
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

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$291	$19	$347	$91
Inflows	100	2	207	48
Outflows:
Charge-offs	(14)	—	(18)	—
Payments, sales and other (1)	(94)	(1)	(200)	(98)
Balance, end of period	$283	$20	$336	$41
_________
(1) The majority of this category consists of payments and sales. "Other" outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. It also includes less than $1 million of both commercial loans and investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2019. During the six months ended June 30, 2018, $21 million of commercial loans and $5 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$347	$307
Commercial real estate mortgage—owner-occupied	68	67
Commercial real estate construction—owner-occupied	15	8
Total commercial	430	382
Commercial investor real estate mortgage	8	11
Total investor real estate	8	11
Residential first mortgage	34	40
Home equity	61	63
Total consumer	95	103
Total non-performing loans, excluding loans held for sale	533	496
Non-performing loans held for sale	11	10
Total non-performing loans(1)	544	506
Foreclosed properties	55	52
Non-marketable investments received in foreclosure	5	8
Total non-performing assets(1)	$604	$566
Accruing loans 90 days past due:
Commercial and industrial	$11	$8
Total commercial	11	8
Residential first mortgage(2)	61	66
Home equity	40	34
Indirect—vehicles	6	9
Indirect—other consumer	2	1
Consumer credit card	20	20
Other consumer	4	5
Total consumer	133	135
	$144	$143
Restructured loans not included in the categories above	$469	$488
Non-performing loans(1) to loans and non-performing loans held for sale	0.64%	0.61%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.72%	0.68%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $66 million at June 30, 2019 and $84 million at December 31, 2018.

Non-performing loans at June 30, 2019 have increased compared to year-end levels as asset quality continued to normalize. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 73 percent of the total balance at June 30, 2019.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $144 million at June 30, 2019, an increase from $143 million at December 31, 2018.
At June 30, 2019, Regions had approximately $90 million to $145 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$11	$103	$496
Additions	250	1	—	251
Net payments/other activity	(82)	(4)	(8)	(94)
Return to accrual	(13)	—	—	(13)
Charge-offs on non-accrual loans(2)	(63)	—	—	(63)
Transfers to held for sale(3)	(22)	—	—	(22)
Transfers to real estate owned	(2)	—	—	(2)
Sales	(20)	—	—	(20)
Balance at end of period	$430	$8	$95	$533

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$528	$6	$116	$650
Additions	204	19	—	223
Net payments/other activity	(145)	(3)	(9)	(157)
Return to accrual	(24)	(1)	—	(25)
Charge-offs on non-accrual loans(2)	(58)	(8)	—	(66)
Transfers to held for sale(3)	(14)	—	(3)	(17)
Transfers to real estate owned	(2)	—	—	(2)
Sales	(2)	(9)	—	(11)
Balance at end of period	$487	$4	$104	$595
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $5 million and $6 million recorded upon transfer for the six months ended June 30, 2019 and 2018, respectively.

GOODWILL
Goodwill totaled $4.8 billion at both June 30, 2019 and December 31, 2018 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the second quarter of 2019 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the June 30, 2019 interim period.
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
The following table summarizes deposits by category:
Table 12—Deposits

	June 30, 2019	December 31, 2018
	(In millions)
Non-interest-bearing demand	$34,678	$35,053
Savings	8,659	8,788
Interest-bearing transaction	18,625	19,175
Money market—domestic	24,729	24,111
Time deposits	7,731	7,122
Customer deposits	94,422	94,249
Corporate treasury time deposits	549	242
	$94,971	$94,491
Total deposits at June 30, 2019 increased approximately $480 million compared to year-end 2018 levels, due to increases in money market, time deposits, and corporate treasury time deposits. These increases were partially offset by decreases in non-interest bearing demand, interest-bearing transaction and savings accounts. While slowing in the second quarter of 2019, the Company was impacted by deposit remixing from lower cost to higher cost or wholesale products during the first six months of 2019, which was influenced by market interest rate levels during the period. Money market and time deposit balances increased due to the offering of higher acquisition rates, portfolio remixing, and overall account growth. The non-interest-bearing demand decline was primarily due to customers using liquidity to pay down debt or invest in their businesses, as well as portfolio remixing. The decline in interest-bearing deposits was due to the Company's intentional reduction of certain higher cost deposits, and also impacted by a deposit optimization initiative that was executed by the Company during the second quarter. Corporate Treasury time deposits were increasingly used by the Company primarily to supplement balance sheet funding needs.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $4.3 billion at June 30, 2019 as compared to $1.6 billion at December 31, 2018. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. The increase from December 31, 2018 to June 30, 2019 is offset by a decline in long–term borrowings.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy.
The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	June 30, 2019	December 31, 2018
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$1,101	$1,101
2.75% senior notes due August 2022	996	996
3.80% senior notes due August 2023	995	497
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	157	157
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	35	(47)
	3,682	3,102
Regions Bank:
FHLB advances	3,102	6,902
2.75% senior notes due April 2021	549	548
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	349	349
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	499	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	499	499
6.45% subordinated notes due June 2037	495	495
Other long-term debt	33	33
Valuation adjustments on hedged long-term debt	5	(3)
	5,531	9,322
Total consolidated	$9,213	$12,424
Long-term borrowings decreased by approximately $3.2 billion since year-end 2018, due primarily to a decrease in FHLB advances of $3.8 billion. This decrease was partially offset by an increase in short-term borrowings related to FHLB advances. During the first quarter of 2019, Regions issued $500 million of senior notes through a reopening of the Company's 3.80% senior notes due August 2023, which were effectively converted to floating rate notes at 1 month LIBOR through the simultaneous execution of an interest rate swap.
Long-term FHLB advances have a weighted-average interest rate of 2.5 percent at June 30, 2019 and 2.6 percent at December 31, 2018 with remaining maturities ranging from less than one year to nine years and a weighted-average of approximately 1 year.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $16.6 billion at June 30, 2019 as compared to $15.1 billion at December 31, 2018. During the first six months of 2019, net income increased stockholders’ equity by $784 million, while cash dividends on common stock reduced stockholders' equity by $283 million and cash dividends on preferred stock reduced stockholder's equity by $32 million. Changes in accumulated other comprehensive income increased stockholders' equity by $943 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the first six months of 2019. Common stock repurchased during the first six months of 2019 reduced stockholders' equity by $380 million. These shares were immediately retired and therefore are not included in treasury stock. Furthermore, during the second quarter of 2019 the Company issued Series C Preferred Stock, which increased stockholders' equity by $490 million.
During the second quarter of 2019, the Board authorized the repurchase of up to $1.37 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the second quarter of 2020.
On July 24, 2019, the Board declared an increase to the quarterly common stock dividend.
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
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules	June 30, 2019 Ratio (1)	December 31, 2018 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	9.87%	9.90%	4.50%	N/A
Regions Bank	11.54	11.59	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	11.11%	10.68%	6.00%	6.00%
Regions Bank	11.54	11.59	6.00	8.00
Total capital:
Regions Financial Corporation	12.88%	12.46%	8.00%	10.00%
Regions Bank	12.86	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	9.66%	9.32%	4.00%	N/A
Regions Bank	10.05	10.12	4.00	5.00%
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
At June 30, 2019, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section in the 2018 Annual Report on Form 10-K for more information.

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of June 30, 2019 and December 31, 2018.
Table 15—Credit Ratings

As of June 30, 2019 and December 31, 2018
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F2	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Stable	Stable

_________
N/A - Not applicable.

On July 30, 2019, Fitch Ratings upgraded its short-term default rating for Regions Bank and Regions Financial Corporation to F1 from F2. Fitch also upgraded its short-term deposit rating for Regions Bank to F1 from F2. Fitch attributed the upgrade to changes in its short-term ratings criteria, while also referencing the Company’s robust liquidity management and funding profile. Furthermore, Fitch viewed the Company’s liquidity stress testing process as supportive of the rating given the measurement and monitoring of liquidity outflow coverage under various stress scenarios and time horizons.
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
The calculation of the fully phased-in pro-forma "Common equity Tier 1" (CET1) is based on Regions’ understanding of the Final Basel III requirements. For Regions, the Basel III framework became effective on a phased-in approach starting in 2015 with full implementation extending to 2019. The Basel III rules are now fully phased in, other than with respect to deductions and adjustments whose transitional treatment has been extended until the federal banking agencies' July 2019 final rule to revise and simplify the capital treatment of selected categories of assets is effective April 1, 2020. The calculation provided in the following table includes estimated pro-forma amounts for the ratio on a fully phased-in basis. Regions’ current understanding of the final framework includes certain assumptions, including the Company’s interpretation of the requirements, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as analyses and discussions with regulators continue. Because Regions is not currently subject to the fully phased-in capital rules, this pro-forma measure is considered to be a non-GAAP financial measure, and other entities may calculate it differently from Regions’ disclosed calculation. Since analysts and banking regulators may assess Regions’ capital adequacy using the fully phased-in Basel III framework, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on this same basis.
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

Table 16—GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollar in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$83,905	$79,957	$83,816	$79,925
Add: Purchasing card balances (1)	—	228	—	218
Less: Balances of residential first mortgage loans sold (2)	—	—	—	81
Less: Indirect—vehicles	2,578	3,260	2,750	3,284
Adjusted average total loans (non-GAAP)	$81,327	$76,925	$81,066	$76,778

		Three Months Ended June 30		Six Months Ended June 30
		2019	2018	2019	2018
		(Dollars in millions)
INCOME — CONSOLIDATED
Net income (GAAP)		$390	$375	$784	$789
Preferred dividends (GAAP)		(16)	(16)	(32)	(32)
Net income available to common shareholders (GAAP)	A	$374	$359	$752	$757
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	B	$861	$911	$1,721	$1,795
Significant items:
Branch consolidation, property and equipment charges		(2)	(1)	(8)	(4)
Expenses associated with residential mortgage loan sale		—	—	—	(4)
Salary and employee benefits—severance charges		(2)	(34)	(4)	(49)
Adjusted non-interest expense (non-GAAP)	C	$857	$876	$1,709	$1,738
Net interest income and other financing income (GAAP)	D	$942	$926	$1,890	$1,835
Taxable-equivalent adjustment		14	12	27	25
Net interest income and other financing income, taxable-equivalent basis - continuing operations	E	956	938	1,917	1,860
Non-interest income (GAAP)	F	494	512	996	1,019
Significant items:
Securities (gains) losses, net		19	(1)	26	(1)
Leveraged lease termination gains		—	—	—	(4)
Gain on sale of affordable housing residential mortgage loans (3)		—	—	(8)	—
Adjusted non-interest income (non-GAAP)	G	$513	$511	$1,014	$1,014
Total revenue	D+F=H	$1,436	$1,438	$2,886	$2,854
Adjusted total revenue	D+G=I	$1,455	$1,437	$2,904	$2,849
Total revenue, taxable-equivalent basis	E+F=J	$1,450	$1,450	$2,913	$2,879
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,469	$1,449	$2,931	$2,874
Efficiency ratio (GAAP)	B/J	59.37%	62.74%	59.09%	62.33%
Adjusted efficiency ratio (non-GAAP)	C/K	58.33%	60.41%	58.31%	60.47%
Fee income ratio (GAAP)	F/J	34.09%	35.31%	34.20%	35.40%
Adjusted fee income ratio (non-GAAP)	G/K	34.96%	35.24%	34.61%	35.28%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$15,927	$15,682	$15,562	$15,765
Less: Average intangible assets (GAAP)		4,933	5,066	4,937	5,071
Average deferred tax liability related to intangibles (GAAP)		(94)	(98)	(94)	(99)
Average preferred stock (GAAP)		1,154	820	988	820
Average tangible common stockholders’ equity (non-GAAP)	L	$9,934	$9,894	$9,731	$9,973
Return on average tangible common stockholders’ equity (non-GAAP)(4)	A/L	15.11%	14.54%	15.58%	15.31%

		June 30, 2019	December 31, 2018
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,608	$15,090
Less: Ending intangible assets (GAAP)		4,930	4,944
Ending deferred tax liability related to intangibles (GAAP)		(94)	(94)
Ending preferred stock (GAAP)		1,310	820
Ending tangible common stockholders’ equity (non-GAAP)	M	$10,462	$9,420
Ending total assets (GAAP)		$127,518	$125,688
Less: Ending intangible assets (GAAP)		4,930	4,944
Ending deferred tax liability related to intangibles (GAAP)		(94)	(94)
Ending tangible assets (non-GAAP)	N	$122,682	$120,838
End of period shares outstanding	O	1,004	1,025
Tangible common stockholders’ equity to tangible assets (non-GAAP)	M/N	8.53%	7.80%
Tangible common book value per share (non-GAAP)	M/O	$10.42	$9.19

		June 30, 2019	December 31, 2018
		(Dollars in millions, except per share data)
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (5)
Stockholders’ equity (GAAP)		$16,608	$15,090
Non-qualifying goodwill and intangibles		(4,827)	(4,839)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		13	940
Preferred stock (GAAP)		(1,310)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	P	$10,484	$10,371
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (6)	Q	$106,785	$105,475
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	P/Q	9.82%	9.83%
_________

(1)	On December 31, 2018, purchasing cards were reclassified to commercial and industrial loans from other assets.

(2)	Adjustments to average loan balances assume a simple day-weighted average impact for the first quarter of 2018.

(3)	The gain on sale of affordable housing residential mortgage loans in the first quarter of 2019 was the result of the sale of approximately $167 million of loans.

(4)	Income statement amounts have been annualized in calculation.
(5) Current quarter amounts and the resulting ratio are estimated.
(6) Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities—taxable	$24,539	$163	2.67%	$24,386	$156	2.57%
Loans held for sale	398	4	4.14	388	4	4.21
Loans, net of unearned income (1)(2)	83,905	1,006	4.79	79,957	893	4.46
Investment in operating leases, net	340	3	3.45	439	4	3.59
Other earning assets	1,959	15	3.00	2,558	17	2.60
Total earning assets	111,141	1,191	4.28	107,728	1,074	3.98
Allowance for loan losses	(857)			(848)
Cash and due from banks	1,857			1,953
Other non-earning assets	13,974			14,127
	$126,115			$122,960
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,806	3	0.16	$8,981	3	0.15
Interest-bearing checking	18,869	33	0.71	19,534	18	0.38
Money market	24,350	49	0.79	24,235	19	0.30
Time deposits	9,010	40	1.78	6,692	17	0.98
Total interest-bearing deposits (3)	61,035	125	0.82	59,442	57	0.38
Federal funds purchased and securities sold under agreements to repurchase	244	1	2.41	41	1	1.83
Other short-term borrowings	1,965	13	2.54	1,161	5	1.90
Long-term borrowings	10,855	96	3.52	8,742	73	3.35
Total interest-bearing liabilities	74,099	235	1.27	69,386	136	0.79
Non-interest-bearing deposits (3)	33,883	—	—	35,811	—	—
Total funding sources	107,982	235	0.87	105,197	136	0.52
Net interest spread			3.01			3.19
Other liabilities	2,195			2,081
Stockholders’ equity	15,927			15,682
Noncontrolling Interest	11			—
	$126,115			$122,960
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$956	3.45%		$938	3.49%
_____

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $2 million and $6 million for the three months ended June 30, 2019 and 2018, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.53% and 0.24% for the three months ended June 30, 2019 and 2018, respectively.

(4)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for both June 30, 2019 and 2018, adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities—taxable	$24,395	$328	2.69%	$24,486	$310	2.56%
Loans held for sale	350	7	3.92	373	7	3.73
Loans, net of unearned income (1)(2)	83,816	2,000	4.78	79,924	1,757	4.40
Investment in operating leases, net	352	6	3.43	456	8	3.19
Other earning assets	1,904	34	3.62	2,706	36	2.66
Total earning assets	110,817	2,375	4.29	107,945	2,118	3.93
Allowance for loan losses	(850)			(890)
Cash and due from banks	1,875			1,952
Other non-earning assets	13,988			14,219
	$125,830			$123,226
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,829	7	0.17	$8,799	7	0.16
Interest-bearing checking	19,087	66	0.70	19,734	34	0.35
Money market	24,171	89	0.74	24,417	33	0.27
Time deposits	8,570	71	1.67	6,752	32	0.94
Total interest-bearing deposits (3)	60,657	233	0.77	59,702	106	0.36
Federal funds purchased and securities sold under agreements to repurchase	293	3	2.41	72	1	1.55
Other short-term borrowings	1,851	24	2.54	661	6	1.85
Long-term borrowings	11,301	198	3.49	9,135	145	3.17
Total interest-bearing liabilities	74,102	458	1.25	69,570	258	0.75
Non-interest-bearing deposits (3)	33,889	—	—	35,638	—	—
Total funding sources	107,991	458	0.85	105,208	258	0.49
Net interest spread			3.04			3.18
Other liabilities	2,272			2,253
Stockholders’ equity	15,562			15,765
Noncontrolling Interest	5			—
	$125,830			$123,226
Net interest income and other financing income/margin on a taxable-equivalent basis (4)		$1,917	3.49%		$1,860	3.48%
____
(1) Loans, net of unearned income include non-accrual loans for all periods presented.
(2) Interest Income includes net loan fees of $3 million and $11 million for six months ended June 30, 2019 and 2018 respectively.
(3) Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.50% and 0.22% for six months ended June 30, 2019 and 2018 respectively.
(4) The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for both June 30, 2019 and 2018, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2019, net interest income and other financing income (taxable-equivalent basis) totaled $956 million compared to $938 million in the second quarter of 2018. The net interest margin (taxable-equivalent basis) was 3.45 percent for the second quarter of 2019 and 3.49 percent for the second quarter of 2018. Net interest income and other financing income (taxable-equivalent basis) totaled $1.9 billion for the first six months of both June 30, 2019 and 2018. The net interest margin (taxable-equivalent basis) was 3.49 percent and 3.48 percent for the first six months of 2019 and 2018, respectively. Net interest income and other financing income for the second quarter and first six months of 2019 benefited from higher loan and securities yields, partially offset by higher funding costs. While net interest income and other financing income benefited from higher average loan balances, overall loan growth was modestly dilutive to net interest margin during the second quarter of 2019.

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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company continues to present the minus 100 basis point shock, as well as a larger magnitude down rate scenario based on historical yield curve minimums as explained in the following section. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of June 30, 2019, Regions was modestly asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2020. Twelve month horizon asset sensitivity levels are expected to decline through early 2020 as forward starting hedges move into the measurement window. The estimated exposure associated with the parallel yield curve shift of minus 100 basis points in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Recent Fed Funds increases have resulted in a modest increase in deposit and other funding costs for Regions. Therefore, it is expected that declines in funding costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
With respect to sensitivity along the yield curve, the balance sheet is estimated to be asset sensitive to short-term, intermediate-term, and long-term rates individually. Current simulation models estimate that, as compared to the base case, net interest income and other financing income over a 12 month horizon would respond favorably by approximately $96 million if intermediate and longer-term interest rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if intermediate and longer-term interest rates were to immediately and on a sustained basis underperform the base case by 100 basis points, then net interest income and other financing income, as compared to the base case, would decline by approximately $127 million.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges that have been transacted are contemplated to the extent they start within the measurement horizon. These forward starting hedging relationships, which primarily begin in early 2020, are being used to protect net interest income and other financing income as the macroeconomic cycle continues to evolve. Therefore, the Company's sensitivity levels are expected to decline through early 2020. More information regarding forward starting hedges is disclosed in Table 19 and its accompanying description.

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2019(1)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$145
+ 100 basis points	86
- 100 basis points(2)	(111)
- 200 basis points (floored)	(195)

Instantaneous Change in Interest Rates
+ 200 basis points	$149
+ 100 basis points	111
- 100 basis points	(183)
- 200 basis points (floored)	(297)
_________

(1)
Disclosed interest rate sensitivity levels represent the 12 month forward looking net interest income and other financing income changes as compared to market forward rate cases and include expected balance sheet remixing.

(2)
Forward starting cash flow hedges already transacted will reduce sensitivity levels through 2020 as they continue to move into the measurement horizon (see Table 20 for additional information regarding hedge start dates). Estimates for a gradual parallel yield curve shift of minus 100 basis points, inclusive of forward starting cash flow hedges already transacted, would be a decrease to net interest income and other financing income of approximately 3 percent in the current quarter, approximately 1.5 percent at year-end 2019, and less than 1 percent by year-end 2020.

As market interest rates have increased in recent years, larger than 100 basis point magnitude falling rate shock scenarios have become possible, although the probability of such a movement is currently low. Regions has established a scenario by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equates to the lesser of -200 basis points, or a rate modestly lower than the historical all-time minimum. This provides a sufficiently punitive rate environment, while maintaining a higher level of reasonableness. The -200 basis points (floored) scenario in Table 18 above quantifies the expected impact for the gradual and instantaneous shock under this environment.
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
The Company’s baseline balance sheet growth assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the - 100 basis point gradual interest rate change scenario in Table 18, the interest-bearing deposit re-pricing sensitivity over the 12 month horizon is expected to be between 30 percent and 35 percent of changes in short-term market rates (e.g., Fed Funds). A 5 percentage point lower sensitivity than the baseline assumption would decrease 12 month net interest income and other financing income in the gradual -100 basis points scenario by approximately $24 million when compared to the baseline scenario. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the baseline balance sheet growth assumptions as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. As the rate cycle has progressed and a mix shift has become inherent in the baseline forecast, management has reduced the sensitivity impact on the shock scenarios. The magnitude of the shift is rate dependent and equates to approximately $1.5 billion over 12 months in the gradual +100 basis point scenario in Table 18. In the event this shift increased by an additional $1.5 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +100 basis points scenario by approximately $10 million.

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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2019
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)(2)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$3,650	2.7	1.9%	2.5%	—%
Receive variable/pay fixed swaps	32	6.3	2.6	2.7	—
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	12,750	5.7	2.1	2.0	—
Interest rate floors	6,750	5.3	—	—	2.1
Total derivatives designated as hedging instruments	$23,182	5.1	2.1%	2.1%	2.1%
_________

(1)	Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.

(2)	Strike price is not adjusted for premiums paid on interest rate floors.
A portion of the cash flow hedging relationships designated above in Table 19 are forward starting, and therefore do not impact, or have limited impact to the estimated annual change in net interest income discussed in Table 18. As of June 30, 2019, $7.75 billion notional of the outstanding cash flow swaps were forward starting. All interest rate floors are forward starting. Forward starting swaps and floors have maturities of approximately five years from their respective start dates. Inclusive of these contracts, the total receive rate and strike price on all forward starting cash flow swaps and floors was 2.5 percent and 2.1 percent, respectively.
The following table presents cash flow hedge notional amounts with start dates prior to the year-end periods shown through 2026. All cash flow hedge notional amounts mature prior to the end of 2027.

Table 20—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2019(1)(2)	2020(1)(2)	2021	2022	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps	$5,500	$12,000	$12,750	$12,750	$10,450	$9,450	$3,325	$1,250
Interest rate floors	750	6,500	6,750	6,750	6,750	4,000	250	—
Cash flow hedges	$6,250	$18,500	$19,500	$19,500	$17,200	$13,450	$3,575	$1,250
_________

(1)
As forward starting cash flow hedges are transacted within the 12 month measurement horizon, they will reduce 12 month net interest income and other financing income sensitivity levels as disclosed in Table 18.

(2)	Start dates for $10.3 billion of the $12.0 billion notional of the cash flow swaps and $4.8 billion of the $6.5 billion notional of the interest rate floors are at the beginning of 2020.
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
LIBOR Transition - In 2017, the Financial Conduct Authority, which regulates LIBOR, announced that by the end of 2021 panel banks will no longer be required to submit estimates that are used to construct LIBOR, confirming that the continuation of LIBOR will not be guaranteed beyond that date. Regions holds instruments that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations and other financial instruments that use LIBOR as a benchmark rate. The Company cannot currently predict the full impact of the LIBOR discontinuation on net interest income and other financing income or the related processes. However, Regions is coordinating with regulators and industry groups to identify an appropriate replacement rate for contracts expiring after 2021, as well as preparing for this transition as it relates to both new and existing exposures. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff with all relevant business lines and support groups engaged. An initial LIBOR impact and risk assessment has been performed, which identified the associated risks across products, systems, models, and processes. Plans to mitigate risks associated with the transition are under development and are being overseen by Regions’ LIBOR Steering Committee as part of the LIBOR Transition Program.

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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $3.0 billion at June 30, 2019. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC, and ALCO regularly review compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2019, Regions had approximately $2.5 billion in cash on deposit with the FRB, an increase from approximately $1.5 billion at December 31, 2018.
Regions’ borrowing availability with the FRB as of June 30, 2019, based on assets pledged as collateral on that date, was $19.0 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2019, Regions’ outstanding balance of FHLB borrowings was $7.4 billion and its total borrowing capacity from the FHLB totaled $17.4 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements in the 2018 Annual Report on Form 10-K for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions devotes significant financial and non-financial resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions regularly tests its control environment utilizing practices such as penetration testing and more targeted assessments to ensure its controls are working as expected. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to respond to evolving disruptive technology and to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program that includes due diligence and oversight of third-party relationships with vendors.
Regions’ system of internal controls also incorporates an organization-wide protocol for the appropriate reporting and escalation of information security matters to management and the Board, to ensure effective and efficient resolution and, if necessary, disclosure of any matters. The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience and receives education to ensure that their oversight efforts accommodate for the ever-evolving information security threat landscape. The Board monitors Regions’ information management risk policies and practices primarily through its Risk Committee, which oversees areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; approval and oversight of information security risk assessments, strategies, policies and programs; and disaster recovery, business continuity, and incident response plans. Additionally, the Board’s Audit Committee regularly reviews Regions’ cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the Chief Information Security Officer, risk management, and Internal Audit. The Board, through its various committees, is briefed at least quarterly on information security matters.
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
Regions has contracts with vendors to provide denial of service mitigation. These vendors have also committed the necessary resources to support Regions in the event of a cyber event. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security. As an additional security measure, Regions has engaged a computer forensics firm and an industry-leading consulting firm on retainer in case of a cyber event. Regions has also developed and maintains robust business continuity and disaster recovery plans that it could implement in the event of a cyber event so as to mitigate the effects of any such event and minimize necessary recovery time. Some of Regions' financial risk exposure with respect to data breaches may be offset by applicable insurance.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $92 million in the second quarter of 2019 compared to $60 million during the second quarter of 2018. The provision for loan losses totaled $183 million for the first six months of 2019 compared to $50 million during the first six months of 2018. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.

NON-INTEREST INCOME
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2019 vs. 6/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$181	$175	$6	3.4%
Card and ATM fees	120	112	8	7.1%
Investment management and trust fee income	59	58	1	1.7%
Capital markets income	39	57	(18)	(31.6)%
Mortgage income	31	37	(6)	(16.2)%
Investment services fee income	20	19	1	5.3%
Commercial credit fee income	18	17	1	5.9%
Bank-owned life insurance	19	18	1	5.6%
Securities gains (losses), net	(19)	1	(20)	NM
Market value adjustments on employee benefit assets - defined benefit	—	(1)	1	(100.0)%
Market value adjustments on employee benefit assets - other	(2)	(1)	(1)	100.0%
Other miscellaneous income	28	20	8	40.0%
	$494	$512	$(18)	(3.5)%

	Six Months Ended June 30		Year-to-Date 6/30/2019 vs. 6/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$356	$346	$10	2.9%
Card and ATM fees	229	216	13	6.0%
Investment management and trust fee income	116	116	—	—%
Capital markets income	81	107	(26)	(24.3)%
Mortgage income	58	75	(17)	(22.7)%
Investment services fee income	39	36	3	8.3%
Commercial credit fee income	36	34	2	5.9%
Bank-owned life insurance	42	35	7	20.0%
Securities gains (losses), net	(26)	1	(27)	NM
Market value adjustments on employee benefit assets - defined benefit	5	(2)	7	(350.0)%
Market value adjustments on employee benefit assets - other	(3)	(1)	(2)	200.0%
Other miscellaneous income	63	56	7	12.5%
	$996	$1,019	$(23)	(2.3)%
________
NM - Not Meaningful
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient funds and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The increases during the second quarter of 2019 and the first six months of 2019 compared to the same periods of 2018 were primarily due to continued customer account growth and increases in non-sufficient fund activity.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increases in the second quarter of 2019 and first six months of 2019 compared to the same periods of 2018 were primarily the result of account growth and the related increases in commercial and consumer credit card interchange income and checkcard interchange income.
Capital markets income—Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The decreases in the second quarter of 2019 and first six months of 2019 compared to the same periods in 2018 were primarily due to declines in merger and acquisition advisory services and commercial swap income. The declines in commercial swap income were driven by market-related credit valuation adjustments tied to customer derivatives. The decrease in the first six months of 2019 compared to the same period in 2018 was also attributable to lower fees generated from the placement of permanent financing for real estate customers.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the second quarter of 2019 compared to the same period in 2018 was driven by reductions in the valuation of mortgage servicing rights and related hedges; partially offsetting this reduction were increases in mortgage production and sales and servicing income. The decrease in mortgage income during the first six months of 2019 compared to the same period in 2018 was also due to reductions in the valuation of mortgage servicing rights and related hedges, as well as lower production and lower sales revenue. These decreases were partially offset by an increase in servicing income.
Bank-owned life insurance—Bank-owned life insurance increased in the first six months of 2019 compared to the same period in 2018 due primarily to an increase in claims benefits and favorable market valuation adjustments.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. The net loss incurred during the second quarter of 2019 and first six months of 2019 was primarily due to the sale of certain lower-yielding securities during the quarter. See Table 1 "Debt Securities" section for additional information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the second quarter of 2019 and the first six months of 2019 compared to the same periods in 2018 primarily due to an increase in commercial leasing income, partially offset by decreases in the value of certain equity method investments. The first quarter of 2018 also included $7 million in net gains associated with the sale of certain low income housing investments, while the first quarter of 2019 also included an $8 million gain associated with the sale of $167 million of affordable housing residential mortgage loans.

NON-INTEREST EXPENSE
Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2019 vs 6/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$469	$511	$(42)	(8.2)%
Net occupancy expense	80	84	(4)	(4.8)%
Furniture and equipment expense	84	81	3	3.7%
Outside services	52	48	4	8.3%
Professional, legal and regulatory expenses	26	33	(7)	(21.2)%
Marketing	23	25	(2)	(8.0)%
FDIC insurance assessments	12	25	(13)	(52.0)%
Credit/checkcard expenses	18	13	5	38.5%
Branch consolidation, property and equipment charges	2	1	1	100.0%
Visa class B shares expense	3	10	(7)	(70.0)%
Provision (credit) for unfunded credit losses	—	(1)	1	(100.0)%
Other miscellaneous expenses	92	81	11	13.6%
	$861	$911	$(50)	(5.5)%

	Six Months Ended June 30		Year-to-Date 6/30/2019 vs. 6/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$947	$1,006	$(59)	(5.9)%
Net occupancy expense	162	167	(5)	(3.0)%
Furniture and equipment expense	160	162	(2)	(1.2)%
Outside services	97	95	2	2.1%
Professional, legal and regulatory expenses	46	60	(14)	(23.3)%
Marketing	46	51	(5)	(9.8)%
FDIC insurance assessments	25	49	(24)	(49.0)%
Credit/checkcard expenses	34	26	8	30.8%
Branch consolidation, property and equipment charges	8	4	4	100.0%
Visa class B shares expense	7	12	(5)	(41.7)%
Provision (credit) for unfunded credit losses	(1)	(5)	4	(80.0)%
Other miscellaneous expenses	190	168	22	13.1%
	$1,721	$1,795	$(74)	(4.1)%
Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits decreased for the second quarter and first six months of 2019 compared to the same periods in 2018. Primary drivers of the decreases were lower incentives, lower severance charges and staffing reductions. Severance charges totaled $2 million for the second quarter and $4 million for first six months 2019, compared to $34 million for the second quarter and $49 million for the first six months of 2018. Full-time equivalent headcount from continuing operations decreased to 19,765 at June 30, 2019 from 20,326 at June 30, 2018, reflecting the impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the second quarter and first six months of 2019 compared to the same periods in 2018 primarily due to lower consulting fees.
FDIC insurance assessments—FDIC insurance assessments decreased in the second quarter and first six months of 2019 compared to the same periods in 2018 primarily due to the discontinuation of the FDIC assessment surcharge that was in place throughout the first nine months of 2018.

Visa class B shares expense—Visa class B share expense is associated with shares sold in the prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B share expense decreased in both the second quarter and first six months of 2019 compared to the same periods in 2018 as a result of changes in the status of certain covered litigation that increased the prior year expense.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased during the second quarter and first six months of 2019 compared to the same periods in 2018 primarily due to an increase in non-service related pension costs associated with a lower discount rate as well as higher operational losses.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended June 30, 2019 was $93 million and $89 million for the three months ended June 30, 2018, resulting in effective taxes rates of 19.4 percent and 19.2 percent, respectively. Income tax expense from continuing operations for the six months ended June 30, 2019 was $198 million compared to income tax expense of $217 million for the same period in 2018, resulting in effective tax rates of 20.2 percent and 21.5 percent, respectively. The Company expects the full-year effective tax rate will range from 20 percent to 22 percent for 2019 excluding the impact of unanticipated discrete items.
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
At June 30, 2019, the Company reported a net deferred tax liability of $313 million compared to a net deferred tax asset of $20 million at December 31, 2018. The change was due primarily to a decrease in the deferred tax asset related to unrealized gains and losses related to available for sale securities and derivative instruments.
DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. Morgan Keegan was sold on April 2, 2012.
Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018. The results from discontinued operations for both the second quarter of 2019 and 2018 were immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 80 through 84 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2019, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 12, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2019, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2019	2,500,000	$15.42	2,500,000	$151,331,881
May 1-31, 2019	10,318,352	$14.64	10,318,352	$78,981
June 1-30, 2019	—	$—	—	$78,981
Total 2nd Quarter	12,818,352	$14.80	12,818,352	$78,981

On June 28, 2018, Regions' Board authorized a $2.031 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2018 through the end of the second quarter of 2019. As of June 30, 2019, Regions had repurchased approximately 115.38 million shares of common stock, through open market purchases and a contractual repurchase agreement, at a total cost of $2.031 billion under this plan and concluded the plan during the second quarter of 2019.
On June 27, 2019, Regions announced the Board authorization of a new $1.37 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020. The Company began to repurchase shares under this plan in the third quarter of 2019, and as of August 6, 2019, Regions had repurchased approximately 9.3 million shares of common stock at a total cost of approximately $144.8 million. All of these shares were immediately retired upon repurchase and, therefore,will not be included in treasury stock.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.5	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 24, 2019.

4.1
Deposit Agreement, dated as of April 30, 2019, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to Form 8-A filed by registrant on April 29, 2019.

4.2	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to Form 8-A filed by registrant on April 29, 2019.

10.1	2019 Form of Notice and Form of Director Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.2	2019 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.3	2019 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.4	2019 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-Q Report for the quarterly period ended June 30, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q Report for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2019	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)