Form 10-Q
period 2019-09-30
REGIONS FINANCIAL CORP
filed 2019-11-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of each of the issuer’s classes of common stock was 964,639,091 shares of common stock, par value $.01, outstanding as of November 4, 2019.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(In millions, except share data)
Assets
Cash and due from banks	$1,966	$2,018
Interest-bearing deposits in other banks	3,101	1,520
Debt securities held to maturity (estimated fair value of $1,424 and $1,460, respectively)	1,375	1,482
Debt securities available for sale	22,986	22,729
Loans held for sale (includes $497 and $251 measured at fair value, respectively)	548	304
Loans, net of unearned income	82,786	83,152
Allowance for loan losses	(869)	(840)
Net loans	81,917	82,312
Other earning assets	1,760	1,719
Premises and equipment, net	1,944	2,045
Interest receivable	377	375
Goodwill	4,845	4,829
Residential mortgage servicing rights at fair value	307	418
Other identifiable intangible assets, net	111	115
Other assets	6,910	5,822
Total assets	$128,147	$125,688
Liabilities and Equity
Deposits:
Non-interest-bearing	$34,360	$35,053
Interest-bearing	59,945	59,438
Total deposits	94,305	94,491
Borrowed funds:
Short-term borrowings	5,401	1,600
Long-term borrowings	9,128	12,424
Total borrowed funds	14,529	14,024
Other liabilities	2,732	2,083
Total liabilities	111,566	110,598
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,500,000 and 1,000,000 shares, respectively	1,310	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock— 1,005,503,640 and 1,065,858,925 shares, respectively	10	11
Additional paid-in capital	12,803	13,766
Retained earnings	3,534	2,828
Treasury stock, at cost—41,032,676 and 41,032,676 shares, respectively	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	295	(964)
Total stockholders’ equity	16,581	15,090
Total liabilities and equity	$128,147	$125,688

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$970	$919	$2,943	$2,651
Debt securities - taxable	160	155	488	465
Loans held for sale	5	4	12	11
Other earning assets	12	17	46	53
Operating lease assets	13	17	42	55
Total interest income, including other financing income	1,160	1,112	3,531	3,235
Interest expense on:
Deposits	116	64	349	170
Short-term borrowings	14	8	41	15
Long-term borrowings	83	84	281	229
Total interest expense	213	156	671	414
Depreciation expense on operating lease assets	10	14	33	44
Total interest expense and depreciation expense on operating lease assets	223	170	704	458
Net interest income and other financing income	937	942	2,827	2,777
Provision for loan losses	108	84	291	134
Net interest income and other financing income after provision for loan losses	829	858	2,536	2,643
Non-interest income:
Service charges on deposit accounts	186	179	542	525
Card and ATM fees	114	111	343	327
Investment management and trust fee income	63	59	179	175
Capital markets income	36	45	117	152
Mortgage income	56	32	114	107
Securities gains (losses), net	—	—	(26)	1
Other	103	93	285	251
Total non-interest income	558	519	1,554	1,538
Non-interest expense:
Salaries and employee benefits	481	473	1,428	1,479
Net occupancy expense	80	82	242	249
Furniture and equipment expense	83	81	243	243
Other	227	286	679	746
Total non-interest expense	871	922	2,592	2,717
Income from continuing operations before income taxes	516	455	1,498	1,464
Income tax expense	107	85	305	302
Income from continuing operations	409	370	1,193	1,162
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	274	—	271
Income tax expense (benefit)	—	80	—	80
Income (loss) from discontinued operations, net of tax	—	194	—	191
Net income	$409	$564	$1,193	$1,353
Net income from continuing operations available to common shareholders	$385	$354	$1,137	$1,114
Net income available to common shareholders	$385	$548	$1,137	$1,305
Weighted-average number of shares outstanding:
Basic	988	1,086	1,005	1,111
Diluted	991	1,095	1,010	1,121
Earnings per common share from continuing operations:
Basic	$0.39	$0.33	$1.13	$1.00
Diluted	$0.39	$0.32	$1.13	$0.99
Earnings per common share:
Basic	$0.39	$0.50	$1.13	$1.18
Diluted	$0.39	$0.50	$1.13	$1.16
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2019	2018
	(In millions)
Net income	$409	$564
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(1)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $45 and ($35) tax effect, respectively)	133	(103)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	—	(1)
Net change in unrealized gains (losses) on securities available for sale, net of tax	133	(102)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $56 and ($15) tax effect, respectively)	167	(44)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($2) and zero tax effect, respectively)	(5)	—
Net change in unrealized gains (losses) on derivative instruments, net of tax	172	(44)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	(1)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($2) tax effect, respectively)	(11)	(6)
Net change from defined benefit pension plans and other post employment benefits, net of tax	10	5
Other comprehensive income (loss), net of tax	316	(139)
Comprehensive income	$725	$425

	Nine Months Ended September 30
	2019	2018
	(In millions)
Net income	$1,193	$1,353
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($2) tax effect, respectively)	(4)	(5)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	4	5
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $209 and ($162) tax effect, respectively)	618	(479)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($6) and zero tax effect, respectively)	(20)	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	638	(479)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $194 and ($60) tax effect, respectively)	576	(178)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($6) and $4 tax effect, respectively)	(17)	12
Net change in unrealized gains (losses) on derivative instruments, net of tax	593	(190)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	(1)	(2)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($8) and ($6) tax effect, respectively)	(25)	(21)
Net change from defined benefit pension plans and other post employment benefits, net of tax	24	19
Other comprehensive income (loss), net of tax	1,259	(645)
Comprehensive income	$2,452	$708
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2018	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192	$—
Cumulative effect from change in accounting guidance						(2)			(2)	—
Net income	—	—	—	—	—	414	—	—	414	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(402)	(402)	—
Cash dividends declared	—	—	—	—	—	(101)	—	—	(101)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(235)	—	—	—	(235)	—
Impact of stock transactions under compensation plans, net	—	—	1	—	16	—	—	—	16	—
BALANCE AT MARCH 31, 2018	1	$820	1,122	$12	$15,639	$1,923	$(1,377)	$(1,151)	$15,866	$—

BALANCE AT APRIL 1, 2018	1	$820	1,122	$12	$15,639	$1,923	$(1,377)	$(1,151)	$15,866	$—
Net income	—	—	—	—	—	375	—	—	375	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(104)	(104)	—
Cash dividends declared	—	—	—	—	—	(100)	—	—	(100)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(13)	—	(235)	—	—	—	(235)	—
Impact of stock transactions under compensation plans, net and other	—	—	5	—	(15)	—	6	—	(9)	—
BALANCE AT JUNE 30, 2018	1	$820	1,114	$12	$15,389	$2,182	$(1,371)	$(1,255)	$15,777	$—

BALANCE AT JULY 1, 2018	1	$820	1,114	$12	$15,389	$2,182	$(1,371)	$(1,255)	$15,777	$—
Net income	—	—	—	—	—	564	—	—	564	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(139)	(139)	—
Cash dividends declared	—	—	—	—	—	(148)	—	—	(148)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:										—
Impact of share repurchases	—	—	(59)	(1)	(1,281)	—	—	—	(1,282)	—
Impact of stock transactions under compensation plans, net and other	—	—	—	—	14	—	—	—	14	—
BALANCE AT SEPTEMBER 30, 2018	1	$820	1,055	$11	$14,122	$2,582	$(1,371)	$(1,394)	$14,770	$—

BALANCE AT JANUARY 1, 2019	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2	—
Net income	—	—	—	—	—	394	—	—	394	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	366	366	—
Cash dividends declared	—	—	—	—	—	(142)	—	—	(142)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	11
BALANCE AT MARCH 31, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11

BALANCE AT APRIL 1, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11
Net income	—	—	—	—	—	390	—	—	390	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	577	577	—
Cash dividends declared	—	—	—	—	—	(141)	—	—	(141)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series C, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	1	490	—	—	—	—	—	—	490	—
Common stock transactions:
Impact of share repurchases	—	—	(13)		(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net	—	—	4	—	(14)	—	—	—	(14)	—
Other	—	—	—	—	—	—	—	—	—	(11)
BALANCE AT JUNE 30, 2019	2	$1,310	1,004	$11	$13,380	$3,299	$(1,371)	$(21)	$16,608	$—

BALANCE AT JULY 1, 2019	2	$1,310	1,004	$11	$13,380	$3,299	$(1,371)	$(21)	$16,608	$—
Net income	—	—	—	—	—	409	—	—	409	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	316	316	—
Cash dividends declared	—	—	—	—	—	(150)	—	—	(150)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Common stock transactions:
Impact of share repurchases	—	—	(40)	(1)	(588)	—	—	—	(589)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
BALANCE AT SEPTEMBER 30, 2019	2	$1,310	964	$10	$12,803	$3,534	$(1,371)	$295	$16,581	$—

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2019	2018
	(In millions)
Operating activities:
Net income	$1,193	$1,353
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	291	134
Depreciation, amortization and accretion, net	321	355
Securities (gains) losses, net	26	(1)
(Gain) on sale of business	—	(281)
Deferred income tax expense	7	146
Originations and purchases of loans held for sale	(2,594)	(2,419)
Proceeds from sales of loans held for sale	2,428	2,480
(Gain) loss on sale of loans, net	(92)	(55)
Net change in operating assets and liabilities:
Other earning assets	(74)	46
Interest receivable and other assets	(129)	(39)
Other liabilities	551	(432)
Other	156	(16)
Net cash from operating activities	2,084	1,271
Investing activities:
Proceeds from maturities of debt securities held to maturity	105	132
Proceeds from sales of debt securities available for sale	4,762	186
Proceeds from maturities of debt securities available for sale	2,619	2,569
Purchases of debt securities available for sale	(7,165)	(2,760)
Net proceeds from (payments for) bank-owned life insurance	(4)	(3)
Proceeds from sales of loans	405	290
Purchases of loans	(810)	(403)
Purchases of mortgage servicing rights	(19)	(37)
Net change in loans	456	(2,036)
Net purchases of other assets	(127)	(129)
Proceeds from disposition of business, net of cash transferred	—	357
Net cash from investing activities	222	(1,834)
Financing activities:
Net change in deposits	(186)	(3,634)
Net change in short-term borrowings	3,801	2,750
Proceeds from long-term borrowings	21,274	10,800
Payments on long-term borrowings	(24,675)	(7,700)
Net proceeds from issuance of preferred stock	490	—
Cash dividends on common stock	(426)	(304)
Cash dividends on preferred stock	(56)	(48)
Repurchases of common stock	(969)	(1,752)
Taxes paid related to net share settlement of equity awards	(29)	(34)
Other	(1)	(1)
Net cash from financing activities	(777)	77
Net change in cash and cash equivalents	1,529	(486)
Cash and cash equivalents at beginning of year	3,538	3,981
Cash and cash equivalents at end of period	$5,067	$3,495

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Nine Months Ended September 30, 2019 and 2018
NOTE 1. BASIS OF PRESENTATION
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
During 2019, the Company adopted new accounting guidance related to several topics. See Note 5 and Note 14 for related disclosures.

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2019
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$776	$—	$(28)	$748	$23	$—	$771
Commercial agency	630	—	(3)	627	28	(2)	653
	$1,406	$—	$(31)	$1,375	$51	$(2)	$1,424

Debt securities available for sale:
U.S. Treasury securities	$179	$3	$—	$182			$182
Federal agency securities	43	2	—	45			45
Mortgage-backed securities:
Residential agency	15,564	210	(43)	15,731			15,731
Residential non-agency	2	—	—	2			2
Commercial agency	4,789	116	(10)	4,895			4,895
Commercial non-agency	654	9	—	663			663
Corporate and other debt securities	1,431	38	(1)	1,468			1,468
	$22,662	$378	$(54)	$22,986			$22,986

	December 31, 2018
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$883	$—	$(32)	$851	$1	$(10)	$842
Commercial agency	634	—	(3)	631	—	(13)	618
	$1,517	$—	$(35)	$1,482	$1	$(23)	$1,460

Debt securities available for sale:
U.S. Treasury securities	$284	$—	$(4)	$280			$280
Federal agency securities	43	—	—	43			43
Mortgage-backed securities:
Residential agency	17,064	26	(466)	16,624			16,624
Residential non-agency	2	—	—	2			2
Commercial agency	3,891	8	(64)	3,835			3,835
Commercial non-agency	768	2	(10)	760			760
Corporate and other debt securities	1,206	2	(23)	1,185			1,185
	$23,258	$38	$(567)	$22,729			$22,729
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $7.9 billion at both September 30, 2019, and December 31, 2018 were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both September 30, 2019, and December 31, 2018.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$776	$771
Commercial agency	630	653
	$1,406	$1,424
Debt securities available for sale:
Due in one year or less	$68	$68
Due after one year through five years	1,100	1,120
Due after five years through ten years	431	450
Due after ten years	54	57
Mortgage-backed securities:
Residential agency	15,564	15,731
Residential non-agency	2	2
Commercial agency	4,789	4,895
Commercial non-agency	654	663
	$22,662	$22,986

The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2019, and December 31, 2018. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$64	$—	$526	$(7)	$590	$(7)
Commercial agency	—	—	133	(4)	133	(4)
	$64	$—	$659	$(11)	$723	$(11)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$2,160	$(7)	$3,071	$(36)	$5,231	$(43)
Commercial agency	966	(9)	146	(1)	1,112	(10)
Corporate and other debt securities	27	—	41	(1)	68	(1)
	$3,153	$(16)	$3,258	$(38)	$6,411	$(54)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$842	$(42)	$842	$(42)
Commercial agency	486	(7)	132	(9)	618	(16)
	$486	$(7)	$974	$(51)	$1,460	$(58)

Debt securities available for sale:
U.S. Treasury securities	$—	$—	$261	$(4)	$261	$(4)
Mortgage-backed securities:
Residential agency	2,830	(37)	11,010	(429)	13,840	(466)
Commercial agency	1,073	(13)	2,254	(51)	3,327	(64)
Commercial non-agency	229	(1)	404	(9)	633	(10)
Corporate and other debt securities	659	(11)	310	(12)	969	(23)
	$4,791	$(62)	$14,239	$(505)	$19,030	$(567)

The number of individual debt positions in an unrealized loss position in the tables above decreased from 1,379 at December 31, 2018, to 569 at September 30, 2019. The decrease in the number of securities and the total amount of unrealized losses from year-end 2018 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In millions)
Gross realized gains	$6	$1	$14	$4
Gross realized losses	(6)	(1)	(39)	(1)
OTTI	—	—	(1)	(2)
Debt securities available for sale gains (losses), net	$—	$—	$(26)	$1

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2019	December 31, 2018
	(In millions, net of unearned income)
Commercial and industrial	$40,179	$39,282
Commercial real estate mortgage—owner-occupied	5,532	5,549
Commercial real estate construction—owner-occupied	365	384
Total commercial	46,076	45,215
Commercial investor real estate mortgage	4,769	4,650
Commercial investor real estate construction	1,475	1,786
Total investor real estate	6,244	6,436
Residential first mortgage	14,397	14,276
Home equity	8,597	9,257
Indirect—vehicles	2,095	3,053
Indirect—other consumer	2,821	2,349
Consumer credit card	1,322	1,345
Other consumer	1,234	1,221
Total consumer	30,466	31,501
	$82,786	$83,152

During the nine months ended September 30, 2019 and 2018, Regions purchased approximately $810 million and $403 million in indirect-other consumer and commercial and industrial loans from third parties, respectively.
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
At September 30, 2019, $21.6 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At September 30, 2019, an additional $23.2 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	Three Months Ended September 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2019	$525	$54	$274	$853
Provision (credit) for loan losses	57	(6)	57	108
Loan losses:
Charge-offs	(39)	—	(75)	(114)
Recoveries	9	—	13	22
Net loan (losses) recoveries	(30)	—	(62)	(92)
Allowance for loan losses, September 30, 2019	552	48	269	869
Reserve for unfunded credit commitments, July 1, 2019	46	4	—	50
Provision (credit) for unfunded credit losses	(2)	—	—	(2)
Reserve for unfunded credit commitments, September 30, 2019	44	4	—	48
Allowance for credit losses, September 30, 2019	$596	$52	$269	$917

	Three Months Ended September 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2018	$551	$48	$239	$838
Provision (credit) for loan losses	12	(1)	73	84
Loan losses:
Charge-offs	(41)	(1)	(65)	(107)
Recoveries	10	2	13	25
Net loan (losses) recoveries	(31)	1	(52)	(82)
Allowance for loan losses, September 30, 2018	532	48	260	840
Reserve for unfunded credit commitments, July 1, 2018	44	4	—	48
Provision (credit) for unfunded credit losses	2	—	—	2
Reserve for unfunded credit commitments, September 30, 2018	46	4	—	50
Allowance for credit losses, September 30, 2018	$578	$52	$260	$890

	Nine Months Ended September 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	121	(12)	182	291
Loan losses:
Charge-offs	(113)	—	(216)	(329)
Recoveries	24	2	41	67
Net loan (losses) recoveries	(89)	2	(175)	(262)
Allowance for loan losses, September, 2019	552	48	269	869
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(3)	—	—	(3)
Reserve for unfunded credit commitments, September, 2019	44	4	—	48
Allowance for credit losses, September 30, 2019	$596	$52	$269	$917
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$115	$5	$31	$151
Collectively evaluated for impairment	437	43	238	718
Total allowance for loan losses	$552	$48	$269	$869
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$475	$38	$393	$906
Collectively evaluated for impairment	45,601	6,206	30,073	81,880
Total loans evaluated for impairment	$46,076	$6,244	$30,466	$82,786

	Nine Months Ended September 30, 2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	12	(13)	135	134
Loan losses:
Charge-offs	(105)	(9)	(200)	(314)
Recoveries	34	6	46	86
Net loan (losses) recoveries	(71)	(3)	(154)	(228)
Allowance for loan losses, September 30, 2018	532	48	260	840
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(3)	—	—	(3)
Reserve for unfunded credit commitments, September 30, 2018	46	4	—	50
Allowance for credit losses, September 30, 2018	$578	$52	$260	$890
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$119	$5	$26	$150
Collectively evaluated for impairment	413	43	234	690
Total allowance for loan losses	$532	$48	$260	$840
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$599	$51	$438	$1,088
Collectively evaluated for impairment	43,706	5,992	31,035	80,733
Total loans evaluated for impairment	$44,305	$6,043	$31,473	$81,821

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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Indirect-other consumer lending includes other point of sale lending through third parties. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of September 30, 2019, and December 31, 2018. Commercial and investor real estate portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	September 30, 2019
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38,489	$540	$858	$292	$40,179
Commercial real estate mortgage—owner-occupied	5,176	117	171	68	5,532
Commercial real estate construction—owner-occupied	327	8	15	15	365
Total commercial	$43,992	$665	$1,044	$375	$46,076
Commercial investor real estate mortgage	$4,565	$167	$28	$9	$4,769
Commercial investor real estate construction	1,444	8	23	—	1,475
Total investor real estate	$6,009	$175	$51	$9	$6,244

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,368	$29	$14,397
Home equity			8,548	49	8,597
Indirect—vehicles			2,095	—	2,095
Indirect—other consumer			2,821	—	2,821
Consumer credit card			1,322	—	1,322
Other consumer			1,234	—	1,234
Total consumer			$30,388	$78	$30,466
					$82,786

	December 31, 2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37,963	$666	$346	$307	$39,282
Commercial real estate mortgage—owner-occupied	5,193	208	81	67	5,549
Commercial real estate construction—owner-occupied	356	7	13	8	384
Total commercial	$43,512	$881	$440	$382	$45,215
Commercial investor real estate mortgage	$4,444	$52	$143	$11	$4,650
Commercial investor real estate construction	1,773	6	7	—	1,786
Total investor real estate	$6,217	$58	$150	$11	$6,436

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,236	$40	$14,276
Home equity			9,194	63	9,257
Indirect—vehicles			3,053	—	3,053
Indirect—other consumer			2,349	—	2,349
Consumer credit card			1,345	—	1,345
Other consumer			1,221	—	1,221
Total consumer			$31,398	$103	$31,501
					$83,152

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$13	$10	$60	$39,887	$292	$40,179
Commercial real estate mortgage—owner-occupied	25	6	2	33	5,464	68	5,532
Commercial real estate construction—owner-occupied	—	—	—	—	350	15	365
Total commercial	62	19	12	93	45,701	375	46,076
Commercial investor real estate mortgage	2	—	—	2	4,760	9	4,769
Commercial investor real estate construction	—	—	—	—	1,475	—	1,475
Total investor real estate	2	—	—	2	6,235	9	6,244
Residential first mortgage	79	49	128	256	14,368	29	14,397
Home equity	48	24	41	113	8,548	49	8,597
Indirect—vehicles	31	9	7	47	2,095	—	2,095
Indirect—other consumer	14	8	3	25	2,821	—	2,821
Consumer credit card	10	8	19	37	1,322	—	1,322
Other consumer	15	5	5	25	1,234	—	1,234
Total consumer	197	103	203	503	30,388	78	30,466
	$261	$122	$215	$598	$82,324	$462	$82,786

	December 31, 2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$80	$22	$8	$110	$38,975	$307	$39,282
Commercial real estate mortgage—owner-occupied	12	7	—	19	5,482	67	5,549
Commercial real estate construction—owner-occupied	—	—	—	—	376	8	384
Total commercial	92	29	8	129	44,833	382	45,215
Commercial investor real estate mortgage	6	—	—	6	4,639	11	4,650
Commercial investor real estate construction	—	—	—	—	1,786	—	1,786
Total investor real estate	6	—	—	6	6,425	11	6,436
Residential first mortgage	85	53	150	288	14,236	40	14,276
Home equity	47	26	34	107	9,194	63	9,257
Indirect—vehicles	40	11	9	60	3,053	—	3,053
Indirect—other consumer	13	7	1	21	2,349	—	2,349
Consumer credit card	12	9	20	41	1,345	—	1,345
Other consumer	15	5	5	25	1,221	—	1,221
Total consumer	212	111	219	542	31,398	103	31,501
	$310	$140	$227	$677	$82,656	$496	$83,152

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of September 30, 2019 and December 31, 2018. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$370	$78	$292	$68	$224	$76	41.6%
Commercial real estate mortgage—owner-occupied	75	7	68	9	59	23	40.0
Commercial real estate construction—owner-occupied	16	1	15	3	12	5	37.5
Total commercial	461	86	375	80	295	104	41.2
Commercial investor real estate mortgage	9	—	9	—	9	2	22.2
Total investor real estate	9	—	9	—	9	2	22.2
Residential first mortgage	26	7	19	—	19	2	34.6
Home equity	6	1	5	—	5	—	16.7
Total consumer	32	8	24	—	24	2	31.3
	$502	$94	$408	$80	$328	$108	40.2%

	Accruing Impaired Loans As of September 30, 2019
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$82	$—	$82	$10	12.2%
Commercial real estate mortgage—owner-occupied	18	—	18	1	5.6
Total commercial	100	—	100	11	11.0
Commercial investor real estate mortgage	22	4	18	1	22.7
Commercial investor real estate construction	11	—	11	2	18.2
Total investor real estate	33	4	29	3	21.2
Residential first mortgage	206	8	198	20	13.6
Home equity	166	1	165	9	6.0
Consumer credit card	1	—	1	—	—
Other consumer	5	—	5	—	—
Total consumer	378	9	369	29	10.1
	$511	$13	$498	$43	11.0%

	Total Impaired Loans As of September 30, 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$452	$78	$374	$68	$306	$86	36.3%
Commercial real estate mortgage—owner-occupied	93	7	86	9	77	24	33.3
Commercial real estate construction—owner-occupied	16	1	15	3	12	5	37.5
Total commercial	561	86	475	80	395	115	35.8
Commercial investor real estate mortgage	31	4	27	—	27	3	22.6
Commercial investor real estate construction	11	—	11	—	11	2	18.2
Total investor real estate	42	4	38	—	38	5	21.4
Residential first mortgage	232	15	217	—	217	22	15.9
Home equity	172	2	170	—	170	9	6.4
Consumer credit card	1	—	1	—	1	—	—
Other consumer	5	—	5	—	5	—	—
Total consumer	410	17	393	—	393	31	11.7
	$1,013	$107	$906	$80	$826	$151	25.5%

	Non-accrual Impaired Loans As of December 31, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$384	$77	$307	$113	$194	$62	36.2%
Commercial real estate mortgage—owner-occupied	76	9	67	13	54	23	42.1
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	469	87	382	126	256	88	37.3
Commercial investor real estate mortgage	11	—	11	4	7	1	9.1
Total investor real estate	11	—	11	4	7	1	9.1
Residential first mortgage	31	8	23	—	23	2	32.3
Home equity	11	2	9	—	9	—	18.2
Total consumer	42	10	32	—	32	2	28.6
	$522	$97	$425	$130	$295	$91	36.0%

	Accruing Impaired Loans As of December 31, 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$84	$—	$84	$14	16.7%
Commercial real estate mortgage—owner-occupied	26	2	24	2	15.4
Total commercial	110	2	108	16	16.4
Commercial investor real estate mortgage	15	1	14	1	13.3
Total investor real estate	15	1	14	1	13.3
Residential first mortgage	194	9	185	18	13.9
Home equity	195	—	195	6	3.1
Consumer credit card	1	—	1	—	—
Other consumer	6	—	6	—	—
Total consumer	396	9	387	24	8.3
	$521	$12	$509	$41	10.2%

	Total Impaired Loans As of December 31, 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$468	$77	$391	$113	$278	$76	32.7%
Commercial real estate mortgage—owner-occupied	102	11	91	13	78	25	35.3
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	579	89	490	126	364	104	33.3
Commercial investor real estate mortgage	26	1	25	4	21	2	11.5
Total investor real estate	26	1	25	4	21	2	11.5
Residential first mortgage	225	17	208	—	208	20	16.4
Home equity	206	2	204	—	204	6	3.9
Consumer credit card	1	—	1	—	1	—	—
Other consumer	6	—	6	—	6	—	—
Total consumer	438	19	419	—	419	26	10.3
	$1,043	$109	$934	$130	$804	$132	23.1%
________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2019 and 2018. Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$382	$2	$471	$2	$407	$4	$507	$7
Commercial real estate mortgage—owner-occupied	84	—	120	1	86	1	141	6
Commercial real estate construction—owner-occupied	15	—	6	—	15	—	6	—
Total commercial	481	2	597	3	508	5	654	13
Commercial investor real estate mortgage	23	—	52	1	21	1	68	3
Commercial investor real estate construction	6	—	—	—	3	—	10	—
Total investor real estate	29	—	52	1	24	1	78	3
Residential first mortgage	215	3	210	2	213	6	237	6
Home equity	173	2	222	2	186	7	238	9
Consumer credit card	1	—	1	—	1	—	1	—
Other consumer	5	—	7	—	5	—	7	—
Total consumer	394	5	440	4	405	13	483	15
Total impaired loans	$904	$7	$1,089	$8	$937	$19	$1,215	$31

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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the nine months ended September 30, 2019 and 2018 totaled approximately $185 million and $330 million, respectively.

	Three Months Ended September 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	28	$72	$1
Commercial real estate mortgage—owner-occupied	9	4	—
Total commercial	37	76	1
Commercial investor real estate mortgage	4	1	—
Commercial investor real estate construction	5	9	1
Total investor real estate	9	10	1
Residential first mortgage	48	8	1
Home equity	17	1	—
Consumer credit card	8	—	—
Indirect—vehicles and other consumer	13	—	—
Total consumer	86	9	1
	132	$95	$3

	Three Months Ended September 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	27	$94	$1
Commercial real estate mortgage—owner-occupied	16	13	—
Total commercial	43	107	1
Commercial investor real estate mortgage	5	16	1
Total investor real estate	5	16	1
Residential first mortgage	43	11	1
Home equity	28	2	—
Consumer credit card	14	—	—
Indirect—vehicles and other consumer	22	1	—
Total consumer	107	14	1
	155	$137	$3

	Nine Months Ended September 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	77	$182	$2
Commercial real estate mortgage—owner-occupied	42	24	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	120	208	2
Commercial investor real estate mortgage	8	12	—
Commercial investor real estate construction	9	10	1
Total investor real estate	17	22	1
Residential first mortgage	116	26	3
Home equity	81	6	—
Consumer credit card	34	—	—
Indirect—vehicles and other consumer	62	1	—
Total consumer	293	33	3
	430	$263	$6

	Nine Months Ended September 30, 2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	82	$308	$4
Commercial real estate mortgage—owner-occupied	54	37	—
Total commercial	136	345	4
Commercial investor real estate mortgage	20	65	3
Total investor real estate	20	65	3
Residential first mortgage	141	25	3
Home equity	75	5	—
Consumer credit card	39	—	—
Indirect—vehicles and other consumer	55	1	—
Total consumer	310	31	3
	466	$441	$10

TDRs that defaulted during the three and nine months ended September 30, 2019 and 2018, and that were modified in the previous twelve months (i.e., the twelve months prior to default) were immaterial. At September 30, 2019, $4 million of commercial and investor real estate loans modified as TDRs during the three months ended September 30, 2019 were on non-accrual status.
At September 30, 2019, Regions had restructured binding unfunded commitments totaling $6 million where a concession was granted and the borrower was in financial difficulty.
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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In millions)
Carrying value, beginning of period	$337	$362	$418	$336
Additions	15	50	30	67
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(31)	6	(102)	38
Economic amortization associated with borrower repayments (1)	(14)	(12)	(39)	(35)
Carrying value, end of period	$307	$406	$307	$406
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.

On March 27, 2019, the Company sold $167 million of affordable housing residential mortgage loans and as part of the transaction kept the rights to service the loans, which resulted in a retained residential MSR of approximately $2 million.

On September 30, 2019, the Company purchased the rights to service approximately $409 million in residential mortgage loans for approximately $4 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2019	2018
	(Dollars in millions)
Unpaid principal balance	$35,132	$34,142
Weighted-average CPR (%)	14.6%	8.3%
Estimated impact on fair value of a 10% increase	$(19)	$(23)
Estimated impact on fair value of a 20% increase	$(34)	$(44)
Option-adjusted spread (basis points)	600	802
Estimated impact on fair value of a 10% increase	$(6)	$(13)
Estimated impact on fair value of a 20% increase	$(13)	$(26)
Weighted-average coupon interest rate	4.2%	4.1%
Weighted-average remaining maturity (months)	279	280
Weighted-average servicing fee (basis points)	27.3	27.3

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the residential MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative financial instruments and other hedging instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.
The following table presents servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In millions)
Servicing related fees and other ancillary income	$25	$24	$77	$70

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
As of September 30, 2019 and December 31, 2018, the DUS servicing portfolio was approximately $3.7 billion and $3.6 billion, respectively. The related commercial MSRs were approximately $56 million at both September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the commercial MSRs was approximately $61 million at September 30, 2019 and $59 million at December 31, 2018.
NOTE 5. LEASES
LESSEE
Regions' lease portfolio is primarily composed of property leases that are classified as either operating or finance leases with the majority classified as operating leases. Property leases, which primarily include office locations and retail branches, typically have original lease terms ranging from 1 year to 20 years, some of which may also include an option to extend the lease beyond the original lease term. In some circumstances, Regions may also have an option to terminate the lease early with advance notice. Regions includes renewal and termination options within the lease term if deemed reasonably certain of exercise. As most leases do not state an implicit rate, Regions utilizes the incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. Leases with a term of 12 months or less are not recorded on the balance sheet. Regions continues to recognize lease payments as an expense over the lease term as appropriate. The remainder of the lease portfolio is comprised of equipment leases that have remaining lease terms of 1 year to 4 years.
As of September 30, 2019, assets and liabilities recorded under operating leases for properties were $449 million and $523 million, respectively. The difference between the asset and liability balance is largely the result of lease liabilities that existed prior to the January 1, 2019 adoption of the new accounting guidance for leases. The asset is recorded within other assets and the lease liability is recorded within other liabilities on the consolidated balance sheet.
Lease expense is comprised of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Operating lease cost	$20	$61
Other information related to operating leases is as follows:

September 30, 2019
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate (%)	3.2%

Future, undiscounted minimum lease payments on operating leases are as follows:

September 30, 2019
(In millions)
2019 (excluding the nine months ended September 30, 2019)	$24
2020	93
2021	85
2022	77
2023	68
Thereafter	284
Total lease payments	$631
Less: Imputed interest	108
Total present value of lease liabilities	$523

LESSOR
Regions engages in both direct financing and sales-type leasing. Regions also has portfolios of leveraged and operating leases. These arrangements provide equipment financing for leased assets, such as vehicles and aircraft. At the commencement date, Regions (lessor) enters into an agreement with the customer (lessee) to lease the underlying equipment for a specified lease term. The lease agreements may provide customers the option to terminate the lease by buying the equipment at fair market value at the time of termination or at the end of the lease term. Regions' equipment finance asset management group performs due diligence procedures on the lease residual and overall equipment values as part of the origination process. Regions performs lease residual value reviews on an ongoing basis. In order to manage the residual value risk inherent in some of its direct financing leases, Regions purchases residual value insurance from an independent third party. The sales-type, direct financing and leveraged leases are recorded within loans and operating leases are recorded within other earning assets on the consolidated balance sheet.
The following tables present a summary of Regions' sales-type, direct financing, operating, and leveraged leases:

	Net Interest Income and Other Financing Income
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Sales-Type and Direct Financing	$8	$24
Operating	3	9
Leveraged	4	11
	$15	$44

	As of September 30, 2019
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Lease receivable	$1,067	$125	$182	$1,374
Unearned income	(225)	(31)	(116)	(372)
Guaranteed residual	43	—	—	43
Unguaranteed residual	164	216	147	527
Total net investment	$1,049	$310	$213	$1,572

The following table presents the minimum future payments due from customers for sales-type, direct financing, and operating leases:

	September 30, 2019
	Sales-Type and Direct Financing	Operating	Total
	(In millions)
2019 (excluding the nine months ended September 30, 2019)	$54	$11	$65
2020	173	42	215
2021	140	30	170
2022	119	18	137
2023	97	9	106
Thereafter	484	15	499
	$1,067	$125	$1,192

NOTE 6. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						September 30, 2019	December 31, 2018
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
Series C	4/30/2019	5/15/2029	5.700%	(2)	500	490	—
					$1,500	$1,310	$820
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
The Board of Directors declared $24 million in cash dividends on both Series A and Series B Preferred Stock during the first nine months of 2019 and 2018. In the third quarter of 2019, the Board of Directors declared the initial $8 million in cash dividends on Series C Preferred Stock. Therefore, a total of $56 million in cash dividends on total preferred stock was declared in the first nine months of 2019 compared to the total of $48 million in cash dividends on total preferred stock declared in the first nine months of 2018.
In the event Series A, Series B, or Series C preferred shares are redeemed at the liquidation amounts, $113 million, $67 million, or $10 million in excess of the redemption amount over the carrying amount will be recognized, respectively. Approximately $100 million of Series A preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $13 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $52 million of Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $15 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $10 million of Series C issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders.
COMMON STOCK
Regions was not required to participate in the 2019 CCAR; however, as required, the Company did submit its planned capital actions to the Federal Reserve for the third quarter of 2019 through the second quarter of 2020. During the second quarter of 2019, the Board authorized the repurchase of up to $1.37 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the second quarter of 2020. As of September 30, 2019, Regions had repurchased approximately 39.7 million shares of common stock at a total cost of approximately $589 million under this plan. All of these shares were retired upon repurchase and, therefore will not be included in treasury stock.
Prior to the new common stock repurchase plan, Regions had authorization to repurchase $2.031 billion in common shares. As of June 30, 2019, Regions had repurchased approximately 115.38 million shares of common stock, through open market purchases and a contractual repurchase agreement, at a total cost of $2.031 billion under this plan and concluded the plan during the second quarter of 2019.
Regions' Board declared a cash dividend for the third quarter of 2019 of $0.155 per common share and $0.14 per common share for both the first and second quarters of 2019, totaling $0.435 per common share for the first nine months of 2019. The Board declared a cash dividend for the third quarter of 2018 of $0.14 per share and $0.09 per common share for both the first and second quarters of 2018, totaling $0.32 per common share for the first nine months of 2018.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended September 30, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(24)	$108	$358	$(463)	$(21)
Net change	1	133	172	10	316
End of period	$(23)	$241	$530	$(453)	$295

	Three Months Ended September 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(30)	$(530)	$(197)	$(498)	$(1,255)
Net change	2	(102)	(44)	5	(139)
End of period	$(28)	$(632)	$(241)	$(493)	$(1,394)

	Nine Months Ended September 30, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(27)	$(397)	$(63)	$(477)	$(964)
Net change	4	638	593	24	1,259
End of period	$(23)	$241	$530	$(453)	$295

	Nine Months Ended September 30, 2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	5	(479)	(190)	19	(645)
End of period	$(28)	$(632)	$(241)	$(493)	$(1,394)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(2)	$(3)	Net interest income and other financing income
	1	1	Tax (expense) or benefit
	$(1)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$—	$(1)	Securities gains (losses), net
	—	—	Tax (expense) or benefit
	$—	$(1)	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$(7)	$—	Net interest income and other financing income
	2	—	Tax (expense) or benefit
	$(5)	$—	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements(2)	$(14)	$(8)	Total before tax
	3	2	Tax (expense) or benefit
	$(11)	$(6)	Net of tax

Total reclassifications for the period	$(17)	$(9)	Net of tax

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(5)	$(7)	Net interest income and other financing income
	1	2	Tax (expense) or benefit
	$(4)	$(5)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$(26)	$—	Securities gains (losses), net
	6	—	Tax (expense) or benefit
	$(20)	$—	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$(23)	$16	Net interest income and other financing income
	6	(4)	Tax (expense) or benefit
	$(17)	$12	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements(2)	$(33)	$(27)	Total before tax
	8	6	Tax (expense) or benefit
	$(25)	$(21)	Net of tax

Total reclassifications for the period	$(66)	$(14)	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in other non-interest expense on the consolidated statements of income (See Note 8 for additional details).

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$409	$370	$1,193	$1,162
Preferred stock dividends	(24)	(16)	(56)	(48)
Income from continuing operations available to common shareholders	385	354	1,137	1,114
Income from discontinued operations, net of tax	—	194	—	191
Net income available to common shareholders	$385	$548	$1,137	$1,305
Denominator:
Weighted-average common shares outstanding—basic	988	1,086	1,005	1,111
Potential common shares	3	9	5	10
Weighted-average common shares outstanding—diluted	991	1,095	1,010	1,121
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.39	$0.33	$1.13	$1.00
Diluted	0.39	0.32	1.13	0.99
Earnings per common share from discontinued operations(1)(2)(3):
Basic	$0.00	$0.18	$0.00	$0.17
Diluted	0.00	0.18	0.00	0.17
Earnings per common share(1):
Basic	$0.39	$0.50	$1.13	$1.18
Diluted	0.39	0.50	1.13	1.16
_________

(1)	Certain per share amounts may not appear to reconcile due to rounding.

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

The effects from the assumed exercise of 8 million and 7 million stock options, restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2019 respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effects from the assumed exercise of 5 million and 6 million stock options, restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2018, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended September 30
	2019	2018	2019	2018	2019	2018
	(In millions)
Service cost	$6	$7	$1	$—	$7	$7
Interest cost	19	18	1	2	20	20
Expected return on plan assets	(34)	(38)	—	—	(34)	(38)
Amortization of actuarial loss	10	7	2	1	12	8
Settlement charge	—	—	2	—	2	—
Net periodic pension cost (credit)	$1	$(6)	$6	$3	$7	$(3)

	Qualified Plans		Non-qualified Plans		Total
	Nine Months Ended September 30
	2019	2018	2019	2018	2019	2018
	(In millions)
Service cost	$21	$26	$3	$2	$24	$28
Interest cost	57	53	4	4	61	57
Expected return on plan assets	(103)	(115)	—	—	(103)	(115)
Amortization of actuarial loss	27	23	4	4	31	27
Settlement charge	—	—	2	—	2	—
Net periodic pension cost (credit)	$2	$(13)	$13	$10	$15	$(3)

The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first nine months of 2019.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2019 or 2018.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,682			$3,231
Derivatives in cash flow hedging relationships:
Interest rate swaps	12,750			8,750
Interest rate floors (2)	6,750	$279		3,250	$72
Total derivatives designated as hedging instruments	$23,182	$279		$15,231	$72
Derivatives not designated as hedging instruments:
Interest rate swaps	$67,054	$506	$165	$49,737	$193	$237
Interest rate options	8,118	26	10	7,178	29	20
Interest rate futures and forward commitments	36,319	8	17	7,961	4	9
Other contracts	8,769	53	70	7,287	72	74
Total derivatives not designated as hedging instruments	$120,260	$593	$262	$72,163	$298	$340
Total derivatives	$143,442	$872	$262	$87,394	$370	$340

Total gross derivative instruments, before netting		$872	$262		$370	$340
Less: Legally enforceable master netting agreements		102	102		108	108
Less: Cash collateral received/posted		314	104		135	71
Total gross derivative instruments, after netting (3)		$456	$56		$127	$161
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)	Estimated fair value includes premium and change in fair value of the interest rate floors.

(3)
The gain amounts,which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of both September 30, 2019 and December 31, 2018, financial instruments posted of $24 million were not offset in the consolidated balance sheets.

Subsequent to September 30, 2019 the Company entered into approximately $2.5 billion of notional value forward starting cash flow hedging relationships.
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

Regions recognized an unrealized after-tax gain of $60 million and $55 million in accumulated other comprehensive income (loss) at September 30, 2019 and 2018, respectively, related to discontinued cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2025. Regions recognized pre-tax income of $3 million and $10 million during the three months ended September 30, 2019 and 2018, respectively, and pre-tax income of $11 million and $39 million during the nine months ended September 30, 2019 and 2018, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify into earnings approximately $41 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $9 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of September 30, 2019, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended September 30, 2019
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$160	$970	$83

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(4)
Recognized on derivatives	(1)	—	15
Recognized on hedged items	1	—	(15)
Income (expense) recognized on fair value hedges	$—	$—	$(4)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(7)	$—
Income (expense) recognized on cash flow hedges	$—	$(7)	$—

	Three Months Ended September 30, 2018
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$155	$919	$84

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(5)
Recognized on derivatives	—	—	(6)
Recognized on hedged items	—	—	5
Income (expense) recognized on fair value hedges	$—	$—	$(6)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$—	$—
Income (expense) recognized on cash flow hedges	$—	$—	$—

	Nine Months Ended September 30, 2019
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$488	$2,943	$281

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(15)
Recognized on derivatives	(3)	—	105
Recognized on hedged items	3	—	(105)
Income (expense) recognized on fair value hedges	$—	$—	$(15)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(23)	$—
Income (expense) recognized on cash flow hedges	$—	$(23)	$—

	Nine Months Ended September 30, 2018
	Interest Income		Interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$465	$2,651	$229

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$(10)
Recognized on derivatives	5	—	(47)
Recognized on hedged items	(5)	—	45
Income (expense) recognized on fair value hedges	$(1)	$—	$(12)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$16	$—
Income (expense) recognized on cash flow hedges	$—	$16	$—
_____

(1)	See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2019
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$36	$2	$312	$1
Long-term borrowings	(3,706)	(55)	—	—

	December 31, 2018
	Hedged Items Currently Designated		Hedged Items No Longer Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale	$85	$—	$604	$4
Long-term borrowings	(3,103)	50	—	—

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2019 and December 31, 2018, Regions had $478 million and $191 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2019 and December 31, 2018, Regions had $845 million and $429 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2019 and December 31, 2018, the total notional amount related to these contracts was $5.4 billion and $5.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2019	2018	2019	2018
	(In millions)
Capital markets income:
Interest rate swaps	$2	$5	$(1)	$17
Interest rate options	10	6	17	19
Interest rate futures and forward commitments	1	1	6	3
Other contracts	—	—	(1)	4
Total capital markets income	13	12	21	43
Mortgage income:
Interest rate swaps	44	(9)	98	(33)
Interest rate options	(2)	(4)	2	(1)
Interest rate futures and forward commitments	8	4	7	—
Total mortgage income	50	(9)	107	(34)
	$63	$3	$128	$9

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
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2019 was approximately $587 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2019 and 2018 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2019 and December 31, 2018, were $58 million and $45 million, respectively, for which Regions had posted collateral of $58 million and $43 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$182	$—	$—	$182	$280	$—	$—	$280
Federal agency securities	—	45	—	45	—	43	—	43
Mortgage-backed securities (MBS):
Residential agency	—	15,731	—	15,731	—	16,624	—	16,624
Residential non-agency	—	—	2	2	—	—	2	2
Commercial agency	—	4,895	—	4,895	—	3,835	—	3,835
Commercial non-agency	—	663	—	663	—	760	—	760
Corporate and other debt securities	—	1,467	1	1,468	—	1,182	3	1,185
Total debt securities available for sale	$182	$22,801	$3	$22,986	$280	$22,444	$5	$22,729
Loans held for sale	$—	$488	$9	$497	$—	$251	$—	$251
Marketable equity securities	$514	$—	$—	$514	$429	$—	$—	$429
Residential mortgage servicing rights	$—	$—	$307	$307	$—	$—	$418	$418
Derivative assets:
Interest rate swaps	$—	$506	$—	$506	$—	$193	$—	$193
Interest rate options	—	293	12	305	—	96	5	101
Interest rate futures and forward commitments	—	8	—	8	—	4	—	4
Other contracts	1	51	1	53	2	70	—	72
Total derivative assets	$1	$858	$13	$872	$2	$363	$5	$370
Derivative liabilities:
Interest rate swaps	$—	$165	$—	$165	$—	$237	$—	$237
Interest rate options	—	10	—	10	—	20	—	20
Interest rate futures and forward commitments	—	17	—	17	—	9	—	9
Other contracts	1	62	7	70	2	69	3	74
Total derivative liabilities	$1	$254	$7	$262	$2	$335	$3	$340
Non-recurring fair value measurements
Loans held for sale	$—	$—	$8	$8	$—	$—	$10	$10
Foreclosed property and other real estate	—	22	1	23	—	16	3	19
Equity investments without a readily determinable fair value	—	—	32	32	—	—	27	27

_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.

The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at September 30, 2019 and 2018 are not material.

	Three Months Ended September 30, 2019

	Opening Balance July 1, 2019	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2019
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$337	(45)	(1)	—	15	—	—	—	—	—	$307

	Three Months Ended September 30, 2018

	Opening Balance July 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$362	(6)	(1)	—	50	—	—	—	—	—	$406

	Nine Months Ended September 30, 2019
	Opening Balance January 1, 2019	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2019
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$418	(141)	(1)	—	30	—	—	—	—	—	$307

	Nine Months Ended September 30, 2018
	Opening Balance January 1, 2018	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2018
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	3	(1)	—	67	—	—	—	—	—	$406
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In millions)
Loans held for sale	$(3)	$(4)	$(9)	$(10)
Foreclosed property and other real estate	(2)	(3)	(41)	(13)
Equity investments without a readily determinable fair value	7	5	1	13

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2019, and December 31, 2018. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2019, and December 31, 2018, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2019
	Level 3 Estimated Fair Value at September 30, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$307	Discounted cash flow	Weighted-average CPR (%)	8.0% - 31.3% (14.6%)
			OAS (%)	5.2% - 9.2% (6.0%)
_________
(1) See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2018
	Level 3 Estimated Fair Value at December 31, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$418	Discounted cash flow	Weighted-average CPR (%)	4.4% - 42.6% (9.0%)
			OAS (%)	5.7% - 15.0% (7.6%)
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2019			December 31, 2018
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$497	$483	$14	$251	$242	$9
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2019 and 2018. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Net gains (losses) resulting from changes in fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In millions)
Mortgage loans held for sale, at fair value	$(1)	$(4)	$4	$(4)

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2019 are as follows:

	September 30, 2019
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,067	$5,067	$5,067	$—	$—
Debt securities held to maturity	1,375	1,424	—	1,424	—
Debt securities available for sale	22,986	22,986	182	22,801	3
Loans held for sale	548	548	—	515	33
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	80,655	80,422	—	—	80,422
Other earning assets(4)	1,450	1,450	514	936	—
Derivative assets	872	872	1	858	13
Financial liabilities:
Derivative liabilities	262	262	1	254	7
Deposits	94,305	94,360	—	94,360	—
Short-term borrowings	5,401	5,401	—	5,401	—
Long-term borrowings	9,128	9,499	—	7,960	1,539
Loan commitments and letters of credit	71	506	—	—	506

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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at September 30, 2019 was $233 million or 0.3 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.3 billion at September 30, 2019.

(4)	Excluded from this table is the operating lease carrying amount of $310 million at September 30, 2019.

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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount on the loan portfolio's net carrying amount at December 31, 2018 was $1.7 billion or 2.1 percent.

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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$359	$586	$45	$(53)	$937	$—	$937
Provision (credit) for loan losses	47	85	4	(28)	108	—	108
Non-interest income	126	324	85	23	558	—	558
Non-interest expense	228	525	87	31	871	—	871
Income (loss) before income taxes	210	300	39	(33)	516	—	516
Income tax expense (benefit)	53	75	10	(31)	107	—	107
Net income (loss)	$157	$225	$29	$(2)	$409	$—	$409
Average assets	$53,798	$34,931	$2,191	$33,743	$124,663	$—	$124,663

	Three Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$345	$560	$49	$(12)	$942	$1	$943
Provision (credit) for loan losses	43	80	4	(43)	84	—	84
Non-interest income	137	287	80	15	519	280	799
Non-interest expense	225	518	84	95	922	7	929
Income (loss) before income taxes	214	249	41	(49)	455	274	729
Income tax expense (benefit)	53	62	10	(40)	85	80	165
Net income (loss)	$161	$187	$31	$(9)	$370	$194	$564
Average assets	$51,694	$35,142	$2,257	$34,433	$123,526	$—	$123,526

	Nine Months Ended September 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,077	$1,748	$136	$(134)	$2,827	$—	$2,827
Provision (credit) for loan losses	133	251	12	(105)	291	—	291
Non-interest income	391	898	245	20	1,554	—	1,554
Non-interest expense	693	1,561	262	76	2,592	—	2,592
Income (loss) before income taxes	642	834	107	(85)	1,498	—	1,498
Income tax expense (benefit)	161	209	27	(92)	305	—	305
Net income (loss)	$481	$625	$80	$7	$1,193	$—	$1,193
Average assets	$53,975	$35,137	$2,191	$34,134	$125,437	$—	$125,437

	Nine Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,019	$1,643	$146	$(31)	$2,777	$1	$2,778
Provision (credit) for loan losses	132	233	12	(243)	134	—	134
Non-interest income	417	852	236	33	1,538	349	1,887
Non-interest expense	685	1,551	260	221	2,717	79	2,796
Income (loss) before income taxes	619	711	110	24	1,464	271	1,735
Income tax expense (benefit)	155	178	28	(59)	302	80	382
Net income (loss)	$464	$533	$82	$83	$1,162	$191	$1,353
Average assets	$51,271	$34,985	$2,311	$34,651	$123,218	$109	$123,327
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2019	December 31, 2018
	(In millions)
Unused commitments to extend credit	$52,622	$51,406
Standby letters of credit	1,500	1,428
Commercial letters of credit	69	44
Liabilities associated with standby letters of credit	23	28
Assets associated with standby letters of credit	25	29
Reserve for unfunded credit commitments	48	51

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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of September 30, 2019, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 3 in the Annual Report on Form 10-K for the year ended December 31, 2018, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of September 30, 2019, the carrying value and fair value of the indemnification obligation were immaterial.

FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third for the majority of its DUS servicing portfolio. At September 30, 2019 and December 31, 2018, the Company's DUS servicing portfolio totaled approximately $3.7 billion and $3.6 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.2 billion at both September 30, 2019 and December 31, 2018. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million at September 30, 2019 and $4 million at December 31, 2018. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018, for additional information.

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
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated.

	Three Months Ended September 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$38	$146	$1	$(1)	$2	$186	$—
Card and ATM fees	13	108	—	(1)	(6)	114	—
Investment management and trust fee income	—	—	63	—	—	63	—
Capital markets income	13	—	—	—	23	36	—
Mortgage income	—	—	—	—	56	56	—
Investment services fee income	—	—	20	—	—	20	—
Commercial credit fee income	—	—	—	—	19	19	—
Bank-owned life insurance	—	—	—	—	18	18	—
Securities gains (losses), net	—	—	—	—	—	—	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	—	—	—
Market value adjustments on employee benefit assets - other	—	—	—	—	7	7	—
Other miscellaneous income	6	13	1	2	17	39	—
	$70	$267	$85	$—	$136	$558	$—

	Three Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$36	$142	$1	$(2)	$2	$179	$—
Card and ATM fees	13	102	—	1	(5)	111	—
Investment management and trust fee income	—	—	59	—	—	59	—
Capital markets income	15	—	—	—	30	45	—
Mortgage income	—	—	—	—	32	32	—
Investment services fee income	—	—	18	—	—	18	—
Commercial credit fee income	—	—	—	—	18	18	—
Bank-owned life insurance	—	—	—	—	18	18	—
Securities gains (losses), net	—	—	—	—	—	—	(1)
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	2	2	—
Market value adjustments on employee benefit assets - other	—	—	—	—	5	5	—
Insurance commissions and fees	—	—	1	1	—	2	—
Gain on sale of business	—	—	—	—	—	—	$281
Other miscellaneous income	4	11	1	(1)	15	30	—
	$68	$255	$80	$(1)	$117	$519	$280

	Nine Months Ended September 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$116	$419	$2	$—	$5	$542	$—
Card and ATM fees	44	315	—	—	(16)	343	—
Investment management and trust fee income	—	—	179	—	—	179	—
Capital markets income	51	—	—	—	66	117	—
Mortgage income	—	—	—	—	114	114	—
Investment services fee income	—	—	59	—	—	59	—
Commercial credit fee income	—	—	—	—	55	55	—
Bank-owned life insurance	—	—	—	—	60	60	—
Securities gains (losses), net	—	—	—	—	(26)	(26)	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	5	5	—
Market value adjustments on employee benefit assets - other	—	—	—	—	4	4	—
Other miscellaneous income	13	46	3	(2)	42	102	—
	$224	$780	$243	$(2)	$309	$1,554	$—

	Nine Months Ended September 30, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$109	$408	$3	$(1)	$6	$525	$—
Card and ATM fees	39	300	—	1	(13)	327	—
Investment management and trust fee income	—	—	175	—	—	175	—
Capital markets income	59	—	—	—	93	152	—
Mortgage income	—	—	—	—	107	107	—
Investment services fee income	—	—	54	—	—	54	—
Commercial credit fee income	—	—	—	—	52	52	—
Bank-owned life insurance	—	—	—	—	53	53	—
Securities gains (losses), net	—	—	—	—	1	1	(1)
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	1	1	—
Market value adjustments on employee benefit assets - other	—	—	—	—	3	3	—
Insurance commissions and fees	—	—	1	2	—	3	69
Gain on sale of business	—	—	—	—	—	—	281
Other miscellaneous income	13	32	3	(1)	38	85	—
	$220	$740	$236	$1	$341	$1,538	$349
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
ASU 2019-07, Codification Improvements in Response to the SEC's Disclosure Update and Simplification Initiative
This ASU incorporates the SEC's final rules on Disclosure Update and Simplification and Investment Company Reporting Modernization. In 2018, the SEC issued Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that had become redundant, outdated or superseded.
		July 19, 2019 Effective upon issuance.	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
January 1, 2020 Early adoption is permitted.
Regions’ cross-functional implementation team, which is co-led by Finance and Risk Management, has developed a project plan that results in running a CECL parallel production during 2019 and the adoption of the standard in the first quarter of 2020. Key project implementation activities for the remainder of 2019 include continued challenge of CECL assumptions and estimated results; continued development of supporting analytics; production and reporting efficiencies; completion of documentation, policies and disclosures; and end-to-end process and control testing.
The project implementation plan establishes a parallel processing timeline which began with a limited parallel run in the first quarter of 2019. Parallel runs will continue to be enhanced throughout the year. The third quarter (using data and assumptions as of June 30, 2019) parallel run included enhanced analytics, the qualitative framework and a parallel governance/decisioning process. A suite of controls including governance, data, forecast and model controls is in place to support the parallel process; however, controls will continue to be refined over the remainder of 2019.
Regions provides updates to senior management and to the Audit Committee and Risk Committee of the Board of Directors. These communications provide an update on the status of the implementation as discussed above.
Regions expects that the September 30, 2019 allowance for credit losses of $917 million may increase by approximately $500 million to $600 million upon adoption. This estimate is based on loan exposure balances and Regions' internally developed macroeconomic forecast as of June 30, 2019, which provides for a relatively stable macroeconomic environment over a two year reasonable and supportable forecast period. After the forecast period, the Company reverts to longer term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life.
The estimated increase in the allowance at adoption is primarily the result of significant increases within residential first mortgage, home equity lending, consumer credit card and indirect-other consumer loan classes. Residential first mortgage and home equity lending products are impacted by having the longest time to maturity. Additionally, home equity lines of credit have the majority of future principal payment resets not beginning until 2023 and beyond with approximately 48% of the portfolio in a second lien position. Both consumer credit card and a significant portion of indirect-other consumer point of sale lending through third parties are unsecured. Regions' credit card accounts are primarily revolving, as opposed to accounts in which customers pay off their balances monthly.
The disclosed estimate is subject to change based on continuous review and challenge of the models, resulting analytics, assumptions, methodologies and judgments. The impact at adoption will also be influenced by the loan portfolio composition and quality at the adoption date, as well as, macroeconomic conditions and forecasts at that time.
The impact will be reflected as an adjustment to beginning retained earnings, net of income taxes, at adoption. Federal banking regulatory agencies have provided relief for an initial capital decrease at adoption by allowing the impact to be phased-in, such that 25% of the transitional amounts are phased-in with the impact of adoption completely recognized by the beginning of the fourth year. The adoption of CECL in 2020 will also impact Regions ongoing earnings, perhaps materially, due in part to changes in the macroeconomic forecast.

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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2018, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 "Basis of Presentation" and Note 14 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2019 compared to December 31, 2018.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2019, Regions operated 1,425 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder split between Discontinued Operations and Other. See Note 11 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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

THIRD QUARTER OVERVIEW
Regions reported net income available to common shareholders of $385 million, or $0.39 per diluted share, in the third quarter of 2019 compared to $548 million, or $0.50 per diluted share, in the third quarter of 2018. Net income available to common shareholders from continuing operations was $385 million, or $0.39 per diluted share, in the third quarter of 2019 compared to $354 million, or $0.32 per diluted share, in the third quarter of 2018. The primary driver of the decrease in net income from the prior year period was the $196 million after-tax gain from the sale of the Regions Insurance Group, which was reflected in discontinued operations in the third quarter of 2018. The primary drivers of the increase in results from continuing operations from the prior year period were higher non-interest income and lower non-interest expense, which were partially offset by increases in the provision for loan losses and income taxes. The increase in earnings per share from continuing operations was also driven by lower share repurchases period over period.
For the third quarter of 2019, net interest income and other financing income (taxable-equivalent basis) totaled $950 million, down $6 million compared to the third quarter of 2018. The net interest margin (taxable-equivalent basis) was 3.44 percent for the third quarter of 2019 and 3.47 percent in the third quarter of 2018. Net interest income and other financing income and net interest margin were negatively impacted by higher funding costs. This was mostly offset by the impact of higher short-term market interest rates, benefits from securities repositioning, higher average loan balances and favorable loan remixing.
The provision for loan losses totaled $108 million in the third quarter of 2019 compared to $84 million during the third quarter of 2018. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Net charge-offs totaled $92 million, or an annualized 0.44 percent of average loans, in the third quarter of 2019, compared to $82 million, or an annualized 0.40 percent for the third quarter of 2018. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance for loan losses was 1.05 percent of total loans, net of unearned income at September 30, 2019 compared to 1.01 percent at December 31, 2018. The allowance for loan losses was 188 percent of total non-performing loans at September 30, 2019 compared to 169 percent at December 31, 2018. Total non-performing loans decreased to 0.56 percent of total loans, net of unearned income, at September 30, 2019, compared to 0.60 percent at December 31, 2018.
Non-interest income from continuing operations was $558 million for the third quarter of 2019, a $39 million increase from the third quarter of 2018. The increase was primarily driven by increased service charges on deposit accounts, mortgage income and other non-interest income, partially offset by a decrease in capital markets income. See Table 21 "Non-Interest Income from Continuing Operations" for more detail.
Total non-interest expense from continuing operations was $871 million in the third quarter of 2019, a $51 million decrease from the third quarter of 2018. The decrease was primarily driven by lower other miscellaneous expenses, FDIC insurance assessments, and professional and legal fees, partially offset by an increase in salaries and employee benefits, and Visa Class B shares expense. See Table 22 "Non-Interest Expense from Continuing Operations" for more detail.
Income tax expense from continuing operations for the three months ended September 30, 2019 was $107 million compared to $85 million for the same period in 2018. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Expectations

2019 Expectations
Category	Expectation
Full year adjusted average loan growth	Low to mid-single digits
Full year adjusted total revenue growth	Approximately 2 percent (1)
Full year adjusted non-interest expense	Relatively stable (2)
Net charge-offs / average loans	40-50 basis points
Effective tax rate	20%-21%(3)
Expect to generate positive adjusted operating leverage.
________

(1)	Revised from previous expectation of lower end of 2%-4%.

(2)	Revised from previous expectation of stable to down slightly.

(3)	Revised from previous expectation of 20%-22%.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $1.5 billion from year-end 2018 to September 30, 2019, due primarily to an increase in cash on deposit with the FRB, as the result of normal day-to-day operating variations.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1— Debt Securities

	September 30, 2019	December 31, 2018
	(In millions)
U.S. Treasury securities	$182	$280
Federal agency securities	45	43
Mortgage-backed securities:
Residential agency	16,479	17,475
Residential non-agency	2	2
Commercial agency	5,522	4,466
Commercial non-agency	663	760
Corporate and other debt securities	1,468	1,185
	$24,361	$24,211
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
During the third quarter of 2019, the Company continued to execute its securities portfolio optimization strategy which included repositioning agency MBS into prepayment protected securities, primarily agency commercial MBS in an effort reduce future net interest income and other financing income variability to the long end of the yield curve. The portfolio was reduced on an amortized cost basis; however, changes in the market rate environment have increased the fair value of the portfolio to a level that is greater than the value at December 31, 2018.

LOANS HELD FOR SALE
Loans held for sale totaled $548 million at September 30, 2019, consisting of $488 million of residential real estate mortgage loans, $52 million of commercial mortgage and other loans, and $8 million of non-performing loans. At December 31, 2018, loans held for sale totaled $304 million, consisting of $256 million of residential real estate mortgage loans, $38 million of commercial mortgage and other loans, and $10 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at September 30, 2019. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2019	December 31, 2018
	(In millions, net of unearned income)
Commercial and industrial	$40,179	$39,282
Commercial real estate mortgage—owner-occupied	5,532	5,549
Commercial real estate construction—owner-occupied	365	384
Total commercial	46,076	45,215
Commercial investor real estate mortgage	4,769	4,650
Commercial investor real estate construction	1,475	1,786
Total investor real estate	6,244	6,436
Residential first mortgage	14,397	14,276
Home equity	8,597	9,257
Indirect—vehicles	2,095	3,053
Indirect—other consumer	2,821	2,349
Consumer credit card	1,322	1,345
Other consumer	1,234	1,221
Total consumer	30,466	31,501
	$82,786	$83,152
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $897 million since year-end 2018. The increase was broad-based across industry sectors and geographic markets, driven primarily by increases in line utilization, expansion of existing customer relationships and the addition of new relationships. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flows generated by business operations. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Selected Industry Exposure

	September 30, 2019
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,344	$931	$2,275
Agriculture	513	211	724
Educational services	2,743	501	3,244
Energy	2,286	2,460	4,746
Financial services	4,161	4,060	8,221
Government and public sector	2,807	498	3,305
Healthcare	3,783	1,909	5,692
Information	1,583	919	2,502
Manufacturing	4,405	3,903	8,308
Professional, scientific and technical services	1,803	1,356	3,159
Real estate	6,849	6,884	13,733
Religious, leisure, personal and non-profit services	1,716	770	2,486
Restaurant, accommodation and lodging	1,862	470	2,332
Retail trade	2,566	1,830	4,396
Transportation and warehousing	1,965	1,146	3,111
Utilities	1,895	2,382	4,277
Wholesale goods	3,431	2,579	6,010
Other (1)	364	2,701	3,065
Total commercial	$46,076	$35,510	$81,586

	December 31, 2018 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,353	$882	$2,235
Agriculture	550	235	785
Educational services	2,500	606	3,106
Energy	2,275	2,408	4,683
Financial services	4,063	3,670	7,733
Government and public sector	2,826	506	3,332
Healthcare	3,854	1,869	5,723
Information	1,446	1,002	2,448
Manufacturing	4,543	4,061	8,604
Professional, scientific and technical services	1,730	1,434	3,164
Real estate	6,696	6,567	13,263
Religious, leisure, personal and non-profit services	1,735	766	2,501
Restaurant, accommodation and lodging	2,071	590	2,661
Retail trade	2,362	2,267	4,629
Transportation and warehousing	1,869	974	2,843
Utilities	1,729	2,287	4,016
Wholesale goods	3,356	2,549	5,905
Other (1)	257	2,458	2,715
Total commercial	$45,215	$35,131	$80,346
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $192 million in comparison to 2018 year-end balances. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $121 million in comparison to 2018 year-end balances. During the first quarter 2019, $167 million of affordable housing residential mortgage loans were sold, which generated an $8 million pre-tax gain. Approximately $2.2 billion in new loan originations were retained on the balance sheet through the first nine months of 2019.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio decreased by $660 million in comparison to 2018 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2019. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2019	$28	0.52%	$27	0.49%	$55
2020	86	1.58	62	1.15	148
2021	108	2.00	98	1.80	206
2022	118	2.17	116	2.15	234
2023	152	2.79	132	2.44	284
2024-2028	2,130	39.23	1,991	36.65	4,121
2029-2033	213	3.91	167	3.08	380
Thereafter	1	0.02	1	0.02	2
Total	$2,836	52.22%	$2,594	47.78%	$5,430
Of the $8.6 billion home equity portfolio at September 30, 2019, approximately $5.4 billion were home equity lines of credit and $3.2 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, home equity lines of credit had a 20-year repayment term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
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
Table 5—Estimated Current Loan to Value Ranges

	September 30, 2019			December 31, 2018
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$36	$17	$24	$64	$28	$52
80% - 100%	2,031	125	241	1,720	168	346
Below 80%	12,060	5,501	2,526	12,117	5,852	2,627
Data not available	270	60	103	375	66	118
	$14,397	$5,703	$2,894	$14,276	$6,114	$3,143
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $958 million from year-end 2018. The decrease is due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business due to competition-based margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio class increased $472 million from year-end 2018, primarily due to continued growth in existing arrangements with third parties. The Company has decided to exit a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $23 million from year-end 2018.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $13 million from year-end 2018.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both September 30, 2019 and December 31, 2018.

Table 6—Estimated Current FICO Score Ranges

	September 30, 2019
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$702	$243	$129	$215	$69	$100	$67
620-680	740	396	218	218	249	230	148
681-720	1,249	635	337	249	498	282	227
Above 720	11,384	4,307	2,163	1,371	1,874	702	719
Data not available	322	122	47	42	131	8	73
	$14,397	$5,703	$2,894	$2,095	$2,821	$1,322	$1,234

	December 31, 2018
	Residential First Mortgage	Home Equity		Indirect—Vehicles	Indirect—Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$700	$239	$142	$272	$56	$98	$69
620-680	747	429	259	332	212	229	148
681-720	1,270	708	376	384	405	288	223
Above 720	11,104	4,610	2,316	1,992	1,474	721	704
Data not available	455	128	50	73	202	9	77
	$14,276	$6,114	$3,143	$3,053	$2,349	$1,345	$1,221
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
The allowance for loan losses totaled $869 million at September 30, 2019 as compared to $840 million at December 31, 2018. The allowance for loan losses as a percentage of net loans was 1.05% at September 30, 2019 compared to 1.01% at December 31, 2018.
The provision for loan losses increased by $157 million for the first nine months of 2019 as compared to the same period in 2018. During the first nine months of 2018, lower than anticipated losses associated with certain 2017 hurricanes resulted in the release of the Company's $40 million hurricane-specific loan loss allowance, and the sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans resulted in a $16 million net reduction to the provision for loan losses. Both of these factors, combined with broad-based improved credit metrics, resulted in a lower provision for loan losses for the first nine months of 2018. Contributing to the increase in the provision for loan losses during 2019 were higher loan balances, higher net charge-offs, and increases in classified loans during the first nine months of 2019. The provision for loan losses for the first nine months of 2019 was $29 million greater than net charge-offs. Net charge-offs for the first nine months of 2019 were $34 million higher compared to the same period in 2018.
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

Table 7—Allowance for Credit Losses

	Nine Months Ended September 30
	2019	2018
	(Dollars in millions)
Allowance for loan losses at beginning of year	$840	$934
Loans charged-off:
Commercial and industrial	105	91
Commercial real estate mortgage—owner-occupied	8	14
Commercial investor real estate mortgage	—	9
Commercial investor real estate construction	—	—
Residential first mortgage	4	12
Home equity	17	21
Indirect—vehicles	22	29
Indirect—other consumer	54	33
Consumer credit card	51	45
Other consumer	68	60
	329	314
Recoveries of loans previously charged-off:
Commercial and industrial	19	28
Commercial real estate mortgage—owner-occupied	5	6
Commercial investor real estate mortgage	1	4
Commercial investor real estate construction	1	2
Residential first mortgage	3	5
Home equity	12	13
Indirect—vehicles	9	12
Indirect—other consumer	—	—
Consumer credit card	7	6
Other consumer	10	10
	67	86
Net charge-offs:
Commercial and industrial	86	63
Commercial real estate mortgage—owner-occupied	3	8
Commercial investor real estate mortgage	(1)	5
Commercial investor real estate construction	(1)	(2)
Residential first mortgage	1	7
Home equity	5	8
Indirect—vehicles	13	17
Indirect—other consumer	54	33
Consumer credit card	44	39
Other consumer	58	50
	262	228
Provision (credit) for loan losses	291	134
Allowance for loan losses at September 30	$869	$840
Reserve for unfunded credit commitments at beginning of year	$51	$53
Provision (credit) for unfunded credit losses	(3)	(3)
Reserve for unfunded credit commitments at September 30	$48	$50
Allowance for credit losses at September 30	$917	$890
Loans, net of unearned income, outstanding at end of period	$82,786	$81,821
Average loans, net of unearned income, outstanding for the period	$83,536	$80,294
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.05%	1.03%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	188%	156%
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.42%	0.38%

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
Table 8—Troubled Debt Restructurings

	September 30, 2019		December 31, 2018
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$99	$11	$108	$17
Investor real estate	30	4	14	1
Residential first mortgage	182	19	170	16
Home equity	161	8	189	6
Consumer credit card	1	—	1	—
Other consumer	5	—	6	—
	478	42	488	40
Non-accrual status or 90 days past due and still accruing:
Commercial	130	16	183	18
Investor real estate	5	1	5	—
Residential first mortgage	35	4	38	4
Home equity	9	—	15	—
	179	21	241	22
Total TDRs - Loans	$657	$63	$729	$62

TDRs - Held For Sale	4	—	5	—
Total TDRs	$661	$63	$734	$62
_________
Note: All loans listed in the table above are considered impaired under applicable accounting literature.
The following table provides an analysis of the changes in commercial and investor real estate TDRs. TDRs with subsequent restructurings that meet the definition of a TDR are only reported as TDR additions in the period they were first modified. Other than resolutions such as charge-offs, foreclosures, payments, sales and transfers to held for sale, Regions may remove loans from TDR classification if the following conditions are met: the borrower's financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, the loan has not been restructured as an "A" note/"B" note, the loan has been reported as a TDR over one fiscal year-end and the loan is subsequently refinanced or restructured at market terms such that it qualifies as a new loan.
For the consumer portfolio, changes in TDRs are primarily due to additions from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP, as detailed in Note 3 “Loans and the Allowance for Credit Losses” to the consolidated financial statements, Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.

Table 9—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$291	$19	$347	$91
Additions	147	11	329	59
Charge-offs	(26)	—	(35)	—
Other Activity, inclusive of payments and removals (1)	(183)	5	(276)	(101)
Balance, end of period	$229	$35	$365	$49
_________
(1) The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $4 million of commercial loans and $1 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2019. During the nine months ended September 30, 2018, $30 million of commercial loans and $5 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 10—Non-Performing Assets

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$292	$307
Commercial real estate mortgage—owner-occupied	68	67
Commercial real estate construction—owner-occupied	15	8
Total commercial	375	382
Commercial investor real estate mortgage	9	11
Total investor real estate	9	11
Residential first mortgage	29	40
Home equity	49	63
Total consumer	78	103
Total non-performing loans, excluding loans held for sale	462	496
Non-performing loans held for sale	8	10
Total non-performing loans(1)	470	506
Foreclosed properties	59	52
Non-marketable investments received in foreclosure	5	8
Total non-performing assets(1)	$534	$566
Accruing loans 90 days past due:
Commercial and industrial	$10	$8
Commercial real estate mortgage—owner-occupied	2	—
Total commercial	12	8
Residential first mortgage(2)	62	66
Home equity	41	34
Indirect—vehicles	7	9
Indirect—other consumer	3	1
Consumer credit card	19	20
Other consumer	5	5
Total consumer	137	135
	$149	$143
Restructured loans not included in the categories above	$478	$488
Non-performing loans(1) to loans and non-performing loans held for sale	0.57%	0.61%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.65%	0.68%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $66 million at September 30, 2019 and $84 million at December 31, 2018.

Non-performing loans at September 30, 2019 have decreased compared to year-end levels. Total commercial and investor real estate non-performing loans, excluding loans held for sale, that were paying as agreed (e.g., less than 30 days past due) represented approximately 63 percent of the total balance at September 30, 2019.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
Total loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $149 million at September 30, 2019, an increase from $143 million at December 31, 2018.

At September 30, 2019, Regions had approximately $130 million to $210 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$11	$103	$496
Additions	310	4	—	314
Net payments/other activity	(153)	(4)	(25)	(182)
Return to accrual	(16)	—	—	(16)
Charge-offs on non-accrual loans(2)	(96)	(1)	—	(97)
Transfers to held for sale(3)	(29)	(1)	—	(30)
Transfers to real estate owned	(3)	—	—	(3)
Sales	(20)	—	—	(20)
Balance at end of period	$375	$9	$78	$462

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$528	$6	$116	$650
Additions	278	19	—	297
Net payments/other activity	(209)	(3)	(5)	(217)
Return to accrual	(38)	(2)	—	(40)
Charge-offs on non-accrual loans(2)	(97)	(8)	—	(105)
Transfers to held for sale(3)	(28)	(1)	(3)	(32)
Transfers to real estate owned	(3)	—	—	(3)
Sales	(2)	(9)	—	(11)
Balance at end of period	$429	$2	$108	$539
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $8 million and $11 million recorded upon transfer for the nine months ended September 30, 2019 and 2018, respectively.
GOODWILL
Goodwill totaled 4.8 billion at both September 30, 2019 and December 31, 2018 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the third quarter 2019 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2019 interim period.

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
The following table summarizes deposits by category:
Table 12—Deposits

	September 30, 2019	December 31, 2018
	(In millions)
Non-interest-bearing demand	$34,360	$35,053
Savings	8,588	8,788
Interest-bearing transaction	18,107	19,175
Money market—domestic	25,329	24,111
Time deposits	7,639	7,122
Customer deposits	94,023	94,249
Corporate treasury time deposits	282	242
	$94,305	$94,491
Total deposits at September 30, 2019 decreased approximately $186 million compared to year-end 2018 levels, due to decreases in non-interest-bearing demand, interest-bearing transaction and savings accounts. These decreases were partially offset by increases in money market, time deposits, and to a lesser extent, corporate treasury time deposits. The non-interest-bearing demand decline was primarily due to customers using liquidity to pay down debt or invest in their businesses, as well as portfolio remixing. The decline in interest-bearing deposits was due to the Company's intentional reduction of certain higher cost deposits, a deposit optimization initiative that was executed by the Company during the second quarter of 2019, and seasonal declines in public fund accounts during the third quarter of 2019. Money market and time deposits increased due to the offering of higher acquisition rates, portfolio remixing, and overall account growth.
SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $5.4 billion at September 30, 2019 as compared to $1.6 billion at December 31, 2018. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. The increase from December 31, 2018 to September 30, 2019 is partially offset by a decline in long–term borrowings related primarily to maturities of long-term FHLB advances.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy.
The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.

LONG-TERM BORROWINGS
Table 13—Long-Term Borrowings

	September 30, 2019	December 31, 2018
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$1,101	$1,101
2.75% senior notes due August 2022	997	996
3.80% senior notes due August 2023	996	497
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	156	157
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	50	(47)
	3,698	3,102
Regions Bank:
FHLB advances	3,001	6,902
2.75% senior notes due April 2021	549	548
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	349	349
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	499	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	499	499
6.45% subordinated notes due June 2037	495	495
Other long-term debt	33	33
Valuation adjustments on hedged long-term debt	5	(3)
	5,430	9,322
Total consolidated	$9,128	$12,424
Long-term borrowings decreased by approximately $3.3 billion since year-end 2018, due primarily to a decrease in FHLB advances of $3.9 billion. This decrease was offset by an increase in short-term borrowings related to FHLB advances. During the first quarter of 2019, Regions issued $500 million of senior notes through a reopening of the Company's 3.80% senior notes due August 2023, which were effectively converted to floating rate notes at 1 month LIBOR through the simultaneous execution of an interest rate swap.
Long-term FHLB advances have a weighted-average interest rate of 2.2 percent at September 30, 2019 and 2.6 percent at December 31, 2018 with remaining maturities ranging from less than one year to nine years and a weighted-average of approximately 1 year.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $16.6 billion at September 30, 2019 as compared to $15.1 billion at December 31, 2018. During the first nine months of 2019, net income increased stockholders’ equity by $1.2 billion, while cash dividends on common stock reduced stockholders' equity by $433 million and cash dividends on preferred stock reduced stockholder's equity by $56 million. Changes in accumulated other comprehensive income increased stockholders' equity by $1.3 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the first nine months of 2019. Common stock repurchased during the first nine months of 2019 reduced stockholders' equity by $969 million. These shares were immediately retired and therefore are not included in treasury stock. Furthermore, during the second quarter of 2019 the Company issued Series C Preferred Stock, which increased stockholders' equity by $490 million.
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
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 14—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules	September 30, 2019 Ratio (1)	December 31, 2018 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	9.58%	9.90%	4.50%	N/A
Regions Bank	11.67	11.59	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.82%	10.68%	6.00%	6.00%
Regions Bank	11.67	11.59	6.00	8.00
Total capital:
Regions Financial Corporation	12.59%	12.46%	8.00%	10.00%
Regions Bank	13.01	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	9.52%	9.32%	4.00%	N/A
Regions Bank	10.29	10.12	4.00	5.00%
________
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

The Federal Reserve approved its rule for tailoring enhanced prudential standards for bank holding companies with $100 billion or more in total consolidated assets.  The framework outlines tailored standards for matters related to capital and liquidity.  As expected, the Category IV standards will apply to Regions under the final rules.  See the “Supervision and Regulation” subsection of the “Business” section in the 2018 Annual Report on Form 10-K for more information.

LIQUIDITY COVERAGE RATIO
Regions is currently subject to the Basel III-based U.S. LCR rule, which is a quantitative liquidity metric designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets under an acute 30-day liquidity stress scenario. Following the threshold amendments recently made by EGRRCPA, the LCR rule currently applies in a modified, less stringent, form to BHCs, such as Regions, having $100 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. However, in early October, the Federal Reserve, the OCC and the FDIC finalized rules that will, among other things, make institutions such as Regions with less than $250 billion in total consolidated assets no longer subject to the LCR requirement. The LCR rule also imposes a monthly calculation requirement. In December 2016, the Federal Reserve issued a final rule on the public disclosure of the LCR calculation that requires BHCs, such as Regions, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR beginning with results from the fourth quarter of 2018.
At September 30, 2019, the Company was fully compliant with the LCR requirements. Changes in the mix and size of the Company's balance sheet and investment portfolio are likely to occur in the future, and additional funding may need to be sourced to remain compliant.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section and the “Risk Factors” section in the 2018 Annual Report on Form 10-K for more information.

RATINGS
Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of September 30, 2019 and December 31, 2018.
Table 15—Credit Ratings

As of September 30, 2019
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Stable	Stable

As of December 31, 2018
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F2	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Stable	Stable
_________
N/A - Not applicable.

During the third quarter of 2019, Fitch Ratings upgraded its short-term default rating for Regions Bank and Regions Financial Corporation to F1 from F2. Fitch also upgraded its short-term deposit rating for Regions Bank to F1 from F2. Fitch attributed the upgrade to changes in its short-term ratings criteria, while also referencing the Company’s robust liquidity management and funding profile. Furthermore, Fitch viewed the Company’s liquidity stress testing process as supportive of the rating given the measurement and monitoring of liquidity outflow coverage under various stress scenarios and time horizons.
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
The calculation of the fully phased-in pro-forma CET1 is based on Regions’ understanding of the Final Basel III requirements. For Regions, the Basel III framework became effective on a phased-in approach starting in 2015 with full implementation extending to 2019. The Basel III rules are now fully phased in, other than with respect to deductions and adjustments whose transitional treatment has been extended until the federal banking agencies' July 2019 final rule to revise and simplify the capital treatment of selected categories of assets is effective April 1, 2020. The calculation provided in the following table includes estimated pro-forma amounts for the ratio on a fully phased-in basis. Regions’ current understanding of the final framework includes certain assumptions, including the Company’s interpretation of the requirements, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as analyses and discussions with regulators continue. Because Regions is not currently subject to the fully phased-in capital rules, this pro-forma measure is considered to be a non-GAAP financial measure, and other entities may calculate it differently from Regions’ disclosed calculation. Since analysts and banking regulators may assess Regions’ capital adequacy using the fully phased-in Basel III framework, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on this same basis.
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

Table 16—GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$82,986	$81,022	$83,536	$80,294
Add: Purchasing card balances (1)	—	239	—	225
Less: Balances of residential first mortgage loans sold (2)	—	—	—	54
Less: Indirect—vehicles	2,247	3,190	2,581	3,252
Adjusted average total loans (non-GAAP)	$80,739	$78,071	$80,955	$77,213

		Three Months Ended September 30		Nine Months Ended September 30
		2019	2018	2019	2018
		(Dollars in millions)
INCOME — CONSOLIDATED
Net income (GAAP)		$409	$564	$1,193	$1,353
Preferred dividends (GAAP)		(24)	(16)	(56)	(48)
Net income available to common shareholders (GAAP)	A	$385	$548	$1,137	$1,305
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	B	$871	$922	$2,592	$2,717
Significant items:
Contribution to Regions' Financial Corporation foundation		—	(60)	—	(60)
Branch consolidation, property and equipment charges		(5)	(4)	(13)	(8)
Expenses associated with residential mortgage loan sale		—	—	—	(4)
Salary and employee benefits—severance charges		(1)	(5)	(5)	(54)
Adjusted non-interest expense (non-GAAP)	C	$865	$853	$2,574	$2,591
Net interest income and other financing income (GAAP)	D	$937	$942	$2,827	$2,777
Taxable-equivalent adjustment		13	13	40	38
Net interest income and other financing income, taxable-equivalent basis - continuing operations	E	950	955	2,867	2,815
Non-interest income (GAAP)	F	558	519	1,554	1,538
Significant items:
Securities (gains) losses, net		—	—	26	(1)
Leveraged lease termination gains		(1)	(4)	(1)	(8)
Gain on sale of affordable housing residential mortgage loans (3)		—	—	(8)	—
Adjusted non-interest income (non-GAAP)	G	$557	$515	$1,571	$1,529
Total revenue	D+F=H	$1,495	$1,461	$4,381	$4,315
Adjusted total revenue	D+G=I	$1,494	$1,457	$4,398	$4,306
Total revenue, taxable-equivalent basis	E+F=J	$1,508	$1,474	$4,421	$4,353
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,507	$1,470	$4,438	$4,344
Efficiency ratio (GAAP)	B/J	57.75%	62.59%	58.63%	62.42%
Adjusted efficiency ratio (non-GAAP)	C/K	57.40%	58.05%	58.00%	59.65%
Fee income ratio (GAAP)	F/J	37.00%	35.19%	35.15%	35.33%
Adjusted fee income ratio (non-GAAP)	G/K	36.97%	35.03%	35.41%	35.20%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$16,621	$15,401	$15,918	$15,642
Less: Average intangible assets (GAAP)		4,949	4,955	4,940	5,032
Average deferred tax liability related to intangibles (GAAP)		(93)	(97)	(94)	(98)
Average preferred stock (GAAP)		1,310	820	1,097	820
Average tangible common stockholders’ equity (non-GAAP)	L	$10,455	$9,723	$9,975	$9,888
Return on average tangible common stockholders’ equity (non-GAAP)(4)	A/L	14.62%	22.36%	15.24%	17.65%

		September 30, 2019	December 31, 2018
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,581	$15,090
Less: Ending intangible assets (GAAP)		4,956	4,944
Ending deferred tax liability related to intangibles (GAAP)		(93)	(94)
Ending preferred stock (GAAP)		1,310	820
Ending tangible common stockholders’ equity (non-GAAP)	M	$10,408	$9,420
Ending total assets (GAAP)		$128,147	$125,688
Less: Ending intangible assets (GAAP)		4,956	4,944
Ending deferred tax liability related to intangibles (GAAP)		(93)	(94)
Ending tangible assets (non-GAAP)	N	$123,284	$120,838
End of period shares outstanding	O	964	1,025
Tangible common stockholders’ equity to tangible assets (non-GAAP)	M/N	8.44%	7.80%
Tangible common book value per share (non-GAAP)	M/O	$10.79	$9.19

		September 30, 2019	December 31, 2018
		(Dollars in millions, except per share data)
BASEL III COMMON EQUITY TIER 1 RATIO—FULLY PHASED-IN PRO-FORMA (5)
Stockholders’ equity (GAAP)		$16,581	$15,090
Non-qualifying goodwill and intangibles		(4,853)	(4,839)
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		(297)	940
Preferred stock (GAAP)		(1,310)	(820)
Basel III common equity Tier 1—Fully Phased-In Pro-Forma (non-GAAP)	P	$10,121	$10,371
Basel III risk-weighted assets—Fully Phased-In Pro-Forma (non-GAAP) (6)	Q	$106,203	$105,475
Basel III common equity Tier 1 ratio—Fully Phased-In Pro-Forma (non-GAAP)	P/Q	9.53%	9.83%
_________

(1)	On December 31, 2018, purchasing cards were reclassified to commercial and industrial loans from other assets.

(2)	Adjustments to average loan balances assume a simple day-weighted average impact for the first quarter of 2018.

(3)	The gain on sale of affordable housing residential mortgage loans in the first quarter of 2019 was the result of the sale of approximately $167 million of loans.

(4)	Income statement amounts have been annualized in calculation.
(5) Current quarter amounts and the resulting ratio are estimated.
(6) Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III on a fully phased-in basis. The amounts included above are a reasonable approximation, based on current understanding of the requirements.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities—taxable(1)	$23,909	$160	2.67%	$24,956	$156	2.49%
Loans held for sale	557	5	3.73	386	4	4.14
Loans, net of unearned income (2)(3)	82,986	983	4.70	81,022	932	4.56
Investment in operating leases, net	323	3	3.60	410	3	3.33
Other earning assets	1,764	12	2.69	2,440	17	2.87
Total earning assets	109,539	1,163	4.21	109,214	1,112	4.04
Unrealized gains (losses) on securities available for sale, net (1)	251			(758)
Allowance for loan losses	(857)			(834)
Cash and due from banks	1,891			2,036
Other non-earning assets	13,839			13,868
	$124,663			$123,526
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,607	4	0.16	$8,928	4	0.15
Interest-bearing checking	18,257	33	0.71	18,924	21	0.44
Money market	24,904	42	0.68	24,046	22	0.37
Time deposits	8,689	37	1.74	6,630	17	1.06
Total interest-bearing deposits (4)	60,457	116	0.77	58,528	64	0.44
Federal funds purchased and securities sold under agreements to repurchase	208	1	2.28	154	—	—
Other short-term borrowings	2,187	13	2.31	1,480	8	2.07
Long-term borrowings	9,340	83	3.47	10,429	84	3.14
Total interest-bearing liabilities	72,192	213	1.17	70,591	156	0.88
Non-interest-bearing deposits (4)	33,599	—	—	35,414	—	—
Total funding sources	105,791	213	0.80	106,005	156	0.58
Net interest spread(1)			3.04			3.16
Other liabilities	2,251			2,120
Stockholders’ equity	16,621			15,401
	$124,663			$123,526
Net interest income and other financing income/margin on a taxable-equivalent basis(1)(5)		$950	3.44%		$956	3.47%
_____

(1)
Debt securities are included on an amortized cost basis with yield, net interest spread, and net interest margin calculated accordingly. All prior period balances and yields/rates have been recast for comparability purposes.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $1 million and $3 million for the three months ended September 30, 2019 and 2018, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.49% and 0.27% for the three months ended September 30, 2019 and 2018, respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for both September 30, 2019 and 2018, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities—taxable(1)	$24,423	$488	2.66%	$25,086	$466	2.48%
Loans held for sale	420	12	3.83	378	11	3.87
Loans, net of unearned income (2)(3)	83,536	2,983	4.75	80,294	2,689	4.46
Investment in operating leases, net	342	9	3.48	440	11	3.24
Other earning assets	1,857	46	3.32	2,616	53	2.73
Total earning assets	110,578	3,538	4.26	108,814	3,230	3.95
Unrealized gains (losses) on securities available for sale, net (1)	(107)			(697)
Allowance for loan losses	(852)			(871)
Cash and due from banks	1,880			1,980
Other non-earning assets	13,938			14,101
	$125,437			$123,327
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,754	11	0.16	$8,842	11	0.16
Interest-bearing checking	18,808	99	0.70	19,461	55	0.38
Money market	24,418	131	0.72	24,292	55	0.30
Time deposits	8,610	108	1.69	6,711	49	0.98
Total interest-bearing deposits (4)	60,590	349	0.77	59,306	170	0.38
Federal funds purchased and securities sold under agreements to repurchase	265	4	2.38	100	1	1.75
Other short-term borrowings	1,964	37	2.46	937	14	1.96
Long-term borrowings	10,640	281	3.49	9,571	229	3.16
Total interest-bearing liabilities	73,459	671	1.22	69,914	414	0.79
Non-interest-bearing deposits (4)	33,791	—	—	35,563	—	—
Total funding sources	107,250	671	0.83	105,477	414	0.52
Net interest spread(1)			3.04			3.16
Other liabilities	2,265			2,208
Stockholders’ equity	15,918			15,642
Noncontrolling Interest	4			—
	$125,437			$123,327
Net interest income and other financing income/margin on a taxable-equivalent basis (1)(5)		$2,867	3.47%		$2,816	3.46%
____

(1)
Debt securities are included on an amortized cost basis with yield, net interest spread, and net interest margin calculated accordingly. All prior period balances and yields/rates have been recast for comparability purposes.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest Income includes net loan fees of $4 million and $14 million for nine months ended September 30, 2019 and 2018 respectively

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.49% and 0.24% for nine months ended September 30, 2019 and 2018 respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for both September 30, 2019 and 2018, adjusted for applicable state income taxes net of the related federal tax benefit.

The decreases in net interest income and other financing income and net interest margin for the third quarter of 2019, compared to the same period in 2018, were primarily attributable to higher funding costs and a less favorable funding mix. The decreases were partially offset by the positive impacts of higher short-term market rates, continued execution of securities repositioning strategies, higher average loan balances, and favorable loan remixing. During the first nine months of 2019, compared to the same period in 2018, the increases in net interest income and other financing income and net interest margin were also driven by higher short-term market interest rates, securities repositioning, higher average loan balances, and favorable loan remixing. These increases during the first nine months of 2019 were only partially offset by higher funding costs and a less favorable funding mix.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income and other financing income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company presents varying magnitudes of down rate shock scenarios based on historical yield curve minimums as explained in the following section. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of September 30, 2019, Regions was modestly asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2020. Twelve month horizon asset sensitivity levels are expected to decline through early 2020 as forward starting hedges move into the measurement window. The estimated exposure associated with falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Fed Funds increases from the most recent hiking cycle have resulted in a modest increase in deposit and other funding costs for Regions. Therefore, it is expected that declines in funding costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
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

Table 18—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2019(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$123
+ 100 basis points	68
- 100 basis points (floored)(3)	(98)
- 200 basis points (floored)	(137)

Instantaneous Change in Interest Rates
+ 200 basis points	$106
+ 100 basis points	92
- 100 basis points (floored)	(146)
- 200 basis points (floored)	(199)
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

(3)
Estimates for a gradual parallel yield curve shift of minus 100 basis points, with long-term yield curve levels floored at approximately 1% as discussed below, inclusive of forward starting cash flow hedges already transacted, would be a decrease to 12 month net interest income and other financing income of approximately 3 percent in the current quarter, approximately 1.5 percent at year-end 2019, and less than 1 percent by year-end 2020.

As market interest rates have increased in recent years, larger magnitude falling rate shock scenarios have become possible, although the probability of such a movement is currently low. Regions has established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equates to the lesser of the shock scenario amount, or a rate 35 basis points lower than the historical all-time minimum. For example, the 10 year Treasury yield is floored at approximately 1.0%. Use of this steepening scenario provides a sufficiently punitive rate environment, while maintaining a higher level of reasonableness. The falling rate scenarios in Table 18 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
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
The Company’s baseline balance sheet assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the -100 basis point gradual interest rate change scenario in Table 18, the interest-bearing deposit re-pricing sensitivity over the 12 month horizon is expected to be between 25 percent and 30 percent of changes in short-term market rates (e.g., Fed Funds). A 5 percentage point lower sensitivity than the baseline assumption would decrease 12 month net interest income and other financing income in the gradual -100 basis points scenario by approximately $23 million when compared to the baseline scenario. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the baseline balance sheet growth assumptions as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. As the rate cycle has progressed and a mix shift has become inherent in the baseline forecast, management has reduced the sensitivity impact on the shock scenarios. The magnitude of the shift is rate dependent and equates to approximately $1.5 billion over 12 months in the gradual +100 basis point scenario in Table 18. In the event this shift increased by an additional $1.5 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +100 basis points scenario by approximately $9 million.

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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2019
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)(2)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$3,650	2.4	1.9%	2.1%	—%
Receive variable/pay fixed swaps	32	6.0	2.2%	2.7	—
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	12,750	5.5	2.1%	1.9	—
Interest rate floors	6,750	5.1	—%	—	2.1
Total derivatives designated as hedging instruments	$23,182	5.1	2.0%	1.9%	2.1%
_________

(1)	Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.

(2)	Strike price is not adjusted for premiums paid on interest rate floors.
A portion of the cash flow hedging relationships designated in Table 19 above are forward starting, including $7.75 billion notional of the outstanding cash flow swaps. Interest rate floors of $750 million notional went into effect during the third quarter of 2019 and the remaining $6.0 billion notional are forward starting. Forward starting swaps and floors have maturities of approximately five years from their respective start dates. The total receive rate and strike price on all forward starting cash flow swaps and floors was 2.4 percent and 2.1 percent, respectively. Subsequent to September 30, 2019 an additional $2.5 billion of notional value forward starting receive fixed cash flow derivatives were added with the intent to reduce the net interest income and other financing income impact of lower long-term rates on 2020 loan originations.

The following table presents cash flow hedge notional amounts with start dates prior to the year-end periods shown through 2026. All cash flow hedge notional amounts mature prior to the end of 2027.
Table 20—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2019(1)	2020(1)(2)	2021	2022	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps	$5,500	$12,000	$12,750	$12,750	$10,450	$9,450	$3,750	$1,250
Interest rate floors	750	6,500	6,750	6,750	6,750	4,000	250	—
Cash flow hedges	$6,250	$18,500	$19,500	$19,500	$17,200	$13,450	$4,000	$1,250
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

MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income and other financing income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential MSR, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on the residential MSRs. Regions actively monitors prepayment exposure as part of its overall net interest income and other financing income forecasting and interest rate risk management.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $2.5 billion at September 30, 2019. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC, and ALCO regularly review compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2019, Regions had approximately $3.1 billion in cash on deposit with the FRB, an increase from approximately $1.5 billion at December 31, 2018.
Regions’ borrowing availability with the FRB as of September 30, 2019, based on assets pledged as collateral on that date, was $17.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2019, Regions’ outstanding balance of FHLB borrowings was $8.4 billion and its total borrowing capacity from the FHLB totaled $17.5 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements in the 2018 Annual Report on Form 10-K for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $108 million in the third quarter of 2019 compared to $84 million during the third quarter of 2018. The provision for loan losses totaled $291 million for the first nine months of 2019 compared to $134 million during the first nine months of 2018. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
NON-INTEREST INCOME
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2019 vs. 9/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$186	179	$7	3.9%
Card and ATM fees	114	111	3	2.7%
Investment management and trust fee income	63	59	4	6.8%
Capital markets income	36	45	(9)	(20.0)%
Mortgage income	56	32	24	75.0%
Investment services fee income	20	18	2	11.1%
Commercial credit fee income	19	18	1	5.6%
Bank-owned life insurance	18	18	—	—%
Market value adjustments on employee benefit assets - defined benefit	—	3	(3)	(100.0)%
Market value adjustments on employee benefit assets - other	7	4	3	75.0%
Other miscellaneous income	39	32	7	21.9%
	$558	$519	$39	7.5%

	Nine Months Ended September 30		Year-to-Date 9/30/2019 vs. 9/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$542	$525	$17	3.2%
Card and ATM fees	343	327	16	4.9%
Investment management and trust fee income	179	175	4	2.3%
Capital markets income	117	152	(35)	(23.0)%
Mortgage income	114	107	7	6.5%
Investment services fee income	59	54	5	9.3%
Commercial credit fee income	55	52	3	5.8%
Bank-owned life insurance	60	53	7	13.2%
Securities gains (losses), net	(26)	1	(27)	NM
Market value adjustments on employee benefit assets - defined benefit	5	1	4	400.0%
Market value adjustments on employee benefit assets - other	4	3	1	33.3%
Other miscellaneous income	102	88	14	15.9%
	$1,554	$1,538	$16	1.0%
________
NM - Not Meaningful
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient funds and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The increases during the third quarter of 2019 and the first nine months of 2019 compared to the same periods of 2018 were primarily due to continued customer account growth and increases in non-sufficient fund activity.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in card and ATM fees in the third quarter of 2019 compared to the same period in 2018 was driven by checkcard interchange income. The increase in card and ATM fees in first nine months of 2019 compared to the same period of 2018 was primarily the result of account growth and the related increases in commercial and consumer credit card interchange income and checkcard interchange income.
Capital markets income—Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The decreases in the third quarter of 2019 and first nine months of 2019 compared to the same periods in 2018 were primarily due to declines in merger and acquisition advisory services and commercial swap income. The declines in commercial swap income were driven by market-related credit valuation adjustments tied to customer derivatives. The decreases in the third quarter of 2019 and in the first nine months of 2019 compared to the same periods in 2018 were partially offset by higher securities underwriting and placement fees.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in the third quarter of 2019 compared to the same period in 2018 was primarily driven by improvements in the valuation of mortgage servicing rights and related hedges, as well as increases in mortgage production and sales and servicing income. The increase in mortgage income during the first nine months of 2019 compared to the same period in 2018 was also due to higher sales and servicing income, partially offset by reductions in the valuation of mortgage servicing rights and related hedges.
Bank-owned life insurance—Bank-owned life insurance increased in the first nine months of 2019 compared to the same period in 2018 due primarily to an increase in claims benefits and favorable market valuation adjustments.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. The net loss incurred during the first nine months of 2019 was primarily due to the sale of certain lower-yielding securities in the second quarter of 2019. See Table 1 "Debt Securities" section for additional information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the third quarter of 2019 compared to the same period in 2018 primarily due to increases in the values of certain equity method investments and an increase in commercial leasing income driven by less net impairment charges on operating lease assets. The increase in other miscellaneous income during the first nine months of 2019 compared to the same period in 2018 was also impacted by an increase in commercial leasing income from less net impairment charges during 2019, a gain associated with the sale of affordable housing residential mortgage loans, and an increase in consumer merchant commission income. These items were partially offset by decreases in the values of certain equity method investments and low income housing investments, as well as net gains associated with the sale of certain low income housing investments in the first quarter of 2018.
NON-INTEREST EXPENSE
Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2019 vs. 9/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$481	$473	$8	1.7%
Net occupancy expense	80	82	(2)	(2.4)%
Furniture and equipment expense	83	81	2	2.5%
Outside services	48	46	2	4.3%
Professional, legal and regulatory expenses	21	32	(11)	(34.4)%
Marketing	23	20	3	15.0%
FDIC insurance assessments	12	22	(10)	(45.5)%
Credit/checkcard expenses	19	18	1	5.6%
Branch consolidation, property and equipment charges	5	4	1	25.0%
Visa class B shares expense	5	—	5	NM
Provision (credit) for unfunded credit losses	(2)	2	(4)	(200.0)%
Other miscellaneous expenses	96	142	(46)	(32.4)%
	$871	$922	$(51)	(5.5)%

	Nine Months Ended September 30		Year-to-Date 9/30/2019 vs. 9/30/2018
	2019	2018	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,428	$1,479	$(51)	(3.4)%
Net occupancy expense	242	249	(7)	(2.8)%
Furniture and equipment expense	243	243	—	—%
Outside services	145	141	4	2.8%
Professional, legal and regulatory expenses	67	92	(25)	(27.2)%
Marketing	69	71	(2)	(2.8)%
FDIC insurance assessments	37	71	(34)	(47.9)%
Credit/checkcard expenses	53	44	9	20.5%
Branch consolidation, property and equipment charges	13	8	5	62.5%
Visa class B shares expense	12	12	—	—%
Provision (credit) for unfunded credit losses	(3)	(3)	—	—%
Other miscellaneous expenses	286	310	(24)	(7.7)%
	$2,592	$2,717	$(125)	(4.6)%
Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased for the third quarter and decreased for the first nine months of 2019 compared to the same periods in 2018. The increase for the third quarter of 2019 was driven primarily by an additional pay day during the quarter and higher production-based incentives. These increases were partially offset by a decrease in severance charges and continued staffing reductions. The decrease in severance charges was the primary driver of the decrease for the first nine months of 2019. Full-time equivalent headcount from continuing operations decreased to 19,549 at September 30, 2019 from 19,869 at September 30, 2018, reflecting the impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the third quarter and first nine months of 2019 compared to the same periods in 2018 primarily due to lower consulting fees and a reduction in legal fees.
FDIC insurance assessments—FDIC insurance assessments decreased in the third quarter and first nine months of 2019 compared to the same periods in 2018 primarily due to the discontinuation of the FDIC assessment surcharge that was in place throughout the first nine months of 2018.
Visa class B shares expense—Visa class B share expense is associated with shares sold in the prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B share expense increased in the third quarter of 2019 compared to the same period in 2018 as a result of changes in the status of certain covered litigation.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased during the third quarter and first nine months of 2019 compared to the same periods in 2018 primarily driven by a $60 million contribution to Regions' charitable foundation that was made in the third quarter of 2018. This was partially offset by higher operational losses and an increase in non-service related pension costs associated with a lower discount rate.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended September 30, 2019 was $107 million and $85 million for the three months ended September 30, 2018, resulting in effective taxes rates of 20.6 percent and 18.7 percent, respectively. Income tax expense from continuing operations for the nine months ended September 30, 2019 was $305 million compared to income tax expense of $302 million for the same period in 2018, resulting in effective tax rates of 20.3 percent and 20.7 percent, respectively. The Company expects the full-year effective tax rate will be 20 percent to 21 percent for 2019.
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
At September 30, 2019, the Company reported a net deferred tax liability of $409 million compared to a net deferred tax asset of $20 million at December 31, 2018. The change was due to a change in the composition of net unrealized gains and losses from a net loss to a net gain related primarily to available for sale securities and derivative instruments.
DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. The transaction closed on July 2, 2018. Morgan Keegan was sold on April 2, 2012.
Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018. The results from discontinued operations for both the third quarter 2019 and 2018 were immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 83 through 87 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2019, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 12, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2019, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2019	5,100,000	$15.95	5,100,000	$1,288,602,780
August 1-31, 2019	22,454,869	$14.41	22,454,869	$964,728,254
September 1-30, 2019	12,130,933	$15.15	12,130,933	$780,744,464
Total 3rd Quarter	39,685,802	$14.83	39,685,802	$780,744,464

On June 27, 2019, the Board authorized the repurchase of up to $1.37 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020. As of September 30, 2019, Regions has repurchased approximately 39.7 million shares of common stock at a total cost of approximately $589 million under this plan. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.5	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 24, 2019.

10.1	Regions Financial Corporation Executive Severance Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on October 18, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q Report for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 6, 2019	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)