Form 10-K
period 2019-12-31
REGIONS FINANCIAL CORP
filed 2020-02-21
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Common Stock, $.01 par value—$9,975,697,351 as of June 30, 2019.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—957,381,827 shares issued and outstanding as of February 19, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 22, 2020 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
Allowance- Allowance for credit losses.
ACL- Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
ALLL- Allowance for loan and lease losses.
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
BITS - Technology arm of the Financial Services Roundtable.
Board - The Company’s Board of Directors.
CAP - Customer Assistance Program.
CCAR - Comprehensive Capital Analysis and Review.
CCB - Capital Conservation Buffer.
CECL - Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments
("Current Expected Credit Losses").
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFO - Chief Financial Officer.
CFPB - Consumer Financial Protection Bureau.
CFTC - Commodity Futures Trading Commission.
Company - Regions Financial Corporation and its subsidiaries.
COSO - Committee of Sponsoring Organizations of the Treadway Commission.
CPI- Consumer price index.
CPR - Constant (or Conditional) Prepayment Rate.
CRA - Community Reinvestment Act of 1977.
DIF - Deposit Insurance Fund.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days Past Due.
DUS - Fannie Mae Delegated Underwriting & Servicing.

EAD - Exposure at Default.
EGRRCPA - The Economic Growth, Regulatory Relief, and Consumer Protection Act.
ERI - Eligible retained income.
ESG - Environmental, Social and Governance.
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
G-SIB - Global Systematically Important Bank Holding Company.
HPI- Housing Price Index.
HUD - U.S. Department of Housing and Urban Development.
IPO - Initial public offering.
IRA - Individual Retirement Account.
IRS - Internal Revenue Service.
ISM - Institute for Supply Management.
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
OFAC - U.S. Treasury Department - Office of Foreign Assets Control.
OIS - Overnight Indexed Swap.
OLA - Orderly Liquidation Authority.
OTTI - Other-than-temporary impairment.
PCE - Personal Consumption Expenditure.
PD - Probability of default.
R&S- Reasonable and supportable .
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
TTC- Through-the-cycle.
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
wSTWF - Weighted Short-Term Wholesale Funding.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:

•
Current and future economic and market conditions in the United States generally or in the communities we serve (in particular the Southeastern United States), including the effects of possible declines in property values, increases in unemployment rates, financial market disruptions and potential reductions of economic growth, which may adversely affect our lending and other businesses and our financial results and conditions.

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

•
Our ability to comply with applicable capital and liquidity requirements (including, among other things, the Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms, and if we fail to meet requirements, our financial condition could be negatively impacted.

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

•
The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes, and environmental damage (specifically in the Southeastern United States), which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change.

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

•	Our ability to achieve our expense management initiatives.

•
Possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, derivative products, debt obligations, deposits, investments, and loans.

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

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, trust services, merger and acquisition advisory services, and other specialty financing. At December 31, 2019, Regions had total consolidated assets of approximately $126.2 billion, total consolidated deposits of approximately $97.5 billion and total consolidated stockholders’ equity of approximately $16.3 billion.
Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2019, Regions operated 2,028 ATMs and 1,428 total branch outlets across the South, Midwest and Texas.
The following chart depicts the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	303
Tennessee	219
Alabama	205
Mississippi	122
Georgia	114
Louisiana	96
Arkansas	79
Texas	90
Missouri	56
Indiana	52
Illinois	44
South Carolina	22
Kentucky	11
Iowa	8
North Carolina	7
Total	1,428
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
Regions Investment Management, Inc. serves as the investment adviser to Regions Wealth Management division and trades in stocks and bonds for trust clients.  Highland Associates, Inc. is an institutional investment firm providing investment counsel and consulting services to not-for-profit healthcare entities and mission-based organizations.  Both Regions Investment Management, Inc. and Highland Associates, Inc. are wholly-owned subsidiaries of Regions Bank.

Regions Affordable Housing LLC is a wholly-owned subsidiary of Regions Bank headquartered in Great Neck, New York, and engages in low income housing tax credit corporate fund syndication and asset management.
Supervision and Regulation
We are subject to the extensive regulatory framework applicable to BHCs and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC’s DIF and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to us and our subsidiaries. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
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
In October 2019, the Federal Reserve and the other Federal bank regulators finalized rules that tailor the application of the enhanced prudential standards to BHCs and depository institutions per the EGRRCPA amendments (the “Tailoring Rules”). The Tailoring Rules assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (1) cross-jurisdictional activity, (2) wSTWF, (3) non-bank assets, (4) off-balance sheet exposure, and (5) status as a U.S. G-SIB.
Under the Tailoring Rules, Regions (and, pursuant to the Tailoring Rules, its depository institution subsidiary, Regions Bank) is subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III.
Firms subject to Category IV standards will generally be subject to the same capital and liquidity requirements as firms with less than $100 billion in total consolidated assets, but are, among other things, subject to certain enhanced prudential standards and also required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring Rules, Category IV firms are, among other things, (1) not subject to LCR requirements (or, in certain cases, subject to reduced requirements), (2) no longer subject to company-run capital stress testing requirements, (3) subject to supervisory capital stress testing on a biennial instead of annual basis, (4) subject to requirements to develop and maintain a capital plan on an annual basis and (5) subject to certain liquidity risk management and risk committee requirements. A chart summarizing key elements of the capital, liquidity and enhanced prudential standards requirements applicable to Regions under the Tailoring Rules is included immediately below, and elements of the Tailoring Rules are discussed in further detail throughout this section.

In addition, Regions and Regions Bank are subject to the final rule adopted by the Federal Reserve, OCC and FDIC in July 2019 relating to simplifications of the capital rules applicable to non-advanced approaches banking organizations. These rules will be effective for the Company on April 1, 2020, and provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.

Application under Tailoring Rules of Certain Enhanced Prudential Standards, Capital and Liquidity Requirements to Regions[1]
	Tailoring Rules (including Assignment to Category IV)	Previously Applicable Rules
CAPITAL
Stress Testing: Company-Run (DFAST)	✗	✓ (Annual)
Stress Testing: Supervisory	✓ (Two-Year Cycle)	✓ (Annual)
CCAR	✓ (Two-Year Cycle)	✓ (Annual)
Annual Capital Plan Submission	✓	✓
Advanced Approaches	✗	✗
Opt-Out of AOCI Capital Impact	✓	✓
Capital Rules Simplification	✓ (As a non-advanced approaches banking organization)	✓ (As a non-advanced approaches banking organization)
Generally Applicable Leverage Ratio	✓	✓
LIQUIDITY
LCR	✗	✓ (Modified)
NSFR (Proposed)[2]	✗ (Expected)	✓ (Modified)
Liquidity Stress Tests	✓ (Quarterly)	✓ (Monthly)
Liquidity Risk Management	✓ (Tailored)	✓
Liquidity Buffer	✓	✓
FR 2052a Reporting	✓ (Monthly)	✓ (Monthly)
CERTAIN OTHER ENHANCED PRUDENTIAL STANDARDS
Risk Committee	✓	✓
Risk Management Framework and Related Requirements	✓	✓
1    The Tailoring Rules do not amend the Federal Reserve’s capital plan rule, but the Federal Reserve indicated that it expects to release a future proposal to do so, to incorporate the risk-based categories in the final rules as well as to further tailor the capital planning requirements applicable to Category IV firms.
2    The NSFR has not been adopted, but the applicability of any finalized NSFR is expected to follow the framework for applying the LCR.
Pursuant to the Dodd-Frank Act, as amended by EGRRCPA, certain BHCs are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. Regions submitted its most recent resolution plan to these agencies in December 2017. However, in connection with the release of the Tailoring Rules, the Federal Reserve and FDIC finalized rules in October 2019 which, among other things, adjust the review cycles and applicability of the agencies’ resolution planning requirements. Under these new rules, Category IV firms such as Regions are no longer required to submit resolution plans. In April 2019, the FDIC released an advance notice of proposed rulemaking about potential changes to its resolution planning requirements for insured depository institutions, such as Regions Bank, and the next round of insured depository institution resolution plan submissions will not be required until the rulemaking process is complete. Regions Bank submitted its most recent resolution plan in June 2018.
On February 5, 2019, the Federal Reserve provided relief to certain BHCs with assets between $100 billion and $250 billion, including Regions, in the form of a one-year extension to the requirement to submit a capital plan to the Federal Reserve. Thus, Regions was not required to submit a capital plan to the Federal Reserve in 2019 but must submit a plan by April 6, 2020. In addition, Regions was not subject to the supervisory capital stress testing or the company-run capital stress testing requirements for 2019, but will be subject to supervisory capital stress testing for 2020. However, Regions is still required to develop a capital plan that is reviewed and approved by Regions’ Board of Directors on an annual basis. Furthermore, while Regions was not required to submit a full capital plan to the Federal Reserve in 2019, the Company was required to submit its planned capital actions for the period between July 1, 2019 and June 30, 2020. The Federal Reserve has announced that for the period from July 1, 2019 through June 30, 2020, Regions, like other firms granted an extension, is approved to make capital distributions up to the amount that would have allowed the firm to remain above all minimum capital requirements in CCAR 2018, adjusted for any changes in Regions’ regulatory capital ratios since the Federal Reserve acted on Regions’ 2018 capital plan.
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
For a BHC to be eligible to elect FHC status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “-Regulatory Remedies under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under the CRA. The BHC itself must also be well-capitalized and well-managed in order to be eligible to elect FHC status. If an FHC fails to continue to be well-capitalized or well-managed after engaging in activities not permissible for BHCs that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a BHC electing to be treated as an FHC. Furthermore, if the Federal Reserve determines that an FHC has not maintained a CRA rating of at least “satisfactory,” the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.
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

•4.5% CET1 capital to risk-weighted assets;
•    6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to risk-weighted assets;
•    8.0% total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and
•    4.0% tier 1 capital to total average consolidated assets as defined under U.S. Basel III Standardized approach (known as the “leverage ratio”).
The U.S. capital rules also impose a CCB of 2.5% on top of the three minimum risk-weighted asset ratios listed above. Banking institutions that fail to meet the effective minimum ratios once the CCB is taken into account (that is, 7.0% for CET1 capital to risk-weighted assets, 8.5% for tier 1 capital to risk-weighted assets and 10.5% for total capital to risk-weighted assets) will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). On April 10, 2018, the Federal Reserve issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of firms’ capital plans with the CCB requirement. Details of this proposal are discussed under “- Comprehensive Capital Analysis and Review and Stress Testing” below. Although the proposal, if adopted, would change the way in which the minimum ratios are calculated, firms would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. Basel III rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Regions or Regions Bank. The impact of Basel IV will depend on the manner in which it is implemented in the U.S. with respect to firms such as Regions and Regions Bank.
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
Liquidity Requirements
Under the aforementioned Tailoring Rules, Category IV firms with less than $50 billion in wSTWF, including Regions, are no longer subject to a LCR requirement. However, Category IV firms remain subject to minimum liquidity buffers and liquidity stress testing requirements, though the minimum frequency of such testing has been revised to quarterly, rather than monthly. The Tailoring Rules also adjusted liquidity risk management requirements such that Category IV firms are required to: (i) calculate collateral positions monthly (as opposed to weekly); (ii) establish a more limited set of liquidity risk limits than was previously required; and (iii) monitor fewer elements of intraday liquidity risk exposures. Category IV firms are required to continue reporting liquidity data on the FR 2052a on a monthly basis.
The NSFR was designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the U.S. banking regulators issued a proposed rule to implement the NSFR for large U.S. banking organizations. Under the 2016 proposal, BHCs with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as Regions, would have been subject to a less stringent modified NSFR requirement. Although the NSFR has not been finalized, it is expected that the framework for applying any finalized NSFR will be consistent with the approach for the LCR requirement under the Tailoring Rules.
Comprehensive Capital Analysis and Review and Stress Testing
The Federal Reserve currently conducts analyses of BHCs with at least $100 billion in total consolidated assets to determine whether the firms have sufficient capital on a consolidated basis necessary to absorb losses in baseline and severely adverse economic conditions. Under the Tailoring Rules, Category IV firms, including Regions, are now subject to supervisory stress testing every other year, rather than annually, and are no longer subject to company-run stress testing requirements, but remain subject to the quantitative review of their capital plans under CCAR, to required capital plan submissions, and to the FR Y-14 reporting requirements.
U.S. BHCs with total consolidated assets of $100 billion or more, such as Regions, must annually develop and maintain a capital plan, and must submit the capital plan to the Federal Reserve as part of the Federal Reserve’s CCAR process. The CCAR process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. As noted above, in connection with the finalization of the Tailoring Rules, the Federal Reserve stated that it expects to revise its guidance relating to capital planning to align with the categories of standards set forth in the Tailoring Rules, and the impact of the future proposal on Regions and its capital planning process will depend on the final form of the Federal Reserve’s revised guidance.
As previously noted above, on April 10, 2018, the Federal Reserve issued a proposal designed to create a single, integrated capital requirement by combining the quantitative assessment of CCAR with the CCB requirement. If adopted, the proposal would replace the current static 2.5% CCB with a SCB requirement. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s supervisory stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a SLB requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio. In addition, the proposal would eliminate the quantitative objection provisions of CCAR but would require a BHC to reduce its planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHC’s own baseline scenario projections. The Federal Reserve has stated that it intends to propose revisions to the stress buffer requirements that would be applicable to Category IV BHCs to align with the two-year supervisory stress testing cycle for Category IV BHCs.
In addition to other limitations, our ability to make capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s non-objection to our capital plan. Should the Federal Reserve object to a capital plan, a BHC may not make any capital distribution other than those capital distributions to which the Federal Reserve has indicated its non-objection in writing. Our annual capital planning submission is currently due by April 6, 2020 and the Federal Reserve will publish the results of its supervisory CCAR review of our capital plan by June 30, 2020. As noted above, the Tailoring Rules, which changed the supervisory stress testing cycle from annual to biennial, did not similarly amend the Federal Reserve’s capital plan rule, but the Federal Reserve indicated that it expects to release a future proposal to do so.
Safety and Soundness Standards
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2019, both Regions and Regions Bank were well-capitalized.
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
Payment of Dividends by Regions. Our payment of dividends to our stockholders is subject to the oversight of the Federal Reserve. In particular, the dividend policies and share repurchases of a large BHC, such as Regions, are reviewed by the Federal Reserve based on capital plans submitted as part of the CCAR process and stress tests as submitted by the BHC. See “-Capital Requirements” and “-Comprehensive Capital Analysis and Review and Stress Testing” above.
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
Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions with more than $10 billion in assets, such as Regions Bank, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the deposit insurance fund if such a failure occurs, based primarily on the difference between the institution’s average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that may not be adequately captured in the scorecard. For large institutions, including Regions Bank, after accounting for potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.
For more information, see the “FDIC Insurance Assessments” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Acquisitions
The BHC Act requires every BHC to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (iii) it may merge or consolidate with any other BHC. FHCs must obtain prior approval from the Federal Reserve before acquiring certain non-bank financial companies with assets exceeding $10 billion. FHCs seeking approval to complete an acquisition must be well-capitalized and well-managed.
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
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be considered an investment company for purposes of the Volcker Rule. The final rules implementing the Volcker Rule also require that large BHCs, such as Regions, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention. In October 2019, the Federal Reserve, OCC, FDIC, CFTC and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. These regulators have also stated their intention to engage in further rulemaking with respect to the implementing regulations relating to covered funds, including potential changes to the definition of “covered fund” and the prohibitions on certain covered transactions.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.
Community Reinvestment Act
Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment is part of the Federal Reserve’s consideration of applications by a bank or BHC to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a BHC applicant, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant BHC, and such records may be the basis for denying the application. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Subsequently, in December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended update and modernize the CRA's implementing regulations. However, the Federal Reserve has not issued any proposed changes. We will continue to evaluate the impact of any changes to the regulations implementing the CRA. Regions Bank's most recent CRA rating from the Federal Reserve is "Satisfactory".
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
FinCEN, which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation, has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
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
Regulation of Broker Dealers and Investment Advisers
Our subsidiaries, Regions Securities LLC and BlackArch Securities LLC, are registered broker-dealers with the SEC, and Regions Investment Management, Inc. and Highland Associates, Inc. are registered investment advisers with the SEC. These subsidiaries are, as a result, subject to regulation and examination by the SEC, FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers.
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
Employees
As of December 31, 2019, Regions and its subsidiaries had 19,564 full-time equivalent employees
Available Information
We maintain a website at www.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Also available on our website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy Summary, and (v) the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Risk Committee.

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
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2019 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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

Weather-related events and other natural disasters, including those caused or exacerbated by climate change, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.
A significant portion of our operations is located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, in recent years, a number of severe Atlantic Ocean hurricanes impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers’ ability to timely repay their loans and the value of any collateral held by us. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as oil spills, could have similar effects.
Climate change may worsen the severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to our business and operations.
We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
We are subject to a variety of risks that arise out of the set of concerns that together comprise what have become commonly known as ESG matters. Risks arising from ESG matters may adversely affect, among other things, our reputation and the trading price of our common stock.
As a large financial institution with a diverse base of customers, vendors and suppliers, we may face potential negative publicity based on the identity of those we choose to do business with and the public’s (or certain segments of the public’s) view of those customers. This negative publicity may be driven by adverse news coverage in traditional media and may also be spread through the use of social media platforms. If Regions’ relationships with its customers, vendors and suppliers were to become the subject of such negative publicity, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be impacted.
Additionally, investors have begun to consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that Regions has not made sufficient progress on ESG matters.
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
We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for credit losses based on a number of factors. Our management periodically determines the allowance for credit losses based on available information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accrual loans. Increases in the allowance will result in an expense for the period, thereby reducing our reported net income. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio and management determines that additional increases in the allowance for credit losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially adversely affected.
Although our management will establish an allowance for credit losses it believes is appropriate to absorb reasonably estimable losses in our loan portfolio, this allowance may not be adequate. For example, if a hurricane or other natural disaster were to occur in one of our principal markets or if economic conditions in those markets were to deteriorate unexpectedly, additional credit losses not incorporated in the existing allowance for credit losses may occur. Losses in excess of the existing allowance for credit losses will reduce our net income and could adversely affect our business, results of operations or financial condition, perhaps materially.
In addition, bank regulatory agencies will periodically review our allowance for credit losses and the value attributed to non-accrual loans and to real estate acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. These adjustments could materially adversely affect our business, results of operations or financial condition.
As discussed in greater detail below, CECL became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets. The accounting standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of this Annual Report on Form 10-K for disclosure on the estimated impact to the allowance at adoption.
Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2019, consumer residential real estate loans represented approximately 27.8% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2019, approximately 7.5% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $8.4 billion home equity portfolio at December 31, 2019, approximately $5.3 billion were home equity lines of credit and $3.1 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2019, approximately $2.8 billion of our home equity lines and loans were in a second lien position.
Weakness in commodity businesses could adversely affect our performance.
Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices. This includes agriculture, livestock, metals, timber, textiles and energy businesses (including oil, gas and petrochemical), as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These industries have been, and may in the future be, subject to significant volatility. For example, oil prices have been volatile in recent years, and our energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. In addition, legislative changes such as the elimination of certain tax incentives could have significant impacts on this portfolio.
Industry competition may adversely affect our degree of success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation. This consolidation may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. For example, there have been a number of recently completed or announced significant mergers of financial institutions within our market areas. These mergers will, if completed, allow the merged financial institutions to benefit from cost savings and shared resources.
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

In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone–based financial solutions. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the recently proposed revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations. Some of these companies also have greater resources to invest in technological improvements than we currently have.
Our ability to compete successfully depends on a number of additional factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin and financial performance. In addition, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through actions such as quantitative easing or tightening, and the market’s expectations for future inflation, growth and other economic considerations. The level of net interest income and other financing income is, therefore, influenced by the overall level of interest rates along with the shape of the yield curve. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and other financing income may decline.
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
Our current one-year interest rate sensitivity position is modestly asset sensitive. As a result, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income and other financing income. Conversely, an increasing rate environment would likely have a positive impact on twelve-month net interest income and other financing income. However, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result.
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
Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the SOFR as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, preferred stock, investments, and loans, extend beyond 2021. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on these various products and contracts.
Any future reductions in our credit ratings may increase our funding costs and place limitations on business activities.
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
Regions’ credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. If Regions were to be downgraded below investment grade, we may not be able to reliably access the short-term unsecured funding markets, and certain customers could be prohibited from placing deposits with Regions Bank, which could cause us to hold more cash and liquid investments to meet our ongoing liquidity needs. Such actions could reduce our profitability as these liquid investments earn a lower return than other assets, such as loans. Regions’ liquidity policy requires that the holding company maintain the greater of (i) cash sufficient to cover 18 months of debt service and other cash needs or (ii) a cash balance of $500 million. Although this policy helps protect us against the costs of unexpected adverse funding environments, we cannot guarantee that this policy will be sufficient.
Additionally, if Regions were to be downgraded to below investment grade, certain counterparty contracts may be required to be renegotiated or require posting of additional collateral. Refer to Note 21 “Derivative Financial Instruments and Hedging Activities - Contingent Features” to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post additional collateral related to existing contracts with contingent credit features.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2019, we had $4.8 billion of goodwill and $105 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist of core deposit intangibles, purchased credit card relationship assets, and the DUS license. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of credit card accounts and/or balances, increased competition and adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

As of December 31, 2019, Regions had approximately $328 million in net deferred tax liabilities, which include approximately $461 million of deferred tax assets (net of valuation allowance of $32 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2019 (except for $32 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates.
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
Our success depends, in part, on our executive officers and other key personnel. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel, in particular as we are more often competing for personnel with fintechs and other less regulated entities who may not have the same limitations on compensation as we do.
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
Our ability to attract and retain customers and highly-skilled management and employees is impacted by our reputation. A negative public opinion of us and our business can result from any number of activities, including our lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by our regulators or by community organizations in response to these activities. Furthermore, negative publicity regarding Regions as an employer could have an adverse impact on our reputation, especially with respect to matters of diversity, pay equity and workplace harassment.
Significant harm to our reputation could also arise as a result of regulatory or governmental actions, litigation or the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors, particularly given increased attention on how corporations address environmental, social and governance issues.
In addition, a cybersecurity event impacting us or our customers’ data could have a negative impact on our reputation and customer confidence in Regions and its cybersecurity. Damage to our reputation could also adversely affect our credit ratings and access to the capital markets.
Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the increased use of social media platforms facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to our reputation.
We are subject to a variety of systems failure and cybersecurity risks that could adversely affect our business and financial performance.
Failure in or breach of our systems or infrastructure, or those of our third-party service providers (or providers to such third-party service providers), including as a result of cyber-attacks, could disrupt our businesses or the businesses of our customers. This could result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause financial losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As public and regulatory expectations, as well as our customers’ expectations, have increased regarding operational performance and information security, our systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see the “Supervision and Regulation-Financial Privacy and Cybersecurity” section of Item 1. “Business” of this Annual Report on Form 10-K.
Information security risks for large financial institutions, such as Regions, have increased significantly in recent years in part because of the proliferation of Internet and mobile banking and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. This increase is expected to continue and further intensify. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack or information security breach, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. We also have insurance coverage that may, subject to policy terms and conditions, cover certain losses associated with cyber-attacks or information security breaches, but it may be insufficient to cover all losses from any such attack or breach, including any related damage to our reputation. Additionally, cyber-attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including Regions. Although these past events have not resulted in a breach of Regions’ client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. We may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a cyber-attack or information security breach that impacts us. In addition, our third-party service providers may be unable to identify vulnerabilities in their systems or, once identified, be unable to promptly provide required patches. Further, even if provided, such patches may not fully remediate any vulnerability or may be difficult for Regions to implement. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These criminals may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems.
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
We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations, such as the GDPR, California Consumer Privacy Act and any future laws and regulations which will be modeled after those laws, are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. In addition, our businesses are increasingly subject to laws and regulations relating to privacy, surveillance, encryption and data use in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws and regulations.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. In certain situations, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations.
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
In 2019, we sold 45.6% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms, if implemented, are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.

We are subject to a variety of risks in connection with any sale of loans we may conduct.
In connection with our sale of one or more loan portfolios, we may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Consequently, our results of operations may be adversely affected.
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
Future uncertainty over U.S. fiscal policy could result in a downgrade or a reduction in the outlook of the U.S. long-term sovereign credit rating by one or more credit ratings agencies. Any downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook could adversely affect global financial markets and economic conditions and may result in, among other things, increased volatility and illiquidity in the capital markets, declines in consumer confidence, increased unemployment levels and declines in the value of U.S. Treasury securities and securities guaranteed by the U.S. government. As a result, our business, liquidity, results of operations and financial condition may be adversely affected. Additionally, the economic conditions resulting from any such downgrade or perceived future downgrade may significantly exacerbate the other risks we face. In addition, unfavorable or uncertain economic and market conditions can be caused by the imposition of tariffs or other limitations on international trade and travel, which could increase market volatility, negatively impact client activity, and adversely affect our businesses.
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
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company’s critical accounting estimates include: the allowance for credit losses; fair value measurements; intangible assets; residential MSRs; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the allowance provided; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; significantly increase our accrued income taxes; or significantly decrease the value of our residential MSRs. Any of these actions could adversely affect our reported financial condition and results of operations.
If the models that we use in our business perform poorly or provide inadequate information, our business or results of operations may be adversely affected.
We utilize quantitative models to assist in measuring risks and estimating or predicting certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, forecasting financial performance, predicting losses, improving customer services, maintaining adherence to laws and regulations, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed, implemented, or managed models present the risk that our business decisions that consider information based on such models will be adversely affected due to the inadequacy or inaccuracy of that information, which may damage our reputation and adversely affect our reported financial condition and results of operations. Also, information we provide to the public or to our regulators based on poorly designed, implemented, or managed models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, FASB’s CECL accounting standard became effective on January 1, 2020 and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The standard had a material impact to the allowance and capital at adoption. See Regions' estimated impact at adoption in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of this Annual Report on Form 10-K.
In December 2018, the Federal banking agencies released a final rule to provide relief for the initial capital decrease at adoption of CECL by allowing the impact to be phased-in over a three-year period, such that 25% of the transitional amounts are phased-in during the first year (2020) with an additional 25% phased in each subsequent year, such that the impact of adoption would be completely recognized by the beginning of the fourth year (2023). Regions plans to elect the phase-in.
The adoption of CECL may also impact Regions' ongoing earnings, perhaps materially, due in part to changes in loan portfolio composition, changes in credit metrics, and changes in the macroeconomic forecast. Regions' ability to accurately forecast the future economic environment could result in volatility in the provision as a result of the new accounting standard.
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
In April 2012, Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2019, the carrying value of the indemnification obligation is immaterial and reflects an estimate of liability; however, actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our financial condition or results of operations.
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
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework. The Basel Committee has published standards that it describes as the finalization of the Basel III post-crisis regulatory reforms. These standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Among other things, these standards revise the standardized approach for credit risk and provide a new standardized approach for operational risk capital. The impact of these standards on us will depend on the manner in which the revisions are implemented in the U.S. with respect to firms such as Regions and Regions Bank.
For more information concerning our compliance with capital and liquidity requirements, see Note 13 "Regulatory Capital Requirements and Restrictions" in the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
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
The Federal Reserve conducts periodic stress analyses of Regions to evaluate our ability to absorb losses in baseline and severely adverse economic and financial scenarios generated by the Federal Reserve. A summary of the results of certain aspects of the Federal Reserve’s periodic stress analysis is released publicly and contains information and results specific to BHCs.
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
The market price of our capital stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects. Such market sentiment may be affected by:

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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2019, Regions’ total liabilities were approximately $109.9 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our total capital ratio or the total capital ratio of Regions Bank falls below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2019, our subsidiaries’ total deposits and borrowings were approximately $107.3 billion.
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

Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board’s approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a BHC. Acquisition of 10% or more of any class of voting stock of a BHC or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the BHC or state member bank. Also, as noted under the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, a BHC must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including Regions Bank. One factor the federal banking agencies must consider in certain acquisitions is the systemic impact of the transaction. This may make it more difficult for large institutions to acquire other large institutions and may otherwise delay the regulatory approval process, possibly by requiring public hearings. Similarly, under Alabama state law, a person or group of persons must receive approval from the Superintendent of Banks before acquiring “control” of an Alabama bank or any entity having control of an Alabama bank. For the purposes of determining whether approval is required, “control” is defined as the power, directly or indirectly, to vote the lesser of (i) 25% or more of any class of voting securities of an Alabama bank (or any entity having control of an Alabama bank) or (ii) 10% or more of any class of voting securities of an Alabama bank (or any entity having control of an Alabama bank) if no other person will own, control, or hold the power to vote a majority of that class of voting securities following the acquisition of such voting securities. Furthermore, there also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. For example, holders of our preferred stock have certain voting rights that could adversely affect share value. If and when dividends on the preferred stock have not been declared and paid for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting our Board will automatically be increased by two, and the preferred stockholders will be entitled to elect the two additional directors. Also, the affirmative vote or consent of the holders of at least two-thirds of all of the then-outstanding shares of the preferred stock is required to consummate a binding share-exchange or reclassification involving the preferred stock, or a merger or consolidation of Regions with or into another entity, unless certain requirements are met. These statutory provisions and provisions in our certificate of incorporation, including the rights of the holders of our preferred stock, could result in Regions being less attractive to a potential acquirer and thus adversely affect our share value.
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
At December 31, 2019, Regions Bank, Regions’ banking subsidiary, operated 1,428 banking offices. At December 31, 2019, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.
Item 3. Legal Proceedings
Information required by this item is set forth in Note 24 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements, which are included in Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
Information concerning the Executive Officers of Regions is set forth under Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 19, 2020, there were 40,161 holders of record of Regions common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2019, are set forth in Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
In connection with Regions' acquisition of BlackArch Partners LLC ("BlackArch") on October 20, 2015, Regions issued 831,766 shares of Regions common stock to the former owners of BlackArch as partial consideration for the acquisition. The shares issued in the transaction are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Pursuant to contingent payment provisions in the purchase agreement, if certain conditions were met, Regions was required to issue additional shares of Regions common stock to the former owners of BlackArch over the four-year period following the acquisition. During 2019 and 2018, an additional 107,779 shares and 98,951 shares were issued, respectively, which were the final shares to be issued as consideration for the acquisition. Each of the former owners of BlackArch are accredited investors and no underwriters or placement agents were involved in connection with issuance of Regions common stock.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1—31, 2019	—	$—	—	$780,744,464
November 1—30, 2019	—	$—	—	$780,744,464
December 1—31, 2019	7,800,000	$16.93	7,800,000	$648,536,444
Total 4th Quarter	7,800,000	$16.93	7,800,000	$648,536,444
On June 27, 2019, Regions announced the Board authorization of a new $1.37 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020.
As of December 31, 2019, Regions repurchased approximately 47.5 million shares of common stock at a total cost of $721.5 million under this plan. All of these shares were immediately retired upon repurchase and, therefore, were not included in treasury stock.

PERFORMANCE GRAPH
The graph below compares the yearly percentage change in the cumulative total return of Regions common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

	Cumulative Total Return
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Regions	$100.00	$93.08	$142.78	$175.55	$139.44	$185.87
S&P 500 Index	100.00	101.37	113.49	138.26	132.19	173.80
S&P 500 Banks Index	100.00	100.85	125.36	153.64	128.38	180.55

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
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2019 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
2019 Results
Regions reported net income from continuing operations available to common shareholders of $1.5 billion, or $1.50 per diluted share, in 2019 compared to net income available to common shareholders from continuing operations of $1.5 billion, or $1.36 per diluted share, in 2018.
Net interest income and other financing income (taxable-equivalent basis) totaled $3.8 billion in both 2019 and 2018. The net interest margin (taxable-equivalent basis) was 3.45 percent in 2019, reflecting a 3 basis point decrease from 2018. Net interest margin was negatively impacted by the remixing of lower yielding deposit products to higher yielding deposit products and debt instruments, as well as higher average loan balances. These factors were partially offset by the benefits from securities repositioning and favorable loan remixing.
The provision for loan losses totaled $387 million in 2019 compared to $229 million in 2018. The provision was higher than net charge-offs by $29 million in 2019. The increase in the provision for loan losses was driven primarily by higher average loan balances, higher net charge-offs, and an increase in classified loans. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Non-interest income from continuing operations was $2.1 billion in 2019 and compared to $2.0 billion in 2018. The increase was primarily driven by increases in service charges on deposit accounts, card and ATM fees, mortgage income, and other miscellaneous income. The increases were partially offset by a decrease in capital markets income and losses on sales of securities during 2019. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Non-interest expense from continuing operations was $3.5 billion in 2019 and $3.6 billion in 2018. The decrease was driven primarily by lower salaries and employee benefits, occupancy expense, professional, legal and regulatory expenses, as well as a reduction in FDIC insurance assessments. These decreases were partially offset by increases in branch consolidation charges and expenses related to the early extinguishment of debt. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
Regions' effective tax rate was 20.3 percent in 2019 compared to 19.8 percent in 2018.
For more information, refer to the following additional sections within this Form 10-K:

•	"Operating Results" section of MD&A

•	“Net Interest Income and Other Financing Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A

•	“Interest Rate Risk” discussion within “Risk Management” section of MD&A
Capital
Capital Actions
While Regions was not required to participate in the 2019 CCAR, Regions did submit its planned capital actions to the Federal Reserve which included increasing its quarterly common stock dividend from $0.14 per share to $0.155 per share beginning in the third quarter of 2019 and the execution of up to $1.370 billion in common share repurchases. The 2019 capital plan covers the period from the third quarter of 2019 through the second quarter of 2020. As of December 31, 2019, Regions had repurchased approximately 47.5 million shares of common stock at a total cost of approximately $721.5 million under this plan.
For more information, refer to the following additional sections within this Form 10-K:

•	“Stockholders’ Equity” discussion in MD&A

•	Note 15 "Stockholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements

Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules maintained the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2019, Regions’ Basel III Tier 1 capital and Total capital ratios were estimated to be 10.91% and 12.68%, respectively.
The Basel III Rules also officially defined CET1. Regions' Basel III CET1 ratio at December 31, 2019 was estimated to be 9.68%.
For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	"Regulatory Requirements" section of MD&A

•	Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements
Loan Portfolio and Credit
During 2019, total loans decreased by $189 million or 0.2 percent compared to 2018. The decrease was primarily driven by a decrease in the indirect vehicles portfolio of $1.2 billion, which reflects Regions' decision in January 2019 to discontinue its indirect auto lending business. Additionally, the home equity portfolio declined compared to 2018 due to continued payoffs and paydowns in excess of current year originations. These declines were partially offset by increases in the commercial and industrial and indirect-other consumer loan portfolios.
The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. In 2019, economic growth trends declined modestly compared to 2018, which resulted in lower market interest rates and muted loan growth during the year. However, labor market and housing market conditions were healthy over the course of 2019. Overall, economic growth is expected to continue to be moderate in 2020. Management’s expectation for 2020 adjusted average loan growth is in the low single digits consistent with the GDP forecast. Refer to the "Economic Environment in Regions' Banking Markets" section of MD&A for further discussion.
Net charge-offs totaled $358 million, or 0.43 percent of average loans, in 2019, compared to $323 million, or 0.40 percent in 2018, reflecting increased charge-offs in the commercial and industrial and indirect-other consumer loan portfolios. The allowance for loan losses was 1.05 percent of total loans, net of unearned income at December 31, 2019, an increase from 1.01 percent at December 31, 2018. The coverage ratio of allowance for loan losses to non-performing loans was 171 percent at December 31, 2019, compared to 169 percent at December 31, 2018.
For more information, refer to the following additional sections within this Form 10-K:

•	Adjusted Average Balances of Loans within the "Table 2 - GAAP-to-Non-GAAP Reconciliation"

•	"Portfolio Characteristics" section of MD&A

•	“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A

•	“Provision for Loan Losses” discussion within the “Operating Results” section of MD&A

•	“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A

•	Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements

•	Note 5 "Loans" to the consolidated financial statements

•	Note 6 "Allowance for Credit Losses" to the consolidated financial statements
Liquidity
At the end of 2019, Regions Bank had $2.5 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 85 percent. Cash and cash equivalents at the parent company totaled $1.9 billion. Regions' liquidity policy related to minimum holding company cash requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million.
At December 31, 2019, the Company’s borrowing capacity with the Federal Reserve was $16.9 billion based on available collateral. Borrowing availability with the FHLB was $17.5 billion based on available collateral at the same date. Debt securities of approximately $8.3 billion were pledged as of December 31, 2019, leaving approximately $14.2 billion of unencumbered liquid securities available for pledging. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time.

Regions is required to conduct liquidity stress testing and measure its available sources of liquidity against minimums as established through stress testing. Regions was fully compliant with those requirements as of year-end.
For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	“Short-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Long-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Regulatory Requirements” section of MD&A

•	“Liquidity” discussion within the “Risk Management” section of MD&A

•	Note 12 "Borrowings" to the consolidated financial statements
2020 Expectations
Selected management expectations for 2020 are noted below:

2020 Expectations
Category	Expectation
Full year adjusted average loan growth	Low single digits
Adjusted operating leverage	Positive
Net charge-offs / average loans	45-55 basis points
Effective tax rate	20%-22%
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2020 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2019 and 2018; in addition, financial information for prior years will also be presented when appropriate.
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
Recent Acquisitions
On May 31, 2019, Regions entered into an agreement to acquire Highland Associates, Inc., an institutional investment firm based in Birmingham, Alabama. The transaction closed on August 1, 2019.

Dispositions
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. (now Truist Insurance Holdings, Inc). The transaction closed on July 2, 2018. The gain associated with the transaction amounted to $281 million ($196 million after-tax).
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. and Regions Trust were not included in the sale; they are included in the Wealth Management segment.
Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. Other expenses related to the transaction are also included in discontinued operations. Refer to Note 3 "Discontinued Operations" and Note 24 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for further details.
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
See Note 23 "Business Segment Information" to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2019	2018	2017	2016	2015
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income, including other financing income	$4,639	$4,393	$3,987	$3,814	$3,601
Interest expense and depreciation expense on operating lease assets	894	658	448	416	296
Net interest income and other financing income	3,745	3,735	3,539	3,398	3,305
Provision for loan losses	387	229	150	262	241
Net interest income and other financing income after provision for loan losses	3,358	3,506	3,389	3,136	3,064
Non-interest income	2,116	2,019	1,962	2,011	1,937
Non-interest expense	3,489	3,570	3,491	3,483	3,478
Income from continuing operations before income taxes	1,985	1,955	1,860	1,664	1,523
Income tax expense	403	387	619	510	452
Income from continuing operations	1,582	1,568	1,241	1,154	1,071
Income (loss) from discontinued operations before income taxes	—	271	19	16	(15)
Income tax expense (benefit)	—	80	(3)	7	(6)
Income (loss) from discontinued operations, net of tax	—	191	22	9	(9)
Net income	$1,582	$1,759	$1,263	$1,163	$1,062
Net income from continuing operations available to common shareholders	$1,503	$1,504	$1,177	$1,090	$1,007
Net income available to common shareholders	$1,503	$1,695	$1,199	$1,099	$998
Earnings per common share from continuing operations – basic	$1.51	$1.38	$0.99	$0.87	$0.76
Earnings per common share from continuing operations – diluted	1.50	1.36	0.98	0.86	0.75
Earnings per common share – basic	1.51	1.55	1.01	0.87	0.75
Earnings per common share – diluted	1.50	1.54	1.00	0.87	0.75
Return on average common stockholders' equity - continuing operations (1)	10.06%	10.33%	7.42%	6.69%	6.27%
Return on average tangible common stockholders’ equity (non-GAAP) - continuing operations (1)(2)	14.91	15.59	10.80	9.61	9.04
Return on average assets - continuing operations (1)	1.26	1.27	1.00	0.92	0.88
BALANCE SHEET SUMMARY
As of December 31
Loans, net of unearned income	$82,963	$83,152	$79,947	$80,095	$81,162
Allowance for loan losses	(869)	(840)	(934)	(1,091)	(1,106)
Assets	126,240	125,688	124,294	125,968	126,050
Deposits	97,475	94,491	96,889	99,035	98,430
Long-term debt	7,879	12,424	8,132	7,763	8,349
Stockholders’ equity	16,295	15,090	16,192	16,664	16,844
Average balances
Loans, net of unearned income	$83,248	$80,692	$79,846	$81,333	$79,634
Assets	125,110	123,380	123,976	125,506	122,265
Deposits	94,413	94,438	97,341	97,921	96,890
Long-term debt	10,126	9,977	7,076	8,159	5,046
Stockholders’ equity	16,082	15,381	16,661	17,126	16,916
SELECTED RATIOS
Basel III common equity Tier 1 ratio (3)	9.68	9.90	11.05	11.21	10.93
Tier 1 capital (3)	10.91	10.68	11.86	11.98	11.65
Total capital (3)	12.68	12.46	13.78	14.15	13.88
Leverage capital (3)	9.65	9.32	10.01	10.20	10.25
Tangible common stockholders’ equity to tangible assets (non-GAAP) (2)	8.34	7.80	8.71	8.99	9.13
Efficiency ratio	58.99	61.50	62.44	63.42	65.42
Adjusted efficiency ratio (non-GAAP) (2)	58.03	59.26	61.35	62.46	64.08

	2019	2018	2017	2016	2015
	(In millions, except per share data)
COMMON STOCK DATA
Common equity book value per share	$15.65	$13.92	$13.55	$13.04	$12.35
Tangible common book value per share (non-GAAP)(2)	10.58	9.19	9.16	8.95	8.52
Market value at year-end	17.16	13.38	17.28	14.36	9.60
Total trading volume (shares)	2,782	3,044	3,704	5,241	4,243
Dividend payout ratio	39.24%	29.90%	31.48%	29.25%	30.76%
Stockholders of record at year-end (actual)	40,279	42,087	46,143	48,958	51,270
Weighted-average number of common shares outstanding
Basic	995	1,092	1,186	1,255	1,325
Diluted	999	1,102	1,198	1,261	1,334
________
(1) Due to the immaterial impact of the discontinued operations, the balance sheet has not been presented on a continuing operations basis.
(2) See Table 2 for GAAP to non-GAAP reconciliations.
(3) Current year Basel III common equity Tier 1, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average total loans”, “adjusted net interest margin”, “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common stockholders’ equity” on a consolidated and continuing operations basis, and end of period “tangible common stockholders’ equity”, and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results (management only)
•Presentations to investors of Company performance
Total average loans is presented (1) including the impact of the fourth quarter of 2018 reclassification of purchase cards to commercial and industrial loans from others assets, (2) excluding the impact of the first quarter 2018 residential first mortgage loan sale, and (3) excluding the indirect vehicles exit portfolio to arrive at adjusted average total loans (non-GAAP). Regions believes adjusting average total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.
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
The following tables provide: 1) a reconciliation of average total loans to adjusted average total loans (non-GAAP), 2) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 3) a reconciliation of net income available to common shareholders (GAAP) to net income available to common shareholders from continuing operations (GAAP) 4) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense from continuing operations (non-GAAP), 5) a reconciliation of net interest income and other financing income/margin, taxable equivalent basis (GAAP) to adjusted net interest income and other financing income/margin, taxable equivalent basis (non-GAAP), 6) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income from continuing operations (non-GAAP), 7) a computation of adjusted total revenue (non-GAAP), 8) a computation of the adjusted efficiency ratio (non-GAAP), 9) a computation of the adjusted fee income ratio (non-GAAP), and 10) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP).
Table 2—GAAP to Non-GAAP Reconciliation

	Year Ended December 31
	2019	2018	2017	2016	2015
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$83,248	$80,692	$79,846	$81,333	$79,634
Add: Purchasing card balances (1)	—	232	202	178	162
Less: Balances of residential first mortgage loans sold (2)	—	40	254	254	254
Less: Indirect—vehicles	2,421	3,217	3,660	4,103	3,828
Adjusted average total loans (non-GAAP)	$80,827	$77,667	$76,134	$77,154	$75,714

		Year Ended December 31
		2019	2018	2017	2016	2015
		(Dollars in millions, except per share data)
INCOME — CONSOLIDATED
Net income (GAAP)		$1,582	$1,759	$1,263	$1,163	$1,062
Preferred dividends (GAAP)		(79)	(64)	(64)	(64)	(64)
Net income available to common shareholders (GAAP)	A	$1,503	$1,695	$1,199	$1,099	$998
Income (loss) from discontinued operations, net of tax		—	191	22	9	(9)
Net income from continuing operations available to common shareholders (GAAP)	B	$1,503	$1,504	$1,177	$1,090	$1,007
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	C	$3,489	$3,570	$3,491	$3,483	$3,478
Adjustments:
Contribution to Regions Financial Corporation foundation		—	(60)	(40)	—	—
Professional, legal and regulatory expenses (3)		—	—	—	(3)	(48)
Branch consolidation, property and equipment charges		(25)	(11)	(22)	(58)	(56)
Expenses associated with residential mortgage loan sale		—	(4)	—	—	—
Loss on early extinguishment of debt		(16)	—	—	(14)	(43)
Salary and employee benefits—severance charges		(5)	(61)	(10)	(21)	(6)
Adjusted non-interest expense (non-GAAP)	D	$3,443	$3,434	$3,419	$3,387	$3,325
Net interest income and other financing income (GAAP)	E	$3,745	$3,735	$3,539	$3,398	$3,305
Reduction in leveraged lease interest income resulting from tax reform		—	—	6	—	—
Adjusted net interest income and other financing income (non-GAAP)	F	$3,745	$3,735	$3,545	$3,398	$3,305
Net interest income and other financing income (GAAP)		$3,745	$3,735	$3,539	$3,398	$3,305
Taxable-equivalent adjustment		53	51	90	84	75
Net interest income and other financing income, taxable-equivalent basis - continuing operations	G	3,798	3,786	3,629	3,482	3,380
Reduction in leveraged lease interest income resulting from Tax Reform		—	—	6	—	—
Adjusted net interest income and other financing income, taxable equivalent basis (non-GAAP)	H	$3,798	$3,786	$3,635	$3,482	$3,380
Net interest margin (GAAP) (4)		3.45%	3.50%	3.32%	3.14%	3.13%
Reduction in leveraged lease interest income resulting from Tax Reform		—	—	0.01	—	—
Adjusted net interest margin (non-GAAP)		3.45%	3.50%	3.33%	3.14%	3.13%
Non-interest income (GAAP)	I	$2,116	$2,019	$1,962	$2,011	$1,937
Adjustments:
Securities (gains) losses, net		28	(1)	(19)	(6)	(29)
Insurance proceeds (5)		—	—	—	(50)	(91)
Leveraged lease termination gains		(1)	(8)	(1)	(8)	(8)
Gain on sale of affordable housing residential mortgage loans (6)		(8)	—	(5)	(5)	—
Adjusted non-interest income (non-GAAP)	J	$2,135	$2,010	$1,937	$1,942	$1,809
Total revenue	E+I=K	$5,861	$5,754	$5,501	$5,409	$5,242
Adjusted total revenue (non-GAAP)	F+J=L	$5,880	$5,745	$5,482	$5,340	$5,114
Total revenue, taxable-equivalent basis	G+I=M	$5,914	$5,805	$5,591	$5,493	$5,317
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	H+J=N	$5,933	$5,796	$5,572	$5,424	$5,189
Efficiency ratio (GAAP)	C/M	58.99%	61.50%	62.44%	63.42%	65.42%
Adjusted efficiency ratio (non-GAAP)	D/N	58.03%	59.26%	61.35%	62.46%	64.08%
Fee income ratio (GAAP)	I/M	35.78%	34.78%	35.09%	36.62%	36.42%
Adjusted fee income ratio (non-GAAP)	J/N	36.00%	34.68%	34.80%	35.82%	34.87%

		Year Ended December 31
		2019	2018	2017	2016	2015
		(Dollars in millions, except share data)
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY — CONSOLIDATED
Average stockholders’ equity (GAAP)		$16,082	$15,381	$16,665	$17,126	$16,916
Less: Average intangible assets (GAAP)		4,943	5,010	5,103	5,125	5,099
Average deferred tax liability related to intangibles (GAAP)		(94)	(97)	(148)	(162)	(170)
Average preferred stock (GAAP)		1,151	820	820	820	848
Average tangible common stockholders’ equity (non-GAAP)	O	$10,082	$9,648	$10,890	$11,343	$11,139
Return on average tangible common stockholders’ equity (non-GAAP)	A/O	14.91%	17.57%	11.01%	9.69%	8.96%

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY — CONTINUING OPERATIONS
Average stockholders’ equity (GAAP) (7)		$16,082	$15,381	$16,665	$17,126	$16,916
Less: Average intangible assets (GAAP) (7)		4,943	5,010	5,103	5,125	5,099
Average deferred tax liability related to intangibles (GAAP) (7)		(94)	(97)	(148)	(162)	(170)
Average preferred stock (GAAP) (7)		1,151	820	820	820	848
Average tangible common stockholders’ equity (non-GAAP) (7)	P	$10,082	$9,648	$10,890	$11,343	$11,139
Return on average tangible common stockholders’ equity (non-GAAP)	B/P	14.91%	15.59%	10.80%	9.61%	9.04%
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending stockholders’ equity (GAAP)		$16,295	$15,090	$16,192	$16,664	$16,844
Less: Ending intangible assets (GAAP)		4,950	4,944	5,081	5,125	5,137
Ending deferred tax liability related to intangibles (GAAP)		(92)	(94)	(99)	(155)	(165)
Ending preferred stock (GAAP)		1,310	820	820	820	820
Ending tangible common stockholders’ equity (non-GAAP)	Q	$10,127	$9,420	$10,390	$10,874	$11,052
Ending total assets (GAAP)		$126,240	$125,688	$124,294	$125,968	$126,050
Less: Ending intangible assets (GAAP)		4,950	4,944	5,081	5,125	5,137
Ending deferred tax liability related to intangibles (GAAP)		(92)	(94)	(99)	(155)	(165)
Ending tangible assets (non-GAAP)	R	$121,382	$120,838	$119,312	$120,998	$121,078
End of period shares outstanding	S	957	1,025	1,134	1,215	1,297
Tangible common stockholders’ equity to tangible assets (non-GAAP)	Q/R	8.34%	7.80%	8.71%	8.99%	9.13%
Tangible common book value per share (non-GAAP)	Q/S	$10.58	$9.19	$9.16	$8.95	$8.52

 _________

(1)	On December 31, 2018, purchasing cards were reclassified to commercial and industrial loans from other assets.

(2)
Adjustments to average loan balances assume a simple day-weighted average impact for the year ended December 31, 2018, and are equal to the ending balance of the residential first mortgage loans sold for the prior periods.

(3)
Regions recorded $3 million and $50 million of contingent legal and regulatory accruals during the second quarter of 2016 and the second quarter of 2015, respectively, related to previously disclosed matters. Fourth quarter of 2014 accruals were settled in the second quarter of 2015 for $2 million less than originally estimated and a corresponding recovery was recognized.

(4)	Refer to Table 3 for computation of net interest margin.

(5)
Insurance proceeds recognized in the third quarter of 2016 are related to the previously disclosed settlement with the Department of Housing and Urban Development. Insurance proceeds recognized in 2015 are related to the settlement of the previously disclosed 2010 class-action lawsuit.

(6)
In the first quarter of 2019, the Company sold $167 million of affordable housing residential mortgage loans for a gain of $8 million. In the fourth quarter of 2016, the Company sold affordable housing residential mortgage loans to FHLMC for a $5 million gain. Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which was recognized during the second quarter of 2017.

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
Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the internal and external factors mentioned above. For pooled commercial and investor real estate accounts, a 5 percent increase in the PD for non-defaulted accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated inherent losses of approximately $39 million.

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
For further discussion of the allowance for credit losses, see Note 1 “Summary of Significant Accounting Policies” and Note 6 "Allowance for Credit Losses" to the consolidated financial statements.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.8 billion at both December 31, 2019 and 2018. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion).
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
The Company completed its annual goodwill impairment test as of October 1, 2019, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry. After assessing the totality of the events and circumstances, the Company determined that it is more likely than not that the fair value of the Corporate Bank, Consumer Bank, and Wealth Management reporting units exceed their respective carrying values. Therefore, Step One and Step Two of the goodwill impairment test were deemed unnecessary. Refer to Note 10 "Intangible Assets" to the consolidated financial statements for additional discussion of goodwill.
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a significant protraction in the current level of interest rates.
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
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $345 million at December 31, 2019. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2019 fair value of residential MSRs by approximately 7 percent ($24 million) and 14 percent ($48 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2019 fair value of residential MSRs by approximately 7 percent ($23 million) and 13 percent ($43 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 16 percent, would result in a decline in the value of the residential MSRs by approximately $12 million.
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
OPERATING RESULTS
NET INTEREST INCOME AND OTHER FINANCING INCOME AND NET INTEREST MARGIN
Net interest income and other financing income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income and other financing income (taxable-equivalent basis) increased $11 million in 2019 compared to 2018, driven primarily by higher short-term market interest rates, higher average loan balances, favorable loan remixing, and securities repositioning. The increases were largely offset by higher funding costs and the impact of lower long-term interest rates on asset pricing.
The net interest margin decreased to 3.45 percent in 2019 from 3.48 percent in 2018, as the increases in funding rates exceeded increases in yields on earning assets. This is primarily attributed to market interest rate dynamics, including the impact of remixing from lower yielding deposit products to higher yielding deposit products and debt instruments. Higher average loan balances also contributed to the decrease in net interest margin. Comparing 2019 to 2018, average earning asset yields were 20 basis points higher, while interest-bearing liability rates were 31 basis points higher. As a result, the net interest rate spread decreased 11 basis points to 3.04 percent in 2019 compared to 3.15 percent in 2018.
The Federal Reserve began to increase policy accommodation during 2019, through lowering its policy rate and resuming increases to its balance sheet. This, coupled with slowing global economic growth trends, resulted in decreases in long-term interest rates in 2019. Long-term interest rates are generally represented by the yield on the benchmark 10-year U.S. Treasury note. The average yield on the benchmark rate decreased to 2.14 percent in 2019, compared to 2.91 percent in 2018. However, the taxable investment securities portfolio, which contains significant residential fixed-rate exposure, increased in yield to 2.65 percent in 2019 from 2.50 percent in 2018. The yield increase was largely attributable to securities portfolio optimization strategies and reinvestment at higher long-term interest rate levels throughout 2018 and the first half of 2019. Specifically, the optimization strategies, which were completed in 2019, included reducing the overall size of the portfolio through a combination of sales and maturities of lower yielding securities as well as the repositioning of agency MBS into prepayment protected securities, primarily agency commercial MBS.
The loan portfolio also increased in yield to 4.69 percent in 2019 from 4.52 percent in 2018. The Company's loan yields are primarily influenced by short-term interest rates such as 30-day LIBOR. While short-term interest rates had declined by year-end, the 30-day LIBOR averaged 2.22 percent in 2019, compared to 2.02 percent in 2018. Reinvestment of fixed rate loans at higher long-term interest rates throughout 2018 and the first half of 2019 also contributed to the yield increase. Loan yields were also positively impacted by favorable remixing during 2019, including the intentional runoff of lower yielding auto loans, which were replaced by higher yielding unsecured consumer loans.
The Company's funding costs also increased in 2019 as compared to 2018. Deposit costs increased to 47 basis points for 2019 compared to 26 basis points for 2018. The increase was due primarily to higher short-term interest rates and portfolio remixing from lower yielding to higher yielding deposit products. The average long-term borrowing balance of $10 billion in 2019 was consistent with 2018. However, the cost on these borrowings increased 24 basis points, as the majority of Regions' long-term debt is effectively converted to floating rate debt through the execution of interest rate swaps. Shorter-term FHLB advances also repriced higher in 2019 as the majority of these borrowings are floating rate debt as well. See the "Borrowings" section in Management's Discussion and Analysis and Note 12 "Borrowings" to the consolidated financial statements for additional information.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis” presents a detail of net interest income and other financing income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2019			2018			2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$—	$—	—%	$1	$—	—%
Debt securities-taxable (1)	24,274	643	2.65	25,005	626	2.50	25,132	597	2.38
Loans held for sale	450	17	3.75	386	15	3.98	474	16	3.35
Loans, net of unearned income (2)(3)	83,248	3,919	4.69	80,692	3,664	4.52	79,846	3,318	4.14
Investment in operating leases, net	334	11	3.52	426	14	3.26	603	19	3.11
Other earning assets	1,868	59	3.10	2,465	70	2.84	3,274	53	1.60
Total earning assets	110,174	4,649	4.21	108,974	4,389	4.01	109,330	4,003	3.66
Unrealized gains/(losses) on debt securities available for sale, net	(5)			(742)			(115)
Allowance for loan losses	(857)			(863)			(1,062)
Cash and due from banks	1,895			1,975			1,899
Other non-earning assets	13,903			14,036			13,924
	$125,110			$123,380			$123,976
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$8,719	14	0.16	$8,838	14	0.16	$8,284	12	0.15
Interest-bearing checking	18,772	125	0.67	19,167	79	0.41	19,294	38	0.19
Money market	24,637	167	0.68	24,181	86	0.35	26,498	45	0.17
Time deposits	7,632	123	1.61	6,665	69	1.05	6,969	60	0.87
Other deposits	784	18	2.26	123	2	1.99	34	1	1.39
Total interest-bearing deposits (4)	60,544	447	0.74	58,974	250	0.42	61,079	156	0.26
Federal funds purchased and securities sold under agreements to repurchase	227	5	2.28	135	3	1.98	9	—	—
Short-term borrowings	2,014	48	2.35	1,262	27	2.15	439	5	1.06
Long-term borrowings	10,126	351	3.43	9,977	322	3.19	7,076	212	2.98
Total interest-bearing liabilities	72,911	851	1.17	70,348	602	0.86	68,603	373	0.54
Non-interest-bearing deposits (4)	33,869	—	—	35,464	—	—	36,262	—	—
Total funding sources	106,780	851	0.79	105,812	602	0.57	104,865	373	0.35
Net interest spread			3.04			3.15			3.11
Other liabilities	2,245			2,187			2,450
Stockholders’ equity	16,082			15,381			16,661
Noncontrolling Interest	3			—			—
	$125,110			$123,380			$123,976
Net interest income and other financing income/margin on a taxable-equivalent basis (5)		$3,798	3.45%		$3,787	3.48%		$3,630	3.32%
_______

(1)	Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $7 million, $21 million and $24 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-

bearing deposits. The rates for total deposit costs equal 0.47%, 0.26% and 0.16% for the years ended December 31, 2019, 2018 and 2017, respectively.

(5)
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for both December 31, 2019 and December 31, 2018 and 35% for December 31, 2017, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4—Volume and Yield/Rate Variances
Table 4 “Volume and Yield/Rate Variances” provides additional information with which to analyze the changes in net interest income and other financing income.

	2019 Compared to 2018			2018 Compared to 2017
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income including other financing income on:
Debt securities-taxable	$(19)	$36	$17	$(3)	$32	$29
Loans held for sale	3	(1)	2	(3)	2	(1)
Loans, including fees	117	138	255	36	310	346
Investment in operating leases, net	(4)	1	(3)	(6)	1	(5)
Other earning assets	(17)	6	(11)	(16)	33	17
Total earning assets	80	180	260	8	378	386
Interest expense on:
Savings	—	—	—	1	1	2
Interest-bearing checking	(2)	48	46	—	41	41
Money market	2	79	81	(4)	45	41
Time deposits	11	43	54	(3)	12	9
Other deposits	16	—	16	1	—	1
Total interest-bearing deposits	27	170	197	(5)	99	94
Federal funds purchased and securities sold under agreements to repurchase	2	—	2	—	3	3
Short-term borrowings	18	3	21	14	8	22
Long-term borrowings	5	24	29	94	16	110
Total interest-bearing liabilities	52	197	249	103	126	229
Increase (decrease) in net interest income and other financing income	$28	$(17)	$11	$(95)	$252	$157
______
Notes:

•
The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.

•
The computation of taxable-equivalent net interest income and other financing income is based on the statutory federal income tax rate of 21% for both December 31, 2019 and 2018 and 35% for December 31, 2017, adjusted for applicable state income taxes net of the related federal tax benefit.

The mix of earning assets can affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. Average earning assets in 2019 totaled $110.2 billion, an increase of $1.2 billion as compared to the prior year.
Average loans as a percentage of average earning assets was 76 percent and 74 percent in 2019 and 2018, respectively. The remaining categories of earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis”. The proportion of average earning assets to average total assets, which was 88 percent in both 2019 and 2018, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 66 percent in 2019 and 65 percent in 2018.

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the loan portfolio at the balance sheet date. During 2019, the provision for loan losses totaled $387 million and net charge-offs were $358 million. This compares to a provision for loan losses of $229 million and net charge-offs of $323 million in 2018.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 6 "Allowance for Credit Losses" to the consolidated financial statements.
NON-INTEREST INCOME
Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31			Change 2019 vs. 2018
	2019	2018	2017	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$729	$710	$683	$19	2.7%
Card and ATM fees	455	438	417	17	3.9%
Investment management and trust fee income	243	235	230	8	3.4%
Capital markets income	178	202	161	(24)	(11.9)%
Mortgage income	163	137	149	26	19.0%
Investment services fee income	79	71	60	8	11.3%
Bank-owned life insurance	78	65	81	13	20.0%
Commercial credit fee income	73	71	71	2	2.8%
Securities gains (losses), net	(28)	1	19	(29)	NM
Market value adjustments on employee benefit assets - defined benefit	5	(6)	—	11	NM
Market value adjustments on employee benefit assets - other	11	(5)	16	16	NM
Other miscellaneous income	130	100	75	30	30.0%
	$2,116	$2,019	$1,962	$97	4.8%
_______
NM- Not Meaningful

Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The increase in 2019 compared to 2018 was primarily due to continued customer account growth and increases in non-sufficient fund fee activity.
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in 2019 compared to 2018 was primarily the result of account growth and the related increases in commercial and consumer credit card interchange income and checkcard interchange income.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The decrease in 2019 compared to 2018 was primarily due to declines in merger and acquisition advisory services and commercial swap income. Negative market-related credit valuation adjustments tied to customer derivatives were $8 million higher in 2019, which drove the decline in commercial swap income. The decreases were partially offset by higher securities underwriting and placement fees.

Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in 2019 compared to 2018 was primarily driven by increases in mortgage production and sales and servicing income, partially offset by a reduction in the valuation of mortgage servicing rights. See Note 7 "Servicing of Financial Assets" to the consolidated financial statements for more information.
Bank-owned Life Insurance
Bank-owned life insurance increased in 2019 compared to 2018 primarily due to an increase in claims benefits throughout the year and favorable market valuation adjustments.
Securities Gains (Losses), net
Net securities gains (losses) primarily result from the Company's asset/liability management process. The net loss incurred during 2019 was primarily due to a securities portfolio optimization strategy which included repositioning MBS. See Table 7 "Debt Securities" section and Note 4 "Debt Securities" to the consolidated financial statements for more information.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits expense.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in 2019 compared to 2018 primarily due to an increase in commercial leasing income driven by less impairment charges on operating lease assets during 2019, a gain associated with the sale of affordable housing residential mortgage loans, and an increase in consumer merchant commission income. These items were partially offset by decreases in the values of low income housing investments in 2019 and net gains associated with the sale of certain low income housing investments in the first quarter of 2018.
NON-INTEREST EXPENSE
Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31			Change 2019 vs. 2018
	2019	2018	2017	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,916	$1,947	$1,874	$(31)	(1.6)%
Furniture and equipment expense	325	325	326	—	—%
Net occupancy expense	321	335	339	(14)	(4.2)%
Outside services	189	187	172	2	1.1%
Marketing	97	92	93	5	5.4%
Professional, legal and regulatory expenses	95	119	93	(24)	(20.2)%
Credit/checkcard expenses	68	57	50	11	19.3%
FDIC insurance assessments	48	85	108	(37)	(43.5)%
Branch consolidation, property and equipment charges	25	11	22	14	127.3%
Visa class B shares expense	14	10	19	4	40.0%
Provision (credit) for unfunded credit losses	(6)	(2)	(16)	(4)	NM
Loss on early extinguishment of debt	16	—	—	16	NM
Other miscellaneous expenses	381	404	411	(23)	(5.7)%
	$3,489	$3,570	$3,491	$(81)	(2.3)%
_______
NM- Not Meaningful

Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits decreased during 2019 compared to 2018 primarily due to lower severance costs and reduced headcount. Full-time equivalent headcount from continuing operations decreased to 19,564 at December 31, 2019 from 19,969 at December 31, 2018, reflecting the continuing impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Net Occupancy Expense
Net occupancy expense includes rent, depreciation, ad valorem taxes, utilities, insurance, and maintenance. Net occupancy expense decreased during 2019 compared to 2018 primarily due to occupancy optimization initiatives, including branch closures.
Professional, Legal and Regulatory Expenses
Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during 2019 compared to 2018 primarily due to lower consulting fees and a reduction in legal costs.
FDIC Insurance Assessments
FDIC insurance assessments decreased during 2019 compared to 2018 primarily due to the discontinuation of the FDIC assessment surcharge that was in place throughout the first nine months of 2018.
Branch Consolidation, Property and Equipment Charges
Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. Branch consolidation, property and equipment charges also include costs related to other occupancy optimization initiatives.
Visa Class B Shares Expense
Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to finalization of certain covered litigation. Visa class B shares expense increased during 2019 compared to 2018 as a result of increases in Visa's stock price and changes in the status of the covered litigation.
Provision (Credit) for Unfunded Credit Losses
Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments, which can fluctuate based on the amount of outstanding commitments and the level of risk associated with those commitments. A provision for unfunded credit losses is primarily due to increased volume and/or increased levels of estimated risk in commitments, while a (credit) for unfunded credit losses is primarily due to reduced volume and/or levels of estimated risk in commitments. Beginning in 2020, adjustments to the reserve for unfunded credit commitments will be included within the provision for credit losses.
Loss on Early Extinguishment of Debt
In 2019, Regions commenced a tender offer and received tenders for $740 million of its outstanding 3.20% senior notes due 2021, incurring a related early extinguishment pre-tax charge of approximately $16 million. See Note 12 "Borrowings" to the consolidated financial statements for additional information.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased during 2019 compared to 2018 primarily driven by a $60 million contribution to Regions' Financial Corporation charitable foundation that was made in 2018. This was partially offset by higher operational losses and an increase in non-service related pension costs associated with a lower discount rate.
INCOME TAXES
The Company’s income tax expense from continuing operations for the year ended 2019 was $403 million compared to income tax expense of $387 million for the same period in 2018, resulting in effective tax rates of 20.3 percent and 19.8 percent, respectively. The effective tax rate is lower in the prior period principally due to tax benefits recognized due to Tax Reform.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, bank-owned life insurance, tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-

based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At December 31, 2019, the Company reported a net deferred tax liability of $328 million compared to a net deferred asset of $20 million at December 31, 2018. The change from a net deferred tax asset to a net deferred tax liability was due principally to a change in the net market valuation adjustment related to available for sale securities and derivative instruments from a net loss to a net gain.
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

•
History of earnings - In 2019, the Company has continued its positive earnings trend with positive earnings from 2012 through 2019. There is no history of significant tax carryforwards expiring unused.

•
Reversals of taxable temporary differences - The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $718 million of deferred tax assets, which is significantly larger than the $461 deferred tax asset balance net of valuation allowance at December 31, 2019.

•	Creation of future taxable income - The Company has projected future taxable income that could offset excess deferred tax assets.

•	Ability to implement tax planning strategies - The Company has the ability to implement tax planning strategies such as asset sales to maximize the realization of deferred tax assets.
Based on this evaluative process, the Company established a valuation allowance in the amount of $32 million at December 31, 2019 and $30 million at December 31, 2018 because the Company believes that a portion of state net operating loss carryforwards will not be utilized. See Note 1 “Summary of Significant Accounting Policies” and Note 20 "Income Taxes" to the consolidated financial statements for additional information about income taxes.
DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. (now Truist Insurance Holdings, Inc). The transaction closed on July 2, 2018. On April 2, 2012, Morgan Keegan was sold.
Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements. The results from discontinued operations in 2019 were immaterial. Income from discontinued operations in 2018 included the gain associated with the sale of Regions Insurance Group, Inc. and affiliates of $281 million ($196 million after tax).
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
Cash and Cash Equivalents
At December 31, 2019, cash and cash equivalents totaled $4.1 billion compared to $3.5 billion at December 31, 2018. The increase was due primarily to an increase in cash on deposit with the FRB, as the result of normal day-to-day operating variations.
Debt Securities
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Regions’ investment policy emphasizes credit quality and liquidity. Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 94 percent of the investment portfolio at December 31, 2019. All other debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 6 percent of total debt securities at December 31, 2019. The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices.
The average life of the debt securities portfolio at December 31, 2019 was estimated to be 5.3 years, with a duration of approximately 4.2 years. These metrics compare with an estimated average life of 5.7 years, with a duration of approximately 4.2 years for the portfolio at December 31, 2018.

During 2019, the Company executed securities portfolio optimization strategies, which included reducing the overall size through a combination of maturities and sales, and repositioning the composition of the portfolio. The repositioning strategy consisted of the sale of primarily agency MBS that were lower yielding and reinvestment into higher-yielding prepayment protected securities, primarily agency commercial MBS, in an effort to reduce future net interest income and other financing income variability to the long end of the yield curve.
See Note 4 "Debt Securities" to the consolidated financial statements for additional information.
Table 7 “Debt Securities” details the carrying values of debt securities, including both available for sale and held to maturity.
Table 7—Debt Securities

	2019	2018	2017
	(In millions)
U.S. Treasury securities	$182	$280	$331
Federal agency securities	43	43	28
Mortgage-backed securities:
Residential agency	16,226	17,475	18,442
Residential non-agency	1	2	3
Commercial agency	5,388	4,466	4,361
Commercial non-agency	647	760	788
Corporate and other debt securities	1,451	1,185	1,108
	$23,938	$24,211	$25,061
Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Debt Securities” details the contractual maturities of debt securities, including held to maturity and available for sale, and the related weighted-average yields.
Table 8—Relative Contractual Maturities and Weighted-Average Yields for Debt Securities

	Debt Securities Maturing as of December 31, 2019
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
U.S. Treasury securities	$4	$161	$6	$11	$182
Federal agency securities	—	13	1	29	43
Mortgage-backed securities:
Residential agency	1	48	756	15,421	16,226
Residential non-agency	—	—	1	—	1
Commercial agency	57	884	3,981	466	5,388
Commercial non-agency	—	—	—	647	647
Corporate and other debt securities	75	936	425	15	1,451
	$137	$2,042	$5,170	$16,589	$23,938
Weighted-average yield (1)	2.62%	2.63%	2.64%	2.69%	2.68%
_________

(1)
The weighted-average yields are calculated on the basis of the yield to maturity based on the carrying value of each debt security. The yields presented in Table 3 are calculated based on the amortized cost of each debt security and yields earned throughout each year.

Loans Held For Sale
At December 31, 2019, loans held for sale totaled $637 million, consisting of $436 million of residential real estate mortgage loans, $188 million of commercial mortgage and other loans, and $13 million of non-performing loans. At December 31, 2018, loans held for sale totaled $304 million, consisting of $256 million of residential real estate mortgage loans, $38 million of commercial mortgage and other loans, and $10 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
Loans
GENERAL
Average loans, net of unearned income, represented 76 percent of average interest-earning assets for the year ended December 31, 2019, compared to 75 percent for the year ended December 31, 2018. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans).
Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class as of December 31 and Table 10 provides information on selected loan maturities as of December 31:

Table 9—Loan Portfolio

	2019	2018	2017	2016	2015
	(In millions, net of unearned income)
Commercial and industrial	$39,971	$39,282	$36,115	$35,012	$35,821
Commercial real estate mortgage—owner-occupied	5,537	5,549	6,193	6,867	7,538
Commercial real estate construction—owner-occupied	331	384	332	334	423
Total commercial	45,839	45,215	42,640	42,213	43,782
Commercial investor real estate mortgage	4,936	4,650	4,062	4,087	4,255
Commercial investor real estate construction	1,621	1,786	1,772	2,387	2,692
Total investor real estate	6,557	6,436	5,834	6,474	6,947
Residential first mortgage	14,485	14,276	14,061	13,440	12,811
Home equity	8,384	9,257	10,164	10,687	10,978
Indirect—vehicles	1,812	3,053	3,326	4,040	3,984
Indirect—other consumer	3,249	2,349	1,467	920	545
Consumer credit card	1,387	1,345	1,290	1,196	1,075
Other consumer	1,250	1,221	1,165	1,125	1,040
Total consumer	30,567	31,501	31,473	31,408	30,433
	$82,963	$83,152	$79,947	$80,095	$81,162

Table 10—Selected Loan Maturities

	Loans Maturing as of December 31, 2019 (1)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (2)	$5,646	$25,437	$8,646	$39,729
Commercial real estate mortgage—owner-occupied	520	2,258	2,759	5,537
Commercial real estate construction—owner-occupied	10	66	255	331
Total commercial	6,176	27,761	11,660	45,597
Commercial investor real estate mortgage	1,160	3,472	304	4,936
Commercial investor real estate construction	260	1,358	3	1,621
Total investor real estate	1,420	4,830	307	6,557
	$7,596	$32,591	$11,967	$52,154

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$4,992	$27,599
Due after five years	8,327	3,640
	$13,319	$31,239
_________
(1) Excludes consumer portfolio segment.
(2) Excludes $242 million of small business credit card accounts.
Loans, net of unearned income, totaled $83.0 billion at December 31, 2019, a decrease of $189 million from year-end 2018 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances increased year over year in the commercial and investor real estate portfolio segments but decreased in the consumer portfolio segment. Within the consumer portfolio segment, the year over year balance decline is attributable to Regions' decision in January 2019 to discontinue its indirect auto lending business and a decline in home equity loans.

PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from the 2018 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 5 "Loans" and Note 6 "Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $689 million or 2 percent since year-end 2018. The increase was broad-based across industry sectors and geographic markets, driven primarily by expansion of existing customer relationships and the addition of new relationships. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.

The following table provides detail of Regions' commercial portfolio balances in selected industries as of December 31:
Table 11—Selected Industry Exposure

	2019
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,402	$888	$2,290
Agriculture	456	225	681
Educational services	2,724	676	3,400
Energy	2,172	2,528	4,700
Financial services	4,588	4,257	8,845
Government and public sector	2,825	522	3,347
Healthcare	3,646	1,802	5,448
Information	1,394	847	2,241
Manufacturing	4,347	3,912	8,259
Professional, scientific and technical services	1,970	1,299	3,269
Real estate	7,067	7,224	14,291
Religious, leisure, personal and non-profit services	1,748	769	2,517
Restaurant, accommodation and lodging	1,780	420	2,200
Retail trade	2,439	2,039	4,478
Transportation and warehousing	1,885	1,250	3,135
Utilities	1,774	2,437	4,211
Wholesale goods	3,335	2,637	5,972
Other (1)	287	2,095	2,382
Total commercial	$45,839	$35,827	$81,666

	2018 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,353	$882	$2,235
Agriculture	550	235	785
Educational services	2,500	606	3,106
Energy	2,275	2,408	4,683
Financial services	4,063	3,670	7,733
Government and public sector	2,826	506	3,332
Healthcare	3,854	1,869	5,723
Information	1,446	1,002	2,448
Manufacturing	4,543	4,061	8,604
Professional, scientific and technical services	1,730	1,434	3,164
Real estate	6,696	6,567	13,263
Religious, leisure, personal and non-profit services	1,735	766	2,501
Restaurant, accommodation and lodging	2,071	590	2,661
Retail trade	2,362	2,267	4,629
Transportation and warehousing	1,869	974	2,843
Utilities	1,729	2,287	4,016
Wholesale goods	3,356	2,549	5,905
Other (1)	257	2,458	2,715
Total commercial	$45,215	$35,131	$80,346

_______

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $121 million in comparison to 2018 year-end balances. Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. The balance as of December 31, 2019 increased $209 million in comparison to 2018 year-end balances. Partially offsetting this increase was the first quarter 2019 sale of $167 million of affordable housing residential mortgage loans, which generated an $8 million pre-tax gain. Approximately $3.1 billion in new loan originations were retained on the balance sheet through the year ended 2019.
Home Equity
Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their homes. The home equity portfolio declined by $873 million in comparison to 2018 year-end balances. The decline in the home equity portfolio year-over-year was due to continued payoffs and paydowns exceeding production during the year. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2019. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2020	$100	1.88%	$76	1.43%	$176
2021	104	1.96	93	1.76	197
2022	115	2.17	110	2.08	225
2023	144	2.72	125	2.36	269
2024	203	3.82	162	3.06	365
2025-2029	2,123	40.07	1,941	36.61	4,064
2030-2034	—	0.01	1	0.01	1
Thereafter	2	0.03	1	0.03	3
Total	$2,791	52.66%	$2,509	47.34%	$5,300
Of the $8.4 billion home equity portfolio at December 31, 2019, approximately $5.3 billion were home equity lines of credit and $3.1 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, home equity lines of credit had a 20-year repayment term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
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
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2019			December 31, 2018
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$32	$17	$23	$64	$28	$52
80% - 100%	1,745	125	237	1,720	168	346
Below 80%	12,438	5,390	2,447	12,117	5,852	2,627
Data not available	270	49	96	375	66	118
	$14,485	$5,581	$2,803	$14,276	$6,114	$3,143

Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio decreased $1.2 billion from year-end 2018 due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business due to margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio class increased $900 million from year-end 2018, primarily due to continued growth in existing arrangements with third parties. The Company exited a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances increased $42 million from year-end 2018.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $29 million from year-end 2018.
Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 5 percent of the combined portfolios for both December 31, 2019 and December 31, 2018.
Table 14—Estimated Current FICO Score Ranges

	December 31, 2019
	Residential First Mortgage	Home Equity		Indirect-Vehicles	Indirect-Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$715	$239	$127	$204	$81	$110	$71
620 - 680	738	389	210	191	255	238	152
681 - 720	1,237	617	326	211	596	288	227
Above 720	11,498	4,216	2,094	1,170	2,189	744	718
Data not available	297	120	46	36	128	7	82
	$14,485	$5,581	$2,803	$1,812	$3,249	$1,387	$1,250

	December 31, 2018
	Residential First Mortgage	Home Equity		Indirect - Vehicles	Indirect-Other Consumer	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$700	$239	$142	$272	$56	$98	$69
620 - 680	747	429	259	332	212	229	148
681 - 720	1,270	708	376	384	405	288	223
Above 720	11,104	4,610	2,316	1,992	1,474	721	704
Data not available	455	128	50	73	202	9	77
	$14,276	$6,114	$3,143	$3,053	$2,349	$1,345	$1,221
Allowance for Credit Losses
The allowance for credit losses ("allowance") consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. The allowance for loan losses totaled $869 million at December 31, 2019 compared to $840 million at December 31, 2018. The allowance for loan losses as a percentage of net loans increased to 1.05 percent as of December 31, 2019 from 1.01 percent at December 31, 2018, reflecting an increase in classified loans.
The provision for loan losses increased from $229 million in 2018 to $387 million in 2019. During 2018, lower than anticipated losses associated with certain 2017 hurricanes resulted in the release of the Company's $40 million hurricane-specific loan loss allowance, and the sale of $254 million in residential first mortgage loans consisting primarily of performing troubled debt restructured loans resulted in a $16 million net reduction to the provision for loan losses. Both of these factors, combined with broad-based improved credit metrics, resulted in a lower provision for loan losses for 2018. Contributing to the increase in the provision for loan losses during 2019 were higher average loan balances due to loan growth in the first quarter of 2019, higher net charge-offs, and an increase in classified loans. The provision for loan losses was higher than net charge-offs for 2019 by approximately $29 million. Net charge-offs for 2019 were approximately $35 million higher as compared to 2018.
Management expects that net loan charge-offs will be in the 0.45 percent to 0.55 percent range for 2020; based on recent trends and current market conditions. Economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations will impact the future levels of net charge-offs and may result in volatility in certain credit metrics. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility.
Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 15 “Allowance for Credit Losses.”

The table below summarizes activity in the allowance for credit losses for the years ended December 31:
Table 15—Allowance for Credit Losses

	2019	2018	2017	2016	2015
	(Dollars in millions)
Allowance for loan losses at January 1	$840	$934	$1,091	$1,106	$1,103
Loans charged-off:
Commercial and industrial	138	130	159	120	130
Commercial real estate mortgage—owner-occupied	11	18	17	22	24
Commercial real estate construction—owner-occupied	1	—	—	1	—
Commercial investor real estate mortgage	1	9	2	2	15
Commercial investor real estate construction	—	—	—	—	—
Residential first mortgage	4	14	11	15	26
Home equity	26	31	35	56	68
Indirect—vehicles	28	38	49	51	41
Indirect—other consumer	77	48	32	15	—
Consumer credit card	67	61	54	42	37
Other consumer	90	84	75	74	62
	443	433	434	398	403
Recoveries of loans previously charged-off:
Commercial and industrial	24	37	33	32	51
Commercial real estate mortgage—owner-occupied	5	8	9	11	16
Commercial real estate construction—owner-occupied	—	—	—	—	—
Commercial investor real estate mortgage	3	5	21	10	16
Commercial investor real estate construction	1	3	2	3	11
Residential first mortgage	3	6	4	3	8
Home equity	16	17	21	26	28
Indirect—vehicles	12	15	18	18	15
Indirect—other consumer	—	—	2	1	—
Consumer credit card	9	7	6	6	6
Other consumer	12	12	11	11	14
	85	110	127	121	165
Net charge-offs (recoveries):
Commercial and industrial	114	93	126	88	79
Commercial real estate mortgage—owner-occupied	6	10	8	11	8
Commercial real estate construction—owner-occupied	1	—	—	1	—
Commercial investor real estate mortgage	(2)	4	(19)	(8)	(1)
Commercial investor real estate construction	(1)	(3)	(2)	(3)	(11)
Residential first mortgage	1	8	7	12	18
Home equity	10	14	14	30	40
Indirect—vehicles	16	23	31	33	26
Indirect—other consumer	77	48	30	14	—
Consumer credit card	58	54	48	36	31
Other consumer	78	72	64	63	48
	358	323	307	277	238
Provision for loan losses	387	229	150	262	241
Allowance for loan losses at December 31	$869	$840	$934	$1,091	$1,106
Reserve for unfunded credit commitments at January 1	$51	$53	$69	$52	$65
Provision (credit) for unfunded credit losses	(6)	(2)	(16)	17	(13)
Reserve for unfunded credit commitments at December 31	$45	$51	$53	$69	$52
Allowance for credit losses at December 31	$914	$891	$987	$1,160	$1,158
Loans, net of unearned income, outstanding at end of period	$82,963	$83,152	$79,947	$80,095	$81,162
Average loans, net of unearned income, outstanding for the period	$83,248	$80,692	$79,846	$81,333	$79,634
Ratios:
Allowance for loan losses to loans, net of unearned income	1.05%	1.01%	1.17%	1.36%	1.36%
Allowance for loan losses to non-performing loans, excluding loans held for sale	171%	169%	144%	110%	141%
Net charge-offs as percentage of average loans, net of unearned income	0.43%	0.40%	0.38%	0.34%	0.30%

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:
Table 16—Allocation of the Allowance for Loan Losses

	2019		2018		2017		2016		2015
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$442	48.2%	$421	47.2%	$455	45.2%	$585	43.7%	$549	44.1%
Commercial real estate mortgage—owner-occupied	86	6.7	91	6.7	127	7.7	161	8.6	200	9.3
Commercial real estate construction—owner-occupied	9	0.4	8	0.5	9	0.4	7	0.4	9	0.5
Total commercial	537	55.3	520	54.4	591	53.3	753	52.7	758	53.9
Commercial investor real estate mortgage	30	5.9	42	5.6	42	5.1	54	5.1	69	5.3
Commercial investor real estate construction	15	2.0	16	2.1	22	2.2	31	3.0	28	3.3
Total investor real estate	45	7.9	58	7.7	64	7.3	85	8.1	97	8.6
Residential first mortgage	37	17.5	37	17.2	62	17.6	68	16.8	77	15.8
Home equity	27	10.1	29	11.1	40	12.7	45	13.3	67	13.5
Indirect—vehicles	13	2.2	26	3.7	34	4.2	39	5.0	33	4.9
Indirect—other consumer	91	3.9	61	2.8	34	1.8	15	1.2	5	0.7
Consumer credit card	69	1.7	67	1.6	66	1.6	45	1.5	40	1.3
Other consumer	50	1.4	42	1.5	43	1.5	41	1.4	29	1.3
Total consumer	287	36.8	262	37.9	279	39.4	253	39.2	251	37.5
	$869	100.0%	$840	100.0%	$934	100.0%	$1,091	100.0%	$1,106	100.0%

CECL Adoption
On January 1, 2020, the Company adopted a new accounting standard, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. Upon the adoption of CECL, the allowance is intended to cover expected credit losses over the contractual life of loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and R&S forecasts that affect the collectability of the reported asset amount. During the R&S forecast period, Regions incorporated forward-looking information by utilizing its internally formulated and approved "base" economic scenario. The scenario was developed by the Chief Economist and approved by the Scenario Design Committee. The approved economic forecast considered market forward/consensus information and was consistent with Regions' organization-wide economic outlook. Regions utilized a two year R&S forecast period for all portfolio segments, which closely aligned with other internal forecast periods. Key macroeconomic factors that Regions utilized over the two year R&S forecast period are as follows:

•	Unemployment rates between 3.3% and 3.7%

•	Real GDP, annualized percent change between 1.3% and 2.0%

•	10 year US Treasury rates between 1.8% and 1.9%

•	US Federal Funds rates between 1.3% and 1.6%

•	CPI year-over-year change between 1.8% and 2.1%

•	Core logic HPI approximately 3% increase per year
See the "Economic Environment in Regions' Banking Markets" section found later in the Credit Risk section of this report for further discussion of the current U.S. economic environment and its influence to Regions' credit performance.
For periods beyond which Regions utilized R&S forecasts, Regions reverted to historical credit loss information. Regions reverts to TTC loss rates derived from taking the simple average of all historical quarterly observations for PD, LGD, EAD and prepayment rates. The mean reversion rate represents the weighted-average of forecasted R&S and TTC rates, with the weight increasing exponentially over time. The reversion periods for classes of commercial and investor real estate loans were six months to two years and the reversion periods for classes of consumer loans were between two and four years. The length of the reversion period differed by portfolio segment depending on the time it takes for charge-off rates to revert to the long-term average. Regions may adjust any and/or all of the factors discussed above in future periods.
These assumptions and estimates will be monitored and challenged by appropriate corporate governance.
The CECL allowance is measured on a collective (pool) basis when similar risk characteristics exist. The allowance is calculated for most portfolios and classes using econometric models. Loans that do not share risk characteristics are evaluated on an individual basis. While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Regions adjusts the modeled allowance considering quantitative and qualitative factors which may not be directly measured in the modeled calculations. Regions' qualitative framework provides for specific model adjustments and general imprecision adjustments. Specific model adjustments capture specific issues or events that are not adequately captured in model outcomes. General imprecision adjustments address other sources of imprecision that are not separately identifiable or quantifiable and have not been captured by a specific model adjustment.
The table below summarizes the estimated allowance by portfolio segment upon adoption of CECL as compared to prior to adoption. The CECL estimate is based upon an increase of approximately $500 million at adoption.
Table 17—Allocation of the Allowance for Loan Losses by Portfolio Segment

		December 31, 2019		January 1, 2020
	(Dollars in millions)
	Balance outstanding December 31, 2019	ACL	ACL to Loans	ACL	ACL to Loans	$ Change
Commercial	$45,839	$578	1.26%	$609	1.33%	$31
Investor real estate	6,557	49	0.75	70	1.07	21
Consumer	30,567	287	0.94	735	2.40	448
	$82,963	$914	1.10%	$1,414	1.70%	$500
As shown in the table above, the estimated increase in the allowance at adoption of CECL was primarily the result of significant increases within the consumer portfolio segment. Classes within the consumer segment that were most impacted include residential first mortgages, home equity and indirect-other consumer. The impact to the residential first mortgage and home equity classes is mainly driven by their longer time to maturity. Additionally, a significant portion of the indirect-other consumer class is unsecured lending through third parties which yield higher loss rates. Under CECL, these higher loss rates compounded over a life of loan estimate result in a significantly larger allowance estimate.
Regions' CECL estimate is sensitive to a number of factors, which may differ depending on the portfolio or class. Changes in economic conditions or in Regions' assumptions and estimates could affect its estimate of expected losses. Regions used its best judgment to assess economic conditions and loss data in estimating the CECL allowance and these estimates are subject to periodic refinement based on changes in underlying external or internal data.
For further information on the estimated impact upon adoption of CECL, see Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements.
TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. Residential first mortgage, home equity, consumer credit card and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modifications were offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. More detailed information is included in Note 6 "Allowance for Credit Losses" to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods ending December 31:

Table 18—Troubled Debt Restructurings

	2019		2018
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$106	$15	$108	$17
Investor real estate	32	3	14	1
Residential first mortgage	177	18	170	16
Home equity	151	7	189	6
Consumer credit card	1	—	1	—
Other consumer	4	—	6	—
	471	43	488	40
Non-accrual status or 90 days past due and still accruing:
Commercial	139	20	183	18
Investor real estate	1	—	5	—
Residential first mortgage	40	4	38	4
Home equity	8	—	15	—
	188	24	241	22
Total TDRs - Loans	$659	$67	$729	$62

TDRs- Held For Sale	1	—	5	—
Total TDRs	$660	$67	$734	$62
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
For the consumer portfolio, changes in TDRs are primarily due to additions from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP as detailed in Note 6"Allowance for Credit Losses" to the consolidated financial statements. Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.
Table 19—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2019		2018
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of year	$291	$19	$347	$91
Additions	192	13	360	59
Charge-offs	(33)	—	(46)	—
Other activity, inclusive of payments and removals(1)	(205)	1	(370)	(131)
Balance, end of year	$245	$33	$291	$19

_________

(1)
The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $6 million of commercial loans and $1 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2019. During 2018, $31 million of commercial loans and $35 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 20—Non-Performing Assets

	2019	2018	2017	2016	2015
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$347	$307	$404	$623	$325
Commercial real estate mortgage—owner-occupied	73	67	118	210	268
Commercial real estate construction—owner-occupied	11	8	6	3	2
Total commercial	431	382	528	836	595
Commercial investor real estate mortgage	2	11	5	17	31
Commercial investor real estate construction	—	—	1	—	—
Total investor real estate	2	11	6	17	31
Residential first mortgage	27	40	47	50	63
Home equity	47	63	69	92	93
Total consumer	74	103	116	142	156
Total non-performing loans, excluding loans held for sale	507	496	650	995	782
Non-performing loans held for sale	13	10	17	13	38
Total non-performing loans(1)	520	506	667	1,008	820
Foreclosed properties	53	52	73	90	100
Non-marketable investments received in foreclosure	5	8	—	—	—
Total non-performing assets(1)	$578	$566	$740	$1,098	$920
Accruing loans 90 days past due:
Commercial and industrial	$11	$8	$4	$6	$9
Commercial real estate mortgage—owner-occupied	1	—	1	2	3
Total commercial	12	8	5	8	12
Commercial investor real estate mortgage	—	—	1	—	4
Total investor real estate	—	—	1	—	4
Residential first mortgage(2)	70	66	92	99	113
Home equity	42	34	37	33	59
Indirect—vehicles	7	9	9	10	9
Indirect—other consumer	3	1	—	—	—
Consumer credit card	19	20	19	15	12
Other consumer	5	5	4	5	4
Total consumer	146	135	161	162	197
	$158	$143	$167	$170	$213
Restructured loans not included in the categories above	$471	$488	$945	$1,010	$1,039
Non-performing loans(1) to loans and non-performing loans held for sale	0.63%	0.61%	0.83%	1.26%	1.01%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	0.70%	0.68%	0.92%	1.37%	1.13%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $66 million at December 31, 2019, $84 million at December 31, 2018, $124 million at December 31, 2017, $113 million at December 31, 2016 and $107 million at December 31, 2015.

Non-performing loans increased slightly during 2019 driven by increases in the administrative, support, waste and repair, manufacturing, and retail trade industries.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
At December 31, 2019, Regions had approximately $130 million to $210 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter.
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
The majority of the loans on which the potential problem loan estimate is based are considered criticized and classified. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 6 "Allowance for Credit Losses" to the consolidated financial statements.
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 21—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$382	$11	$103	$496
Additions	469	4	—	473
Net payments/other activity	(206)	(8)	(29)	(243)
Return to accrual	(19)	(3)	—	(22)
Charge-offs on non-accrual loans(2)	(126)	(1)	—	(127)
Transfers to held for sale(3)	(43)	(1)	—	(44)
Transfers to foreclosed properties	(6)	—	—	(6)
Sales	(20)	—	—	(20)
Balance at end of year	$431	$2	$74	$507

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2018
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$528	$6	$116	$650
Additions	341	26	—	367
Net payments/other activity	(266)	—	(10)	(276)
Return to accrual	(41)	(2)	—	(43)
Charge-offs on non-accrual loans(2)	(136)	(9)	—	(145)
Transfers to held for sale(3)	(36)	(1)	(3)	(40)
Transfers to foreclosed properties	(3)	—	—	(3)
Sales	(5)	(9)	—	(14)
Balance at end of year	$382	$11	$103	$496

________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $11 million and $12 million recorded upon transfer for the years ended December 31, 2019 and 2018, respectively.
Other Earning Assets
Other earning assets consist primarily of FRB and FHLB stock, marketable equity securities and operating lease assets . The balance at December 31, 2019 totaled $1.5 billion compared to $1.7 billion at December 31, 2018. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information.
Goodwill
Goodwill totaled $4.8 billion at both December 31, 2019 and 2018. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 10 "Intangible Assets" to the consolidated financial statements for the methodologies and assumptions used in the goodwill impairment analysis.
Residential Mortgage Servicing Rights at Fair Value
Residential MSRs decreased approximately $73 million from December 31, 2018 to December 31, 2019. The year-over-year decrease is primarily due to lower purchases of servicing rights during 2019 and a decline resulting from changes in valuation inputs or assumptions. An analysis of residential MSRs is presented in Note 7 "Servicing of Financial Assets" to the consolidated financial statements.
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
Deposits are Regions’ primary source of funds, providing funding for 86 percent of average earning assets in 2019 and 87 percent of average earning assets in 2018. Table 22 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2019 increased approximately $3.0 billion compared to year-end 2018 levels. The increase in deposits was primarily driven by increases in corporate treasury other deposits, money market accounts, interest-bearing transaction accounts and time deposits. These increases were partially offset by decreases in non-interest-bearing demand, savings, and to a lesser extent, corporate treasury time deposits.
Deposit costs increased to 47 basis points for 2019, compared to 26 basis points for 2018 and 16 basis points for 2017. The rate paid on interest-bearing deposits increased to 0.74 percent in 2019 compared to 0.42 percent for 2018 and 0.26 percent for 2017. The increases are largely due to portfolio remixing, resulting from the rise of short-term rates in late 2018 that remained elevated during the first half of 2019. The portfolio remixing stabilized in late 2019 as the FOMC reduced its short-term policy rate. Low deposit costs are driven primarily by the composition of the Company's deposit base, which includes a significant amount of low-cost, and relatively small account balance consumer and private wealth deposits. The deposit base composition is a key component of the Company's franchise value.
The following table summarizes deposits by category as of December 31:

Table 22—Deposits

	2019	2018	2017
	(In millions)
Non-interest-bearing demand	$34,113	$35,053	$36,127
Savings	8,640	8,788	8,413
Interest-bearing transaction	20,046	19,175	20,161
Money market—domestic	25,326	24,111	25,306
Money market—foreign	—	—	23
Time deposits	7,442	7,122	6,831
Customer deposits	95,567	94,249	96,861
Corporate treasury time deposits	108	242	28
Corporate treasury other deposits	1,800	—	—
	$97,475	$94,491	$96,889
Non-interest-bearing demand deposits decreased $940 million to $34.1 billion at year-end 2019 due primarily to commercial customers using liquidity to pay down debt or invest in their businesses, as well as portfolio remixing. Non-interest-bearing deposits accounted for approximately 35 percent of total deposits for 2019 compared to 37 percent for 2018.
Interest-bearing transaction accounts increased $871 million to $20.0 billion due to the offering of higher rates, which resulted in portfolio remixing. Interest-bearing transaction deposits accounted for approximately 21 percent of total deposits for 2019 compared to 20 percent for 2018.
Domestic money market accounts increased $1.2 billion to $25.3 billion at year-end 2019 due to the offering of higher rates, portfolio remixing, and overall account growth. Domestic money market accounts accounted for approximately 26 percent of total deposits at both year-end 2019 and 2018.
Included in time deposits are certificates of deposit and individual retirement accounts. The balance of time deposits increased $320 million in 2019 to $7.4 billion compared to $7.1 billion in 2018 due primarily to higher rates being offered on certificates of deposit accounts and customer preference, which drove portfolio remixing and account growth. Time deposits accounted for 8 percent of total deposits in both 2019 and 2018. See Table 23 “Maturity of Time Deposits of $100,000 or More” for maturity information.
Corporate treasury other deposits consist of balances managed by Corporate Treasury, including Eurodollar deposits and selected deposits.
Table 23—Maturity of Time Deposits of $100,000 or More

	2019	2018
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$1,226	$957
Over 3 through 6 months	372	387
Over 6 through 12 months	1,018	595
Over 12 months	1,034	1,578
	$3,650	$3,517
Borrowings
Short-Term Borrowings
Short-term borrowings, which consist of FHLB advances, totaled $2.1 billion at December 31, 2019 as compared to $1.6 billion at December 31, 2018. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized. The increase in 2019 was partially offset by a decline in long-term borrowings related primarily to maturities of long-term FHLB advances.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy.
The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Long-Term Borrowings
Total long-term borrowings decreased approximately $4.5 billion to $7.9 billion at December 31, 2019. The decrease was primarily due to a $4.4 billion decrease in FHLB advances. Additionally, Regions tendered approximately $740 million of its senior notes. Offsetting these decreases was an issuance of $500 million of senior notes.
See Note 12 "Borrowings" to the consolidated financial statements for further discussion of both short-term and long-term borrowings.

Ratings
Table 24 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2019 and 2018.
Table 24—Credit Ratings

As of December 31, 2019
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Positive	Stable

As of December 31, 2018
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F2	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Stable	Stable
_________
N/A - not applicable.
On December 9, 2019 Fitch Ratings revised the outlook for Regions Financial Corporation, and its subsidiary, Regions Bank to Positive from Stable. The positive outlook reflects the Company's improved asset quality levels, risk appetite and strategy.
On July 31, 2019, Fitch Ratings upgraded its short-term default rating for Regions Bank and Regions Financial Corporation to F1 from F2. Fitch also upgraded its short-term deposit rating for Regions Bank to F1 from F2. Fitch attributed the upgrade to changes in its short-term ratings criteria, while also referencing the Company’s robust liquidity management and funding profile. Furthermore, Fitch viewed the Company’s liquidity stress testing process as supportive of the rating given the measurement and monitoring of liquidity outflow coverage under various stress scenarios and time horizons.
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

Stockholders' Equity
Stockholders’ equity was $16.3 billion at December 31, 2019 as compared to $15.1 billion at December 31, 2018. During 2019, net income increased stockholders’ equity by $1.6 billion. Cash dividends on common stock and cash dividends on preferred stock reduced stockholders' equity by $582 million and $79 million, respectively. Common stock repurchased during 2019 reduced stockholders' equity by $1.1 billion. These shares were immediately retired and therefore are not included in treasury stock. Changes in accumulated other comprehensive income increased stockholders' equity by $874 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during 2019. Furthermore, during the second quarter of 2019 the Company issued Series C Preferred Stock, which increased stockholders' equity by $490 million.
During the second quarter of 2019, the Board authorized the repurchase of up to $1.37 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020.
See Note 15 "Stockholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional information.
REGULATORY REQUIREMENTS
CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and selected off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. See Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements for a tabular presentation of the applicable holding company and bank regulatory capital requirements.
Under the Basel III Rules, Regions is designated as a standardized approach bank and, as such, began transitioning to the Basel III Rules in January 2015 subject to a phase-in period extending to January 2019. The Basel III Rules are now fully phased in, other than deductions and adjustments as described below, and among other things, (i) impose a capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Basel III Rules also prescribe a standardized approach for risk-weightings of assets and off-balance sheet exposures to derive the capital ratios.
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
The Basel III Rules provide for a number of deductions from and adjustments to CET1. For example, goodwill and selected other intangible assets, and disallowed deferred tax assets are deducted. MSRs, certain other deferred tax assets and significant investments in non-consolidated financial entities are also deducted from CET1 if they exceed defined thresholds. Under the Basel III Rules, the effects of certain accumulated other comprehensive items are included; however, standardized approach banking organizations, including Regions and Regions Bank, were allowed to make a one-time permanent election to exclude these items. Regions and Regions Bank made this election in order to avoid significant variations in the level of capital, including the impact of interest rate fluctuations on the fair value of their securities portfolios.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was to be phased in over a 4-year period, beginning at 40% on January 1, 2015 and an additional 20% per year thereafter. In July 2019, the federal banking agencies finalized a rule to revise and simplify the capital treatment of selected categories of deferred tax assets, MSRs, investments in non-consolidated financial entities and minority interests for banking organizations, such as Regions and Regions Bank, that are not subject to the advanced approach. In November 2019, federal banking agencies also adopted rules that change the capital treatment of high volatility commercial real estate loans under the standardized approach, which increases regulatory capital ratios for some standardized approach banking organizations such as Regions by changing the definition of these real estate loans. Regions will fully implement these changes during the second quarter of 2020.
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
On April 10, 2018, the federal banking agencies issued a proposal to simplify capital rules for large banks. The proposal introduces a SCB, which would replace the existing capital conservation buffer and incorporate forward-looking stress test results into non-stress capital requirements. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s supervisory stress tests and would also include four quarters of planned common stock dividends. Details of this proposal are discussed under the “Supervision and Regulation—Comprehensive Capital Analysis and Review and Stress Testing” section of the “Business” section of this Annual Report on Form 10-K. Although the proposal, if adopted, would change the way in which the minimum capital ratios are calculated, institutions would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.
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
EGRRCPA was enacted on May 24, 2018, and makes limited amendments to the Dodd-Frank Act as well as modifications to other post-crisis regulatory requirements. As a result of EGRRCPA, Regions is no longer subject to company-run stress testing requirements and changes Regions’ supervisory stress testing cycle from annual to biennial. In October 2019, the federal banking agencies finalized rules that would tailor the application of enhanced prudential standards per the EGRRCPA and would assign each institution with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five risk-based indicators. Regions is a “Category IV” institution. Broader discussion of the impact of EGRRCPA on Regions and Regions Bank is included under the “Supervision and Regulation” section of the “Business” section of this Annual Report on Form 10-K.
In February 2019, the Federal Reserve provided relief to BHCs with assets between $100 billion and $250 billion, including Regions, in the form of a one-year extension to the requirement to submit a capital plan to the Federal Reserve. Thus, Regions must submit a capital plan to the Federal Reserve by April 6, 2020. In addition, Regions was not subject to the supervisory capital stress testing or the company-run capital stress testing requirements for 2019, but will be subject to supervisory capital stress testing for 2020. However, Regions is still required to maintain a capital plan that is reviewed and approved by Regions’ Board of Directors. Furthermore, while Regions was not required to submit a full capital plan to the Federal Reserve in 2019, the Company was required to submit its planned capital actions for the period between July 1, 2019 and June 30, 2020. The Federal Reserve announced that for the period from July 1, 2019 through June 30, 2020, Regions, like other firms granted an extension, was approved to make capital distributions up to the amount that would have allowed the firm to remain above all minimum capital requirements in CCAR 2018, adjusted for any changes in Regions’ regulatory capital ratios since the Federal Reserve acted on Regions’ 2018 capital plan.
Additional discussion of the Basel III Rules and their applicability to Regions is included in Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements. Discussion of the final rule to provide relief for the initial capital decrease at adoption of CECL is included in the “Risk Factors” section and in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements.
LIQUIDITY
The federal banking agencies have adopted rules implementing Basel III’s LCR, which is designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets under an acute 30-day liquidity stress scenario. Under the tailoring rules, Regions has been designated as a Category IV institution and is no longer subject to any LCR requirement. Category IV institutions, including Regions, remain subject to liquidity risk management requirements, but these requirements are now tailored such that collateral positions are calculated only monthly, a more limited set of liquidity risk limits exists, and fewer elements of intraday liquidity risk exposures are monitored. Also, liquidity stress testing is required quarterly rather than monthly, and liquidity data on the FR 2052a is reported on a monthly basis. Regions remains subject to the liquidity buffer requirements.
Regions maintains a robust liquidity management framework designed to effectively manage liquidity risk in accordance with sound risk management principals.  The framework establishes sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report liquidity risks beginning with Regions’ Liquidity Management Policy and the Liquidity Risk Appetite Statements approved by the Board.  Processes within the liquidity management framework include, but are not limited to, liquidity risk governance, cash management, liquidity stress testing, liquidity risk limits, contingency funding plans, and collateral management.  While the framework is designed to comply with liquidity regulations, the processes often go beyond minimum regulatory requirements and are commensurate with Regions’ operating model and risk profile.
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section later in this report for more information.
OFF-BALANCE SHEET ARRANGEMENTS
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. See Note 2 "Variable Interest Entities" to the consolidated financial statements for further discussion.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. The Company was modestly asset sensitive as of December 31, 2019, primarily driven by exposure to middle and long term rates from future fixed-rate business originations. However, recent hedging activity has reduced the exposure to net interest income and other financing income due to changes in interest rates. Forward starting hedges beginning in 2020 and beyond are designed to protect net interest income and other financing income and net interest margin against a continued low interest rate environment. Refer to Table 25 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.
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

•	Market risk is the risk to the Company’s financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates or equity prices.

•
Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as "funding liquidity risk") or the potential that the Company cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (referred to as "market liquidity risk").

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

•
Reputational risk is the potential that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.

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
Regions’ risk management framework outlines the Company’s approach for managing risk that includes the following four components:

•
Collaborative Risk Culture - A strong, collaborative risk culture is fundamental to the Company's core values and operating principles. It ensures focus on risk in all activities and encourages the necessary mindset and behavior to enable effective risk management and promote sound risk-taking within the bounds of the Company’s risk appetite. The Company's risk culture requires that risks be promptly identified, escalated, and challenged; thereby, benefiting the overall performance of the Company. Sustaining a collaborative risk culture is critical to the Company's success and is a clear expectation of executive management and the Board.

•	Sound Risk Appetite - The Company's risk appetite statements define the types and levels of risk the Company is willing to take to achieve its objectives.

•	Sustainable Risk Processes - Effective risk management requires sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report risk.

•
Responsible Risk Governance - Governance serves as the foundation for comprehensive management of risks facing the Company. It outlines clear responsibility and accountability for managing, monitoring, escalating, and reporting both existing and emerging risks.

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
Exposure to Interest Rate Movements—As of December 31, 2019, Regions was modestly asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2020. The estimated exposure associated with falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Deposit and other funding costs are currently low when compared to historical levels. Therefore, it is expected that declines in funding costs will only partially offset the decline in asset yields. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges that have been transacted are contemplated to the extent they start within the measurement horizon. These forward starting hedging relationships, which primarily begin in early 2020, are being used to protect net interest income and other financing income as the macroeconomic cycle continues to evolve. Twelve-month horizon asset sensitivity levels declined throughout 2019 as forward starting hedges moved into the measurement window. Sensitivity levels are expected to continue to diminish in 2020 as additional forward starting hedges begin. More information regarding forward starting hedges is disclosed in Table 26 and its accompanying description.
Table 25—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income and Other Financing Income December 31, 2019(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$76
+ 100 basis points	49
- 100 basis points (floored)(3)	(53)
- 200 basis points (floored)	(106)

Instantaneous Change in Interest Rates
+ 200 basis points	54
+ 100 basis points	69
- 100 basis points (floored)	(105)
- 200 basis points (floored)	(173)

(1)
Disclosed interest rate sensitivity levels represent the 12 month forward looking net interest income and other financing income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.

(2)
Forward starting cash flow hedges already transacted will reduce sensitivity levels through 2020 as they continue to move into the measurement horizon (see Table 27 for additional information regarding hedge start dates).

(3)
Estimates for a gradual parallel yield curve shift of minus 100 basis points, with long-term yield curve levels floored at approximately 1% as discussed below, inclusive of forward starting cash flow hedges already transacted, would be a decrease to 12 month net interest income and other financing income of less than one percent by year-end 2020.

As market interest rates have increased in recent years, larger magnitude falling rate shock scenarios have become possible, although the probability of such a movement is currently low. Regions has established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equates to the lesser of the shock scenario amount, or a rate 35 basis points lower than the historical all-time minimum. For example, the 10 year Treasury yield is floored at approximately 1.0%. Use of this steepening scenario provides a sufficiently punitive rate environment, while maintaining a higher level of reasonableness. The falling rate scenarios in Table 25 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
As discussed above, the interest rate sensitivity analysis presented in Table 25 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income and other financing income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include moderate loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the -100 basis point gradual interest rate change scenario in Table 25, the interest-bearing deposit re-pricing sensitivity over the 12 month horizon is expected to be approximately 30 percent of changes in short-term market rates (e.g., Fed Funds). A 5 percentage point lower sensitivity than the baseline assumption would decrease 12 month net interest income and other financing income in the gradual -100 basis points scenario by approximately $23 million when compared to the unadjusted scenario. While the estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market and competitive factors.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the baseline balance sheet growth assumptions as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $1.5 billion over 12 months in the gradual +100 basis point scenario in Table 25. In the event this shift increased by an additional $1.5 billion over 12 months, the result would be a reduction of 12 month net interest income and other financing income in the gradual +100 basis points scenario by approximately $10 million.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 26—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2019
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate (1)	Pay Rate (1)	Strike Price (1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$2,900	2.5	2.2%	1.8%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	17,250	5.3	1.9	1.7	—
Interest rate floors	6,750	4.8	—	—	2.1
Total derivatives designated as hedging instruments	$26,900	$4.8	1.9%	1.7%	2.1%
_________
(1) Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
As of December 31, 2019, $11.8 billion notional of the cash flow hedging relationships designated above in Table 26 are forward starting. During the fourth quarter of 2019, the Company executed $4.5 billion notional of forward starting cash flow swaps with the intent to protect long-term rate exposure on 2020 loan originations. The total receive rates on the $4.5 billion notional of forward starting swaps executed in the fourth quarter of 2019 and the $7.3 billion notional of forward starting swaps executed prior to the fourth quarter of 2019, were 1.4 percent and 2.4 percent, respectively. Forward starting swaps have maturities of approximately five years after their respective start dates.
As of December 31, 2019, of the interest rate floors designated in the table above, $750 million notional went into effect during 2019 and $6 billion notional were forward starting. Forward starting floors have maturities of approximately five years after their respective start dates.

The following table presents cash flow hedge notional amounts with start dates prior to the year-end periods shown through 2026. All cash flow hedge notional amounts mature prior to the end of 2027.
Table 27—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2019(1)	2020(1)(2)	2021	2022	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps (short-term)	$5,500	$12,000	$12,750	$12,750	$10,450	$9,450	$3,750	$1,250
Receive fixed/pay variable swaps (long-term) (3)	—	4,500	4,500	4,500	4,500	4,500	—	—
Interest rate floors	750	6,500	6,750	6,750	6,750	4,000	250	—
Cash flow hedges	$6,250	$23,000	$24,000	$24,000	$21,700	$17,950	$4,000	$1,250
_________

(1)
As forward starting cash flow hedges are transacted within the 12 month measurement horizon, they will reduce 12 month net interest income and other financing income sensitivity levels as disclosed in Table 25.

(2)	Start dates for $6.5 billion of the $16.5 billion notional of the cash flow swaps and $4.0 billion of the $6.5 billion notional of the interest rate floors are in the first quarter of 2020.

(3)	Hedges protecting long-term rate exposure are designed to be unwound prior to the respective start dates, subject to market conditions.
Subsequent to December 31, 2019, the Company executed net terminations of $1.25 billion of the $4.5 billion notional value cash flow hedging relationships.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. All hedging interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in this report contains more information on the management of credit risk.
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
The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and other financing income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 21 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements for a tabular summary of Regions’ year-end derivatives positions and further discussion.
Regions accounts for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Regions enters into derivative transactions to economically mitigate the impact of market value fluctuations related to residential MSRs. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.
LIBOR Transition - In 2017, the Financial Conduct Authority, which regulates LIBOR, announced that by the end of 2021 panel banks will no longer be required to submit estimates that are used to construct LIBOR, confirming that the continuation of LIBOR will not be guaranteed beyond that date. Regions holds instruments that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations and other financial instruments that use LIBOR as a benchmark rate. The Company cannot currently predict the full impact of the LIBOR discontinuation on net interest income and other financing income or the related processes. However, Regions is coordinating with regulators and industry groups to identify appropriate alternative rates for contracts expiring after 2021, as well as preparing for this transition as it relates to both new and existing exposures. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff with all relevant business lines and support groups engaged. A LIBOR impact risk assessment has been performed, which identified the associated risks across products, systems, models, and processes. Plans to mitigate risks associated with the transition are being overseen by Regions’ LIBOR Steering Committee as part of the LIBOR Transition Program. Continuing activities of the LIBOR Transition Program include facilitating the transition of all financial and strategic processes, systems and models; performing assessments of the transition impact to contracts and products; evaluating necessary operational and infrastructure enhancements upon implementation of alternative benchmark rates; and coordinating communications with customers.
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
Regions intends to fund its obligations primarily through cash generated from normal operations. Regions also has obligations related to potential litigation contingencies. See Note 24 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements.
Assets, consisting principally of loans and securities, are funded by customer deposits, borrowed funds and stockholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s cash flow needs in normal and stressed conditions. Having and using various sources of liquidity to satisfy the Company’s funding requirements is important.
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.9 billion at December 31, 2019. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. These minimum requirements are informed by internal stress testing measures which are reflective of Regions' portfolio and business mix. The Bank's funding and contingency planning does not currently assume any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 4 "Debt Securities" to the consolidated financial statements). The agency guaranteed mortgage-backed securities portfolio is another source of liquidity in various secured borrowing capacities.
Maturities in the loan portfolio also provide a steady flow of funds. Regions’ liquidity is further enhanced by its relatively stable customer deposit base. Liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not assume reliance on short-term unsecured sources of funding.
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2019, Regions had approximately $2.5 billion in cash on deposit with the FRB, an increase from approximately $1.5 billion at December 31, 2018. The average balance held with the FRB was approximately $666 million and $1.3 billion during 2019 and 2018, respectively. Refer to the "Cash and Cash Equivalents" section for more information.

Regions’ borrowing availability with the FRB as of December 31, 2019, based on assets pledged as collateral on that date, was $16.9 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2019, Regions’ outstanding balance of FHLB borrowings was $4.6 billion and its total borrowing capacity from the FHLB totaled approximately $17.5 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 12 "Borrowings" to the consolidated financial statements for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
Table 28—Contractual Obligations
Regions' contractual obligations and expected payment dates are presented in the following table:

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$5,079	$2,010	$451	$10	$89,925	$97,475
Short-term borrowings	2,050	—	—	—	—	2,050
Long-term borrowings	1,778	4,014	1,135	952	—	7,879
Lease obligations (3)	114	184	139	254	—	691
Purchase obligations	25	49	31	—	—	105
Benefit obligations (4)	13	62	27	66	—	168
Commitments to fund low income housing partnerships (5)	635	—	—	—	—	635
Unrecognized tax benefits (6)	—	—	—	—	38	38
	$9,694	$6,319	$1,783	$1,282	$89,963	$109,041
_________

(1)	See Note 24 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for the Company’s commercial commitments at December 31, 2019.

(2)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.

(3)	Includes month-to-month and finance leases that are not included in Note 14 "Leases" to the consolidated financial statements.

(4)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.

(5)
Commitments to fund low income housing partnerships includes commitments to make future investments, short-term construction loans and letters of credit, as well as the funded portions of these loans and letters of credit. All of these items are short-term in nature and the majority do not have defined maturity dates. Therefore, they have all been considered due on demand, maturing one year or less. See Note 2 "Variable Interest Entities"to the consolidated financial statements for additional information.

(6)	Includes liabilities for unrecognized tax benefits of $37 million and tax-related interest and penalties of $1 million. See Note 20 "Income Taxes" to the consolidated financial statements.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described below. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the "Portfolio Characteristics" section found earlier in this report for further information regarding the risk characteristics of each loan type. See further discussion of the current U.S. economic environment and counterparty risk below.

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
For a discussion of the process and methodology used to calculate the allowance for credit losses refer to the “Critical Accounting Estimates and Related Policies” section found earlier in this report, and Note 1 “Summary of Significant Accounting Policies” and Note 6 "Allowance for Credit Losses" to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 15 “Allowance for Credit Losses.” Also, refer to Table 16 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.
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
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. Regions forecasts real GDP growth of approximately 2.0 percent in 2020, with consumer spending and government spending the main drivers with some support from residential construction.
Household balance sheets continue to improve, with sustained house price appreciation augmenting increases in equity prices to fuel rising household net worth. Though the level of household debt has continued to climb, the rate of growth of household debt remains below the average growth rates seen over past cycles. Moreover, household debt-to-income ratios remain significantly lower than was the case prior to the 2007-2009 recession, and continued low interest rates have left monthly household debt service burdens hovering near historical lows. Further improvement in labor market conditions in 2020 will sustain faster wage growth, which in turn will sustain growth in disposable personal income. Wage growth has increased across all industry groups and for workers of all skill levels. Healthy labor market conditions are sustaining elevated consumer confidence. For these reasons, Regions expects consumer spending will remain the primary driver of economic growth in 2020.
Residential fixed investment made a modest positive contribution to real GDP growth over the second half of 2019, ending a multi-year period in which residential fixed investment was a persistent drag on top-line growth, aided by materially lower mortgage interest rates. Still, Regions’ view remains that supply side constraints continue to limit both new single family construction and sales of new and existing single family homes. Thus, while single family housing starts and new single family home sales are expected to rise further in 2020, ongoing supply side constraints result in the magnitude of these increases being smaller than would otherwise have been the case. Nonetheless, we anticipate residential fixed investment making a positive contribution to top-line real GDP growth for 2020 as a whole.
Business investment spending softened over the course of 2019. Weaker global economic growth, lingering uncertainty over the course of trade policy, and weakening business sentiment posed stiff headwinds for business investment spending. This was part of the malaise in the broader manufacturing sector that manifested in the ISM Manufacturing Index dipping below the 50.0 percent break between contraction and expansion and a string of declines in manufacturing output as measured in the data on industrial production. As 2019 wound to a close, however, there were signs that the headwinds confronting the manufacturing sector were abating. Global economic growth was stabilizing, and progress had been made on the trade front, both encouraging signs. On the whole, then, while it is unlikely that 2020 will see robust growth in business investment spending, neither is business investment spending likely to extend the contraction seen over the second half of 2019.
As measured by the PCE Deflator, the FOMC’s preferred gauge of inflation, both headline and core inflation decelerated in 2019. One factor behind the deceleration in core inflation is that consumers ended up bearing little of the burden of tariffs imposed on goods imported into the U.S. With the U.S. and China having agreed to a “Round 1” trade deal, tariffs pose less of an inflationary threat in 2020. It is expected that services prices will rise at a faster pace in 2020, as service providers generally have greater latitude to pass along faster growth in labor costs to consumers in the form of higher prices. Even so, Regions' baseline forecast does not have core PCE inflation pushing above the FOMC’s 2.0 percent target rate until the fourth quarter of 2020, and even if that does happen sooner, FOMC members have strongly suggested that they are willing to tolerate inflation running ahead of their target rate for an extended period. As such, inflation is unlikely to be a major concern for the FOMC in 2020.
Inflation pressures have remained somewhat muted, which has given the FOMC the latitude to pause from the string of rate cuts delivered in 2019. Though delivering the third 25-basis point Fed funds rate cut of 2019 at their October meeting, the FOMC also signaled that no further cuts were expected as long as economic growth and inflation evolve as they anticipate, signaling modest growth with inflation pressures remaining muted. Market participants are comfortable with this shift. The “dot plot” released in conjunction with the December 2019 FOMC meeting implies no further Fed funds rate cuts in 2020. Still, with the risks to the growth outlook remaining tilted to the downside, it is reasonable to assume the FOMC’s next move will be a rate cut rather than a rate hike. The bar for any changes in the Fed funds rate is set high, but the bar for a rate hike is set considerably higher than is the bar for a rate cut.
For the Regions footprint as a whole, rates of job, income, and overall economic growth have been and are expected to remain broadly consistent with those seen nationally. There are, however, differences in rates of growth among the individual states and metropolitan areas across the footprint. Those markets which are larger and more economically diverse and boast more favorable demographic trends have been and are expected to remain among the better performing markets within Regions' footprint. Job growth remained solid and notably broad based across major industry groups in 2019. Still, while manufacturing and agriculture stand to benefit from the easing of trade tensions, they also are at risk should trade tensions again escalate in 2020. On balance, however, continued job growth is expected to keep downward pressure on unemployment rates across the footprint in 2020.
In summation, real GDP growth is expected to be around 2.0 percent in 2020, with consumer spending and government spending the main drivers of growth, with support from residential fixed investment, while business investment remains a soft spot. Global economic growth is expected to stabilize, if not firm slightly, in 2020 which, along with the recent easing of trade tensions, should allow for at least modest growth in U.S. exports. With stable growth and muted inflation pressures, the FOMC is expected to remain on hold through 2020. There remains room for trade disputes to escalate in 2020, which poses a downside risk to Regions’ baseline outlook. While uncertainty over the outcome of the 2020 elections could weigh on economic decisions, any such election-related uncertainty would likely be more impactful over the latter part of 2020. The Company also can anticipate downside risks stemming from the high degree of leverage on corporate balance sheets, though this poses a more pronounced risk to the outlook in 2021 than in 2020. Upside risks include elevated consumer confidence and solid growth in disposable income leading to faster growth in consumer spending than the baseline forecast anticipates, and the possibility that productivity growth accelerates to a greater extent than anticipated, thus facilitating a faster pace of real GDP growth despite more pressing labor supply constraints.
Counterparty Risk
Counterparty risk is the risk that the counterparty to a transaction or contract could be unable or unwilling to fulfill its contractual or legal obligations. Exposure may be to a financial institution (such as a commercial bank, an insurance company, a broker dealer, etc.) or a corporate client.
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
Financial institution exposure may result from a variety of transaction types generated in one or more departments of the Company. Aggregate exposure limits are established to manage the exposure generated by various areas of the Company. Counterparty client credit risk arises when Regions sells a risk management product to hedge risks in the client’s business. Exposures to counterparties are aggregated across departments and regularly reported to senior management.

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
Regions’ system of internal controls also incorporates an organization-wide protocol for the appropriate reporting and escalation of information security matters to management and the Board, to ensure effective and efficient resolution and, if necessary, disclosure of any matters. The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience and receives education to ensure that their oversight efforts accommodate for the ever-evolving information security threat landscape. The Board monitors Regions’ information management risk policies and practices primarily through its Risk Committee, which oversees areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; approval and oversight of internal and third-party information security risk assessments, strategies, policies and programs; and disaster recovery, business continuity, and incident response plans. Additionally, the Board’s Audit Committee regularly reviews Regions’ cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the Chief Information Security Officer, risk management, and Internal Audit. The Board annually reviews the information security program and, through its various committees, is briefed at least quarterly on information security matters.
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
Even if Regions successfully prevents cyber attacks to its own network, the Company may still incur losses that result from customers' account information being obtained through breaches of retailers' networks where customers have transacted business. The fraud losses, as well as the costs of investigations and re-issuing new customer cards, may impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain components of its business infrastructure, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance on them may also increase exposure to information security risk.
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
COMPARISON OF 2018 WITH 2017—CONTINUING OPERATIONS
Refer to the “2018 Results” and "Operating Results" sections of Management's Discussion and Analysis of the Annual Report on Form 10-K for the year ended December 31, 2018, for comparisons of 2018 with 2017.

Table 29—Quarterly Results of Operations

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income, including other financing income	$1,108	$1,160	$1,188	$1,183	$1,158	$1,112	$1,076	$1,047
Total interest expense and depreciation expense on operating lease assets	190	223	246	235	200	170	150	138
Net interest income and other financing income	918	937	942	948	958	942	926	909
Provision (credit) for loan losses	96	108	92	91	95	84	60	(10)
Net interest income and other financing income after provision (credit) for loan losses	822	829	850	857	863	858	866	919
Total non-interest income, excluding securities gains (losses), net	564	558	513	509	481	519	511	507
Securities gains (losses), net	(2)	—	(19)	(7)	—	—	1	—
Total non-interest expense	897	871	861	860	853	922	911	884
Income from continuing operations before income taxes	487	516	483	499	491	455	467	542
Income tax expense	98	107	93	105	85	85	89	128
Income from continuing operations	389	409	390	394	406	370	378	414
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	—	—	274	(3)	—
Income tax expense (benefit)	—	—	—	—	—	80	—	—
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	194	(3)	—
Net income	$389	$409	$390	$394	$406	$564	$375	$414
Net income from continuing operations available to common shareholders	$366	$385	$374	$378	$390	$354	$362	$398
Net income available to common shareholders	$366	$385	$374	$378	$390	$548	$359	$398
Earnings per common share from continuing operations: (1)
Basic	$0.38	$0.39	$0.37	$0.37	$0.38	$0.33	$0.32	$0.35
Diluted	0.38	0.39	0.37	0.37	0.37	0.32	0.32	0.35
Earnings per common share: (1)
Basic	$0.38	$0.39	$0.37	$0.37	$0.38	$0.50	$0.32	$0.35
Diluted	0.38	0.39	0.37	0.37	0.37	0.50	0.32	0.35
________

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses
Description of the Matter
The Company’s loan portfolio totaled $83.0 billion as of December 31, 2019, and the associated allowance for loan losses (ALL) was $869 million. As discussed in Notes 1 and 6 to the consolidated financial statements, the ALL is established to absorb probable credit losses inherent in the Company’s loan portfolio. Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors. The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired and to groups of loans that it evaluates collectively. For non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, the allowance for loan losses is based on the present value of estimated cash flows, estimates of collateral value, or observable market prices. For accruing commercial and investor real estate loans and non-accruing commercial and investor real estate loans less than $2.5 million, as well as for consumer loans, the allowance for loan losses is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types. The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process. As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include credit quality trends; loss experience in particular portfolios; macroeconomic factors such as unemployment, real estate prices, or commodity pricing volatility; changes in risk selection and underwriting standards; shifts in credit quality of customers which is not yet reflected in historical data; and volatility associated with large individual credits, among others.
Auditing management’s estimate of the ALL involved a high degree of subjectivity in evaluating the qualitative factors that management assessed and the measurement of each qualitative factor. Management’s assessment and measurement of the qualitative factors is highly judgmental and has a significant effect on the ALL.

How We Addressed the Matter in Our Audit
Our audit procedures related to the qualitative factors of the ALL included the following procedures, among others. We gained an understanding of the Company’s process for establishing the ALL, including the identification and measurement of qualitative factors. We evaluated the design and tested the operating effectiveness of controls relevant to that process, including controls over credit risk management, the reliability of data sourced from the loan systems and credit warehouses, the completeness and accuracy of quantitative loss modeling, and the ALL methodology and assumptions. In doing so, we tested review and approval controls in the Company’s governance process designed to identify and assess the need for and measurement of qualitative factors to estimate inherent credit losses associated with factors not captured fully in the quantitative components of the ALL.
With respect to the identification of qualitative factors, we evaluated 1) the potential impact of imprecision in the quantitative models (and hence the need to consider a qualitative adjustment to the ALL); 2) changes, assumptions and adjustments to the models; 3) sufficiency, availability and relevance of historical loss data used in the models; and 4) the risk factors used in the models. Regarding measurement of the qualitative factors, we evaluated internal data utilized by management to estimate the appropriate level of the qualitative factors, as well as internal data produced by the Company’s Credit Review, Internal Audit and Model Validation groups, and external macroeconomic factors independently obtained during the audit, with consideration given to the reliability of the macroeconomic factors and existence of new and potentially contradictory information. We also evaluated the overall allowance for loan losses balance taken as a whole inclusive of such qualitative factors.

We have served as the Company’s auditor since 1971.

Birmingham, Alabama
February 21, 2020

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(In millions, except share data)
Assets
Cash and due from banks	$1,598	$2,018
Interest-bearing deposits in other banks	2,516	1,520
Debt securities held to maturity (estimated fair value of $1,372 and $1,460 respectively)	1,332	1,482
Debt securities available for sale	22,606	22,729
Loans held for sale (includes $439 and $251 measured at fair value, respectively)	637	304
Loans, net of unearned income	82,963	83,152
Allowance for loan losses	(869)	(840)
Net loans	82,094	82,312
Other earning assets	1,518	1,719
Premises and equipment, net	1,960	2,045
Interest receivable	362	375
Goodwill	4,845	4,829
Residential mortgage servicing rights at fair value	345	418
Other identifiable intangible assets, net	105	115
Other assets	6,322	5,822
Total assets	$126,240	$125,688
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$34,113	$35,053
Interest-bearing	63,362	59,438
Total deposits	97,475	94,491
Borrowed funds:
Short-term borrowings	2,050	1,600
Long-term borrowings	7,879	12,424
Total borrowed funds	9,929	14,024
Other liabilities	2,541	2,083
Total liabilities	109,945	110,598
Stockholders’ equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,500,000 and 1,000,000 shares, respectively	1,310	820
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—998,278,188 and 1,065,858,925 shares, respectively	10	11
Additional paid-in capital	12,685	13,766
Retained earnings	3,751	2,828
Treasury stock, at cost—41,032,676 shares at both 2019 and 2018	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(90)	(964)
Total stockholders’ equity	16,295	15,090
Total liabilities and stockholders’ equity	$126,240	$125,688

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2019	2018	2017
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$3,866	$3,613	$3,228
Debt securities - taxable	643	625	596
Loans held for sale	17	15	16
Other earning assets	59	70	53
Operating lease assets	54	70	94
Total interest income, including other financing income	4,639	4,393	3,987
Interest expense on:
Deposits	447	250	156
Short-term borrowings	53	30	5
Long-term borrowings	351	322	212
Total interest expense	851	602	373
Depreciation expense on operating lease assets	43	56	75
Total interest expense and depreciation expense on operating lease assets	894	658	448
Net interest income and other financing income	3,745	3,735	3,539
Provision for loan losses	387	229	150
Net interest income and other financing income after provision for loan losses	3,358	3,506	3,389
Non-interest income:
Service charges on deposit accounts	729	710	683
Card and ATM fees	455	438	417
Investment management and trust fee income	243	235	230
Capital markets income	178	202	161
Mortgage income	163	137	149
Securities gains (losses), net	(28)	1	19
Other	376	296	303
Total non-interest income	2,116	2,019	1,962
Non-interest expense:
Salaries and employee benefits	1,916	1,947	1,874
Net occupancy expense	321	335	339
Furniture and equipment expense	325	325	326
Other	927	963	952
Total non-interest expense	3,489	3,570	3,491
Income from continuing operations before income taxes	1,985	1,955	1,860
Income tax expense	403	387	619
Income from continuing operations	1,582	1,568	1,241
Discontinued operations:
Income from discontinued operations before income taxes	—	271	19
Income tax expense (benefit)	—	80	(3)
Income from discontinued operations, net of tax	—	191	22
Net income	$1,582	$1,759	$1,263
Net income from continuing operations available to common shareholders	$1,503	$1,504	$1,177
Net income available to common shareholders	$1,503	$1,695	$1,199
Weighted-average number of shares outstanding:
Basic	995	1,092	1,186
Diluted	999	1,102	1,198
Earnings per common share from continuing operations:
Basic	$1.51	$1.38	$0.99
Diluted	1.50	1.36	0.98
Earnings per common share:
Basic	$1.51	$1.55	$1.01
Diluted	1.50	1.54	1.00
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2019	2018	2017
	(In millions)
Net income	$1,582	$1,759	$1,263
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2), ($3) and ($4) tax effect, respectively)	(5)	(6)	(6)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	5	6	6
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $196, ($83) and ($14) tax effect, respectively)	581	(244)	—
Less: reclassification adjustments for securities gains (losses) realized in net income (net of ($7), zero and $7 tax effect, respectively)	(21)	—	12
Net change in unrealized gains (losses) on securities available for sale, net of tax	602	(244)	(12)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $123, ($1) and ($2) tax effect, respectively)	367	(3)	2
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($6), $3 and $33 tax effect, respectively)	(18)	9	53
Net change in unrealized gains (losses) on derivative instruments, net of tax	385	(12)	(51)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($50), $4 and ($13) tax effect, respectively)	(150)	7	(40)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($11), ($8) and ($17) tax effect, respectively)	(32)	(28)	(31)
Net change from defined benefit pension plans and other post employment benefits, net of tax	(118)	35	(9)
Other comprehensive income (loss), net of tax	874	(215)	(66)
Comprehensive income	$2,456	$1,544	$1,197
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2017	1	$820	1,214	$13	$17,092	$666	$(1,377)	$(550)	$16,664
Net income	—	—	—	—	—	1,263	—	—	1,263
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(66)	(66)
Reclassification of the Tax Reform related revaluation of the deferred tax items within AOCI	—	—	—	—	—	133	—	(133)	—
Cash dividends declared	—	—	—	—	—	(370)	—	—	(370)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchases	—	—	(85)	(1)	(1,274)	—	—	—	(1,275)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	40	—	—	—	40
BALANCE AT DECEMBER 31, 2017	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192
Cumulative effect from change in accounting guidance	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	1,759	—	—	1,759
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(215)	(215)
Cash dividends declared	—	—	—	—	—	(493)	—	—	(493)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchases	—	—	(115)	(1)	(2,121)	—	—	—	(2,122)
Impact of stock transactions under compensation plans, net and other	—	—	7	—	29	—	6	—	35
BALANCE AT DECEMBER 31, 2018	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	1,582	—	—	1,582
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	874	874
Cash dividends declared	—	—	—	—	—	(582)	—	—	(582)
Preferred stock dividends	—	—	—	—	—	(79)	—	—	(79)
Preferred stock transactions:
Net proceeds from issuance of 500 thousand shares of Series C, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	1	490	—	—	—	—	—	—	490
Common stock transactions:
Impact of share repurchases	—	—	(72)	(1)	(1,100)	—	—	—	(1,101)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	19	—	—	—	19
BALANCE AT DECEMBER 31, 2019	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(In millions)
Operating activities:
Net income	$1,582	$1,759	$1,263
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	387	229	150
Depreciation, amortization and accretion, net	426	462	537
Securities (gains) losses, net	28	(1)	(22)
(Gain) on sale of business	—	(281)	—
Deferred income tax expense	62	226	209
Originations and purchases of loans held for sale	(4,381)	(3,351)	(3,571)
Proceeds from sales of loans held for sale	4,144	3,451	4,053
(Gain) loss on sale of loans, net	(124)	(73)	(118)
Loss on early extinguishment of debt	16	—	—
Net change in operating assets and liabilities:
Other earning assets	158	116	48
Interest receivable and other assets	(347)	171	(410)
Other liabilities	453	(470)	110
Other	177	37	48
Net cash from operating activities	2,581	2,275	2,297
Investing activities:
Proceeds from maturities of debt securities held to maturity	148	174	196
Proceeds from sales of debt securities available for sale	5,372	254	815
Proceeds from maturities of debt securities available for sale	3,532	3,383	3,575
Net proceeds from (payments for) bank-owned life insurance	(8)	(4)	(1)
Purchases of debt securities available for sale	(8,102)	(3,410)	(4,404)
Purchases of debt securities held to maturity	—	—	(494)
Proceeds from sales of loans	471	307	25
Purchases of loans	(1,468)	(503)	(238)
Purchases of mortgage servicing rights	(24)	(71)	(41)
Net change in loans	766	(3,381)	(84)
Net purchases of other assets	(178)	(151)	(150)
Proceeds from disposition of business, net of cash transferred	—	357	—
Net cash from investing activities	509	(3,045)	(801)
Financing activities:
Net change in deposits	2,984	(2,398)	(2,146)
Net change in short-term borrowings	450	1,100	500
Proceeds from long-term borrowings	21,274	21,750	6,649
Payments on long-term borrowings	(25,926)	(17,451)	(6,255)
Net proceeds from issuance of preferred stock	490	—	—
Cash dividends on common stock	(577)	(452)	(346)
Cash dividends on preferred stock	(79)	(64)	(64)
Repurchases of common stock	(1,101)	(2,122)	(1,275)
Taxes paid related to net share settlement of equity awards	(29)	(35)	(22)
Other	—	(1)	(7)
Net cash from financing activities	(2,514)	327	(2,966)
Net change in cash and cash equivalents	576	(443)	(1,470)
Cash and cash equivalents at beginning of year	3,538	3,981	5,451
Cash and cash equivalents at end of year	$4,114	$3,538	$3,981
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
Effective January 1, 2019, the Company adopted new guidance related to several accounting topics. The cumulative effect of the retrospective application had an immaterial impact on retained earnings. All prior period amounts impacted by guidance that required retrospective application have been revised.
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
The following table summarizes supplemental cash flow information for the years ended December 31:

	2019	2018	2017
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowings	$851	$581	$363
Income taxes, net	85	57	181
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	63	54	80
Loans transferred to loans held for sale	66	313	41
Loans held for sale transferred to loans	3	14	8
Properties transferred to held for sale	62	21	33
Loans settled with other earning assets	—	—	33
Operating lease assets settled with other earning assets	—	—	15

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
LOANS HELD FOR SALE
Regions’ loans held for sale include commercial loans, investor real estate loans and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Certain commercial mortgage loans held for sale where management has elected the fair value option are recorded at fair value. Gains and losses on commercial mortgage loans held for sale for which the fair value option has been elected are included in capital markets income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs when credit related and non-interest expense when not credit related and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized in other non-interest expense. Gains and losses on the sale of non-performing commercial and investor real estate loans are included in other non-interest expense. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.

LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment (or portfolio loans). Loans held for investment are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Regions' loans balance is comprised of commercial, investor real estate and consumer loans. Interest income on all types of loans is accrued based on the contractual interest rate and the principal amount outstanding using methods that approximate the interest method, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ constant effective yield, which is included in interest income on loans. Direct financing, sales-type and leveraged leases are included within the commercial portfolio segment. See Note 5 for further detail and information on loans and Note 14 for further detail on leases.
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

All loans with the TDR designation are considered to be impaired, even if they are accruing. See the “Calculation of Allowance For Credit Losses” section below for Regions’ allowance for loan losses methodology related to TDRs.
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
LEASES
LESSEES
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
LESSORS
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

Sales-type, direct financing, and leveraged leases are recorded within loans and operating leases are recorded within other earning assets on the consolidated balance sheet. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a constant effective yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.
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
Other identifiable intangible assets, primarily core deposit intangibles, purchased credit card relationships and other acquired customer relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card or other types of acquired customer accounts and/or balances, increased competition, or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense and reduce the carrying amount of the asset.
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
From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or estimated fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any adjustments to property held for sale are recorded as other non-interest expense.
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, options including interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In at least some cases, counterparties post collateral at a zero threshold regardless of credit rating. The majority of interest rate derivatives traded by Regions with dealing counterparties are subject to mandatory clearing through a central clearinghouse. The variation margin payments made for derivatives cleared through a central clearinghouse are legally characterized as settlements of the derivatives. As a result, these positions are reflected as settled with no fair value presented for purposes of the balance sheets and related disclosures. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse.
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
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the entire change in the fair value of the hedging instrument would be recorded in accumulated other comprehensive income (loss) except for amounts excluded from the assessment of hedge effectiveness. Amounts recorded in accumulated other comprehensive income (loss) are recognized in earnings in the same income statement line item where the earnings effect of the hedged item is presented in the period or periods during which the hedged item impacts earnings.
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
If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, or does not meet the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur, the derivative will continue to be recorded as an other asset or other liability in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in other non-interest expense. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were unrecognized and aggregated in accumulated other comprehensive income (loss) pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.
Derivative contracts for which the Company has not elected to apply hedge accounting are classified as other assets or liabilities with gains and losses related to the change in fair value recognized in capital markets income or mortgage income, as applicable, in the statements of income during the period. These positions, as well as non-derivative instruments, are used to mitigate economic and accounting volatility related to customer derivative transactions, the mortgage pipeline and the fair value of residential MSRs.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at estimated fair value with changes in fair value recorded in mortgage income or capital markets income, as applicable. Regions also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at estimated fair value with changes in fair value recorded in mortgage income or capital markets income, as applicable. See the “Fair Value Measurements” section below for additional information related to the valuation of interest rate lock commitments.
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
SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock) units, restricted stock awards, performance stock units and stock options. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock units, restricted stock awards or performance stock units is determined based on the closing price of Regions common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is considered in calculating estimated forfeitures. Estimated forfeitures are adjusted when actual forfeitures differ from estimates, resulting in the recognition of compensation cost only for awards that vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in salaries and employee benefits expense in the period of the change in estimate. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, have expired, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock.
See Note 17 for further discussion and details of share-based payments.
EMPLOYEE BENEFIT PLANS
Regions uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flows during the year for calculating the expected investment return on all pension plan assets. At a minimum, amortization of the net gain or loss included in accumulated other comprehensive income resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active participating employees expected to receive benefits under the plans. Regions records the service cost component of net periodic pension and postretirement benefit cost in salaries and employee benefits expense on the consolidated statements of income. The other components of net periodic pension and postretirement benefit cost are recorded in other non-interest expense on the consolidated statements of income. Regions uses a third-party actuary to compute the remaining service period of active participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.
See Note 18 for further discussion and details of employee benefit plans.
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
Regions generates other service charges by providing depositors proper safeguard and remittance of funds as well as by providing optional services for depositors, such as check imaging or treasury management, that are performed upon the depositor’s request. Charges for the proper safeguard and remittance of funds are recognized monthly, as the customer retains funds in the account. Regions recognizes revenue for other optional services when the customer uses the selected service to execute a transaction (e.g., execute an ACH wire).
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card, debit card, and ATM related revenue. The majority of the fees are card interchange where Regions earns a fee for remitting cardholder funds (or extends credit) via a third party network to merchants. Regions satisfies performance obligations for each transaction when the card is used and the funds are remitted. The network establishes interchange fees that the merchant remits to Regions for each transaction, and Regions incurs costs from the network for facilitating the interchange with the merchant. Due to its inability to establish prices and direct activities of the related processing network’s service, Regions is deemed the agent in this arrangement and records interchange revenues net of related costs. Regions also pays consideration to certain commercial card holders based on interchange fees and contractual volume. These costs are recognized as a reduction to interchange income.
Card and ATM fees also include ATM fee income generated from allowing a Regions cardholder to withdraw funds from a non-Regions ATM and from allowing a non-Regions cardholder to withdraw funds from a Regions ATM. Regions satisfies performance obligations for each transaction when the withdrawal is processed. Regions does not direct activities of the related processing network’s service and recognizes revenue on a net basis as the agent in each transaction.
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
Bank-Owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Regions recognizes revenue each period in the amount of the appreciation of the cash surrender value of the insurance policies. Revenue from the proceeds of insurance benefits is recognized at the time a claim is confirmed.
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

The majority of Regions' debt securities available for sale are valued using third-party pricing services. To validate pricing related to liquid investment securities, which represent the vast majority of the available for sale portfolio (e.g., mortgage-backed securities), Regions compares price changes received from the third-party pricing service to overall changes in market factors in order to validate the pricing received. To validate pricing received on less liquid investment securities in the available for sale portfolio, Regions receives pricing from third-party brokers-dealers on a sample of securities that are then compared to the pricing received. The pricing service uses standard observable inputs when available, for example: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, and bids and offers, among others. For certain security types, additional inputs may be used, or some inputs may not be applicable. It is not customary for Regions to adjust the pricing received for the available for sale portfolio. In the event that prices are adjusted, Regions classifies the measurement as a Level 3 measurement.
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
Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for commercial loans held for sale are based on Company-specific data not observable in the market. These valuations are Level 3 measurements.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the Company in estimating fair values of financial instruments that are not disclosed above:
Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets and statements of cash flows approximate the estimated fair values. Because these amounts generally relate to either currency or highly liquid assets, these are considered Level 1 valuations.
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

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
The following table provides a brief description of accounting standards adopted in 2019 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

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
Standards Adopted (or partially adopted) in 2019 (continued)
ASU 2018-07, Compensation - Stock Compensation
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
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Codification Improvements to Topic 326

ASU 2019-04, Codification Improvements to Topic 326

ASU 2019-05, Targeted Transition Relief to Topic 326

ASU 2019-11, Financial Instruments - Credit Losses

This ASU amends Topic 326, Financial Instruments-Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach (CECL) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities. Additional quantitative and qualitative disclosures are required upon adoption. While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for available for sale securities, rather than reduce the amortized cost of the securities by direct write-offs. The ASU should be adopted on a modified retrospective basis. Entities that have loans accounted for under ASC 310-30 at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.

January 1, 2020
Regions expects that the allowance for credit losses of $914 million will increase by approximately $500 million upon adoption. This estimate is based on loan exposure balances and Regions’ internally developed macroeconomic forecast as of January 1, 2020, which provides for a relatively stable macroeconomic environment over a two year reasonable and supportable forecast period, as compared to the December 31, 2019 macroeconomic environment. After the forecast period, the Company reverts to longer term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life.
The estimated increase in the allowance at adoption is primarily the result of significant increases within the consumer portfolio segment, specifically residential first mortgages, home equity loans, home equity lines, and indirect-other consumer. The impact to the residential first mortgage and home equity classes is mainly driven by their longer time to maturity. Additionally, a significant portion of the indirect-other consumer class is unsecured lending through third parties which yield higher loss rates. Under CECL, these higher loss rates compounded over a life of loan estimate result in a significantly larger allowance estimate.
A suite of controls including governance, data, forecast and model controls is in place to support the disclosed estimate.
The impact will be reflected as a reduction of approximately $375 million to retained earnings and an increase of approximately $125 million to deferred tax assets. Federal banking regulatory agencies have provided relief, which Regions intends to adopt, for an initial capital decrease at adoption by allowing the impact to be phased-in, such that 25% of the transitional amounts are phased-in with the impact of adoption completely recognized by the beginning of the fourth year. The adoption of CECL in 2020 may also impact Regions' ongoing earnings, perhaps materially, due in part to changes in loan portfolio composition, changes in credit metrics, and changes in the macroeconomic forecast.

Regions expects no material allowance on available for sale or held to maturity securities. Most of the held to maturity portfolio consists of agency-backed securities that inherently have an immaterial risk of loss.

ASU 2017-04, Simplifying the Test for Goodwill Impairment	This ASU amends Topic 350, Intangibles-Goodwill and Other, and eliminates Step 2 from the goodwill impairment test.	January 1, 2020	Regions adopted this guidance as of January 1, 2020 with no material impact.
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
		January 1, 2020	Regions adopted this guidance as of January 1, 2020 with no material impact.
ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU amends Topic 810, Consolidation, guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests.
		January 1, 2020	Regions adopted this guidance as of January 1, 2020 with no material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
		January 1, 2020	Regions adopted this guidance as of January 1, 2020 with no material impact.
ASU 2019-08 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)
The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award measured in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer.
		January 1, 2020	Regions adopted this guidance as of January 1, 2020 with no material impact.
ASU 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes
The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

		January 1, 2021	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

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
A summary of Regions’ affordable housing tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2019	2018
	(In millions)
Affordable housing tax credit investments included in other assets	$932	$1,021
Unfunded affordable housing tax credit commitments included in other liabilities	213	289
Loans and letters of credit commitments	265	329
Funded portion of loans and letters of credit commitments	157	166

	2019	2018	2017
	(In millions)
Tax credits and other tax benefits recognized	$165	$174	$189
Tax credit amortization expense included in provision for income taxes	131	137	160

In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2019 and 2018, the value of Regions’ general partnership interest in affordable housing investments was immaterial.
OTHER INVESTMENTS
Other investments determined to be VIEs include investments in CRA projects, SBICs, and other miscellaneous investments. A summary of Regions' equity method investments representing Regions' maximum exposure to loss as of December 31 is as follows:

	2019	2018
	(In millions)
Gross equity method investments	$176	$122
Unfunded equity method commitments	72	49
Net funded equity method investments included in other assets	$104	$73

NOTE 3. DISCONTINUED OPERATIONS
On April 4, 2018, Regions entered into a stock purchase agreement to sell Regions Insurance Group, Inc. and related affiliates to BB&T Insurance Holdings, Inc. (now Truist Insurance Holdings, Inc). The transaction closed on July 2, 2018. The gain associated with the transaction amounted to $281 million ($196 million after-tax).
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
The following table represents the condensed results of operations for the Regions Insurance Group, Inc. entities sold as discontinued operations in 2018:

	Year Ended December 31
	2018	2017
	(In millions)
Interest income	$1	$1
Interest expense	—	—
Net interest income	1	1
Non-interest income:
Securities gains (losses), net	(1)	3
Insurance commissions and fees	69	140
Gain on sale of business	281	—
Other	—	3
Total non-interest income	349	146
Non-interest expense:
Salaries and employee benefits	49	96
Net occupancy expense	3	6
Furniture and equipment expense	2	4
Other	16	30
Total non-interest expense	70	136
Income from discontinued operations before income taxes	280	11
Income tax expense (benefit)	84	(5)
Income from discontinued operations, net of tax	$196	$16

The following table represents the condensed results of operations for both the Regions Insurance Group, Inc. entities and Morgan Keegan and Company, Inc. and related affiliates as discontinued operations:

	Year Ended December 31
	2019	2018	2017
	(In millions, except per share data)
Income from discontinued operations before income taxes	$—	$271	$19
Income tax expense (benefit)	—	80	(3)
Income from discontinued operations, net of tax	$—	$191	$22
Earnings per common share from discontinued operations:
Basic	$0.00	$0.18	$0.02
Diluted	$0.00	$0.17	$0.02

NOTE 4. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2019
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$736	$—	$(26)	$710	$22	$—	$732
Commercial agency	625	—	(3)	622	20	(2)	640
	$1,361	$—	$(29)	$1,332	$42	$(2)	$1,372

Debt securities available for sale:
U.S. Treasury securities	$180	$2	$—	$182			$182
Federal agency securities	42	1	—	43			43
Mortgage-backed securities:
Residential agency	15,336	218	(38)	15,516			15,516
Residential non-agency	1	—	—	1			1
Commercial agency	4,720	77	(31)	4,766			4,766
Commercial non-agency	639	8	—	647			647
Corporate and other debt securities	1,414	38	(1)	1,451			1,451
	$22,332	$344	$(70)	$22,606			$22,606

	December 31, 2018
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$883	$—	$(32)	$851	$1	$(10)	$842
Commercial agency	634	—	(3)	631	—	(13)	618
	$1,517	$—	$(35)	$1,482	$1	$(23)	$1,460

Debt securities available for sale:
U.S. Treasury securities	$284	$—	$(4)	$280			$280
Federal agency securities	43	—	—	43			43
Mortgage-backed securities:
Residential agency	17,064	26	(466)	16,624			16,624
Residential non-agency	2	—	—	2			2
Commercial agency	3,891	8	(64)	3,835			3,835
Commercial non-agency	768	2	(10)	760			760
Corporate and other debt securities	1,206	2	(23)	1,185			1,185
	$23,258	$38	$(567)	$22,729			$22,729

_________

(1)	The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $8.3 billion and $7.9 billion at December 31, 2019 and 2018, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both December 31, 2019 and 2018.

The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$736	$732
Commercial agency	625	640
	$1,361	$1,372
Debt securities available for sale:
Due in one year or less	$79	$79
Due after one year through five years	1,089	1,110
Due after five years through ten years	415	432
Due after ten years	53	55
Mortgage-backed securities:
Residential agency	15,336	15,516
Residential non-agency	1	1
Commercial agency	4,720	4,766
Commercial non-agency	639	647
	$22,332	$22,606

The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2019 and 2018. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$82	$—	$501	$(5)	$583	$(5)
Commercial agency	—	—	127	(5)	127	(5)
	$82	$—	$628	$(10)	$710	$(10)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	2,402	(11)	2,505	(27)	4,907	(38)
Commercial agency	1,449	(31)	73	—	1,522	(31)
Corporate and other debt securities	19	—	32	(1)	51	(1)
	$3,870	$(42)	$2,610	$(28)	$6,480	$(70)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$842	$(42)	$842	$(42)
Commercial agency	486	(7)	132	(9)	618	(16)
	$486	$(7)	$974	$(51)	$1,460	$(58)

Debt securities available for sale:
U.S. Treasury securities	$—	$—	$261	$(4)	$261	$(4)
Mortgage-backed securities:
Residential agency	2,830	(37)	11,010	(429)	13,840	(466)
Commercial agency	1,073	(13)	2,254	(51)	3,327	(64)
Commercial non-agency	229	(1)	404	(9)	633	(10)
Corporate and other debt securities	659	(11)	310	(12)	969	(23)
	$4,791	$(62)	$14,239	$(505)	$19,030	$(567)

The number of individual debt positions in an unrealized loss position in the tables above decreased from 1,379 at December 31, 2018 to 500 at December 31, 2019. The decrease in the number of securities and the total amount of gross unrealized losses was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
As part of the Company's normal process for evaluating OTTI, management did identify a limited number of positions where an OTTI was believed to exist during 2019.
Gross realized gains and gross realized losses on sales of debt securities available for sale from continuing operations are shown in the table below. The cost of securities sold is based on the specific identification method.

	2019	2018	2017
	(In millions)
Gross realized gains	$16	$4	$22
Gross realized losses	(43)	(1)	(5)
OTTI	(1)	(2)	(1)
Debt securities available for sale gains (losses), net (1)	$(28)	$1	$16
_________
(1) The securities gains (losses), net balances above exclude net trading securities gains of $3 million recognized during 2017.
NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2019	2018
	(In millions)
Commercial and industrial	$39,971	$39,282
Commercial real estate mortgage—owner-occupied	5,537	5,549
Commercial real estate construction—owner-occupied	331	384
Total commercial	45,839	45,215
Commercial investor real estate mortgage	4,936	4,650
Commercial investor real estate construction	1,621	1,786
Total investor real estate	6,557	6,436
Residential first mortgage	14,485	14,276
Home equity	8,384	9,257
Indirect—vehicles	1,812	3,053
Indirect—other consumer	3,249	2,349
Consumer credit card	1,387	1,345
Other consumer	1,250	1,221
Total consumer	30,567	31,501
Total loans, net of unearned income (1)	$82,963	$83,152

_________

(1)	Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $11 million and $(4) million at December 31, 2019 and 2018, respectively.
During 2019 and 2018, Regions purchased approximately $1.5 billion and $503 million in indirect-other consumer and commercial and industrial loans from third parties, respectively.
In January 2019, Regions decided to discontinue its indirect auto lending business due to margin compression impacting overall returns on the portfolio.  Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings by the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
At December 31, 2019, $21.6 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At December 31, 2019, an additional $22.7 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
See Note 14 for details regarding Regions’ investment in sales-type, direct financing, and leveraged leases included within the commercial and industrial loan portfolio.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. The methodology is described in Note 1.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2019, 2018 and 2017. The total allowance for loan losses and the related loan portfolio ending balances are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. The allowance for loan losses related to individually evaluated loans is attributable to reserves for non-accrual commercial and investor real estate loans and all TDRs. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans is attributable to the remainder of the portfolio.

	2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	138	(16)	265	387
Loan losses:
Charge-offs	(150)	(1)	(292)	(443)
Recoveries	29	4	52	85
Net loan losses	(121)	3	(240)	(358)
Allowance for loan losses, December 31, 2019	537	45	287	869
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(6)	—	—	(6)
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Allowance for credit losses, December 31, 2019	$578	$49	$287	$914
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$120	$4	$29	$153
Collectively evaluated for impairment	417	41	258	716
Total allowance for loan losses	$537	$45	$287	$869
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$537	$34	$381	$952
Collectively evaluated for impairment	45,302	6,523	30,186	82,011
Total loans evaluated for impairment	$45,839	$6,557	$30,567	$82,963

	2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	32	(5)	202	229
Loan losses:
Charge-offs	(148)	(9)	(276)	(433)
Recoveries	45	8	57	110
Net loan losses	(103)	(1)	(219)	(323)
Allowance for loan losses, December 31, 2018	520	58	262	840
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(2)	—	—	(2)
Reserve for unfunded credit commitments, December 31, 2018	47	4	—	51
Allowance for credit losses, December 31, 2018	$567	$62	$262	$891
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$104	$2	$26	$132
Collectively evaluated for impairment	416	56	236	708
Total allowance for loan losses	$520	$58	$262	$840
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$490	$25	$419	$934
Collectively evaluated for impairment	44,725	6,411	31,082	82,218
Total loans evaluated for impairment	$45,215	$6,436	$31,501	$83,152

	2017
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2017	$753	$85	$253	$1,091
Provision (credit) for loan losses	(28)	(42)	220	150
Loan losses:
Charge-offs	(176)	(2)	(256)	(434)
Recoveries	42	23	62	127
Net loan losses	(134)	21	(194)	(307)
Allowance for loan losses, December 31, 2017	591	64	279	934
Reserve for unfunded credit commitments, January 1, 2017	64	5	—	69
Provision (credit) for unfunded credit losses	(15)	(1)	—	(16)
Reserve for unfunded credit commitments, December 31, 2017	49	4	—	53
Allowance for credit losses, December 31, 2017	$640	$68	$279	$987
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$171	$8	$47	$226
Collectively evaluated for impairment	420	56	232	708
Total allowance for loan losses	$591	$64	$279	$934
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$756	$96	$706	$1,558
Collectively evaluated for impairment	41,884	5,738	30,767	78,389
Total loans evaluated for impairment	$42,640	$5,834	$31,473	$79,947

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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity, indirect-vehicles, indirect-other consumer, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Regions decided in January 2019 to discontinue its indirect auto lending business. Indirect-other consumer lending includes other lending through third parties. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2019 and 2018.
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

	2019
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38,318	$598	$708	$347	$39,971
Commercial real estate mortgage—owner-occupied	5,183	110	171	73	5,537
Commercial real estate construction—owner-occupied	304	5	11	11	331
Total commercial	$43,805	$713	$890	$431	$45,839
Commercial investor real estate mortgage	$4,738	$171	$25	$2	$4,936
Commercial investor real estate construction	1,602	5	14	—	1,621
Total investor real estate	$6,340	$176	$39	$2	$6,557

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,458	$27	$14,485
Home equity			8,337	47	8,384
Indirect—vehicles			1,812	—	1,812
Indirect—other consumer			3,249	—	3,249
Consumer credit card			1,387	—	1,387
Other consumer			1,250	—	1,250
Total consumer			$30,493	$74	$30,567
					$82,963

	2018
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37,963	$666	$346	$307	$39,282
Commercial real estate mortgage—owner-occupied	5,193	208	81	67	5,549
Commercial real estate construction—owner-occupied	356	7	13	8	384
Total commercial	$43,512	$881	$440	$382	$45,215
Commercial investor real estate mortgage	$4,444	$52	$143	$11	$4,650
Commercial investor real estate construction	1,773	6	7	—	1,786
Total investor real estate	$6,217	$58	$150	$11	$6,436

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,236	$40	$14,276
Home equity			9,194	63	9,257
Indirect—vehicles			3,053	—	3,053
Indirect—other consumer			2,349	—	2,349
Consumer credit card			1,345	—	1,345
Other consumer			1,221	—	1,221
Total consumer			$31,398	$103	$31,501
					$83,152

AGING ANALYSIS
The following tables include an aging analysis of DPD for each portfolio segment and class as of December 31, 2019 and 2018:

	2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$30	$21	$11	$62	$39,624	$347	$39,971
Commercial real estate mortgage—owner-occupied	11	3	1	15	5,464	73	5,537
Commercial real estate construction—owner-occupied	2	—	—	2	320	11	331
Total commercial	43	24	12	79	45,408	431	45,839
Commercial investor real estate mortgage	1	1	—	2	4,934	2	4,936
Commercial investor real estate construction	—	—	—	—	1,621	—	1,621
Total investor real estate	1	1	—	2	6,555	2	6,557
Residential first mortgage	83	47	136	266	14,458	27	14,485
Home equity	42	18	42	102	8,337	47	8,384
Indirect—vehicles	31	10	7	48	1,812	—	1,812
Indirect—other consumer	16	9	3	28	3,249	—	3,249
Consumer credit card	11	8	19	38	1,387	—	1,387
Other consumer	13	5	5	23	1,250	—	1,250
Total consumer	196	97	212	505	30,493	74	30,567
	$240	$122	$224	$586	$82,456	$507	$82,963

	2018
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$80	$22	$8	$110	$38,975	$307	$39,282
Commercial real estate mortgage—owner-occupied	12	7	—	19	5,482	67	5,549
Commercial real estate construction—owner-occupied	—	—	—	—	376	8	384
Total commercial	92	29	8	129	44,833	382	45,215
Commercial investor real estate mortgage	6	—	—	6	4,639	11	4,650
Commercial investor real estate construction	—	—	—	—	1,786	—	1,786
Total investor real estate	6	—	—	6	6,425	11	6,436
Residential first mortgage	85	53	150	288	14,236	40	14,276
Home equity	47	26	34	107	9,194	63	9,257
Indirect—vehicles	40	11	9	60	3,053	—	3,053
Indirect—other consumer	13	7	1	21	2,349	—	2,349
Consumer credit card	12	9	20	41	1,345	—	1,345
Other consumer	15	5	5	25	1,221	—	1,221
Total consumer	212	111	219	542	31,398	103	31,501
	$310	$140	$227	$677	$82,656	$496	$83,152

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of December 31, 2019 and 2018. Loans deemed to be impaired include all TDRs and all non-accrual commercial and investor real estate loans, excluding leases. Loans that have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$444	$97	$347	$66	$281	$80	39.9%
Commercial real estate mortgage—owner-occupied	83	10	73	8	65	20	36.1
Commercial real estate construction—owner-occupied	13	2	11	3	8	5	53.8
Total commercial	540	109	431	77	354	105	39.6
Commercial investor real estate mortgage	2	—	2	—	2	1	50.0
Total investor real estate	2	—	2	—	2	1	50.0
Residential first mortgage	23	7	16	—	16	2	39.1
Home equity	6	1	5	—	5	—	16.7
Total consumer	29	8	21	—	21	2	34.5
	$571	$117	$454	$77	$377	$108	39.4%

	Accruing Impaired Loans 2019
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$93	$1	$92	$14	16.1%
Commercial real estate mortgage—owner-occupied	15	1	14	1	13.3
Total commercial	108	2	106	15	15.7
Commercial investor real estate mortgage	25	3	22	1	16.0
Commercial investor real estate construction	10	—	10	2	20.0
Total investor real estate	35	3	32	3	17.1
Residential first mortgage	210	9	201	20	13.8
Home equity	154	—	154	7	4.5
Consumer credit card	1	—	1	—	—
Other consumer	4	—	4	—	—
Total consumer	369	9	360	27	9.8
	$512	$14	$498	$45	11.5%

	Total Impaired Loans 2019
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$537	$98	$439	$66	$373	$94	35.8%
Commercial real estate mortgage—owner-occupied	98	11	87	8	79	21	32.7
Commercial real estate construction—owner-occupied	13	2	11	3	8	5	53.8
Total commercial	648	111	537	77	460	120	35.6
Commercial investor real estate mortgage	27	3	24	—	24	2	18.5
Commercial investor real estate construction	10	—	10	—	10	2	20.0
Total investor real estate	37	3	34	—	34	4	18.9
Residential first mortgage	233	16	217	—	217	22	16.3
Home equity	160	1	159	—	159	7	5.0
Consumer credit card	1	—	1	—	1	—	—
Other consumer	4	—	4	—	4	—	—
Total consumer	398	17	381	—	381	29	11.6
	$1,083	$131	$952	$77	$875	$153	26.2%

	Non-accrual Impaired Loans 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$384	$77	$307	$113	$194	$62	36.2%
Commercial real estate mortgage—owner-occupied	76	9	67	13	54	23	42.1
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	469	87	382	126	256	88	37.3
Commercial investor real estate mortgage	11	—	11	4	7	1	9.1
Total investor real estate	11	—	11	4	7	1	9.1
Residential first mortgage	31	8	23	—	23	2	32.3
Home equity	11	2	9	—	9	—	18.2
Total consumer	42	10	32	—	32	2	28.6
	$522	$97	$425	$130	$295	$91	36.0%

	Accruing Impaired Loans 2018
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$84	$—	$84	$14	16.7%
Commercial real estate mortgage—owner-occupied	26	2	24	2	15.4
Total commercial	110	2	108	16	16.4
Commercial investor real estate mortgage	15	1	14	1	13.3
Total investor real estate	15	1	14	1	13.3
Residential first mortgage	194	9	185	18	13.9
Home equity	195	—	195	6	3.1
Consumer credit card	1	—	1	—	—
Other consumer	6	—	6	—	—
Total consumer	396	9	387	24	8.3
	$521	$12	$509	$41	10.2%

	Total Impaired Loans 2018
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$468	$77	$391	$113	$278	$76	32.7%
Commercial real estate mortgage—owner-occupied	102	11	91	13	78	25	35.3
Commercial real estate construction—owner-occupied	9	1	8	—	8	3	44.4
Total commercial	579	89	490	126	364	104	33.3
Commercial investor real estate mortgage	26	1	25	4	21	2	11.5
Total investor real estate	26	1	25	4	21	2	11.5
Residential first mortgage	225	17	208	—	208	20	16.4
Home equity	206	2	204	—	204	6	3.9
Consumer credit card	1	—	1	—	1	—	—
Other consumer	6	—	6	—	6	—	—
Total consumer	438	19	419	—	419	26	10.3
	$1,043	$109	$934	$130	$804	$132	23.1%
_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.
The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2019, 2018 and 2017. Interest income recognized represents interest on accruing loans modified in a TDR.

	2019		2018		2017
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$409	$5	$486	$9	$747	$12
Commercial real estate mortgage—owner-occupied	88	1	131	6	226	5
Commercial real estate construction—owner-occupied	14	—	7	—	5	—
Total commercial	511	6	624	15	978	17
Commercial investor real estate mortgage	22	2	61	3	81	4
Commercial investor real estate construction	5	—	7	—	39	2
Total investor real estate	27	2	68	3	120	6
Residential first mortgage	214	8	230	8	450	15
Home equity	180	10	230	12	280	14
Indirect—vehicles	—	—	—	—	—	—
Consumer credit card	1	—	1	—	2	—
Other consumer	5	—	7	—	9	1
Total consumer	400	18	468	20	741	30
Total impaired loans	$938	$26	$1,160	$38	$1,839	$53

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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs for the years ended December 31, 2019 and 2018 totaled approximately $239 million and $374 million, respectively.

	2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	97	$259	$3
Commercial real estate mortgage—owner-occupied	51	29	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	149	290	3
Commercial investor real estate mortgage	12	26	—
Commercial investor real estate construction	12	18	2
Total investor real estate	24	44	2
Residential first mortgage	159	32	4
Home equity	99	7	—
Consumer credit card	37	—	—
Indirect—vehicles and other consumer	75	1	—
Total consumer	370	40	4
	543	$374	$9

	2018
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	113	$353	$5
Commercial real estate mortgage—owner-occupied	67	42	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	181	397	5
Commercial investor real estate mortgage	25	76	3
Total investor real estate	25	76	3
Residential first mortgage	184	31	4
Home equity	106	7	—
Consumer credit card	54	1	—
Indirect—vehicles and other consumer	77	1	—
Total consumer	421	40	4
	627	$513	$12

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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2019	2018	2017
	(In millions)
Carrying value, beginning of year	$418	$336	$324
Additions	42	111	64
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(62)	18	(8)
Economic amortization associated with borrower repayments (1)	(53)	(47)	(44)
Carrying value, end of year	$345	$418	$336

_________

(1)	"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
In 2017, the Company purchased the rights to service approximately $2.7 billion in residential mortgage loans for approximately $30 million.
In 2018, the Company purchased the rights to service approximately $6.1 billion in residential mortgage loans for approximately $77 million. Approximately $7 million of the purchase price was paid in 2019.
In 2019, the Company purchased the rights to service approximately $409 million in residential mortgage loans for approximately $4 million. Additionally, Regions purchased rights to service residential mortgage loans on a flow basis for approximately $13 million in 2019. The Company sold $167 million of affordable housing residential mortgage loans and as part of the transaction kept the rights to service the loans, which resulted in the retained residential MSR of approximately $2 million.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2019	2018
	(Dollars in millions)
Unpaid principal balance	$34,467	$36,450
Weighted-average CPR (%)	12.0%	9.0%
Estimated impact on fair value of a 10% increase	$(19)	$(24)
Estimated impact on fair value of a 20% increase	$(35)	$(43)
Option-adjusted spread (basis points)	618	755
Estimated impact on fair value of a 10% increase	$(8)	$(13)
Estimated impact on fair value of a 20% increase	$(16)	$(26)
Weighted-average coupon interest rate	4.2%	4.2%
Weighted-average remaining maturity (months)	278	281
Weighted-average servicing fee (basis points)	27.3	27.1

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

	2019	2018	2017
	(In millions)
Servicing related fees and other ancillary income	$102	$95	$96

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
As of December 31, 2019 and 2018, the DUS servicing portfolio was approximately $3.9 billion and $3.6 billion, respectively. The related commercial MSRs were approximately $59 million and $56 million at December 31, 2019 and 2018, respectively. The estimated fair value of the commercial MSRs was approximately $64 million at December 31, 2019 and  $59 million at December 31, 2018.
NOTE 8. OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, marketable equity securities, and operating lease assets. See Note 14 for information related to operating leases.

FRB AND FHLB STOCK
The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2019	2018
	(In millions)
Federal Reserve Bank	$492	$488
Federal Home Loan Bank	209	377

MARKETABLE EQUITY SECURITIES
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets in the consolidated balance sheets. Total marketable equity securities were $450 million and $429 million at December 31, 2019 and 2018, respectively. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company were $17 million at December 31, 2019.
NOTE 9. PREMISES AND EQUIPMENT
A summary of premises and equipment, net at December 31 is as follows:

	2019	2018
	(In millions)
Land	$446	$481
Premises and improvements	1,783	1,830
Furniture and equipment	1,023	994
Software	756	699
Leasehold improvements	407	379
Construction in progress	199	220
	4,614	4,603
Accumulated depreciation and amortization	(2,654)	(2,558)
	$1,960	$2,045

NOTE 10. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at December 31 is presented as follows:

	2019	2018
	(In millions)
Corporate Bank	$2,474	$2,474
Consumer Bank	1,978	1,978
Wealth Management	393	377
	$4,845	$4,829

Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2019, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the quantitative goodwill impairment tests were deemed unnecessary.

OTHER INTANGIBLES
The following table presents other intangibles and related accumulated amortization as of December 31:

	2019	2018	2019	2018	2019	2018
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$980	$966	$31	$45
Purchased credit card relationship assets	175	175	140	129	35	46
Other—amortizing (1)	36	19	15	13	21	6
DUS license (2)					15	15
Other—non-amortizing (3)					3	3
	$1,222	$1,205	$1,135	$1,108	$105	$115

_________
(1) Includes intangible assets related to acquired trust services, trade names, intellectual property, customer relationships, and employee agreements.
(2) The DUS license is a non-amortizing intangible asset.
(3) Includes non-amortizing intangible assets related to other acquired trust services.
Core deposit intangibles and purchased credit card relationship assets are being amortized in other non-interest expense on an accelerated basis over their expected useful lives.
Regions purchased a DUS license in 2014. The intangible asset associated with the DUS license is a non-amortizing intangible asset. Refer to Note 7 for additional information related to this license.
The aggregate amount of amortization expense for core deposit intangibles, purchased credit card relationship assets, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2020	$24
2021	20
2022	16
2023	12
2024	7

Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any other identifiable intangible assets occurred during 2019, 2018 or 2017.
NOTE 11. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2019	2018
	(In millions)
Savings	$8,640	$8,788
Interest-bearing transaction	20,046	19,175
Money market—domestic	25,326	24,111
Time deposits	7,442	7,122
Interest-bearing customer deposits	61,454	59,196
Corporate treasury time deposits	108	242
Corporate treasury other deposits	1,800	—
Total interest-bearing deposits	$63,362	$59,438

The aggregate amount of time deposits of $250,000 or more, including certificates of deposit of $250,000 or more, was $1.7 billion at both December 31, 2019 and 2018.
At December 31, 2019, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2019
(In millions)
2020	$5,079
2021	1,444
2022	566
2023	390
2024	61
Thereafter	10
$7,550

NOTE 12. BORROWINGS
SHORT-TERM BORROWINGS
Short-term borrowings consist of FHLB advances in the amount of $2.1 billion at December 31, 2019 and $1.6 billion at December 31, 2018.
LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2019	2018
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$358	$1,101
2.75% senior notes due August 2022	997	996
3.80% senior notes due August 2023	996	497
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	156	157
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	45	(47)
	2,950	3,102
Regions Bank:
FHLB advances	2,501	6,902
2.75% senior notes due April 2021	549	548
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	350	349
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	499	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	499	499
6.45% subordinated notes due June 2037	495	495
Other long-term debt	32	33
Valuation adjustments on hedged long-term debt	4	(3)
	4,929	9,322
Total consolidated	$7,879	$12,424

As of December 31, 2019, Regions had three issuances and Regions Bank had one issuance of subordinated notes totaling $554 million and $495 million, respectively, with stated interest rates ranging from 6.45% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.

During 2019, Regions issued $500 million of senior notes through a reopening of the Company's 3.80% senior notes due August 2023 and simultaneously entered into an interest rate swap, effectively converting the notes to floating rate notes at 1 month LIBOR. On December 6, 2019, Regions received tenders for an aggregate principal amount of approximately $740 million of its outstanding 3.20% senior notes due 2021, pursuant to the terms and conditions of the tender offer made for any and all of these outstanding senior notes. The pre-tax loss on early extinguishment related to the execution of this offer amounted to $16 million.
FHLB advances at December 31, 2019, 2018 and 2017 had a weighted-average interest rate of 1.9 percent, 2.6 percent, and 1.4 percent, respectively, with remaining maturities as of December 31, 2019 ranging from less than one year to eight years and a weighted-average of 0.7 years. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2019 and 2018. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 8 for the amount of FHLB stock held at December 31, 2019 and 2018. Regions’ total borrowing capacity with the FHLB (including outstanding advances) as of December 31, 2019, based on assets available for collateral at that date, was approximately $17.5 billion.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.4 percent, 3.2 percent, and 3.0 percent for the years ended December 31, 2019, 2018 and 2017, respectively. Further discussion of derivative instruments is included in Note 21.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2020	$—	$1,778
2021	358	2,653
2022	1,003	—
2023	1,035	—
2024	100	—
Thereafter	454	498
	$2,950	$4,929

On February 22, 2019, Regions filed a shelf registration statement with the SEC. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2022.
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
NOTE 13. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2019 and 2018, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2019 that would change this designation.

Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2019 (1)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$10,228	9.68%	4.50%	N/A
Regions Bank	12,212	11.58	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$11,537	10.91%	6.00%	6.00%
Regions Bank	12,212	11.58	6.00	8.00
Total capital:
Regions Financial Corporation	$13,406	12.68%	8.00%	10.00%
Regions Bank	13,621	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	$11,537	9.65%	4.00%	N/A
Regions Bank	12,212	10.24	4.00	5.00%

	December 31, 2018		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules	(Dollars in millions)
Basel III common equity Tier 1 capital:
Regions Financial Corporation	$10,371	9.90%	4.50%	N/A
Regions Bank	12,109	11.59	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$11,190	10.68%	6.00%	6.00%
Regions Bank	12,109	11.59	6.00	8.00
Total capital:
Regions Financial Corporation	$13,056	12.46%	8.00%	10.00%
Regions Bank	13,494	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	$11,190	9.32%	4.00%	N/A
Regions Bank	12,109	10.12	4.00	5.00%

 _________
(1) The 2019 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
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
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2019, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 14. LEASES
LESSEE
As of December 31, 2019, assets and liabilities recorded under operating leases for properties were $443 million and $514 million, respectively. The difference between the asset and liability balance is largely the result of lease liabilities that existed prior to the January 1, 2019 adoption of the new accounting guidance for leases. The asset is recorded within other assets, and the lease liability is recorded within other liabilities on the consolidated balance sheet. Lease expense, which is operating lease costs recorded within net occupancy expense in the consolidated statements of income, was $81 million for the year ended December 31, 2019.
Other information related to operating leases is as follows:

December 31, 2019
Weighted-average remaining lease term (years)	9.3 years
Weighted-average discount rate (%)	3.2%

Future, undiscounted minimum lease payments on operating leases are as follows:

December 31, 2019
(In millions)
2020	$94
2021	87
2022	78
2023	70
2024	57
Thereafter	234
Total lease payments	620
Less: Imputed interest	106
Total present value of lease liabilities	$514

LESSOR
The following tables present a summary of Regions' sales-type, direct financing, operating, and leveraged leases:

Net Interest Income and Other Financing Income
Year Ended December 31, 2019
(In millions)
Sales-Type and Direct Financing	$33
Operating	11
Leveraged(1)	14
$58
_________
(1) Leveraged lease income is shown pre-tax with related tax expense of $9 million. This income does not include leveraged lease termination gains of $1 million with related income tax expense of zero.

	As of December 31, 2019
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Lease receivable	$1,068	$113	$182	$1,363
Unearned income	(215)	(29)	(113)	(357)
Guaranteed residual	32	—	—	32
Unguaranteed residual	152	213	147	512
Total net investment	$1,037	$297	$216	$1,550

The following table presents the minimum future payments due from customers for sales-type, direct financing, and operating leases:

	December 31, 2019
	Sales-Type and Direct Financing	Operating	Total
	(In millions)
2020	$192	$41	$233
2021	150	30	180
2022	126	18	144
2023	104	9	113
2024	74	6	80
Thereafter	422	9	431
	$1,068	$113	$1,181

NOTE 15. STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

						2019	2018
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
Series C	4/30/2019	5/15/2029	5.700%	(2)	500	490	—
					$1,500	$1,310	$820
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
The Board of Directors declared $64 million in cash dividends on both Series A and Series B preferred stock, during both 2019 and 2018. In 2019, the Board of Directors declared $15 million in cash dividends on Series C Preferred Stock. Therefore, a total of $79 million in cash dividends on total preferred stock was declared in 2019 compared to the total of $64 million cash dividends on total preferred stock declared in 2018.
In the event Series A, Series B, or Series C preferred shares are redeemed at the liquidation amounts, $113 million, $67 million, or $10 million excess of the redemption amount over the carrying amount will be recognized, respectively. Approximately $100 million of Series A preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $13 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $52 million of Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $15 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $10 million of Series C issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders.
COMMON STOCK
Regions was not required to participate in the 2019 CCAR; however, as required, the Company did submit its planned capital actions to the Federal Reserve for the third quarter of 2019 through the second quarter of 2020. As part of the Company's capital plan, the Board authorized a new $1.370 billion common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2019 through the second quarter of 2020.
As of December 31, 2019, Regions had repurchased approximately 47.5 million shares of common stock at a total cost of approximately $721.5 million under this plan. All of these shares were immediately retired upon repurchase and, therefore will not be included in treasury stock.
Prior to the new common stock repurchase plan, Regions had authorization to repurchase $2.031 billion in common shares. As of June 30, 2019, Regions had repurchased approximately 115.38 million shares of common stock at a total cost of $2.031 billion under this plan.
Regions declared $0.59 per share in cash dividends for 2019, $0.46 for 2018, and $0.315 for 2017.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31:

	2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(27)	$(397)	$(63)	$(477)	$(964)
Net change	5	602	385	(118)	874
End of year	$(22)	$205	$322	$(595)	$(90)

	2018
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(33)	$(153)	$(51)	$(512)	$(749)
Net change	6	(244)	(12)	35	(215)
End of year	$(27)	$(397)	$(63)	$(477)	$(964)

	2017
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$(33)	$(106)	$11	$(422)	$(550)
Net change	6	(12)	(51)	(9)	(66)
Reclassification of the Tax Reform related revaluation of deferred tax items within AOCI	(6)	(35)	(11)	(81)	(133)
End of year	$(33)	$(153)	$(51)	$(512)	$(749)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31:

		2019	2018	2017
Details about Accumulated Other Comprehensive Income (Loss) Components		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
		(In millions)
Unrealized losses on securities transferred to held to maturity:
		$(7)	$(9)	$(10)	Net interest income and other financing income
		2	3	4	Tax (expense) or benefit
		$(5)	$(6)	$(6)	Net of tax
Unrealized gains and (losses) on available for sale securities:
		$(28)	$—	$19	Securities gains (losses), net
		7	—	(7)	Tax (expense) or benefit
		$(21)	$—	$12	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts		$(24)	$12	$86	Net interest income and other financing income
		6	(3)	(33)	Tax (expense) or benefit
		$(18)	$9	$53	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements	(2)	$(43)	$(36)	$(48)	Other non-interest expense
		11	8	17	Tax (expense) or benefit
		$(32)	$(28)	$(31)	Net of tax

Total reclassifications for the period		$(76)	$(25)	$28	Net of tax
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

NOTE 16. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2019	2018	2017
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,582	$1,568	$1,241
Preferred stock dividends	(79)	(64)	(64)
Income from continuing operations available to common shareholders	1,503	1,504	1,177
Income from discontinued operations, net of tax	—	191	22
Net income available to common shareholders	$1,503	$1,695	$1,199
Denominator:
Weighted-average common shares outstanding—basic	995	1,092	1,186
Potential common shares	4	10	12
Weighted-average common shares outstanding—diluted	999	1,102	1,198
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$1.51	$1.38	$0.99
Diluted	1.50	1.36	0.98
Earnings per common share from discontinued operations(1):
Basic	$0.00	$0.18	$0.02
Diluted	0.00	0.17	0.02
Earnings per common share(1):
Basic	$1.51	$1.55	$1.01
Diluted	1.50	1.54	1.00
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 7 million, 6 million and 14 million in stock options, restricted stock units and awards and performance stock units for the years ended December 31, 2019, 2018 and 2017, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 17. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards, performance awards and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation and Human Resources Committee of the Board; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by stockholders. Incentive awards usually vest based on employee service, generally within 3 years from the date of the grant. The contractual lives of options granted under these plans are typically ten years from the date of the grant.
On April 23, 2015, the stockholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the Compensation and Human Resources Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 39 million at December 31, 2019.

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
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2019	2018	2017
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$51	$50	$62
Tax benefits related to share-based compensation cost (1)	(13)	(13)	(23)
Compensation cost of share-based compensation awards, net of tax	$38	$37	$39

________
(1) The tax benefits related to share-based compensation cost for 2019 exclude excess tax benefits of $12 million related to settled share-based compensation awards.
STOCK OPTIONS
The following table summarizes the activity for 2019, 2018 and 2017 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2016	13,455,047	$19.37	$34	1.83 yrs
Granted	—	—
Exercised	(1,204,138)	6.69
Forfeited or expired	(2,843,011)	34.00
Outstanding at December 31, 2017	9,407,898	$16.58	$35	1.05 yrs
Granted	—	—
Exercised	(1,619,206)	7.08
Forfeited or expired	(6,063,969)	21.88
Outstanding at December 31, 2018	1,724,723	$6.86	$11	1.74 yrs
Granted	—	—
Exercised	(756,954)	6.93
Forfeited or expired	—	—
Outstanding at December 31, 2019	967,769	$6.80	$10	0.83 yrs
Exercisable at December 31, 2019	967,769	$6.80	$10	0.83 yrs

The aggregate intrinsic value of exercised options was $8 million for 2019, $10 million for 2018, and $13 million for 2017. Cash received from options exercised was $5 million, $11 million, and $8 million in 2019, 2018, and 2017, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $2 million for 2019, $4 million for 2018, and $3 million for 2017.
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2019, 2018 and 2017, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2019, 2018 and 2017 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	16,558,942	$9.31
Granted	3,993,591	14.57
Vested	(4,657,544)	11.06
Forfeited	(631,955)	10.04
Non-vested at December 31, 2017	15,263,034	$10.12
Granted	3,051,090	18.17
Vested	(6,038,566)	9.64
Forfeited	(747,021)	13.00
Non-vested at December 31, 2018	11,528,537	$12.32
Granted	3,971,303	14.70
Vested	(6,068,969)	8.47
Forfeited	(433,513)	15.25
Non-vested at December 31, 2019	8,997,358	$15.62

As of December 31, 2019, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $50 million, which will be recognized over a weighted-average period of 1.57 years. The total fair value of shares vested during the years ended December 31, 2019, 2018, and 2017, was $89 million, $112 million, and $68 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2019, 2018 or 2017.
NOTE 18. EMPLOYEE BENEFIT PLANS
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2019	2018	2019	2018	2019	2018
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$1,865	$2,134	$145	$151	$2,010	$2,285
Service cost	28	35	3	3	31	38
Interest cost	75	70	5	5	80	75
Actuarial (gains) losses	349	(211)	33	(3)	382	(214)
Benefit payments	(122)	(159)	(7)	(11)	(129)	(170)
Administrative expenses	(3)	(4)	—	—	(3)	(4)
Plan settlements	—	—	(7)	—	(7)	—
Projected benefit obligation, end of year	$2,192	$1,865	$172	$145	$2,364	$2,010
Change in plan assets
Fair value of plan assets, beginning of year	$2,105	$2,218	$—	$—	$2,105	$2,218
Actual return on plan assets	319	(50)	—	—	319	(50)
Company contributions	—	100	14	11	14	111
Benefit payments	(122)	(159)	(7)	(11)	(129)	(170)
Administrative expenses	(3)	(4)	—	—	(3)	(4)
Plan settlements	—	—	(7)	—	(7)	—
Fair value of plan assets, end of year	$2,299	$2,105	$—	$—	$2,299	$2,105
Funded status and accrued benefit (cost) at measurement date	$107	$240	$(172)	$(145)	$(65)	$95
Amount recognized in the Consolidated Balance Sheets:
Other assets	$107	$240	$—	$—	$107	$240
Other liabilities	—	—	(172)	(145)	(172)	(145)
	$107	$240	$(172)	$(145)	$(65)	$95
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$736	$604	$66	$39	$802	$643
Prior service cost (credit)	—	—	—	1	—	1
	$736	$604	$66	$40	$802	$644

The accumulated benefit obligation for the qualified plans was $2.1 billion and $1.8 billion as of December 31, 2019 and 2018, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of both December 31, 2019 and 2018. The accumulated benefit obligation for the non-qualified plans was $171 million and $141 million as of December 31, 2019 and 2018, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2019 and 2018, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.

Net periodic pension cost (benefit) included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(In millions)
Service cost	$28	$35	$34	$3	$3	$4	$31	$38	$38
Interest cost	75	70	72	5	5	5	80	75	77
Expected return on plan assets	(137)	(153)	(143)	—	—	—	(137)	(153)	(143)
Amortization of actuarial loss	36	31	32	5	5	4	41	36	36
Settlement charge	—	—	—	2	—	12	2	—	12
Net periodic pension (benefit) cost	$2	$(17)	$(5)	$15	$13	$25	$17	$(4)	$20

The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The settlement charges relate to the settlement of liabilities under the SERP for certain plan participants.
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2019	2018	2019	2018
Discount rate	3.35%	4.38%	3.05%	4.18%
Rate of annual compensation increase	4.00%	3.75%	3.00%	3.75%

The weighted-average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2019	2018	2017	2019	2018	2017
Discount rate	4.39%	3.70%	4.34%	4.18%	3.49%	3.93%
Expected long-term rate of return on plan assets	6.84%	6.84%	7.25%	N/A	N/A	N/A
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%

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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated return of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2020, the expected long-term rate of return on plan assets is 6.74 percent.
The qualified plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to fixed income securities. The combined target asset allocation is 51 percent equities, 37 percent fixed income securities and 12 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified plans have a portion of their investments in Regions' common stock. At December 31, 2019, the plans held 2,855,618 shares, which represents a total market value of approximately $49.0 million, or approximately 2.2 percent of the plans' assets.

The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2019				2018
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$25	$—	$—	$25	$158	$—	$—	$158
Fixed income securities:
U.S. Treasury securities	$400	$—	$—	$400	$127	$—	$—	$127
Federal agency securities	—	24	—	24	—	21	—	21
Corporate bonds	—	—	—	—	—	216	—	216
Total fixed income securities	$400	$24	$—	$424	$127	$237	$—	$364
Equity securities:
Domestic	$346	$—	$—	$346	$287	$—	$—	$287
International	176	—	—	176	186	—	—	186
Total equity securities	$522	$—	$—	$522	$473	$—	$—	$473
International mutual funds	$181	$—	$—	$181	$159	$—	$—	$159
Total assets in the fair value hierarchy	$1,128	$24	$—	$1,152	$917	$237	$—	$1,154
Collective trust funds:
Fixed income fund(1)				$681				$405
Common stock fund(1)				178				246
International fund(1)				—				—
Total collective trust funds				$859				$651
Hedge funds measured at NAV(1)				$—				$1
Real estate funds measured at NAV(1)				$187				$200
Private equity funds measured at NAV(1)				$101				$99
				$2,299				$2,105

__________
(1) In accordance with accounting guidance, investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not required to be classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of amounts reported in the fair value hierarchy to amounts reported on the balance sheet.
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

Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Expected Employer Contributions:
2020	$—	$11
Expected Benefit Payments:
2020	$126	$11
2021	135	30
2022	135	29
2023	134	14
2024	135	10
Next five years	667	59

OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. In 2019, 2018 and 2017, Regions provided an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $17 million for 2019 and $18 million for both 2018 and 2017. For 2019, eligible employees who were already contributing to the 401(k) plan received up to a 5 percent Company match plus the automatic 2 percent cash contribution. In 2018 and 2017, eligible employees who were already contributing to the 401(k) plan received up to a 4 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $58 million in 2019 and $48 million in both 2018 and 2017. Regions’ 401(k) plan held 21 million shares and 23 million shares of Regions' common stock at December 31, 2019 and 2018, respectively. The 401(k) plan received approximately $13 million, $10 million and $8 million in dividends on Regions' common stock for the years ended December 31, 2019, 2018 and 2017, respectively.
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

NOTE 19. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2019	2018	2017
	(In millions)
Investment services fee income	$79	$71	$60
Bank-owned life insurance	78	65	81
Commercial credit fee income	73	71	71
Market value adjustments on employee benefit assets - defined benefit	5	(6)	—
Market value adjustments on employee benefit assets - other	11	(5)	16
Other miscellaneous income	130	100	75
	$376	$296	$303

The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2019	2018	2017
	(In millions)
Outside services	$189	$187	$172
Marketing	97	92	93
Professional, legal and regulatory expenses	95	119	93
Credit/checkcard expenses	68	57	50
FDIC insurance assessments	48	85	108
Branch consolidation, property and equipment charges	25	11	22
Visa class B shares expense	14	10	19
Provision (credit) for unfunded credit losses	(6)	(2)	(16)
Loss on early extinguishment of debt	16	—	—
Other miscellaneous expenses	381	404	411
	$927	$963	$952

NOTE 20. INCOME TAXES
The components of income tax expense from continuing operations for the years ended December 31 were as follows:

	2019	2018	2017
	(In millions)
Current income tax expense:
Federal	$279	$175	$373
State	62	29	30
Total current expense	$341	$204	$403
Deferred income tax expense:
Federal	$29	$130	$180
State	33	53	36
Total deferred expense	$62	$183	$216
Total income tax expense	$403	$387	$619

__________
Note: The table above does not include total income tax expense (benefit) from discontinued operations of zero, $80 million, and $(3) million in 2019, 2018 and 2017, respectively. The deferred income tax expense (benefit) reflected in discontinued operations was zero, $43 million and $(7) million in 2019, 2018 and 2017, respectively.
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
The Company accounts for investment tax credits using the deferral method. Investment tax credits generated totaled $59 million, $90 million and $102 million for 2019, 2018 and 2017, respectively.
Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent for the years ended December 31, 2019 and 2018, and 35 percent for the year ended December 31, 2017, as shown in the following table:

	2019	2018	2017
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$417	$410	$651
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	75	65	43
Tax-exempt interest	(39)	(37)	(54)
Affordable housing investment amortization, net of tax benefits (excluding Tax Reform)	(34)	(37)	(52)
Deferred tax revaluation and other impacts of Tax Reform	—	(37)	61
Non-deductible expenses	19	28	3
Bank-owned life insurance	(19)	(16)	(32)
Lease financing	5	11	16
Other, net	(21)	—	(17)
Income tax expense	$403	$387	$619
Effective tax rate	20.3%	19.8%	33.3%
__________
Note: Income tax expense includes amortization of affordable housing investments of $131 million, $137 million, and $160 million (including $23 million due to impact of Tax Reform in 2017) for 2019, 2018 and 2017, respectively. The additional income tax expense due to Tax Reform of $61 million in 2017 included $133 million of income tax expense related to the revaluation of unrealized gains and losses included in stockholders' equity.

Significant components of the Company’s net deferred tax asset (liability) at December 31 are listed below:

	2019	2018
	(In millions)
Deferred tax assets:
Allowance for loan losses	$231	$226
Right of use liability	124	—
State net operating losses, net of federal tax effect	50	73
Unrealized losses included in stockholder's equity	30	325
Accrued expenses	30	48
Federal tax credit carryforwards	12	14
Other	16	21
Total deferred tax assets	493	707
Less: valuation allowance	(32)	(30)
Total deferred tax assets less valuation allowance	461	677
Deferred tax liabilities:
Lease financing	354	330
Right of use asset	115	—
Goodwill and intangibles	92	94
Employee benefits and deferred compensation	90	82
Mortgage servicing rights	61	73
Fixed assets	42	41
Other	35	37
Total deferred tax liabilities	789	657
Net deferred tax asset (liability)	$(328)	$20
The following table provides details of the Company’s tax carryforwards at December 31, 2019, including the expiration dates, any related valuation allowance and the amount of pre-tax earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
	(In millions)
General business credits	2039	$12	$—	$12	$ N/A
Net operating losses-states	2020-2024	23	11	12	253
Net operating losses-states	2025-2031	20	16	4	65
Net operating losses-states	2032-2039	5	5	—	—
Net operating losses-states	None	2	—	2	N/A
________
(1) N/A indicates that net operating losses with no expiration and tax credits are not measured on a pre-tax basis.

As detailed in the table above, the Company had a deferred tax asset of $30 million net of valuation allowance related to net operating losses and tax credit carryforwards at December 31, 2019, of which $16 million will expire before 2032 (as detailed in the table above).
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2019, positive evidence supporting the realization of the deferred tax assets includes a history of positive earnings with no history of significant tax credit carryforwards expiring unused. In addition, the reversal of taxable temporary differences, excluding goodwill and the inclusion of the accretion of taxable temporary differences related to leveraged leases acquired in a previous business combination, will offset approximately $718 million of the gross deferred tax assets, which is significantly larger than the $461 million deferred tax asset balance net of valuation allowance at December 31, 2019.
.

The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $32 million against such benefits at December 31, 2019 compared to $30 million at December 31, 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
	(In millions)
Balance at beginning of year	$13	$27	$31
Additions based on tax positions taken in a prior period	25	—	—
Additions based on tax positions taken in the current period	—	11	—
Reductions based on tax positions taken in a prior period	—	(13)	—
Settlements	—	(11)	—
Expiration of statute of limitations	(1)	(1)	(4)
Balance at end of year	$37	$13	$27
The Company files U.S. federal, state, and local income tax returns. In 2015, the Company entered the IRS’s Compliance Assurance Process program and tax years 2018 and 2019 remain open. Other than potential adjustments related to credits claimed through amended returns, tax years prior to 2018 are no longer subject to examination by the IRS. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2015. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $28 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.
As of December 31, 2019, 2018 and 2017, the balances of the Company’s UTBs that would reduce the effective tax rates, if recognized, were $34 million, $10 million and $21 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
Income tax expense for 2019, 2018 and 2017, includes a total expense (benefit) of $1 million, $(2) million and $(2) million, respectively, for interest expense, interest income and penalties before the impact of any applicable federal and state deductions. As of December 31, 2019 and 2018, the Company had a liability of $1 million and zero, respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31:

	2019			2018
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,900			$3,231
Derivatives in cash flow hedging relationships:
Interest rate swaps	17,250			8,750
Interest rate floors (2)	6,750	208		3,250	72
Total derivatives designated as hedging instruments	$26,900	$208		$15,231	$72
Derivatives not designated as hedging instruments:
Interest rate swaps	$68,075	$376	$164	$49,737	$193	$237
Interest rate options	11,347	27	9	7,178	29	20
Interest rate futures and forward commitments	27,324	10	11	7,961	4	9
Other contracts	10,276	48	58	7,287	72	74
Total derivatives not designated as hedging instruments	$117,022	$461	$242	$72,163	$298	$340
Total derivatives	$143,922	$669	$242	$87,394	$370	$340

Total gross derivative instruments, before netting		$669	$242		$370	$340
Less: Legally enforceable master netting agreements		105	105		108	108
Less: Cash collateral received/posted		229	90		135	71
Total gross derivative instruments, after netting (3)		$335	$47		$127	$161
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)	Estimated fair value includes premium and change in fair value of the interest rate floors.

(3)
The gain amounts, which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. Financial instruments posted of $24 million were not offset in the consolidated balance sheets at both December 31, 2019 and 2018.

Subsequent to December 31, 2019, the Company executed net terminations of $1.25 billion notional value cash flow hedging relationships.
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

Regions recognized an unrealized after-tax gain of $58 million and $51 million in accumulated other comprehensive income (loss) at December 31, 2019 and 2018, respectively, related to discontinued cash flow hedges of loan instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2026. Regions recognized pre-tax income of $14 million and $45 million during the years ended December 31, 2019 and 2018, respectively related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify into earnings approximately $50 million in pre-tax expense due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $9 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 7 years as of December 31, 2019, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected for the years ended December 31:

	2019
	Interest Income		Interest Expense	Non-interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$643	$3,866	$351	$927

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(14)	$—
Recognized on derivatives	(2)	—	92	—
Recognized on hedged items	2	—	(92)	—
Net income (expense) recognized on fair value hedges	$—	$—	$(14)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(24)	$—	$—
Net income (expense) recognized on cash flow hedges (2)	$—	$(24)	$—	$—

	2018
	Interest Income		Interest Expense	Non-interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$625	$3,613	$322	$963

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$(15)	$—
Recognized on derivatives	4	—	1	—
Recognized on hedged items	(4)	—	(1)	—
Net income (expense) recognized on fair value hedges	$(1)	$—	$(15)	$—

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$12	$—	$—
Net income (expense) recognized on cash flow hedges (2)	$—	$12	$—	$—

	2017
	Interest Income		Interest Expense	Non-interest Expense
	Debt securities-taxable	Loans, including fees	Long-term borrowings	Other
	(In millions)
Total amounts presented in the consolidated statements of income	$596	$3,228	$212	$952

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(4)	$—	$2	$—
Recognized on derivatives	—	—	—	(19)
Recognized on hedged items	—	—	—	20
Net income (expense) recognized on fair value hedges	$(4)	$—	$2	$1

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$86	$—	$—
Net income (expense) recognized on cash flow hedges (2)	$—	$86	$—	$—
____
(1) See Note 15 for gain or (loss) recognized for cash flow hedges in AOCI.
(2) Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31:

	2019		2018
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale	$—	$—	$85	$—
Long-term borrowings	(2,954)	(49)	(3,103)	50

During 2019 and 2018, the Company terminated fair value hedges related to available for sale debt securities with carrying values of $337 million and $604 million, respectively. The remaining basis adjustments related to these terminated hedges were $3 million and $4 million, respectively. The Company also de-designated fair value hedges in conjunction with a 2019 debt tender offer. New fair value hedges were transacted for the debt that was not tendered and the basis adjustment of $2 million related to the terminated fair value hedges was included in the carrying amount of the remaining debt at December 31, 2019. See Note 12 for further information regarding the debt tender offer.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2019 and 2018, Regions had $366 million and $191 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At December 31, 2019 and 2018, Regions had $662 million and $429 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of December 31, 2019 and 2018, the total notional amount related to these contracts was $4.8 billion and $5.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2019	2018	2017
	(In millions)
Capital markets income:
Interest rate swaps	$13	$19	$11
Interest rate options	23	28	28
Interest rate futures and forward commitments	10	3	10
Other contracts	(1)	5	(10)
Total capital markets income	45	55	39
Mortgage income:
Interest rate swaps	68	(12)	2
Interest rate options	(1)	—	(7)
Interest rate futures and forward commitments	5	(8)	(3)
Total mortgage income	72	(20)	(8)
	$117	$35	$31

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2020 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2020 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2019 was approximately $592 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2019 and 2018 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2019 and 2018, were $64 million and $45 million, respectively, for which Regions had posted collateral of $67 million and $43 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of December 31:

	2019				2018
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$182	$—	$—	$182	$280	$—	$—	$280
Federal agency securities	—	43	—	43	—	43	—	43
Mortgage-backed securities (MBS):
Residential agency	—	15,516	—	15,516	—	16,624	—	16,624
Residential non-agency	—	—	1	1	—	—	2	2
Commercial agency	—	4,766	—	4,766	—	3,835	—	3,835
Commercial non-agency	—	647	—	647	—	760	—	760
Corporate and other debt securities	—	1,450	1	1,451	—	1,182	3	1,185
Total debt securities available for sale	$182	$22,422	$2	$22,606	$280	$22,444	$5	$22,729
Loans held for sale	$—	$436	$3	$439	$—	$251	$—	$251
Marketable equity securities	$450	$—	$—	$450	$429	$—	$—	$429
Residential mortgage servicing rights	$—	$—	$345	$345	$—	$—	$418	$418
Derivative assets:
Interest rate swaps	$—	$376	$—	$376	$—	$193	$—	$193
Interest rate options	—	227	8	235	—	96	5	101
Interest rate futures and forward commitments	—	4	6	10	—	4	—	4
Other contracts	—	47	1	48	2	70	—	72
Total derivative assets	$—	$654	$15	$669	$2	$363	$5	$370
Derivative liabilities:
Interest rate swaps	$—	$164	$—	$164	$—	$237	$—	$237
Interest rate options	—	9	—	9	—	20	—	20
Interest rate futures and forward commitments	—	11	—	11	—	9	—	9
Other contracts	—	53	5	58	2	69	3	74
Total derivative liabilities	$—	$237	$5	$242	$2	$335	$3	$340
Non-recurring fair value measurements
Loans held for sale	$—	$—	$14	$14	$—	$—	$10	$10
Equity investments without a readily determinable fair value	—	—	32	32	—	—	27	27
Foreclosed property and other real estate	—	—	42	42	—	16	3	19

_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.
The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 and 2017, respectively. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at December 31, 2019, 2018, 2017 are not material.

	Year Ended December 31, 2019
		Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3
	Opening Balance January 1, 2019	Included in Earnings		Included in Other Compre- hensive Income (Loss)							Closing Balance December 31, 2019
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$418	(115)	(1)	—	42	—	—	—	—	—	$345

	Year Ended December 31, 2018
		Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3
	Opening Balance January 1, 2018	Included in Earnings		Included in Other Compre- hensive Income (Loss)							Closing Balance December 31, 2018
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$336	(29)	(1)	—	111	—	—	—	—	—	$418

	Year Ended December 31, 2017
		Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3
	Opening Balance January 1, 2017	Included in Earnings		Included in Other Compre- hensive Income (Loss)							Closing Balance December 31, 2017
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$324	(52)	(1)	—	64	—	—	—	—	—	$336
_________
(1) Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2019	2018
	(In millions)
Loans held for sale	$(12)	$(13)
Equity investments without a readily determinable fair value	1	8
Foreclosed property and other real estate	(30)	(15)

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2019, 2018 and 2017. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2019, 2018 and 2017 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2019
	Level 3 Estimated Fair Value at December 31, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$345	Discounted cash flow	Weighted-average CPR (%)	7.4% - 26.1% (12.0%)
			OAS (%)	5.2% - 10.2% (6.18%)

	December 31, 2018
	Level 3 Estimated Fair Value at December 31, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$418	Discounted cash flow	Weighted-average CPR (%)	4.4% - 42.6% (9.0%)
			OAS (%)	5.7% - 15.0% (7.6%)

	December 31, 2017
	Level 3 Estimated Fair Value at December 31, 2017	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$336	Discounted cash flow	Weighted-average CPR (%)	7.9% - 28.1% (9.9%)
			OAS (%)	8.1% - 15.0% (8.6%)
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

FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential mortgage loans and certain commercial mortgage loans originated with the intent to sell. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2019			2018
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$439	$425	$14	$251	$242	$9
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

	2019	2018
	(In millions)
Net gains (losses) resulting from changes in fair value	$4	$(2)

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2019 are as follows:

	2019
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,114	$4,114	$4,114	$—	$—
Debt securities held to maturity	1,332	1,372	—	1,372	—
Debt securities available for sale	22,606	22,606	182	22,422	2
Loans held for sale	637	637	—	620	17
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	80,841	80,799	—	—	80,799
Other earning assets(4)	1,221	1,221	450	771	—
Derivative assets	669	669	—	654	15
Financial liabilities:
Derivative liabilities	242	242	—	237	5
Deposits	97,475	97,516	—	97,516	—
Short-term borrowings	2,050	2,050	—	2,050	—
Long-term borrowings	7,879	8,275	—	7,442	833
Loan commitments and letters of credit	67	471	—	—	471

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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2019 was $42 million or 0.1% percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.3 billion at December 31, 2019.

(4)	Excluded from this table is the operating lease carrying amount of $297 million at December 31, 2019.
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2018 are as follows:

	2018
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,538	$3,538	$3,538	$—	$—
Debt securities held to maturity	1,482	1,460	—	1,460	—
Debt securities available for sale	22,729	22,729	280	22,444	5
Loans held for sale	304	304	—	287	17
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	81,054	79,386	—	—	79,386
Other earning assets (4)	1,350	1,350	429	921	—
Derivative assets	370	370	2	363	5
Financial liabilities:
Derivative liabilities	340	340	2	335	3
Deposits	94,491	94,531	—	94,531	—
Short-term borrowings	1,600	1,600	—	1,600	—
Long-term borrowings	12,424	12,610	—	12,408	202
Loan commitments and letters of credit	79	435	—	—	435
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2018 was $1.7 billion or 2.1% percent.

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

The following tables present financial information for each reportable segment for the year ended December 31:

	2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,436	$2,329	$179	$(199)	$3,745	$—	$3,745
Provision (credit) for loan losses	179	338	15	(145)	387	—	387
Non-interest income	539	1,214	332	31	2,116	—	2,116
Non-interest expense	931	2,055	348	155	3,489	—	3,489
Income (loss) before income taxes	865	1,150	148	(178)	1,985	—	1,985
Income tax expense (benefit)	215	287	38	(137)	403	—	403
Net income (loss)	$650	$863	$110	$(41)	$1,582	$—	$1,582
Average assets	$53,867	$35,045	$2,183	$34,015	$125,110	$—	$125,110

	2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,374	$2,209	$193	$(41)	$3,735	$1	$3,736
Provision (credit) for loan losses	175	317	16	(279)	229	—	229
Non-interest income	546	1,144	316	13	2,019	349	2,368
Non-interest expense	916	2,046	345	263	3,570	79	3,649
Income (loss) before income taxes	829	990	148	(12)	1,955	271	2,226
Income tax expense (benefit)	207	248	36	(104)	387	80	467
Net income (loss)	$622	$742	$112	$92	$1,568	$191	$1,759
Average assets	$51,530	$35,066	$2,287	$34,415	$123,298	$82	$123,380

	2017
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income and other financing income (loss)	$1,422	$2,141	$190	$(214)	$3,539	$1	$3,540
Provision (credit) for loan losses	258	297	20	(425)	150	—	150
Non-interest income	498	1,118	302	44	1,962	146	2,108
Non-interest expense	860	2,049	333	249	3,491	128	3,619
Income (loss) before income taxes	802	913	139	6	1,860	19	1,879
Income tax expense (benefit)	305	347	53	(86)	619	(3)	616
Net income (loss)	$497	$566	$86	$92	$1,241	$22	$1,263
Average assets	$51,680	$34,938	$2,459	$34,739	$123,816	$160	$123,976

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2019	2018
	(In millions)
Unused commitments to extend credit	$52,976	$51,406
Standby letters of credit	1,521	1,428
Commercial letters of credit	59	44
Liabilities associated with standby letters of credit	22	28
Assets associated with standby letters of credit	23	29
Reserve for unfunded credit commitments	45	51

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
Standby letters of credit—Standby letters of credit are also issued to customers which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk.
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of December 31, 2019, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes legal contingencies that are subject to the indemnification agreement with Raymond James.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 3, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of December 31, 2019, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of its DUS servicing portfolio. At December 31, 2019 and 2018, the Company's DUS servicing portfolio totaled approximately $3.9 billion and $3.6 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.3 billion and $1.2 billion at December 31, 2019 and 2018, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million for both December 31, 2019 and 2018. Refer to Note 1 for additional information.
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
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated:

	Year Ended December 31, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$154	$565	$3	$—	$7	$729	$—
Card and ATM fees	54	422	1	—	(22)	455	—
Investment management and trust fee income	—	—	243	—	—	243	—
Capital markets income	69	—	—	—	109	178	—
Mortgage income	—	—	—	—	163	163	—
Investment services fee income	—	—	79	—	—	79	—
Commercial credit fee income	—	—	—	—	73	73	—
Bank-owned life insurance	—	—	—	—	78	78	—
Securities gains (losses), net	—	—	—	—	(28)	(28)	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	5	5	—
Market value adjustments on employee benefit assets - other	—	—	—	—	11	11	—
Other miscellaneous income	18	58	5	(2)	51	130	—
	$295	$1,045	$331	$(2)	$447	$2,116	$—

	Year Ended December 31, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$145	$554	$3	$—	$8	$710	$—
Card and ATM fees	52	404	1	(1)	(18)	438	—
Investment management and trust fee income	—	—	235	—	—	235	—
Capital markets income	76	—	—	—	126	202	—
Mortgage income	—	—	—	—	137	137	—
Investment services fee income	—	—	71	—	—	71	—
Commercial credit fee income	—	—	—	—	71	71	—
Bank-owned life insurance	—	—	—	—	65	65	—
Securities gains (losses), net	—	—	—	—	1	1	(1)
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	(6)	(6)	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(5)	(5)	—
Insurance commissions and fees	—	—	1	3	—	4	69
Gain on sale of business(1)	—	—	—	—	—	—	281
Other miscellaneous income	13	42	3	(1)	39	96	—
	$286	$1,000	$314	$1	$418	$2,019	$349

	Year Ended December 31, 2017 (2)
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$140	$530	$3	$1	$9	$683	$—
Card and ATM fees	47	382	—	1	(13)	417	—
Investment management and trust fee income	—	—	230	—	—	230	—
Capital markets income	48	—	—	—	113	161	—
Mortgage income	—	—	—	—	149	149	—
Investment services fee income	—	—	60	—	—	60	—
Commercial credit fee income	—	—	—	—	71	71	—
Bank-owned life insurance	—	—	—	—	81	81	—
Securities gains (losses), net	—	—	—	—	19	19	3
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	—	—	—
Market value adjustments on employee benefit assets - other	—	—	—	—	16	16	—
Insurance commissions and fees	—	—	1	4	—	5	140
Other miscellaneous income	13	45	4	—	8	70	3
	$248	$957	$298	$6	$453	$1,962	$146
_________

(1)	This revenue is not impacted by the new accounting guidance and continues to be recognized when earned in accordance with the Company's existing revenue recognition policy.

(2)	The amounts included for 2017 have not been adjusted under the modified retrospective method.
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

NOTE 26. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2019	2018
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,935	$1,863
Loans to subsidiaries	20	20
Debt securities available for sale	21	20
Premises and equipment, net	41	44
Investments in subsidiaries:
Banks	16,939	15,953
Non-banks	207	172
	17,146	16,125
Other assets	295	332
Total assets	$19,458	$18,404
Liabilities and Stockholders’ Equity
Long-term borrowings	$2,950	$3,102
Other liabilities	213	212
Total liabilities	3,163	3,314
Stockholders’ equity:
Preferred stock	1,310	820
Common stock	10	11
Additional paid-in capital	12,685	13,766
Retained earnings	3,751	2,828
Treasury stock, at cost	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(90)	(964)
Total stockholders’ equity	16,295	15,090
Total liabilities and stockholders’ equity	$19,458	$18,404

Statements of Income

	Year Ended December 31
	2019	2018	2017
	(In millions)
Income:
Dividends received from subsidiaries	$1,675	$2,190	$1,300
Interest from subsidiaries	4	3	7
Other	7	7	2
	1,686	2,200	1,309
Expenses:
Salaries and employee benefits	54	52	65
Interest	153	123	81
Furniture and equipment expense	5	4	4
Other	84	76	69
	296	255	219
Income before income taxes and equity in undistributed earnings of subsidiaries	1,390	1,945	1,090
Income tax benefit	(68)	(64)	(65)
Income from continuing operations	1,458	2,009	1,155
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	271	8
Income tax expense	—	80	2
Income (loss) from discontinued operations, net of tax	—	191	6
Income before equity in undistributed earnings of subsidiaries and preferred dividends	1,458	2,200	1,161
Equity in undistributed earnings of subsidiaries:
Banks	110	(454)	74
Non-banks	14	13	28
	124	(441)	102
Net income	1,582	1,759	1,263
Preferred stock dividends	(79)	(64)	(64)
Net income available to common shareholders	$1,503	$1,695	$1,199

Statements of Cash Flows

	Year Ended December 31
	2019	2018	2017
	(In millions)
Operating activities:
Net income	$1,582	$1,759	$1,263
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(124)	441	(102)
Depreciation, amortization and accretion, net	4	3	2
Loss on sale of assets	—	—	1
Loss on early extinguishment of debt	16	—	—
(Gain) on sale of business	—	(281)	—
Net change in operating assets and liabilities:
Other assets	18	(35)	(19)
Other liabilities	(7)	(8)	2
Other	122	31	41
Net cash from operating activities	1,611	1,910	1,188
Investing activities:
(Investment in) / repayment of investment in subsidiaries	(18)	146	142
Proceeds from sales and maturities of debt securities available for sale	5	8	9
Purchases of debt securities available for sale	(6)	(10)	(6)
Net (purchases of) / proceeds from sales of assets	—	—	6
Proceeds from disposition of business, net of cash transferred	—	357	—
Other, net	—	—	2
Net cash from investing activities	(19)	501	153
Financing activities:
Net change in short-term borrowings	—	(101)	—
Proceeds from long-term borrowings	500	500	999
Payments on long-term borrowings	(751)	—	—
Cash dividends on common stock	(577)	(452)	(346)
Cash dividends on preferred stock	(79)	(64)	(64)
Net proceeds from issuance of preferred stock	490	—	—
Repurchase of common stock	(1,101)	(2,122)	(1,275)
Other	(2)	(2)	(5)
Net cash from financing activities	(1,520)	(2,241)	(691)
Net change in cash and cash equivalents	72	170	650
Cash and cash equivalents at beginning of year	1,863	1,693	1,043
Cash and cash equivalents at end of year	$1,935	$1,863	$1,693

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2019, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting and the attestation report of registered public accounting firm on registrant's internal control over financial reporting are included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2020 (the “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Who are this year's nominees?,” “—What criteria were considered by the NCG Committee in selecting the nominees?,” and “—What skills and characteristics are currently represented on the Board?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is included below.
Information regarding Regions’ Audit Committee included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Audit Committee” is incorporated herein by reference.
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Codes of Ethics” is incorporated herein by reference.
Information included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Family Relationships” is incorporated herein by reference.
Executive officers of the registrant as of December 31, 2019, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
John M. Turner, Jr.	58	President and Chief Executive Officer of registrant and Regions Bank. Previously served as Senior Executive Vice President; Head of Corporate Banking Group and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	56	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
John B. Owen	58	Senior Executive Vice President and Chief Operating Officer of registrant and Regions Bank. Previously Head of Regional Banking Group; Head of the Business Groups.	2009
Fournier J. “Boots” Gale, III	75	Senior Executive Vice President, General Counsel and Corporate Secretary of registrant and Regions Bank. Previously a founding partner of Maynard Cooper & Gale, P.C. in Birmingham, Alabama.	2011
C. Matthew Lusco	62	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
Kate R. Danella	40	Executive Vice President and Head of Strategic Planning & Consumer Bank Products and Origination Partnerships of registrant and Regions Bank. Previously served as Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management and as Wealth Strategy and Effectiveness Executive of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018
C. Keith Herron†	55	Senior Executive Vice President and Head of Corporate Responsibility and Community Engagement of registrant and Regions Bank. Director of Regions Foundation. Previously served as Regional President, South Region of Regions Bank and as Head of Strategic Planning and Execution of registrant and Regions Bank.	2010

David R. Keenan	52	Senior Executive Vice President and Chief Human Resources Officer of registrant and Regions Bank.	2010
Scott M. Peters	58	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Director of Regions Investment Services, Inc. Previously Consumer Services Group Head.	2010
William D. Ritter	49	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director of Highland Associates, Inc.	2010
Ronald G. Smith	59	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Director of Regions Equipment Finance Corporation. Manager of RFC Financial Services Holding LLC. Previously Regional President, Mid-America Region of Regions Bank.	2010

† C. Keith Herron retired on January 15, 2020.

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
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	967,769	$6.80	39,018,893	(b)
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	967,769	$6.80	39,018,893

(a)	Does not include outstanding restricted stock units of 8,997,358.

(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2015 Long Term Incentive Plan. In 2015, all prior long-term incentive plans were closed to new grants.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information presented under the captions “CORPORATE GOVERNANCE—Transactions with Directors,” “—Other Business Relationships and Transactions,” “—Policies Governing Transactions with Related Persons” and “—Director Independence” of the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
All information presented under the caption “ PROPOSAL 2—RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2019 and 2018;
Consolidated Statements of Income—Years ended December 31, 2019, 2018 and 2017;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2019, 2018 and 2017;
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2019, 2018 and 2017; and
Consolidated Statements of Cash Flows—Years ended December 31, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on April 28, 2014

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.4 to Form 8-A filed by registrant on April 29, 2019.

3.5	Bylaws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 24, 2019.

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

4.3	Form of depositary receipt representing the Depositary Shares incorporated by reference to Exhibit 4.2 to Form 8-A filed by registrant on November 1, 2012

4.4	Form of Stock Certificate representing the Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A filed by registrant on November 1, 2012

SEC Assigned Exhibit Number	Description of Exhibits
4.5
Deposit Agreement, dated as of April 29, 2014, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare, Inc. and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by registrant on April 29, 2014

4.6	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by registrant on April 29, 2014

4.7	Form of certificate representing the Series B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Form 8-A filed by registrant on April 28, 2014

4.8
Deposit Agreement, dated as of April 30, 2019, by and among Regions Financial Corporation, Computershare, Inc., and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on April 29, 2019.

4.9	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on April 29, 2019.

4.10	Description of Registered Securities.

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

10.4*
2019 Form of Notice and Form of Director Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

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

10.7*
2019 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

10.8*
2017 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

SEC Assigned Exhibit Number	Description of Exhibits
10.9*
2018 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

10.10*
2019 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

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

10.13*
2019 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

10.14*
Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Stockholders held May 13, 2010.

10.15*
Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010.

10.16*
Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.17*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.18*	Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.19*
Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.20*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

10.21*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.22*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

SEC Assigned Exhibit Number	Description of Exhibits

10.23*	Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.24*	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.25*	Form of Change-in-Control Agreement with executive officer John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.26*	Form of Change-in-Control Agreement with executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.27*	Form of Change-in-Control Agreement with executive officer Kate R. Danella, incorporated by reference to Exhibit 10.37 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.28*	Form of Change-in-Control Agreement with executive officer C. Matthew Lusco, incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.29*
Form of Change-in-Control Agreement with executive officers C. Keith Herron, David R. Keenan, Scott M. Peters, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.30*	Form of Change-in-Control Agreement with executive officer William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.31*
Form of Amendment to Change-in-Control Agreement with executive officers David J. Turner, Jr., John B. Owen, C. Keith Herron, David R. Keenan, Scott M. Peters, Ronald G. Smith, and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.32*
Regions Financial Corporation Executive Severance Plan (Amended and Restated Effective January 1, 2020), which replaces in its entirety the document incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on October 18, 2019.

10.33*	Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.34*
Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 17, 2015.

10.35*
Amendment Number Two to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.2 to Form 10-Q filed by registrant on August 4, 2017.

SEC Assigned Exhibit Number	Description of Exhibits
10.36*
Amendment Number Three to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.5 to Form 10-Q filed by registrant on August 8, 2018.

10.37*
Amendment Number Four to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.38*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014) incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.39*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), effective January 1, 2016, incorporated by reference to Exhibit 10.45 to Form 10-K Annual Report filed by registrant on February 16, 2016.

10.40*
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 24, 2017.

10.41*
Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.1 to Form 10-Q filed by registrant on August 4, 2017.

10.42*	Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020.

10.43*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.44*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.45*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated June 2018, incorporated by reference to Exhibit 10.7 to Form 10-Q filed by registrant on August 8, 2018.

10.46*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2019.

10.47*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

10.48*
Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

SEC Assigned Exhibit Number	Description of Exhibits
24	Power of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-K Report for the year ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-K Report for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

DATE:	February 21, 2020		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	President and Chief Executive Officer, and Director (principal executive officer)	February 21, 2020
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2020
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 21, 2020
Hardie B. Kimbrough, Jr.

*	Director	February 21, 2020
Carolyn H. Byrd

*	Director	February 21, 2020
Don DeFosset

*	Director	February 21, 2020
Samuel A. Di Piazza, Jr.

*	Director	February 21, 2020
Eric C. Fast

*	Director	February 21, 2020
Zhanna Golodryga

*	Director	February 21, 2020
John D. Johns

*	Director	February 21, 2020
Ruth Ann Marshall

*	Director	February 21, 2020
Charles D. McCrary

*	Director	February 21, 2020
James T. Prokopanko

*	Director	February 21, 2020
Lee J. Styslinger III

*	Director	February 21, 2020
José S. Suquet

*	Director	February 21, 2020
Timothy Vines

* Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact