Form 10-Q
period 2020-03-31
REGIONS FINANCIAL CORP
filed 2020-05-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of each of the issuer’s classes of common stock was 959,679,611 shares of common stock, par value $.01, outstanding as of May 5, 2020.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
Allowance - Allowance for credit losses.
ALLL - Allowance for loan and lease losses.
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
Basel Committee - Basel Committee on Banking Supervision.
BHC - Bank Holding Company.
BITS - Technology policy division of the Bank Policy Institute.
Board - The Company’s Board of Directors.
CAP - Customer Assistance Program.
CARES Act - Coronavirus Aid, Relief, and Economic Security Act
CCAR - Comprehensive Capital Analysis and Review.
CECL - Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments ("Current Expected Credit Losses")
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFPB - Consumer Financial Protection Bureau.
Company - Regions Financial Corporation and its subsidiaries.
COVID-19 - Coronavirus Disease 2019
CPI - Consumer price index.
CPR - Constant (or Conditional) Prepayment Rate.
CRA - Community Reinvestment Act of 1977.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DFAST- Dodd-Frank Act Stress Test.
DPD - Days Past Due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EAD - Exposure-at-default.
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
G-SIB- Globally Systematically Important Bank Holding Company.
HPI- Housing price index.
HUD - U.S. Department of Housing and Urban Development.
IPO - Initial public offering.
IRS - Internal Revenue Service.
LCR - Liquidity coverage ratio.
LGD- Loss given default.
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
PD- Probability of default.
PPP - Paycheck Protection Program.
R&S- Reasonable and supportable.

Raymond James - Raymond James Financial, Inc.
Regions Securities - Regions Securities LLC.
RETDR - Reasonable expectation of a troubled debt restructuring.
S&P 500- a stock market index that measures the stock performance of 500 large companies listed on stock exchanges in the United States.
SBA - Small Business Administration.
SCB - Stress Capital Buffer.
SEC - U.S. Securities and Exchange Commission.
SERP - Supplemental Executive Retirement Plan.
SLB- Stress leverage buffer.
SOFR - Secured Overnight Funding Rate.
Tax Reform - H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent
Resolution on the Budget for Fiscal Year 2018.
TDR - Troubled debt restructuring.
TTC- Through-the-cycle.
U.S. - United States.
U.S. Treasury - The United States Department of the Treasury.
UTB - Unrecognized tax benefits.
VIE - Variable interest entity.
Visa - The Visa, U.S.A. Inc. card association or its affiliates, collectively.
Volker Rule- Section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable.
wSTWF- Weighted short-term wholesale funding.

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
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Further, statements about the potential effects of the COVID-19 pandemic on our businesses and financial results and conditions may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risk identified in Part II Item 1A. "Risk Factors" of this Form 10-Q and those described below:

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

•	The impact of pandemics, including the COVID-19 pandemic, on our businesses and financial results and conditions.

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

•
Our ability to obtain a regulatory non-objection (as part of the CCAR process or otherwise) to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or redeem preferred stock or other regulatory capital instruments, may impact our ability to return capital to shareholders and market perceptions of us.

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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(In millions, except share data)
Assets
Cash and due from banks	$2,101	$1,598
Interest-bearing deposits in other banks	3,154	2,516
Debt securities held to maturity (estimated fair value of $1,380 and $1,372, respectively)	1,296	1,332
Debt securities available for sale (amortized cost of $22,905 and $22,332, respectively)	23,775	22,606
Loans held for sale (includes $500 and $439 measured at fair value, respectively)	566	637
Loans, net of unearned income	88,098	82,963
Allowance for loan losses	(1,560)	(869)
Net loans	86,538	82,094
Other earning assets	1,722	1,518
Premises and equipment, net	1,935	1,960
Interest receivable	349	362
Goodwill	4,845	4,845
Residential mortgage servicing rights at fair value	254	345
Other identifiable intangible assets, net	98	105
Other assets	6,909	6,322
Total assets	$133,542	$126,240
Liabilities and Equity
Deposits:
Non-interest-bearing	$37,133	$34,113
Interest-bearing	62,897	63,362
Total deposits	100,030	97,475
Borrowed funds:
Short-term borrowings	3,150	2,050
Long-term borrowings	10,105	7,879
Total borrowed funds	13,255	9,929
Other liabilities	2,925	2,541
Total liabilities	116,210	109,945
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, liquidation preference $1,000.00 per share, including related surplus, net of issuance costs; issued—1,500,000 shares	1,310	1,310
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock— 998,506,905 and 998,278,188 shares, respectively	10	10
Additional paid-in capital	12,695	12,685
Retained earnings	3,364	3,751
Treasury stock, at cost—41,032,676 shares at 2020 and 2019	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	1,324	(90)
Total shareholders’ equity	17,332	16,295
Total liabilities and equity	$133,542	$126,240
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2020	2019
	(In millions, except per share data)
Interest income on:
Loans, including fees	$903	$981
Debt securities	158	165
Loans held for sale	5	3
Other earning assets	13	22
Total interest income	1,079	1,171
Interest expense on:
Deposits	84	108
Short-term borrowings	8	13
Long-term borrowings	59	102
Total interest expense	151	223
Net interest income	928	948
Provision for credit losses (1)	373	91
Net interest income after provision for credit losses (1)	555	857
Non-interest income:
Service charges on deposit accounts	178	175
Card and ATM fees	105	109
Investment management and trust fee income	62	57
Capital markets income	9	42
Mortgage income	68	27
Securities gains (losses), net	—	(7)
Other	63	99
Total non-interest income	485	502
Non-interest expense:
Salaries and employee benefits	467	478
Net occupancy expense	79	82
Furniture and equipment expense	83	76
Other	207	224
Total non-interest expense	836	860
Income before income taxes	204	499
Income tax expense	42	105
Net income	$162	$394
Net income available to common shareholders	$139	$378
Weighted-average number of shares outstanding:
Basic	957	1,019
Diluted	961	1,028
Earnings per common share:
Basic	$0.15	$0.37
Diluted	$0.14	$0.37
_________
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2020	2019
	(In millions)
Net income	$162	$394
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $151 and $77 tax effect, respectively)	446	240
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and ($2) tax effect, respectively)	—	(5)
Net change in unrealized gains (losses) on securities available for sale, net of tax	446	245
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $325 and $36 tax effect, respectively)	966	107
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $2 and ($2) tax effect, respectively)	7	(6)
Net change in unrealized gains (losses) on derivative instruments, net of tax	959	113
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($2) tax effect, respectively)	(8)	(7)
Net change from defined benefit pension plans and other post employment benefits, net of tax	8	7
Other comprehensive income, net of tax	1,414	366
Comprehensive income	$1,576	$760
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2019	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2	—
Net income	—	—	—	—	—	394	—	—	394	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	366	366	—
Cash dividends declared	—	—	—	—	—	(142)	—	—	(142)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	11
BALANCE AT MARCH 31, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11

BALANCE AT JANUARY 1, 2020	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)	—
Net income	—	—	—	—	—	162	—	—	162	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,414	1,414	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	10	—	—	—	10	—
BALANCE AT MARCH 31, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332	$—

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2020	2019
	(In millions)
Operating activities:
Net income	$162	$394
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses (1)	373	91
Depreciation, amortization and accretion, net	100	105
Securities (gains) losses, net	—	7
Deferred income tax (benefit) expense	(69)	19
Originations and purchases of loans held for sale	(1,034)	(510)
Proceeds from sales of loans held for sale	1,140	515
(Gain) loss on sale of loans, net	(33)	(25)
Net change in operating assets and liabilities:
Other earning assets	(212)	90
Interest receivable and other assets	41	(381)
Other liabilities	221	222
Other	98	51
Net cash from operating activities	787	578
Investing activities:
Proceeds from maturities of debt securities held to maturity	36	30
Proceeds from sales of debt securities available for sale	31	139
Proceeds from maturities of debt securities available for sale	844	799
Purchases of debt securities available for sale	(1,308)	(1,241)
Net proceeds from (payments for) bank-owned life insurance	(1)	(2)
Proceeds from sales of loans	85	185
Purchases of loans	(447)	(171)
Purchases of mortgage servicing rights	(4)	(8)
Net change in loans	(4,473)	(1,383)
Net purchases of other assets	(43)	(36)
Net cash from investing activities	(5,280)	(1,688)
Financing activities:
Net change in deposits	2,555	1,229
Net change in short-term borrowings	1,100	—
Proceeds from long-term borrowings	3,950	12,025
Payments on long-term borrowings	(1,799)	(11,525)
Cash dividends on common stock	(149)	(143)
Cash dividends on preferred stock	(23)	(16)
Repurchases of common stock	—	(190)
Other	—	(1)
Net cash from financing activities	5,634	1,379
Net change in cash and cash equivalents	1,141	269
Cash and cash equivalents at beginning of year	4,114	3,538
Cash and cash equivalents at end of period	$5,255	$3,807
_________
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses is now the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption, the provision for unfunded commitments is included in other non-interest expense.
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2020 and 2019
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2019. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
During 2020, the Company adopted new accounting guidance related to several topics, including CECL. See Note 12 and below for related disclosures.
CECL
On January 1, 2020, the Company adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. The measurement of expected losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with accounting guidance on leases. In addition, CECL required changes to the accounting for debt securities available for sale. The adoption of CECL had a material impact to the allowance for credit losses (see below). The cumulative effect of the retrospective application for all items in scope was a reduction to retained earnings of $377 million, net of taxes, $375 million of which was attributable to the allowance and $2 million of which was attributable to other financial assets.
DEBT SECURITIES
The company adopted CECL using the prospective transition approach for debt securities for which OTTI had previously been recognized. As a result, the amortized cost basis remained the same before and after adoption. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.
For debt securities available for sale, CECL eliminates the concept of OTTI and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.
Subsequent activity related to the credit loss component (e.g. write-offs, recoveries) is recognized as part of the allowance for credit losses on debt securities available for sale. Securities held to maturity are evaluated under the allowance for credit losses model. For securities which have an expectation of zero nonpayment of the amortized cost basis (e.g. U.S. Treasury securities or agency securities), the expected credit loss is zero.
LOANS
Loans held for investment are carried at amortized cost (the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs). Regions elected to exclude accrued interest receivable balances from the amortized cost basis. Interest receivable is included as a separate line item on the balance sheets. Additionally, Regions elected to not estimate an allowance on interest receivable balances because the Company has non-accrual policies in place that provide for the accrual of interest to cease on a timely basis when all contractual amounts due are not expected. See more information about Regions' non-accrual policies in Note 1 of Regions' Annual Report on Form 10-K for the year ended December 31, 2019.

TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructuring, and Regions has granted a concession to the borrower. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications to the stated interest rate such that it is lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and/or interest. Insignificant delays in payments are not considered TDRs. Prior to the adoption of CECL on January 1, 2020, all loans with the TDR designation were considered to be impaired, even if they were accruing. With the adoption of CECL on January 1, 2020, the definition of impaired loans was removed from accounting guidance.
ALLOWANCE
Regions adopted CECL using the modified retrospective method for loans held for investment, net investment in lease assets, and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2020 are presented under CECL while prior periods' amounts continue to be reported in accordance with previously applicable GAAP. The cumulative effect of the retrospective application for loans and unfunded commitments was an increase in the allowance of $501 million and a reduction to retained earnings of $375 million, with the difference being an increase to deferred tax assets.
Upon the adoption of CECL, the allowance is intended to cover expected credit losses over the contractual life of loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and R&S forecasts that affect the collectability of the reported amount. For periods beyond which Regions makes or obtains such R&S forecasts, Regions reverts to historical credit loss information. Regions maintains an appropriate and prudent level of allowance that falls within an acceptable range of estimated losses, measured in accordance with GAAP. Management's determination of the appropriateness of the allowance is based on many factors, including, but not limited to, an evaluation and rating of the loan portfolio; historical loan loss experience; current economic conditions; collateral values securing loans; levels of problem loans; volume, growth, quality and composition of the loan portfolio; regulatory guidance; R&S economic forecasts; and other relevant factors. Changes in any of these factors, assumptions, or the availability of new information, could require that the allowance be adjusted in future periods, perhaps materially. Loss forecasting models are built on historical loss information and then applied to the current portfolio. Outputs from the loss forecasting models in combination with Regions' qualitative framework, and other analyses are used to inform management in its estimation of Regions' expected credit losses. Actual losses could vary, perhaps materially, from management’s estimates. The entire allowance is available to cover all charge-offs that arise from the loan portfolio.
Regions' allowance calculation is a significant estimate. Regions uses its best judgment to assess economic conditions and loss data in estimating the CECL allowance and these estimates are subject to periodic refinement based on changes in underlying external or internal data. Therefore, assumptions and decisions driving the estimate may change as conditions change. These assumptions and estimates are detailed below.
R & S forecast period
During the two-year R&S forecast period, Regions incorporates forward-looking information by utilizing its internally developed and approved Base economic forecast. The scenario is developed by the Chief Economist and approved through a formal governance process. The Base forecast considers market forward/consensus information and is consistent with the Company's organization-wide economic outlook. When appropriate, additional scenarios, including externally created scenarios, are considered as part of the qualitative framework.
Reversion period
Regions utilizes an exponential reversion approach that reverts to TTC rates derived from the simple average of all historical quarterly observations for PD, LGD, EAD and prepayment rates. The length of the reversion period differs by class of financing receivable.
Historical loss period
Regions does not adjust historical loss information for existing economic conditions or expectations of future economic conditions for periods that are beyond the R&S period. Regions utilizes internal historical loss information; however, there are certain loan portfolios that also benefit from the use of external or other reference data due to identified limitations with internal historical data.
Contractual life
Regions estimates expected credit losses over the contractual life of a loan. Regions defines contractual life for non-revolving loans as contractual maturity, net of estimated prepayments and excluding expected extensions, renewals and modifications unless 1) Regions has a reasonable expectation at the reporting date that it will execute a TDR with the borrower ("RETDR") or 2) extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by Regions.

RETDR
Regions individually identifies commercial and investor real estate loans for inclusion as RETDRs. The identification criteria are based on internal risk ratings and time to maturity. Regions typically does not identify consumer loans as RETDRs due to the insignificant period between initial contact with a customer regarding a loan modification and when a TDR modification is consummated.
The RETDR status extends the life of the loan past the contractual maturity and includes the allowance impact of interest rate concessions. Loans identified as RETDRs will be treated consistently from a modeling/reserving perspective as loans identified as TDRs.
Contractual term extensions (borrower versus lender option to renew)
Regions' consumer loan contracts do not permit automatic extensions or unilateral customer extensions, and Regions retains the right to approve or deny any extension requested from the borrower. As a result, extensions and renewal options are not included in the life of consumer loans for the purposes of calculating the allowance. Similarly, Regions does not include extension and renewal options in the life of commercial loans for the purposes of calculating the allowance, unless it is a RETDR. Most commercial products do not offer borrowers a unilateral right to renew or extend.
Contractual life of credit card receivables
Regions estimates the life of credit card receivables based on the amount and timing of payments expected to be collected. Regions' credit card allowance estimate only considers the amount of debt outstanding at the reporting date (the current position) because undrawn balances are unconditionally cancellable and therefore are not considered. Regions classifies credit card accounts into one of three payment patterns: dormant, transacting or revolving. The dormant accounts are idle, carry no balance, and do not contribute to the allowance. The transacting account holders tend to pay the entire balance due every month and are, therefore, subject to practically no interest charges. For transactor accounts, the current position balance is expected to be paid off in one quarter. The revolving accounts tend to be subject to interest charges, and their current position balance liquidates over time. Regions' credit card portfolio is comprised primarily of revolvers.
Collateral-dependent loans
Regions' collateral-dependent consumer loans are loans secured by collateral (primarily real estate) that meet the partial charge-down requirements disclosed in Note 1 of Regions' Annual Report on Form 10-K for the year ended December 31, 2019. Regions evaluates significant commercial and investor loans that are in financial difficulty and secured by collateral to determine if they are collateral dependent.
For collateral-dependent loans, CECL requires an entity to measure the expected credit losses based on the fair value of the collateral at the reporting date when the entity determines that foreclosure is probable. Additionally, CECL allows a fair value of collateral practical expedient as a measurement approach for loans when the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty ("collateral dependent”). For any collateral-dependent loans that meet Regions' specific allowance criteria (see below), Regions will calculate the CECL allowance based on the fair value of collateral methodology. For collateral-dependent consumer, commercial and investor real estate loans that do not meet Regions' specific allowance criteria (as described below), Regions considers the value of the collateral through the LGD component of the loss model based on collateral type.
Credit enhancements
Regions' estimate of credit losses reflects how credit enhancements, other than those that are freestanding contracts, mitigate expected credit losses on financial assets. In the event that a credit enhancement arrangement is considered to be a freestanding contract, Regions excludes the credit enhancement from the related loan when estimating expected credit losses.
Unfunded commitments and other off-balance sheet items
CECL requires an entity to record a liability or reserve for credit losses for the unfunded portion of a loan commitment in the event that the issuer does not have the unconditional right to cancel the commitment. For an unfunded commitment to be considered unconditionally cancellable, Regions must be able to, at any time, with or without cause, refuse to extend credit. The liability is measured over the full contractual period for which Regions is exposed to credit risk through a current obligation to extend credit. In determining the liability, management considers the likelihood that funding will occur, and if funded, the related expected credit losses under the CECL model.
Regions' off-balance sheet unfunded commitments in the form of home equity lines, standby letters of credit, commercial letters of credit and commercial revolving products that are deemed to be conditionally cancellable will include unfunded balances within the allowance estimate. Future advances from certain unfunded commitments and other revolving products where Regions does have the unconditional right to cancel these agreements will not be included.

CALCULATION OF THE ALLOWANCE FOR CREDIT LOSSES
Pooled allowances
The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Segmentation variables for Commercial and Investor Real estate segments include product, loan size, collateral type, risk rating and term. Segmentation variables considered for Consumer segments include product, FICO, LTV, age, TDR status, etc. The allowance is calculated for most portfolios and classes using econometric models (i.e., models that include macro-economic forecasts).
Specific allowances
Due to their size, complexity and individualized risk characteristics and monitoring, the allowance for significant non-accrual commercial and investor real estate loans (including TDRs) and unfunded commitments is measured on an individual basis. Loans evaluated individually are not included in the collective evaluation. Regions generally measures the allowance for these loans based on the present value of estimated cash flows, considering all facts and circumstances specific to the borrower and market and economic conditions. The allowance measurement for collateral-dependent loans that meet the individually evaluated threshold is based on the fair value of collateral methodology.
TDRs and RETDRs
Loans identified as TDRs and RETDRs are treated consistently in CECL loss models. These loans are included in their respective loan pools (if they do not qualify for specific evaluation) and losses are determined by CECL models. The effect of the interest rate concession on these loans is considered through a post-model adjustment.
Qualitative framework
While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Imprecision exists in the estimation process due to the inherent time lag between obtaining information, performing the calculation, as well as variations between estimates and actual outcomes. Regions adjusts the allowance considering quantitative and qualitative factors which may not be directly measured in the modeled calculations. Regions' qualitative framework provides for specific model adjustments and general imprecision adjustments. Specific model adjustments capture highly specific issues or events that Regions believes are not adequately captured in model outcomes. General imprecision adjustments address other sources of imprecision that are not specifically identifiable or quantifiable to a particular loan portfolio and have not been captured by the model or by a specific model adjustment. Regions considers general imprecision in three dimensions; economic forecast imprecision, model error imprecision, and process imprecision.

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2020
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$701	$—	$(25)	$676	$38	$—	$714
Commercial agency	623	—	(3)	620	47	(1)	666
	$1,324	$—	$(28)	$1,296	$85	$(1)	$1,380

Debt securities available for sale:
U.S. Treasury securities	$176	$8	$—	$184			$184
Federal agency securities	41	2	—	43			43
Mortgage-backed securities:
Residential agency	15,893	567	(7)	16,453			16,453
Residential non-agency	1	—	—	1			1
Commercial agency	4,814	282	(2)	5,094			5,094
Commercial non-agency	619	5	(2)	622			622
Corporate and other debt securities	1,361	29	(12)	1,378			1,378
	$22,905	$893	$(23)	$23,775			$23,775

	December 31, 2019
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$736	$—	$(26)	$710	$22	$—	$732
Commercial agency	625	—	(3)	622	20	(2)	640
	$1,361	$—	$(29)	$1,332	$42	$(2)	$1,372

Debt securities available for sale:
U.S. Treasury securities	$180	$2	$—	$182			$182
Federal agency securities	42	1	—	43			43
Mortgage-backed securities:
Residential agency	15,336	218	(38)	15,516			15,516
Residential non-agency	1	—	—	1			1
Commercial agency	4,720	77	(31)	4,766			4,766
Commercial non-agency	639	8	—	647			647
Corporate and other debt securities	1,414	38	(1)	1,451			1,451
	$22,332	$344	$(70)	$22,606			$22,606
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $8.6 billion and $8.3 billion at March 31, 2020, and December 31, 2019, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $25 million and $24 million of encumbered U.S. Treasury securities at March 31, 2020, and December 31, 2019, respectively.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$701	$714
Commercial agency	623	666
	$1,324	$1,380
Debt securities available for sale:
Due in one year or less	$87	$87
Due after one year through five years	1,109	1,122
Due after five years through ten years	338	347
Due after ten years	44	49
Mortgage-backed securities:
Residential agency	15,893	16,453
Residential non-agency	1	1
Commercial agency	4,814	5,094
Commercial non-agency	619	622
	$22,905	$23,775

The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2020, and December 31, 2019. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Commercial agency	$9	$—	$117	$(3)	$126	$(3)
	$9	$—	$117	$(3)	$126	$(3)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$204	$(2)	$347	$(5)	$551	$(7)
Commercial agency	69	(2)	5	—	74	(2)
Commercial non-agency	161	(2)	—	—	161	(2)
Corporate and other debt securities	537	(12)	4	—	541	(12)
	$971	$(18)	$356	$(5)	$1,327	$(23)

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$82	$—	$501	$(5)	$583	$(5)
Commercial agency	—	—	127	(5)	127	(5)
	$82	$—	$628	$(10)	$710	$(10)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$2,402	$(11)	$2,505	$(27)	$4,907	$(38)
Commercial agency	1,449	(31)	73	—	1,522	(31)
Corporate and other debt securities	19	—	32	(1)	51	(1)
	$3,870	$(42)	$2,610	$(28)	$6,480	$(70)

The number of individual debt positions in an unrealized loss position in the tables above decreased from 500 at December 31, 2019, to 243 at March 31, 2020. The decrease in the number of securities and the total amount of unrealized losses from year-end 2019 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did identify a limited number of positions where impairment was believed to exist in certain periods, as shown in the table below.

	Three Months Ended March 31
	2020	2019
	(In millions)
Gross realized gains	$—	$—
Gross realized losses	—	(6)
Impairment	—	(1)
Debt securities available for sale gains (losses), net	$—	$(7)

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2020	December 31, 2019
	(In millions, net of unearned income)
Commercial and industrial	$45,388	$39,971
Commercial real estate mortgage—owner-occupied	5,550	5,537
Commercial real estate construction—owner-occupied	309	331
Total commercial	51,247	45,839
Commercial investor real estate mortgage	5,079	4,936
Commercial investor real estate construction	1,784	1,621
Total investor real estate	6,863	6,557
Residential first mortgage	14,535	14,485
Home equity lines	5,201	5,300
Home equity loans	3,000	3,084
Indirect—vehicles	1,557	1,812
Indirect—other consumer	3,202	3,249
Consumer credit card	1,303	1,387
Other consumer	1,190	1,250
Total consumer	29,988	30,567
	$88,098	$82,963

During the three months ended March 31, 2020 and 2019, Regions purchased approximately $447 million and $171 million in indirect-other consumer and commercial and industrial loans from third parties, respectively.
In January 2019, Regions decided to discontinue its indirect auto lending business due to margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company remains in the direct auto lending business.
At March 31, 2020, $21.7 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At March 31, 2020, an additional $21.1 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.0 billion as of March 31, 2020, with related income of $8 million for the three months ended March 31, 2020.
ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, Regions adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. Refer to Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" for description of the adoption of CECL and Regions' allowance methodology. Additionally, refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2019, for a description of the methodology prior to the adoption of CECL on January 1, 2020.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The cumulative effect of the adoption of CECL on January 1, 2020 for loans and unfunded commitments was an increase in the allowance of $501 million. During the first quarter of 2020, Regions increased the allowance by an additional $250 million to $1.7 billion which represents management's best estimate of expected losses over the life of the portfolio. The increase was due primarily to higher expected credit losses due to the economic uncertainty of COVID-19 since initial adoption of CECL. Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor within the CECL models. Declines in the macroeconomic environment were incorporated into the March 31, 2020 macroeconomic forecast utilized in the CECL loss models. Additionally, the risks to the March 31, 2020 economic forecast utilized in the allowance were weighted to the downside through the qualitative framework, given the high degree of uncertainty around how widely the COVID-19 pandemic could spread and how long it could persist. The effectiveness of government relief programs and debt payment relief provided by the Bank as well as the potential for any offsetting future stimulus was also considered, which the Company believes could be significant mitigating factors.
The following tables present analyses of the allowance by portfolio segment for the three months ended March 31, 2020 and 2019. The total allowance for loan losses and the related loan portfolio ending balances for the three months ended March 31, 2019 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to 2020, the allowance for loan losses related to individually evaluated loans was attributable to allowances for non-accrual commercial and investor real estate loans and all TDRs ("impaired loans") and the allowance for loan losses related to collectively evaluated loans was attributable to the remainder of the portfolio. With the adoption of CECL on January 1, 2020, the impaired loan designation and disclosures related to impaired loans are no longer required.

	Three Months Ended March 31, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance (Note 1)	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	534	52	721	1,307
Provision for loan losses	251	10	115	376
Loan losses:
Charge-offs	(71)	—	(73)	(144)
Recoveries	7	1	13	21
Net loan (losses) recoveries	(64)	1	(60)	(123)
Allowance for loan losses, March 31, 2020	721	63	776	1,560
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance (Note 1)	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020 (adjusted for change in accounting guidance)	77	17	14	108
Provision (credit) for unfunded credit losses	(4)	1	—	(3)
Reserve for unfunded credit commitments, March 31, 2020	73	18	14	105
Allowance for credit losses, March 31, 2020	$794	$81	$790	$1,665

	Three Months Ended March 31, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	38	(5)	58	91
Loan losses:
Charge-offs	(30)	—	(72)	(102)
Recoveries	9	1	14	24
Net loan (losses) recoveries	(21)	1	(58)	(78)
Allowance for loan losses, March 31, 2019	537	54	262	853
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(1)	—	—	(1)
Reserve for unfunded credit commitments, March 31, 2019	46	4	—	50
Allowance for credit losses, March 31, 2019	$583	$58	$262	$903
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$119	$3	$29	$151
Collectively evaluated for impairment	418	51	233	702
Total allowance for loan losses	$537	$54	$262	$853
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$523	$22	$411	$956
Collectively evaluated for impairment	46,418	6,564	30,492	83,474
Total loans evaluated for impairment	$46,941	$6,586	$30,903	$84,430

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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity lines, home equity loans, indirect-vehicles, indirect-other consumer, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. Indirect-other consumer lending includes other point of sale lending through third parties. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer loans include other revolving consumer accounts, direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of March 31, 2020, and December 31, 2019.
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
Regions considers factors such as periodic updates of FICO scores, unemployment rates, home prices, accrual status and geography as credit quality indicators for the consumer loan portfolio. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans, including residential first mortgage loans. Current FICO data is not available for certain loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. These categories are utilized to develop the associated allowance for credit losses. The higher the FICO score the less probability of default and vice versa.
With the adoption of CECL in 2020, the disclosure of credit quality indicators for loan portfolio segments and classes, excluding loans held for sale, is presented by credit quality indicator by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019, for the December 31, 2019 Credit Quality Indicator tables.

	March 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass	$2,109	$7,546	$5,137	$3,425	$1,544	$3,169	$20,559	$—	$(77)	$43,412
Special Mention	7	109	136	54	30	27	388	—	—	751
Substandard Accrual	17	27	20	10	26	89	540	—	—	729
Non-accrual	5	68	86	25	48	78	186	—	—	496
Total commercial and industrial	$2,138	$7,750	$5,379	$3,514	$1,648	$3,363	$21,673	$—	$(77)	$45,388

	March 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$370	$1,034	$1,180	$704	$493	$1,239	$196	$—	$(3)	$5,213
Special Mention	4	24	8	23	10	29	3	—	—	101
Substandard Accrual	4	11	48	39	12	60	4	—	—	178
Non-accrual	—	3	13	13	8	18	3	—	—	58
Total commercial real estate mortgage—owner-occupied:	$378	$1,072	$1,249	$779	$523	$1,346	$206	$—	$(3)	$5,550

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$21	$95	$50	$28	$32	$52	$8	$—	$—	$286
Special Mention	—	—	2	2	—	—	—	—	—	4
Substandard Accrual	—	3	—	1	4	—	—	—	—	8
Non-accrual	—	—	—	—	2	9	—	—	—	11
Total commercial real estate construction—owner-occupied:	$21	$98	$52	$31	$38	$61	$8	$—	$—	$309
Total commercial	$2,537	$8,920	$6,680	$4,324	$2,209	$4,770	$21,887	$—	$(80)	$51,247

Commercial investor real estate mortgage:
Risk Rating:
Pass	$339	$1,484	$1,435	$763	$89	$400	$403	$—	$(4)	$4,909
Special Mention	8	77	1	2	3	2	71	—	—	164
Substandard Accrual	—	4	1	—	—	—	—	—	—	5
Non-accrual	—	—	—	—	—	1	—	—	—	1
Total commercial investor real estate mortgage	$347	$1,565	$1,437	$765	$92	$403	$474	$—	$(4)	$5,079

Commercial investor real estate construction:
Risk Rating:
Pass	$40	$410	$532	$2	$—	$12	$785	$—	$(14)	$1,767
Special Mention	—	—	2	—	—	—	3	—	—	5
Substandard Accrual	—	—	3	—	—	—	9	—	—	12
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$40	$410	$537	$2	$—	$12	$797	$—	$(14)	$1,784
Total investor real estate	$387	$1,975	$1,974	$767	$92	$415	$1,271	$—	$(18)	$6,863

	March 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Residential first mortgage:
FICO scores
Above 720	$579	$2,266	$1,461	$1,653	$1,793	$3,704	$—	$—	$—	$11,456
681-720	71	258	178	152	141	442	—	—	—	1,242
620-680	26	113	82	77	66	362	—	—	—	726
Below 620	2	28	38	42	61	535	—	—	—	706
Data not available	12	32	21	30	26	165	10	—	109	405
Total residential first mortgage	$690	$2,697	$1,780	$1,954	$2,087	$5,208	$10	$—	$109	$14,535

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,808	$22	$—	$3,830
681-720	—	—	—	—	—	—	571	7	—	578
620-680	—	—	—	—	—	—	392	4	—	396
Below 620	—	—	—	—	—	—	223	5	—	228
Data not available	—	—	—	—	—	—	131	2	36	169
Total home equity lines	$—	$—	$—	$—	$—	$—	$5,125	$40	$36	$5,201

Home equity loans
FICO scores
Above 720	$87	$327	$316	$420	$388	$766	$—	$—	$—	$2,304
681-720	17	56	50	53	50	99	—	—	—	325
620-680	5	25	24	31	29	80	—	—	—	194
Below 620	1	5	10	16	19	68	—	—	—	119
Data not available	—	2	2	4	5	21	—	—	24	58
Total home equity loans	$110	$415	$402	$524	$491	$1,034	$—	$—	$24	$3,000

Indirect—vehicles:
FICO scores
Above 720	$—	$26	$448	$218	$177	$111	$—	$—	$—	$980
681-720	—	7	79	39	30	20	—	—	—	175
620-680	—	6	67	36	31	22	—	—	—	162
Below 620	—	4	56	40	43	35	—	—	—	178
Data not available	—	—	5	10	8	7	—	—	32	62
Total indirect- vehicles	$—	$43	$655	$343	$289	$195	$—	$—	$32	$1,557

Indirect—other consumer:
FICO scores
Above 720	$141	$1,150	$549	$182	$83	$45	$—	$—	$—	$2,150
681-720	17	249	171	60	27	15	—	—	—	539
620-680	1	100	93	39	18	10	—	—	—	261
Below 620	—	23	33	15	8	5	—	—	—	84
Data not available	—	4	3	2	1	1	—	—	157	168
Total indirect- other consumer	$159	$1,526	$849	$298	$137	$76	$—	$—	$157	$3,202

	March 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$676	$—	$—	$676
681-720	—	—	—	—	—	—	280	—	—	280
620-680	—	—	—	—	—	—	239	—	—	239
Below 620	—	—	—	—	—	—	112	—	—	112
Data not available	—	—	—	—	—	—	6	—	(10)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,313	$—	$(10)	$1,303

Other consumer:
FICO scores
Above 720	$78	$257	$143	$61	$20	$7	$120	$—	$—	$686
681-720	24	77	38	14	4	1	59	—	—	217
620-680	12	50	26	9	3	1	48	—	—	149
Below 620	3	18	13	6	2	1	25	—	—	68
Data not available	58	1	1	1	—	—	2	—	7	70
Total other consumer	$175	$403	$221	$91	$29	$10	$254	$—	$7	$1,190
Total consumer loans	$1,134	$5,084	$3,907	$3,210	$3,033	$6,523	$6,702	$40	$355	$29,988
Total Loans	$4,058	$15,979	$12,561	$8,301	$5,334	$11,708	$29,860	$40	$257	$88,098
_________
(1) These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of March 31, 2020 and December 31, 2019. Loans on non-accrual status with no related allowance included $36 million of commercial and industrial loans and $1 million of commercial real estate mortgage-owner-occupied loans as of March 31, 2020. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principle. Prior to the adoption of CECL on January 1, 2020, all TDRs and all non-accrual commercial and investor real estate loans, excluding leases, were deemed to be impaired. The definition of impairment and the required impaired loan disclosures were removed with CECL. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019 for disclosure of Regions' impaired loans as of December 31, 2019. Loans that have been fully charged-off do not appear in the tables below.

	March 31, 2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$43	$15	$9	$67	$44,892	$496	$45,388
Commercial real estate mortgage—owner-occupied	7	5	1	13	5,492	58	5,550
Commercial real estate construction—owner-occupied	—	—	—	—	298	11	309
Total commercial	50	20	10	80	50,682	565	51,247
Commercial investor real estate mortgage	2	—	—	2	5,078	1	5,079
Commercial investor real estate construction	—	—	—	—	1,784	—	1,784
Total investor real estate	2	—	—	2	6,862	1	6,863
Residential first mortgage	77	48	128	253	14,508	27	14,535
Home equity lines	29	14	26	69	5,161	40	5,201
Home equity loans	11	5	11	27	2,995	5	3,000
Indirect—vehicles	25	8	6	39	1,557	—	1,557
Indirect—other consumer	15	9	4	28	3,202	—	3,202
Consumer credit card	11	7	19	37	1,303	—	1,303
Other consumer	11	5	5	21	1,190	—	1,190
Total consumer	179	96	199	474	29,916	72	29,988
	$231	$116	$209	$556	$87,460	$638	$88,098

	December 31, 2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$30	$21	$11	$62	$39,624	$347	$39,971
Commercial real estate mortgage—owner-occupied	11	3	1	15	5,464	73	5,537
Commercial real estate construction—owner-occupied	2	—	—	2	320	11	331
Total commercial	43	24	12	79	45,408	431	45,839
Commercial investor real estate mortgage	1	1	—	2	4,934	2	4,936
Commercial investor real estate construction	—	—	—	—	1,621	—	1,621
Total investor real estate	1	1	—	2	6,555	2	6,557
Residential first mortgage	83	47	136	266	14,458	27	14,485
Home equity lines	30	12	32	74	5,259	41	5,300
Home equity loans	12	6	10	28	3,078	6	3,084
Indirect—vehicles	31	10	7	48	1,812	—	1,812
Indirect—other consumer	16	9	3	28	3,249	—	3,249
Consumer credit card	11	8	19	38	1,387	—	1,387
Other consumer	13	5	5	23	1,250	—	1,250
Total consumer	196	97	212	505	30,493	74	30,567
	$240	$122	$224	$586	$82,456	$507	$82,963

TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the Company's TDRs.
Further discussion related to TDRs, including their impact on the allowance upon adoption of CECL is included in Note 1 "Basis of Presentation." Additional discussion related to TDRs, including their impact on the allowance and designation of TDRs in periods subsequent to the modification prior to the adoption of CECL is included in Note 1 "Basis of Presentation" and discussion in Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the three months ended March 31, 2020 and 2019 totaled approximately $65 million and $85 million, respectively.

	Three Months Ended March 31, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	$26	$74	$—
Commercial real estate mortgage—owner-occupied	5	2	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	32	77	—
Commercial investor real estate mortgage	4	1	—
Commercial investor real estate construction	1	—	—
Total investor real estate	5	1	—
Residential first mortgage	52	7	1
Home equity lines	—	—	—
Home equity loans	15	1	—
Consumer credit card	10	—	—
Indirect—vehicles and other consumer	10	—	—
Total consumer	87	8	1
	$124	$86	$1

	Three Months Ended March 31, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	$26	$78	$1
Commercial real estate mortgage—owner-occupied	17	12	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	44	92	1
Commercial investor real estate mortgage	3	11	—
Commercial investor real estate construction	2	—	—
Total investor real estate	5	11	—
Residential first mortgage	34	10	1
Home equity lines	—	—	—
Home equity loans	34	3	—
Consumer credit card	18	—	—
Indirect—vehicles and other consumer	30	—	—
Total consumer	116	13	1
	$165	$116	$2

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

The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2020	2019
	(In millions)
Carrying value, beginning of period	$345	$418
Additions	11	7
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(83)	(28)
Economic amortization associated with borrower repayments (1)	(19)	(11)
Carrying value, end of period	$254	$386
________
(1) "Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. In the first quarter of 2020, Regions revised its MSR decay methodology from a passage of time approach to a discounted net cash flow approach. The change in methodology results in shifts between decay and hedge impacts, but does not impact the overall valuation.

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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2020	2019
	(Dollars in millions)
Unpaid principal balance	$33,787	$36,050
Weighted-average CPR (%)	18.1%	10.4%
Estimated impact on fair value of a 10% increase	$(26)	$(21)
Estimated impact on fair value of a 20% increase	$(49)	$(38)
Option-adjusted spread (basis points)	629	759
Estimated impact on fair value of a 10% increase	$(5)	$(12)
Estimated impact on fair value of a 20% increase	$(10)	$(23)
Weighted-average coupon interest rate	4.2%	4.2%
Weighted-average remaining maturity (months)	278	279
Weighted-average servicing fee (basis points)	27.4	27.1

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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2020	2019
	(In millions)
Servicing related fees and other ancillary income	$25	$26

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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the 2019 Annual Report on Form 10-K for additional information. Also see Note 12 for additional information related to the guarantee.
As of March 31, 2020 and December 31, 2019, the DUS servicing portfolio was approximately $3.9 billion. The related commercial MSRs were approximately $59 million at both March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the commercial MSRs was approximately $65 million at March 31, 2020 and $64 million at December 31, 2019.
NOTE 5. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

						March 31, 2020	December 31, 2019
	Issuance Date	Earliest Redemption Date	Dividend Rate		Liquidation Amount	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(1)	500	433	433
Series C	4/30/2019	5/15/2029	5.700%	(2)	500	490	490
					$1,500	$1,310	$1,310
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
The Board of Directors declared $8 million in cash dividends on both Series A and Series B Preferred Stock during both the first three months of 2020 and 2019. In the first three months of 2020, the Board of Directors declared $7 million in cash dividends on Series C Preferred Stock. Therefore, a total of $23 million in cash dividends on total preferred stock was declared in the first three months of 2020 compared to the total of $16 million in cash dividends on total preferred stock declared in the first three months of 2019.
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
The Company did not repurchase shares in the first quarter of 2020, and given the uncertainty in the overall economic environment as a result of the COVID-19 pandemic, no share repurchases are currently anticipated for 2020.
Regions declared a $0.155 per share dividend on the common stock for the first quarter 2020 as compared to $0.140 per common share for the first quarter 2019.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended March 31, 2020
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(22)	$205	$322	$(595)	$(90)
Net change	1	446	959	8	1,414
End of period	$(21)	$651	$1,281	$(587)	$1,324

	Three Months Ended March 31, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(27)	$(397)	$(63)	$(477)	$(964)
Net change	1	245	113	7	366
End of period	$(26)	$(152)	$50	$(470)	$(598)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(1)	$(1)	Net interest income
	—	—	Tax (expense) or benefit
	$(1)	$(1)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$—	$(7)	Securities gains (losses), net
	—	2	Tax (expense) or benefit
	$—	$(5)	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$9	$(8)	Net interest income
	(2)	2	Tax (expense) or benefit
	$7	$(6)	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements(2)	$(11)	$(9)	Other non-interest expense
	3	2	Tax (expense) or benefit
	$(8)	$(7)	Net of tax

Total reclassifications for the period	$(2)	$(19)	Net of tax

________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 7 for additional details).

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$162	$394
Preferred stock dividends	(23)	(16)
Net income available to common shareholders	$139	$378
Denominator:
Weighted-average common shares outstanding—basic	957	1,019
Potential common shares	4	9
Weighted-average common shares outstanding—diluted	961	1,028
Earnings per common share:
Basic	$0.15	$0.37
Diluted	0.14	0.37

The effects from the assumed exercise of 3 million and 5 million stock options, restricted stock units and awards and performance stock units for the three months ended March 31, 2020 and 2019, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended March 31
	2020	2019	2020	2019	2020	2019
	(In millions)
Service cost	$9	$8	$1	$1	$10	$9
Interest cost	16	19	1	1	17	20
Expected return on plan assets	(37)	(34)	—	—	(37)	(34)
Amortization of actuarial loss	9	8	2	1	11	9
Net periodic pension cost (credit)	$(3)	$1	$4	$3	$1	$4

The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first three months of 2020.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2020 or 2019.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,900			$2,900
Derivatives in cash flow hedging relationships:
Interest rate swaps	16,000			17,250
Interest rate floors (2)	6,750	$533		6,750	$208
Total derivatives designated as hedging instruments	$25,650	$533		$26,900	$208
Derivatives not designated as hedging instruments:
Interest rate swaps	$74,340	$1,060	$211	$68,075	$376	$164
Interest rate options	13,368	84	27	11,347	27	9
Interest rate futures and forward commitments	12,354	17	27	27,324	10	11
Other contracts	10,317	223	278	10,276	48	58
Total derivatives not designated as hedging instruments	$110,379	$1,384	$543	$117,022	$461	$242
Total derivatives	$136,029	$1,917	$543	$143,922	$669	$242

Total gross derivative instruments, before netting		$1,917	$543		$669	$242
Less: Legally enforceable master netting agreements		219	219		105	105
Less: Cash collateral received/posted		707	133		229	90
Total gross derivative instruments, after netting (3)		$991	$191		$335	$47
_________

(1)
Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. There is no fair value presented for contracts that are characterized as settled daily.

(2)	Estimated fair value includes premium and change in fair value of the interest rate floors.

(3)
The gain amounts,which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of March 31, 2020 and December 31, 2019, financial instruments posted of $25 million and $24 million, respectively, were not offset in the consolidated balance sheets.

HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding accounting policies for derivatives.
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
Regions recognized an unrealized after-tax gain of $52 million and $47 million in accumulated other comprehensive income (loss) at March 31, 2020 and 2019, respectively, related to discontinued cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2026. Regions recognized pre-tax income of $2 million and $5 million during the three months ended March 31, 2020 and 2019, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify into earnings approximately $289 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $7 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of March 31, 2020, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended March 31, 2020
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$158	$903	$59

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$4
Recognized on derivatives	—	—	77
Recognized on hedged items	—	—	(76)
Net income (expense) recognized on fair value hedges	$—	$—	$5

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$9	$—
Income (expense) recognized on cash flow hedges	$—	$9	$—

	Three Months Ended March 31, 2019
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$165	$981	$102

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(6)
Recognized on derivatives	(1)	—	33
Recognized on hedged items	1	—	(33)
Net income (expense) recognized on fair value hedges	$—	$—	$(6)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(8)	$—
Income (expense) recognized on cash flow hedges	$—	$(8)	$—
___

(1)	See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2020		December 31, 2019
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Long-term borrowings	$(3,033)	$(125)	$(2,954)	$(49)

As of March 31, 2020 and December 31, 2019, the Company had terminated fair value hedges related to available for sale debt securities with carrying values of $312 million and $337 million, respectively. The remaining basis adjustments related to these terminated hedges were $2 million and $3 million, respectively.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2020 and December 31, 2019, Regions had $1.1 billion and $366 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2020 and December 31, 2019, Regions had $1.1 billion and $622 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets fee income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2020 and December 31, 2019, the total notional amount related to these contracts was $4.3 billion and $4.8 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2020	2019
	(In millions)
Capital markets income:
Interest rate swaps	$(37)	$1
Interest rate options	16	2
Interest rate futures and forward commitments	5	2
Other contracts	(10)	—
Total capital markets income	(26)	5
Mortgage income:
Interest rate swaps	98	20
Interest rate options	24	3
Interest rate futures and forward commitments	(16)	2
Total mortgage income	106	25
	$80	$30

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
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2020 was approximately $572 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2020 and 2019 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2020 and December 31, 2019, were $75 million and $64 million, respectively, for which Regions had posted collateral of $68 million and $67 million, respectively, in the normal course of business.

NOTE 9. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$184	$—	$—	$184	$182	$—	$—	$182
Federal agency securities	—	43	—	43	—	43	—	43
Mortgage-backed securities (MBS):
Residential agency	—	16,453	—	16,453	—	15,516	—	15,516
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	5,094	—	5,094	—	4,766	—	4,766
Commercial non-agency	—	622	—	622	—	647	—	647
Corporate and other debt securities	—	1,376	2	1,378	—	1,450	1	1,451
Total debt securities available for sale	$184	$23,588	$3	$23,775	$182	$22,422	$2	$22,606
Loans held for sale	$—	$480	$20	$500	$—	$436	$3	$439
Marketable equity securities	$571	$—	$—	$571	$450	$—	$—	$450
Residential mortgage servicing rights	$—	$—	$254	$254	$—	$—	$345	$345
Derivative assets:
Interest rate swaps	$—	$1,060	$—	$1,060	$—	$376	$—	$376
Interest rate options	—	581	36	617	—	227	8	235
Interest rate futures and forward commitments	—	17	—	17	—	4	6	10
Other contracts	4	214	5	223	—	47	1	48
Total derivative assets	$4	$1,872	$41	$1,917	$—	$654	$15	$669
Derivative liabilities:
Interest rate swaps	$—	$211	$—	$211	$—	$164	$—	$164
Interest rate options	—	27	—	27	—	9	—	9
Interest rate futures and forward commitments	—	27	—	27	—	11	—	11
Other contracts	3	253	22	278	—	53	5	58
Total derivative liabilities	$3	$518	$22	$543	$—	$237	$5	$242
Non-recurring fair value measurements
Loans held for sale	$—	$—	$11	$11	$—	$—	$14	$14
Equity investments without a readily determinable fair value	—	—	2	2	—	—	32	32
Foreclosed property and other real estate	—	—	13	13	—	—	42	42

_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.
Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.

The following tables illustrate rollforwards for all material assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31, 2020
	Opening Balance January 1, 2020	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2020
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$345	(102)	(1)	—	11	—	—	—	—	—	$254

	Three Months Ended March 31, 2019
	Opening Balance January 1, 2019	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2019
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Residential mortgage servicing rights	$418	(39)	(1)	7	—	—	—	—	—	—	$386

_________
(1) Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2020	2019
	(In millions)
Loans held for sale	$(3)	$(2)
Equity investments without a readily determinable fair value	(3)	—
Foreclosed property and other real estate	(9)	(8)

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2020, and December 31, 2019. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2020, and December 31, 2019, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2020
	Level 3 Estimated Fair Value at March 31, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$254	Discounted cash flow	Weighted-average CPR (%)	8.7% - 35.3% (18.1%)
			OAS (%)	5.2% - 10.2% (6.3%)
_________
(1) See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2019
	Level 3 Estimated Fair Value at December 31, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$345	Discounted cash flow	Weighted-average CPR (%)	7.4% - 26.1% (12.0%)
			OAS (%)	5.2% - 10.2% (6.18%)

_________
(1) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2020			December 31, 2019
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$498	$475	$23	$439	$425	$14
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2020 and 2019. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended March 31
	2020	2019
	(In millions)
Net gains (losses) resulting for the change in fair value of mortgage loans held for sale	$10	$—

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2020 are as follows:

	March 31, 2020
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,255	$5,255	$5,255	$—	$—
Debt securities held to maturity	1,296	1,380	—	1,380	—
Debt securities available for sale	23,775	23,775	184	23,588	3
Loans held for sale	566	566	—	542	24
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	85,270	82,747	—	—	82,747
Other earning assets(4)	1,475	1,475	571	904	—
Derivative assets	1,917	1,917	4	1,872	41
Financial liabilities:
Derivative liabilities	543	543	3	518	22
Deposits	100,030	100,099	—	100,099	—
Short-term borrowings	3,150	3,150	—	3,150	—
Long-term borrowings	10,105	10,285	—	8,520	1,765
Loan commitments and letters of credit	127	721	—	—	721
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at March 31, 2020 was $2.5 billion or 3.0 percent, reflecting significant widening of credit spreads as of March 31, 2020.

(3)	Excluded from this table is the capital lease carrying amount of $1.3 billion at March 31, 2020.

(4)	Excluded from this table is the operating lease carrying amount of $247 million at March 31, 2020.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2019 are as follows:

	December 31, 2019
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2019 was $42 million or 0.1 percent.

(3)	Excluded from this table is the capital lease carrying amount of $1.3 billion at December 31, 2019.

(4)	Excluded from this table is the operating lease carrying amount of $297 million at December 31, 2019.
NOTE 10. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2019.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$354	$544	$38	$(8)	$928
Provision for credit losses (1)	53	88	4	228	373
Non-interest income	104	315	87	(21)	485
Non-interest expense	235	499	87	15	836
Income (loss) before income taxes	170	272	34	(272)	204
Income tax expense (benefit)	43	68	8	(77)	42
Net income (loss)	$127	$204	$26	$(195)	$162
Average assets	$55,083	$34,599	$2,060	$33,029	$124,771

	Three Months Ended March 31, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$359	$579	$47	$(37)	$948
Provision (credit) for credit losses (1)	48	83	4	(44)	91
Non-interest income	131	281	78	12	502
Non-interest expense	236	520	84	20	860
Income (loss) before income taxes	206	257	37	(1)	499
Income tax expense (benefit)	52	65	9	(21)	105
Net income (loss)	$154	$192	$28	$20	$394
Average assets	$53,851	$35,401	$2,203	$34,088	$125,543
_____
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense. See Note 23 "Business Segment Information" in the Annual Report on Form 10-K for the year ended December 31, 2019 for information on how the provision is allocated to each reportable segment.

NOTE 11. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2020	December 31, 2019
	(In millions)
Unused commitments to extend credit	$51,398	$52,976
Standby letters of credit	1,434	1,521
Commercial letters of credit	59	59
Liabilities associated with standby letters of credit	22	22
Assets associated with standby letters of credit	22	23
Reserve for unfunded credit commitments	105	45

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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of March 31, 2020, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes a legal contingency that is subject to an indemnification agreement.
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

GUARANTEES
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third for the majority of its DUS servicing portfolio. At both March 31, 2020 and December 31, 2019, the Company's DUS servicing portfolio totaled approximately $3.9 billion. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.3 billion at both March 31, 2020 and December 31, 2019. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $4 million at both March 31, 2020 and December 31, 2019. Refer to Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2019, for additional information.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2020
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Codification Improvements to Topic 326

ASU 2019-04, Codification Improvements to Topic 326

ASU 2019-05, Targeted Transition Relief to Topic 326

ASU 2019-11, Financial Instruments- Credit Losses

ASU 2020-02, Financial Instruments - Credit Losses

This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach (CECL) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and R&S forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect.

The ASU also eliminates the current accounting model for purchased credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated (PCD) assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). Entities that had loans accounted for under ASC 310-30 at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.

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
January 1, 2020
The allowance increased by $501 million based on loan exposure balances and Regions' internally developed macroeconomic forecast upon adoption of CECL on January 1, 2020.

The increase in the allowance at adoption was primarily the result of significant increases within the consumer portfolio segment, specifically residential first mortgages, home equity loans, home equity lines, and indirect-other consumer. The impact to the residential first mortgage and home equity classes was mainly driven by their longer time to maturity. Additionally, a significant portion of the indirect-other consumer class is unsecured lending through third parties which yielded higher loss rates. Under CECL these higher loss rates compounded over a life of loan estimate result in a significantly larger allowance estimate.

A suite of controls including governance, data, forecast and model controls was in place at adoption.

The impact was reflected as a reduction of approximately $375 million to retained earnings and an increase of approximately $126 million to deferred tax assets. In late March 2020, the Federal Banking agencies published an interim final rule related to a revised transition of the impact of CECL on regulatory capital.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased in over the following three years. The add-back is calculated as the impact of initial adoption, plus 25 percent of subsequent changes in allowance.  At March 31, 2020 this amount is approximately $438 million.  The impact on CET1 is approximately 40 basis points.  The interim final rule has been published for comment, but has an immediate effective date

There was no material impact to available for sale or held to maturity securities upon adoption of CECL, nor to any other financial assets in scope. Most of the held to maturity portfolio consists of agency-backed securities that inherently have an immaterial risk of loss. Additionally, Regions had no PCI assets that were converted to PCD upon adoption.

See Note 1 Basis of Presentation for additional information about Regions' CECL methodologies and assumptions.

ASU 2017-04, Simplifying the Test for Goodwill Impairment	This ASU amends Topic 350, Intangibles-Goodwill and Other, and eliminates Step 2 from the goodwill impairment test.	January 1, 2020	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2020
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
		January 1, 2020	The adoption of this guidance did not have a material impact.
ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU amends Topic 810, Consolidation, guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests.
		January 1, 2020	The adoption of this guidance did not have a material impact.
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

		January 1, 2020	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2020
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

		January 1, 2020	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)
The amendments clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.
		January 1, 2021 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2020-04, Reference Rate Reform - Topic 848
This Update provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued.
		The Update is effective upon issuance and can be applied through December 31, 2022.	Regions is evaluating the overall impact of this ASU. To the extent available, Regions expects to adopt optional relief expedients related to the effects of LIBOR transition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2019, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2020 compared to the three months ended March 31, 2019 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2020 compared to December 31, 2019.
This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 7 through 9 for additional information regarding forward-looking statements.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2020, Regions operated 1,427 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
On May 31, 2019, Regions entered into an agreement to acquire Highland Associates, Inc., an institutional investment firm based in Birmingham, Alabama. The transaction closed on August 1, 2019.
On February 27, 2020, Regions entered into an agreement to acquire Ascentium Capital LLC, an independent equipment financing company headquartered in Kingwood, Texas. The transaction closed on April 1, 2020, and includes approximately $2 billion in loans and leases to small businesses.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income as well as non-interest income sources. Net interest income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for credit losses and non-interest expenses such as salaries and employee benefits, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments, and other operating expenses, as well as income taxes.
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
FIRST QUARTER OVERVIEW
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The COVID-19 pandemic and the efforts to stem its spread have led to a sudden, violent contraction in economic activity. As the second quarter of 2020 began, expectations regarding the economic environment continued to develop and change. As the second quarter of 2020 unfolds, Regions currently expects a significant contraction in real GDP over the first half of 2020 followed by a recovery beginning in the third quarter. For full-year 2020, real GDP is expected to contract by 5.4 percent and to grow by 2.6 percent in 2021.

With shelter in place orders and mandated closings of “non-essential" businesses spreading across the U.S. during March and early April, there were sharp and rapid declines in consumer spending on services, including travel, tourism, lodging, restaurants, and cultural and sporting events, with firms in consumer facing services industries quickly placing workers on furlough. As spending on services accounts for roughly 70 percent of all consumer spending, the effects on the broader economy were both rapid and severe. The industrial sector of the economy followed, with manufacturing activity largely having shut down.
Over the four week period covering the second half of March and the first half of April, over 20 million Americans filed claims for unemployment insurance, and the unemployment rate is expected to peak at over 15 percent. With shelter in place orders and shutdowns of “non-essential” businesses likely to extend into May or beyond, it is likely that economic activity will not normalize to a meaningful degree until the third quarter of 2020, though this is contingent on the degree of progress made in stemming the spread of the COVID-19 pandemic. There has been an unprecedented fiscal and monetary policy response to the sharp and sudden economic downturn. The aim of policy is to preserve as much of the basic economic infrastructure as possible, but the longer the mandated shutdowns persist, the greater the likelihood additional policy measures will be needed.
There is, however, a considerable degree of uncertainty regarding the economy, as the health outcomes cannot be predicted with any degree of certainty. At present, the most likely outcome is that the normalization of economic activity will be gradual, with differences in timing across geographies and, by extension, across industries. While the rate of real GDP growth in the initial quarter of recovery may imply a rapid recovery, GDP growth is reported in annualized terms, exaggerating quarter-to-quarter changes. It is more instructive to look at the path of the level of real GDP when assessing the speed of the recovery. For instance, the April 2020 baseline forecast anticipates that it will be 10 to 12 quarters before the level of real GDP returns to the fourth quarter 2019 level (the last actual observation available).
The effects within the Regions footprint will be broadly similar to those seen in the U.S. as a whole. Florida’s economy has an above-average exposure to leisure and hospitality services, while Texas and Louisiana have above-average exposure to energy, so these economies could be more prone to lasting effects if the recovery does prove to be more gradual.
The continued economic downturn and uncertainty, as described above, differs from the R&S forecast utilized to record the allowance for credit losses as of March 31, 2020 and is expected to impact factors used in estimating the allowance in future periods, perhaps materially. See the "Allowance" section for further information.
COVID-19 Pandemic
Regions' business operations and financial results are influenced by the economic environment in which the Company operates. The adverse economic conditions and uncertainty in the economic outlook as of March 31, 2020 driven by the COVID-19 pandemic impacted first quarter 2020 financial results in the areas as described below. Regions expects that the pandemic will continue to influence economic conditions and the Company's financial results in future quarters.
The initial impacts of the COVID-19 pandemic in mid-March 2020 were manifested in how Regions altered operations in the branches, such as limiting in-person branch activity to drive-through and converting in-office services to appointment only. As of April 30, 2020, Regions has been able keep approximately 98 percent of branches open. The safety of Regions' associates was also of utmost priority. As of April 30, 2020, approximately 90 percent of the Company's non-branch associates are working remotely.
Late in the first quarter of 2020, the Company began offering special financial assistance to support customers who were experiencing financial hardships related to the COVID-19 pandemic. This assistance included offering customer payment deferrals for existing loans. As of May 4, 2020, Regions had processed approximately 16,000 consumer payment deferral requests totaling $1.7 billion, including approximately 5,300 related to residential mortgages totaling approximately $1.4 billion. In addition, payment deferral requests for approximately 17,200 mortgage loans serviced for others have been processed totaling approximately $2.9 billion. Regions has also processed approximately 14,400 requests for business customers totaling approximately $3.7 billion. As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to COVID-19 beginning March 1, 2020 through the earlier of 60 days after the national emergency concerning the COVID-19 outbreak ends or December 31, 2020 are eligible for relief from TDR classification. Refer to Table 10 "Troubled Debt Restructurings" for further information.
As mentioned above, the CARES Act was signed into law as a response to the economic uncertainty amid the COVID-19 pandemic. A focus of the Act is the establishment of federally guaranteed loans for small businesses under the PPP. As a certified SBA lender, Regions has experienced, and expects to continue to experience, an increase in lending activity as the Company assists customers through the loan process under the new PPP. As of May 4, 2020, Regions has received SBA authorization for over 37,200 applications totaling approximately $4.8 billion. Of the authorized SBA applications, Regions has funded over 19,600 applications from business customers totaling approximately $3.6 billion.

Regions continues to have strong liquidity and capital levels, which have the Company well prepared to respond to the increase in customer borrowing needs. The Company has ample sources of liquidity that include a granular and stable deposit base, cash balances held at the Federal Reserve, borrowing capacity at the Federal Home Loan Bank, unencumbered highly liquid securities, and borrowing availability at the Federal Reserve's discount window. Furthermore, additional liquidity is available through the Federal Reserve's Paycheck Protection Program Liquidity Facility. From a capital perspective, the Company's estimated capital ratios remain well above current regulatory requirements under the Basel III capital rules. Further, Regions currently has no plans to reduce the level of or eliminate cash dividends in consideration of the COVID-19 pandemic. See the "Liquidity", Shareholders' Equity, and "Regulatory Capital" sections for further information.
The Company did not repurchase shares in the first quarter of 2020, and given the uncertainty in the overall economic environment as a result of the COVID-19 pandemic, no share repurchases are currently anticipated for 2020.
The COVID-19 pandemic affected the first quarter provision for credit losses, which was $373 million and $250 million in excess of net charge-offs (see below and the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail). It also impacted ending loan and deposit levels as customers increased their line utilization in response to the current economic environment, while keeping the majority of the excess cash in their deposit accounts. See Table 2 "Loan Portfolio" and Table 14 "Deposits" for further information.
The COVID-19 pandemic also affected non-interest income. At the end of the first quarter of 2020, consumer spending activity decreased in response to COVID-19, which negatively impacted non-interest income by approximately $12 million. If current spending levels persist, the Company estimates non-interest income will be negatively impacted by $20 million to $25 million per month from pre-March 2020 levels. See Table 23 "Non-Interest Income" for more detail.
Regions assessed goodwill in light of the onset of the COVID-19 pandemic and concluded that it was not more likely than not that the fair value of each of the Company's reporting units was less than its carrying value. Refer to the "Goodwill" section for further detail.
Regions has experienced a modest increase in cyber events as a result of the COVID-19 pandemic, however the Company's layered control environment has effectively detected and prevented any material impact related to these events. Refer to the "Information Security" section for further detail.
Subsequent to March 31, 2020, Moody's and Fitch ratings agencies changed the outlook for Regions' credit ratings to stable from positive due to concerns over the negative financial and economic impacts to the bank sector from COVID-19, as well as the direct negative impact on banks' asset quality and profitability from a contracting economy in 2020. See Table 17 "Credit Ratings" for further information.
First Quarter Results
Regions reported net income available to common shareholders of $139 million, or $0.14 per diluted share, in the first quarter of 2020 compared to $378 million, or $0.37 per diluted share, in the first quarter of 2019.
For the first quarter of 2020, net interest income (taxable-equivalent basis) totaled $940 million, down $21 million compared to the first quarter of 2019. The net interest margin (taxable-equivalent basis) was 3.44 percent for the first quarter of 2020 and 3.51 percent in the first quarter of 2019. The decreases in net interest income and net interest margin were primarily driven by the impact of lower market interest rates on asset yields, partially offset by the impact of lower funding costs.
The provision for credit losses totaled $373 million in the first quarter of 2020, after the adoption of CECL at the beginning of the year, as compared to the provision for loan losses of $91 million during the first quarter of 2019. The current quarter provision covered $123 million in net charge-offs, as well as $250 million of additional provision reflecting an increase in the expected losses over the contractual lives of the loan and credit commitment portfolios. The increase in the provision for credit losses during the first quarter was driven primarily by adverse economic conditions and uncertainty in the economic outlook resulting from the COVID-19 pandemic. Also contributing to the increase were higher specific reserves associated with downgrades primarily in the energy and restaurant portfolios. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Net charge-offs totaled $123 million, or an annualized 0.59 percent of average loans, in the first quarter of 2020, compared to $78 million, or an annualized 0.38 percent for the first quarter of 2019. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance was 1.89 percent of total loans, net of unearned income at March 31, 2020 compared to 1.10 percent at December 31, 2019. The increase was a result of the adoption of CECL and the provision as discussed above. The allowance was 261 percent of total non-performing loans at March 31, 2020 compared to 180 percent at December 31, 2019. Total non-performing loans increased to 0.72 percent of total loans, net of unearned income, at March 31, 2020, compared to 0.61 percent at December 31, 2019. The increase in non-performing loans was driven primarily by energy-related credits. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.

Non-interest income was $485 million for the first quarter of 2020, a $17 million decrease from the first quarter of 2019. The decrease was primarily driven by lower capital markets income and other non-interest income, partially offset by higher mortgage income. See Table 23 "Non-Interest Income" for more detail.
Total non-interest expense was $836 million in the first quarter of 2020, a $24 million decrease from the first quarter of 2019. The decrease was primarily driven by lower salaries and employee benefits and other miscellaneous expenses, partially offset by an increase in furniture and equipment expense. See Table 24 "Non-Interest Expense" for more detail.
Income tax expense for the three months ended March 31, 2020 was $42 million compared to $105 million for the same period in 2019. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Expectations
Due to the current economic uncertainty, the Company has rescinded previously issued financial targets for 2020, as well as the three-year targets previously announced in 2019. Regions' expectations will continue to evolve in response to the changing economic conditions presented amidst the COVID-19 pandemic, as the Company expects that the financial results of subsequent quarters will continue to be impacted.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $1.1 billion from year-end 2019 to March 31, 2020, due primarily to an increase in cash on deposit with the FRB. In response to the economic environment and as a part of Regions' liquidity management, the Company borrowed additional advances at the FHLB which were used to increase cash at the FRB. See the "Liquidity" section for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	March 31, 2020	December 31, 2019
	(In millions)
U.S. Treasury securities	$184	$182
Federal agency securities	43	43
Mortgage-backed securities:
Residential agency	17,129	16,226
Residential non-agency	1	1
Commercial agency	5,714	5,388
Commercial non-agency	622	647
Corporate and other debt securities	1,378	1,451
	$25,071	$23,938
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. See Note 2 "Debt Securities" to the consolidated financial statements for additional information. Also see the "Market Risk-Interest Rate Risk" and "Liquidity" sections for more information.
Debt securities increased $1.1 billion from December 31, 2019 to March 31, 2020. Despite the interest rate volatility during the quarter, Regions' comprehensive securities repositioning executed in the second and third quarters of 2019 positioned the portfolio to react favorably to the current economic environment. The increase during the first quarter of 2020 was the result of improved market valuation and additional purchases of mortgage-backed securities.

LOANS HELD FOR SALE
Loans held for sale totaled $566 million at March 31, 2020, consisting of $478 million of residential real estate mortgage loans, $85 million of commercial mortgage and other loans, and $3 million of non-performing loans. At December 31, 2019, loans held for sale totaled $637 million, consisting of $436 million of residential real estate mortgage loans, $188 million of commercial mortgage and other loans, and $13 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at March 31, 2020. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2020	December 31, 2019
	(In millions, net of unearned income)
Commercial and industrial	$45,388	$39,971
Commercial real estate mortgage—owner-occupied	5,550	5,537
Commercial real estate construction—owner-occupied	309	331
Total commercial	51,247	45,839
Commercial investor real estate mortgage	5,079	4,936
Commercial investor real estate construction	1,784	1,621
Total investor real estate	6,863	6,557
Residential first mortgage	14,535	14,485
Home equity lines	5,201	5,300
Home equity loans	3,000	3,084
Indirect—vehicles	1,557	1,812
Indirect—other consumer	3,202	3,249
Consumer credit card	1,303	1,387
Other consumer	1,190	1,250
Total consumer	29,988	30,567
	$88,098	$82,963
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2019 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Most classes within Regions' portfolio segments are experiencing the impact of the COVID-19 pandemic. In particular, Regions' energy and restaurant portfolios have experienced significant operational challenges as a result of COVID-19 and are at the highest risk. Energy credits have been stressed by the recent significant drop in oil prices. The restaurant portfolio, particularly credits in the casual dining space, have come under stress as shelter in place orders began and continue. Small business sectors of the portfolio, as well as consumer portfolios, are also impacted by shelter in place and social distancing rules created by the COVID-19 pandemic along with the fact that these types of borrowers tend to have limited liquidity or access to alternate liquidity sources. The extent to which Regions' borrowers are ultimately impacted will be a factor of the duration and severity of the economic impact as well as the effectiveness of the various government programs in place to support individuals and businesses. See Table 3 "Selected Industry Exposure" for more detail.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $5.4 billion since year-end 2019. This expansion was due primarily to an increase in line utilization late in the first quarter as customers responded to the uncertain current economic environment (see the "First Quarter Overview" section for more information). The expansion was driven by increases in the real estate, retail trade, financial services, manufacturing, healthcare and utilities industry sectors.
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
On April 1, 2020, the Company closed a transaction to acquire Ascentium Capital LLC, an independent equipment finance leader. The acquisition included approximately $2 billion in loans and leases to small businesses.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Selected Industry Exposure

	March 31, 2020
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,558	$810	$2,368
Agriculture	422	250	672
Educational services	2,801	778	3,579
Energy	2,375	2,262	4,637
Financial services	5,000	3,970	8,970
Government and public sector	2,975	545	3,520
Healthcare	4,015	1,587	5,602
Information	1,586	668	2,254
Manufacturing	4,750	3,690	8,440
Professional, scientific and technical services	2,098	1,233	3,331
Real estate	8,805	5,525	14,330
Religious, leisure, personal and non-profit services	1,842	712	2,554
Restaurant, accommodation and lodging	1,911	243	2,154
Retail trade	3,080	1,263	4,343
Transportation and warehousing	2,096	1,116	3,212
Utilities	2,255	2,306	4,561
Wholesale goods	3,667	2,395	6,062
Other (1)	11	2,903	2,914
Total commercial	$51,247	$32,256	$83,503

	December 31, 2019 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,402	$888	$2,290
Agriculture	456	225	681
Educational services	2,724	676	3,400
Energy	2,172	2,528	4,700
Financial services	4,588	4,257	8,845
Government and public sector	2,825	522	3,347
Healthcare	3,646	1,802	5,448
Information	1,394	847	2,241
Manufacturing	4,347	3,912	8,259
Professional, scientific and technical services	1,970	1,299	3,269
Real estate	7,067	7,224	14,291
Religious, leisure, personal and non-profit services	1,748	769	2,517
Restaurant, accommodation and lodging	1,780	420	2,200
Retail trade	2,439	2,039	4,478
Transportation and warehousing	1,885	1,250	3,135
Utilities	1,774	2,437	4,211
Wholesale goods	3,335	2,637	5,972
Other (1)	287	2,095	2,382
Total commercial	$45,839	$35,827	$81,666
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $306 million in comparison to 2019 year-end balances reflecting new fundings and draws on investor real estate construction lines.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $50 million in comparison to 2019 year-end balances. Approximately $842 million in new loan originations were retained on the balance sheet through the first three months of 2020.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $99 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2020. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)

2020	84	1.61%	67	1.28%	151
2021	97	1.87%	90	1.73%	187
2022	111	2.14%	106	2.04%	217
2023	136	2.62%	118	2.26%	254
2024	195	3.74%	157	3.03%	352
2025-2029	2,073	39.84%	1,871	35.99%	3,944
2030-2034	57	1.10%	35	0.67%	92
Thereafter	2	0.04%	2	0.04%	4
Total	2,755	52.96%	2,446	47.04%	5,201
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $84 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents current LTV data for components of the residential first mortgage, home equity lines and home equity loans classes of the consumer portfolio segment. Current LTV data for some loans in the portfolio is not available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall.

Table 5—Estimated Current Loan to Value Ranges

	March 31, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$50	$7	$17	$8	$5
80% - 100%	1,775	80	195	41	26
Below 80%	12,465	2,626	2,145	2,658	244
Data not available	245	42	89	13	5
	$14,535	$2,755	$2,446	$2,720	$280

	December 31, 2019
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien

Estimated current LTV:
Above 100%	$32	$8	$18	$9	$5
80% - 100%	1,745	86	208	39	29
Below 80%	12,438	2,659	2,195	2,731	252
Data not available	270	35	91	14	5
	$14,485	$2,788	$2,512	$2,793	$291
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $255 million from year-end 2019. The decrease is due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio class decreased $47 million from year-end 2019 due to exiting a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $84 million from year-end 2019 reflecting seasonality.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $60 million from year-end 2019.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. For more information on credit quality indicators refer to Note 3 "Loans".
ALLOWANCE
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with GAAP, regulatory guidances, where applicable, and general banking practices. The allowance is one of the most significant estimates and assumptions to Regions. The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

On January 1, 2020, Regions adopted CECL, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. See Note 1 "Basis of Presentation", Note 3 "Loans and the Allowance for Credit Losses" and Note 12 "Recent Accounting Pronouncements" for information about CECL adoption, areas of judgment and methodologies used in establishing the allowance.
The allowance is sensitive to a number of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The allowance is also sensitive to external factors such as the general health of the economy, as evidenced by changes in interest rates, GDP, unemployment rates, changes in real estate demand and values, volatility in commodity prices, bankruptcy filings, health pandemics, government stimulus, and the effects of weather and natural disasters such as droughts, floods and hurricanes.
Management considers these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual credit losses that differ from the originally estimated amounts.
Since January 1, 2020, Regions increased the allowance by $250 million to $1.7 billion, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance for credit losses are presented below:
Table 6— Allowance Changes

Three months ended March 31, 2020
(In millions)
Allowance for credit losses at January 1 (as adjusted for change in accounting guidance) (1)	$1,415
Economic uncertainty and specific model adjustments	207
Increase in specific allowances	36
Model parameters/other adjustments	16
Consumer portfolio segment balance run-off	(9)
Total changes	250
Allowance for credit losses at March 31	$1,665
_______

(1)
Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

Changes in the macroeconomic environment can be extremely impactful to the allowance estimate under CECL. When compared to January 1, 2020, which was based on a benign economic environment, Regions' economic forecast utilized in the March 31, 2020 allowance models had deteriorated as a result of the COVID-19 pandemic. Regions benchmarked its internal forecast with external forecasts and external data available. While various data points and alternative viewpoints were considered, the risks to the economic forecast utilized in the allowance were weighted to the downside through the qualitative framework, given the high degree of uncertainty around how widely the COVID-19 pandemic could spread and how long it could persist. The effectiveness of government relief programs and debt payment relief being provided by the Company as well as the potential for any future stimulus was also considered, which the Company believes could be significant mitigating factors.
Regions' quantitative allowance methodologies strive to reflect all risk factors; however, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. Given that credit deterioration from COVID-19 had not fully materialized at March 31, 2020 and that the models are not calibrated for such a pandemic, the impact of COVID-19 on the allowance was primarily captured through the economic uncertainty component of the qualitative framework.
As part of the qualitative framework, Regions ran an Updated/More Severe forecast through the allowance models for sensitivity purposes. The Updated/More Severe forecast reflects an abrupt halt to the economy. Management also benchmarked the Updated/More Severe forecast to external forecasts, noting overall alignment and comparability of results.
The tables below reflect a range of macroeconomic factors utilized in the Base (utilized in the allowance models) and Updated/More Severe (utilized in the qualitative framework) forecasts over the R&S forecast period, with unemployment being the most significant macroeconomic factor among the CECL models. First quarter 2020 forecast information is also included.

Table 7— Macroeconomic Factors in the Forecast

	Pre-R&S period	Base R&S forecast
		March 31, 2020
	1Q2020	2Q2020	3Q2020	4Q2020	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022
Real GDP, annualized % change	0.55%	(3.08)%	1.64%	3.82%	3.38%	2.22%	2.09%	1.82%	1.78%
Unemployment rate	3.55%	4.26%	4.07%	3.78%	3.70%	3.70%	3.70%	3.71%	3.73%
HPI, cumulative % change from last actual	0.98%	1.60%	1.95%	2.27%	2.96%	3.80%	4.76%	5.85%	7.02%
S&P 500	3,070	2,482	2,662	2,879	3,118	3,185	3,215	3,244	3,270

	Pre-R&S period	Updated/More Severe forecast
		March 31, 2020
	1Q2020	2Q2020	3Q2020	4Q2020	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022
Real GDP, annualized % change	(4.70)%	(17.55)%	5.04%	6.20%	4.41%	4.61%	3.99%	2.91%	2.16%
Unemployment rate	3.69%	8.90%	6.51%	6.18%	5.92%	5.72%	5.57%	5.44%	5.31%
HPI, cumulative % change from last actual	0.96%	(1.57)%	(3.25)%	(4.65)%	(5.00)%	(4.74)%	(4.30)%	(3.74)%	(3.07)%
S&P 500	3,059	2,282	2,422	2,681	2,835	2,906	2,942	2,974	3,005

As noted above, the March 31, 2020 allowance includes additional qualitative amounts in addition to the modeled Base forecast to capture economic uncertainties. As such, the Base forecast factors (listed in the table above) do not specifically align with Regions' allowance.
There were several points of analysis used to inform an appropriate qualitative overlay for economic uncertainty. In addition to running the Updated/More Severe forecast, industry-level stress analyses were also performed on industries most acutely impacted by COVID-19. Refer to the "Portfolio Characteristics" section for more information about COVID-19 impacted industries. The overall range from these collective, alternative analyses resulted in potential increases of approximately $100 million to $500 million as compared to the January 1, 2020 allowance. These analytically-derived ranges however, are not able to fully take into consideration the specifics of the CARES Act and other policy accommodations, which could materially impact loss expectations. Based on the overall analysis performed, management deemed an increase in the allowance of $250 million as compared to January 1, 2020 to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of March 31, 2020.
Subsequent to March 31, 2020, additional economic forecasts indicated continued rapid deterioration in certain macroeconomic factors, primarily real GDP and unemployment rates. The level of uncertainty related to how these forecasts will impact expected credit losses and future credit loss provisions remains high due to uncertainty concerning the length and depth of the COVID-19 pandemic and related shelter in place orders, as well as, the offsetting impacts of current and future government stimulus and lending programs. Due to the unprecedented nature of the uncertainties discussed above, an estimate of the expected increase in the allowance cannot be made at this time. However, if the current trends continue, it is likely that increases in the allowance, which could be material, will be required in future periods. As a point of reference, in 2018 the Federal Reserve disclosed their estimation of modeled credit losses for Regions as part of DFAST. This included two scenarios, an adverse and a severely adverse economic environment. Modeled losses in the scenarios were $3.0 billion in the adverse and $5.3 billion in the severely adverse scenarios. Whereas these stress tests assumed a different macroeconomic outlook, they may represent a possible range of potential credit losses assuming a longer-term, widespread pandemic with no offsetting benefits from government stimulus or lending programs, which as noted above the Company believes could be significant mitigating factors. See the "First Quarter Overview" section for further information regarding the Company's economic outlook as the second quarter of 2020 began to unfold.
As noted above, changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of allowance based on their judgments and estimates. Volatility in certain credit metrics is to be expected. Additionally, changes in circumstances related to individually large credits, commodity prices, or certain macroeconomic forecast assumptions may result in volatility. The scenarios discussed above, or other scenarios, have the ability to result in actual credit losses that differ, perhaps materially, from the originally estimated amounts. In addition, it is difficult to predict how changes in economic conditions, the impact of government stimulus, or other relief programs could affect borrower behavior. This analysis is not intended to estimate changes in the overall allowance, which would also be influenced by the judgment management applies to the modeled loss estimates to reflect uncertainty and imprecision based on then-current circumstances and conditions.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 8 "Allowance for Credit Losses." As noted above, economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations as well as the length and depth of the COVID-19 pandemic and the impact of the CARES Act and other policy accommodations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2020.
Table 8—Allowance for Credit Losses

	Three Months Ended March 31
	2020	2019
	(Dollars in millions)
Allowance for loan losses at January 1	$869	$840
Cumulative change in accounting guidance (1)	438	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	$1,307	$840

Loans charged-off:
Commercial and industrial	68	27
Commercial real estate mortgage—owner-occupied	3	3
Residential first mortgage	1	1
Home equity lines	4	5
Home equity loans	1	1
Indirect—vehicles	6	9
Indirect—other consumer	23	17
Consumer credit card	16	17
Other consumer	22	22
	144	102
Recoveries of loans previously charged-off:
Commercial and industrial	5	6
Commercial real estate mortgage—owner-occupied	2	3
Commercial investor real estate mortgage	1	1
Residential first mortgage	1	1
Home equity lines	3	3
Home equity loans	1	1
Indirect—vehicles	2	4
Indirect—other consumer	—	—
Consumer credit card	2	2
Other consumer	4	3
	21	24
Net charge-offs:
Commercial and industrial	63	21
Commercial real estate mortgage—owner-occupied	1	—
Commercial investor real estate mortgage	(1)	(1)
Residential first mortgage	—	—
Home equity lines	1	2
Home equity loans	—	—
Indirect—vehicles	4	5
Indirect—other consumer	23	17
Consumer credit card	14	15
Other consumer	18	19
	123	78
Provision for loan losses	376	91
Allowance for loan losses at March 31	$1,560	$853
Reserve for unfunded credit commitments at beginning of year	$45	$51
Cumulative change in accounting guidance (1)	63	—
Provision (credit) for unfunded credit losses	(3)	(1)
Reserve for unfunded credit commitments at March 31	$105	$50
Allowance for credit losses at March 31	$1,665	$903
Loans, net of unearned income, outstanding at end of period	$88,098	$84,430
Average loans, net of unearned income, outstanding for the period	$83,249	$83,725

	Three Months Ended March 31
	2020	2019
	(Dollars in millions)
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.89%	1.07%
Allowance for loan losses at end of period to loans, net of unearned income	1.77%	1.01%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	261%	173%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	244%	163%
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.59%	0.38%
_______

(1)
Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 9—Allowance Allocation

	March 31, 2020			January 1, 2020
	Loan balance	Allowance allocation	Allowance to loans %	Loan balance	Allowance allocation	Allowance to loans %
Commercial and industrial	$45,388	$597	1.32%	$39,971	$443	1.11%
Commercial real estate mortgage—owner-occupied	5,550	180	3.24%	5,537	153	2.76%
Commercial real estate construction—owner-occupied	309	17	5.50%	331	14	4.23%
Total commercial	51,247	794	1.55%	45,839	610	1.33%
Commercial investor real estate mortgage	5,079	58	1.14%	4,936	54	1.09%
Commercial investor real estate construction	1,784	23	1.29%	1,621	16	0.99%
Total investor real estate	6,863	81	1.18%	6,557	70	1.07%
Residential first mortgage	14,535	96	0.66%	14,485	86	0.59%
Home equity lines	5,201	142	2.73%	5,300	144	2.72%
Home equity loans	3,000	33	1.10%	3,084	32	1.04%
Indirect—vehicles	1,557	24	1.54%	1,812	26	1.43%
Indirect—other consumer	3,202	300	9.37%	3,249	267	8.22%
Consumer credit card	1,303	121	9.29%	1,387	112	8.07%
Other consumer	1,190	74	6.22%	1,250	68	5.44%
Total consumer	29,988	790	2.63%	30,567	735	2.40%
	$88,098	$1,665	1.89%	$82,963	$1,415	1.71%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 are eligible for relief from TDR classification. Regions elected this provision of the CARES Act; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below.
Residential first mortgage, home equity, consumer credit card and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modifications were offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. Insignificant modifications are not considered TDRs. More detailed information is included in Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods presented:

Table 10—Troubled Debt Restructurings

	March 31, 2020		December 31, 2019
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$56	$3	$106	$15
Investor real estate	14	1	32	3
Residential first mortgage	181	22	177	18
Home equity lines	40	5	42	2
Home equity loans	98	10	109	5
Consumer credit card	1	—	1	—
Other consumer	4	—	4	—
	394	41	471	43
Non-accrual status or 90 days past due and still accruing:
Commercial	159	15	139	20
Investor real estate	1	—	1	—
Residential first mortgage	37	5	40	4
Home equity lines	2	—	2	—
Home equity loans	6	1	6	—
	205	21	188	24
Total TDRs - Loans	$599	$62	$659	$67

TDRs - Held For Sale	—	—	1	—
Total TDRs	$599	$62	$660	$67

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
For the consumer portfolio, changes in TDRs are primarily due to additions from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP as detailed in Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements, Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.
Table 11—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$245	$33	$291	$19
Additions	81	1	74	1
Charge-offs	(35)	—	(8)	—
Other activity, inclusive of payments and removals (1)	(76)	(19)	(31)	(1)
Balance, end of period	$215	$15	$326	$19
_________
(1) The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $11 million of commercial loans and $12 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the three months ended March 31, 2020. During the three months ended March 31, 2019, less than $1 million of both commercial loans and investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.
NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:

Table 12—Non-Performing Assets

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$496	$347
Commercial real estate mortgage—owner-occupied	58	73
Commercial real estate construction—owner-occupied	11	11
Total commercial	565	431
Commercial investor real estate mortgage	1	2
Total investor real estate	1	2
Residential first mortgage	27	27
Home equity lines	40	41
Home equity loans	5	6
Total consumer	72	74
Total non-performing loans, excluding loans held for sale	638	507
Non-performing loans held for sale	3	13
Total non-performing loans(1)	641	520
Foreclosed properties	54	53
Non-marketable investments received in foreclosure	—	5
Total non-performing assets(1)	$695	$578
Accruing loans 90 days past due:
Commercial and industrial	$9	$11
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	10	12
Residential first mortgage(2)	69	70
Home equity lines	26	32
Home equity loans	11	10
Indirect—vehicles	6	7
Indirect—other consumer	4	3
Consumer credit card	19	19
Other consumer	5	5
Total consumer	140	146
	$150	$158
Non-performing loans(1) to loans and non-performing loans held for sale	0.73%	0.63%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.79%	0.70%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $59 million at March 31, 2020 and $66 million at December 31, 2019.

Non-performing loans at March 31, 2020 have increased compared to year-end levels, primarily driven by energy credits that have experienced stress due to recent declines in oil prices.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

At March 31, 2020, Regions estimates that the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter is within the range of $225 million to $350 million.
In order to arrive at the estimated range of potential problem loans for the next quarter, credit personnel forecast certain larger dollar loans that may potentially be downgraded to non-accrual at a future time, depending upon the occurrence of future events. A variety of factors are included in the assessment of potential problem loans, including a borrower’s capacity and willingness to meet contractual repayment terms, make principal curtailments or provide additional collateral when necessary and provide current and complete financial information, including global cash flows, contingent liabilities and sources of liquidity. For other loans (for example, smaller dollar loans), a trend analysis is also incorporated to determine an estimate of potential future downgrades. In addition, the economic environment and industry trends are evaluated in the establishment of the estimated range of potential problem loans for the next quarter. Current trends will additionally influence the size of the estimated range. Because of the inherent uncertainty in forecasting future events, the estimated range of potential problem loans ultimately represents the estimated aggregate dollar amounts of loans, as opposed to an individual listing of loans.
Many of the loans on which the potential problem loan estimate is based are considered criticized and classified. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements.
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$431	$2	$74	$507
Additions	258	—	—	258
Net payments/other activity	(52)	(1)	(2)	(55)
Return to accrual	(2)	—	—	(2)
Charge-offs on non-accrual loans(2)	(60)	—	—	(60)
Transfers to held for sale(3)	(3)	—	—	(3)
Transfers to real estate owned	(2)	—	—	(2)
Sales	(5)	—	—	(5)
Balance at end of period	$565	$1	$72	$638

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$11	$103	$496
Additions	104	—	—	104
Net payments/other activity	(29)	(3)	(5)	(37)
Return to accrual	(1)	—	—	(1)
Charge-offs on non-accrual loans(2)	(25)	—	—	(25)
Transfers to held for sale(3)	(12)	—	—	(12)
Transfers to real estate owned	(1)	—	—	(1)
Sales	(1)	—	—	(1)
Balance at end of period	$417	$8	$98	$523
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $1 million and $2 million recorded upon transfer for the three months ended March 31, 2020 and 2019, respectively.

GOODWILL
Goodwill totaled $4.8 billion at both March 31, 2020 and December 31, 2019 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
During the first quarter of 2020, Regions assessed events and circumstances for all three reporting units as of March 31, 2020, and through the date of the filing of this Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the onset of the COVID-19 pandemic. The indicators assessed included:
•Recent operating performance,
•Changes in market capitalization,
•Regulatory actions and assessments,
•Changes in the business climate (including legislation, legal factors, competition and impacts from COVID-19),
•Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and
•Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their carrying value as of March 31, 2020. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2020 interim period. Regions will continue to monitor for indicators of impairment throughout 2020.
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
The following table summarizes deposits by category:
Table 14—Deposits

	March 31, 2020	December 31, 2019
	(In millions)
Non-interest-bearing demand	$37,133	$34,113
Savings	9,199	8,640
Interest-bearing transaction	19,992	20,046
Money market—domestic	26,328	25,326
Time deposits	7,122	7,442
Customer deposits	99,774	95,567
Corporate treasury time deposits	256	108
Corporate treasury other deposits	—	1,800
	$100,030	$97,475
Total deposits at March 31, 2020 increased approximately $2.6 billion compared to year-end 2019 levels, due to increases in non-interest-bearing demand, domestic money market and savings accounts. These increases were offset by decreases in corporate treasury other deposits and customer time deposits. Non-interest-bearing demand deposits increased as customers reacted to the uncertainly in the economic environment, driven by the COVID-19 pandemic, by increasing line of credit draws and keeping excess cash in deposit accounts. Domestic money market and savings accounts also increased as customers seek the safety of a regulated and insured financial institution in times of economic uncertainty. Corporate treasury other deposits decreased as these deposits were used to supplement incremental balance sheet funding at year-end 2019, but were no longer being utilized at the end of the first quarter of 2020.

SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, totaled $3.2 billion at March 31, 2020 as compared to $2.1 billion at December 31, 2019. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. FHLB borrowings increased from December 31, 2019 to March 31, 2020 as additional FHLB advances were used to increase cash held at the FRB, in response to the current economic environment.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions funding strategy. The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
LONG-TERM BORROWINGS
Table 15—Long-Term Borrowings

	March 31, 2020	December 31, 2019
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$359	$358
2.75% senior notes due August 2022	997	997
3.80% senior notes due August 2023	996	996
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	156	156
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	115	45
	3,021	2,950
Regions Bank:
FHLB advances	4,651	2,501
2.75% senior notes due April 2021	549	549
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	350	350
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	499	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	499	499
6.45% subordinated notes due June 2037	495	495
Other long-term debt	31	32
Valuation adjustments on hedged long-term debt	10	4
	7,084	4,929
Total consolidated	$10,105	$7,879
Long-term borrowings increased by approximately $2.2 billion since year-end 2019, due primarily to an increase in FHLB advances of $2.2 billion. The increase in long-term FHLB advances was due to an anticipated increase in customer borrowing needs due to the current economic environment. As mentioned above, FHLB advances were also used to increase the balance of cash held at the FRB. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Long-term FHLB advances have a weighted-average interest rate of 1.0 percent at March 31, 2020 and 1.9 percent at December 31, 2019, with remaining maturities ranging from less than one year to eight years and a weighted-average of approximately 1 year.
SHAREHOLDERS’ EQUITY
Shareholders’ equity was $17.3 billion at March 31, 2020 as compared to $16.3 billion at December 31, 2019. During the first three months of 2020, net income increased shareholders’ equity by $162 million, while cash dividends on common stock reduced shareholders' equity by $149 million and cash dividends on preferred stock reduced shareholder's equity by $23 million. The cumulative effect from the adoption of CECL decreased shareholders' equity by $377 million. See Note 1 "Basis of Presentation" for information about the CECL adoption. Changes in accumulated other comprehensive income increased shareholders' equity by $1.4 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the first quarter 2020.

During the second quarter of 2019, the Board authorized the repurchase of up to $1.370 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020. The Company did not repurchase shares in the first quarter of 2020, and given the uncertainty in the overall economic environment as a result of the COVID-19 pandemic, no share repurchases are currently anticipated for 2020.
Regions' dividend policy is set to withstand adverse conditions and as such, the Company currently has no plans to reduce the level of or eliminate cash dividends in consideration of the COVID-19 pandemic.  However, Regions will continue to exercise prudent capital management and closely monitor the implications from the evolving economic environment. Under U.S. capital rules, the Company would be subject to constraints on dividend payout restrictions if it failed to meet the effective minimum ratio requirements, which are comprised of regulatory minimum capital levels of 4.5% CET1 to risk-weighted assets, 6.0% tier 1 capital to risk-weighted assets and 8.0% total risk-based capital to risk-weighted assets, plus a static 2.5% Capital Conservation Buffer. As such, effective minimum requirements are currently 7% CET1 capital to risk-weighted assets, 8.5% tier 1 capital to risk-weighted assets and 10.5% total risk-based capital to risk-weighted assets.
In the first quarter of 2020, the Federal Reserve finalized the Stress Capital Buffer framework that will replace the Capital Conservation Buffer when implemented in October 2020. See "Regulatory Requirements" section for further information.
See Note 5 "Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)" for additional information.
REGULATORY REQUIREMENTS
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
Under the Basel III Rules, Regions is designated as a standardized approach bank. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Regulatory Requirements" section of Management's Discussion and Analysis in the 2019 Annual Report on Form 10-K. Additional discussion is also included in Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the 2019 Annual Report on Form 10-K.
In late March 2020, the federal banking agencies published an interim final rule related to revised transition of the impact of CECL on regulatory capital requirements.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased-in over the following three years.  The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance.  At March 31, 2020, this amount was approximately $438 million.  The impact on CET1 was approximately 40 basis points.  The interim final rule has been published for comment, and has an immediate effective date.
Additionally in late March 2020, the CARES Act was signed into law.  This Act provides optional temporary relief from complying with CECL. While Regions is deferring the capital impact of CECL allowed by the interim final rule as discussed above, the Company did not elect the statutory relief related to CECL implementation provided by the CARES Act.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules	March 31, 2020 Ratio (1)	December 31, 2019 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	9.45%	9.68%	4.50%	N/A
Regions Bank	11.47	11.58	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.65%	10.91%	6.00%	6.00%
Regions Bank	11.47	11.58	6.00	8.00
Total capital:
Regions Financial Corporation	12.53%	12.68%	8.00%	10.00%
Regions Bank	12.94	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	9.63%	9.65%	4.00%	N/A
Regions Bank	10.39	10.24	4.00	5.00%
_______
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

In the first quarter of 2020, the Federal Reserve finalized the Stress Capital Buffer framework which, when implemented in October 2020, will create a firm-specific risk sensitive buffer to be applied to regulatory minimum capital levels in determining effective minimum ratio requirements. The Stress Capital Buffer will be floored at 2.5% to ensure effective minimum capital levels do not decline as a result of this rule change. When implemented, the Stress Capital Buffer will replace the current Capital Conservation Buffer, which is a static 2.5% in addition to the minimum risk-weighted asset ratios shown above.
The Federal Reserve approved its rule for tailoring enhanced prudential standards for bank holding companies with $100 billion or more in total consolidated assets.  The framework outlines tailored standards for matters related to capital and liquidity.  Regions is a "Category IV" institution under these rules.  See the “Supervision and Regulation” subsection of the “Business” section in the 2019 Annual Report on Form 10-K for more information.

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
    See the "Liquidity" section for more information. Also, see the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section in the 2019 Annual Report on Form 10-K for additional information.
RATINGS
Table 17 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2020 and December 31, 2019.
Table 17—Credit Ratings

As of March 31, 2020 and December 31, 2019
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Positive	Stable

_________
N/A - Not applicable.

On April 3, 2020 Moody's revised outlooks for Regions Bank and Regions Financial Corporation to stable from positive citing expectations for a contracting economy in 2020 which is expected to have a direct negative impact on U.S. banks' asset quality and profitability.

On April 9, 2020 Fitch revised the outlook for Regions Financial Corporation to stable from positive as part of an overall revision of its U.S. bank sector and rating outlook. Revision to the overall outlook was driven by concerns over the negative financial and economic impacts from the COVID-19 pandemic.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2019 for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average total loans”, "adjusted ending total loans", “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common shareholders' equity”, and end of period “tangible common shareholders’ equity”, and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
Total average and ending loans are presented excluding the indirect vehicles exit portfolio to arrive at adjusted average and ending total loans (non-GAAP). Regions believes adjusting average and ending total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.
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
Tangible common shareholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on CET1, the calculation of which is codified in federal banking regulations. Analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common shareholders’ equity measure. Because tangible common shareholders’ equity is not formally defined by GAAP, this measure is considered to be a non-GAAP financial measure and other entities may calculate it differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common shareholders’ equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on this same basis.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes selected items does not represent the amount that effectively accrues directly to shareholders.

The following tables provide: 1) a reconciliation of average total loans to adjusted average total loans (non-GAAP), 2) a reconciliation of ending total loans to adjusted ending total loans (non-GAAP), 3) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 4) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 5) a reconciliation of net interest income/margin, taxable equivalent basis (GAAP) to adjusted net interest income/margin, taxable equivalent basis (non-GAAP), 6) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 7) a computation of adjusted total revenue (non-GAAP), 8) a computation of the adjusted efficiency ratio (non-GAAP), 9) a computation of the adjusted fee income ratio (non-GAAP), and 10) a reconciliation of average and ending shareholders’ equity (GAAP) to average and ending tangible common shareholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP).
Table 18—GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31
	2020	2019
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$83,249	$83,725
Less: Indirect—vehicles	1,679	2,924
Adjusted average total loans (non-GAAP)	$81,570	$80,801

	March 31, 2020	December 31, 2019
	(Dollars in millions)
ADJUSTED ENDING BALANCES OF LOANS
Ending total loans	$88,098	$84,430
Less: Indirect—vehicles	1,557	2,759
Adjusted ending total loans (non-GAAP)	86,541	81,671

		Three Months Ended March 31
		2020	2019
		(Dollars in millions)
INCOME
Net income (GAAP)		$162	$394
Preferred dividends (GAAP)		(23)	(16)
Net income available to common shareholders (GAAP)	A	$139	$378
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense (GAAP)	B	$836	$860
Significant items:
Branch consolidation, property and equipment charges		(11)	(6)
Salary and employee benefits—severance charges		(1)	(2)
Adjusted non-interest expense (non-GAAP)	C	$824	$852
Net interest income (GAAP)	D	$928	$948
Taxable-equivalent adjustment		12	13
Net interest income, taxable-equivalent basis	E	940	961
Non-interest income (GAAP)	F	485	502
Significant items:
Securities (gains) losses, net		—	7
Leveraged lease termination gains		(2)	—
Gain on sale of affordable housing residential mortgage loans (1)		—	(8)
Adjusted non-interest income (non-GAAP)	G	$483	$501
Total revenue	D+F=H	$1,413	$1,450
Adjusted total revenue	D+G=I	$1,411	$1,449
Total revenue, taxable-equivalent basis	E+F=J	$1,425	$1,463
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,423	$1,462
Efficiency ratio (GAAP)	B/J	58.65%	58.81%
Adjusted efficiency ratio (non-GAAP)	C/K	57.89%	58.29%
Fee income ratio (GAAP)	F/J	34.05%	34.31%
Adjusted fee income ratio (non-GAAP)	G/K	33.95%	34.26%
RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY
Average shareholders’ equity (GAAP)		$16,460	$15,192
Less: Average intangible assets (GAAP)		4,947	4,940
Average deferred tax liability related to intangibles (GAAP)		(92)	(94)
Average preferred stock (GAAP)		1,310	820
Average tangible common shareholders’ equity (non-GAAP)	L	$10,295	$9,526
Return on average tangible common shareholders’ equity (non-GAAP)(2)	A/L	5.43%	16.09%

		March 31, 2020	December 31, 2019
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending shareholders’ equity (GAAP)		$17,332	$16,295
Less: Ending intangible assets (GAAP)		4,943	4,950
Ending deferred tax liability related to intangibles (GAAP)		(92)	(92)
Ending preferred stock (GAAP)		1,310	1,310
Ending tangible common shareholders’ equity (non-GAAP)	M	$11,171	$10,127
Ending total assets (GAAP)		$133,542	$126,240
Less: Ending intangible assets (GAAP)		4,943	4,950
Ending deferred tax liability related to intangibles (GAAP)		(92)	(92)
Ending tangible assets (non-GAAP)	N	$128,691	$121,382
End of period shares outstanding	O	957	957
Tangible common shareholders’ equity to tangible assets (non-GAAP)	M/N	8.68%	8.34%
Tangible common book value per share (non-GAAP)	M/O	$11.67	$10.58

________
(1) The gain on sale of affordable housing residential mortgage loans in the first quarter of 2019 was the result of the sale of approximately $167 million of loans.
(2) Income statement amounts have been annualized in calculation.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities(1)	$23,766	$158	2.66%	$24,695	$165	2.67%
Loans held for sale	514	5	3.72	302	3	3.63
Loans, net of unearned income (2)(3)	83,249	915	4.40	83,725	994	4.78
Other earning assets	2,302	13	2.37	2,213	22	4.16
Total earning assets	109,831	1,091	3.97	110,935	1,184	4.29
Unrealized gains/(losses) on securities available for sale, net	510			(444)
Allowance for loan losses	(1,315)			(843)
Cash and due from banks	1,915			1,893
Other non-earning assets	13,830			14,002
	$124,771			$125,543
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$8,822	4	0.17	$8,852	4	0.17
Interest-bearing checking	19,273	22	0.47	19,309	33	0.69
Money market	25,151	28	0.46	23,989	40	0.68
Time deposits	7,302	26	1.44	7,471	27	1.49
Other deposits	919	4	1.57	653	4	2.33
Total interest-bearing deposits (4)	61,467	84	0.55	60,274	108	0.73
Federal funds purchased and securities sold under agreements to repurchase	151	1	1.39	343	2	2.41
Other short-term borrowings	1,644	7	1.69	1,735	11	2.55
Long-term borrowings	8,402	59	2.81	11,753	102	3.47
Total interest-bearing liabilities	71,664	151	0.85	74,105	223	1.22
Non-interest-bearing deposits (4)	34,205	—	—	33,896	—	—
Total funding sources	105,869	151	0.57	108,001	223	0.83
Net interest spread			3.12			3.07
Other liabilities	2,442			2,350
Shareholders’ equity	16,460			15,192
	$124,771			$125,543
Net interest income /margin on a taxable-equivalent basis(5)		$940	3.44%		$961	3.51%
_____

(1)	Debt securities are included on an amortized cost basis with yield, net interest spread, and net interest margin calculated accordingly.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.35% and 0.46% for the three months ended March 31, 2020 and 2019, respectively.

(5)
The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both March 31, 2020 and 2019 adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2020, net interest income (taxable-equivalent basis) totaled $940 million compared to $961 million in the first quarter of 2019. The net interest margin (taxable-equivalent basis) was 3.44 percent for the first quarter of 2020 and 3.51 percent for the first quarter of 2019. The decreases in net interest income and net interest margin for the first quarter 2020, compared to the same period in 2019, were primarily attributable to lower market interest rates. The decreases were partially offset by lower funding costs, the positive impact of loan hedges becoming active during the first quarter of 2020, and favorable loan remixing into higher yielding consumer loans. Furthermore, one additional day in the current quarter increased net interest income but reduced net interest margin, and lower average loan balances negatively impacted net interest income but positively impacted net interest margin.
MARKET RISK—INTEREST RATE RISK
Regions’ primary market risk is interest rate risk. This includes uncertainty with respect to absolute interest rate levels as well as relative interest rate levels, which are impacted by both the shape and the slope of the various yield curves that affect the financial products and services that the Company offers. To quantify this risk, Regions measures the change in its net interest income in various interest rate scenarios compared to a base case scenario. Net interest income sensitivity to market rate movements is a useful short-term indicator of Regions’ interest rate risk.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company focuses on a falling rate shock scenario with most yield curve tenors floored near zero and a reduction in mortgage indices based on historical minimums as explained in the following section. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of March 31, 2020, Regions was modestly asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending March 2021. The estimated exposure associated with falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Deposit and other funding costs are currently low when compared to historical levels. Therefore, it is expected that declines in funding costs will only partially offset the decline in asset yields. Yet, the combination of deposit cost reductions and increased balance sheet hedging income serves to mostly offset net interest income sensitivity to short-term rates. Net interest income remains exposed to longer yield curve tenors. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges that have been transacted are contemplated to the extent they start within the measurement horizon. Twelve-month horizon asset sensitivity levels are expected to continue to decline through 2020 as forward starting hedges move completely into the measurement window. More information regarding forward starting hedges is disclosed in Table 21 and its accompanying description.

Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2020(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$113
+ 100 basis points	69
- 100 basis points (floored)(3)	(44)

Instantaneous Change in Interest Rates
+ 200 basis points	$127
+ 100 basis points	89
- 100 basis points (floored)(3)	(78)
_________

(1)
Disclosed interest rate sensitivity levels represent the 12 month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.

(2)
Forward starting cash flow hedges already transacted will reduce sensitivity levels through 2020 as they continue to move into the measurement horizon. See Table 22 for additional information regarding hedge start dates.

(3)
The -100 basis point (floored) scenario represents a 12 month average rate shock of -21 basis points and -80 basis points to zero for 1 month LIBOR and the 10 year U.S. Treasury yield, respectively. Mortgage yield shocks are floored at their historical minimums minus 35 basis points.

As market interest rates increased in recent years, Regions had established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equated to the lesser of the shock scenario amount, or a rate 35 basis points lower than the historical all-time minimum. Recent market volatility and new historic lows established for longer yield curve tenors have resulted in a shock scenario where the majority of rates now fall to approximately zero. Mortgage rates, which have retained somewhat elevated levels, are still being shocked in the manner previously described. Further, the scenarios presented do not allow for negative rates. The falling rate scenarios in Table 20 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
As discussed above, the interest rate sensitivity analysis presented in Table 20 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include loan and deposit growth reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current rate environment. In the base case scenario and falling rate scenarios in Table 20, interest-bearing deposit rates achieve historical lows. In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case balance sheet growth assumptions as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $2.0 billion over 12 months in the gradual +100 basis point scenario in Table 20. While estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market competitive factors.
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
Regions has made use of interest rate swaps and floors in balance sheet hedging strategies to effectively convert a portion of its fixed-rate funding position to a variable-rate position and to effectively convert a portion of its variable-rate loan portfolios to fixed-rate. Regions also uses derivatives to economically manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 21—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2020
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)(2)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$2,900	2.2	2.2%	0.9%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	16,000	5.0	1.9	1.0	—
Interest rate floors	6,750	4.6	—	—	2.1
Total derivatives designated as hedging instruments	$25,650	4.6	1.9%	1.0%	2.1%
_________

(1)	Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
A portion of the cash flow hedging relationships designated in Table 21 above are forward starting, including $5.25 billion notional of the outstanding cash flow swaps and $2.0 billion notional of the outstanding cash flow floors. Interest rate swaps and floors of $5.3 billion and $4.0 billion, respectively, became active during the first quarter of 2020. Forward starting swaps and floors have maturities of approximately five years from their respective start dates.
The following table presents cash flow hedge notional amounts with start dates prior to the year-end periods shown through 2026. All cash flow hedge notional amounts mature prior to the end of 2027.

Table 22—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2020(1)(2)	2021(1)(2)	2022	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps	$15,250	$16,000	$16,000	$13,700	$12,700	$3,750	$1,250
Interest rate floors	6,500	6,750	6,750	6,750	4,000	250	—
Cash flow hedges	$21,750	$22,750	$22,750	$20,450	$16,700	$4,000	$1,250
_________

(1)	As forward starting cash flow hedges are transacted within the 12 month measurement horizon, they will reduce 12 month net interest income sensitivity levels as disclosed in Table 20.

(2)
As of March 31, 2020, $10.75 billion of the $16.0 billion notional of the cash flow swaps and $4.75 billion of the $6.75 billion notional of the interest rate floors are active. During the second quarter of 2020, an additional $3.0 billion notional of interest rate swaps and $1.75 billion notional of interest rate floors will become active. During the third quarter of 2020 $250 million notional of interest rate swaps become active; and during the fourth quarter of 2020 $1.25 billion notional of interest rate swaps become active. The remaining $750 million notional of interest rate swaps and $250 million notional of interest rate floors become active in the first quarter of 2021.

Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. All hedging interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2019 contains more information on the management of credit risk.
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
The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 8 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements for a tabular summary of Regions’ quarter-end derivatives positions and further discussion.
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
LIBOR Transition - In 2017, the Financial Conduct Authority, which regulates LIBOR, announced that by the end of 2021 panel banks will no longer be required to submit estimates that are used to construct LIBOR, confirming that the continuation of LIBOR will not be guaranteed beyond that date.  Regions holds instruments that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations and other financial instruments that use LIBOR as a benchmark rate. The Company cannot currently predict the full impact of the LIBOR discontinuation on net interest income or the related processes. However, Regions is coordinating with regulators and industry groups to identify appropriate alternative rates for contracts expiring after 2021, and preparing for this transition as it relates to both new and existing exposures. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff with all relevant business lines and support groups engaged. A LIBOR impact and risk assessment has been performed, which identified the associated risks across products, systems, models, and processes. Updated fallback language was incorporated into LIBOR-relevant contracts and customer facing communication which commenced with the launch of the regions.com/libor page. Steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee as part of the LIBOR Transition Program. Continuing activities of the LIBOR Transition Program include facilitating the transition of all financial and strategic processes, systems and models; performing assessments of the transition impact to contracts and products; evaluating necessary operational and infrastructure enhancements upon implementation of alternative benchmark rates; and coordinating communications with customers.

MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income . For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential MSR, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on the residential MSRs. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management.
LIQUIDITY
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions maintains strong liquidity levels that position the Company to respond to stressed environments. As discussed below, Regions has a variety of liquidity sources, which it continues to utilize to fund customer needs.
On March 27, 2020, the CARES Act was signed into law as a response to the economic uncertainty amid the COVID-19 pandemic. A focus of the Act is the establishment of federally guaranteed loans for small businesses under the PPP. Regions, a certified SBA lender, has and will continue to assist its customers through the process of utilizing this program. As a lending institution in this program, additional liquidity is available to the Company through the Federal Reserve's Paycheck Protection Program Liquidity Facility. Regions' use of this funding source will depend on how economic conditions develop and also on the continuing demand for PPP loans and other sources of liquidity.
Regions intends to fund its obligations primarily through cash generated from normal operations. Regions also has obligations related to potential litigation contingencies. See Note 11 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements.
Assets, consisting principally of loans and securities, are funded by customer deposits, borrowed funds and shareholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s cash flow needs in normal and stressed conditions. Having and using various sources of liquidity to satisfy the Company’s funding requirements is important.
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.6 billion at March 31, 2020. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. These minimum requirements are informed by internal stress testing measures which are reflective of Regions' portfolio and business mix. The Bank's funding and contingency planning does not currently assume any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 2 "Debt Securities"to the consolidated financial statements). The agency guaranteed mortgage-backed securities portfolio is another source of liquidity in various secured borrowing capacities.
Maturities in the loan portfolio also provide a steady flow of funds. Regions’ liquidity is further enhanced by its relatively stable customer deposit base. Liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not assume reliance on short-term unsecured sources of funding.
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2020, Regions had approximately $3.2 billion in cash on deposit with the FRB, an increase from approximately $2.5 billion at December 31, 2019. Refer to the "Cash and Cash Equivalents" section for more information.

Regions’ borrowing availability with the FRB as of March 31, 2020, based on assets pledged as collateral on that date, was $15.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2020, Regions’ outstanding balance of FHLB borrowings was $7.8 billion and its total borrowing capacity from the FHLB totaled approximately $17.6 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 12 "Borrowings" to the consolidated financial statements in the 2019 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described below. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of risk characteristics of each loan type.
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
As a result of the COVID-19 pandemic, Regions has experienced a modest increase in cyber events, such as phishing attacks and malicious traffic from outside the United States.  However, the Company's layered control environment has effectively detected and prevented any material impact related to these events.
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
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. Regions adopted CECL on January 1, 2020. Upon adoption, Regions classified the provision for unfunded credit losses as provision for credit losses. Prior to 2020, the provision for unfunded credit losses was included in non-interest expense. The provision for credit losses totaled $373 million in the first quarter of 2020 compared to the provision for loan losses of $91 million during the first quarter of 2019. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.

NON-INTEREST INCOME
Table 23—Non-Interest Income

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2020 vs. 3/31/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$178	175	$3	1.7%
Card and ATM fees	105	109	(4)	(3.7)%
Investment management and trust fee income	62	57	5	8.8%
Capital markets income	9	42	(33)	(78.6)%
Mortgage income	68	27	41	151.9%
Investment services fee income	22	19	3	15.8%
Commercial credit fee income	18	18	—	—%
Bank-owned life insurance	17	23	(6)	(26.1)%
Securities gains (losses), net	—	(7)	7	100.0%
Market value adjustments on employee benefit assets - defined benefit	—	5	(5)	(100.0)%
Market value adjustments on employee benefit assets - other	(25)	(1)	(24)	NM
Other miscellaneous income	31	35	(4)	(11.4)%
	$485	$502	$(17)	(3.4)%

________
NM - Not Meaningful
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The increase during the first quarter of 2020 compared to the same period of 2019 was primarily due to an increase in corporate analysis service charges, which were partially offset by a decrease in consumer service charges. However, service charges were negatively impacted during the first quarter of 2020 by a general decrease in spending late in the quarter associated with the COVID-19 pandemic. If recent spend levels persist, service charges on deposit accounts will continue to be negatively impacted. See the "First Quarter Overview" section of Management's Discussion and Analysis for further detail.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The decrease in the first quarter of 2020 compared to the same period of 2019 was driven primarily by decreases in consumer credit card income as a result of decreased debit and credit card spend and transaction volumes associated with the COVID-19 pandemic. If recent spend levels persist, card and ATM fees will continue to be negatively impacted. See the "First Quarter Overview" section of Management's Discussion and Analysis for further detail.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The decrease in the first quarter of 2020 compared to the same period of 2019 was primarily driven by market-related credit valuation adjustments tied to customer derivatives, as well as a decline in merger and acquisition advisory fees reflecting the economic environment in the first quarter of 2020. The decreases were partially offset by increases in customer interest rate swap income and fees generated from the placement of permanent financing for real estate customers.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in the first quarter of 2020 compared to the same period of 2019 was due primarily to increases in loan production and sales income as lower interest rates during the current quarter increased loan applications and production. Additionally, MSR valuation adjustments and related hedge activity positively impacted mortgage income.
Bank-owned life insurance—Bank-owned life insurance decreased in the first quarter of 2020 compared to the same period in 2019 due primarily to a decrease in claims benefits in the first quarter of 2020 and favorable market adjustments in the first quarter of 2019.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.

Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits. The decrease in market valuation adjustments for the other employee benefits assets during the first quarter of 2020 compared to the same period of 2019 was due primarily to the decline in the equity markets. Furthermore, the Company repositioned its defined benefit employee benefits assets portfolio during the second quarter of 2019 into investments that are no longer subject to the volatility of the equity markets.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the first quarter of 2020 compared to the same period in 2019 primarily due to an $8 million gain associated with the sale of $167 million of affordable housing residential mortgage loans that was recognized in the first quarter of 2019. This decrease was partially offset by increases in leveraged lease termination gains and commercial leasing income. If current economic conditions persist, non-marketable equity investments may be negatively impacted resulting in valuation declines or impairment.
NON-INTEREST EXPENSE
Table 24—Non-Interest Expense

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2020 vs. 3/31/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$467	$478	$(11)	(2.3)%
Net occupancy expense	79	82	(3)	(3.7)%
Furniture and equipment expense	83	76	7	9.2%
Outside services	45	45	—	—%
Professional, legal and regulatory expenses	18	20	(2)	(10.0)%
Marketing	24	23	1	4.3%
FDIC insurance assessments	11	13	(2)	(15.4)%
Credit/checkcard expenses	13	16	(3)	(18.8)%
Branch consolidation, property and equipment charges	11	6	5	83.3%
Visa class B shares expense	4	4	—	—%
Provision (credit) for unfunded credit losses (1)	—	(1)	1	100.0%
Other miscellaneous expenses	81	98	(17)	(17.3)%
	$836	$860	$(24)	(2.8)%

________
NM - Not Meaningful
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses presented within net interest income after provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits decreased during the first quarter of 2020 compared to the same period in 2019, driven primarily by negative market value adjustments on employee benefit assets. Full-time equivalent headcount decreased to 19,743 at March 31, 2020 from 20,056 at March 31, 2019, reflecting the impact of the Company's continued efficiency initiatives implemented as part of its strategic priorities.
Furniture and equipment expense—Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during the first quarter of 2020 compared to the same period in 2019 primarily due to increases in rental expenses, maintenance and repairs, and continued investments in technology.
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

Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased during the first quarter of 2020 compared to the same period in 2019 primarily due to lower operational losses and declines in expenses related to non-service related pension costs.
INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2020 was $42 million and $105 million for the three months ended March 31, 2019, resulting in effective taxes rates of 20.6 percent and 21.0 percent, respectively.
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
On January 1, 2020, the Company adopted CECL and recorded an adjustment to the opening balance of the allowance. The tax impact of this adjustment increased deferred tax assets by approximately $126 million. See Note 1 "Basis of Presentation" to the consolidated financial statements for further information.
At March 31, 2020, the Company reported a net deferred tax liability of $608 million compared to a net deferred tax liability of $328 million at December 31, 2019. The increase in the net deferred tax liability was primarily due to an increase in unrealized gains on derivative instruments and available for sale securities, partially offset by an increase in the deferred tax asset related to the allowance due to the adoption of CECL and the first quarter 2020 increase in the allowance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 78 through 82 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2020, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 11, "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 1A. Risk Factors
An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in our business. This risk also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below is a risk factor that could adversely affect Regions' financial results and condition, as well as the value of, and return on investment in the Company, that was not included in Part II, Item 1A of the 2019 Annual Report on Form 10-K as it arose after the filing.
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries, including transportation, natural resources (in particular oil and gas), hospitality and commercial real estate; (iv) significant draws on credit lines as customers seek to increase liquidity; (v) significant reductions in the targeted federal funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter and may be reduced to below zero if the Federal Reserve determines economic conditions warrant); (vi) increased spending on our business continuity efforts, which may in turn require that we further cut costs and investments in other areas; and (vii) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
We are prioritizing the safety of our customers and employees, and have temporarily closed a small number of branches and have limited branch activity to drive-through services or in-office appointments. Additionally, almost 50% of associates are working remotely. If these measures are not effective in serving our customers or affect the productivity of our associates, they may lead to significant disruptions in our business operations.
Many of our counterparties and third-party service providers have also been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides.
We have experienced an increase in cyber events, such as phishing attacks and malicious traffic from outside the United States.  Our layered control environment has effectively detected and prevented any material impact related to these events to date. Our information security risks are generally expected to increase until the pandemic subsides.
We are offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic, including waivers of certain withdrawal fees from time deposits and savings and money market accounts, loan payment deferrals and extensions, credit card payment extensions, consumer mortgage payment forbearance and payment deferment, suspending initiation of new repossessions of automobiles and other vehicles and suspending new residential property foreclosures on consumer real estate loans. Additionally, we are a certified and qualified SBA lender and are assisting our customers with their applications for the PPP. These assistance efforts may adversely affect our revenue and results of operations. These government programs are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. In addition, if such measures are not effective in mitigating the effects of the COVID-19 pandemic on borrowers, we may experience higher rates of default and increased credit losses in future periods.
Certain industries where Regions has credit exposure, including restaurants (in particular, casual dining restaurants), hotels, agriculture, commercial retail, and transportation, have experienced significant operational challenges as a result of the COVID-19 pandemic. These negative effects have resulted in a number of corporate lending clients making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity if current economic conditions persist. The effects of the COVID-19 pandemic may also cause our commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses.
Our earnings and cash flows are dependent to a large degree on net interest income (the difference between interest income from loans and investments and interest expense on deposits and borrowings). Net interest income is significantly affected by market rates of interest. The significant reductions to the federal funds rate has led to a decrease in the rates and yields on U.S. Treasury securities. If interest rates are reduced further in response to the COVID-19 pandemic, we expect that our net interest income will decline, perhaps significantly. The overall effect of lower interest rates cannot be predicted at this time and depends on future actions the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to the COVID-19 pandemic, and resulting economic conditions.
The effects of the COVID-19 pandemic on economic and market conditions have increased demands on our liquidity as we meet our customers’ and clients’ needs. We have suspended stock repurchases through the second quarter of 2020 to preserve capital and liquidity in order to support our customers, clients and employees and although we have no current plans to reduce or suspend our common stock dividend, we will continue to exercise prudent capital management and monitor the business environment.
The COVID-19 pandemic may impact our assessment of our goodwill. During the first quarter of 2020, Regions assessed goodwill in light of the onset of the COVID-19 pandemic and concluded that it was not more likely than not that the fair value of each of our reporting units was less than its carrying value. Risks to our goodwill assessment are generally expected to increase until the pandemic subsides.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative effects of the COVID-19 pandemic or avert severe and prolonged reductions in economic activity.
Other negative effects of the COVID-19 pandemic that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the U.S. economy begins to recover. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q. Until the pandemic subsides, we expect continued draws on lines of credit, reduced revenues from our lending businesses, increased credit losses in our lending portfolios and decreased fee income. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2019, Regions announced the Board authorization of the repurchase of up to $1.370 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020. Regions did not repurchase any outstanding common stock during the three month period ended March 31, 2020, and given the uncertainty in the overall economic environment as a result of the COVID-19 pandemic, no share repurchases are currently anticipated for 2020.

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

101
The following materials from Regions' Form 10-Q Report for the quarterly period ended March 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q Report for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 6, 2020	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)