Form 10-Q
period 2020-06-30
REGIONS FINANCIAL CORP
filed 2020-08-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of each of the issuer’s classes of common stock was 960,165,679 shares of common stock, par value $.01, as of August 3, 2020.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
Allowance - Allowance for credit losses.
ALLL - Allowance for loan and lease losses.
AOCI - Accumulated other comprehensive income.
ASC - Accounting Standards Codification.
Ascentium - Ascentium Capital, LLC., acquired April 1, 2020.
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
COVID-19 - Coronavirus Disease 2019.
CPI - Consumer price index.
CPR - Constant (or Conditional) prepayment rate.
CRA - Community Reinvestment Act of 1977.
CRE - Commercial real estate- mortgage owner-occupied and commercial real estate-construction owner-occupied classes in the Commercial portfolio segment.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DFAST - Dodd-Frank Act Stress Test.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
E&P - Extraction and production.

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
FICO - The Financing Corporation, established by the Competitive Equality Banking Act of.1987.
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
FS-ISAC - Financial Services - Information Sharing & Analysis Center.
GAAP - Generally Accepted Accounting Principles in the United States.
GDP - Gross domestic product.
GNMA - Government National Mortgage Association.
G-SIB - Globally Systematically Important Bank Holding Company.
HPI - Housing price index.
HUD - U.S. Department of Housing and Urban Development.
ISM - Institute for Supply Chain Management.
IPO - Initial public offering.
IRE - Investor real estate portfolio segment.
IRS - Internal Revenue Service.
LCR - Liquidity coverage ratio.
LGD - Loss given default.
LIBOR - London InterBank Offered Rate.
LLC - Limited Liability Company.
LROC - Liquidity Risk Oversight Committee.
LTIP - Long-term incentive plan.
LTV - Loan to value.
MBA - Mortgage Bankers Association.
MBS - Mortgage-backed securities.
Morgan Keegan - Morgan Keegan & Company, Inc., sold April 2, 2012.
MSAs - Metropolitan Statistical Areas.
MSR - Mortgage servicing right.
NM - Not meaningful.
NPR - Notice of public ruling.
OAS - Option-adjusted spread.
OCC - Office of the Comptroller of the Currency.

OCI - Other comprehensive income.
OIS - Overnight indexed swap.
OTTI - Other-than-temporary impairment.
PCD - Purchased credit deteriorated.
PD - Probability of default.
PPP - Paycheck Protection Program.
R&S - Reasonable and supportable.
Raymond James - Raymond James Financial, Inc.
REIT - Real estate investment trust.
Regions Securities - Regions Securities LLC.
RETDR - Reasonable expectation of a troubled debt restructuring.
S&P 500 - a stock market index that measures the stock performance of 500 large companies listed on stock exchanges in the United States.
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
TTC - Through-the-cycle.
U.S. - United States.
U.S. Treasury - The United States Department of the Treasury.
UTB - Unrecognized tax benefits.
VIE - Variable interest entity.
Visa - The Visa, U.S.A. Inc. card association or its affiliates, collectively.
Volker Rule - Section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable.
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
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Further, statements about the potential effects of the COVID-19 pandemic on our businesses and financial results and conditions may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic (including any second wave or resurgences), actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risk identified in Part II Item 1A. "Risk Factors" of this Form 10-Q and those described below:

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

•
The impact of pandemics, including the ongoing COVID-19 pandemic, on our businesses and financial results and conditions.The duration and severity of the ongoing COVID-19 pandemic, which has disrupted the global economy, has and could continue to adversely affect our capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase our allowance for credit losses, impair collateral values, and result in lost revenue or additional expenses. The pandemic could also cause an outflow of deposits, result in goodwill impairment charges and the impairment of other financial and nonfinancial assets, and increase our cost of capital.

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

•
Our capital actions, including dividend payments, common stock repurchases, or redemptions of preferred stock or other regulatory capital instruments, must not cause us to fall below minimum capital ratio requirements, with applicable buffers taken into account, and must comply with other requirements under law or imposed by our regulators, which may impact our ability to return capital to shareholders.

•
Our ability to comply with stress testing and capital planning requirements (as part of the CCAR process or otherwise) may continue to require a significant investment of our managerial resources due to the importance of such tests and requirements.

•
Our ability to comply with applicable capital and liquidity requirements (including, among other things, the Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms, and if we fail to meet requirements, our financial condition and market perceptions of us could be negatively impacted.

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

•	Possible downgrades in our credit ratings or outlook could, among other negative impacts, increase the costs of funding from capital markets.

•	The effects of a possible downgrade in the U.S. government’s sovereign credit rating or outlook, which could result in risks to us and general economic conditions that we are not able to predict.

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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(In millions, except share data)
Assets
Cash and due from banks	$1,619	$1,598
Interest-bearing deposits in other banks	11,579	2,516
Debt securities held to maturity (estimated fair value of $1,356 and $1,372, respectively)	1,255	1,332
Debt securities available for sale (amortized cost of $22,783 and $22,332, respectively)	23,898	22,606
Loans held for sale (includes $969 and $439 measured at fair value, respectively)	1,152	637
Loans, net of unearned income	90,548	82,963
Allowance for loan losses	(2,276)	(869)
Net loans	88,272	82,094
Other earning assets	1,238	1,518
Premises and equipment, net	1,929	1,960
Interest receivable	343	362
Goodwill	5,193	4,845
Residential mortgage servicing rights at fair value	249	345
Other identifiable intangible assets, net	137	105
Other assets	7,206	6,322
Total assets	$144,070	$126,240
Liabilities and Equity
Deposits:
Non-interest-bearing	$47,964	$34,113
Interest-bearing	68,815	63,362
Total deposits	116,779	97,475
Borrowed funds:
Short-term borrowings	—	2,050
Long-term borrowings	6,408	7,879
Total borrowed funds	6,408	9,929
Other liabilities	3,255	2,541
Total liabilities	126,442	109,945
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,850,000 and 1,500,000 shares, respectively	1,656	1,310
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock— 1,001,112,100 and 998,278,188 shares, respectively	10	10
Additional paid-in capital	12,703	12,685
Retained earnings	2,978	3,751
Treasury stock, at cost—41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	1,626	(90)
Total shareholders’ equity	17,602	16,295
Noncontrolling interest	26	—
Total equity	17,628	16,295
Total liabilities and equity	$144,070	$126,240
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions, except per share data)
Interest income on:
Loans, including fees	$898	$992	$1,801	$1,973
Debt securities	148	163	306	328
Loans held for sale	6	4	11	7
Other earning assets	11	18	24	40
Total interest income	1,063	1,177	2,142	2,348
Interest expense on:
Deposits	40	125	124	233
Short-term borrowings	2	14	10	27
Long-term borrowings	49	96	108	198
Total interest expense	91	235	242	458
Net interest income	972	942	1,900	1,890
Provision for credit losses (1)	882	92	1,255	183
Net interest income after provision for credit losses (1)	90	850	645	1,707
Non-interest income:
Service charges on deposit accounts	131	181	309	356
Card and ATM fees	101	120	206	229
Investment management and trust fee income	62	59	124	116
Capital markets income	95	39	104	81
Mortgage income	82	31	150	58
Securities gains (losses), net	1	(19)	1	(26)
Other	101	83	164	182
Total non-interest income	573	494	1,058	996
Non-interest expense:
Salaries and employee benefits	527	469	994	947
Net occupancy expense	76	80	155	162
Furniture and equipment expense	86	84	169	160
Other	235	228	442	452
Total non-interest expense	924	861	1,760	1,721
Income (loss) before income taxes	(261)	483	(57)	982
Income tax expense (benefit)	(47)	93	(5)	198
Net income (loss)	$(214)	$390	$(52)	$784
Net income (loss) available to common shareholders	$(237)	$374	$(98)	$752
Weighted-average number of shares outstanding:
Basic	960	1,010	958	1,015
Diluted	960	1,012	958	1,020
Earnings (loss) per common share:
Basic	$(0.25)	$0.37	$(0.10)	$0.74
Diluted	$(0.25)	$0.37	$(0.10)	$0.74
_________
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2020	2019
	(In millions)
Net income (loss)	$(214)	$390
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $61 and $88 tax effect, respectively)	185	244
Less: reclassification adjustments for securities gains (losses) realized in net income (loss) (net of zero and ($3) tax effect, respectively)	1	(16)
Net change in unrealized gains (losses) on securities available for sale, net of tax	184	260
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $52 and $102 tax effect, respectively)	153	302
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (loss) (net of $15 and ($2) tax effect, respectively)	45	(6)
Net change in unrealized gains (losses) on derivative instruments, net of tax	108	308
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (loss) (net of ($3) and ($3) tax effect, respectively)	(9)	(7)
Net change from defined benefit pension plans and other post employment benefits, net of tax	9	7
Other comprehensive income, net of tax	302	577
Comprehensive income	$88	$967

	Six Months Ended June 30
	2020	2019
	(In millions)
Net income (loss)	$(52)	$784
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(2)	(3)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	3
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $212 and $165 tax effect, respectively)	631	484
Less: reclassification adjustments for securities gains (losses) realized in net income (loss) (net of zero and ($5) tax effect, respectively)	1	(21)
Net change in unrealized gains (losses) on securities available for sale, net of tax	630	505
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $377 and $138 tax effect, respectively)	1,119	409
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (loss) (net of $17 and ($4) tax effect, respectively)	52	(12)
Net change in unrealized gains (losses) on derivative instruments, net of tax	1,067	421
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (loss) (net of ($6) and ($5) tax effect, respectively)	(17)	(14)
Net change from defined benefit pension plans and other post employment benefits, net of tax	17	14
Other comprehensive income, net of tax	1,716	943
Comprehensive income	$1,664	$1,727
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total		Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2019	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090		$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2		—
Net income	—	—	—	—	—	394	—	—	394		—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	366	366		—
Cash dividends declared	—	—	—	—	—	(142)	—	—	(142)		—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)		—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(190)	—	—	—	(190)		—
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8		—
Other	—	—	—	—	—	—	—	—	—		11
BALANCE AT MARCH 31, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512		$11

BALANCE AT APRIL 1, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512		$11
Net income	—	—	—	—	—	390	—	—	390		—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	577	577		—
Cash dividends declared	—	—	—	—	—	(141)	—	—	(141)		—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)		—
Net proceeds from issuance of 500 thousand shares of Series C, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	1	490	—	—	—	—	—	—	490	1	—
Common stock transactions:
Impact of share repurchases	—	—	(13)		(190)	—	—	—	(190)		—
Impact of stock transactions under compensation plans, net and other	—	—	4	—	(14)	—	—	—	(14)		—
Other	—	—	—	—	—	—	—	—	—		(11)
BALANCE AT JUNE 30, 2019	2	$1,310	1,004	$11	$13,380	$3,299	$(1,371)	$(21)	$16,608		$—

BALANCE AT JANUARY 1, 2020	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295		$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)		—
Net income	—	—	—	—	—	162	—	—	162		—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,414	1,414		—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)		—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)		—
Impact of common stock transactions under compensation plans, net	—	—	—	—	10	—	—	—	10		—
BALANCE AT MARCH 31, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332		$—

BALANCE AT APRIL 1, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332		$—
Net income (loss)	—	—	—	—	—	(214)	—	—	(214)		—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	302	302		—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)		—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)		—
Net proceeds from issuance of 350 thousand shares of Series D preferred stock, including related surplus	—	346	—	—	—	—	—	—	346		—
Impact of common stock transactions under compensation plans, net	—	—	3	—	8	—	—	—	8		—
Other	—	—	—	—	—	—	—	—	—		26
BALANCE AT JUNE 30, 2020	2	$1,656	960	$10	$12,703	$2,978	$(1,371)	$1,626	$17,602		$26

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2020	2019
	(In millions)
Operating activities:
Net income (loss)	$(52)	$784
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses (1)	1,255	183
Depreciation, amortization and accretion, net	228	212
Securities (gains) losses, net	(1)	26
Deferred income tax (benefit) expense	(242)	18
Originations and purchases of loans held for sale	(2,918)	(1,580)
Proceeds from sales of loans held for sale	2,517	1,420
(Gain) loss on sale of loans, net	(97)	(55)
(Gain) loss on early extinguishment of debt	6	—
Net change in operating assets and liabilities:
Other earning assets	305	50
Interest receivable and other assets	55	(234)
Other liabilities	489	381
Other	99	116
Net cash from operating activities	1,644	1,321
Investing activities:
Proceeds from maturities of debt securities held to maturity	76	65
Proceeds from sales of debt securities available for sale	102	4,121
Proceeds from maturities of debt securities available for sale	1,909	1,682
Purchases of debt securities available for sale	(2,352)	(5,167)
Net proceeds from (payments for) bank-owned life insurance	(4)	(4)
Proceeds from sales of loans	141	327
Purchases of loans	(856)	(526)
Purchases of mortgage servicing rights	(16)	(10)
Net change in loans	(4,941)	(398)
Net purchases of other assets	(88)	(55)
Payment for acquisition of a business, net of cash received	(387)	—
Net cash from investing activities	(6,416)	35
Financing activities:
Net change in deposits	19,304	480
Net change in short-term borrowings	(2,050)	2,650
Proceeds from long-term borrowings	4,698	20,774
Payments on long-term borrowings	(8,088)	(24,074)
Net proceeds from issuance of preferred stock	346	490
Cash dividends on common stock	(298)	(286)
Cash dividends on preferred stock	(46)	(32)
Repurchases of common stock	—	(380)
Taxes paid related to net share settlement of equity awards	(7)	(27)
Other	(3)	(1)
Net cash from financing activities	13,856	(406)
Net change in cash and cash equivalents	9,084	950
Cash and cash equivalents at beginning of year	4,114	3,538
Cash and cash equivalents at end of period	$13,198	$4,488
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
Six Months Ended June 30, 2020 and 2019
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
During 2020, the Company adopted new accounting guidance related to several topics, including CECL. See Note 13 and below for related disclosures.
CECL
On January 1, 2020, the Company adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. The measurement of expected losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with accounting guidance on leases. In addition, CECL required changes to the accounting for debt securities available for sale. The adoption of CECL had a material impact to the allowance for credit losses (see below). The cumulative effect of the modified retrospective application for all items in scope was a reduction to retained earnings of $377 million, net of taxes, $375 million of which was attributable to the allowance and $2 million of which was attributable to other financial assets.
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

Purchased loans are recorded at their fair value at the acquisition date. Purchased loans are evaluated and classified as either PCD, which indicates that the loan has experienced more than insignificant credit deterioration since origination, or non-PCD loans. For PCD loans, the sum of the loans' purchase price and allowance for credit losses, which is determined using the same methodology as originated loans, becomes their initial amortized cost basis. For non-PCD loans, the difference between the fair value and the par value is considered the fair value mark. The non-credit discount or premium related to PCD loans and the fair value mark on non-PCD loans is accreted or amortized to interest income over the contractual life of the loan using the effective interest method. Subsequent changes in the allowance related to PCD and non-PCD loans are recognized in the provision for credit losses.
TDRs are loans whereby the borrower is experiencing financial difficulty at the time of restructuring, and Regions has granted a concession to the borrower. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications to the stated interest rate such that it is lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and/or interest. Insignificant delays in payments are not considered TDRs. Prior to the adoption of CECL on January 1, 2020, all loans with the TDR designation were considered to be impaired, even if they were accruing. With the adoption of CECL on January 1, 2020, the definition of impaired loans was removed from accounting guidance.
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
Upon the adoption of CECL, the allowance is intended to cover expected credit losses over the contractual life of loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and R&S forecasts that affect the collectability of the reported amount. For periods beyond which Regions makes or obtains such R&S forecasts, Regions reverts to historical credit loss information. Regions maintains an appropriate level of allowance that falls within an acceptable range of estimated losses, measured in accordance with GAAP. Management's determination of the appropriateness of the allowance is based on many factors, including, but not limited to, an evaluation and rating of the loan portfolio; historical loan loss experience; current economic conditions; collateral values securing loans; levels of problem loans; volume, growth, quality and composition of the loan portfolio; regulatory guidance; R&S economic forecasts; and other relevant factors. Changes in any of these factors, assumptions, or the availability of new information, could require that the allowance be adjusted in future periods, perhaps materially. Loss forecasting models are built on historical loss information and then applied to the current portfolio. Outputs from the loss forecasting models in combination with Regions' qualitative framework, and other analyses are used to inform management in its estimation of Regions' expected credit losses. Actual losses could vary, perhaps materially, from management’s estimates. The entire allowance is available to cover all charge-offs that arise from the loan portfolio.
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
R & S forecast period
During the two-year R&S forecast period, Regions incorporates forward-looking information by utilizing its internally developed and approved Base economic forecast. The scenario is developed by the Chief Economist and approved through a formal governance process. The Base forecast considers market forward/consensus information and is consistent with the Company's organization-wide economic outlook. When appropriate, additional scenarios, including externally created scenarios, are considered as part of the determination of the allowance.
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
Unfunded commitments and other off-balance sheet items
CECL requires an entity to record a liability or allowance for credit losses for the unfunded portion of a loan commitment in the event that the issuer does not have the unconditional right to cancel the commitment. For an unfunded commitment to be considered unconditionally cancellable, Regions must be able to, at any time, with or without cause, refuse to extend credit. The liability is measured over the full contractual period for which Regions is exposed to credit risk through a current obligation to extend credit. In determining the liability, management considers the likelihood that funding will occur, and if funded, the related expected credit losses under the CECL model.
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
Qualitative framework
While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Imprecision exists in the estimation process due to the inherent time lag between obtaining information, performing the calculation, as well as variations between estimates and actual outcomes. Regions adjusts the allowance considering quantitative and qualitative factors which may not be directly measured in the modeled calculations. Regions' qualitative framework provides for specific, quantitatively supported model adjustments and general imprecision adjustments. Specific model adjustments capture highly specific issues or events that Regions believes are not adequately captured in model outcomes. General imprecision adjustments address other sources of imprecision that are not specifically identifiable or quantifiable to a particular loan portfolio and have not been captured by the model or by a specific model adjustment. Regions considers general imprecision in three dimensions; economic forecast imprecision, model error imprecision, and process imprecision.

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2020
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$664	$—	$(24)	$640	$43	$—	$683
Commercial agency	617	—	(2)	615	58	—	673
	$1,281	$—	$(26)	$1,255	$101	$—	$1,356

Debt securities available for sale:
U.S. Treasury securities	$174	$7	$—	$181			$181
Federal agency securities	39	3	—	42			42
Mortgage-backed securities:
Residential agency	15,804	670	(1)	16,473			16,473
Residential non-agency	1	—	—	1			1
Commercial agency	4,869	345	—	5,214			5,214
Commercial non-agency	605	11	—	616			616
Corporate and other debt securities	1,291	82	(2)	1,371			1,371
	$22,783	$1,118	$(3)	$23,898			$23,898

	December 31, 2019
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$736	$—	$(26)	$710	$22	$—	$732
Commercial agency	625	—	(3)	622	20	(2)	640
	$1,361	$—	$(29)	$1,332	$42	$(2)	$1,372

Debt securities available for sale:
U.S. Treasury securities	$180	$2	$—	$182			$182
Federal agency securities	42	1	—	43			43
Mortgage-backed securities:
Residential agency	15,336	218	(38)	15,516			15,516
Residential non-agency	1	—	—	1			1
Commercial agency	4,720	77	(31)	4,766			4,766
Commercial non-agency	639	8	—	647			647
Corporate and other debt securities	1,414	38	(1)	1,451			1,451
	$22,332	$344	$(70)	$22,606			$22,606
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $9.6 billion and $8.3 billion at June 30, 2020, and December 31, 2019, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $25 million and $24 million of encumbered U.S. Treasury securities at June 30, 2020, and December 31, 2019, respectively.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$664	$683
Commercial agency	617	673
	$1,281	$1,356
Debt securities available for sale:
Due in one year or less	$98	$99
Due after one year through five years	1,063	1,114
Due after five years through ten years	301	333
Due after ten years	42	48
Mortgage-backed securities:
Residential agency	15,804	16,473
Residential non-agency	1	1
Commercial agency	4,869	5,214
Commercial non-agency	605	616
	$22,783	$23,898

The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2020, and December 31, 2019. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$118	$—	$269	$(1)	$387	$(1)
Corporate and other debt securities	27	(2)	3	—	30	(2)
	$145	$(2)	$272	$(1)	$417	$(3)

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$82	$—	$501	$(5)	$583	$(5)
Commercial agency	—	—	127	(5)	127	(5)
	$82	$—	$628	$(10)	$710	$(10)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$2,402	$(11)	$2,505	$(27)	$4,907	$(38)
Commercial agency	1,449	(31)	73	—	1,522	(31)
Corporate and other debt securities	19	—	32	(1)	51	(1)
	$3,870	$(42)	$2,610	$(28)	$6,480	$(70)

The number of individual debt positions in an unrealized loss position in the tables above decreased from 500 at December 31, 2019, to 98 at June 30, 2020. The decrease in the number of securities and the total amount of unrealized losses from year-end 2019 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
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

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Gross realized gains	$2	$7	$2	$7
Gross realized losses	(1)	(26)	(1)	(32)
Impairment	—	—	—	(1)
Debt securities available for sale gains (losses), net	$1	$(19)	$1	$(26)

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2020	December 31, 2019
	(In millions, net of unearned income)
Commercial and industrial	$47,670	$39,971
Commercial real estate mortgage—owner-occupied	5,491	5,537
Commercial real estate construction—owner-occupied	314	331
Total commercial	53,475	45,839
Commercial investor real estate mortgage	5,221	4,936
Commercial investor real estate construction	1,908	1,621
Total investor real estate	7,129	6,557
Residential first mortgage	15,382	14,485
Home equity lines	4,953	5,300
Home equity loans	2,937	3,084
Indirect—vehicles	1,331	1,812
Indirect—other consumer	3,022	3,249
Consumer credit card	1,213	1,387
Other consumer	1,106	1,250
Total consumer	29,944	30,567
	$90,548	$82,963

During the six months ended June 30, 2020 and 2019, Regions purchased approximately $856 million and $526 million in indirect-other consumer and commercial and industrial loans from third parties, respectively.
In January 2019, Regions decided to discontinue its indirect auto lending business due to margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company remains in the direct auto lending business.
At June 30, 2020, $21.2 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At June 30, 2020, an additional $21.3 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.3 billion as of June 30, 2020, with related income of $27 million for the six months ended June 30, 2020.
ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, Regions adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. Refer to Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" for description of the adoption of CECL and Regions' allowance methodology. Additionally, refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2019, for a description of the methodology prior to the adoption of CECL on January 1, 2020.
During the second quarter of 2020, Regions recorded $4.5 billion of PPP loans. These loans are guaranteed by the Federal government and as the guarantee is not separable from the loans, Regions did not record an allowance on these loans.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The cumulative effect of the adoption of CECL on January 1, 2020 for loans and unfunded commitments was an increase in the allowance of $501 million. During the first half of 2020, Regions increased the allowance by an additional $1.0 billion to $2.4 billion, which represents management's best estimate of expected losses over the life of the portfolio. The increase was due primarily to higher expected credit losses due to the economic impact and ongoing uncertainty of the COVID-19 pandemic and the purchase of Ascentium. Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor within the CECL models. Declines in the macroeconomic environment were incorporated into the June 30, 2020 forecast utilized in the CECL loss models.

Regions' models are sensitive to changes in the economic scenario, specifically to the level of unemployment. The June 30, 2020 economic forecast includes a high degree of uncertainty around how widely the COVID-19 pandemic could spread, how long it could persist and the effectiveness of government relief programs and debt payment relief provided by Regions. These factors cannot be fully reflected in the models. Therefore, the risks to the economic forecast and the model limitations were considered through model adjustments and the qualitative framework.
The following tables present analyses of the allowance by portfolio segment for the three and six months ended June 30, 2020 and 2019. The total allowance for loan losses and the related loan portfolio ending balances for the six months ended June 30, 2019 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to 2020, the allowance for loan losses related to individually evaluated loans was attributable to allowances for non-accrual commercial and investor real estate loans and all TDRs ("impaired loans") and the allowance for loan losses related to collectively evaluated loans was attributable to the remainder of the portfolio. With the adoption of CECL on January 1, 2020, the impaired loan designation and disclosures related to impaired loans are no longer required.

	Three Months Ended June 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2020	$721	$63	$776	$1,560
Provision for loan losses	622	97	119	838
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(142)	—	(62)	(204)
Recoveries	10	—	12	22
Net loan (losses) recoveries	(132)	—	(50)	(182)
Allowance for loan losses, June 30, 2020	1,271	160	845	2,276
Reserve for unfunded credit commitments, April 1, 2020	73	18	14	105
Provision for unfunded credit losses	34	9	1	44
Reserve for unfunded credit commitments, June 30, 2020	107	27	15	149
Allowance for credit losses, June 30, 2020	$1,378	$187	$860	$2,425

	Three Months Ended June 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2019	$537	$54	$262	$853
Provision (credit) for loan losses	26	(1)	67	92
Loan losses:
Charge-offs	(44)	—	(69)	(113)
Recoveries	6	1	14	21
Net loan (losses) recoveries	(38)	1	(55)	(92)
Allowance for loan losses, June 30, 2019	525	54	274	853
Reserve for unfunded credit commitments, April 1, 2019	46	4	—	50
Provision (credit) for unfunded credit losses	—	—	—	—
Reserve for unfunded credit commitments, June 30, 2019	46	4	—	50
Allowance for credit losses, June 30, 2019	$571	$58	$274	$903

	Six Months Ended June 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance (Note 1)	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	534	52	721	1,307
Provision for loan losses	873	107	234	1,214
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(213)	—	(135)	(348)
Recoveries	17	1	25	43
Net loan (losses) recoveries	(196)	1	(110)	(305)
Allowance for loan losses, June 30, 2020	1,271	160	845	2,276
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance (Note 1)	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020 (adjusted for change in accounting guidance)	77	17	14	108
Provision for unfunded credit losses	30	10	1	41
Reserve for unfunded credit commitments, June 30, 2020	107	27	15	149
Allowance for credit losses, June 30, 2020	$1,378	$187	$860	$2,425

	Six Months Ended June 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	64	(6)	125	183
Loan losses:
Charge-offs	(74)	—	(141)	(215)
Recoveries	15	2	28	45
Net loan (losses) recoveries	(59)	2	(113)	(170)
Allowance for loan losses, June 30, 2019	525	54	274	853
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(1)	—	—	(1)
Reserve for unfunded credit commitments, June 30, 2019	46	4	—	50
Allowance for credit losses, June 30, 2019	571	58	274	903
Portion of ending allowance for loan losses:
Individually evaluated for impairment	125	2	30	157
Collectively evaluated for impairment	400	52	244	696
Total allowance for loan losses	525	54	274	853
Portion of loan portfolio ending balance:
Individually evaluated for impairment	532	22	400	954
Collectively evaluated for impairment	45,776	6,431	30,392	82,599
Total loans evaluated for impairment	$46,308	$6,453	$30,792	$83,553

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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of June 30, 2020.
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
With the adoption of CECL in 2020, the disclosure of credit quality indicators for loan portfolio segments and classes, excluding loans held for sale, is presented by credit quality indicator by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019, for the December 31, 2019 Credit Quality Indicator tables.

	June 30, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass	$10,294	$7,646	$4,993	$3,290	$1,385	$2,961	$14,568	$—	$(229)	$44,908
Special Mention	29	171	167	124	9	79	689	—	—	1,268
Substandard Accrual	58	40	85	28	58	70	710	—	—	1,049
Non-accrual	31	70	87	25	44	36	152	—	—	445
Total commercial and industrial	$10,412	$7,927	$5,332	$3,467	$1,496	$3,146	$16,119	$—	$(229)	$47,670

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$714	$948	$1,024	$651	$462	$1,112	$178	$—	$(32)	$5,057
Special Mention	22	28	39	24	12	32	5	—	—	162
Substandard Accrual	13	21	62	30	11	60	1	—	—	198
Non-accrual	7	6	12	18	11	17	3	—	—	74
Total commercial real estate mortgage—owner-occupied:	$756	$1,003	$1,137	$723	$496	$1,221	$187	$—	$(32)	$5,491

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$27	$99	$44	$27	$30	$50	$9	$—	$—	$286
Special Mention	—	1	5	2	—	—	—	—	—	8
Substandard Accrual	—	3	1	2	3	1	—	—	—	10
Non-accrual	—	—	—	—	2	8	—	—	—	10
Total commercial real estate construction—owner-occupied:	$27	$103	$50	$31	$35	$59	$9	$—	$—	$314
Total commercial	$11,195	$9,033	$6,519	$4,221	$2,027	$4,426	$16,315	$—	$(261)	$53,475

Commercial investor real estate mortgage:
Risk Rating:
Pass	$843	$1,158	$1,195	$427	$72	$318	$345	$—	$(4)	$4,354
Special Mention	70	234	156	151	15	50	42	—	—	718
Substandard Accrual	—	49	27	—	3	—	69	—	—	148
Non-accrual	—	—	—	—	—	1	—	—	—	1
Total commercial investor real estate mortgage	$913	$1,441	$1,378	$578	$90	$369	$456	$—	$(4)	$5,221

	June 30, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial investor real estate construction:
Risk Rating:
Pass	$98	$538	$447	$2	$—	$10	$692	$—	$(13)	$1,774
Special Mention	20	20	26	—	—	—	14	—	—	80
Substandard Accrual	—	36	1	—	—	—	17	—	—	54
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$118	$594	$474	$2	$—	$10	$723	$—	$(13)	$1,908
Total investor real estate	$1,031	$2,035	$1,852	$580	$90	$379	$1,179	$—	$(17)	$7,129

Residential first mortgage:
FICO scores
Above 720	$2,721	$2,078	$1,162	$1,382	$1,615	$3,337	$—	$—	$—	$12,295
681-720	235	201	135	135	120	407	—	—	—	1,233
620-680	74	107	66	61	70	376	—	—	—	754
Below 620	$9	$22	$36	$38	$51	$482	—	—	—	638
Data not available	27	40	26	41	31	197	10	—	90	462
Total residential first mortgage	$3,066	$2,448	$1,425	$1,657	$1,887	$4,799	$10	$—	$90	$15,382

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,623	$30	$—	$3,653
681-720	—	—	—	—	—	—	530	8	—	538
620-680	—	—	—	—	—	—	364	6	—	370
Below 620	—	—	—	—	—	—	222	6	—	228
Data not available	—	—	—	—	—	—	126	2	36	164
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,865	$52	$36	$4,953

Home equity loans
FICO scores
Above 720	$229	$307	$288	$390	$363	$703	$—	$—	$—	$2,280
681-720	32	46	41	47	43	88	—	—	—	297
620-680	12	23	23	28	29	76	—	—	—	191
Below 620	2	6	9	15	18	64	—	—	—	114
Data not available	1	1	2	4	4	19	—	—	24	55
Total home equity loans	$276	$383	$363	$484	$457	$950	$—	$—	$24	$2,937

Indirect—vehicles:
FICO scores
Above 720	$—	$23	$401	$191	$148	$81	$—	$—	$—	$844
681-720	—	6	66	32	25	15	—	—	—	144
620-680	—	5	56	31	26	17	—	—	—	135
Below 620	—	4	54	35	37	26	—	—	—	156
Data not available	—	—	4	8	6	6	—	—	28	52
Total indirect- vehicles	$—	$38	$581	$297	$242	$145	$—	$—	$28	$1,331

	June 30, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Indirect—other consumer:
FICO scores
Above 720	$282	$992	$497	$169	$76	$41	$—	$—	$—	$2,057
681-720	37	223	152	52	24	13	—	—	—	501
620-680	2	90	80	33	15	9	—	—	—	229
Below 620	—	20	26	13	7	4	—	—	—	70
Data not available	—	4	3	2	1	1	—	—	154	165
Total indirect- other consumer	$321	$1,329	$758	$269	$123	$68	$—	$—	$154	$3,022

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$650	$—	$—	$650
681-720	—	—	—	—	—	—	258	—	—	258
620-680	—	—	—	—	—	—	212	—	—	212
Below 620	—	—	—	—	—	—	99	—	—	99
Data not available	—	—	—	—	—	—	7	—	(13)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,226	$—	$(13)	$1,213

Other consumer:
FICO scores
Above 720	$129	$226	$123	$49	$14	$6	$117	$—	$—	$664
681-720	36	63	30	10	3	1	54	—	—	197
620-680	19	41	20	7	2	1	43	—	—	133
Below 620	5	16	11	5	1	1	21	—	—	60
Data not available	42	1	—	—	—	—	2	—	7	52
Total other consumer	$231	$347	$184	$71	$20	$9	$237	$—	$7	$1,106
Total consumer loans	$3,894	$4,545	$3,311	$2,778	$2,729	$5,971	$6,338	$52	$326	$29,944
Total Loans	$16,120	$15,613	$11,682	$7,579	$4,846	$10,776	$23,832	$52	$48	$90,548
_________
(1) These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of June 30, 2020 and December 31, 2019. Loans on non-accrual status with no related allowance included $119 million of commercial and industrial loans and $1 million of commercial real estate mortgage-owner-occupied loans as of June 30, 2020. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Prior to the adoption of CECL on January 1, 2020, all TDRs and all non-accrual commercial and investor real estate loans, excluding leases, were deemed to be impaired. The definition of impairment and the required impaired loan disclosures were removed with CECL. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019 for disclosure of Regions' impaired loans as of December 31, 2019. Loans that have been fully charged-off do not appear in the tables below.

	June 30, 2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$52	$29	$11	$92	$47,225	$445	$47,670
Commercial real estate mortgage—owner-occupied	5	6	3	14	5,417	74	5,491
Commercial real estate construction—owner-occupied	1	—	—	1	304	10	314
Total commercial	58	35	14	107	52,946	529	53,475
Commercial investor real estate mortgage	—	1	—	1	5,220	1	5,221
Commercial investor real estate construction	—	—	—	—	1,908	—	1,908
Total investor real estate	—	1	—	1	7,128	1	7,129
Residential first mortgage	98	63	130	291	15,350	32	15,382
Home equity lines	16	16	26	58	4,907	46	4,953
Home equity loans	13	12	12	37	2,931	6	2,937
Indirect—vehicles	17	10	8	35	1,331	—	1,331
Indirect—other consumer	9	7	3	19	3,022	—	3,022
Consumer credit card	7	6	17	30	1,213	—	1,213
Other consumer	9	5	5	19	1,106	—	1,106
Total consumer	169	119	201	489	29,860	84	29,944
	$227	$155	$215	$597	$89,934	$614	$90,548

	December 31, 2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$30	$21	$11	$62	$39,624	$347	$39,971
Commercial real estate mortgage—owner-occupied	11	3	1	15	5,464	73	5,537
Commercial real estate construction—owner-occupied	2	—	—	2	320	11	331
Total commercial	43	24	12	79	45,408	431	45,839
Commercial investor real estate mortgage	1	1	—	2	4,934	2	4,936
Commercial investor real estate construction	—	—	—	—	1,621	—	1,621
Total investor real estate	1	1	—	2	6,555	2	6,557
Residential first mortgage	83	47	136	266	14,458	27	14,485
Home equity lines	30	12	32	74	5,259	41	5,300
Home equity loans	12	6	10	28	3,078	6	3,084
Indirect—vehicles	31	10	7	48	1,812	—	1,812
Indirect—other consumer	16	9	3	28	3,249	—	3,249
Consumer credit card	11	8	19	38	1,387	—	1,387
Other consumer	13	5	5	23	1,250	—	1,250
Total consumer	196	97	212	505	30,493	74	30,567
	$240	$122	$224	$586	$82,456	$507	$82,963

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
As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 are eligible for relief from TDR classification. Regions elected this provision of the CARES Act; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. The CARES Act relief and short-term nature of most COVID-19 deferrals precluded the majority of Regions' COVID-19 loan modifications from being classified as TDRs as of June 30, 2020.
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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the six months ended June 30, 2020 and 2019 totaled approximately $111 million and $121 million, respectively.

	Three Months Ended June 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	$67	$120	$—
Commercial real estate mortgage—owner-occupied	5	3	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	72	123	—
Commercial investor real estate mortgage	3	—	—
Commercial investor real estate construction	—	—	—
Total investor real estate	3	—	—
Residential first mortgage	31	4	1
Home equity lines	—	—	—
Home equity loans	12	1	—
Consumer credit card	1	—	—
Indirect—vehicles and other consumer	1	—	—
Total consumer	45	5	1
	$120	$128	$1

	Three Months Ended June 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	$23	$32	$—
Commercial real estate mortgage—owner-occupied	16	8	—
Total commercial	39	40	—
Commercial investor real estate mortgage	1	—	—
Commercial investor real estate construction	2	1	—
Total investor real estate	3	1	—
Residential first mortgage	34	8	1
Home equity lines	—	—	—
Home equity loans	30	2	—
Consumer credit card	8	—	—
Indirect—vehicles and other consumer	19	1	—
Total consumer	91	11	1
	$133	$52	$1

	Six Months Ended June 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	93	$194	$—
Commercial real estate mortgage—owner-occupied	10	5	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	104	200	—
Commercial investor real estate mortgage	7	1	—
Commercial investor real estate construction	1	—	—
Total investor real estate	8	1	—
Residential first mortgage	83	11	2
Home equity lines	—	—	—
Home equity loans	27	2	—
Consumer credit card	11	—	—
Indirect—vehicles and other consumer	11	—	—
Total consumer	132	13	2
	244	$214	$2

	Six Months Ended June 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	49	$110	$1
Commercial real estate mortgage—owner-occupied	33	20	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	83	132	1
Commercial investor real estate mortgage	4	11	—
Commercial investor real estate construction	4	1	—
Total investor real estate	8	12	—
Residential first mortgage	68	18	2
Home equity lines	—	—	—
Home equity loans	64	5	—
Consumer credit card	26	—	—
Indirect—vehicles and other consumer	49	1	—
Total consumer	207	24	2
	298	$168	$3

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

The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Carrying value, beginning of period	$254	$386	$345	$418
Additions	24	8	35	15
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(11)	(43)	(94)	(71)
Economic amortization associated with borrower repayments (1)	(18)	(14)	(37)	(25)
Carrying value, end of period	$249	$337	$249	$337
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2020	2019
	(Dollars in millions)
Unpaid principal balance	$33,575	$35,309
Weighted-average CPR (%)	17.0%	12.5%
Estimated impact on fair value of a 10% increase	$(25)	$(19)
Estimated impact on fair value of a 20% increase	$(44)	$(35)
Option-adjusted spread (basis points)	626	763
Estimated impact on fair value of a 10% increase	$(5)	$(10)
Estimated impact on fair value of a 20% increase	$(11)	$(20)
Weighted-average coupon interest rate	4.1%	4.2%
Weighted-average remaining maturity (months)	280	279
Weighted-average servicing fee (basis points)	27.4	27.2

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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions)		(In millions)
Servicing related fees and other ancillary income	$23	$26	$48	$52

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
As of both June 30, 2020 and December 31, 2019, the DUS servicing portfolio was approximately $3.9 billion. The related commercial MSRs were approximately $64 million at June 30, 2020 and $59 million at December 31, 2019. The estimated fair value of the commercial MSRs was approximately $72 million at June 30, 2020 and $64 million December 31, 2019, respectively.
NOTE 5. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	June 30, 2020	December 31, 2019
	(In millions)
Corporate Bank	$2,822	$2,474
Consumer Bank	1,978	1,978
Wealth Management	393	393
	$5,193	$4,845

The goodwill allocated to the Corporate Bank reporting unit increased due to the acquisition of Ascentium in the second quarter of 2020.
Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed description of the Company’s methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill.
During the second quarter 2020, Regions assessed events and circumstances for all three reporting units as of June 30, 2020, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, competition, and the impacts of COVID-19),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
Based on recent events and circumstances, and after assessing the indicators noted above, Regions concluded that a triggering event had occurred in the second quarter which required Regions to perform a quantitative goodwill impairment test. The results of the test did not require Regions to record a goodwill impairment charge as all three reporting units continued to have a fair value in excess of book value.

NOTE 6. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

									June 30, 2020	December 31, 2019
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$1,000	$25	1/40th	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(2)	500	1,000	25	1/40th	433	433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	346	—
					$1,850				$1,656	$1,310
_________
(1) Dividends on all series of preferred stock, if declared, accrue and are payable quarterly in arrears.
(2) Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month LIBOR plus 3.536%.
(3) Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to August 15, 2029, 5.700%, and (ii) for each period beginning on or after August 15, 2029, three-month LIBOR plus 3.148%.
(4) Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2025, 5.750%, and (ii) for each period beginning on or after September 15, 2025, the five-year treasury rate as of the most recent reset dividend determination date plus 5.426%.
On June 5, 2020, Regions completed the issuance of $350 million in depositary shares each representing a 1/100th ownership interest in a share of the Company's Non-Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share ("Series D Preferred Stock").
All series of preferred stock have no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, within 90 days following a regulatory capital treatment event for the Series A preferred stock or at any time following a regulatory capital treatment event for the Series B, Series C, and Series D preferred stock.
The Board of Directors declared $16 million in cash dividends on both Series A and Series B Preferred Stock during both the first six months of 2020 and 2019. In the first six months of 2020, the Board of Directors declared $14 million in cash dividends on Series C Preferred Stock; the initial quarterly dividend for the Series C Preferred Stock was declared on July 24, 2019, therefore there were no cash dividends for the first six months of 2019. The initial quarterly dividend for the Series D Preferred Stock was declared on July 22, 2020, therefore there were no cash dividends for the first six months of 2020. Therefore, a total of $46 million in cash dividends on total preferred stock was declared in the first six months of 2020 compared to the total of $32 million in cash dividends on total preferred stock declared in the first six months of 2019.
In the event Series A, Series B, Series C, or Series D preferred shares are redeemed at the liquidation amounts, $113 million, $67 million, $10 million, or $4 million in excess of the redemption amount over the carrying amount will be recognized, respectively. Approximately $100 million of Series A preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $13 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income (loss) available to common shareholders. Approximately $52 million of Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $15 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income (loss) available to common shareholders. Approximately $10 million of Series C issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income (loss) available to common shareholders. Approximately $4 million of Series D issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income (loss) available to common shareholders.

COMMON STOCK
On June 25, 2020, the Federal Reserve indicated that the Company exceeded all minimum capital levels under the supervisory stress test. The capital plan submitted to the Federal Reserve reflected no share repurchases through year-end 2020 and Regions is in compliance with the capital plan. Prior to the supervisory stress test submission, the Board had authorized the repurchase of $1.370 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the second quarter of 2020.
Regions' Board declared a cash dividend for both the first and second quarter of 2020 of $0.155 per share, totaling $0.310 per common share for the first six months of 2020. The Board declared a cash dividend for both the first and second quarter of 2019 of $0.140 per common share, totaling $0.280 per common share for the first six months of 2019.
The Board evaluated the common dividend in July 2020, considering the specific Federal Reserve limitations on capital distributions in the third quarter of 2020. The Federal Reserve mandated that banks must not increase their quarterly per share common dividend and implemented an earnings-based payout restriction in connection with the supervisory stress test, requiring the third quarter 2020 dividend to not exceed the average of the prior four quarters of net income excluding preferred dividends. On July 22, 2020, the Board declared a cash dividend for the third quarter of 2020 of $0.155 per share, which was in compliance with the Federal Reserve's limit.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the following tables:

	Three Months Ended June 30, 2020
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(21)	$651	$1,281	$(587)	$1,324
Net change	1	184	108	9	302
End of period	$(20)	$835	$1,389	$(578)	$1,626

	Three Months Ended June 30, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(26)	$(152)	$50	$(470)	$(598)
Net change	2	260	308	7	577
End of period	$(24)	$108	$358	$(463)	$(21)

	Six Months Ended June 30, 2020
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(22)	$205	$322	$(595)	$(90)
Net change	2	630	1,067	17	1,716
End of period	$(20)	$835	$1,389	$(578)	$1,626

	Six Months Ended June 30, 2019
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(27)	$(397)	$(63)	$(477)	$(964)
Net change	3	505	421	14	943
End of period	$(24)	$108	$358	$(463)	$(21)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Operations
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(1)	$(2)	Net interest income
	—	—	Tax (expense) or benefit
	$(1)	$(2)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$(19)	Securities gains (losses), net
	—	3	Tax (expense) or benefit
	$1	$(16)	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$60	$(8)	Net interest income
	(15)	2	Tax (expense) or benefit
	$45	$(6)	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements(2)	$(12)	$(10)	Other non-interest expense
	3	3	Tax (expense) or benefit
	$(9)	$(7)	Net of tax

Total reclassifications for the period	$36	$(31)	Net of tax

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Operations
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(2)	$(3)	Net interest income and other financing income
	—	—	Tax (expense) or benefit
	$(2)	$(3)	Net of tax
Unrealized gains and (losses) on available for sale securities:
	$1	$(26)	Securities gains (losses), net
	—	5	Tax (expense) or benefit
	$1	$(21)	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$69	$(16)	Net interest income and other financing income
	(17)	4	Tax (expense) or benefit
	$52	$(12)	Net of tax

Amortization of defined benefit pension plans and other post employment benefits:
Actuarial gains (losses) and settlements(2)	$(23)	$(19)	Other non-interest expense
	6	5	Tax (expense) or benefit
	$(17)	$(14)	Net of tax

Total reclassifications for the period	$34	$(50)	Net of tax
________
(1) Amounts in parentheses indicate reductions to net income (loss).
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 8 for additional details).

NOTE 7. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$(214)	$390	$(52)	$784
Preferred stock dividends	(23)	(16)	(46)	(32)
Net income (loss) available to common shareholders	$(237)	$374	$(98)	$752
Denominator:
Weighted-average common shares outstanding—basic	960	1,010	958	1,015
Potential common shares	—	2	—	5
Weighted-average common shares outstanding—diluted	960	1,012	958	1,020
Earnings (loss) per common share:
Basic	$(0.25)	$0.37	$(0.10)	$0.74
Diluted	(0.25)	0.37	(0.10)	0.74

For the three and six months ended June 30, 2020, basic and diluted weighted-average common shares outstanding for earnings (loss) per common share are the same due to net losses.
The effects from the assumed exercise of 9 million and 7 million stock options, restricted stock units and awards and performance stock units for the three and six months ended June 30, 2019, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended June 30
	2020	2019	2020	2019	2020	2019
	(In millions)
Service cost	$8	$7	$1	$1	$9	$8
Interest cost	16	18	1	2	17	20
Expected return on plan assets	(38)	(34)	—	—	(38)	(34)
Amortization of actuarial loss	11	9	1	1	12	10
Net periodic pension cost (credit)	$(3)	$—	$3	$4	$—	$4

	Qualified Plans		Non-qualified Plans		Total
	Six Months Ended June 30
	2020	2019	2020	2019	2020	2019
	(In millions)
Service cost	$17	$15	$2	$2	$19	$17
Interest cost	32	37	2	3	34	40
Expected return on plan assets	(75)	(68)	—	—	(75)	(68)
Amortization of actuarial loss	20	17	3	2	23	19
Net periodic pension cost (credit)	$(6)	$1	$7	$7	$1	$8

The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of operations. Components other than service cost are recorded in other non-interest expense on the consolidated statements of operations.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first six months of 2020.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2020 or 2019.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	June 30, 2020			December 31, 2019
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,100	$136	$—	$2,900	$67	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps	16,000	1,345	—	17,250	338	83
Interest rate floors (2)	6,750	575	—	6,750	208	—
Total derivatives in cash flow hedging relationships	22,750	1,920	—	24,000	546	83
Total derivatives designated as hedging instruments	$25,850	$2,056	$—	$26,900	$613	$83
Derivatives not designated as hedging instruments:
Interest rate swaps	$76,182	$1,831	$1,758	$68,075	$659	$656
Interest rate options	13,880	101	37	11,347	27	9
Interest rate futures and forward commitments	4,782	13	11	27,324	10	11
Other contracts	10,002	135	158	10,276	48	58
Total derivatives not designated as hedging instruments	$104,846	$2,080	$1,964	$117,022	$744	$734
Total derivatives	$130,696	$4,136	$1,964	$143,922	$1,357	$817

Total gross derivative instruments, before netting		$4,136	$1,964		$1,357	$817
Less: Legally enforceable master netting agreements		186	186		105	105
Less: Cash collateral received/posted		660	134		229	90
Less: Variation margin collateral (3)		2,191	1,548		688	575
Total gross derivative instruments, after netting (4)		$1,099	$96		$335	$47
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.

(2)	Estimated fair value includes premium of approximately $104 million to be amortized over the remaining life.

(3)
As permitted by U.S. GAAP, variation margin payments made or received for derivatives that are centrally cleared are legally characterized as settled, such that no fair value is presented on the balance sheet for the respective derivatives. As of June 30, 2020 and December 31, 2019, the net amounts of variation margin cash collateral received from central counterparty clearing houses were $643 million and $113 million, respectively.

(4)
The gain amounts,which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of June 30, 2020 and December 31, 2019, financial instruments posted of $25 million and $24 million, respectively, were not offset in the consolidated balance sheets.

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
Regions recognized an unrealized after-tax gain of $51 million and $45 million in accumulated other comprehensive income (loss) at June 30, 2020 and 2019, respectively, related to discontinued cash flow hedges of loan instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2026. Regions recognized pre-tax income of $2 million and $3 million during the three months ended June 30, 2020 and 2019, respectively, and pre-tax income of $4 million and $8 million during the six months ended June 30, 2020 and 2019, respectively, related to the amortization of discontinued cash flow hedges of loan instruments.
Regions expects to reclassify into earnings approximately $349 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $5 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of June 30, 2020, and a portion of these hedges are forward starting.
The following tables present the effect of hedging derivative instruments on the consolidated statements of operations and the total amounts for the respective line items effected:

	Three Months Ended June 30, 2020
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of operations	$148	$898	$49

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$11
Recognized on derivatives	—	—	1
Recognized on hedged items	—	—	(1)
Net income (loss) recognized on fair value hedges	$—	$—	$11

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (loss) (2)	$—	$60	$—
Income (expense) recognized on cash flow hedges	$—	$60	$—

	Three Months Ended June 30, 2019
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of operations	$163	$992	$96

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(5)
Recognized on derivatives	(1)	—	57
Recognized on hedged items	1	—	(57)
Net income (loss) recognized on fair value hedges	$—	$—	$(5)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (loss) (2)	$—	$(8)	$—
Income (expense) recognized on cash flow hedges	$—	$(8)	$—

	Six Months Ended June 30, 2020
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of operations	$306	$1,801	$108

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$15
Recognized on derivatives	—	—	77
Recognized on hedged items	—	—	(77)
Income (expense) recognized on fair value hedges	$—	$—	$15

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (loss) (2)	$—	$69	$—
Income (expense) recognized on cash flow hedges	$—	$69	$—

	Six Months Ended June 30, 2019
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of operations	$328	$1,973	$198

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(11)
Recognized on derivatives	(2)	—	90
Recognized on hedged items	2	—	(90)
Income (expense) recognized on fair value hedges	$—	$—	$(11)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (loss) (2)	$—	$(16)	$—
Income (expense) recognized on cash flow hedges	$—	$(16)	$—

___

(1)	See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax.
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2020		December 31, 2019
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Long-term borrowings	$(3,223)	$(115)	$(2,954)	$(49)

As of June 30, 2020 and December 31, 2019, the Company had terminated fair value hedges related to debt securities available for sale with carrying values of $312 million and $337 million, respectively. The remaining basis adjustments related to these terminated hedges were $1 million and $3 million, respectively.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2020 and December 31, 2019, Regions had $1.0 billion and $366 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2020 and December 31, 2019, Regions had $1.8 billion and $622 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the total notional amount related to these contracts was $4.2 billion and $4.8 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of operations for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2020	2019	2020	2019
	(In millions)
Capital markets income:
Interest rate swaps	$29	$(4)	$(8)	$(3)
Interest rate options	16	5	32	7
Interest rate futures and forward commitments	2	3	7	4
Other contracts	11	(1)	—	(1)
Total capital markets income	58	3	31	7
Mortgage income:
Interest rate swaps	6	35	104	54
Interest rate options	2	2	26	5
Interest rate futures and forward commitments	17	(3)	1	(1)
Total mortgage income	25	34	131	58
	$83	$37	$162	$65

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
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2020 was approximately $558 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2020 and 2019 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2020 and December 31, 2019, were $66 million and $64 million, respectively, for which Regions had posted collateral of $67 million and $67 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3(1)	Derivative Offset Adjustments(2)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$181	$—	$—	$—	$181
Federal agency securities	—	42	—	—	42
Mortgage-backed securities (MBS):
Residential agency	—	16,473	—	—	16,473
Residential non-agency	—	—	1	—	1
Commercial agency	—	5,214	—	—	5,214
Commercial non-agency	—	616	—	—	616
Corporate and other debt securities	—	1,370	1	—	1,371
Total debt securities available for sale	$181	$23,715	$2	$—	$23,898
Loans held for sale	$—	$950	$19	$—	$969
Marketable equity securities	$363	$—	$—	$—	$363
Residential mortgage servicing rights	$—	$—	$249	$—	$249
Derivative assets:
Interest rate swaps	$—	$3,312	$—	$(2,191)	$1,121
Interest rate options	—	634	42	—	676
Interest rate futures and forward commitments	—	13	—	—	13
Other contracts	2	131	2	—	135
Total derivative assets	$2	$4,090	$44	$(2,191)	$1,945
Derivative liabilities:
Interest rate swaps	$—	$1,758	$—	$(1,548)	$210
Interest rate options	—	37	—	—	37
Interest rate futures and forward commitments	—	11	—	—	11
Other contracts	3	144	11	—	158
Total derivative liabilities	$3	$1,950	$11	$(1,548)	$416
Non-recurring fair value measurements
Loans held for sale	$—	$—	$9	$—	$9
Equity investments without a readily determinable fair value	—	—	10	—	10
Foreclosed property and other real estate	—	—	18	—	18

	December 31, 2019
	Level 1	Level 2	Level 3(1)	Derivative Offset Adjustments(2)	Total Estimated Fair Value

Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$182	$—	$—	$—	$182
Federal agency securities	—	43	—	—	43
Mortgage-backed securities (MBS):
Residential agency	—	15,516	—	—	15,516
Residential non-agency	—	—	1	—	1
Commercial agency	—	4,766	—	—	4,766
Commercial non-agency	—	647	—	—	647
Corporate and other debt securities	—	1,450	1	—	1,451
Total debt securities available for sale	$182	$22,422	$2	$—	$22,606
Loans held for sale	$—	$436	$3	$—	$439
Marketable equity securities	$450	$—	$—	$—	$450
Residential mortgage servicing rights	$—	$—	$345	$—	$345
Derivative assets:
Interest rate swaps	$—	$1,064	$—	$(688)	$376
Interest rate options	—	227	8	—	235
Interest rate futures and forward commitments	—	4	6	—	10
Other contracts	—	47	1	—	48
Total derivative assets	$—	$1,342	$15	$(688)	$669
Derivative liabilities:
Interest rate swaps	$—	$739	$—	$(575)	$164
Interest rate options	—	9	—	—	9
Interest rate futures and forward commitments	—	11	—	—	11
Other contracts	—	53	5	—	58
Total derivative liabilities	$—	$812	$5	$(575)	$242
Non-recurring fair value measurements
Loans held for sale	$—	$—	$14	$—	$14
Equity investments without a readily determinable fair value	—	—	32	—	32
Foreclosed property and other real estate	—	—	42	—	42
_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

(2)
As permitted under U.S. GAAP, variation margin collateral payments made or received for derivatives that are centrally cleared are legally characterized as settled. As such, these derivative assets and derivative liabilities and the related variation margin collateral are presented on a net basis on the balance sheet.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.

The following tables illustrate rollforwards for residential mortgage servicing rights, which are the only material assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019, respectively.

	Residential mortgage servicing rights
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Carrying value, beginning of period	$254	$386	$345	$418
Total realized/unrealized gains (losses) included in earnings (1)	(29)	(57)	(131)	(96)
Purchases	24	8	35	15
Carrying value, end of period	$249	$337	$249	$337
_________
(1) Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Loans held for sale	$(2)	$(4)	$(5)	$(6)
Equity investments without a readily determinable fair value	—	—	(3)	—
Foreclosed property and other real estate	(1)	(31)	(10)	(39)

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2020, and December 31, 2019. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2020, and December 31, 2019, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2020
	Level 3 Estimated Fair Value at June 30, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$249	Discounted cash flow	Weighted-average CPR (%)	8.2% - 36.2% (17.0%)
			OAS (%)	5.2% - 10.2% (6.3%)
_________
(1) See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2019
	Level 3 Estimated Fair Value at December 31, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$345	Discounted cash flow	Weighted-average CPR (%)	7.4% - 26.1% (12.0%)
			OAS (%)	5.2% - 10.2% (6.18%)

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2020			December 31, 2019
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$969	$926	$43	$439	$425	$14
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of operations during the three and six months ended June 30, 2020 and 2019. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In millions)
Net gains (losses) resulting for the change in fair value of mortgage loans held for sale	$20	$5	$30	$5

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2020 are as follows:

	June 30, 2020
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$13,198	$13,198	$13,198	$—	$—
Debt securities held to maturity	1,255	1,356	—	1,356	—
Debt securities available for sale	23,898	23,898	181	23,715	2
Loans held for sale	1,152	1,152	—	1,124	28
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	86,723	86,504	—	—	86,504
Other earning assets(4)	1,009	1,009	363	646	—
Derivative assets	1,945	1,945	2	1,899	44
Financial liabilities:
Derivative liabilities	416	416	3	402	11
Deposits	116,779	116,834	—	116,834	—
Long-term borrowings	6,408	8,231	—	6,773	1,458
Loan commitments and letters of credit	171	710	—	—	710
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at June 30, 2020 was $219 million or 0.3 percent, reflecting tightening of credit spreads as of June 30, 2020, following a significant widening in the first quarter of 2020, and PPP loan valuation at par.

(3)	Excluded from this table is the capital lease carrying amount of $1.5 billion at June 30, 2020.

(4)	Excluded from this table is the operating lease carrying amount of $229 million at June 30, 2020.

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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$452	$555	$36	$(71)	$972
Provision (credit) for credit losses (1)	78	80	4	720	882
Non-interest income	180	286	81	26	573
Non-interest expense	267	518	86	53	924
Income (loss) before income taxes	287	243	27	(818)	(261)
Income tax expense (benefit)	71	61	6	(185)	(47)
Net income (loss)	$216	$182	$21	$(633)	$(214)
Average assets	$65,592	$34,391	$2,009	$37,828	$139,820

	Three Months Ended June 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$363	$587	$45	$(53)	$942
Provision (credit) for credit losses (1)	49	84	4	(45)	92
Non-interest income	134	292	82	(14)	494
Non-interest expense	232	527	84	18	861
Income (loss) before income taxes	216	268	39	(40)	483
Income tax expense (benefit)	54	67	10	(38)	93
Net income (loss)	$162	$201	$29	$(2)	$390
Average assets	$54,294	$35,065	$2,178	$34,578	$126,115

	Six Months Ended June 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$806	$1,099	$75	$(80)	$1,900
Provision (credit) for credit losses (1)	130	168	7	950	1,255
Non-interest income	284	602	167	5	1,058
Non-interest expense	503	1,018	173	66	1,760
Income (loss) before income taxes	457	515	62	(1,091)	(57)
Income tax expense (benefit)	114	129	15	(263)	(5)
Net income (loss)	$343	$386	$47	$(828)	$(52)
Average assets	$60,337	$34,495	$2,035	$35,428	$132,295

	Six Months Ended June 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$722	$1,165	$92	$(89)	$1,890
Provision (credit) for credit losses (1)	97	167	8	(89)	183
Non-interest income	265	575	160	(4)	996
Non-interest expense	468	1,048	169	36	1,721
Income (loss) before income taxes	422	525	75	(40)	982
Income tax expense (benefit)	106	131	19	(58)	198
Net income (loss)	$316	$394	$56	$18	$784
Average assets	$54,074	$35,232	$2,190	$34,334	$125,830

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2020	December 31, 2019
	(In millions)
Unused commitments to extend credit	$55,459	$52,976
Standby letters of credit	1,528	1,521
Commercial letters of credit	63	59
Liabilities associated with standby letters of credit	22	22
Assets associated with standby letters of credit	22	23
Reserve for unfunded credit commitments	149	45

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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of June 30, 2020, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes a legal contingency that is subject to an indemnification agreement.
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
GUARANTEES
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third for the majority of its DUS servicing portfolio. At both June 30, 2020 and December 31, 2019, the Company's DUS servicing portfolio totaled approximately $3.9 billion. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.3 billion at both June 30, 2020 and December 31, 2019. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million and $4 million at June 30, 2020 and December 31, 2019, respectively. Refer to Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2019, for additional information.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

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

The impact was reflected as a reduction of approximately $375 million to retained earnings and an increase of approximately $126 million to deferred tax assets. In late March 2020, the Federal Banking agencies published an interim final rule related to a revised transition of the impact of CECL on regulatory capital.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased in over the following three years. The add-back is calculated as the impact of initial adoption, plus 25 percent of subsequent changes in allowance.  At June 30, 2020 this amount is approximately $613 million year-to-date.  The impact on CET1 is approximately 56 basis points.  The interim final rule has been published for comment, but has an immediate effective date.

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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2019, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 for the consolidated statements of operations. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2020 compared to December 31, 2019.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2020, Regions operated 1,391 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
On May 31, 2019, Regions entered into an agreement to acquire Highland Associates, Inc., an institutional investment firm based in Birmingham, Alabama. The transaction closed on August 1, 2019.
On February 27, 2020, Regions entered into an agreement to acquire Ascentium Capital LLC, an independent equipment financing company headquartered in Kingwood, Texas. The transaction closed on April 1, 2020, and included approximately $1.9 billion in loans and leases to small businesses. Refer to the "Ascentium Acquisition" section for more detail.
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
SECOND QUARTER OVERVIEW
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. After a brief but violent contraction in economic activity stemming from the COVID-19 pandemic and the efforts to stem its spread, the U.S. economy had begun to recover during the second quarter. However, a sharp increase in COVID-19 cases was seen in early July. While this increase in cases is more likely to slow, rather than suppress, the economic recovery, it nonetheless adds another layer of uncertainty over economic forecasts. For full-year 2020, real GDP is expected to contract by 5.8 percent and to grow by 3.3 percent in 2021.

Economic activity bottomed at the end of April 2020. By the end of May, each state had taken steps to ease restrictions on economic activity, though these steps varied across individual states. May marked the beginning of economic improvement with the addition of over 2.6 million non-farm jobs, a rebound in consumer spending, and improved conditions in the industrial sector. Further economic improvement was experienced in June with both the ISM Manufacturing Index and the ISM Non-Manufacturing index pushing above the 50 percent break between contraction and expansion and non-farm payrolls rising by 4.8 million jobs. Additionally, motor vehicle sales rebounded sharply through June and applications for purchase loans stood at more than a 12-year high based on the MBA’s weekly survey data. The economy has clearly benefitted from the aggressive fiscal and monetary policy response in the early phases of the pandemic.
As the spike in the number of positive COVID-19 tests persisted into early July, several state and local governments rolled back some of the reopening measures, with most of the interventions directed at bars and restaurants. The policy response, at least thus far, has come in the form of targeted interventions rather than re-imposing the broad shutdowns seen in the early phases of the pandemic, which should limit the disruption to the economy. Barring a more intense and geographically dispersed increase in the number of COVID-19 cases than seen thus far, it is likely these targeted interventions will be the template for policy makers to deal with any subsequent spikes in cases.
Aside from the potential fallout from the policy response, consumer and business confidence could be adversely impacted by rising numbers of COVID-19 cases, which could in turn weigh on growth in consumer spending and slow the pace of improvement in the labor market. Nonetheless, after what are likely to be extraordinarily large swings in real GDP in the second quarter (contraction) and the third quarter (expansion) of 2020, the economy is likely to settle on a path of steady but moderate growth over subsequent quarters. Though many households are facing an “income cliff” at the end of July as the supplemental unemployment insurance benefits provided by the CARES Act are set to expire, it is likely that fiscal and monetary policy will remain supportive of the economic recovery. The July 2020 baseline forecast anticipates that it will be 10 to 12 quarters before the level of real GDP returns to the level from the fourth quarter of 2019, which is the last quarter free of the effects of COVID-19.
The effects within the Regions footprint will be broadly similar to those seen in the U.S. as a whole. Florida’s economy has an above-average exposure to leisure and hospitality services, while Texas and Louisiana have above-average exposure to energy, so these economies could be more prone to lasting effects if the recovery does prove to be slower than is now anticipated.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of June 30, 2020. See the "Allowance" section for further information.
COVID-19 Pandemic
Regions' business operations and financial results are influenced by the economic environment in which the Company operates. The adverse economic conditions and uncertainty in the economic outlook as of June 30, 2020 driven by the COVID-19 pandemic continued to impact the second quarter 2020 financial results in the areas as described below. Regions expects that the pandemic will continue to influence economic conditions and the Company's financial results in future quarters.
Even as businesses re-open across the country, Regions continued to keep measures in place to ensure associate and customer safety, such as continuing to limit in-person branch activity to drive-through and in-office services to appointment only. As of June 30, 2020, approximately 95% of branches were open. Regions is in the process of implementing a phased approach to return remote working associates to office locations. As of June 30, 2020, approximately 90 percent of the Company's non-branch associates are working remotely.
During the second quarter of 2020, the Company continued to offer special financial assistance to support customers who were experiencing financial hardships related to the COVID-19 pandemic. This assistance included offering customer payment deferrals or forbearances to existing loans over a set period of time, typically 90 days. Residential mortgage payment assistance is granted through a forbearance. During the forbearance period, a borrower's payment obligation is suspended and no foreclosure action will be pursued. All payments are then due at expiration of the forbearance period, unless the loan has been modified. For most other loan products (commercial and consumer products except for residential real estate), payment assistance is granted through deferrals or extensions. Deferrals and extensions are different than forbearances in that all payments are normally not due at the end of the deferral or extension period. Instead, the payment due date is advanced. However, for most all products, interest continues to accrue on the loan during the deferral or forbearance period, unless the loan is on non-accrual.
As of June 30, 2020, Regions had processed approximately 27,200 consumer payment deferral requests totaling $1.9 billion, including approximately 5,500 forbearances related to residential mortgages totaling approximately $1.4 billion. During May and June of 2020, approximately 34% of borrowers made mortgage payments while in forbearance. Additionally, approximately 36% of borrowers made home equity payments, approximately 56% made credit card payments, and approximately 41% made auto loan payments while in deferral. In addition, payment deferral requests for approximately 18,100 mortgage loans serviced for others have been processed totaling approximately $3.0 billion. Regions has also processed approximately 14,300 requests for business customers totaling approximately $3.8 billion. Approximately 25% of corporate banking borrowers, which excludes Ascentium and branch small business customers, have made payments during May and June while in deferral.

While a significant amount of payment deferrals and forbearances were granted in the second quarter of 2020, the deferrals and forbearances initially granted at the end of March 2020 expired prior to the end of the second quarter. As of June 30, 2020, approximately 2,160 residential first mortgage forbearances, totaling approximately $585 million, were scheduled to expire. As of mid-July 2020, approximately 37% of the forbearances scheduled to expire on June 30, 2020 extended the forbearance periods by one to three months. Approximately 23% of the expired forbearances had either completed a loan modification or were in process of being modified. In addition, approximately 25% of the remaining expired forbearances were considered current because borrowers continued to make regular payments throughout the forbearance period. Regions is in process of contacting borrowers for the remaining 15% of these expired forbearances.
As noted above, loan products other than residential first mortgage have payment deferrals or extensions which either advance the payment due date or adjust the amount due each period so the borrower is not past due. The majority of these borrowers do not consider a second deferral period until the next payment is due. As a result, it is early to ascertain what actions are being taken for these other loan products after their initial deferral period expiration. In many cases, Regions is being proactive and reaching out to borrowers with payment deferrals to determine their financial capacity and whether additional payment deferrals or loan modifications are needed. As of mid-July 2020, Regions has performed few second deferral requests for its consumer products (excluding residential first mortgage) and its commercial and investor real estate loans.
As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to COVID-19 beginning March 1, 2020 through the earlier of 60 days after the national emergency concerning the COVID-19 outbreak ends or December 31, 2020 are eligible for relief from TDR classification. Refer to Table 15 "Troubled Debt Restructurings" for further information.
As a certified SBA lender, Regions experienced an increase in lending activity in the second quarter of 2020 as the Company continued to assist customers through the loan process under the PPP. Under this program, Regions has approximately 44,600 loans outstanding totaling approximately $4.5 billion as of June 30, 2020.
Regions continues to have strong liquidity and capital levels, which have the Company well-prepared to respond to the increase in customer borrowing needs. The Company has ample sources of liquidity that include a granular and stable deposit base, cash balances held at the Federal Reserve, borrowing capacity at the Federal Home Loan Bank, unencumbered highly liquid securities, and borrowing availability at the Federal Reserve's discount window. See the "Liquidity", "Shareholders' Equity", and "Regulatory Capital" sections for further information.
The COVID-19 pandemic affected the second quarter provision for credit losses, which was $882 million in total and $700 million in excess of net charge-offs (see below and the "Allowance for Credit Losses" section for further detail). Loan and deposit balances also increased due to the current environment. Contributing to the ending loan balance increase was $4.5 billion of lending through the PPP. Ending deposit levels continued to increase as customers have retained excess cash from line draws, PPP loans, and other government stimulus funds. See Table 2 "Loan Portfolio" and Table 19 "Deposits" for further information.
The COVID-19 pandemic also affected non-interest income. At the beginning of the second quarter of 2020, consumer spending remained low due to "non essential" business closures, but did start to increase during the quarter as restrictions on economic activity were eased throughout the country. Overall, customer spending activity negatively impacted non-interest income as evidenced by reductions in service charges of $47 million and card and ATM fess of $4 million compared to the first quarter. If current spending levels persist, the Company estimates non-interest income will be negatively impacted by $10 million to $15 million per month from pre-March 2020 levels. See Table 28 "Non-Interest Income" for more detail.
During the second quarter of 2020, Regions tested goodwill for impairment in light of the decline in the economic environment caused by the COVID-19 pandemic. The Company concluded that goodwill impairment did not exist. Refer to the "Goodwill" section for further detail.
Regions has experienced a modest increase in cyber events as a result of the COVID-19 pandemic, however the Company's layered control environment has effectively detected and prevented any material impact related to these events. Refer to the "Information Security" section for further detail.
Supervisory Stress Test Update
On June 25, 2020, the Federal Reserve indicated that the Company exceeded all minimum capital levels under the supervisory stress test. The capital plan submitted to the Federal Reserve reflected no share repurchases through year-end 2020. The Company's preliminary stress capital buffer for the fourth quarter of 2020 through the third quarter of 2021 is currently estimated at 3 percent. The Federal Reserve has provided specific limitations on capital distributions in the third quarter of 2020 that the Company will need to maintain compliance with in order to maintain its common stock dividend. On July 22, 2020, the Company declared a cash dividend for the third quarter of 2020 of $0.155 per share, which was in compliance with the Federal Reserve's limit.
Second Quarter Results
Regions reported net income (loss) available to common shareholders of $(237) million, or $(0.25) per diluted share, in the second quarter of 2020 compared to $374 million, or $0.37 per diluted share, in the second quarter of 2019.

For the second quarter of 2020, net interest income (taxable-equivalent basis) totaled $985 million, up $29 million compared to the second quarter of 2019. The net interest margin (taxable-equivalent basis) was 3.19 percent for the second quarter of 2020 and 3.45 percent in the second quarter of 2019. The increase in net interest income was primarily driven by increases in loan balances due to PPP lending, the Company's equipment finance acquisition and increased [average] line utilization on commercial credit lines. Net interest income also benefited from the execution of the Company's interest rate hedging strategy. The decline in net interest margin was primarily driven by elevated levels of cash held at the Federal Reserve, an increase in average commercial line draws, and the impact of lower yielding PPP loans.
The provision for credit losses totaled $882 million in the second quarter of 2020, after the adoption of CECL at the beginning of the year, as compared to the provision for loan losses of $92 million during the second quarter of 2019. The current quarter provision includes $182 million in net charge-offs, as well as $700 million of additional provision reflecting an increase in the expected losses over the contractual lives of the loan and credit commitment portfolios. The increase in the provision for credit losses during the second quarter of 2020 was driven primarily by adverse economic conditions and uncertainty in the economic outlook resulting from the COVID-19 pandemic and credit deterioration as evidenced by the increase in both criticized and classified loans during the second quarter. Downgrades were primarily in the retail, energy, restaurant, and hotel portfolios (see Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information). Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $182 million, or an annualized 0.80 percent of average loans, in the second quarter of 2020, compared to $92 million, or an annualized 0.44 percent for the second quarter of 2019. The increase was driven primarily by charge-offs within the energy and restaurant portfolios, as well as additions related to the acquisition of Ascentium. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance was 2.68 percent of total loans, net of unearned income at June 30, 2020 compared to 1.10 percent at December 31, 2019. The increase was impacted by all of the factors discussed above regarding the increase in the provision. Additionally in the second quarter of 2020, Regions completed the acquisition of Ascentium, and recognized an initial increase to the allowance of $60 million associated with the purchase of credit deteriorated loans. The allowance was 395 percent of total non-performing loans at June 30, 2020 compared to 180 percent at December 31, 2019. Total non-performing loans increased to 0.68 percent of total loans, net of unearned income, at June 30, 2020, compared to 0.61 percent at December 31, 2019. The increase in non-performing loans was driven primarily by downgrades in administrative support, waste and repair, manufacturing, restaurant and energy-related credits. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Non-interest income was $573 million for the second quarter of 2020, a $79 million increase from the second quarter of 2019. The increase was primarily driven by higher mortgage and capital markets income, partially offset by lower service charges and card & ATM income. See Table 28 "Non-Interest Income" for more detail.
Total non-interest expense was $924 million in the second quarter of 2020, a $63 million increase from the second quarter of 2019. The increase was primarily driven by higher salaries and employee benefits. See Table 29 "Non-Interest Expense" for more detail.
Income tax expense (benefit) for the three months ended June 30, 2020 was a $47 million benefit compared to $93 million expense for the same period in 2019. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $9.1 billion from year-end 2019 to June 30, 2020, due primarily to an increase in cash on deposit with the FRB. Significant deposit growth during the quarter has contributed to historically elevated liquidity sources for the Company. Commercial customer deposit levels have significantly increased as customers have kept their excess cash from line draws, PPP loans, and other government stimulus in their deposit accounts. Some of these liquidity sources were used to increase cash at the FRB. See the "Liquidity" and "Deposits" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	June 30, 2020	December 31, 2019
	(In millions)
U.S. Treasury securities	$181	$182
Federal agency securities	42	43
Mortgage-backed securities:
Residential agency	17,113	16,226
Residential non-agency	1	1
Commercial agency	5,829	5,388
Commercial non-agency	616	647
Corporate and other debt securities	1,371	1,451
	$25,153	$23,938
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
Debt securities increased $1.2 billion from December 31, 2019 to June 30, 2020. Despite the interest rate volatility during the first half of 2020, Regions' comprehensive securities repositioning executed in the second and third quarters of 2019 positioned the portfolio to react favorably to the current economic environment. The increase from year-end was the result of improved market valuation and additional purchases of mortgage-backed securities.

LOANS HELD FOR SALE
Loans held for sale totaled $1.2 billion at June 30, 2020, consisting of $950 million of residential real estate mortgage loans, $192 million of commercial mortgage and other loans, and $10 million of non-performing loans. At December 31, 2019, loans held for sale totaled $637 million, consisting of $436 million of residential real estate mortgage loans, $188 million of commercial mortgage and other loans, and $13 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 70 percent of Regions’ interest-earning assets at June 30, 2020. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2020	December 31, 2019
	(In millions, net of unearned income)
Commercial and industrial	$47,670	$39,971
Commercial real estate mortgage—owner-occupied (1)	5,491	5,537
Commercial real estate construction—owner-occupied (1)	314	331
Total commercial	53,475	45,839
Commercial investor real estate mortgage	5,221	4,936
Commercial investor real estate construction	1,908	1,621
Total investor real estate	7,129	6,557
Residential first mortgage	15,382	14,485
Home equity lines	4,953	5,300
Home equity loans	2,937	3,084
Indirect—vehicles	1,331	1,812
Indirect—other consumer	3,022	3,249
Consumer credit card	1,213	1,387
Other consumer	1,106	1,250
Total consumer	29,944	30,567
	$90,548	$82,963
__________
(1) Collectively referred to as CRE.
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
Most classes within Regions' portfolio segments continue to experience the impact of the COVID-19 pandemic. In particular, Regions' energy, freight transportation, healthcare, travel and leisure, retail and restaurant portfolios have experienced significant operational challenges as a result of COVID-19 and are at the highest risk. Energy credits continue to be stressed even though oil prices slightly recovered during the second quarter. The restaurant portfolio, particularly credits in the casual dining space, also continues to come under stress even as shelter in place orders have been lifted. Small business sectors of the portfolio, as well as consumer portfolios, are being impacted by social distancing and limited capacity rules created by the COVID-19 pandemic along with the fact that these types of borrowers tend to have limited liquidity or access to alternate liquidity sources. The extent to which Regions' borrowers are ultimately impacted will be a factor of the duration and severity of the economic impact as well as the effectiveness of the various government programs in place to support individuals and businesses. See Table 3 "Selected Industry Exposure" for more detail.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $7.7 billion since year-end 2019. This expansion was due to the origination of approximately $4.5 billion of PPP loans, the addition of $1.9 billion in loans related to the Ascentium acquisition that occurred at the beginning of the second quarter (see the "Second Quarter Overview" and the "Ascentium Acquisition" sections for more information) and, to a lesser degree, elevated draws on commercial lines of credit. Line utilization levels approached normalized levels by the end of the second quarter. The expansion was driven by increases in the real estate, retail trade, manufacturing, healthcare and utilities industry sectors.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	June 30, 2020
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,829	$979	$2,808
Agriculture	517	250	767
Educational services	3,172	902	4,074
Energy	2,195	2,108	4,303
Financial services	4,281	4,784	9,065
Government and public sector	3,044	606	3,650
Healthcare	4,797	2,389	7,186
Information	1,832	904	2,736
Manufacturing	5,176	4,157	9,333
Professional, scientific and technical services	2,601	1,415	4,016
Real estate (3)	8,431	6,907	15,338
Religious, leisure, personal and non-profit services	2,263	730	2,993
Restaurant, accommodation and lodging	2,480	338	2,818
Retail trade	3,119	1,891	5,010
Transportation and warehousing	2,701	1,176	3,877
Utilities	1,901	2,774	4,675
Wholesale goods	3,348	3,002	6,350
Other (1)	(212)	2,180	1,968
Total commercial	$53,475	$37,492	$90,967

	December 31, 2019 (2)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,402	$888	$2,290
Agriculture	456	225	681
Educational services	2,724	676	3,400
Energy	2,172	2,528	4,700
Financial services	4,588	4,257	8,845
Government and public sector	2,825	522	3,347
Healthcare	3,646	1,802	5,448
Information	1,394	847	2,241
Manufacturing	4,347	3,912	8,259
Professional, scientific and technical services	1,970	1,299	3,269
Real estate (3)	7,067	7,224	14,291
Religious, leisure, personal and non-profit services	1,748	769	2,517
Restaurant, accommodation and lodging	1,780	420	2,200
Retail trade	2,439	2,039	4,478
Transportation and warehousing	1,885	1,250	3,135
Utilities	1,774	2,437	4,211
Wholesale goods	3,335	2,637	5,972
Other (1)	287	2,095	2,382
Total commercial	$45,839	$35,827	$81,666
________

(1)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

(3)	"Real estate" includes REITs, which are unsecured commercial and industrial products that are real estate related.

Regions has identified certain industry sectors within the commercial and investor real estate portfolio segments that have the highest risk due to COVID-19 as of June 30, 2020. These high-risk industries include energy, freight transportation, healthcare, other consumer services, restaurants, retail, travel and leisure, hotels and retail. Industries identified as high-risk may change in future periods depending on how the macroeconomic environment conditions develop over time. These identified high-risk industries, and specified sectors within these industries, are detailed in Table 4 below. PPP loan balances are not included in Table 4 as these loans are not considered high risk. Regions is closely monitoring customers in these industries and has frequent dialogue with these customers. Certain of these exposures are also represented in Table 5 through Table 8 below. All loans within these tables are in the commercial portfolio segment, unless specifically identified as IRE.

Table 4—COVID-19 High-Risk Industries

	June 30, 2020
	Balance Outstanding	% of Total Loans	Utilization %	Leveraged % of Balance	SNC % of Balance	% Deferral	% Criticized
	($ in millions)
Commercial
Energy - E&P, oilfield services	$1,367	1.5%	66%	—%	80%	6%	48%
Freight transportation- local general freight, freight arrangement	261	0.3%	80%	6%	—%	23%	5%
Healthcare - offices of physicians and other health practitioners	1,130	1.2%	72%	4%	4%	32%	4%
Other consumer services - personal care services, religious organizations, dry cleaning and laundry services	463	0.5%	75%	—%	—%	29%	8%
Restaurants - full service, special food services	798	0.9%	86%	21%	40%	29%	32%
Retail (non-essential) - clothing	247	0.3%	67%	—%	75%	11%	44%
Travel and leisure - amusement, arts and recreation	649	0.7%	76%	37%	48%	17%	17%
Total commercial	4,915	5.4%	73%	10%	40%	21%	25%

REITs and IRE
Hotels - full service, limited service, extended stay	983	1.1%	81%	—%	69%	18%	27%
Retail (non-essential) - malls and outlet centers	2,529	2.8%	65%	—%	77%	9%	25%
Total REITs and IRE	3,512	3.9%	69%	—%	75%	11%	25%

Total COVID-19 high-risk industries	$8,427
Energy
Regions' direct energy portfolio is comprised mostly of E&P and midstream sector borrowers. As of June 30, 2020, oil prices have rebounded from all-time lows in April 2020, but have not yet reached pre-pandemic levels. None of Regions' direct energy credits are leveraged loans and Regions has no second lien energy exposure. During the first six months of 2020, Regions has recognized approximately $86 million in energy charge-offs, of which $84 million was associated with four customers. Since first quarter 2015, utilization rates have remained between 40-60%. Hedge positions are adequate for oil producers and strong for natural gas providers, and 4% of energy loans are currently operating under a COVID-19 payment deferral.

Table 5—Energy Industry Exposure

	June 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Oilfield services and supply	$360	17%	70%	$187	52%
E&P	1,007	46%	65%	472	47%
Midstream	646	29%	41%	132	20%
Downstream	97	4%	26%	—	—%
Other	72	3%	25%	43	60%
PPP	13	1%	100%	—	—%
Total energy	$2,195	100%	51%	$834	38%

Restaurant
The quick service sector comprises over half of Regions' restaurant portfolio balances outstanding. Quarantining, social distancing, and reduced business travel as a result of the COVID-19 pandemic has and will continue to result in lost demand, much of which may not be recoverable. Casual dining is the sector under the most stress in the current environment. Quick service restaurants focus on fast food service and limited menus. This sector has performed relatively well during the pandemic given digital platforms, drive-through and delivery capabilities. The $798 million in COVID high-risk balances related to restaurants disclosed in Table 4 above are included across the quick service, casual dining and other sectors disclosed in Table 6 below. Approximately 18% of restaurant outstandings are leveraged. Prior to the COVID-19 pandemic, Regions strategically exited some higher risk restaurant relationships at par. Approximately 27% of restaurant, accommodation and lodging portfolio balances are in payment deferrals as of June 30, 2020. During the first six months of 2020, Regions has recognized approximately $31 million in restaurant charge-offs.
Table 6—Restaurant Industry Exposure

	June 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Quick service	$1,280	56%	84%	$168	13%
Casual dining	487	21%	87%	254	52%
Other	149	6%	90%	20	13%
PPP	396	17%	100%	—	—%
Total restaurant	$2,312	100%	87%	$442	19%
Hotel-related
Regions' hotel-related portfolio is the most impacted property type given cancellations of events, conventions, and most business and leisure travel. While demand is expected to increase in 2021, the average daily rate will likely be slower to recover. Regions' hotel-related portfolio is primarily comprised of 12 REIT customers. These loans are unsecured commercial and industrial loans; however, they are real estate related. The REIT portfolio benefits from low leverage, strong liquidity, and diversity of property holdings. Companies have also taken proactive steps to reduce capital expenditures, cut dividends, and reduce overhead to preserve cash. SNCs comprise 59% of Regions' total hotel-related loans. Most of Regions' borrowers for secured hotel loans have requested deferrals. As noted above, approximately 27% of restaurant, accommodation and lodging portfolio balances are in payment deferrals as of June 30, 2020. During the first six months of 2020, Regions has recognized no charge-offs in hotel related lending. REITs and IRE balances in the table below comprise the hotels COVID high-risk industry sector balance of $983 million disclosed in Table 4. The consumer services and PPP balances included in the table below along with the total restaurants balance in Table 6 above comprise the restaurant, accommodation and lodging balance in Table 3 above.
Table 7—Hotel-Related Industry Exposure

	June 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Commercial:
REITs	$714	62%	80%	$—	—%
Consumer services	131	12%	95%	1	1%
PPP	37	3%	100%	—	—%
Total commercial	882	77%		1	1%

IRE:
IRE - mortgage	238	21%	96%	236	99%
IRE - construction	31	2%	39%	31	100%
Total IRE	269	23%		267	99%

Total hotel-related	$1,151	100%	83%	$268	23%

Retail-related
Regions' retail-related industry is mainly comprised of REITs and non-leveraged commercial and industrial sectors. Approximately $553 million of outstanding balances across the REIT and IRE portfolios relate to shopping malls and outlet centers. Portfolio exposure to REITs specializing in enclosed malls consists of a small number of credits. Approximately 48% of mall REIT balances are investment grade with low leverage. The IRE portfolio is widely distributed. The largest tenants typically include "basic needs" anchors. However, almost all IRE retail credits were downgraded to criticized in the second quarter due to low rent collections and concerns over tenant viability in the long term. The commercial and industrial retail portfolio is also widely distributed. The largest categories include motor vehicle and parts dealers, building materials, garden equipment and supplies, and non-store retailers. Owner-occupied CRE consists primarily of small strip malls and convenience stores which are largely term loans where a higher utilization rate is expected. Approximately 6% of retail-related lending is operating in a deferral as of June 30, 2020. During the first six months of 2020, Regions has recognized approximately $7 million in retail-related lending charge-offs. REIT and IRE balances totaling $2,529 million in the table below comprise the COVID high-risk REITs and IRE retail-related sector balance in Table 4. Portions of the commercial and industrial-not leveraged, CRE owner-occupied and asset-based lending balances in the table below comprise the $247 million of the COVID high-risk commercial retail sector in Table 4. Additionally, the commercial and industrial leveraged and non-leveraged, asset-based lending, PPP and CRE owner-occupied balances totaling $3,119 million in the table below comprise the retail trade commercial industry sector balance in Table 3.
Table 8—Retail-Related Industry Exposure

	June 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized balances	Criticized percentage
	(In millions)
Commercial:
REITs	$1,789	32%	57%	$92	5%
Commercial and industrial- leveraged	229	4%	60%	—	—%
Commercial and industrial- not leveraged	1,266	22%	55%	29	2%
Asset-based lending	588	10%	48%	163	28%
PPP	334	7%	100%	—	—%
CRE- owner-occupied	702	12%	94%	24	3%
Total commercial	4,908	87%		308	6%

IRE	740	13%	94%	532	72%

Total commercial and IRE retail-related	$5,648	100%	63%	$840	15%

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $572 million in comparison to 2019 year-end balances reflecting new fundings and draws on investor real estate construction lines.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $897 million in comparison to 2019 year-end balances. The increase in residential first mortgage loans was driven by an increase in originations due to historically low market interest rates during 2020. Approximately $3.4 billion in new loan originations were retained on the balance sheet through the first six months of 2020.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $347 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.

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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2020. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 9—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2020	69	1.40%	56	1.12%	125
2021	92	1.84%	81	1.64%	173
2022	101	2.03%	97	1.96%	198
2023	132	2.67%	108	2.19%	240
2024	184	3.71%	145	2.92%	329
2025-2029	1,948	39.33%	1,727	34.87%	3,675
2030-2034	133	2.69%	74	1.51%	207
Thereafter	3	0.07%	3	0.05%	6
Total	2,662	53.74%	2,291	46.26%	4,953
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $147 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

Table 10—Estimated Current Loan to Value Ranges

	June 30, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$32	$7	$9	$8	$4
80% - 100%	2,338	64	149	42	22
Below 80%	12,734	2,551	2,052	2,612	232
Data not available	278	40	81	13	4
	$15,382	$2,662	$2,291	$2,675	$262

	December 31, 2019
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$32	$8	$18	$9	$5
80% - 100%	1,745	86	208	39	29
Below 80%	12,438	2,659	2,195	2,731	252
Data not available	270	35	91	14	5
	$14,485	$2,788	$2,512	$2,793	$291
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $481 million from year-end 2019. The decrease is due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio class decreased $227 million from year-end 2019 due to exiting a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $174 million from year-end 2019 reflecting lower credit card transaction volume as customers react to the economic environment.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $144 million from year-end 2019.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. For more information on credit quality indicators refer to Note 3 "Loans and the Allowance for Credit Losses" .
ALLOWANCE
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with GAAP, regulatory guidance (where applicable), and general banking practices. The allowance is one of the most significant estimates and assumptions to Regions. The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

On January 1, 2020, Regions adopted CECL, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. See Note 1 "Basis of Presentation", Note 3 "Loans and the Allowance for Credit Losses" and Note 13 "Recent Accounting Pronouncements" for information about CECL adoption, areas of judgment and methodologies used in establishing the allowance.
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
Since the adoption of CECL on January 1, 2020, Regions has increased the allowance by $1.0 billion from $1.4 billion to $2.4 billion, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 11 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 11— Allowance Changes

Three months ended June 30, 2020
(In millions)
Allowance for credit losses at April 1	$1,665
Initial allowance on acquired PCD loans	60
Provision over net charge-offs:
Economic outlook and adjustments	287
Changes in portfolio credit quality	382
Changes in specific reserves	(10)
Portfolio growth (run-off) (1)	(35)
Provision impact of non-PCD acquired loans(3)	76
Total provision over net charge-offs	700
Allowance for credit losses at June 30	$2,425

Six months ended June 30, 2020
(In millions)
Allowance for credit losses at January 1 (as adjusted for change in accounting guidance) (2)	$1,415
Initial allowance on acquired PCD loans	60
Provision over net charge-offs:
Economic outlook and adjustments	510
Changes in portfolio credit quality	424
Changes in specific reserves	26
Portfolio growth (run-off) (1)	(86)
Provision impact of non-PCD acquired loans(3)	76
Total provision over net charge-offs	950
Allowance for credit losses at June 30	$2,425
_______

(1)	Portfolio growth does not include PPP loans of $4.5 billion, which are fully backed by the U.S. government and do not have an associated allowance.

(2)
Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

(3)	This balance includes $64 million related to the initial allowance for non-PCD loans acquired as part of the Ascentium acquisition.
There continues to be a significant amount of uncertainty surrounding the economic environment due to the COVID-19 pandemic. Elevated unfavorable credit metrics and charge-offs, deferrals and forbearances, continued low consumer spending and the potential for a second wave of the pandemic are all negative signs of the current economic landscape. Conversely, unprecedented stimulus is working its way through the economic system, with early signs that the deferral programs are working (as evidenced by a high savings rate). Consumers entered the COVID-19 crisis in a stronger position compared to the economic downturn in 2007 and, with the unemployment stimulus, many on unemployment have higher cash flows than when they were employed. Additionally, mortgage LTVs and the HPI are holding up well. As the credit risk within Regions' loan portfolio continues to be evaluated going into the second half of 2020, the negative and positive factors of the ever-evolving economic landscape were considered in determining the allowance estimate.
Credit metrics are monitored throughout the quarter in order to understand external macro-views of credit metrics, trends and industry outlooks as well as Regions' internal specific views of credit metrics and trends. The second quarter of 2020 exhibited continued signs of economic stress due to the COVID-19 pandemic, as commercial and investor real estate criticized balances increased approximately $1.7 billion and classified balances increased $491 million compared to the first quarter. Non-performing loans excluding held for sale decreased $24 million compared to the first quarter; however, total net charge-offs increased $59 million during the second quarter. Approximately $8.4 billion of commercial and investor real estate loans are in COVID-19 high-risk industry segments. These high-risk industries include energy, freight transportation, healthcare, other consumer services, restaurants, retail, travel and leisure, hotels and retail commercial real estate. Refer to the "Portfolio Characteristics" section for more information about the high-risk industries.
Regions purchased Ascentium, an independent equipment financing company on April 1, 2020. The purchase included approximately $1.9 billion in loans and leases to small businesses, of which approximately 46% were considered to be PCD. Regions considered loan payment status, COVID-19 deferral status, and loans in high-risk industries in COVID-19 highly-impacted states in its determination of PCD. The Ascentium acquisition resulted in $136 million in additional allowance in the second quarter, of which $76 million was recorded through the provision for credit losses and the remaining $60 million was for acquired PCD loans and did not impact the provision for credit losses. See the "Ascentium Acquisition" section for more information.
Changes in the macroeconomic environment can be extremely impactful to the allowance estimate under CECL. Regions' economic forecast utilized in the January 1, 2020 allowance estimate upon adoption of CECL considered a relatively benign economic environment. The forecast utilized in the March 31, 2020 allowance estimate considered a more stressed economic environment due to COVID-19 pandemic based on early stage pandemic information. The economic forecast utilized in the June 30, 2020 allowance estimate included further deterioration primarily due to higher levels of unemployment. Refer to the Economic Outlook section for more information. Regions benchmarked its internal forecast with external forecasts and external data available.
Risks to the economic forecast included a high degree of uncertainty around how wide the COVID-19 pandemic could spread, how long it could persist, and the effectiveness of government relief programs and debt payment relief being provided by the Company. Also, the unique nature of the COVID-19 economic environment produced unintuitive modeled results due to sensitivity to the unemployment forecasts, specifically the transient spike in unemployment rates. The CECL models are not built or conditioned to reflect the unprecedented levels of stimulus and cannot anticipate (or connect) the new relationships between economic variables and portfolio risks that exist in the current environment. There were several points of analysis used to inform appropriate model adjustments for economic uncertainty. Industry-level stress analyses were also performed on industries most acutely impacted by the COVID-19 pandemic. Refer to the "Portfolio Characteristics" section for more information about COVID-19 impacted industries. These economic uncertainties and model limitations were evaluated and resulted in a reduction to the modeled life of loan loss estimate.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The June 30, 2020 general imprecision allowance considered the incremental risk specific to COVID-19 payment deferrals and delinquency trends for certain consumer models that are not economically conditioned and as such does not fully consider these impacts.
The components of the changes in the ACL during 2020 are reflected in Table 11 above. The decrease in ACL related to portfolio runoff for the six months ended June 30, 2020 was primarily due to a reduction in indirect–other consumer and credit card balances which carry a relatively higher allowance. Additionally, first quarter growth in commercial loans occurred in lower risk rating tranches, while balance runoff occurred in higher risk rating tranches.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of June 30, 2020. The unemployment rate is the most significant macroeconomic factor among the CECL models. As noted above, the June 30, 2020 allowance includes a reduction to the modeled Base forecast to adjust for over-sensitivity within the models, specifically for unemployment.
Table 12— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		June 30, 2020
	2Q2020	3Q2020	4Q2020	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022
Real GDP, annualized % change	(37.90)%	25.60%	9.00%	5.60%	4.10%	3.00%	2.90%	2.60%	2.80%
Unemployment rate	13.20%	9.90%	9.10%	8.60%	7.90%	7.40%	7.00%	6.70%	6.50%
HPI, year-over-year % change	5.70%	5.00%	3.20%	1.30%	(0.50)%	(0.30)%	1.30%	2.80%	3.60%
S&P 500	2,959	3,232	3,253	3,270	3,283	3,313	3,347	3,375	3,398

Based on the overall analysis performed, management deemed an increase in the allowance of $760 million as compared to March 31, 2020 to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of June 30, 2020.
In June 2020, the Federal Reserve disclosed their estimated modeled credit losses for Regions as a part of the supervisory stress test. The Federal Reserve's economic scenario resulted in estimated losses for Regions of $5.3 billion. Whereas this scenario assumed a different macroeconomic outlook than Regions', it may represent a possible range of potential credit losses assuming a longer-term, widespread pandemic. As a point of clarification, the Federal Reserve's scenario assumes severe deterioration across both business services (commercial and investor real estate) and consumer portfolios, while Regions assumes deterioration mainly in the business services portfolio. Additionally, the Federal Reserve's estimate includes no benefit of government stimulus or benefit from debt payment relief being offered by Regions and other financial institutions. See the "Second Quarter Overview" section for further information regarding the Company's economic outlook.
Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of allowance based on their judgments and estimates. Volatility in certain credit metrics is to be expected. Additionally, changes in circumstances related to individually large credits, commodity prices, or certain macroeconomic forecast assumptions may result in volatility. The scenarios discussed above, or other scenarios, have the ability to result in actual credit losses that differ, perhaps materially, from the originally estimated amounts. In addition, it is difficult to predict how changes in economic conditions, including changes resulting from various pandemic scenarios, the impact of government stimulus, and other relief programs could affect borrower behavior. This analysis is not intended to estimate changes in the overall allowance, which would also be influenced by the judgment management applies to the modeled loss estimates to reflect uncertainty and imprecision based on then-current circumstances and conditions.
Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 13 "Allowance for Credit Losses." As noted above, economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations as well as the length and depth of the COVID-19 pandemic and the impact of the CARES Act and other policy accommodations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2020 and beyond.

Table 13—Allowance for Credit Losses

	Six Months Ended June 30
	2020	2019
	(Dollars in millions)
Allowance for loan losses at January 1	$869	$840
Cumulative change in accounting guidance (1)	438	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,307	840

Loans charged-off:
Commercial and industrial	207	69
Commercial real estate mortgage—owner-occupied	6	5
Residential first mortgage	2	3
Home equity lines	7	8
Home equity loans	1	3
Indirect—vehicles	12	15
Indirect—other consumer	41	35
Consumer credit card	33	34
Other consumer	39	43
	348	215
Recoveries of loans previously charged-off:
Commercial and industrial	14	12
Commercial real estate mortgage—owner-occupied	3	3
Commercial investor real estate mortgage	1	1
Commercial investor real estate construction	—	1
Residential first mortgage	2	2
Home equity lines	5	6
Home equity loans	1	2
Indirect—vehicles	5	7
Indirect—other consumer	—	—
Consumer credit card	5	4
Other consumer	7	7
	43	45
Net charge-offs:
Commercial and industrial	193	57
Commercial real estate mortgage—owner-occupied	3	2
Commercial investor real estate mortgage	(1)	(1)
Commercial investor real estate construction	—	(1)
Residential first mortgage	—	1
Home equity lines	2	2
Home equity loans	—	1
Indirect—vehicles	7	8
Indirect—other consumer	41	35
Consumer credit card	28	30
Other consumer	32	36
	305	170
Provision for loan losses	1,214	183
Initial allowance on acquired PCD loans	60	—
Allowance for loan losses at June 30	2,276	853
Reserve for unfunded credit commitments at beginning of year	45	51
Cumulative change in accounting guidance (1)	63	—
Provision (credit) for unfunded credit losses	41	(1)
Reserve for unfunded credit commitments at June 30	149	50
Allowance for credit losses at June 30	$2,425	$903
Loans, net of unearned income, outstanding at end of period	$90,548	$83,553
Average loans, net of unearned income, outstanding for the period	$87,607	$83,816

	Six Months Ended June 30
	2020	2019
	(Dollars in millions)
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	2.68%	1.08%
Allowance for credit losses at end of period to loans, excluding PPP, net (non-GAAP) (2)	2.82%	1.08%
Allowance for loan losses at end of period to loans, net of unearned income	2.51%	1.02%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	395%	169%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	370%	160%
Net charge-offs as percentage of average loans, net of unearned income (annualized)	0.70%	0.41%
_______

(1)
Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

(2)	See Table 23 for calculation.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 14—Allowance Allocation

	June 30, 2020			January 1, 2020
	Loan Balance	Allowance Allocation	Allowance to Loans %	Loan Balance	Allowance Allocation	Allowance to Loans %
Commercial and industrial	$47,670	$1,109	2.33%	$39,971	$443	1.11%
Commercial real estate mortgage—owner-occupied	5,491	249	4.53%	5,537	153	2.76%
Commercial real estate construction—owner-occupied	314	20	6.37%	331	14	4.23%
Total commercial	53,475	1,378	2.58%	45,839	610	1.33%
Commercial investor real estate mortgage	5,221	132	2.53%	4,936	54	1.09%
Commercial investor real estate construction	1,908	55	2.88%	1,621	16	0.99%
Total investor real estate	7,129	187	2.62%	6,557	70	1.07%
Residential first mortgage	15,382	151	0.98%	14,485	86	0.59%
Home equity lines	4,953	146	2.95%	5,300	144	2.72%
Home equity loans	2,937	42	1.43%	3,084	32	1.04%
Indirect—vehicles	1,331	34	2.55%	1,812	26	1.43%
Indirect—other consumer	3,022	278	9.20%	3,249	267	8.22%
Consumer credit card	1,213	143	11.79%	1,387	112	8.07%
Other consumer	1,106	66	5.97%	1,250	68	5.44%
Total consumer	29,944	860	2.87%	30,567	735	2.40%
	$90,548	$2,425	2.68%	$82,963	$1,415	1.71%

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
Under Regions' COVID-19 deferral and forbearance programs, customer payments are deferred for a period of time, typically 90 days. During this time, a customer's loan is not considered past due and continues to accrue interest (unless it is a nonperforming loans). As of June 30, 2020, the initial 90-day deferral period had expired for a portion of COVID-19 modified loans. Upon expiration of the deferral period, customers may apply for additional relief or resume making payments on their loans. Repayment plans for the deferrals differ depending on the loan type and repayment ability of the borrower. The CARES Act relief and short-term nature of most COVID-19 deferrals precluded these modifications from being classified as TDRs as of June 30, 2020.

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
Table 15—Troubled Debt Restructurings

	June 30, 2020		December 31, 2019
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$49	$4	$106	$15
Investor real estate	6	1	32	3
Residential first mortgage	178	24	177	18
Home equity lines	38	6	42	2
Home equity loans	90	10	109	5
Consumer credit card	1	—	1	—
Other consumer	3	—	4	—
	365	45	471	43
Non-accrual status or 90 days past due and still accruing:
Commercial	214	9	139	20
Investor real estate	—	—	1	—
Residential first mortgage	37	5	40	4
Home equity lines	3	—	2	—
Home equity loans	7	1	6	—
	261	15	188	24
Total TDRs - Loans	$626	$60	$659	$67

TDRs - Held For Sale	—	—	1	—
Total TDRs	$626	$60	$660	$67

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

Table 16—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$245	$33	$291	$19
Additions	208	—	100	2
Charge-offs	(52)	—	(14)	—
Other activity, inclusive of payments and removals (1)	(138)	(27)	(94)	(1)
Balance, end of period	$263	$6	$283	$20
_________
(1) The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $17 million of commercial loans and $12 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2020. During the six months ended June 30, 2019, less than $1 million of both commercial loans and investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:

Table 17—Non-Performing Assets

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$445	$347
Commercial real estate mortgage—owner-occupied	74	73
Commercial real estate construction—owner-occupied	10	11
Total commercial	529	431
Commercial investor real estate mortgage	1	2
Total investor real estate	1	2
Residential first mortgage	32	27
Home equity lines	46	41
Home equity loans	6	6
Total consumer	84	74
Total non-performing loans, excluding loans held for sale	614	507
Non-performing loans held for sale	10	13
Total non-performing loans(1)	624	520
Foreclosed properties	43	53
Non-marketable investments received in foreclosure	—	5
Total non-performing assets(1)	$667	$578
Accruing loans 90 days past due:
Commercial and industrial	$11	$11
Commercial real estate mortgage—owner-occupied	3	1
Total commercial	14	12
Residential first mortgage(2)	75	70
Home equity lines	26	32
Home equity loans	12	10
Indirect—vehicles	8	7
Indirect—other consumer	3	3
Consumer credit card	17	19
Other consumer	5	5
Total consumer	146	146
	$160	$158
Non-performing loans(1) to loans and non-performing loans held for sale	0.69%	0.63%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.74%	0.70%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $55 million at June 30, 2020 and $66 million at December 31, 2019.

Non-performing loans at June 30, 2020 have increased compared to year-end levels, primarily driven by energy credits that have experienced stress due to recent declines in oil prices.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

At June 30, 2020, Regions estimates that the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter is within the range of $325 million to $475 million. The estimated range increased from the first quarter estimated range of $225 million to $350 million due to certain large dollar investor real estate, energy and natural resources, manufacturing and restaurant commercial loans that represent potential for migration in the third quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 18— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$431	$2	$74	$507
Additions	432	1	12	445
Net payments/other activity	(99)	(2)	(2)	(103)
Return to accrual	(13)	—	—	(13)
Charge-offs on non-accrual loans(2)	(195)	—	—	(195)
Transfers to held for sale(3)	(11)	—	—	(11)
Transfers to real estate owned	(4)	—	—	(4)
Sales	(12)	—	—	(12)
Balance at end of period	$529	$1	$84	$614

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$11	$103	$496
Additions	250	1	—	251
Net payments/other activity	(82)	(4)	(8)	(94)
Return to accrual	(13)	—	—	(13)
Charge-offs on non-accrual loans(2)	(63)	—	—	(63)
Transfers to held for sale(3)	(22)	—	—	(22)
Transfers to real estate owned	(2)	—	—	(2)
Sales	(20)	—	—	(20)
Balance at end of period	$430	$8	$95	$533
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $4 million and $5 million recorded upon transfer for the six months ended June 30, 2020 and 2019, respectively.

GOODWILL
Goodwill totaled $5.2 billion at June 30, 2020 and $4.8 billion at December 31, 2019. The increase was related to the Company's acquisition of Ascentium during the second quarter of 2020.
Based on recent events and circumstances, Regions concluded that a triggering event had occurred in the second quarter which required Regions to perform a quantitative goodwill impairment test. The results of the test did not require Regions to record a goodwill impairment charge as all three reporting units continued to have a fair value in excess of book value. Regions will continue to monitor for indicators of impairment throughout 2020. Refer to Note 5 "Goodwill" to the consolidated financial statements for further information.
Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit.
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
The following table summarizes deposits by category:
Table 19—Deposits

	June 30, 2020	December 31, 2019
	(In millions)
Non-interest-bearing demand	$47,964	$34,113
Savings	10,698	8,640
Interest-bearing transaction	22,407	20,046
Money market—domestic	29,263	25,326
Time deposits	6,428	7,442
Customer deposits	116,760	95,567
Corporate treasury time deposits	19	108
Corporate treasury other deposits	—	1,800
	$116,779	$97,475
Total deposits at June 30, 2020 increased approximately $19.3 billion compared to year-end 2019 levels, due to increases in non-interest-bearing demand, savings, interest-bearing transaction and domestic money market categories. These increases were offset by decreases in corporate treasury other deposits and customer time deposits. Non-interest-bearing demand deposits increased as customers began to pay down line of credit draws using liquidity sources outside of the bank and brought the elevated cash levels back to Regions. Savings, interest-bearing transaction and domestic money market categories increased due to customers choosing to keep excess cash from government stimulus and funds from PPP loans in their deposit accounts. Additionally, lower consumer spend due to the economic environment impacted increased balances. Customer time deposits decreased due to maturities during the second quarter, and lower rates during the second quarter drove a decrease in the utilization of time deposit accounts. Corporate treasury other deposits decreased as these deposits were used to supplement incremental balance sheet funding at year-end 2019, but were not utilized at the end of the second quarter of 2020.

SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, were zero at June 30, 2020 as compared to $2.1 billion at December 31, 2019. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. FHLB borrowings decreased from December 31, 2019 to June 30, 2020 as the increase in deposits reduced the need for funding from the FHLB.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions funding strategy. The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
LONG-TERM BORROWINGS
Table 20—Long-Term Borrowings

	June 30, 2020	December 31, 2019
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$359	$358
2.75% senior notes due August 2022	998	997
3.80% senior notes due August 2023	997	996
2.25% senior notes due April 2025	745	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	156	156
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	115	45
	3,768	2,950
Regions Bank:
FHLB advances	401	2,501
2.75% senior notes due April 2021	191	549
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	66	350
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	499	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	499	499
6.45% subordinated notes due June 2037	495	495
Ascentium note securitizations	459	—
Other long-term debt	30	32
Valuation adjustments on hedged long-term debt	—	4
	2,640	4,929
Total consolidated	$6,408	$7,879
Long-term borrowings decreased by approximately $1.5 billion since year-end 2019, due primarily to the decrease in FHLB advances of $2.1 billion, partially offset by several other debt transactions. As mentioned above in the "Short-Term Borrowings" section, the increase in deposits also reduced the need for long-term borrowings from the FHLB. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB. In the second quarter of 2020, Regions issued $750 million of senior notes due 2025. The issuance was largely offset by a partial tender of the two Regions Bank Senior Notes due April 2021. In conjunction with the partial tender of the two senior bank notes and early terminations of FHLB advances, Regions incurred related early extinguishment pre-tax charges totaling $6 million. Lastly, through the Ascentium acquisition, Regions acquired securitized borrowings, which the Company will manage within its broader liability management process and in line with the allowable terms of the contracts.
Long-term FHLB advances have a weighted-average interest rate of 0.55 percent at June 30, 2020 and 1.9 percent at December 31, 2019, with remaining maturities ranging from less than 1 year to 8 years and a weighted-average of less than 1 year.
The Ascentium note securitizations have various classes and have a weighted-average interest rate of 2.25% as of June 30, 2020, with remaining maturities ranging from 4 years to 7 years and a weighted-average of 6.2 years.

On August 3, 2020, Regions Bank sent notices of redemption, which will result in the redemption on August 13, 2020 of its Senior Fixed-to-Floating Rate Bank Notes due August 13, 2021 and of its Senior Floating Rate Bank Notes due August 13, 2021 pursuant to their terms, at an aggregate redemption price equal to the sum of 100% of the principal amount of the notes being redeemed and any accrued and unpaid interest to, but excluding, the redemption date. The aggregate principal balance of the two series of notes being redeemed is $1 billion.
SHAREHOLDERS’ EQUITY
Shareholders’ equity was $17.6 billion at June 30, 2020 as compared to $16.3 billion at December 31, 2019. During the first six months of 2020, net loss decreased shareholders' equity by $52 million, cash dividends on common stock reduced shareholders' equity by $298 million and cash dividends on preferred stock reduced shareholder's equity by $46 million. The cumulative effect from the adoption of CECL decreased shareholders' equity by $377 million. See Note 1 "Basis of Presentation" for information about the CECL adoption. Changes in accumulated other comprehensive income increased shareholders' equity by $1.7 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the six months ended June 30, 2020. The derivative instruments are hedges designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists. Lastly, during the second quarter of 2020, the Company issued Series D preferred stock, which increased stockholders' equity by $346 million.
Total equity includes noncontrolling interest of $26 million, representing the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at June 30, 2020.
On June 25, 2020, the Federal Reserve indicated that the Company exceeded all minimum capital levels under the supervisory stress test. See Note 6 "Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)" and the "Regulatory Capital Requirements" section for additional information.
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
In late March 2020, the federal banking agencies published an interim final rule related to revised transition of the impact of CECL on regulatory capital requirements.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased-in over the following three years.  The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. This amount was approximately $613 million at June 30, 2020, an increase of $175 million from March 31, 2020. The impact of the addback on the CET1 ratio was approximately 56 basis points at June 30, 2020, an increase of 16 basis points from March 31, 2020.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 21—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules	June 30, 2020 Ratio (1)	December 31, 2019 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	8.87%	9.68%	4.50%	N/A
Regions Bank	11.06	11.58	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.38%	10.91%	6.00%	6.00%
Regions Bank	11.06	11.58	6.00	8.00
Total capital:
Regions Financial Corporation	12.57%	12.68%	8.00%	10.00%
Regions Bank	12.77	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.43%	9.65%	4.00%	N/A
Regions Bank	9.00	10.24	4.00	5.00%
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
During the second quarter of 2020, the Federal Reserve released the results of its supervisory stress test and indicated that Regions exceeded all minimum capital levels under the severely adverse scenario. Regions' preliminary stress capital buffer requirement for the fourth quarter of 2020 through the third quarter of 2021, as determined by the Federal Reserve, is 3.0%, representing the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends. Regions' final stress capital buffer is to be determined by August 31, 2020.
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

LIQUIDITY
Regions maintains a robust liquidity management framework designed to effectively manage liquidity risk in accordance with sound risk management principals, as well as regulatory requirements as applicable to Regions' Category IV status under the tailoring rules. Regions' framework establishes sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report liquidity risks beginning with Regions’ Liquidity Management Policy and the Liquidity Risk Appetite Statements approved by the Board. Processes within the liquidity management framework include, but are not limited to, liquidity risk governance, cash management, cash flow forecasting, liquidity stress testing, liquidity risk limits, contingency funding plans, and collateral management.  The framework is designed to simultaneously meet the expectations of regulations, as well as be aligned with Regions' business mix and operating model and their impact to liquidity management.
See the "Liquidity" section for more information. Also, see the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section in the 2019 Annual Report on Form 10-K for additional information.

RATINGS
Table 22 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS").
Table 22—Credit Ratings

As of June 30, 2020
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Stable	Stable	Stable

As of December 31, 2019
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Positive	Positive	Stable
_________
N/A - Not applicable.

On April 3, 2020, Moody's revised outlooks for Regions Bank and Regions Financial Corporation to stable from positive citing expectations for a contracting economy in 2020 which is expected to have a direct negative impact on U.S. banks' asset quality and profitability.
On April 9, 2020, Fitch revised the outlook for Regions Financial Corporation to stable from positive as part of an overall revision of its U.S. bank sector and rating outlook. Revision to the overall outlook was driven by concerns over the negative financial and economic impacts from the COVID-19 pandemic.
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

NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average total loans”, "ending total loans excluding PPP, net", "ACL to adjusted ending total loans ratio", “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common shareholders' equity”, and end of period “tangible common shareholders’ equity”, and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
Average total loans are presented excluding the indirect vehicles exit portfolio to arrive at adjusted average total loans (non-GAAP). Regions believes adjusting average total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.
Ending total loans are presented excluding loan balances related to loans originated through the SBA's PPP program. Regions believes the related ACL to adjusted ending loans ratio provides meaningful information about credit loss allowance levels when the SBA's PPP loans, which are fully backed by the U.S. government, are excluded from total loans.
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
The following tables provide: 1) a reconciliation of average total loans to adjusted average total loans (non-GAAP), 2) a reconciliation of ending total loans to ending total loans excluding PPP loans and a computation of ACL to ending loans excluding PPP loans, 3) a reconciliation of net income (loss) (GAAP) to net income (loss) available to common shareholders (GAAP), 4) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 5) a reconciliation of net interest income/margin, taxable equivalent basis (GAAP) to adjusted net interest income/margin, taxable equivalent basis (non-GAAP), 6) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 7) a computation of adjusted total revenue (non-GAAP), 8) a computation of the adjusted efficiency ratio (non-GAAP), 9) a computation of the adjusted fee income ratio (non-GAAP), and 10) a reconciliation of average and ending shareholders’ equity (GAAP) to average and ending tangible common shareholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP).

Table 23—GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$91,964	$83,905	$87,607	$83,816
Less: Indirect—vehicles	1,441	2,578	1,561	2,750
Adjusted average total loans (non-GAAP)	$90,523	$81,327	$86,046	$81,066

	June 30, 2020	December 31, 2019	June 30, 2019
	(Dollars in millions)
ACL/LOANS, EXCLUDING PPP, NET
Ending total loans	$90,548	$82,963	$83,553
Less: SBA PPP loans	4,498	—	—
Ending total loans excluding PPP, net (non-GAAP)	$86,050	$82,963	$83,553
ACL at period end	$2,425	$914	$903
ACL/Loans, excluding PPP, net (non-GAAP)	2.82%	1.10%	1.08%

		Three Months Ended June 30		Six Months Ended June 30
		2020	2019	2020	2019
		(Dollars in millions)
INCOME (LOSS)
Net income (loss) (GAAP)		$(214)	$390	$(52)	$784
Preferred dividends (GAAP)		(23)	(16)	(46)	(32)
Net income (loss) available to common shareholders (GAAP)	A	$(237)	$374	$(98)	$752
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense (GAAP)	B	$924	$861	$1,760	$1,721
Significant items:
Branch consolidation, property and equipment charges		(10)	(2)	(21)	(8)
Salary and employee benefits—severance charges		(2)	(2)	(3)	(4)
Loss on early extinguishment of debt		(6)	—	(6)	—
Professional, legal and regulatory expenses		(7)	—	(7)	—
Acquisition expenses		(1)	—	(1)	—
Adjusted non-interest expense (non-GAAP)	C	$898	$857	$1,722	$1,709
Net interest income (GAAP)	D	$972	$942	$1,900	$1,890
Taxable-equivalent adjustment		13	14	25	27
Net interest income, taxable-equivalent basis	E	985	956	1,925	1,917
Non-interest income (GAAP)	F	573	494	1,058	996
Significant items:
Securities (gains) losses, net		(1)	19	(1)	26
Leveraged lease termination gains		—	—	(2)	—
Gain on sale of affordable housing residential mortgage loans (1)		—	—	—	(8)
Adjusted non-interest income (non-GAAP)	G	$572	$513	$1,055	$1,014
Total revenue	D+F=H	$1,545	$1,436	$2,958	$2,886
Adjusted total revenue	D+G=I	$1,544	$1,455	$2,955	$2,904
Total revenue, taxable-equivalent basis	E+F=J	$1,558	$1,450	$2,983	$2,913
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,557	$1,469	$2,980	$2,931
Efficiency ratio (GAAP)	B/J	59.35%	59.37%	59.01%	59.09%
Adjusted efficiency ratio (non-GAAP)	C/K	57.75%	58.33%	57.82%	58.31%
Fee income ratio (GAAP)	F/J	36.78%	34.09%	35.48%	34.20%
Adjusted fee income ratio (non-GAAP)	G/K	36.77%	34.96%	35.42%	34.61%
RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY
Average shareholders’ equity (GAAP)		$17,384	$15,927	$16,922	$15,562
Less: Average intangible assets (GAAP)		5,373	4,933	5,159	4,937
Average deferred tax liability related to intangibles (GAAP)		(94)	(94)	(93)	(94)
Average preferred stock (GAAP)		1,409	1,154	1,360	988
Average tangible common shareholders’ equity (non-GAAP)	L	$10,696	$9,934	$10,496	$9,731
Return on average tangible common shareholders’ equity (non-GAAP)(2)	A/L	(8.90)%	15.11%	(1.87)%	15.58%

		June 30, 2020	December 31, 2019
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending shareholders’ equity (GAAP)		$17,602	$16,295
Less: Ending intangible assets (GAAP)		5,330	4,950
Ending deferred tax liability related to intangibles (GAAP)		(103)	(92)
Ending preferred stock (GAAP)		1,656	1,310
Ending tangible common shareholders’ equity (non-GAAP)	M	$10,719	$10,127
Ending total assets (GAAP)		$144,070	$126,240
Less: Ending intangible assets (GAAP)		5,330	4,950
Ending deferred tax liability related to intangibles (GAAP)		(103)	(92)
Ending tangible assets (non-GAAP)	N	$138,843	$121,382
End of period shares outstanding	O	960	957
Tangible common shareholders’ equity to tangible assets (non-GAAP)	M/N	7.72%	8.34%
Tangible common book value per share (non-GAAP)	M/O	$11.16	$10.58

________
(1) The gain on sale of affordable housing residential mortgage loans in the first quarter of 2019 was the result of the sale of approximately $167 million of loans.
(2) Income statement amounts have been annualized in calculation.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 24—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities (1)	$23,828	$148	2.49%	$24,675	$163	2.65%
Loans held for sale	807	6	3.06	398	4	4.14
Loans, net of unearned income (2)(3)	91,964	911	3.96	83,905	1,006	4.79
Other earning assets	7,541	11	0.53	2,299	18	3.07
Total earning assets	124,140	1,076	3.46	111,277	1,191	4.27
Unrealized gains/(losses) on securities available for sale, net (1)	1,031			(136)
Allowance for loan losses	(1,860)			(857)
Cash and due from banks	2,070			1,857
Other non-earning assets	14,439			13,974
	$139,820			$126,115
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$10,152	3	0.13	$8,806	3	0.16
Interest-bearing checking	21,755	6	0.11	18,869	33	0.71
Money market	27,870	10	0.13	24,350	49	0.79
Time deposits	6,690	21	1.26	7,800	33	1.69
Other deposits	72	—	1.64	1,210	7	2.36
Total interest-bearing deposits (4)	66,539	40	0.24	61,035	125	0.82
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	244	1	2.41
Other short-term borrowings	1,558	2	0.53	1,965	13	2.54
Long-term borrowings	7,567	49	2.56	10,855	96	3.52
Total interest-bearing liabilities	75,664	91	0.48	74,099	235	1.27
Non-interest-bearing deposits (4)	44,382	—	—	33,883	—	—
Total funding sources	120,046	91	0.30	107,982	235	0.87
Net interest spread (1)			2.98			3.00
Other liabilities	2,390			2,195
Shareholders’ equity	17,384			15,927
Noncontrolling Interest	—			11
	$139,820			$126,115
Net interest income /margin on a taxable-equivalent basis (5)		$985	3.19%		$956	3.45%
_____

(1)	Debt securities are included on an amortized cost basis with yield, net interest spread, and net interest margin calculated accordingly.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $3 million and $2 million for the three months ended June 30, 2020 and 2019, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.14% and 0.53% for the three months ended June 30, 2020 and 2019, respectively.

(5)
The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both June 30, 2020 and 2019 adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities—taxable (1)	$23,797	$306	2.57%	$24,685	$328	2.66%
Loans held for sale	660	11	3.32	350	7	3.92
Loans, net of unearned income (2)(3)	87,607	1,826	4.17	83,816	2,000	4.78
Other earning assets	4,921	24	0.96	2,256	40	3.60
Total earning assets	116,985	2,167	3.70	111,107	2,375	4.28
Unrealized gains (losses) on securities available for sale, net (1)	771			(290)
Allowance for loan losses	(1,588)			(850)
Cash and due from banks	1,992			1,875
Other non-earning assets	14,135			13,988
	$132,295			$125,830
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$9,487	7	0.15	$8,829	7	0.17
Interest-bearing checking	20,514	28	0.28	19,087	66	0.70
Money market	26,510	38	0.28	24,171	89	0.74
Time deposits	6,996	47	1.35	7,637	60	1.59
Other deposits	495	4	1.58	933	11	2.35
Total interest-bearing deposits (4)	64,002	124	0.39	60,657	233	0.77
Federal funds purchased and securities sold under agreements to repurchase	76	1	1.39	293	3	2.41
Other short-term borrowings	1,601	9	1.13	1,851	24	2.54
Long-term borrowings	7,985	108	2.69	11,301	198	3.49
Total interest-bearing liabilities	73,664	242	0.66	74,102	458	1.25
Non-interest-bearing deposits (4)	39,294	—	—	33,889	—	—
Total funding sources	112,958	242	0.43	107,991	458	0.85
Net interest spread (1)			3.04			3.03
Other liabilities	2,415			2,272
Stockholders’ equity	16,922			15,562
Noncontrolling Interest	—			5
	$132,295			$125,830
Net interest income and other financing income/margin on a taxable-equivalent basis (1)(5)		$1,925	3.31%		$1,917	3.48%
_____

(1)	Debt securities are included on an amortized cost basis with yield, net interest spread, and net interest margin calculated accordingly.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $5 million and $3 million for the six months ended June 30, 2020 and 2019, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.23% and 0.50% for the six months ended June 30, 2020 and 2019, respectively.

(5)
The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both June 30, 2020 and 2019 adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2020, net interest income (taxable-equivalent basis) totaled $985 million compared to $956 million in the second quarter of 2019. The net interest margin (taxable-equivalent basis) was 3.19 percent for the second quarter of 2020 compared to 3.45 percent for the second quarter of 2019. Net interest income (taxable-equivalent basis) totaled $1.9 billion for the first six months of both 2020 and 2019. Net interest margin (taxable-equivalent basis) was 3.31 percent and 3.48 percent for the first six months of 2020 and 2019, respectively. The quarter-over-quarter increase in net interest income was primarily driven by increases in loan balances due to PPP lending, the Company's equipment finance company acquisition and increased line utilization on commercial credit lines. Net interest income also benefited from the execution of the Company's interest rate hedging strategy. The hedges are designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists, and had a positive impact of approximately $69 million for the first six months of 2020, of which $60 million was realized in the three months ended June 30, 2020.
The declines in net interest margin for the second quarter 2020 and the first six months of 2020, compared to the same periods in 2019, were primarily driven by elevated liquidity levels, increases in loan balances due to PPP lending, the Company's equipment finance company acquisition and increased utilization on commercial credit lines.
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
Exposure to Interest Rate Movements—As of June 30, 2020, Regions was modestly asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2021. The second quarter showed strong balance sheet growth, particularly in low-cost deposits and cash balances held with the Federal Reserve. These trends increase reported asset sensitivity levels; however, they are expected to normalize over time.
The estimated exposure associated with falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. The decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Under that environment, it is expected that declines in funding costs and increases in balance sheet hedging income will completely offset the decline in asset yields. Therefore, net interest income sensitivity to short-term rates is approximately neutral. Net interest income remains exposed to longer yield curve tenors. A reduction in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields lower on certain fixed rate, newly originated or renewed loans, reduce prospective yields on certain investment portfolio purchases, and increase amortization of premium expense on existing securities in the investment portfolio.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities. Forward starting hedges that have been transacted are contemplated to the extent they start within the measurement horizon. Twelve-month horizon asset sensitivity levels are expected to continue to decline through 2020 as forward starting hedges move completely into the measurement window and recent balance sheet growth begins to normalize. More information regarding forward starting hedges is disclosed in Table 26 and its accompanying description.

Table 25—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2020(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$154
+ 100 basis points	94
- 100 basis points (floored)(3)	(57)

Instantaneous Change in Interest Rates
+ 200 basis points	$160
+ 100 basis points	117
- 100 basis points (floored)(3)	(72)
_________

(1)
Disclosed interest rate sensitivity levels represent the 12 month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.

(2)
Forward starting cash flow hedges already transacted will reduce sensitivity levels through 2020 as they continue to move into the measurement horizon. See Table 27 for additional information regarding hedge start dates.

(3)
The -100 basis point (floored) scenario represents a 12 month average rate shock of -16 basis points and -64 basis points to approximately zero for 1 month LIBOR and the 10 year U.S. Treasury yield, respectively. Mortgage yield shocks are floored at their historical minimums minus 35 basis points.

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
The Company’s baseline balance sheet assumptions include loan and deposit normalization reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current environment. In the base case scenario and falling rate scenarios in Table 25, interest-bearing deposit rates achieve historical lows. In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case balance sheet assumptions as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $2.5 billion over 12 months in the gradual +100 basis point scenario in Table 25. While estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market competitive factors.
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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 26—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2020
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$3,100	2.9	1.7%	0.2%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	16,000	4.8	1.9	0.2	—
Interest rate floors	6,750	4.3	—	—	2.1
Total derivatives designated as hedging instruments	$25,850	4.4	1.9%	0.2%	2.1%
_________

(1)	Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
A portion of the cash flow hedging relationships designated in Table 26 above are forward starting as of June 30,2020, including $2.25 billion notional of the outstanding cash flow swaps and $2.0 billion notional of the outstanding cash flow floors. Forward starting swaps and floors have maturities of approximately five years from their respective start dates, and further information regarding the timeline for start dates has been disclosed in Table 27.
The following table presents cash flow hedge notional amounts with start dates prior to the year-end periods shown through 2026. All cash flow hedge notional amounts mature prior to the end of 2027.

Table 27—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2020(1)(2)	2021(1)(2)	2022	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps	$15,250	$16,000	$16,000	$13,700	$12,700	$3,750	$1,250
Interest rate floors	6,500	6,750	6,750	6,750	4,000	250	—
Cash flow hedges	$21,750	$22,750	$22,750	$20,450	$16,700	$4,000	$1,250
_________

(1)	As forward starting cash flow hedges are transacted within the 12 month measurement horizon, they will reduce 12 month net interest income sensitivity levels as disclosed in Table 25.

(2)
As of June 30, 2020, $13.75 billion of the $16.0 billion notional of the cash flow swaps and $4.75 billion of the $6.75 billion notional of the interest rate floors are active. During the third quarter of 2020, $1.25 billion notional of interest rate swaps become active and $1.75 billion notional of interest rate floors become active. An additional $250 million notional of interest rate swaps become active in the fourth quarter of 2020. The remaining $750 million notional of interest rate swaps and $250 million notional of interest rate floors become active in the first quarter of 2021.

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
The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 9 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements for a tabular summary of Regions’ quarter-end derivatives positions and further discussion.
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
LIBOR Transition—In 2017, the Financial Conduct Authority, which regulates LIBOR, announced that by the end of 2021, panel banks will no longer be required to submit estimates that are used to construct LIBOR, confirming that the continuation of LIBOR will not be guaranteed beyond that date.  Regions holds instruments that may be impacted by the likely discontinuance of LIBOR, including loans, investments, derivative products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff, with all relevant business lines and support groups engaged. As part of this program, the Company continues to identify, assess, and monitor risks associated with the discontinuation, unavailability, or non-representativeness of LIBOR. Regions is also coordinating with regulatory agencies and industry groups to identify appropriate alternative rates for contracts expiring after 2021, and preparing for this transition as it relates to both new and existing exposures. Significant uncertainty remains; however, steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee. Continuing activities of the LIBOR Transition Program include facilitating the transition of all financial and strategic processes, systems, and models; performing assessments of the transition’s impact to contracts and products; evaluating necessary operational and infrastructure enhancements to implement alternative benchmark rates; and coordinating communications with customers.

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
On March 27, 2020, the CARES Act was signed into law as a response to the economic uncertainty amid the COVID-19 pandemic. A focus of the Act is the establishment of federally guaranteed loans for small businesses under the PPP. Regions, a certified SBA lender, has and will continue to assist its customers through the process of utilizing this program. As a lending institution in this program, additional liquidity is available to the Company through the Federal Reserve's Paycheck Protection Program Liquidity Facility. As of June 30, 2020, Regions has not used the Paycheck Protection Program Liquidity Facility.
Regions intends to fund its obligations primarily through cash generated from normal operations. Regions also has obligations related to potential litigation contingencies. See Note 12 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $2.7 billion at June 30, 2020. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. These minimum requirements are informed by internal stress testing measures which are reflective of Regions' portfolio and business mix. The Bank's funding and contingency planning does not currently assume any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2020, Regions had approximately $11.5 billion in cash on deposit with the FRB, an increase from approximately $2.5 billion at December 31, 2019, due to the significant increase in deposits associated with government programs offered in relation to COVID-19. Refer to the "Cash and Cash Equivalents" section for more information.

Regions’ borrowing availability with the FRB as of June 30, 2020, based on assets pledged as collateral on that date, was $14.7 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2020, Regions’ outstanding balance of FHLB borrowings was $401 million and its total borrowing capacity from the FHLB totaled approximately $17.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain securities, commercial and real estate mortgage loans, residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions devotes significant financial and non-financial resources to identify and mitigate threats to the confidentiality, availability and integrity of its information systems. Regions regularly assesses the threats and vulnerabilities to its environment, so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. Regions regularly tests its control environment utilizing practices such as penetration testing and more targeted assessments to ensure its controls are working as expected. Regions will continue to commit the resources necessary to mitigate these growing cyber risks, as well as continue to develop and enhance controls, processes and technology to respond to evolving disruptive technology and to protect its systems from attacks or unauthorized access. In addition, Regions maintains a strong commitment to a comprehensive risk management program that includes due diligence and oversight of third-party relationships with vendors.
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
Regions has contracts with vendors to provide denial of service mitigation. These vendors have also committed the necessary resources to support Regions in the event of a cyber event. Even though Regions devotes significant resources to combat cyber security risks, there is no guarantee that these measures will provide absolute security. As an additional security measure, Regions has engaged a computer forensics firm and an industry-leading consulting firm on retainer in case of a cyber event. Regions has also developed and maintains robust business continuity and disaster recovery plans that it could implement in the event of a cyber event to mitigate the effects of any such event and minimize necessary recovery time. Some of Regions' financial risk exposure with respect to data breaches may be offset by applicable insurance.
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
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. Regions adopted CECL on January 1, 2020. Upon adoption, Regions classified the provision for unfunded credit losses as provision for credit losses. Prior to 2020, the provision for unfunded credit losses was included in non-interest expense. The provision for credit losses totaled $882 million in the second quarter of 2020 compared to the provision for loan losses of $92 million during the second quarter of 2019. The provision for credit losses totaled $1.3 billion for the first six months of 2020 compared to the provision for loan losses of $183 million during the first six months of 2019. Refer to the "Allowance for Credit Losses" section for further detail.

NON-INTEREST INCOME
Table 28—Non-Interest Income

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2020 vs. 6/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$131	$181	$(50)	(27.6)%
Card and ATM fees	101	120	(19)	(15.8)%
Investment management and trust fee income	62	59	3	5.1%
Capital markets income	95	39	56	143.6%
Mortgage income	82	31	51	164.5%
Investment services fee income	17	20	(3)	(15.0)%
Commercial credit fee income	17	18	(1)	(5.6)%
Bank-owned life insurance	18	19	(1)	(5.3)%
Securities gains (losses), net	1	(19)	20	105.3%
Market value adjustments on employee benefit assets - other	16	(2)	18	NM
Other miscellaneous income	33	28	5	17.9%
	$573	$494	$79	16.0%

	Six Months Ended June 30		Year-to-Date 6/30/2020 vs. 6/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$309	$356	$(47)	(13.2)%
Card and ATM fees	206	229	(23)	(10.0)%
Investment management and trust fee income	124	116	8	6.9%
Capital markets income	104	81	23	28.4%
Mortgage income	150	58	92	158.6%
Investment services fee income	39	39	—	—%
Commercial credit fee income	35	36	(1)	(2.8)%
Bank-owned life insurance	35	42	(7)	(16.7)%
Securities gains (losses), net	1	(26)	27	(103.8)%
Market value adjustments on employee benefit assets - defined benefit	—	5	(5)	(100.0)%
Market value adjustments on employee benefit assets - other	(9)	(3)	(6)	(200.0)%
Other miscellaneous income	64	63	1	1.6%
	$1,058	$996	$62	6.2%
________
NM - Not Meaningful
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The decreases during the second quarter and first six months of 2020 compared to the same periods of 2019 were the result of lower customer spending due to the COVID-19 pandemic. Government stimulus programs resulting from the COVID-19 pandemic aided in the increase of customer deposits, and this elevated customer liquidity also caused a reduction in overdraft charges. If spend levels continue to persist, service charges on deposit accounts will continue to be negatively impacted for the rest of the year. See the "Second Quarter Overview" section for further detail.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The decreases in the second quarter of 2020 and first six months of 2020 compared to the same periods of 2019 were driven primarily by decreases in bank card and consumer credit card income as a result of decreased debit and credit card spend and transaction volumes associated with the COVID-19 pandemic. If spend levels continue to persist, card and ATM fees will continue to be negatively impacted for the rest of the year. See the "Second Quarter Overview" section for further detail.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increases in the second quarter and first six months of 2020 compared to the same periods of 2019 were primarily driven by a record quarter for debt and equity underwriting and fees generated from the placement of permanent financing for real estate in the second quarter of 2020. Capital markets income was also favorably impacted by positive market-related credit valuation adjustments tied to credit derivatives within commercial swap income totaling $34 million during the second quarter of 2020, compared to negative adjustments totaling $7 million the second quarter of 2019. These valuation adjustments for the first six months of 2020 netted to virtually no impact as the negative valuation adjustments in the first quarter of 2020 recovered in the second quarter as credit spreads improved, compared to a negative adjustment of $9 million the first six months of 2019.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increases in mortgage income in the second quarter and first six months of 2020 compared to the same periods of 2019 were due primarily to increases in loan production and sales income as lower interest rates during the current quarter and first six months of 2020 increased loan application activity. Additionally, MSR valuation adjustments and related hedge activity positively impacted the change in mortgage income.
Bank-owned life insurance—Bank-owned life insurance decreased in the first six months of 2020 compared to the same period in 2019 due primarily to a decrease in claims benefits in the first quarter of 2020 and favorable market adjustments in the first quarter of 2019.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits. Changes to market valuation adjustments in 2020 compared to 2019 are driven by the overall performance of the equity markets. The decrease in market valuation adjustments for the first six months of 2020 compared to 2019 is due to a decline in the equity markets in the first quarter of 2020. The markets somewhat recovered during the second quarter of 2020, leading to an increase compared to the second quarter of 2019. Furthermore, the Company repositioned its defined benefit employee benefits assets portfolio during the second quarter of 2019 into investments that are no longer subject to the volatility of the equity markets.
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
At June 30, 2020, the Company’s recorded investment in approximately 1,100,000 common shares of nCino Inc. was approximately $24 million. On July 14, 2020, nCino executed an initial public offering. However, the Company is subject to a conventional post-issuance 180 day lock-up period, which prevents the sale of its position. Realized and unrealized gains and losses will be recognized within other miscellaneous income.

NON-INTEREST EXPENSE
Table 29—Non-Interest Expense

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2020 vs. 6/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$527	$469	$58	12.4%
Net occupancy expense	76	80	(4)	(5.0)%
Furniture and equipment expense	86	84	2	2.4%
Outside services	44	52	(8)	(15.4)%
Professional, legal and regulatory expenses	28	26	2	7.7%
Marketing	22	23	(1)	(4.3)%
FDIC insurance assessments	15	12	3	25.0%
Credit/checkcard expenses	12	18	(6)	(33.3)%
Branch consolidation, property and equipment charges	10	2	8	400.0%
Visa class B shares expense	9	3	6	200.0%
Loss on early extinguishment of debt	6	—	6	NM
Other miscellaneous expenses	89	92	(3)	(3.3)%
	$924	$861	$63	7.3%

	Six Months Ended June 30		Year-to-Date 6/30/2020 vs. 6/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$994	$947	$47	5.0%
Net occupancy expense	155	162	(7)	(4.3)%
Furniture and equipment expense	169	160	9	5.6%
Outside services	89	97	(8)	(8.2)%
Professional, legal and regulatory expenses	46	46	—	—%
Marketing	46	46	—	—%
FDIC insurance assessments	26	25	1	4.0%
Credit/checkcard expenses	25	34	(9)	(26.5)%
Branch consolidation, property and equipment charges	21	8	13	162.5%
Visa class B shares expense	13	7	6	85.7%
Provision (credit) for unfunded credit losses(1)	—	(1)	1	100.0%
Loss on early extinguishment of debt	6	—	6	NM
Other miscellaneous expenses	170	190	(20)	(10.5)%
	$1,760	$1,721	$39	2.3%
________
NM - Not Meaningful
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses presented within net interest income after provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during the second quarter and the first six months of 2020 compared to the same periods in 2019, driven primarily by higher production-based incentives, increased pay related to the COVID-19 pandemic, and annual merit raises that occurred in the second quarter of 2020. In addition, full-time equivalent headcount increased to 20,073 at June 30, 2020 from 19,765 at June 30, 2019, primarily due to the additional associates from the Ascentium acquisition.

Net occupancy expense—Net occupancy expense includes rent, depreciation, ad valorem taxes, utilities, insurance, and maintenance. Net occupancy expense decreased in the first six months of 2020 compared to the same period in 2019 primarily due to lower maintenance expenses resulting from the shelter in place orders during the COVID-19 pandemic.
Furniture and equipment expense—Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during the first six months of 2020 compared to the same period in 2019 primarily due to increases in rental expenses and maintenance and repairs related to investments in technology.
Outside Services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services decreased during the second quarter and the first six months of 2020 compared to the same periods in 2019 due to Regions exiting a third party lending relationship in late 2019, combined with decreases in other outside services.
Credit/checkcard expenses—Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses decreased during the second quarter and first six months of 2020 compared to the same periods in 2019 primarily due to a decline in checkcard fraud.
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
Visa class B shares expense—Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to the finalization of certain covered litigation. Visa class B shares expense increased in both the second quarter and first six months of 2020 compared to the same periods in 2019 as a result of increases in Visa's stock price.
Loss on early extinguishment of debt—During the second quarter of 2020, Regions executed the partial debt extinguishment of two senior bank notes and early terminations of FHLB advances, incurring related early extinguishment pre-tax charges totaling $6 million. See the "Long-Term Borrowings" section for additional information.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased during the first six months of 2020 compared to the same period in 2019 primarily due to lower operational losses and declines in expenses related to non-service related pension costs.
INCOME TAXES
The Company’s income benefit from continuing operations for the three months ended June 30, 2020 was $47 million compared to income tax expense of $93 million for the three months ended June 30, 2019, resulting in effective tax rates of 18.3 percent and 19.4 percent, respectively. The income tax benefit for the six months ended June 30, 2020 was $5 million compared to income tax expense of $198 million for the six months ended June 30, 2019, resulting in effective tax rates of 10.1 percent and 20.2 percent, respectively. The effective tax rates are lower in both current year periods due primarily to a consistent level of permanent income tax preferences having a proportionally larger impact relative to pre–tax earnings, which were negatively impacted in the current year because of the COVID–19 pandemic.
Many factors impact the effective tax rate including, but not limited to, the level of pre-tax income (loss), the mix of income (loss) between various tax jurisdictions with differing tax rates, net tax benefits related to affordable housing investments, bank-owned life insurance, tax-exempt interest, and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
On January 1, 2020, the Company adopted CECL. This resulted in an adjustment to the opening balance of the allowance. The tax impact of this adjustment increased deferred tax assets by approximately $126 million. See Note 1 “Basis of Presentation” to the consolidated financial statements for further information.
At June 30, 2020, the Company reported a net deferred tax liability of $538 million compared to a net deferred tax liability of $328 million at December 31, 2019. The increase in the net deferred tax liability was primarily due to an increase in unrealized gains on derivative instruments and available for sale securities, partially offset by an increase in the deferred tax asset related to the allowance.
ASCENTIUM ACQUISITION
On April 1, 2020, Regions completed its acquisition of an equipment finance company Ascentium Capital, LLC. The acquisition gives Regions the ability to increase business loans and leases to small business customers using Ascentium's tech-enabled same-day credit decision and funding capabilities.

As a result of the acquisition Regions recorded approximately $2.4 billion of assets and assumed $1.9 billion of liabilities. Of the total assets acquired, $1.9 billion were loans and leases that are included in Regions' commercial and industrial loan portfolio. Of the liabilities assumed, $1.8 billion were long-term borrowings. Regions subsequently paid down a significant portion of the borrowings, as discussed below. Assets acquired and liabilities assumed were recorded at estimated fair value.
These fair value estimates are considered preliminary as of June 30, 2020. Fair value estimates, including loans, intangible assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
Of the loans acquired, a portion were determined to be credit deteriorated on the date of purchase. Purchased loans that have experienced a more than insignificant deterioration in credit quality since origination are considered to be credit deteriorated. PCD loans are initially recorded at purchase price less the ALLL recognized at acquisition. Subsequent credit loss activity is recorded within the provision for credit losses.
Regions recorded PCD loans of $873 million as a result of the acquisition, which was reflective of a purchase discount as the Company is not expected to collect the contractual cash flows of the loans. Regions recorded an ALLL related to these loans of $60 million, which was included in the total acquired asset value as part of the acquisition.
The non-credit discount related to Ascentium's PCD loans and the fair value mark on non-PCD loans will be amortized to interest income over the contractual life of the loan using the effective interest method. The amortization will not be material.
In conjunction with the acquisition, Regions recognized goodwill of $348 million and other intangible assets of $47 million. Intangible assets are comprised of trademarks, customer lists and other intangibles. Intangible assets will be amortized over the expected useful life of each recognized asset.
Subsequent to the acquisition, Regions paid down a significant portion of the long-term borrowings, and as of June 30, 2020, $459 million of long-term debt remained, which is associated with three securitizations. The securitization debt has various classes and associated maturity dates and has an effective interest rate of 2.25%. The Company will manage these securitized borrowings within its broader liability management process and in line with the allowable terms of the contracts.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 92 through 96 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2020, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 12, "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
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
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic (including the possibility of resurgence of COVID-19 after initial abatement), the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
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
We are prioritizing the safety of our customers and employees, and have temporarily closed a small number of branches and have limited branch activity to drive-through services or in-office appointments. Additionally, approximately 90% of non-branch associates are working remotely. If these measures are not effective in serving our customers or affect the productivity of our associates, they may lead to significant disruptions in our business operations.
Many of our counterparties and third-party service providers have also been, and may further be, affected by “stay-at-home” or similar orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. Even in areas in which stay-at-home or similar orders have been eased or lifted, resurgence of COVID-19 may require such measures to be re-imposed at a later time. As a result, our operational and other risks are generally expected to remain elevated until the pandemic subsides.
We have experienced an increase in cyber events, such as phishing attacks and malicious traffic from outside the United States.  Our layered control environment has effectively detected and prevented any material impact related to these events to date. Our information security risks are generally expected to remain elevated until the pandemic subsides.
We are offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic, including waivers of certain withdrawal fees from time deposits and savings and money market accounts, loan payment deferrals and extensions, credit card payment extensions, consumer mortgage payment forbearance and payment deferment, suspending initiation of new repossessions of automobiles and other vehicles and suspending new residential property foreclosures on consumer real estate loans. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on borrowers, we may experience higher rates of default and increased credit losses in future periods.In addition, in many cases, the initial periods of payment deferrals, extensions, and forbearances may soon end, which may require us to provide additional assistance or lead to higher rates of default and increased credit losses.
Additionally, we are a certified and qualified SBA lender and have provided approximately $4.5 billion in PPP loans. These assistance efforts may adversely affect our revenue and results of operations and may make our results more difficult to forecast as the PPP forgiveness process has just begun and the timing and amount of forgiveness to which our borrowers will be entitled cannot be predicted. The PPP and other government programs in which we may participate are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. Further, Regions has been named in lawsuits in connection with its participation in the PPP and may be named in additional lawsuits in the future
Certain industries where Regions has credit exposure, including restaurants (in particular, casual dining restaurants), hotels, agriculture, commercial retail, and transportation, have experienced significant operational challenges as a result of the COVID-19 pandemic. These negative effects have resulted in a number of corporate lending clients making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity if current economic conditions persist. The effects of the COVID-19 pandemic may also cause our commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses.The pandemic may also alter consumer behavior, including spending patterns. Accordingly, certain of these industries may continue to be negatively impacted even after the pandemic has subsided.
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
The effects of the COVID-19 pandemic on economic and market conditions have increased demands on our liquidity as we meet our customers’ and clients’ needs. During the third quarter of
2020, the Federal Reserve has required large banks, including Regions, to preserve capital by suspending share repurchases, capping dividend payments at the amount paid in the second quarter, and further limiting dividends according to a formula based on recent net income. In addition, the Federal Reserve is requiring large firms, including Regions, to update and resubmit their capital plans later this year to reflect current economic stresses. The Federal Reserve has indicated that it will evaluate these resubmitted plans and that it may extend the restrictions on capital actions on a quarter-by-quarter basis as the economic situation continues to evolve. We must comply with these restrictions and will otherwise continue to exercise prudent capital management and monitor the business environment. In particular, if the Federal Reserve extends the dividend restriction that is based on recent net income, and the pandemic continues or worsens, it may be difficult for us to maintain our dividend at its current level.
The COVID-19 pandemic may impact our assessment of our goodwill. During the second quarter of 2020, Regions concluded that a triggering event had occurred in the second quarter which required Regions to perform a quantitative goodwill impairment test. The results of the test did not require Regions to record a goodwill impairment charge as all three reporting units continued to have a fair value in excess of book value. Risks to our goodwill assessment are generally expected to increase until the pandemic subsides.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2019, Regions announced the Board authorization of the repurchase of up to $1.370 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020. Regions did not repurchase any outstanding common stock during the three month period ended June 30, 2020, and given the uncertainty in the overall economic environment as a result of the COVID-19 pandemic, no share repurchases are currently anticipated for 2020.
On June 25, 2020, the Federal Reserve indicated that the Company exceeded all minimum capital levels under the supervisory stress test. The capital plan submitted to the Federal Reserve reflected no share repurchases through year-end 2020.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.6	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 24, 2019.

4.1
Deposit Agreement, dated as of June 5, 2020, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by registrant on June 5, 2020.

4.2	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by registrant on June 5, 2020.

10.1	2020 Form of Notice and Form of Director Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.2	2020 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.3	2020 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.4	2020 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan.

10.5	Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020) (formerly named the Regions Financial Corporation Supplemental 401(k) Plan).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-Q Report for the quarterly period ended June 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q Report for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2020	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)