Form 10-Q
period 2020-09-30
REGIONS FINANCIAL CORP
filed 2020-11-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of each of the issuer’s classes of common stock was 960,443,873 shares of common stock, par value $.01, as of November 3, 2020.

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
CMBS - Commercial mortgage-backed securities.
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
SNC - Shared national credit.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(In millions, except share data)
Assets
Cash and due from banks	$1,972	$1,598
Interest-bearing deposits in other banks	11,501	2,516
Debt securities held to maturity (estimated fair value of $1,289 and $1,372, respectively)	1,190	1,332
Debt securities available for sale (amortized cost of $25,896 and $22,332, respectively)	27,007	22,606
Loans held for sale (includes $1,084 and $439 measured at fair value, respectively)	1,187	637
Loans, net of unearned income	88,359	82,963
Allowance for loan losses	(2,276)	(869)
Net loans	86,083	82,094
Other earning assets	1,267	1,518
Premises and equipment, net	1,896	1,960
Interest receivable	347	362
Goodwill	5,187	4,845
Residential mortgage servicing rights at fair value	267	345
Other identifiable intangible assets, net	129	105
Other assets	7,147	6,322
Total assets	$145,180	$126,240
Liabilities and Equity
Deposits:
Non-interest-bearing	$49,754	$34,113
Interest-bearing	68,691	63,362
Total deposits	118,445	97,475
Borrowed funds:
Short-term borrowings	—	2,050
Long-term borrowings	4,919	7,879
Total borrowed funds	4,919	9,929
Other liabilities	3,912	2,541
Total liabilities	127,276	109,945
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,850,000 and 1,500,000 shares, respectively	1,656	1,310
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock— 1,001,277,897 and 998,278,188 shares, respectively	10	10
Additional paid-in capital	12,714	12,685
Retained earnings	3,330	3,751
Treasury stock, at cost—41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income, net	1,565	(90)
Total shareholders’ equity	17,904	16,295
Total liabilities and equity	$145,180	$126,240
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions, except per share data)
Interest income on:
Loans, including fees	$903	$970	$2,704	$2,943
Debt securities	140	160	446	488
Loans held for sale	8	5	19	12
Other earning assets	8	15	32	55
Total interest income	1,059	1,150	3,201	3,498
Interest expense on:
Deposits	32	116	156	349
Short-term borrowings	—	14	10	41
Long-term borrowings	39	83	147	281
Total interest expense	71	213	313	671
Net interest income	988	937	2,888	2,827
Provision for credit losses (1)	113	108	1,368	291
Net interest income after provision for credit losses (1)	875	829	1,520	2,536
Non-interest income:
Service charges on deposit accounts	152	186	461	542
Card and ATM fees	115	114	321	343
Investment management and trust fee income	62	63	186	179
Capital markets income	61	36	165	117
Mortgage income	108	56	258	114
Securities gains (losses), net	3	—	4	(26)
Other	154	103	318	285
Total non-interest income	655	558	1,713	1,554
Non-interest expense:
Salaries and employee benefits	525	481	1,519	1,428
Net occupancy expense	80	80	235	242
Furniture and equipment expense	89	83	258	243
Other	202	227	644	679
Total non-interest expense	896	871	2,656	2,592
Income before income taxes	634	516	577	1,498
Income tax expense	104	107	99	305
Net income	$530	$409	$478	$1,193
Net income available to common shareholders	$501	$385	$403	$1,137
Weighted-average number of shares outstanding:
Basic	960	988	959	1,005
Diluted	962	991	961	1,010
Earnings per common share:
Basic	$0.52	$0.39	$0.42	$1.13
Diluted	$0.52	$0.39	$0.42	$1.13
_________
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2020	2019
	(In millions)
Net income	$530	$409
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2) and ($1) tax effect, respectively)	(2)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	1
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of zero and $45 tax effect, respectively)	(2)	133
Less: reclassification adjustments for securities gains realized in net income (net of $1 and zero tax effect, respectively)	2	—
Net change in unrealized gains on securities available for sale, net of tax	(4)	133
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period (net of zero and $56 tax effect, respectively)	2	167
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $24 and ($2) tax effect, respectively)	70	(5)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(68)	172
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial losses and settlements realized in net income (net of ($2) and ($3) tax effect, respectively)	(9)	(11)
Net change from defined benefit pension plans and other post employment benefits, net of tax	9	10
Other comprehensive income, net of tax	(61)	316
Comprehensive income	$469	$725

	Nine Months Ended September 30
	2020	2019
	(In millions)
Net income	$478	$1,193
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2) and ($1) tax effect, respectively)	(4)	(4)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	4	4
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period (net of $212 and $209 tax effect, respectively)	629	618
Less: reclassification adjustments for securities gains realized in net income (net of $1 and ($6) tax effect, respectively)	3	(20)
Net change in unrealized gains on securities available for sale, net of tax	626	638
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period (net of $377 and $194 tax effect, respectively)	1,121	576
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $41 and ($6) tax effect, respectively)	122	(17)
Net change in unrealized gains on derivative instruments, net of tax	999	593
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial losses and settlements realized in net income (net of ($8) and ($8) tax effect, respectively)	(26)	(25)
Net change from defined benefit pension plans and other post employment benefits, net of tax	26	24
Other comprehensive income, net of tax	1,655	1,259
Comprehensive income	$2,133	$2,452
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income, Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2019	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2	—
Net income	—	—	—	—	—	394	—	—	394	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	366	366	—
Cash dividends declared	—	—	—	—	—	(142)	—	—	(142)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Common stock transactions:
Impact of share repurchases	—	—	(12)	—	(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	11
BALANCE AT MARCH 31, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11

BALANCE AT APRIL 1, 2019	1	$820	1,013	$11	$13,584	$3,066	$(1,371)	$(598)	$15,512	$11
Net income	—	—	—	—	—	390	—	—	390	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	577	577	—
Cash dividends declared	—	—	—	—	—	(141)	—	—	(141)	—
Preferred stock dividends	—	—	—	—	—	(16)	—	—	(16)	—
Net proceeds from issuance of 500 thousand shares of Series C, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	1	490	—	—	—	—	—	—	490	—
Common stock transactions:
Impact of share repurchases	—	—	(13)		(190)	—	—	—	(190)	—
Impact of stock transactions under compensation plans, net and other	—	—	4	—	(14)	—	—	—	(14)	—
Other	—	—	—	—	—	—	—	—	—	(11)
BALANCE AT JUNE 30, 2019	2	$1,310	1,004	$11	$13,380	$3,299	$(1,371)	$(21)	$16,608	$—

BALANCE AT JULY 1, 2019	2	$1,310	1,004	$11	$13,380	$3,299	$(1,371)	$(21)	$16,608	$—
Net income	—	—	—	—	—	409	—	—	409	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	316	316	—
Cash dividends declared	—	—	—	—	—	(150)	—	—	(150)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Common stock transactions:										—
Impact of share repurchases	—	—	(40)	(1)	(588)	—	—	—	(589)	—
Impact of stock transactions under compensation plans, net and other	—	—	—	—	11	—	—	—	11	—
BALANCE AT SEPTEMBER 30, 2019	2	$1,310	964	$10	$12,803	$3,534	$(1,371)	$295	$16,581	$—

BALANCE AT JANUARY 1, 2020	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)	—
Net income	—	—	—	—	—	162	—	—	162	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,414	1,414	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	10	—	—	—	10	—
BALANCE AT MARCH 31, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332	$—

BALANCE AT APRIL 1, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332	$—
Net income (loss)	—	—	—	—	—	(214)	—	—	(214)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	302	302	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)	—
Net proceeds from issuance of 350 thousand shares of Series D preferred stock, including related surplus	—	346	—	—	—	—	—	—	346	—
Impact of common stock transactions under compensation plans, net	—	—	3	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	26
BALANCE AT JUNE 30, 2020	2	$1,656	960	$10	$12,703	$2,978	$(1,371)	$1,626	$17,602	$26

BALANCE AT JULY 1, 2020	2	$1,656	960	$10	$12,703	$2,978	$(1,371)	$1,626	$17,602	$26
Net income	—	—	—	—	—	530	—	—	530	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(61)	(61)	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(26)
BALANCE AT SEPTEMBER 30, 2020	2	$1,656	960	$10	$12,714	$3,330	$(1,371)	$1,565	$17,904	$—

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2020	2019
	(In millions)
Operating activities:
Net income	$478	$1,193
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses (1)	1,368	291
Depreciation, amortization and accretion, net	360	321
Securities (gains) losses, net	(4)	26
Deferred income tax expense	(234)	7
Originations and purchases of loans held for sale	(4,684)	(2,594)
Proceeds from sales of loans held for sale	4,328	2,428
(Gain) loss on sale of loans, net	(181)	(92)
(Gain) loss on early extinguishment of debt	8	—
Net change in operating assets and liabilities:
Other earning assets	269	(74)
Interest receivable and other assets	—	(129)
Other liabilities	513	551
Other	104	156
Net cash from operating activities	2,325	2,084
Investing activities:
Proceeds from maturities of debt securities held to maturity	141	105
Proceeds from sales of debt securities available for sale	175	4,762
Proceeds from maturities of debt securities available for sale	3,360	2,619
Purchases of debt securities available for sale	(6,396)	(7,165)
Net proceeds from (payments for) bank-owned life insurance	(3)	(4)
Proceeds from sales of loans	193	405
Purchases of loans	(1,266)	(877)
Purchases of mortgage servicing rights	(35)	(19)
Net change in loans	(2,522)	523
Net purchases of other assets	(96)	(127)
Payment for acquisition of a business, net of cash received	(381)	—
Net cash from investing activities	(6,830)	222
Financing activities:
Net change in deposits	20,970	(186)
Net change in short-term borrowings	(2,050)	3,801
Proceeds from long-term borrowings	4,698	21,274
Payments on long-term borrowings	(9,569)	(24,675)
Net proceeds from issuance of preferred stock	346	490
Cash dividends on common stock	(446)	(426)
Cash dividends on preferred stock	(75)	(56)
Repurchases of common stock	—	(969)
Taxes paid related to net share settlement of equity awards	(7)	(29)
Other	(3)	(1)
Net cash from financing activities	13,864	(777)
Net change in cash and cash equivalents	9,359	1,529
Cash and cash equivalents at beginning of year	4,114	3,538
Cash and cash equivalents at end of period	$13,473	$5,067
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
(Unaudited)
Nine Months Ended September 30, 2020 and 2019
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
CALCULATION OF THE ALLOWANCE FOR CREDIT LOSSES
Pooled allowances
The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Segmentation variables for commercial and investor real estate segments include product, loan size, collateral type, risk rating and term. Segmentation variables considered for consumer segments include product, FICO, LTV, age, TDR status, etc. The allowance is estimated for most portfolios and classes using econometric models to estimate expected credit losses. In general, discounted cash flow models are not used for the purpose of estimating expected losses for the purpose of the ACL. Most of the econometric models include PD, LGD, and EAD components. Less complex estimation methods are used for smaller loan portfolios.
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
TDRs and RETDRs
Loans identified as TDRs and RETDRs are included in their respective loan pools (if they do not qualify for specific evaluation) and losses are determined by CECL models. The effect of the interest rate concession on these loans is considered through a post-model adjustment.
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
FAIR VALUE MEASUREMENTS
During the third quarter of 2020, an equity investee held by the Company executed an initial public offering. As a result, the investment was categorized as an equity investment measured at fair value on a recurring basis using the framework provided in "Note 1 Summary of Significant Accounting Policies" in Regions’ Annual Report on Form 10-K for the year ended December 31, 2019.
ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Equity investments, which consists of the Company's holding in an equity investee that is traded on an active exchange, is valued using a quoted market price for a similar instrument in an active market, adjusted for marketability considerations; this valuation is a Level 2 measurement.

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2020
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$609	$—	$(21)	$588	$39	$—	$627
Commercial agency	604	—	(2)	602	60	—	662
	$1,213	$—	$(23)	$1,190	$99	$—	$1,289

Debt securities available for sale:
U.S. Treasury securities	$177	$6	$—	$183			$183
Federal agency securities	103	3	—	106			106
Mortgage-backed securities:
Residential agency	18,465	659	(4)	19,120			19,120
Residential non-agency	1	—	—	1			1
Commercial agency	5,370	355	(2)	5,723			5,723
Commercial non-agency	587	15	—	602			602
Corporate and other debt securities	1,193	80	(1)	1,272			1,272
	$25,896	$1,118	$(7)	$27,007			$27,007

	December 31, 2019
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$736	$—	$(26)	$710	$22	$—	$732
Commercial agency	625	—	(3)	622	20	(2)	640
	$1,361	$—	$(29)	$1,332	$42	$(2)	$1,372

Debt securities available for sale:
U.S. Treasury securities	$180	$2	$—	$182			$182
Federal agency securities	42	1	—	43			43
Mortgage-backed securities:
Residential agency	15,336	218	(38)	15,516			15,516
Residential non-agency	1	—	—	1			1
Commercial agency	4,720	77	(31)	4,766			4,766
Commercial non-agency	639	8	—	647			647
Corporate and other debt securities	1,414	38	(1)	1,451			1,451
	$22,332	$344	$(70)	$22,606			$22,606
_________
(1) The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $10.1 billion and $8.3 billion at September 30, 2020, and December 31, 2019, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both September 30, 2020, and December 31, 2019.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$609	$627
Commercial agency	604	662
	$1,213	$1,289
Debt securities available for sale:
Due in one year or less	$132	$133
Due after one year through five years	957	1,005
Due after five years through ten years	278	310
Due after ten years	106	113
Mortgage-backed securities:
Residential agency	18,465	19,120
Residential non-agency	1	1
Commercial agency	5,370	5,723
Commercial non-agency	587	602
	$25,896	$27,007

The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2020, and December 31, 2019. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$462	$(4)	$115	$—	$577	$(4)
Commercial agency	537	(2)	—	—	537	(2)
Corporate and other debt securities	16	(1)	—	—	16	(1)
	$1,015	$(7)	$115	$—	$1,130	$(7)

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$82	$—	$501	$(5)	$583	$(5)
Commercial agency	—	—	127	(5)	127	(5)
	$82	$—	$628	$(10)	$710	$(10)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$2,402	$(11)	$2,505	$(27)	$4,907	$(38)
Commercial agency	1,449	(31)	73	—	1,522	(31)
Corporate and other debt securities	19	—	32	(1)	51	(1)
	$3,870	$(42)	$2,610	$(28)	$6,480	$(70)

The number of individual debt positions in an unrealized loss position in the tables above decreased from 500 at December 31, 2019, to 131 at September 30, 2020. The decrease in the number of securities and the total amount of unrealized losses from year-end 2019 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions)
Gross realized gains	$3	$6	$5	$14
Gross realized losses	—	(6)	(1)	(39)
Impairment	—	—	—	(1)
Securities gains (losses), net	$3	$—	$4	$(26)

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2020	December 31, 2019
	(In millions, net of unearned income)
Commercial and industrial	$45,199	$39,971
Commercial real estate mortgage—owner-occupied	5,451	5,537
Commercial real estate construction—owner-occupied	305	331
Total commercial	50,955	45,839
Commercial investor real estate mortgage	5,598	4,936
Commercial investor real estate construction	1,984	1,621
Total investor real estate	7,582	6,557
Residential first mortgage	16,195	14,485
Home equity lines	4,753	5,300
Home equity loans	2,839	3,084
Indirect—vehicles	1,120	1,812
Indirect—other consumer	2,663	3,249
Consumer credit card	1,189	1,387
Other consumer	1,063	1,250
Total consumer	29,822	30,567
	$88,359	$82,963

During the nine months ended September 30, 2020 and 2019, Regions purchased approximately $1.3 billion and $877 million in indirect-other consumer, residential first mortgage and commercial and industrial loans from third parties, respectively. Approximately $36 million of the nine months ended September 30, 2020 purchases will be paid in the fourth quarter of 2020.
In January 2019, Regions decided to discontinue its indirect auto lending business due to margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company remains in the direct auto lending business.
At September 30, 2020, $21.4 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At September 30, 2020, an additional $19.3 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.3 billion as of September 30, 2020, with related income of $43 million for the nine months ended September 30, 2020.
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
As of September 30, 2020, Regions' total loans included $4.6 billion of PPP loans. These loans are guaranteed by the Federal government and as the guarantee is not separable from the loans, Regions did not record an allowance on these loans.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The cumulative effect of the adoption of CECL on January 1, 2020 for loans and unfunded commitments was an increase in the allowance of $501 million. During the first nine months of 2020, Regions increased the allowance by an additional $1.0 billion to $2.4 billion, which represents management's best estimate of expected losses over the life of the portfolio. The increase was due primarily to higher expected credit losses due to the economic impact and ongoing uncertainty of the COVID-19 pandemic. Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor within the CECL models. Regions' models are sensitive to changes in the economic scenario. The September 30, 2020 economic forecast includes uncertainty around the ongoing COVID-19 pandemic, including availability of a vaccine, ultimate consumer impact/the effectiveness of government relief programs and debt payment relief provided by Regions, further stimulus packages and the path for fully opening the economy. These factors cannot be fully reflected in the model. Therefore, the risks to the economic forecast and the model limitations were considered through model adjustments and the qualitative framework.
The following tables present analyses of the allowance by portfolio segment for the three and nine months ended September 30, 2020 and 2019. The total allowance for loan losses and the related loan portfolio ending balances for the nine months ended September 30, 2019 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to 2020, the allowance for loan losses related to individually evaluated loans was attributable to allowances for non-accrual commercial and investor real estate loans and all TDRs ("impaired loans") and the allowance for loan losses related to collectively evaluated loans was attributable to the remainder of the portfolio. With the adoption of CECL on January 1, 2020, the impaired loan designation and disclosures related to impaired loans are no longer required.

	Three Months Ended September 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2020	$1,271	$160	$845	$2,276
Provision for loan losses	59	30	24	113
Loan losses:
Charge-offs	(86)	—	(53)	(139)
Recoveries	11	—	15	26
Net loan (losses) recoveries	(75)	—	(38)	(113)
Allowance for loan losses, September 30, 2020	1,255	190	831	2,276
Reserve for unfunded credit commitments, July 1, 2020	107	27	15	149
Provision for unfunded credit losses	26	(22)	(4)	—
Reserve for unfunded credit commitments, September 30, 2020	133	5	11	149
Allowance for credit losses, September 30, 2020	$1,388	$195	$842	$2,425

	Three Months Ended September 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2019	$525	$54	$274	$853
Provision (credit) for loan losses	57	(6)	57	108
Loan losses:
Charge-offs	(39)	—	(75)	(114)
Recoveries	9	—	13	22
Net loan (losses) recoveries	(30)	—	(62)	(92)
Allowance for loan losses, September 30, 2019	552	48	269	869
Reserve for unfunded credit commitments, July 1, 2019	46	4	—	50
Provision (credit) for unfunded credit losses	(2)	—	—	(2)
Reserve for unfunded credit commitments, September 30, 2019	44	4	—	48
Allowance for credit losses, September 30, 2019	$596	$52	$269	$917

	Nine Months Ended September 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance (Note 1)	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	534	52	721	1,307
Provision for loan losses	932	137	258	1,327
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(299)	—	(188)	(487)
Recoveries	28	1	40	69
Net loan (losses) recoveries	(271)	1	(148)	(418)
Allowance for loan losses, September 30, 2020	1,255	190	831	2,276
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance (Note 1)	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020 (adjusted for change in accounting guidance)	77	17	14	108
Provision for unfunded credit losses	56	(12)	(3)	41
Reserve for unfunded credit commitments, September 30, 2020	133	5	11	149
Allowance for credit losses, September 30, 2020	$1,388	$195	$842	$2,425

	Nine Months Ended September 30, 2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	121	(12)	182	291
Loan losses:
Charge-offs	(113)	—	(216)	(329)
Recoveries	24	2	41	67
Net loan (losses) recoveries	(89)	2	(175)	(262)
Allowance for loan losses, September 30, 2019	552	48	269	869
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(3)	—	—	(3)
Reserve for unfunded credit commitments, September 30, 2019	44	4	—	48
Allowance for credit losses, September 30, 2019	$596	$52	$269	$917
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$115	$5	$31	$151
Collectively evaluated for impairment	437	43	238	718
Total allowance for loan losses	$552	$48	$269	$869
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$475	$38	$393	$906
Collectively evaluated for impairment	45,601	6,206	30,073	81,880
Total loans evaluated for impairment	$46,076	$6,244	$30,466	$82,786

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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for portfolio segments and classes, excluding loans held for sale, as of September 30, 2020.
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
With the adoption of CECL in 2020, the disclosure of credit quality indicators for loan portfolio segments and classes, excluding loans held for sale, is presented by credit quality indicator by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019, for the Credit Quality Indicator tables.

	September 30, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass	$11,748	$7,093	$4,421	$2,889	$1,329	$2,652	$12,616	$—	$(96)	$42,652
Special Mention	16	165	126	113	9	43	690	—	—	1,162
Substandard Accrual	91	35	83	29	22	92	574	—	—	926
Non-accrual	33	65	95	21	31	26	188	—	—	459
Total commercial and industrial	$11,888	$7,358	$4,725	$3,052	$1,391	$2,813	$14,068	$—	$(96)	$45,199

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,042	$919	$952	$600	$436	$946	$154	$—	$(3)	$5,046
Special Mention	22	31	45	14	7	38	8	—	—	165
Substandard Accrual	16	14	31	44	10	39	1	—	—	155
Non-accrual	14	11	18	14	10	17	1	—	—	85
Total commercial real estate mortgage—owner-occupied:	$1,094	$975	$1,046	$672	$463	$1,040	$164	$—	$(3)	$5,451

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$52	$77	$40	$25	$28	$46	$9	$—	$—	$277
Special Mention	—	—	2	—	—	—	—	—	—	2
Substandard Accrual	—	3	1	6	3	1	—	—	—	14
Non-accrual	3	—	—	—	2	7	—	—	—	12
Total commercial real estate construction—owner-occupied:	$55	$80	$43	$31	$33	$54	$9	$—	$—	$305
Total commercial	$13,037	$8,413	$5,814	$3,755	$1,887	$3,907	$14,241	$—	$(99)	$50,955

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,505	$1,210	$1,156	$396	$80	$266	$366	$—	$(5)	$4,974
Special Mention	44	66	81	10	—	22	1	—	—	224
Substandard Accrual	47	159	58	5	2	15	—	—	—	286
Non-accrual	—	45	—	—	—	1	68	—	—	114
Total commercial investor real estate mortgage	$1,596	$1,480	$1,295	$411	$82	$304	$435	$—	$(5)	$5,598

	September 30, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial investor real estate construction:
Risk Rating:
Pass	$167	$647	$371	$2	$—	$1	$678	$—	$(12)	$1,854
Special Mention	26	26	56	—	—	—	10	—	—	118
Substandard Accrual	3	2	—	—	—	—	3	—	—	8
Non-accrual	—	—	—	—	—	—	4	—	—	4
Total commercial investor real estate construction	$196	$675	$427	$2	$—	$1	$695	$—	$(12)	$1,984
Total investor real estate	$1,792	$2,155	$1,722	$413	$82	$305	$1,130	$—	$(17)	$7,582

Residential first mortgage:
FICO scores
Above 720	$4,271	$1,923	$981	$1,198	$1,459	$3,015	$—	$—	$—	$12,847
681-720	397	190	122	127	118	390	—	—	—	1,344
620-680	149	116	68	62	72	408	—	—	—	875
Below 620	20	35	48	51	61	508	—	—	—	723
Data not available	37	24	16	22	17	138	9	—	143	406
Total residential first mortgage	$4,874	$2,288	$1,235	$1,460	$1,727	$4,459	$9	$—	$143	$16,195

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,487	$37	$—	$3,524
681-720	—	—	—	—	—	—	512	8	—	520
620-680	—	—	—	—	—	—	336	8	—	344
Below 620	—	—	—	—	—	—	196	7	—	203
Data not available	—	—	—	—	—	—	124	3	35	162
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,655	$63	$35	$4,753

Home equity loans
FICO scores
Above 720	$341	$279	$258	$354	$335	$639	$—	$—	$—	$2,206
681-720	46	43	39	43	40	82	—	—	—	293
620-680	19	19	19	25	25	69	—	—	—	176
Below 620	2	7	10	13	16	58	—	—	—	106
Data not available	1	1	3	5	6	19	—	—	23	58
Total home equity loans	$409	$349	$329	$440	$422	$867	$—	$—	$23	$2,839

Indirect—vehicles:
FICO scores
Above 720	$—	$21	$351	$165	$119	$58	$—	$—	$—	$714
681-720	—	5	58	27	20	11	—	—	—	121
620-680	—	4	51	26	22	12	—	—	—	115
Below 620	—	4	47	29	29	19	—	—	—	128
Data not available	—	—	4	7	5	4	—	—	22	42
Total indirect- vehicles	$—	$34	$511	$254	$195	$104	$—	$—	$22	$1,120

	September 30, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Indirect—other consumer:
FICO scores
Above 720	$257	$849	$448	$154	$69	$36	$—	$—	$—	$1,813
681-720	29	191	129	47	20	11	—	—	—	427
620-680	6	81	70	29	13	7	—	—	—	206
Below 620	1	21	23	10	6	3	—	—	—	64
Data not available	—	4	3	2	1	1	—	—	142	153
Total indirect- other consumer	$293	$1,146	$673	$242	$109	$58	$—	$—	$142	$2,663

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$647	$—	$—	$647
681-720	—	—	—	—	—	—	251	—	—	251
620-680	—	—	—	—	—	—	207	—	—	207
Below 620	—	—	—	—	—	—	88	—	—	88
Data not available	—	—	—	—	—	—	7	—	(11)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,200	$—	$(11)	$1,189

Other consumer:
FICO scores
Above 720	$175	$194	$102	$38	$10	$4	$117	$—	$—	$640
681-720	49	53	25	7	2	1	53	—	—	190
620-680	26	33	16	5	1	1	41	—	—	123
Below 620	8	13	8	3	1	—	19	—	—	52
Data not available	53	1	—	1	—	—	2	—	1	58
Total other consumer	$311	$294	$151	$54	$14	$6	$232	$—	$1	$1,063
Total consumer loans	$5,887	$4,111	$2,899	$2,450	$2,467	$5,494	$6,096	$63	$355	$29,822
Total Loans	$20,716	$14,679	$10,435	$6,618	$4,436	$9,706	$21,467	$63	$239	$88,359
_________
(1) These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of September 30, 2020 and December 31, 2019. Loans on non-accrual status with no related allowance included $67 million of commercial and industrial loans as of September 30, 2020. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Prior to the adoption of CECL on January 1, 2020, all TDRs and all non-accrual commercial and investor real estate loans, excluding leases, were deemed to be impaired. The definition of impairment and the required impaired loan disclosures were removed with CECL. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019 for disclosure of Regions' impaired loans as of December 31, 2019. Loans that have been fully charged-off do not appear in the tables below.

	September 30, 2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$31	$19	$10	$60	$44,740	$459	$45,199
Commercial real estate mortgage—owner-occupied	6	15	—	21	5,366	85	5,451
Commercial real estate construction—owner-occupied	—	—	—	—	293	12	305
Total commercial	37	34	10	81	50,399	556	50,955
Commercial investor real estate mortgage	11	4	1	16	5,484	114	5,598
Commercial investor real estate construction	—	—	—	—	1,980	4	1,984
Total investor real estate	11	4	1	16	7,464	118	7,582
Residential first mortgage	92	44	133	269	16,159	36	16,195
Home equity lines	17	9	25	51	4,706	47	4,753
Home equity loans	10	7	12	29	2,830	9	2,839
Indirect—vehicles	16	6	5	27	1,119	1	1,120
Indirect—other consumer	11	8	3	22	2,663	—	2,663
Consumer credit card	8	5	13	26	1,189	—	1,189
Other consumer	11	3	3	17	1,063	—	1,063
Total consumer	165	82	194	441	29,729	93	29,822
	$213	$120	$205	$538	$87,592	$767	$88,359

	December 31, 2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$30	$21	$11	$62	$39,624	$347	$39,971
Commercial real estate mortgage—owner-occupied	11	3	1	15	5,464	73	5,537
Commercial real estate construction—owner-occupied	2	—	—	2	320	11	331
Total commercial	43	24	12	79	45,408	431	45,839
Commercial investor real estate mortgage	1	1	—	2	4,934	2	4,936
Commercial investor real estate construction	—	—	—	—	1,621	—	1,621
Total investor real estate	1	1	—	2	6,555	2	6,557
Residential first mortgage	83	47	136	266	14,458	27	14,485
Home equity lines	30	12	32	74	5,259	41	5,300
Home equity loans	12	6	10	28	3,078	6	3,084
Indirect—vehicles	31	10	7	48	1,812	—	1,812
Indirect—other consumer	16	9	3	28	3,249	—	3,249
Consumer credit card	11	8	19	38	1,387	—	1,387
Other consumer	13	5	5	23	1,250	—	1,250
Total consumer	196	97	212	505	30,493	74	30,567
	$240	$122	$224	$586	$82,456	$507	$82,963

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
As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020 are eligible for relief from TDR classification. Regions elected this provision of the CARES Act; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. The CARES Act relief and short-term nature of most COVID-19 deferrals precluded the majority of Regions' COVID-19 loan modifications from being classified as TDRs as of September 30, 2020.
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
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Loans first reported as TDRs during the nine months ended September 30, 2020 and 2019 totaled approximately $458 million and $185 million, respectively.

	Three Months Ended September 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$27	$—
Commercial real estate mortgage—owner-occupied	7	9	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	33	36	—
Commercial investor real estate mortgage	2	36	—
Commercial investor real estate construction	2	4	—
Total investor real estate	4	40	—
Residential first mortgage	94	32	4
Home equity lines	—	—	—
Home equity loans	9	1	—
Consumer credit card	1	—	—
Indirect—vehicles and other consumer	11	—	—
Total consumer	115	33	4
	152	$109	$4

	Three Months Ended September 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	28	$72	$1
Commercial real estate mortgage—owner-occupied	9	4	—
Total commercial	37	76	1
Commercial investor real estate mortgage	4	1	—
Commercial investor real estate construction	5	9	1
Total investor real estate	9	10	1
Residential first mortgage	48	8	1
Home equity lines	—	—	—
Home equity loans	17	1	—
Consumer credit card	8	—	—
Indirect—vehicles and other consumer	13	—	—
Total consumer	86	9	1
	132	$95	$3

	Nine Months Ended September 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	119	$221	$—
Commercial real estate mortgage—owner-occupied	17	14	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	137	236	—
Commercial investor real estate mortgage	9	37	—
Commercial investor real estate construction	3	4	—
Total investor real estate	12	41	—
Residential first mortgage	177	43	6
Home equity lines	—	—	—
Home equity loans	36	3	—
Consumer credit card	12	—	—
Indirect—vehicles and other consumer	22	—	—
Total consumer	247	46	6
	396	$323	$6

	Nine Months Ended September 30, 2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	77	$182	$2
Commercial real estate mortgage—owner-occupied	42	24	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	120	208	2
Commercial investor real estate mortgage	8	12	—
Commercial investor real estate construction	9	10	1
Total investor real estate	17	22	1
Residential first mortgage	116	26	3
Home equity lines	—	—	—
Home equity loans	81	6	—
Consumer credit card	34	—	—
Indirect—vehicles and other consumer	62	1	—
Total consumer	293	33	3
	430	$263	$6

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions)
Carrying value, beginning of period	$249	$337	$345	$418
Additions	32	15	67	30
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	—	(31)	(94)	(102)
Economic amortization associated with borrower repayments (1)	(14)	(14)	(51)	(39)
Carrying value, end of period	$267	$307	$267	$307
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
During the nine months ended September 30, 2020 and 2019, the Company purchased rights to service residential mortgage loans on a flow basis for approximately $35 million and $7 million, respectively.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2020	2019
	(Dollars in millions)
Unpaid principal balance	$33,740	$35,132
Weighted-average CPR (%)	16.3%	14.6%
Estimated impact on fair value of a 10% increase	$(22)	$(19)
Estimated impact on fair value of a 20% increase	$(40)	$(34)
Option-adjusted spread (basis points)	621	600
Estimated impact on fair value of a 10% increase	$(6)	$(6)
Estimated impact on fair value of a 20% increase	$(12)	$(13)
Weighted-average coupon interest rate	4.0%	4.2%
Weighted-average remaining maturity (months)	283	279
Weighted-average servicing fee (basis points)	27.4	27.3

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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions)		(In millions)
Servicing related fees and other ancillary income	$23	$25	$71	$77

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
As of September 30, 2020 and December 31, 2019, the DUS servicing portfolio was approximately $4.4 billion and $3.9 billion, respectively. The related commercial MSRs were approximately $72 million at September 30, 2020 and $59 million at December 31, 2019. The estimated fair value of the commercial MSRs was approximately $79 million at September 30, 2020 and $64 million December 31, 2019.

NOTE 5. GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	September 30, 2020	December 31, 2019
	(In millions)
Corporate Bank	$2,816	$2,474
Consumer Bank	1,978	1,978
Wealth Management	393	393
	$5,187	$4,845

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
During the third quarter 2020, Regions assessed events and circumstances for all three reporting units as of September 30, 2020, and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, competition, and the impacts of COVID-19),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
After assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their carrying value as of September 30, 2020. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2020 interim period. Regions will continue to monitor for indicators of impairment throughout 2020.

NOTE 6. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

									September 30, 2020	December 31, 2019
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$1,000	$25	1/40th	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(2)	500	1,000	25	1/40th	433	433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	346	—
					$1,850				$1,656	$1,310
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
The Board of Directors declared $24 million in cash dividends on both Series A and Series B Preferred Stock during both the first nine months of 2020 and 2019. In the first nine months of 2020, the Board of Directors declared $21 million in cash dividends on Series C Preferred Stock. In the third quarter of 2019, the Board of Directors declared the initial $8 million in cash dividends on the Series C Preferred Stock. The initial quarterly dividend for the Series D Preferred Stock was declared in the third quarter of 2020 for $6 million. Therefore, a total of $75 million in cash dividends on total preferred stock was declared in the first nine months of 2020 compared to the total of $56 million in cash dividends on total preferred stock declared in the first nine months of 2019.
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
During the third quarter of 2020, the Federal Reserve mandated that banks must not increase their quarterly per share common dividend and implemented an earnings-based payout restriction in connection with the supervisory stress test, requiring the third quarter 2020 dividend to not exceed the average of the prior four quarters of net income excluding preferred dividends. This mandate was subsequently extended through the end of 2020.
In consideration of the specific Federal Reserve limitations on capital distributions, which prevented banks from increasing their third quarter 2020 per share common dividend, the Board declared a cash dividend of $0.155 per common share for the third quarter 2020 which was consistent with the $0.155 per common share declared for both the first and second quarters of 2020, totaling $0.465 per common share for the first nine months of 2020. The Board declared a cash dividend for third quarter of 2019 of $0.155 per common share and $0.140 per common share both the first and second quarter of 2019, totaling $0.435 per common share for the first nine months of 2019.
ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income, beginning of period	$2,174	$(548)	$1,626

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(27)	$7	$(20)
Reclassification adjustments for amortization of unrealized losses (2)	4	(2)	2
Ending balance	$(23)	$5	$(18)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,116	$(281)	$835
Unrealized holding gains (losses) arising during the period	(2)	—	(2)
Reclassification adjustments for securities (gains) losses realized in net income (3)	(3)	1	(2)
Change in AOCI from securities available for sale activity in the period	(5)	1	(4)
Ending balance	$1,111	$(280)	$831
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,857	$(468)	$1,389
Unrealized holding gains (losses) on derivatives arising during the period	2	—	2
Reclassification adjustments for (gains) losses realized in net income (2)	(94)	24	(70)
Change in AOCI from derivative activity in the period	(92)	24	(68)
Ending balance	$1,765	$(444)	$1,321
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(772)	$194	$(578)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	11	(2)	9
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	11	(2)	9
Ending balance	$(761)	$192	$(569)

Total other comprehensive income	(82)	21	(61)
Total accumulated other comprehensive income, end of period	$2,092	$(527)	$1,565

	Three Months Ended September 30, 2019
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(29)	$8	$(21)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(33)	$9	$(24)
Reclassification adjustments for amortization of unrealized losses (2)	2	(1)	1
Ending balance	$(31)	$8	$(23)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$144	$(36)	$108
Unrealized holding gains (losses) arising during the period	178	(45)	133
Reclassification adjustments for securities (gains) losses realized in net income (3)	—	—	—
Change in AOCI from securities available for sale activity in the period	178	(45)	133
Ending balance	$322	$(81)	$241
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$478	$(120)	$358
Unrealized holding gains (losses) on derivatives arising during the period	223	(56)	167
Reclassification adjustments for (gains) losses realized in net income (2)	7	(2)	5
Change in AOCI from derivative activity in the period	230	(58)	172
Ending balance	$708	$(178)	$530
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(618)	$155	$(463)
Net actuarial gains (losses) arising during the period	(1)	—	(1)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	14	(3)	11
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	13	(3)	10
Ending balance	$(605)	$152	$(453)

Total other comprehensive income	423	(107)	316
Total accumulated other comprehensive income, end of period	$394	$(99)	$295

	Nine Months Ended September 30, 2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(120)	$30	$(90)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(29)	$7	$(22)
Reclassification adjustments for amortization of unrealized losses (2)	6	(2)	4
Ending Balance	$(23)	$5	$(18)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$274	$(69)	$205
Unrealized holding gains (losses) arising during the period	841	(212)	629
Reclassification adjustments for securities (gains) losses realized in net income (3)	(4)	1	(3)
Change in AOCI from securities available for sale activity in the period	837	(211)	626
Ending Balance	$1,111	$(280)	$831
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$430	$(108)	$322
Unrealized holding gains (losses) on active hedges arising during the period	1,498	(377)	1,121
Reclassification adjustments for (gains) losses realized in net income (2)	(163)	41	(122)
Change in AOCI from derivative activity in the period	1,335	(336)	999
Ending balance	$1,765	$(444)	$1,321
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(795)	$200	$(595)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	34	(8)	26
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	34	(8)	26
Ending Balance	$(761)	$192	$(569)

Total other comprehensive income	2,212	(557)	1,655
Total accumulated other comprehensive income (loss), end of period	$2,092	$(527)	$1,565

	Nine Months Ended September 30, 2019
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(1,289)	$325	$(964)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(36)	$9	$(27)
Reclassification adjustments for amortization of unrealized losses (2)	5	(1)	4
Ending Balance	$(31)	$8	$(23)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(531)	$134	$(397)
Unrealized holding gains (losses) arising during the period	827	(209)	618
Reclassification adjustments for securities (gains) losses realized in net income (3)	26	(6)	20
Change in AOCI from securities available for sale activity in the period	853	(215)	638
Ending Balance	$322	$(81)	$241
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(85)	$22	$(63)
Unrealized holding gains (losses) on derivatives arising during the period	770	(194)	576
Reclassification adjustments for (gains) losses realized in net income (2)	23	(6)	17
Change in AOCI from derivative activity in the period	793	(200)	593
Ending balance	$708	$(178)	$530
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(637)	$160	$(477)
Net actuarial gains (losses) arising during the period	(1)	—	(1)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	33	(8)	25
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	32	(8)	24
Ending Balance	$(605)	$152	$(453)

Total other comprehensive income	1,683	(424)	1,259
Total accumulated other comprehensive income, end of period	$394	$(99)	$295
___
(1) The tax impact of each component of AOCI is calculated using an effective tax rate of approximately 25%.
(2) Reclassification amount is recognized in net interest income in the consolidated statements of income.
(3) Reclassification amount is recognized in securities gains (losses), net in the consolidated statements of income.
(4) Reclassification amount is recognized in other non-interest expense in the consolidated statements of income. Additionally, these accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 8 for additional details).

NOTE 7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$530	$409	$478	$1,193
Preferred stock dividends	(29)	(24)	(75)	(56)
Net income available to common shareholders	$501	$385	$403	$1,137
Denominator:
Weighted-average common shares outstanding—basic	960	988	959	1,005
Potential common shares	2	3	2	5
Weighted-average common shares outstanding—diluted	962	991	961	1,010
Earnings per common share:
Basic	$0.52	$0.39	$0.42	$1.13
Diluted	0.52	0.39	0.42	1.13

The effects from the assumed exercise of $9 million and $8 million in stock options, restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2020, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effects from the assumed exercise of 8 million and 7 million in stock options, restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2019, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended September 30
	2020	2019	2020	2019	2020	2019
	(In millions)
Service cost	$9	$6	$2	$1	$11	$7
Interest cost	17	19	1	1	18	20
Expected return on plan assets	(37)	(34)	—	—	(37)	(34)
Amortization of actuarial loss	9	10	2	2	11	12
Settlement charge	—	—	—	2	—	2
Net periodic pension cost (credit)	$(2)	$1	$5	$6	$3	$7

	Qualified Plans		Non-qualified Plans		Total
	Nine Months Ended September 30
	2020	2019	2020	2019	2020	2019
	(In millions)
Service cost	$26	$21	$4	$3	$30	$24
Interest cost	49	57	3	4	52	61
Expected return on plan assets	(112)	(103)	—	—	(112)	(103)
Amortization of actuarial loss	29	27	5	4	34	31
Settlement charge	—	—	—	2	—	2
Net periodic pension cost (credit)	$(8)	$2	$12	$13	$4	$15

The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first nine months of 2020.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2020 or 2019.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	September 30, 2020			December 31, 2019
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,100	$112	$—	$2,900	$67	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps (2)	16,000	1,294	—	17,250	338	83
Interest rate floors (3)(4)	5,750	468	—	6,750	208	—
Total derivatives in cash flow hedging relationships	21,750	1,762	—	24,000	546	83
Total derivatives designated as hedging instruments	$24,850	$1,874	$—	$26,900	$613	$83
Derivatives not designated as hedging instruments:
Interest rate swaps	$76,144	$1,696	$1,648	$68,075	$659	$656
Interest rate options	14,284	101	33	11,347	27	9
Interest rate futures and forward commitments	4,516	10	9	27,324	10	11
Other contracts	10,340	97	111	10,276	48	58
Total derivatives not designated as hedging instruments	$105,284	$1,904	$1,801	$117,022	$744	$734
Total derivatives	$130,134	$3,778	$1,801	$143,922	$1,357	$817

Total gross derivative instruments, before netting		$3,778	$1,801		$1,357	$817
Less: Netting adjustments(5)		2,744	1,746		1,022	770
Total gross derivative instruments, after netting (6)		$1,034	$55		$335	$47
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.

(2)	Includes accrued interest of $27 million at September 30, 2020 and zero at December 31, 2019.

(3)	Includes accrued interest of $11 million at September 30, 2020 and zero at December 31, 2019.

(4)
Estimated fair value includes premium of approximately $86 million as of September 30, 2020 and $108 million as of December, 31, 2019 to be amortized over the remaining life. Approximately $15 million of the decrease since December 31, 2019 related to hedges that were terminated during the third quarter of 2020 and was not amortized into earnings as of the date of termination.

(5)
Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral.

(6)
The gain amounts,which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of September 30, 2020 and December 31, 2019, financial instruments posted of $24 million, for both periods, were not offset in the consolidated balance sheets.

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
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps and interest rate floors. As of September 30, 2020, Regions is hedging its exposure to the variability in future cash flows for forecasted transactions through 2026 and a portion of these hedges are forward starting.
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Nine Months Ended September 30
	2020	2019
	(In millions)
Unrealized gains on terminated hedges included in AOCI - January 1	$78	$68
Unrealized gains on terminated hedges arising during the period	56	23
Reclassification adjustments for amortization of unrealized (gains) into net income	(7)	(11)
Unrealized gains on terminated hedges included in AOCI - September 30	$127	$80

Regions expects to reclassify into earnings approximately $363 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $22 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended September 30, 2020
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$140	$903	$39

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$12
Recognized on derivatives	—	—	(12)
Recognized on hedged items	—	—	12
Net income recognized on fair value hedges	$—	$—	$12

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$94	$—
Income (expense) recognized on cash flow hedges	$—	$94	$—

	Three Months Ended September 30, 2019
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$160	$970	$83

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(4)
Recognized on derivatives	(1)	—	15
Recognized on hedged items	1	—	(15)
Net income recognized on fair value hedges	$—	$—	$(4)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(7)	$—
Income (expense) recognized on cash flow hedges	$—	$(7)	$—

	Nine Months Ended September 30, 2020
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$446	$2,704	$147

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$27
Recognized on derivatives	—	—	65
Recognized on hedged items	—	—	(65)
Income (expense) recognized on fair value hedges	$—	$—	$27

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$163	$—
Income (expense) recognized on cash flow hedges	$—	$163	$—

	Nine Months Ended September 30, 2019
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$488	$2,943	$281

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(15)
Recognized on derivatives	(3)	—	105
Recognized on hedged items	3	—	(105)
Income (expense) recognized on fair value hedges	$—	$—	$(15)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(23)	$—
Income (expense) recognized on cash flow hedges	$—	$(23)	$—

___

(1)	See Note 6 for gain or (loss) recognized for cash flow hedges in AOCI.

(2)	Pre-tax.

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2020		December 31, 2019
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Long-term borrowings	$(3,213)	$(104)	$(2,954)	$(49)

As of September 30, 2020 and December 31, 2019, the Company had terminated fair value hedges related to debt securities available for sale with carrying values of $303 million and $337 million, respectively. The remaining basis adjustments related to these terminated hedges were $1 million and $3 million, respectively.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2020 and December 31, 2019, Regions had $1.2 billion and $366 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2020 and December 31, 2019, Regions had $1.9 billion and $622 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2020 and December 31, 2019, the total notional amount related to these contracts was $4.2 billion and $4.8 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2020	2019	2020	2019
	(In millions)
Capital markets income:
Interest rate swaps	$15	$2	$7	$(1)
Interest rate options	(1)	10	31	17
Interest rate futures and forward commitments	4	1	11	6
Other contracts	2	—	2	(1)
Total capital markets income	20	13	51	21
Mortgage income:
Interest rate swaps	(6)	44	98	98
Interest rate options	12	(2)	38	2
Interest rate futures and forward commitments	11	8	12	7
Total mortgage income	17	50	148	107
	$37	$63	$199	$128

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2021 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2020 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2020 was approximately $510 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2020 and 2019 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2020 and December 31, 2019, were $61 million and $64 million, respectively, for which Regions had posted collateral of $61 million and $67 million, respectively, in the normal course of business.

NOTE 10. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Refer to Note 1 "Basis of Presentation" for an updated description of the equity investments valuation methodology. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$183	$—	$—	$183	$182	$—	$—	$182
Federal agency securities	—	106	—	106	—	43	—	43
Mortgage-backed securities (MBS):
Residential agency	—	19,120	—	19,120	—	15,516	—	15,516
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	5,723	—	5,723	—	4,766	—	4,766
Commercial non-agency	—	602	—	602	—	647	—	647
Corporate and other debt securities	—	1,268	4	1,272	—	1,450	1	1,451
Total debt securities available for sale	$183	$26,819	$5	$27,007	$182	$22,422	$2	$22,606
Loans held for sale	$—	$1,065	$19	$1,084	$—	$436	$3	$439
Marketable equity securities	$422	$—	$—	$422	$450	$—	$—	$450
Residential mortgage servicing rights	$—	$—	$267	$267	$—	$—	$345	$345
Derivative assets(2):
Interest rate swaps	$—	$3,102	$—	$3,102	$—	$1,064	$—	$1,064
Interest rate options	—	522	47	569	—	227	8	235
Interest rate futures and forward commitments	—	10	—	10	—	4	6	10
Other contracts	4	91	2	97	—	47	1	48
Total derivative assets	$4	$3,725	$49	$3,778	$—	$1,342	$15	$1,357
Equity investments	$—	$68	$—	$68	$—	$—	$—	$—
Derivative liabilities(2):
Interest rate swaps	$—	$1,648	$—	$1,648	$—	$739	$—	$739
Interest rate options	—	33	—	33	—	9	—	9
Interest rate futures and forward commitments	—	9	—	9	—	11	—	11
Other contracts	4	99	8	111	—	53	5	58
Total derivative liabilities	$4	$1,789	$8	$1,801	$—	$812	$5	$817
Non-recurring fair value measurements
Loans held for sale	$—	$—	$14	$14	$—	$—	$14	$14
Equity investments without a readily determinable fair value	—	—	2	2	—	—	32	32
Foreclosed property and other real estate	—	—	12	12	—	—	42	42

_________

(1)	All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.

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
The following tables illustrate rollforwards for residential mortgage servicing rights, which are the only material assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019, respectively.

	Residential mortgage servicing rights
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions)
Carrying value, beginning of period	$249	$337	$345	$418
Total realized/unrealized gains (losses) included in earnings (1)	(14)	(45)	(145)	(141)
Purchases	32	15	67	30
Carrying value, end of period	$267	$307	$267	$307
_________
(1) Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions)
Loans held for sale	$(1)	$(3)	$(6)	$(9)
Equity investments without a readily determinable fair value	—	7	(3)	1
Foreclosed property and other real estate	(3)	(2)	(13)	(41)

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2020, and December 31, 2019. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2020, and December 31, 2019, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2020
	Level 3 Estimated Fair Value at September 30, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$267	Discounted cash flow	Weighted-average CPR (%)	8.0% - 33.2% (16.3%)
			OAS (%)	5.2% - 10.2% (6.2%)
_________
(1) See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2019
	Level 3 Estimated Fair Value at December 31, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$345	Discounted cash flow	Weighted-average CPR (%)	7.4% - 26.1% (12.0%)
			OAS (%)	5.2% - 10.2% (6.18%)

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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2020			December 31, 2019
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$1,084	$1,033	$51	$439	$425	$14
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2020 and 2019. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In millions)
Net gains (losses) resulting for the change in fair value of mortgage loans held for sale	$7	$(1)	$37	$4

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2020 are as follows:

	September 30, 2020
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$13,473	$13,473	$13,473	$—	$—
Debt securities held to maturity	1,190	1,289	—	1,289	—
Debt securities available for sale	27,007	27,007	183	26,819	5
Loans held for sale	1,187	1,187	—	1,154	33
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	84,558	85,194	—	—	85,194
Other earning assets(4)	1,053	1,053	422	631	—
Derivative assets	3,778	3,778	4	3,725	49
Equity investments	68	68	—	68	—
Financial liabilities:
Derivative liabilities	1,801	1,801	4	1,789	8
Deposits	118,445	118,486	—	118,486	—
Long-term borrowings	4,919	6,785	—	5,723	1,062
Loan commitments and letters of credit	176	656	—	—	656
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

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value premium on the loan portfolio's net carrying amount at September 30, 2020 was $636 million or 0.8 percent

(3)	Excluded from this table is the capital lease carrying amount of $1.5 billion at September 30, 2020.

(4)	Excluded from this table is the operating lease carrying amount of $214 million at September 30, 2020.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2019 are as follows:

	December 31, 2019
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,114	$4,114	$4,114	$—	$—
Debt securities held to maturity	1,332	1,372	—	1,372	—
Debt securities available for sale	22,606	22,606	182	22,422	2
Loans held for sale	637	637	—	620	17
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	80,841	80,799	—	—	80,799
Other earning assets(4)	1,221	1,221	450	771	—
Derivative assets	1,357	1,357	—	1,342	15
Financial liabilities:
Derivative liabilities	817	817	—	812	5
Deposits	97,475	97,516	—	97,516	—
Short-term borrowings	2,050	2,050	—	2,050	—
Long-term borrowings	7,879	8,275	—	7,442	833
Loan commitments and letters of credit	67	471	—	—	471
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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$476	$581	$38	$(107)	$988
Provision (credit) for credit losses (1)	86	76	4	(53)	113
Non-interest income	160	343	88	64	655
Non-interest expense	252	523	87	34	896
Income (loss) before income taxes	298	325	35	(24)	634
Income tax expense (benefit)	75	81	9	(61)	104
Net income (loss)	$223	$244	$26	$37	$530
Average assets	$63,483	$34,554	$2,014	$42,794	$142,845

	Three Months Ended September 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$361	$588	$45	$(57)	$937
Provision (credit) for credit losses (1)	53	85	4	(34)	108
Non-interest income	126	325	85	22	558
Non-interest expense	226	531	86	28	871
Income (loss) before income taxes	208	297	40	(29)	516
Income tax expense (benefit)	52	74	10	(29)	107
Net income (loss)	$156	$223	$30	$—	$409
Average assets	$53,798	$34,931	$2,191	$33,743	$124,663

	Nine Months Ended September 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$1,282	$1,680	$113	$(187)	$2,888
Provision (credit) for credit losses (1)	216	244	11	897	1,368
Non-interest income	444	945	254	70	1,713
Non-interest expense	755	1,541	260	100	2,656
Income (loss) before income taxes	755	840	96	(1,114)	577
Income tax expense (benefit)	189	210	24	(324)	99
Net income (loss)	$566	$630	$72	$(790)	$478
Average assets	$61,394	$34,515	$2,028	$37,901	$135,838

	Nine Months Ended September 30, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income (loss)	$1,083	$1,753	$136	$(145)	$2,827
Provision (credit) for credit losses (1)	150	252	12	(123)	291
Non-interest income	391	899	245	19	1,554
Non-interest expense	694	1,576	254	68	2,592
Income (loss) before income taxes	630	824	115	(71)	1,498
Income tax expense (benefit)	157	206	29	(87)	305
Net income (loss)	$473	$618	$86	$16	$1,193
Average assets	$53,975	$35,137	$2,191	$34,134	$125,437

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2020	December 31, 2019
	(In millions)
Unused commitments to extend credit	$56,883	$52,976
Standby letters of credit	1,599	1,521
Commercial letters of credit	41	59
Liabilities associated with standby letters of credit	26	22
Assets associated with standby letters of credit	27	23
Reserve for unfunded credit commitments	149	45

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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of September 30, 2020, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes a legal contingency that is subject to an indemnification agreement.
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
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies, and the conduct of persons with whom Regions does business. For example, Regions is in the process of responding to a civil investigative demand from the CFPB relating to certain of Regions' overdraft practices and policies. Additional inquiries will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
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
GUARANTEES
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third for the majority of its DUS servicing portfolio. At September 30, 2020 and December 31, 2019, the Company's DUS servicing portfolio totaled approximately $4.4 billion and $3.9 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.4 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million and $4 million at September 30, 2020 and December 31, 2019, respectively. Refer to Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2019, for additional information.

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

The impact was reflected as a reduction of approximately $375 million to retained earnings and an increase of approximately $126 million to deferred tax assets. In the third quarter of 2020, the Federal Banking agencies finalized a rule related to the impact of CECL on regulatory capital.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased in over the following three years. The add-back is calculated as the impact of initial adoption, plus 25 percent of subsequent changes in allowance.  At September 30, 2020 this amount is approximately $611 million year-to-date.  The impact on CET1 is approximately 56 basis points.

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
Regions adopted this ASU on July 1, 2020, and at the time of adoption, there was no material impact. Regions anticipates optional expedients adopted such as contract modification and hedge accounting will provide significant relief otherwise not provided through December 31, 2022.

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
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)
This Update simplifies accounting for convertible instruments by removing certain separation models. Additionally, it revises and clarifies guidance on the derivatives scope exception to make the exception easier to apply.
		January 1, 2022	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2019, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 "Basis of Presentation" and Note 13 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2020 compared to December 31, 2019.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2020, Regions operated 1,381 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 11 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
THIRD QUARTER OVERVIEW
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. While on a quarterly average basis economic growth was notably robust in the third quarter, the pace of growth decelerated through the quarter, and growth is expected to settle into a slower but more sustainable pace over coming quarters. For full-year 2020, real GDP is expected to contract by 3.8 percent and to grow by 3.6 percent in 2021. As the COVID-19 pandemic is still ongoing, there remains a heightened degree of uncertainty around economic forecasts.

After the loss of more than 22 million non-farm jobs over March and April, the economy added over 11.4 million jobs over the subsequent five months, though this still left the level of non-farm employment as of September more than 10.6 million jobs below the level as of February. The unemployment rate has continued to recede from the peak of 14.7 percent in April, falling to 7.9 percent in September, although part of that decline reflects lower labor force participation. The incidence of permanent job losses has increased over recent months as the duration of unemployment has increased. While the labor market continues to heal, progress will likely be harder to come by in the months ahead.
While the significant amount of financial support to households provided under the CARES Act helped sustain consumer spending during second and third quarters of 2020, and as the labor market began to recover, growth in labor earnings, the largest component of personal income, also began to rebound sharply. Still, there is a sharp divergence in patterns of consumer spending on goods and consumer spending on services. By June, the level of consumer spending on goods had surpassed the level as of February, but as of August the level of consumer spending on services remained well below the level as of February. This reflects ongoing restrictions on activities such as tourism, dining out, recreation, and attendance at sporting events, while shifting consumer attitudes toward engaging in such activities could also be playing a role. Either way, providers of such services continue to struggle to gain traction.
The story in the industrial sector and the housing market is quite different. The ISM Manufacturing Index points to a recovery in the manufacturing sector that is becoming increasingly entrenched, and this is supported by growth in business orders for capital goods. New single family construction and sales of new and existing homes have surprised to the upside over recent months, in part reflecting the benefits of notably low mortgage interest rates. While the pace of growth in demand seen in the third quarter is unlikely to be sustained, construction and sales of new homes are likely to rise further, but persistently lean inventories will continue to dampen growth in sales of existing homes.
While the economy is expected to settle into a path of steady but moderate economic growth over coming quarters, a considerable degree of uncertainty continues to cloud the outlook, which will remain the case until there is more clarity around the public health picture. Though Congress agreeing to an additional bill to provide assistance to households and small businesses is the most likely outcome, it remains uncertain when an agreement will be reached and what would be included in any such bill. Additionally, the outlook for growth in 2021 and beyond could be impacted by the outcome of the November elections. The October baseline forecast anticipates the level of real GDP will return to the level as of the fourth quarter of 2019, the last quarter free of the effects of COVID-19, in the first quarter of 2022.
The effects within the Regions footprint will be broadly similar to those seen in the U.S. as a whole. Florida’s economy has an above-average exposure to leisure and hospitality services, while Texas and Louisiana have above-average exposure to energy, so these economies could be more prone to lasting effects if the recovery does prove to be slower than is now anticipated.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of September 30, 2020. See the "Allowance" section for further information.
COVID-19 Pandemic
Regions' business operations and financial results are influenced by the economic environment in which the Company operates. The adverse economic conditions and uncertainty in the economic outlook as of September 30, 2020 driven by the COVID-19 pandemic continued to impact the third quarter 2020 financial results in the areas as described below. Regions expects that the pandemic will continue to influence economic conditions and the Company's financial results in future quarters.
In the third quarter of 2020, Regions re-opened branches for walk-in services. As branch lobbies re-open, Regions continues to keep measures in place to help ensure associate and customer safety, such as providing face coverings for all associates and reducing occupancy levels to encourage social distancing. As of September 30, 2020, approximately 99% of branches were open. Regions is in the process of implementing a phased approach to return remote working associates to office locations. As of September 30, 2020, approximately 90 percent of the Company's non-branch associates are working remotely.
During the third quarter of 2020, the Company continued to offer special financial assistance to support customers who were experiencing financial hardships related to the COVID-19 pandemic. This assistance included offering customer payment deferrals or forbearances to existing loans over a set period of time, typically 90 days. Residential mortgage payment assistance is granted through a forbearance. During the forbearance period, a borrower's payment obligation is suspended and no foreclosure action will be pursued. All payments are then due at expiration of the forbearance period, unless the loan has been modified. For most other loan products (commercial and consumer products except for residential real estate), payment assistance is granted through deferrals or extensions. Deferrals and extensions are different than forbearances in that all payments are normally not due at the end of the deferral or extension period. Instead, the payment due date is advanced. However, for most all products, interest continues to accrue on the loan during the deferral or forbearance period, unless the loan is on non-accrual.

As of September 30, 2020, the Company had total outstanding customer payment deferrals of approximately $1.5 billion, a decline of $4.2 billion from the second quarter. As of September 30, 2020, Regions had approximately 2,600 outstanding deferrals for business customers totaling approximately $468 million, of which approximately 68% are in a second deferral. Total business deferrals have declined $3.3 billion compared to June 30, 2020. As of September 30, 2020, Regions had approximately 8,900 consumer payment deferrals outstanding totaling $1.0 billion, of which approximately 85% are in a second deferral. Total consumer deferrals have declined $900 million from the second quarter. Included in consumer deferrals are approximately 4,800 forbearances related to residential mortgages totaling approximately $920 million, of which approximately 37% relate to loans repurchased from GNMA during the third quarter of 2020. Total mortgage deferrals declined $476 million from the second quarter and approximately 88% were in second deferral as of September 30, 2020. The second forbearance period expired for most loans in October, therefore these loans will either be modified, granted another forbearance (if approved through Regions' credit risk management framework) or will be evaluated for partial write-down and non-accrual status during the fourth quarter 2020. In addition Regions had active forbearances for approximately 9,300 mortgage loans serviced for others outstanding totaling approximately $1.5 billion, as of September 30, 2020.
During the months of August and September, approximately 20% of borrowers made a mortgage payment while in forbearance, approximately 20% of borrowers made a home equity payment, approximately 34% made a credit card payment, and approximately 10% made an auto loan payment while in deferral. Additionally, during the months of August and September, approximately 39% of corporate banking borrowers, which excludes Ascentium and branch small business customers, have made a payment while in deferral.
As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to COVID-19 beginning March 1, 2020 through the earlier of 60 days after the national emergency concerning the COVID-19 outbreak ends or December 31, 2020 are eligible for relief from TDR classification. Refer to Table 15 "Troubled Debt Restructurings" for further information.
As a certified SBA lender, Regions experienced a slight increase in lending activity in the third quarter of 2020 as the Company continued to assist customers through the loan process under the PPP. Under this program, Regions has approximately 46,500 loans outstanding totaling approximately $4.6 billion as of September 30, 2020.
Regions continues to have strong liquidity and capital levels, which have the Company well-prepared to respond to customer borrowing needs. The Company has ample sources of liquidity that include a granular and stable deposit base, cash balances held at the Federal Reserve, borrowing capacity at the Federal Home Loan Bank, unencumbered highly liquid securities, and borrowing availability at the Federal Reserve's discount window. See the "Liquidity", "Shareholders' Equity", and "Regulatory Capital" sections for further information.
The COVID-19 pandemic also affected non-interest income. Consumer spending increased moderately in the third quarter of 2020 as restrictions on economic activity were eased throughout the country. While moderate increases to consumer spending increased service charges and card and ATM fees compared to the second quarter, spend remains below pre-pandemic levels. If current spending levels persist, the Company estimates consumer service charges will remain $30 million to $35 million per quarter behind prior-year levels. See Table 28 "Non-Interest Income" for more detail.
Regions assessed goodwill for impairment in light of the economic environment caused by the COVID-19 pandemic and concluded that it was not more likely than not that the fair value of each of the Company's reporting units was less than its carrying value. Refer to the "Goodwill" section for further detail.
Regions has experienced a modest increase in cyber events as a result of the COVID-19 pandemic, however the Company's layered control environment has effectively detected and prevented any material impact related to these events. Refer to the "Information Security" section for further detail.
Supervisory Stress Test Update
On June 25, 2020, the Federal Reserve indicated that the Company exceeded all minimum capital levels under the supervisory stress test. The capital plan submitted to the Federal Reserve reflected no share repurchases through year-end 2020. During the third quarter, the FRB finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. On October 15, 2020, the Company declared a cash dividend for the fourth quarter of 2020 of $0.155 per share, which was in compliance with the Federal Reserve's SCB framework.
Third Quarter Results
Regions reported net income available to common shareholders of $501 million, or $0.52 per diluted share, in the third quarter of 2020 compared to $385 million, or $0.39 per diluted share, in the third quarter of 2019.
For the third quarter of 2020, net interest income (taxable-equivalent basis) totaled $1.0 billion, up $50 million compared to the third quarter of 2019. The net interest margin (taxable-equivalent basis) was 3.13 percent for the third quarter of 2020 and 3.44 percent in the third quarter of 2019. The increase in net interest income was primarily driven by increases in loan balances due to PPP lending, the Company's April 2020 equipment finance acquisition, increased production of residential first mortgage loans, a decrease in deposit costs, and decreases in short and long-term borrowings through the redemption of Bank senior notes and paydowns of FHLB advances. Net interest income also benefited from the execution of the Company's interest rate hedging strategy. The decline in net interest margin was primarily driven by elevated levels of cash held at the Federal Reserve and the impact of lower yielding PPP loans. Additionally, net interest margin was negatively impacted by the repricing of fixed rate loan portfolios and the securities portfolio at lower market interest rates.
The provision for credit losses totaled $113 million in the third quarter of 2020, as compared to the provision for loan losses of $108 million during the third quarter of 2019. The current quarter provision matched net charge-offs. Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $113 million, or an annualized 0.50 percent of average loans, in the third quarter of 2020, compared to $92 million, or an annualized 0.44 percent for the third quarter of 2019. The increase was driven primarily by deterioration in the loan portfolio due to the COVID-19 pandemic and the inclusion of net charge-offs associated with the April 2020 equipment finance acquisition. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance was 2.74 percent of total loans, net of unearned income at September 30, 2020 compared to 1.10 percent at December 31, 2019. The increase was impacted by the adoption of CECL at the beginning of 2020 and other factors discussed above, particularly the provisions recorded during the first half of 2020. The allowance was 316 percent of total non-performing loans at September 30, 2020 compared to 180 percent at December 31, 2019. Total non-performing loans increased to 0.87 percent of total loans, net of unearned income, at September 30, 2020, compared to 0.61 percent at December 31, 2019. The increase in non-performing loans was driven primarily by downgrades in retail IRE mortgage, administrative support, waste and repair, manufacturing, restaurant and energy-related credits. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $655 million for the third quarter of 2020, a $97 million increase from the third quarter of 2019. The increase was primarily driven by higher mortgage and capital markets income and a valuation gain on an equity investment. The increases are partially offset by lower service charges income. See Table 28 "Non-Interest Income" for more detail.
Total non-interest expense was $896 million in the third quarter of 2020, a $25 million increase from the third quarter of 2019. The increase was primarily driven by the April 2020 equipment finance acquisition. See Table 29 "Non-Interest Expense" for more detail.
Income tax expense for the three months ended September 30, 2020 was $104 million compared to $107 million for the same period in 2019. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
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
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $9.4 billion from year-end 2019 to September 30, 2020, due primarily to an increase in cash on deposit with the FRB. Significant deposit growth during the second and third quarters has contributed to historically elevated liquidity sources for the Company. Commercial customer deposit levels have significantly increased as customers have kept their PPP loans and brought excess deposits back to Regions. Additionally, consumers have kept government stimulus payments as well as continued to adjust their spending and saving behavior in response to the economic environment. Some of these liquidity sources were used to maintain cash at the FRB. See the "Liquidity" and "Deposits" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	September 30, 2020	December 31, 2019
	(In millions)
U.S. Treasury securities	$183	$182
Federal agency securities	106	43
Mortgage-backed securities:
Residential agency	19,708	16,226
Residential non-agency	1	1
Commercial agency	6,325	5,388
Commercial non-agency	602	647
Corporate and other debt securities	1,272	1,451
	$28,197	$23,938
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
Debt securities increased $4.3 billion from December 31, 2019 to September 30, 2020. Despite the interest rate volatility during the first nine months of 2020, Regions' comprehensive securities repositioning executed in late 2019 positioned the portfolio to react favorably to the current economic environment. The increase from year-end was the result of improved market valuation and purchases of mortgage-backed securities. During the third quarter of 2020, as part of its cash deployment strategy, Regions added $2.6 billion of residential agency mortgage-backed securities and $391 million of commercial agency mortgage-backed securities.

LOANS HELD FOR SALE
Loans held for sale totaled $1.2 billion at September 30, 2020, consisting of $1.1 billion of residential real estate mortgage loans, $117 million of commercial mortgage and other loans, and $5 million of non-performing loans. At December 31, 2019, loans held for sale totaled $637 million, consisting of $436 million of residential real estate mortgage loans, $188 million of commercial mortgage and other loans, and $13 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 68 percent of Regions’ interest-earning assets at September 30, 2020. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2020	December 31, 2019
	(In millions, net of unearned income)
Commercial and industrial	$45,199	$39,971
Commercial real estate mortgage—owner-occupied (1)	5,451	5,537
Commercial real estate construction—owner-occupied (1)	305	331
Total commercial	50,955	45,839
Commercial investor real estate mortgage	5,598	4,936
Commercial investor real estate construction	1,984	1,621
Total investor real estate	7,582	6,557
Residential first mortgage	16,195	14,485
Home equity lines	4,753	5,300
Home equity loans	2,839	3,084
Indirect—vehicles	1,120	1,812
Indirect—other consumer	2,663	3,249
Consumer credit card	1,189	1,387
Other consumer	1,063	1,250
Total consumer	29,822	30,567
	$88,359	$82,963
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
Many classes within Regions' portfolio segments continue to experience the impact of the COVID-19 pandemic. The extent to which Regions' borrowers are ultimately impacted will be a factor of the duration and severity of the economic impact as well as the effectiveness of the various government programs in place to support individuals and businesses. See Tables 3 through 8 below for more detail.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $5.2 billion since year-end 2019. This balance includes $4.6 billion of PPP loans generated in 2020 and the addition of $1.9 billion in loans related to the Ascentium acquisition that occurred at the beginning of the second quarter of 2020 (see the "Ascentium Acquisition" section for more information). In the first half of 2020, the portfolio experienced elevated draws on commercial lines of credit. However, during the third quarter of 2020, line utilization levels normalized and declined to historic lows at the end of the third quarter.

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
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	September 30, 2020
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,739	$997	$2,736
Agriculture	486	246	732
Educational services	3,052	920	3,972
Energy	1,878	2,210	4,088
Financial services	4,123	4,946	9,069
Government and public sector	2,954	634	3,588
Healthcare	4,582	2,448	7,030
Information	1,794	904	2,698
Manufacturing	4,773	4,176	8,949
Professional, scientific and technical services	2,599	1,577	4,176
Real estate (1)	7,605	7,393	14,998
Religious, leisure, personal and non-profit services	2,219	747	2,966
Restaurant, accommodation and lodging	2,426	365	2,791
Retail trade	2,977	2,039	5,016
Transportation and warehousing	2,711	1,283	3,994
Utilities	1,922	2,779	4,701
Wholesale goods	3,168	3,113	6,281
Other (2)	(53)	2,019	1,966
Total commercial	$50,955	$38,796	$89,751

	December 31, 2019 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,402	$888	$2,290
Agriculture	456	225	681
Educational services	2,724	676	3,400
Energy	2,172	2,528	4,700
Financial services	4,588	4,257	8,845
Government and public sector	2,825	522	3,347
Healthcare	3,646	1,802	5,448
Information	1,394	847	2,241
Manufacturing	4,347	3,912	8,259
Professional, scientific and technical services	1,970	1,299	3,269
Real estate (1)	7,067	7,224	14,291
Religious, leisure, personal and non-profit services	1,748	769	2,517
Restaurant, accommodation and lodging	1,780	420	2,200
Retail trade	2,439	2,039	4,478
Transportation and warehousing	1,885	1,250	3,135
Utilities	1,774	2,437	4,211
Wholesale goods	3,335	2,637	5,972
Other (2)	287	2,095	2,382
Total commercial	$45,839	$35,827	$81,666
________

(1)	"Real estate" includes REITs, which are unsecured commercial and industrial products that are real estate related.

(2)	"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.

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

As the COVID-19 pandemic continues, Regions' risk management framework provides for credit reviews to identify certain industry sectors within the commercial and investor real estate portfolio segments that have the highest risk due to COVID-19. A bottom-up review was performed in the third quarter of 2020, which narrowed high-risk industry sectors compared to the second quarter. As of September 30, 2020, these high-risk industries include energy, healthcare, other consumer services, restaurants, travel and leisure, hotels and retail. Industries identified as high-risk may change in future periods depending on how the macroeconomic environment conditions develop over time. These identified high-risk industries, and specified sectors within these industries, are detailed in Table 4 below. PPP loan balances are not included in Table 4 as these loans are not considered high risk. Regions is closely monitoring customers in these industries and has frequent dialogue with these customers. Certain of these exposures are also represented in Table 5 through Table 8 below. All loans within these tables are in the commercial portfolio segment, unless specifically identified as IRE.

Table 4—COVID-19 High-Risk Industries

	September 30, 2020
	Balance Outstanding	% of Total Loans	Utilization %	Leveraged % of Balance	SNC % of Balance	% Deferral	% Criticized
	($ in millions)
Commercial
Energy - E&P, oilfield services	$1,147	1.3%	60%	—%	79%	3%	43%
Healthcare - offices of physicians and other health practitioners	1,114	1.3%	74%	5%	5%	2%	4%
Other consumer services - religious organizations, amusement, charter bus industry, arts and recreation	970	1.1%	73%	25%	32%	5%	17%
Restaurants - full service	730	0.8%	84%	24%	37%	4%	40%
Total commercial	3,961	4.5%	70%	12%	39%	4%	25%

REITs and IRE
Unsecured Hotels - full service, limited service, extended stay	676	0.8%	78%	—%	96%	—%	—%
IRE Hotels - full service, limited service, extended stay	288	0.3%	87%	—%	—%	16%	95%
Unsecured Retail - inclusive of malls and outlet centers, excludes grocery anchored REITs	917	1.0%	44%	—%	100%	—%	10%
IRE Retail (non-essential) - inclusive of malls and outlet centers	733	0.8%	94%	—%	28%	1%	25%
Total REITs and IRE	2,614	3.0%	64%	—%	68%	2%	21%

Total COVID-19 high-risk industries	$6,575
Energy
Regions' direct energy portfolio is comprised mostly of E&P and midstream sector borrowers. As of September 30, 2020, oil prices have rebounded from all-time lows in April 2020, but have not yet reached pre-pandemic levels. None of Regions' direct energy credits are leveraged loans and Regions has no second lien energy exposure. During the first nine months of 2020, Regions has recognized approximately $128 million in energy charge-offs, of which 80% is associated with loans originated prior to 2016 and were unable to restructure after the 2015 downturn. Since first quarter 2015, utilization rates have remained between 40-60%. Hedge positions are adequate for oil producers and strong for natural gas providers, and approximately 2% of energy loans are currently operating under a COVID-19 payment deferral.

Table 5—Energy Industry Exposure

	September 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Oilfield services and supply	$312	17%	64%	$114	37%
E&P	835	44%	59%	381	46%
Midstream	592	32%	38%	135	23%
Downstream	46	2%	15%	—	—%
Other	79	4%	27%	33	42%
PPP	14	1%	100%	—	—%
Total energy	$1,878	100%	46%	$663	35%
Restaurant
Quarantining, social distancing, and reduced business travel as a result of the COVID-19 pandemic has and will continue to result in lost demand, much of which may not be recoverable. The quick service sector comprises over half of Regions' restaurant portfolio balances outstanding. The $730 million in COVID high-risk balances related to restaurants disclosed in Table 4 above is included across various sectors in Table 6 below, with the casual dining sector under the most stress in the current environment. Quick service restaurants, which focus on fast food service and limited menus, have performed relatively well during the pandemic given digital platforms, drive-through and delivery capabilities. Approximately 20% of restaurant outstandings are leveraged. Prior to the COVID-19 pandemic, Regions strategically exited some higher risk restaurant relationships at par. Approximately 2% of restaurant, accommodation and lodging portfolio balances are in payment deferrals as of September 30, 2020. During the first nine months of 2020, Regions has recognized approximately $33 million in restaurant charge-offs.

Table 6—Restaurant Industry Exposure

	September 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Quick service	$1,278	57%	82%	$166	13%
Casual dining	447	20%	89%	244	55%
Other	121	5%	81%	44	36%
PPP	407	18%	100%	—	—%
Total restaurant	$2,253	100%	86%	$454	20%
Hotel-related
Regions' hotel-related portfolio is primarily comprised of 11 REIT customers. These loans are unsecured commercial and industrial loans; however, they are real estate related. The REIT portfolio benefits from low leverage, strong liquidity, and diversity of property holdings. Companies have also taken proactive steps to reduce capital expenditures, cut dividends, and reduce overhead to preserve cash. SNCs comprise 57% of Regions' total hotel-related loans. Most of Regions' borrowers for secured hotel loans have requested deferrals. As noted above, approximately 2% of restaurant, accommodation and lodging portfolio balances are in payment deferrals as of September 30, 2020. The consumer services and PPP balances included in the table below along with the total restaurants balance in Table 6 above comprise the restaurant, accommodation and lodging balance in Table 3 above.
Table 7—Hotel-Related Industry Exposure

	September 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Commercial:
REITs	$676	59%	78%	$—	—%
Consumer services	136	12%	95%	7	5%
PPP	37	4%	100%	—	—%
Total commercial	849	75%		7	—%

IRE:
IRE - mortgage	237	21%	94%	222	94%
IRE - construction	51	4%	64%	51	100%
Total IRE	288	25%		273	95%

Total hotel-related	$1,137	100%	83%	$280	25%
Retail-related
Regions' retail-related industry is primarily comprised of REITs and non-leveraged commercial and industrial sectors. Approximately $425 million of outstanding balances across the REIT and IRE portfolios relate to shopping malls and outlet centers. Portfolio exposure to REITs specializing in enclosed malls consists of a small number of credits. Approximately 34% of mall REIT balances are investment grade with low leverage. The IRE portfolio is widely distributed. The largest tenants typically include "basic needs" anchors. The commercial and industrial retail portfolio is also widely distributed. The largest categories include motor vehicle and parts dealers, building materials, garden equipment and supplies, and non-store retailers. Owner-occupied CRE consists primarily of small strip malls and convenience stores which are largely term loans where a higher utilization rate is expected. Less than one percent of retail-related lending is operating in a deferral as of September 30, 2020. During the first nine months of 2020, Regions has recognized approximately $10 million in retail-related lending charge-offs. The commercial and industrial leveraged and non-leveraged, asset-based lending, PPP and CRE owner-occupied balances totaling $2,977 million in the table below comprise the retail trade commercial industry sector balance in Table 3.

Table 8—Retail-Related Industry Exposure

	September 30, 2020
	Balance Outstanding	% Outstanding	Utilization Rate	Criticized balances	Criticized percentage
	(In millions)
Commercial:
REITs	$1,406	27%	47%	$92	7%
Commercial and industrial - leveraged	225	4%	58%	—	—%
Commercial and industrial - not leveraged	1,236	24%	52%	42	3%
Asset-based lending	444	9%	39%	202	45%
PPP	337	8%	100%	—	—%
CRE - owner-occupied	735	14%	95%	26	4%
Total commercial	4,383	86%		362	8%

IRE	733	14%	94%	182	25%

Total commercial and IRE retail-related	$5,116	100%	58%	$544	11%

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $1.0 billion in comparison to 2019 year-end balances reflecting new fundings and draws on investor real estate construction lines.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $1.7 billion in comparison to 2019 year-end balances. The increase in residential first mortgage loans was primarily driven by an increase in originations due to historically low market interest rates during 2020. Approximately $5.4 billion in new loan originations were retained on the balance sheet through the first nine months of 2020. In addition, Regions repurchased approximately $340 million delinquent residential mortgage loans from GNMA during the third quarter of 2020.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $547 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2020. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 9—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2020	58	1.21%	46	0.97%	104
2021	84	1.77%	73	1.54%	157
2022	94	1.97%	90	1.90%	184
2023	125	2.63%	99	2.09%	224
2024	174	3.67%	134	2.81%	308
2025-2029	1,845	38.82%	1,607	33.81%	3,452
2030-2034	197	4.14%	116	2.45%	313
Thereafter	6	0.13%	5	0.09%	11
Total	2,583	54.34%	2,170	45.66%	4,753
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $245 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

Table 10—Estimated Current Loan to Value Ranges

	September 30, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$26	$4	$3	$8	$3
80% - 100%	2,622	52	125	43	13
Below 80%	13,287	2,488	1,958	2,533	224
Data not available	260	39	84	10	5
	$16,195	$2,583	$2,170	$2,594	$245

	December 31, 2019
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$32	$8	$18	$9	$5
80% - 100%	1,745	86	208	39	29
Below 80%	12,438	2,659	2,195	2,731	252
Data not available	270	35	91	14	5
	$14,485	$2,788	$2,512	$2,793	$291
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio class decreased $692 million from year-end 2019. The decrease is due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company will remain in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio class decreased $586 million from year-end 2019 due to exiting a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $198 million from year-end 2019 reflecting lower credit card transaction volume as customers react to the economic environment.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $187 million from year-end 2019.
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
Table 11— Allowance Changes

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020
	(In millions)
Allowance for credit losses, beginning balance (as adjusted for change in accounting guidance on January 1, 2020) (1)	$2,425	$1,665	$1,415
Initial allowance on acquired PCD loans	—	60	—
Net charge-offs	(113)	(182)	(123)
Provision over net charge-offs:
Economic outlook and adjustments	(22)	287	223
Changes in portfolio credit quality/uncertainty	115	382	42
Changes in specific reserves	52	(10)	36
Portfolio growth (run-off) (2)	(32)	147	72
Initial provision impact of non-PCD acquired loans(3)	—	76	—
Total provision over net charge-offs	—	700	250
Allowance for credit losses, ending balance	$2,425	$2,425	$1,665

Nine Months Ended September 30, 2020
(In millions)
Allowance for credit losses at January 1 (as adjusted for change in accounting guidance) (1)	$1,415
Initial allowance on acquired PCD loans	60
Net charge-offs	(418)
Provision over net charge-offs:
Economic outlook and adjustments	488
Changes in portfolio credit quality/uncertainty	539
Changes in specific reserves	78
Portfolio growth (run-off) (2)	187
Initial provision impact of non-PCD acquired loans(3)	76
Total provision over net charge-offs	950
Allowance for credit losses at September 30	$2,425
_______

(1)
Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

(2)
Excludes the impact of PPP loans of $4.6 billion and $4.5 billion as of September 30, 2020 and June 30, 2020, respectively, which are fully backed by the U.S. government and do not have an associated allowance.

(3)	This balance includes $64 million related to the initial allowance for non-PCD loans acquired as part of the Ascentium acquisition. Impact included only for the quarter of acquisition.

While the third quarter of 2020 showed signs of economic improvement, there continues to be uncertainty surrounding the economic environment due to the COVID-19 pandemic. Credit metrics improved during the third quarter, and deferrals and forbearance balances declined. Additionally, unprecedented stimulus is working its way through the economic system, evidenced by higher consumer spend in the current quarter. While economic growth improved, the public health crisis is not resolved and continued economic uncertainty remains. While the initial economic stimulus for those on unemployment expired in the third quarter, a temporary stimulus was approved at a slightly reduced rate and, many on unemployment had higher cash flows than when they were employed. Additionally, mortgage LTVs are holding up well and the HPI showed robust appreciation. As the credit risk within Regions' loan portfolio continues to be evaluated for the remainder of 2020, both negative and positive factors of the ever-evolving economic landscape were considered in determining the allowance estimate.
Credit metrics are monitored throughout the quarter in order to understand external macro-views of credit metrics, trends and industry outlooks as well as Regions' internal specific views of credit metrics and trends. The third quarter of 2020 exhibited some signs of improvement from the initial onset of the COVID-19 pandemic, as commercial and investor real estate criticized balances decreased approximately $491 million and total net charge-offs decreased $69 million compared to the second quarter. Conversely, classified balances increased $74 million and non-performing loans, excluding held for sale, increased $153 million compared to the second quarter. Regions performed a bottom-up review of commercial and IRE loan portfolios during the third quarter, which resulted in fewer sectors considered high-risk compared to the second quarter. As of September 30, 2020, $6.6 billion of commercial and investor real estate loans are in COVID-19 high-risk industry segments, a decline of $1.8 billion from June 30, 2020. These high-risk industries include energy, healthcare, other consumer services, restaurants, travel and leisure, unsecured and investor real estate hotels, unsecured retail and investor real estate retail. Refer to the "Portfolio Characteristics" section for more information about the high-risk industries.
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
Changes in the macroeconomic environment can be extremely impactful to the allowance estimate under CECL. Regions' economic forecast utilized in the January 1, 2020 allowance estimate upon adoption of CECL considered a relatively benign economic environment. The forecast utilized in the March 31, 2020 allowance estimate considered a more stressed economic environment due to the onset of the COVID-19 pandemic based on early stage pandemic information. The economic forecast utilized in the June 30, 2020 allowance estimate included further deterioration primarily due to higher levels of unemployment. The economic forecast utilized in the September 30, 2020 allowance estimate includes normalization of economic activity, albeit at an uneven pace across individual states and industry groups. Refer to the Economic Environment in Regions' Banking Markets within the "Third Quarter Overview" section for more information. Regions benchmarked its internal forecast with external forecasts and external data available.
Risks to the economic forecast included a high degree of uncertainty around how wide the COVID-19 pandemic could spread, how long it could persist, and if any public health changes could trigger another round of shutdowns. In the second quarter of 2020, the economic environment produced unintuitive modeled results due to sensitivity to the unemployment forecasts, specifically the transient spike in unemployment rates. The CECL models are not built or conditioned to reflect the unprecedented levels of stimulus and cannot anticipate (or connect) the new relationships between economic variables and portfolio risks that existed during the second quarter. In the third quarter of 2020, unemployment declined from the second quarter to more normalized, yet elevated, forecasted levels and the CECL models reacted as directionally expected. The normalized, yet elevated, trends in the third quarter were considered to inform appropriate model adjustments for economic uncertainty. Industry-level stress analyses were also performed on industries most acutely impacted by the COVID-19 pandemic. Refer to the "Portfolio Characteristics" section for more information about COVID-19 impacted industries.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The September 30, 2020 general imprecision allowance considered the incremental risk specific to the economic uncertainty caused by COVID-19 on commercial and consumer models as well as the incremental risk associated with payment deferrals for certain consumer models that are not economically conditioned and as such do not fully consider these impacts.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of September 30, 2020. The unemployment rate is the most significant macroeconomic factor among the CECL models. Unemployment normalized in the third quarter as noted above and, after reviewing updated factors, the Company determined that a current period adjustment to the Base forecast for unemployment was not required.

Table 12— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		September 30, 2020
	3Q2020	4Q2020	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022
Real GDP, annualized % change	25.20%	8.50%	1.40%	1.90%	2.10%	2.10%	2.30%	2.30%	1.90%
Unemployment rate	9.00%	8.40%	8.10%	7.70%	7.40%	7.00%	6.80%	6.60%	6.40%
HPI, year-over-year % change	5.00%	4.70%	3.90%	3.30%	2.60%	2.50%	2.60%	2.60%	2.50%
S&P 500	3,345	3,395	3,407	3,421	3,436	3,453	3,467	3,483	3,497
Based on the overall analysis performed, management deemed an allowance of $2.4 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of September 30, 2020.
In June 2020, the Federal Reserve disclosed their estimated modeled credit losses for Regions as a part of the supervisory stress test. The Federal Reserve's economic scenario resulted in estimated losses for Regions of $5.3 billion. Whereas this scenario assumed a different macroeconomic outlook than Regions', it may represent a possible range of potential credit losses assuming a longer-term, widespread pandemic. As a point of clarification, the Federal Reserve's scenario assumes severe deterioration across both business services (commercial and investor real estate) and consumer portfolios, while Regions assumes deterioration mainly in the business services portfolio. Additionally, the Federal Reserve's estimate includes no benefit of government stimulus or benefit from debt payment relief being offered by Regions and other financial institutions. See the "Third Quarter Overview" section for further information regarding the Company's economic outlook.
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

Table 13—Allowance for Credit Losses

	Nine Months Ended September 30
	2020	2019
	(Dollars in millions)
Allowance for loan losses at January 1	$869	$840
Cumulative change in accounting guidance (1)	438	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,307	840

Loans charged-off:
Commercial and industrial	291	105
Commercial real estate mortgage—owner-occupied	8	8
Residential first mortgage	3	4
Home equity lines	9	13
Home equity loans	2	4
Indirect—vehicles	16	22
Indirect—other consumer	58	54
Consumer credit card	46	51
Other consumer	54	68
	487	329
Recoveries of loans previously charged-off:
Commercial and industrial	24	19
Commercial real estate mortgage—owner-occupied	4	5
Commercial investor real estate mortgage	1	1
Commercial investor real estate construction	—	1
Residential first mortgage	3	3
Home equity lines	8	9
Home equity loans	2	3
Indirect—vehicles	8	9
Indirect—other consumer	1	—
Consumer credit card	7	7
Other consumer	11	10
	69	67
Net charge-offs:
Commercial and industrial	267	86
Commercial real estate mortgage—owner-occupied	4	3
Commercial investor real estate mortgage	(1)	(1)
Commercial investor real estate construction	—	(1)
Residential first mortgage	—	1
Home equity lines	1	4
Home equity loans	—	1
Indirect—vehicles	8	13
Indirect—other consumer	57	54
Consumer credit card	39	44
Other consumer	43	58
	418	262
Provision for loan losses	1,327	291
Initial allowance on acquired PCD loans	60	—
Allowance for loan losses at September 30	2,276	869
Reserve for unfunded credit commitments at beginning of year	45	51
Cumulative change in accounting guidance (1)	63	—
Provision (credit) for unfunded credit losses	41	(3)
Reserve for unfunded credit commitments at September 30	149	48
Allowance for credit losses at September 30	$2,425	$917
Loans, net of unearned income, outstanding at end of period	$88,359	$82,786
Average loans, net of unearned income, outstanding for the period	$88,199	$83,536

	Nine Months Ended September 30
	2020	2019
	(Dollars in millions)
Net loan charge-offs as a % of average loans, annualized:
Commercial and industrial	0.78%	0.29%
Commercial real estate mortgage—owner-occupied	0.10%	0.07%
Total commercial	0.71%	0.26%
Commercial investor real estate mortgage	(0.03)%	(0.04)%
Commercial investor real estate construction	—%	(0.06)%
Total investor real estate	(0.03)%	(0.05)%
Residential first mortgage	—%	0.01%
Home equity—lines of credit	0.02%	0.10%
Home equity—closed-end	—%	0.06%
Indirect—vehicles	0.73%	0.65%
Indirect—other consumer	2.49%	2.76%
Consumer credit card	4.10%	4.53%
Other consumer	5.03%	6.30%
Total consumer	0.66%	0.76%
Total	0.63%	0.42%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	2.74%	1.11%
Allowance for credit losses at end of period to loans, excluding PPP, net (non-GAAP) (2)	2.90%	1.11%
Allowance for loan losses at end of period to loans, net of unearned income	2.58%	1.05%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	316%	198%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	297%	188%
_______

(1)
Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

(2)	See Table 23 for calculation.
Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 14—Allowance Allocation

	September 30, 2020			January 1, 2020
	Loan Balance	Allowance Allocation	Allowance to Loans % (1)	Loan Balance	Allowance Allocation	Allowance to Loans % (1)
Commercial and industrial	$45,199	$1,119	2.48%	$39,971	$443	1.11%
Commercial real estate mortgage—owner-occupied	5,451	247	4.53%	5,537	153	2.76%
Commercial real estate construction—owner-occupied	305	22	7.16%	331	14	4.23%
Total commercial	50,955	1,388	2.72%	45,839	610	1.33%
Commercial investor real estate mortgage	5,598	165	2.94%	4,936	54	1.09%
Commercial investor real estate construction	1,984	30	1.53%	1,621	16	0.99%
Total investor real estate	7,582	195	2.57%	6,557	70	1.07%
Residential first mortgage	16,195	153	0.94%	14,485	86	0.59%
Home equity lines	4,753	131	2.75%	5,300	144	2.72%
Home equity loans	2,839	38	1.34%	3,084	32	1.04%
Indirect—vehicles	1,120	26	2.38%	1,812	26	1.43%
Indirect—other consumer	2,663	258	9.70%	3,249	267	8.22%
Consumer credit card	1,189	162	13.59%	1,387	112	8.07%
Other consumer	1,063	74	6.95%	1,250	68	5.44%
Total consumer	29,822	842	2.82%	30,567	735	2.40%
	$88,359	$2,425	2.74%	$82,963	$1,415	1.71%
_______
(1) Amounts have been calculated using whole dollar values.

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020 are eligible for relief from TDR classification. Regions elected this provision of the CARES Act; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below.
Under Regions' COVID-19 deferral and forbearance programs, customer payments are deferred for a period of time, typically 90 days. During this time, a customer's loan is not considered past due and continues to accrue interest (unless it is a nonperforming loan). As of September 30, 2020, the initial 90-day deferral period had expired for the majority of COVID-19 modified loans. See the "Third Quarter Overview" section for details on deferrals as of September, 30, 2020. Upon expiration of the deferral period, customers may apply for additional relief or resume making payments on their loans. Repayment plans for the deferrals differ depending on the loan type and repayment ability of the borrower. The CARES Act relief and short-term nature of most COVID-19 deferrals precluded these modifications from being classified as TDRs as of September 30, 2020.
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
Table 15—Troubled Debt Restructurings

	September 30, 2020		December 31, 2019
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$74	$6	$106	$15
Investor real estate	45	2	32	3
Residential first mortgage	178	25	177	18
Home equity lines	37	5	42	2
Home equity loans	83	9	109	5
Consumer credit card	1	—	1	—
Other consumer	3	—	4	—
	421	47	471	43
Non-accrual status or 90 days past due and still accruing:
Commercial	178	22	139	20
Investor real estate	—	—	1	—
Residential first mortgage	36	5	40	4
Home equity lines	2	—	2	—
Home equity loans	8	1	6	—
	224	28	188	24
Total TDRs - Loans	$645	$75	$659	$67

TDRs - Held For Sale	—	—	1	—
Total TDRs	$645	$75	$660	$67

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
Table 16—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$245	$33	$291	$19
Additions	232	35	147	11
Charge-offs	(52)	—	(26)	—
Other activity, inclusive of payments and removals (1)	(173)	(23)	(183)	5
Balance, end of period	$252	$45	$229	$35
_________
(1) The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $18 million of commercial loans and $12 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, $4 million of commercial loans and $1 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:

Table 17—Non-Performing Assets

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$459	$347
Commercial real estate mortgage—owner-occupied	85	73
Commercial real estate construction—owner-occupied	12	11
Total commercial	556	431
Commercial investor real estate mortgage	114	2
Commercial investor real estate construction	4	—
Total investor real estate	118	2
Residential first mortgage	36	27
Home equity lines	47	41
Home equity loans	9	6
Indirect - vehicles	1	—
Total consumer	93	74
Total non-performing loans, excluding loans held for sale	767	507
Non-performing loans held for sale	5	13
Total non-performing loans(1)	772	520
Foreclosed properties	26	53
Non-marketable investments received in foreclosure	—	5
Total non-performing assets(1)	$798	$578
Accruing loans 90 days past due:
Commercial and industrial	$10	$11
Commercial real estate mortgage—owner-occupied	—	1
Total commercial	10	12
Commercial investor real estate mortgage	1	—
Total investor real estate	1	—
Residential first mortgage(2)	86	70
Home equity lines	25	32
Home equity loans	12	10
Indirect—vehicles	5	7
Indirect—other consumer	3	3
Consumer credit card	13	19
Other consumer	3	5
Total consumer	147	146
	$158	$158
Non-performing loans(1) to loans and non-performing loans held for sale	0.87%	0.63%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.90%	0.70%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $47 million at September 30, 2020 and $66 million at December 31, 2019.

Non-performing loans at September 30, 2020 have increased compared to year-end levels, primarily driven by downgrades in retail IRE mortgage, energy and restaurant loans, all of which, have experienced stress due to recent declines in demand brought on by the COVID-19 pandemic.

Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
At September 30, 2020, Regions estimates that the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status in the next quarter is within the range of $150 million to $250 million.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 18— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$431	$2	$74	$507
Additions	661	121	21	803
Net payments/other activity	(165)	(5)	(2)	(172)
Return to accrual	(67)	—	—	(67)
Charge-offs on non-accrual loans(2)	(272)	—	—	(272)
Transfers to held for sale(3)	(14)	—	—	(14)
Transfers to real estate owned	(4)	—	—	(4)
Sales	(14)	—	—	(14)
Balance at end of period	$556	$118	$93	$767

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$11	$103	$496
Additions	310	4	—	314
Net payments/other activity	(153)	(4)	(25)	(182)
Return to accrual	(16)	—	—	(16)
Charge-offs on non-accrual loans(2)	(96)	(1)	—	(97)
Transfers to held for sale(3)	(29)	(1)	—	(30)
Transfers to real estate owned	(3)	—	—	(3)
Sales	(20)	—	—	(20)
Balance at end of period	$375	$9	$78	$462
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $6 million and $8 million recorded upon transfer for the nine months ended September 30, 2020 and 2019, respectively.

GOODWILL
Goodwill totaled $5.2 billion at September 30, 2020 and $4.8 billion at December 31, 2019 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit). The increase in goodwill from December 31, 2019 was related to the Company's acquisition of Ascentium during the second quarter of 2020.
The result of the assessment performed for the third quarter of 2020 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the September 30, 2020 interim period. Refer to Note 5 "Goodwill" to the consolidated financial statements for further information.
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
The following table summarizes deposits by category:
Table 19—Deposits

	September 30, 2020	December 31, 2019
	(In millions)
Non-interest-bearing demand	$49,754	$34,113
Savings	11,159	8,640
Interest-bearing transaction	22,294	20,046
Money market—domestic	29,387	25,326
Time deposits	5,840	7,442
Customer deposits	118,434	95,567
Corporate treasury time deposits	11	108
Corporate treasury other deposits	—	1,800
	$118,445	$97,475
Total deposits at September 30, 2020 increased approximately $21.0 billion compared to year-end 2019 levels, due to increases in non-interest-bearing demand, savings, interest-bearing transaction and domestic money market categories. These increases were partially offset by decreases in corporate treasury other deposits and customer time deposits. Non-interest-bearing demand deposits continued to increase as customers have been bringing their elevated cash levels back to Regions. Also, businesses are focused on supply chain efficiencies and turnover of receivables which has increased their cash balances and resulting deposits. Savings, interest-bearing transaction and domestic money market categories increased due to customers choosing to keep excess cash from government stimulus and funds from PPP loans in their deposit accounts. Additionally, consumers' spending has declined due to the economic environment and consumers continue to adjust their spending and saving patterns, which has led to an increase in deposit balances. Customer time deposits decreased due to maturities during the third quarter, and continued lower interest rates during the third quarter resulted in a decrease in the utilization of time deposit accounts. Corporate treasury other deposits decreased as these deposits were used to supplement incremental balance sheet funding at year-end 2019, but were not utilized at the end of the third quarter of 2020.

SHORT-TERM BORROWINGS
Short-term borrowings, which consist of FHLB advances, were zero at September 30, 2020 as compared to $2.1 billion at December 31, 2019. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized. FHLB borrowings decreased from December 31, 2019 to September 30, 2020 as the increase in deposits reduced the need for funding from the FHLB.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions funding strategy. The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
LONG-TERM BORROWINGS
Table 20—Long-Term Borrowings

	September 30, 2020	December 31, 2019
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$359	$358
2.75% senior notes due August 2022	998	997
3.80% senior notes due August 2023	997	996
2.25% senior notes due April 2025	746	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	156	156
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	104	45
	3,758	2,950
Regions Bank:
FHLB advances	—	2,501
2.75% senior notes due April 2021	190	549
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	66	350
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	—	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	—	499
6.45% subordinated notes due June 2037	496	495
Ascentium note securitizations	406	—
Other long-term debt	3	32
Valuation adjustments on hedged long-term debt	—	4
	1,161	4,929
Total consolidated	$4,919	$7,879
Long-term borrowings decreased by approximately $3.0 billion since year-end 2019, due primarily to the decrease in FHLB advances of $2.5 billion, as well as several other debt transactions. As mentioned above in the "Short-Term Borrowings" section, the increase in deposits also reduced the need for long-term borrowings from the FHLB. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB. In the second quarter of 2020, Regions issued $750 million of senior notes due 2025. The issuance was more than offset by partial tenders and redemptions executed in the second and third quarters of 2020. In the second quarter, Regions executed a partial tender of the two Regions Bank Senior Notes due April 2021. In the third quarter, Regions redeemed the two Regions Bank Senior Notes due August 2021 in their entirety. In conjunction with the partial tenders and redemptions of bank notes and early terminations of FHLB advances, Regions incurred related early extinguishment pre-tax charges totaling $8 million for the first nine months of 2020. Lastly, through the Ascentium acquisition, Regions acquired securitized borrowings, which the Company will manage within its broader liability management process and in line with the allowable terms of the contracts.
Long-term FHLB advances had a weighted-average interest rate of 1.9 percent at December 31, 2019.
The Ascentium note securitizations have various classes and have a weighted-average interest rate of 2.25 percent as of September 30, 2020, with remaining maturities ranging from 3 years to 7 years and a weighted-average of 6.0 years.

SHAREHOLDERS’ EQUITY
Shareholders’ equity was $17.9 billion at September 30, 2020 as compared to $16.3 billion at December 31, 2019. During the first nine months of 2020, net income increased shareholders' equity by $478 million, cash dividends on common stock reduced shareholders' equity by $447 million and cash dividends on preferred stock reduced shareholder's equity by $75 million. The cumulative effect from the adoption of CECL decreased shareholders' equity by $377 million. See Note 1 "Basis of Presentation" for information about the CECL adoption. Changes in accumulated other comprehensive income increased shareholders' equity by $1.7 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the nine months ended September 30, 2020. The derivative instruments are hedges designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists. Lastly, during the second quarter of 2020, the Company issued Series D preferred stock, which increased shareholders' equity by $346 million.
See Note 6 "Shareholders' Equity and Accumulated Other Comprehensive Income" and the "Regulatory Capital Requirements" section for additional information.
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
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL on regulatory capital requirements.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased-in over the following three years.  The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At September 30, 2020, the impact of the addback on CET1 was approximately $611 million, or approximately 56 basis points.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 21—Regulatory Capital Requirements

Transitional Basis Basel III Regulatory Capital Rules	September 30, 2020 Ratio (1)	December 31, 2019 Ratio	Minimum Requirement	To Be Well Capitalized
Basel III common equity Tier 1 capital:
Regions Financial Corporation	9.32%	9.68%	4.50%	N/A
Regions Bank	11.69	11.58	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.85%	10.91%	6.00%	6.00%
Regions Bank	11.69	11.58	6.00	8.00
Total capital:
Regions Financial Corporation	13.03%	12.68%	8.00%	10.00%
Regions Bank	13.41	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.53%	9.65%	4.00%	N/A
Regions Bank	9.20	10.24	4.00	5.00%
_______
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

In October of 2020, the SCB framework, that was finalized in the first quarter of 2020, was implemented. This new framework created a firm-specific risk sensitive buffer that is applied to regulatory minimum capital levels to help determine effective minimum ratio requirements. The SCB is now floored at 2.5% to ensure effective minimum capital levels do not decline as a result of this rule change. At implementation, the SCB replaced the current Capital Conservation Buffer, which was a static 2.5% in addition to the minimum risk-weighted asset ratios shown above.

During the third quarter, the Federal Reserve finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The 3.0 percent requirement represented the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends.
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

As of September 30, 2020
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
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average total loans”, "ending total loans excluding PPP, net", "ACL to loans excluding PPP, net ratio", “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common shareholders' equity”, and end of period “tangible common shareholders’ equity”, and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
Average total loans are presented excluding loan balances related to loans originated through the SBA's PPP program, the indirect-other consumer exit portfolio, and indirect vehicles exit portfolio to arrive at adjusted average total loans (non-GAAP). Regions believes adjusting average total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.
Ending total loans are presented excluding loan balances related to loans originated through the SBA's PPP program. Regions believes the related ACL to loans excluding PPP ratio provides meaningful information about credit loss allowance levels when the SBA's PPP loans, which are fully backed by the U.S. government, are excluded from total loans.
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
The following tables provide: 1) a reconciliation of average total loans (GAAP) to adjusted average total loans (non-GAAP), 2) a reconciliation of ending total loans (GAAP) to ending total loans excluding PPP loans (non-GAAP) and a computation of ACL to ending loans excluding PPP loans (non-GAAP), 3) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 4) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 5) a reconciliation of net interest income/margin, taxable equivalent basis (GAAP) to adjusted net interest income/margin, taxable equivalent basis (non-GAAP), 6) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 9) a computation of adjusted total revenue (non-GAAP), 7) a computation of the adjusted efficiency ratio (non-GAAP), 8) a computation of the adjusted fee income ratio (non-GAAP), and 9) a reconciliation of average and ending shareholders’ equity (GAAP) to average and ending tangible common shareholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP).
Table 23—GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans (GAAP)	$89,370	$82,986	$88,199	$83,536
Less: SBA PPP Loans	4,558	—	28	—
Less: Indirect-other consumer exit portfolio (1)	1,318	1,906	1,502	1,853
Less: Indirect—vehicles	1,223	2,247	1,447	2,581
Adjusted average total loans (non-GAAP)	$82,271	$78,833	$85,222	$79,102

	September 30, 2020	December 31, 2019	September 30, 2019
	(Dollars in millions)
ACL/LOANS, EXCLUDING PPP, NET
Ending total loans (GAAP)	$88,359	$82,963	$82,786
Less: SBA PPP loans	4,594	—	—
Ending total loans excluding PPP, net (non-GAAP)	$83,765	$82,963	$82,786
ACL at period end	$2,425	$914	$917
ACL/Loans, excluding PPP, net (non-GAAP)	2.90%	1.10%	1.11%

		Three Months Ended September 30		Nine Months Ended September 30
		2020	2019	2020	2019
		(Dollars in millions)
INCOME
Net income (GAAP)		$530	$409	$478	$1,193
Preferred dividends (GAAP)		(29)	(24)	(75)	(56)
Net income available to common shareholders (GAAP)	A	$501	$385	$403	$1,137
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense (GAAP)	B	$896	$871	$2,656	$2,592
Significant items:
Branch consolidation, property and equipment charges		(3)	(5)	(24)	(13)
Salary and employee benefits—severance charges		(2)	(1)	(5)	(5)
Loss on early extinguishment of debt		(2)	—	(8)	—
Professional, legal and regulatory expenses		—	—	(7)	—
Acquisition expenses		—	—	(1)	—
Adjusted non-interest expense (non-GAAP)	C	$889	$865	$2,611	$2,574
Net interest income (GAAP)	D	$988	$937	$2,888	$2,827
Taxable-equivalent adjustment		12	13	37	40
Net interest income, taxable-equivalent basis	E	1,000	950	2,925	2,867
Non-interest income (GAAP)	F	655	558	1,713	1,554
Significant items:
Securities (gains) losses, net		(3)	—	(4)	26
Valuation gain on equity investment (2)		(44)	—	(44)	—
Leveraged lease termination gains		—	(1)	(2)	(1)
Gain on sale of affordable housing residential mortgage loans (3)		—	—	—	(8)
Adjusted non-interest income (non-GAAP)	G	$608	$557	$1,663	$1,571
Total revenue	D+F=H	$1,643	$1,495	$4,601	$4,381
Adjusted total revenue	D+G=I	$1,596	$1,494	$4,551	$4,398
Total revenue, taxable-equivalent basis	E+F=J	$1,655	$1,508	$4,638	$4,421
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,608	$1,507	$4,588	$4,438
Efficiency ratio (GAAP)	B/J	54.13%	57.75%	57.27%	58.63%
Adjusted efficiency ratio (non-GAAP)	C/K	55.28%	57.40%	56.93%	58.00%
Fee income ratio (GAAP)	F/J	39.57%	37.00%	36.94%	35.15%
Adjusted fee income ratio (non-GAAP)	G/K	37.81%	36.97%	36.26%	35.41%
RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY
Average shareholders’ equity (GAAP)		$17,759	$16,621	$17,203	$15,918
Less: Average intangible assets (GAAP)		5,322	4,949	5,214	4,940
Average deferred tax liability related to intangibles (GAAP)		(103)	(93)	(96)	(94)
Average preferred stock (GAAP)		1,656	1,310	1,459	1,097
Average tangible common shareholders’ equity (non-GAAP)	L	$10,884	$10,455	$10,626	$9,975
Return on average tangible common shareholders’ equity (non-GAAP)(4)	A/L	18.32%	14.62%	5.07%	15.24%

		September 30, 2020	December 31, 2019
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending shareholders’ equity (GAAP)		$17,904	$16,295
Less: Ending intangible assets (GAAP)		5,316	4,950
Ending deferred tax liability related to intangibles (GAAP)		(105)	(92)
Ending preferred stock (GAAP)		1,656	1,310
Ending tangible common shareholders’ equity (non-GAAP)	M	$11,037	$10,127
Ending total assets (GAAP)		$145,180	$126,240
Less: Ending intangible assets (GAAP)		5,316	4,950
Ending deferred tax liability related to intangibles (GAAP)		(105)	(92)
Ending tangible assets (non-GAAP)	N	$139,969	$121,382
End of period shares outstanding	O	960	957
Tangible common shareholders’ equity to tangible assets (non-GAAP)	M/N	7.88%	8.34%
Tangible common book value per share (non-GAAP)	M/O	$11.49	$10.58

________
(1) In the fourth quarter of 2019, Regions decided not to renew a third party relationship.
(2) In the third quarter of 2020, the equity investee executed an initial public offering. However, the Company is subject to a conventional post-issuance 180 day lock-up period, which prevents the sale of its position.
(3) The gain on sale of affordable housing residential mortgage loans in the first quarter of 2019 was the result of the sale of approximately $167 million of loans.
(4) Income statement amounts have been annualized in calculation.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 24—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities (1)	$24,950	$140	2.24%	$23,909	$160	2.67%
Loans held for sale	1,147	8	2.89	557	5	3.73
Loans, net of unearned income (2)(3)	89,370	915	4.06	82,986	983	4.70
Other earning assets	11,695	8	0.30	2,087	15	2.82
Total earning assets	127,162	1,071	3.35	109,539	1,163	4.21
Unrealized gains/(losses) on securities available for sale, net (1)	1,143			251
Allowance for loan losses	(2,308)			(857)
Cash and due from banks	2,174			1,891
Other non-earning assets	14,674			13,839
	$142,845			$124,663
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$10,935	4	0.14	$8,607	4	0.16
Interest-bearing checking	22,098	4	0.07	18,257	33	0.71
Money market	29,146	8	0.12	24,904	42	0.68
Time deposits	6,150	16	1.08	7,712	31	1.67
Other deposits	13	—	1.87	977	6	2.25
Total interest-bearing deposits (4)	68,342	32	0.19	60,457	116	0.77
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	208	1	2.28
Other short-term borrowings	—	—	—	2,187	13	2.31
Long-term borrowings	5,829	39	2.63	9,340	83	3.47
Total interest-bearing liabilities	74,171	71	0.38	72,192	213	1.17
Non-interest-bearing deposits (4)	48,314	—	—	33,599	—	—
Total funding sources	122,485	71	0.23	105,791	213	0.80
Net interest spread (1)			2.97			3.04
Other liabilities	2,576			2,251
Shareholders’ equity	17,759			16,621
Noncontrolling Interest	25			—
	$142,845			$124,663
Net interest income /margin on a taxable-equivalent basis (5)		$1,000	3.13%		$950	3.44%
_____

(1)	Debt securities are included on an amortized cost basis with yield, net interest spread, and net interest margin calculated accordingly.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $21 million and $1 million for the three months ended September 30, 2020 and 2019, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.11% and 0.49% for the three months ended September 30, 2020 and 2019, respectively.

(5)
The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both September 30, 2020 and 2019 adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2020			2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities—taxable (1)	$24,184	$446	2.46%	$24,423	$488	2.66%
Loans held for sale	824	19	3.12	420	12	3.83
Loans, net of unearned income (2)(3)	88,199	2,741	4.13	83,536	2,983	4.75
Other earning assets	7,195	32	0.60	2,199	55	3.35
Total earning assets	120,402	3,238	3.58	110,578	3,538	4.26
Unrealized gains (losses) on securities available for sale, net (1)	896			(107)
Allowance for loan losses	(1,829)			(852)
Cash and due from banks	2,053			1,880
Other non-earning assets	14,316			13,938
	$135,838			$125,437
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$9,973	11	0.15	$8,754	11	0.16
Interest-bearing checking	21,046	32	0.20	18,808	99	0.70
Money market	27,395	46	0.22	24,418	131	0.72
Time deposits	6,712	63	1.27	7,662	91	1.62
Other deposits	333	4	1.58	948	17	2.32
Total interest-bearing deposits (4)	65,459	156	0.32	60,590	349	0.77
Federal funds purchased and securities sold under agreements to repurchase	50	1	1.39	265	4	2.38
Other short-term borrowings	1,064	9	1.13	1,964	37	2.46
Long-term borrowings	7,261	147	2.68	10,640	281	3.49
Total interest-bearing liabilities	73,834	313	0.57	73,459	671	1.22
Non-interest-bearing deposits (4)	42,323	—	—	33,791	—	—
Total funding sources	116,157	313	0.36	107,250	671	0.83
Net interest spread (1)			3.01			3.04
Other liabilities	2,470			2,265
Shareholders’ equity	17,203			15,918
Noncontrolling Interest	8			4
	$135,838			$125,437
Net interest income and other financing income/margin on a taxable-equivalent basis (1)(5)		$2,925	3.24%		$2,867	3.47%
_____

(1)	Debt securities are included on an amortized cost basis with yield, net interest spread, and net interest margin calculated accordingly.

(2)	Loans, net of unearned income include non-accrual loans for all periods presented.

(3)	Interest income includes net loan fees of $26 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively.

(4)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.19% and 0.49% for the nine months ended September 30, 2020 and 2019, respectively.

(5)
The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both September 30, 2020 and 2019 adjusted for applicable state income taxes net of the related federal tax benefit.

The increase in net interest income for the third quarter 2020 compared to the same period in 2019 was driven by increases in loan balances attributable to PPP lending, the Company's April 2020 equipment finance company acquisition, increased production of residential first mortgage loans, a decrease in deposit costs, and decreases in short and long-term borrowings through the redemption of Bank senior notes and paydowns of FHLB advances. Net interest income also benefitted from the execution of the Company's interest rate hedging strategy. The hedges are designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists, and had a positive impact of approximately $163 million for the first nine months of 2020, of which $94 million was realized in the three months ended September 30, 2020. The hedging strategy produced no benefits before 2020.
The declines in net interest margin for the third quarter 2020 and the first nine months of 2020, compared to the same periods in 2019, were primarily driven by elevated cash levels, increases in loan balances due to PPP lending and loan production at lower market interest rates. Additionally, net interest margin was negatively impacted by the repricing of fixed rate loan portfolios and the securities portfolio at lower market interest rates.
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
Exposure to Interest Rate Movements—As of September 30, 2020, Regions was modestly asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2021. The third quarter continued the trend of strong balance sheet growth in low-cost deposits and cash balances held with the Federal Reserve. These trends increase reported asset sensitivity levels in the near-term; however, this is offset somewhat by the addition of approximately $3 billion of fixed-rate investment securities (Agency MBS and Agency CMBS) within the quarter.
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

Table 25—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2020(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$249
+ 100 basis points	144
- 100 basis points (floored)(3)	(79)

Instantaneous Change in Interest Rates
+ 200 basis points	$286
+ 100 basis points	184
- 100 basis points (floored)(3)	(100)
_________

(1)
Disclosed interest rate sensitivity levels represent the 12 month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.

(2)
Forward starting cash flow hedges already transacted will reduce sensitivity levels into 1Q 2021 as they continue to move into the measurement horizon. See Table 27 for additional information regarding hedge start dates.

(3)
The -100 basis point (floored) scenario represents a 12 month average rate shock of -16 basis points and -80 basis points to approximately zero for 1 month LIBOR and the 10 year U.S. Treasury yield, respectively. Mortgage yield shocks are floored at their historical minimums minus 35 basis points.

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
As discussed above, the interest rate sensitivity analysis presented in Table 25 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates and industry liquidity, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include loan growth and deposit normalization reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current environment. In the base case scenario and falling rate scenarios in Table 25, interest-bearing deposit rates move into the single digits. In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case balance sheet assumptions as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $3 billion over 12 months in the gradual +100 basis point scenario in Table 25. Since the end of 2019, Regions has seen sizable deposit growth, which has contributed to its higher interest rate risk sensitivity year-to-date. The Company estimates that every $1 billion decline in total deposit balances would reduce NII sensitivity in Table 25 by approximately -$8 million and +$2 million in the gradual +100 basis point and the gradual -100 basis point floored shock scenarios, respectively. While estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market competitive factors.
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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 26—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2020
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$3,100	2.6	1.7%	0.2%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	16,000	4.5	1.9	0.2	—
Interest rate floors	5,750	4.0	—	—	2.1
Total derivatives designated as hedging instruments	$24,850	4.2	1.9%	0.2%	2.1%
_________

(1)	Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
A portion of the cash flow hedging relationships designated in Table 26 above are forward starting as of September 30, 2020, including $1.0 billion notional of the outstanding cash flow swaps and $250 million notional of the outstanding cash flow floors. Forward starting swaps and floors have maturities of approximately five years from their respective start dates, and further information regarding the timeline for start dates has been disclosed in Table 27. During the third quarter, Regions unwound $1 billion notional of interest rate floors at a gain, which will be amortized throughout the life of the original instrument, or approximately five years. This action was performed to partially offset the asset duration increases provided by the $3 billion securities portfolio additions within the quarter.
The following table presents cash flow hedge notional amounts with start dates prior to the year-end periods shown through 2026. All cash flow hedge notional amounts mature prior to the end of 2027.

Table 27—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2020(1)(2)	2021(1)(2)	2022	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps	$15,250	$16,000	$16,000	$13,700	$12,700	$3,750	$1,250
Interest rate floors	5,500	5,750	5,750	5,750	3,000	250	—
Cash flow hedges	$20,750	$21,750	$21,750	$19,450	$15,700	$4,000	$1,250
_________

(1)	As forward starting cash flow hedges are transacted within the 12 month measurement horizon, they will reduce 12 month net interest income sensitivity levels as disclosed in Table 25.

(2)
As of September 30, 2020, $15.0 billion of the $16.0 billion notional of the cash flow swaps and $5.50 billion of the $5.75 billion notional of the interest rate floors are active. During the fourth quarter of 2020, $250 million notional of interest rate swaps become active. The remaining $750 million notional of interest rate swaps and $250 million notional of interest rate floors become active in the first quarter of 2021.

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
LIBOR Transition—In 2017, the Financial Conduct Authority, which regulates LIBOR, announced that by the end of 2021, panel banks will no longer be required to submit estimates that are used to construct LIBOR, confirming that the continuation of LIBOR will not be guaranteed beyond that date.  Regions holds instruments that may be impacted by the likely discontinuance of LIBOR, including loans, investments, derivative products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff, with all relevant business lines and support groups engaged. As part of this program, the Company continues to identify, assess, and monitor risks associated with the discontinuation, unavailability, or non-representativeness of LIBOR. Regions is also coordinating with regulatory agencies and industry groups to identify appropriate alternative rates for contracts expiring after 2021, and preparing for this transition as it relates to both new and existing exposures. Significant uncertainty remains; however, steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee. Continuing activities of the LIBOR Transition Program include facilitating the transition of all financial and strategic processes, systems, and models; performing assessments of the transition’s impact to contracts and products; evaluating necessary operational and infrastructure enhancements to implement alternative benchmark rates; and coordinating communications with customers. In the third quarter of 2020, Regions adopted temporary accounting relief for affected transactions that reference LIBOR. See Note 13 “Recent Accounting Pronouncements” to the consolidated financial statements for details.

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
On March 27, 2020, the CARES Act was signed into law as a response to the economic uncertainty amid the COVID-19 pandemic. A focus of the Act is the establishment of federally guaranteed loans for small businesses under the PPP. Regions, a certified SBA lender, has and will continue to assist its customers through the process of utilizing this program. As a lending institution in this program, additional liquidity is available to the Company through the Federal Reserve's Paycheck Protection Program Liquidity Facility. As of September 30, 2020, Regions has not used the Paycheck Protection Program Liquidity Facility.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $2.5 billion at September 30, 2020. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. These minimum requirements are informed by internal stress testing measures which are reflective of Regions' portfolio and business mix. The Bank's funding and contingency planning does not currently assume any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2020, Regions had approximately $11.4 billion in cash on deposit with the FRB, an increase from approximately $2.5 billion at December 31, 2019, due to the significant increase in deposits associated with government programs offered in relation to COVID-19. Refer to the "Cash and Cash Equivalents" section for more information.

Regions’ borrowing availability with the FRB as of September 30, 2020, based on assets pledged as collateral on that date, was $13.7 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2020, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $16.8 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain eligible securities and loans as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
INFORMATION SECURITY RISK
Regions faces a variety of operational risks, including information security risks. Information security risks, such as evolving and adaptive cyber attacks that are conducted regularly against Regions and other large financial institutions to compromise or disable information systems, have generally increased in recent years. This trend is expected to continue for a number of reasons, including the proliferation of new technologies, increase in technology-based products and services used by us and our customers, the growing use of mobile devices and cloud technologies, the ability to conduct more financial transactions online, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
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
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. Regions adopted CECL on January 1, 2020. Upon adoption, Regions classified the provision for unfunded credit losses as provision for credit losses. Prior to 2020, the provision for unfunded credit losses was included in non-interest expense. The provision for credit losses totaled $113 million in the third quarter of 2020 compared to the provision for loan losses of $108 million during the third quarter of 2019. The provision for credit losses totaled $1.4 billion for the first nine months of 2020 compared to the provision for loan losses of $291 million during the first nine months of 2019. Refer to the "Allowance for Credit Losses" section for further detail.

NON-INTEREST INCOME
Table 28—Non-Interest Income

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2020 vs. 9/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$152	$186	$(34)	(18.3)%
Card and ATM fees	115	114	1	0.9%
Investment management and trust fee income	62	63	(1)	(1.6)%
Capital markets income	61	36	25	69.4%
Mortgage income	108	56	52	92.9%
Investment services fee income	23	20	3	15.0%
Commercial credit fee income	20	19	1	5.3%
Bank-owned life insurance	17	18	(1)	(5.6)%
Securities gains (losses), net	3	—	3	NM
Market value adjustments on employee benefit assets - other	14	7	7	100.0%
Valuation gain on equity investment (1)	44	—	44	NM
Other miscellaneous income	36	39	(3)	(7.7)%
	$655	$558	$97	17.4%

	Nine Months Ended September 30		Year-to-Date 9/30/2020 vs. 9/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$461	$542	$(81)	(14.9)%
Card and ATM fees	321	343	(22)	(6.4)%
Investment management and trust fee income	186	179	7	3.9%
Capital markets income	165	117	48	41.0%
Mortgage income	258	114	144	126.3%
Investment services fee income	62	59	3	5.1%
Commercial credit fee income	55	55	—	—%
Bank-owned life insurance	52	60	(8)	(13.3)%
Securities gains (losses), net	4	(26)	30	115.4%
Market value adjustments on employee benefit assets - defined benefit	—	5	(5)	(100.0)%
Market value adjustments on employee benefit assets - other	5	4	1	25.0%
Valuation gain on equity investment (1)	44	—	44	NM
Other miscellaneous income	100	102	(2)	(2.0)%
	$1,713	$1,554	$159	10.2%
________
NM - Not Meaningful

(1)
In the third quarter of 2020, the equity investee executed an initial public offering. However, the Company is subject to a conventional post-issuance 180 day lock-up period, which prevents the sale of its position.

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The decreases during the third quarter and first nine months of 2020 compared to the same periods of 2019 were the result of lower customer spending due to the COVID-19 pandemic. Government stimulus programs resulting from the COVID-19 pandemic aided in the increase of customer deposits, elevation of customer liquidity and also resulted in a reduction in overdraft charges. Although consumer spending has begun to normalize, if spend levels continue at the current pace, service charges on deposit accounts will continue to be negatively impacted in comparison to the prior year levels. See the "Third Quarter Overview" section for further detail.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. In the third quarter of 2020, card and ATM fees recovered to prior year levels, primarily driven by debit card spending. However, card and ATM fees decreased for the first nine months of 2020 as compared to the same period of 2019. The decline was due to decreases in bank card and consumer credit card income in the first and second quarters of 2020 as a result of declines in debit and credit card spending and transaction volumes associated with the COVID-19 pandemic. Although card and ATM fees are beginning to recover, if fee levels continue at the current pace, they will continue to be lower on a year-to-date basis as compared to the prior year levels.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increases in the third quarter and first nine months of 2020, compared to the same periods of 2019, were primarily driven by increases in debt and equity underwriting and positive market-related credit valuation adjustments tied to credit derivatives within commercial swap income. During both the third quarter of 2020 and first nine months of 2020, positive valuation adjustments totaled $5 million, compared to negative adjustments of $6 million for the third quarter of 2019 and $15 million the first nine months of 2019. Capital markets income also benefited from an increase in fees generated from the placement of permanent financing for real estate during the the first nine months of 2020 as compared to the first nine months of the prior year.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increases in mortgage income in the third quarter and first nine months of 2020 compared to the same periods of 2019 were due to increased loan production and sales income as lower interest rates during the current quarter and first nine months of 2020 drove higher loan application volume.
Bank-owned life insurance—Bank-owned life insurance decreased in the first nine months of 2020 compared to the same period in 2019 due primarily to a decrease in claims benefits in the first quarter of 2020 and favorable market adjustments in the first quarter of 2019.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments reported as employee benefit assets - other are offset in salaries and benefits. Changes to market valuation adjustments in 2020 compared to 2019 were driven by the overall performance of the equity markets. Furthermore, the Company repositioned its defined employee benefits assets portfolio during the second quarter of 2019 into investments that are no longer subject to the volatility of the equity markets.
Valuation gain on equity investment—Valuation gain on equity investment is associated with an unrealized holding gain on an equity investment in a company which executed an initial public offering during the third quarter of 2020. However, the Company is subject to a conventional post-issuance 180-day lockup period, which prevents the sale of its position and is therefore reflected in the investment valuation.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item referenced above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges.

NON-INTEREST EXPENSE
Table 29—Non-Interest Expense

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2020 vs. 9/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$525	$481	$44	9.1%
Net occupancy expense	80	80	—	—%
Furniture and equipment expense	89	83	6	7.2%
Outside services	44	48	(4)	(8.3)%
Professional, legal and regulatory expenses	22	21	1	4.8%
Marketing	22	23	(1)	(4.3)%
FDIC insurance assessments	10	12	(2)	(16.7)%
Credit/checkcard expenses	12	19	(7)	(36.8)%
Branch consolidation, property and equipment charges	3	5	(2)	(40.0)%
Visa class B shares expense	5	5	—	—%
Provision (credit) for unfunded credit losses (1)	—	(2)	2	100.0%
Loss on early extinguishment of debt	2	—	2	NM
Other miscellaneous expenses	82	96	(14)	(14.6)%
	$896	$871	$25	2.9%

	Nine Months Ended September 30		Year-to-Date 9/30/2020 vs. 9/30/2019
	2020	2019	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,519	$1,428	$91	6.4%
Net occupancy expense	235	242	(7)	(2.9)%
Furniture and equipment expense	258	243	15	6.2%
Outside services	133	145	(12)	(8.3)%
Professional, legal and regulatory expenses	68	67	1	1.5%
Marketing	68	69	(1)	(1.4)%
FDIC insurance assessments	36	37	(1)	(2.7)%
Credit/checkcard expenses	37	53	(16)	(30.2)%
Branch consolidation, property and equipment charges	24	13	11	84.6%
Visa class B shares expense	18	12	6	50.0%
Provision (credit) for unfunded credit losses(1)	—	(3)	3	100.0%
Loss on early extinguishment of debt	8	—	8	NM
Other miscellaneous expenses	252	286	(34)	(11.9)%
	$2,656	$2,592	$64	2.5%
________
NM - Not Meaningful
(1) Upon adoption of CECL on January 1, 2020, the provision for credit losses presented within net interest income after provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during the third quarter and the first nine months of 2020 compared to the same periods in 2019, driven primarily by higher production-based incentives, the addition of associates through the Company's April 2020 equipment finance acquisition and annual merit raises that occurred in the second quarter of 2020. Also contributing to the increase for the first nine months of 2020 was increased pay related to the COVID-19 pandemic. Full-time equivalent headcount increased to 19,766 at September 30, 2020 from 19,549 at September 30,

2019, primarily due to the addition of approximately 450 associates from the Company's April 2020 equipment finance acquisition offset by headcount reductions elsewhere.
Net occupancy expense—Net occupancy expense includes rent, depreciation, ad valorem taxes, utilities, insurance, and maintenance. Net occupancy expense decreased during the first nine months of 2020 compared to the same period in 2019 primarily due to lower operating expenses resulting from the shelter in place orders during the COVID-19 pandemic.
Furniture and equipment expense—Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during the third quarter and first nine months of 2020 compared to the same periods in 2019 primarily due to increases in rental expenses and maintenance and repairs related to investments in technology.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services decreased during the third quarter and the first nine months of 2020 compared to the same periods in 2019 due primarily to Regions exiting a third party lending relationship in late 2019.
Credit/checkcard expenses—Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses decreased during the third quarter and first nine months of 2020 compared to the same periods in 2019 primarily due to a decline in checkcard fraud.
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
Visa class B shares expense—Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to the finalization of certain covered litigation. Visa class B shares expense increased in the first nine months of 2020 compared to the same periods in 2019 as a result of increases in Visa's stock price.
Loss on early extinguishment of debt—During the third quarter of 2020, Regions incurred pre-tax early extinguishment charges totaling $2 million related to the redemption of $1.0 billion in Regions Bank senior notes and early terminations of all remaining FHLB advances. Additionally, during the second quarter of 2020, Regions executed the partial debt extinguishment of two Bank senior notes and early terminations of certain FHLB advances, incurring related early extinguishment pre-tax charges totaling $6 million. See the "Long-Term Borrowings" section for additional information.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased during the third quarter and the first nine months of 2020 compared to the same periods in 2019 primarily due to lower operational losses, declines in expenses related to non-service related pension costs and lower expenses associated with limited travel as a result of the COVID-19 pandemic.
INCOME TAXES
The Company’s income tax expense for the three months ended September 30, 2020 was $104 million compared to $107 million for the three months ended September 30, 2019, resulting in effective tax rates of 16.5 percent and 20.6 percent, respectively. The income tax expense for the nine months ended September 30, 2020 was $99 million compared to $305 million for the nine months ended September 30, 2019, resulting in effective tax rates of 17.1 percent and 20.3 percent, respectively. The effective tax rates are lower in both current year periods due primarily to a consistent level of permanent income tax preferences having a proportionally larger impact relative to pre–tax earnings, which were negatively impacted in the current year because of the COVID–19 pandemic.
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
At September 30, 2020, the Company reported a net deferred tax liability of $517 million compared to a net deferred tax liability of $328 million at December 31, 2019. The increase in the net deferred tax liability was primarily due to an increase in unrealized gains on derivative instruments and available for sale securities, partially offset by an increase in the deferred tax asset related to the allowance.

ASCENTIUM ACQUISITION
On April 1, 2020, Regions completed its acquisition of an equipment finance company Ascentium Capital, LLC. The acquisition gives Regions the ability to increase business loans and leases to small business customers using Ascentium's tech-enabled same-day credit decision and funding capabilities.
As a result of the acquisition Regions recorded approximately $2.4 billion of assets and assumed $1.9 billion of liabilities. Of the total assets acquired, $1.9 billion were loans and leases that are included in Regions' commercial and industrial loan portfolio. Of the liabilities assumed, $1.8 billion were long-term borrowings. Regions subsequently paid down a significant portion of the borrowings, and as of September 30, 2020, $406 million of long-term debt remained. Assets acquired and liabilities assumed were recorded at estimated fair value.
These fair value estimates are considered preliminary as of September 30, 2020. Fair value estimates, including loans, intangible assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
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
Regions recorded PCD loans of $873 million as a result of the acquisition, which was reflective of a nominal discount. Regions recorded an ALLL related to these loans of $60 million, which was included in the total acquired asset value as part of the acquisition.
The non-credit discount related to Ascentium's PCD loans and the fair value mark on non-PCD loans will be amortized to interest income over the contractual life of the loan using the effective interest method. The amortization will not be material.
In conjunction with the acquisition, Regions initially recognized goodwill of $348 million and other intangible assets of $47 million. In the third quarter of 2020, goodwill declined $6 million due to purchase accounting adjustments. Intangible assets are comprised of trademarks, customer lists and other intangibles. Intangible assets will be amortized over the expected useful life of each recognized asset.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 91 through 95 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2020, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic (including the possibility of further resurgences or waves of COVID-19), the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
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
In the third quarter of 2020, Regions re-opened branches for walk-in services. As branch lobbies re-open, Regions continues to keep measures in place to help ensure associate and customer safety. Approximately 90% of non-branch associates are continuing to work remotely. If these measures are not effective in serving our customers or affect the productivity of our associates, they may lead to significant disruptions in our business operations.
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
We are offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic, including waivers of certain withdrawal fees from time deposits and savings and money market accounts, loan payment deferrals and extensions, credit card payment extensions, and consumer mortgage payment forbearance and payment deferment. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on borrowers, we may experience higher rates of default and increased credit losses in future periods. In addition, in many cases, the initial periods of payment deferrals, extensions, and forbearances have ended, which may require us to provide additional assistance or lead to higher rates of default and increased credit losses.
Additionally, we are a certified and qualified SBA lender and have provided approximately $4.6 billion in PPP loans. These assistance efforts may adversely affect our revenue and results of operations and may make our results more difficult to forecast as the PPP forgiveness process has just begun and the timing and amount of forgiveness to which our borrowers will be entitled cannot be predicted. The PPP and other government programs in which we may participate are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. Further, Regions has been named in lawsuits in connection with its participation in the PPP and may be named in additional lawsuits in the future.
Certain industries where Regions has credit exposure, including restaurants, hotels, and commercial retail, have experienced and in some cases are continuing to experience, significant operational challenges as a result of the COVID-19 pandemic. These operational challenges could result in corporate lending clients making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity. The effects of the COVID-19 pandemic may also cause our commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses. The pandemic may also alter consumer behavior, including spending patterns both in the short term and the long term. Accordingly, certain of these industries may continue to be negatively impacted even after the pandemic has subsided.
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
The effects of the COVID-19 pandemic on economic and market conditions initially increased demands on our liquidity as we met our customers’ and clients’ needs. During the third quarter of 2020, the Federal Reserve has required large banks, including Regions, to preserve capital by suspending share repurchases, capping dividend payments at the amount paid in the second quarter, and further limiting dividends according to a formula based on recent net income. In addition, the Federal Reserve is requiring large banks, including Regions, to update and resubmit their capital plans later this year to reflect current economic stresses. The Federal Reserve has indicated that it will evaluate these resubmitted plans and that it may extend the restrictions on capital actions on a quarter-by-quarter basis as the economic situation continues to evolve. We must comply with these restrictions and will otherwise continue to exercise prudent capital management and monitor the business environment. In particular, if the Federal Reserve extends the dividend restriction that is based on recent net income, and the pandemic continues or worsens, it may be difficult for us to maintain our dividend at its current level.
The COVID-19 pandemic may impact our assessment of our goodwill. During the third quarter of 2020, Regions concluded that it was not more likely than not that the fair value of each of our reporting units was less than its carrying value, therefore a test of goodwill impairment was not required for any of Regions’ reporting units. Risks to our goodwill assessment are generally expected to continue until the pandemic subsides.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The ultimate success of these measures remains unknown and these measures may not be sufficient to address the negative effects of the COVID-19 pandemic or avert severe and prolonged reductions in economic activity.
Other negative effects of the COVID-19 pandemic that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the U.S. economy fully recovers. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q. Until the pandemic subsides, we expect continued draws on lines of credit, reduced revenues from our lending businesses, increased credit losses in our lending portfolios and decreased fee income. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 27, 2019, Regions announced the Board authorization of the repurchase of up to $1.370 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the end of the third quarter of 2020. Regions did not repurchase any outstanding common stock during the three month period ended September 30, 2020, and given the uncertainty in the overall economic environment as a result of the COVID-19 pandemic, no share repurchases are currently anticipated for 2020.
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

101
The following materials from Regions' Form 10-Q Report for the quarterly period ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q Report for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 5, 2020	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)