Form 10-K
period 2020-12-31
REGIONS FINANCIAL CORP
filed 2021-02-24
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Common Stock, $.01 par value—$10,382,139,803 as of June 30, 2020.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—960,674,032 shares issued and outstanding as of February 22, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 21, 2021 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ACL- Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
ALLL- Allowance for loan and lease losses.
Allowance- Allowance for credit losses.
AMLA - Anti-Money Laundering Act of 2020
AOCI - Accumulated other comprehensive income.
ASC - Accounting Standards Codification.
Ascentium - Ascentium Capital, LLC., an equipment finance entity acquired April 1, 2020.
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
BHC - Bank Holding Company.
BHC Act - Bank Holding Company Act of 1956, as amended.
BITS - Technology policy division of the Bank Policy Institute.
Board - The Company’s Board of Directors.
BSA - Bank Secrecy Act
CAP - Customer Assistance Program.
CARES Act - Coronavirus Aid, Relief, and Economic Security Act.
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
CHR - Compensation and Human Resources.
CMBS - Commercial mortgage-backed securities.
Company - Regions Financial Corporation and its subsidiaries.
COSO - Committee of Sponsoring Organizations of the Treadway Commission.
COVID-19 - Coronavirus Disease 2019.
CPI- Consumer price index.
CPR - Constant (or Conditional) prepayment rate.
CRA - Community Reinvestment Act of 1977.

CRE - Commercial real estate- mortgage owner-occupied and commercial real estate-construction owner-occupied classes in the Commercial portfolio segment.
DE&I - Diversity, Equity & Inclusion
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
FCA - Financial Conduct Authority.
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
Fintechs - Financial Technology Companies.
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
HUD - U.S. Department of Housing and Urban Development.
HCM - Human Capital Management.
ISM - Institute for Supply Chain Management.
IPO - Initial public offering.

IRA - Individual Retirement Account.
IRE - Investor real estate portfolio segment.
IRS - Internal Revenue Service.
ISM - Institute for Supply Management.
LCR - Liquidity coverage ratio.
LGD - Loss given default.
LIBOR - London InterBank Offered Rate.
LLC - Limited Liability Company.
LROC - Liquidity Risk Oversight Committee.
LTIP - Long-term incentive plan.
LTV - Loan to value.
MBA - Mortgage Bankers Association.
MBS - Mortgage-backed securities.
M&A - Mergers and Acquisitions.
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
OFAC - U.S. Treasury Department - Office of Foreign Assets Control.
OIS - Overnight indexed swap.
OLA - Orderly Liquidation Authority.
OTTI - Other-than-temporary impairment.
PCD - Purchased credit deteriorated.
PCE - Personal Consumption Expenditure.
PD - Probability of default.
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

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Further, statements about the potential effects of the COVID-19 pandemic on our businesses, operations, and financial results and conditions may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic (including any resurgences), actions taken by governmental authorities in response to the pandemic and their success, the effectiveness and acceptance of any vaccines, and the direct and indirect impact of the pandemic on our customers, third parties and us. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:
•Current and future economic and market conditions in the United States generally or in the communities we serve (in particular the Southeastern United States), including the effects of possible declines in property values, increases in unemployment rates, financial market disruptions and potential reductions of economic growth, which may adversely affect our lending and other businesses and our financial results and conditions.
•Possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, which could have a material adverse effect on our earnings.
•Possible changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity.
•The impact of pandemics, including the ongoing COVID-19 pandemic, on our businesses, operations, and financial results and conditions. The duration and severity of the ongoing COVID-19 pandemic, which has disrupted the global economy, has and could continue to adversely affect our capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase our allowance for credit losses, impair collateral values, and result in lost revenue or additional expenses. The pandemic could also cause an outflow of deposits, result in goodwill impairment charges and the impairment of other financial and nonfinancial assets, and increase our cost of capital.
•Any impairment of our goodwill or other intangibles, any repricing of assets, or any adjustment of valuation allowances on our deferred tax assets due to changes in law, adverse changes in the economic environment, declining operations of the reporting unit or other factors.
•The effect of changes in tax laws, including the effect of any future interpretations of or amendments to Tax Reform, which may impact our earnings, capital ratios and our ability to return capital to shareholders.
•Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans and leases, including operating leases.
•Changes in the speed of loan prepayments, loan origination and sale volumes, charge-offs, credit loss provisions or actual credit losses where our allowance for credit losses may not be adequate to cover our eventual losses.
•Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.
•Loss of customer checking and savings account deposits as customers pursue other, higher-yield investments, which could increase our funding costs.
•Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits, which could adversely affect our net income.

•Our ability to effectively compete with other traditional and non-traditional financial services companies, including fintechs, some of whom possess greater financial resources than we do or are subject to different regulatory standards than we are.
•Our inability to develop and gain acceptance from current and prospective customers for new products and services and the enhancement of existing products and services to meet customers’ needs and respond to emerging technological trends in a timely manner could have a negative impact on our revenue.
•Our inability to keep pace with technological changes, including those related to the offering of digital banking and financial services, could result in losing business to competitors.
•Changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, including as a result of the recent change in U.S. presidential administration and control of the U.S. Congress, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.
•Our capital actions, including dividend payments, common stock repurchases, or redemptions of preferred stock or other regulatory capital instruments, must not cause us to fall below minimum capital ratio requirements, with applicable buffers taken into account, and must comply with other requirements and restrictions under law or imposed by our regulators, which may impact our ability to return capital to shareholders.
•Our ability to comply with stress testing and capital planning requirements (as part of the CCAR process or otherwise) may continue to require a significant investment of our managerial resources due to the importance of such tests and requirements.
•Our ability to comply with applicable capital and liquidity requirements (including, among other things, the Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms, and if we fail to meet requirements, our financial condition and market perceptions of us could be negatively impacted.
•The effects of any developments, changes or actions relating to any litigation or regulatory proceedings brought against us or any of our subsidiaries.
•The costs, including possibly incurring fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results.
•Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business.
•Our ability to execute on our strategic and operational plans, including our ability to fully realize the financial and non-financial benefits relating to our strategic initiatives.
•The risks and uncertainties related to our acquisition or divestiture of businesses.
•The success of our marketing efforts in attracting and retaining customers.
•Our ability to recruit and retain talented and experienced personnel to assist in the development, management and operation of our products and services may be affected by changes in laws and regulations in effect from time to time.
•Fraud or misconduct by our customers, employees or business partners.
•Any inaccurate or incomplete information provided to us by our customers or counterparties.
•Inability of our framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could, among other things, result in a breach of operating or security systems as a result of a cyber attack or similar act or failure to deliver our services effectively.
•Dependence on key suppliers or vendors to obtain equipment and other supplies for our business on acceptable terms.
•The inability of our internal controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts.
•The effects of geopolitical instability, including wars, conflicts, civil unrest, and terrorist attacks and the potential impact, directly or indirectly, on our businesses.
•The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes, and environmental damage (specifically in the Southeastern United States), which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change.

•Changes in commodity market prices and conditions could adversely affect the cash flows of our borrowers operating in industries that are impacted by changes in commodity prices (including businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in the production of commodities), which could impair their ability to service any loans outstanding to them and/or reduce demand for loans in those industries.
•Our ability to identify and address cyber-security risks such as data security breaches, malware, ransomware, “denial of service” attacks, “hacking” and identity theft, including account take-overs, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation.
•Our ability to achieve our expense management initiatives.
•Market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, derivative products, debt obligations, deposits, investments, and loans.
•Possible downgrades in our credit ratings or outlook could, among other negative impacts, increase the costs of funding from capital markets.
•The effects of a possible downgrade in the U.S. government’s sovereign credit rating or outlook, which could result in risks to us and general economic conditions that we are not able to predict.
•The effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally could require us to change certain business practices, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.
•The effects of the failure of any component of our business infrastructure provided by a third party could disrupt our businesses, result in the disclosure of and/or misuse of confidential information or proprietary information, increase our costs, negatively affect our reputation, and cause losses.
•Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends to shareholders.
•Changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect our financial statements and how we report those results, and expectations and preliminary analyses relating to how such changes will affect our financial results could prove incorrect.
•Other risks identified from time to time in reports that we file with the SEC.
•Fluctuations in the price of our common stock and inability to complete stock repurchases in the time frame and/or on the terms anticipated.
•The effects of any damage to our reputation resulting from developments related to any of the items identified above.
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

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. The terms "Regions," "the Company," "we," "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, trust services, merger and acquisition advisory services, and other specialty financing. At December 31, 2020, Regions had total consolidated assets of approximately $147.4 billion, total consolidated deposits of approximately $122.5 billion and total consolidated shareholders’ equity of approximately $18.1 billion.
Regions is a Delaware corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2020, Regions operated 2,083 ATMs and 1,369 total branch outlets across the South, Midwest and Texas.
The following chart depicts the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	289
Tennessee	209
Alabama	196
Georgia	114
Mississippi	112
Texas	98
Louisiana	92
Arkansas	66
Missouri	55
Indiana	49
Illinois	42
South Carolina	21
Kentucky	11
Iowa	8
North Carolina	7
Total	1,369
Other Financial Services Operations
In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:
Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, each a wholly-owned subsidiary of Regions Bank, provide equipment financing products focusing on commercial clients. Ascentium Capital, also a wholly-owned subsidiary of Regions Bank, provides financing of essential-use equipment for small business customers through a technology-enabled model that delivers same-day credit decisions and funding.
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
Regions Investment Management, Inc. serves as the investment adviser to Regions Wealth Management division and trades in stocks and bonds for trust clients.  Highland Associates, Inc. is an institutional investment firm providing investment counsel and consulting services to not-for-profit healthcare entities and mission-based organizations. Regions Bank has also retained Highland Associates, Inc. to provide investment advisory services with respect to assets held in accounts in Regions Bank’s trust department. Both Regions Investment Management, Inc. and Highland Associates, Inc. are wholly-owned subsidiaries of Regions Bank.
Regions Affordable Housing LLC is a wholly-owned subsidiary of Regions Bank headquartered in Great Neck, New York, and engages in low income housing tax credit corporate fund syndication and asset management.
Supervision and Regulation
We are subject to the extensive regulatory framework applicable to BHCs and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC’s DIF and the banking system as a whole, and generally is not intended for the protection of shareholders or other investors. Described below are the material elements of selected laws and regulations applicable to us and our subsidiaries. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
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
We are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock and certain of our depository shares representing our outstanding preferred stock are listed on the NYSE. Consequently, we are also subject to the NYSE’s rules for listed companies.
In October 2019, the Federal Reserve and the other Federal bank regulators finalized rules that tailor the application of the enhanced prudential standards and capital and liquidity regulations to BHCs and depository institutions per the EGRRCPA amendments (the “Tailoring Rules”). The Tailoring Rules assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (1) cross-jurisdictional activity, (2) wSTWF, (3) non-bank assets, (4) off-balance sheet exposure, and (5) status as a U.S. G-SIB.
Under the Tailoring Rules, Regions and Regions Bank are each subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Firms subject to Category IV standards are generally subject to the same capital and liquidity requirements as firms with less than $100 billion in total consolidated assets, but are, among other things, subject to certain enhanced prudential standards and also required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring Rules, Category IV firms are, among other things, (1) not subject to LCR requirements (or, in certain cases, subject to reduced requirements), (2) no longer subject to company-run capital stress testing requirements, (3) subject to supervisory capital stress testing on a biennial instead of annual basis, (4) subject to requirements to develop and maintain a capital plan on an annual basis and (5) subject to certain liquidity risk management and risk committee requirements.

Regions cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from the recent change in U.S. presidential administration, yet such changes may have a material impact on Regions’ business, financial condition or results of operations. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
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
•6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to risk-weighted assets;
•8.0% total capital (that is, tier 1 capital plus tier 2 capital) to risk-weighted assets; and
•4.0% tier 1 capital to total average consolidated assets as defined under U.S. Basel III Standardized approach (known as the “leverage ratio”).
The U.S. capital rules previously imposed a CCB of 2.5% on top of the three minimum risk-weighted asset ratios listed above for all banking organizations subject to the rule. On March 4, 2020, the Federal Reserve approved a final rule designed to create a single, integrated capital requirement by combining the quantitative assessment of the capital plans of BHCs with $100 billion or more in total consolidated assets, such as Regions, with the CCB requirement. Details of this final rule are discussed under “- Comprehensive Capital Analysis and Review and Stress Testing” below.
Regions and Regions Bank are subject to the final rule adopted by the Federal Reserve, OCC and FDIC in July 2019 relating to simplifications of the capital rules applicable to non-advanced approaches banking organizations. These rules became effective for the Company on April 1, 2020, and provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. Basel III rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Regions or Regions Bank. The impact of Basel IV will depend on the manner in which it is implemented in the U.S. with respect to firms such as Regions and Regions Bank.
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
Liquidity Requirements
Under the Tailoring Rules, Category IV firms with less than $50 billion in wSTWF, including Regions and Regions Bank, are no longer subject to an LCR requirement or the recently finalized NSFR requirement. However, BHCs that are Category IV firms remain subject to minimum liquidity buffers and liquidity stress testing requirements under the Federal Reserve’s enhanced prudential standards, though the minimum frequency of such testing was revised to quarterly under the Tailoring Rules, rather than monthly. The Tailoring Rules also adjusted liquidity risk management requirements such that Category IV firms are required to: (i) calculate collateral positions monthly (as opposed to weekly); (ii) establish a more limited set of liquidity risk limits than was previously required; and (iii) monitor fewer elements of intraday liquidity risk exposures. Category IV firms are required to continue reporting liquidity data on the FR 2052a on a monthly basis.
Comprehensive Capital Analysis and Review and Stress Testing
The Federal Reserve currently conducts analyses of BHCs with at least $100 billion in total consolidated assets to determine whether the firms have sufficient capital on a consolidated basis necessary to absorb losses in baseline and severely adverse economic conditions. Under the Tailoring Rules, Category IV firms, including Regions, are now subject to supervisory stress testing every other year, rather than annually, and are no longer subject to company-run stress testing requirements, but remain subject to required annual capital plan submissions and to certain FR Y-14 reporting requirements.
U.S. BHCs with total consolidated assets of $100 billion or more, such as Regions, must annually develop and maintain a capital plan, and must submit the capital plan to the Federal Reserve as part of the Federal Reserve’s CCAR process. The CCAR process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. On January 19, 2021, the Federal Reserve finalized a rule that further tailors the capital planning requirements applicable to Category IV firms.
On March 4, 2020, the Federal Reserve approved a final rule designed to create a single, integrated capital requirement by combining the quantitative assessment of CCAR with the CCB requirement. The final rule replaces the current static 2.5 percent CCB with an SCB requirement. The SCB reflects capital degradation in the severely adverse scenario of the Federal Reserve’s supervisory stress tests and also includes four quarters of planned common stock dividends. The SCB is, however, subject to a minimum of 2.5 percent. In addition, the final rule eliminates the quantitative objection provisions of CCAR but requires a BHC to reduce its planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHC’s own baseline scenario projections. On August 10, 2020, the Federal Reserve announced that Regions’ initial SCB would be 3.0 percent. Although the final rule replaces the static CCB requirement with one based on the results of the Federal Reserve’s supervisory stress tests, firms continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios. Banking institutions that fail to meet the effective minimum ratios once the SCB is taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The extent to which capital distributions will be constrained depends on the amount of the shortfall and the institution’s “eligible retained income” (which is defined under an August 2020 final rule as the greater of (1) a banking institution’s net income for the four preceding calendar quarters, net of any distributions to shareholders and associated tax effects not already reflected in net income, and (2) the average of a banking institution’s net income over the preceding four quarters). For further information, see the “Regulatory Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
As part of the January 19, 2021 final rule discussed above, the Federal Reserve finalized revisions to the SCB requirements that are applicable to Category IV BHCs to align with the two-year supervisory stress testing cycle for Category

IV BHCs. Under the final rule, for Category IV BHCs, the portion of the SCB requirement that reflects stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s supervisory stress tests is calculated every other year. During a year in which a Category IV BHC does not undergo a supervisory stress test, the BHC will receive an updated SCB requirement that reflects the BHC’s updated planned common stock dividends. A Category IV BHC is also able to elect to participate in the supervisory stress test in a year in which the BHC would not normally be subject to the supervisory stress test and consequently receive an updated SCB requirement.
Under the March 4, 2020 final rule implementing the SCB, a BHC must receive prior approval for any dividend, stock repurchase or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan. The Federal Reserve announced on June 25, 2020 that all BHCs participating in CCAR would be required to update and resubmit their capital plans in light of the economic uncertainty around the COVID-19 pandemic. At the same time, the Federal Reserve announced that for the third quarter of 2020 it would generally require those BHCs to suspend share repurchases, limit common stock dividend payments to the amount paid in the second quarter of 2020, and limit common stock dividend payments to an amount based on average net income for the four preceding quarters. On September 30, 2020, the Federal Reserve extended these measures for the fourth quarter of 2020.
In conjunction with the release of the results from the Federal Reserve’s review of capital plan resubmissions and a second round of stress testing, the Federal Reserve announced on December 18, 2020 that it would extend the distribution limitations to the first quarter of 2021, subject to adjustment, requiring that common stock dividend payments and share repurchases be limited to an amount not in excess of average net income over the four preceding quarters, provided that common stock dividend payments remain limited to the amount paid in the second quarter of 2020. The Federal Reserve did not initially adjust SCBs based on the results of the second round of stress testing, but maintained the right to do so through March 31, 2021.
Resolution Planning
Pursuant to the Dodd-Frank Act, as amended by EGRRCPA, certain BHCs are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. However, in connection with the release of the Tailoring Rules, the Federal Reserve and FDIC finalized rules in October 2019 which, among other things, adjust the review cycles and applicability of the agencies’ resolution planning requirements. Under these new rules, Category IV firms such as Regions are no longer required to submit resolution plans. In April 2019, the FDIC released an advance notice of proposed rulemaking about potential changes to its resolution planning requirements for insured depository institutions, such as Regions Bank. In January 2021, the FDIC announced that, given the passage of time from the last resolution plan submissions and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including Regions Bank. The FDIC indicated that no insured depository institution will be required to submit a resolution plan without at least 12 months advance notice, but did not otherwise provide notice of when Regions Bank will be required to submit its next resolution plan.
Safety and Soundness Standards
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2020, both Regions and Regions Bank were well-capitalized.
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
Payment of Dividends
We are a legal entity separate and distinct from our banking and other subsidiaries. The principal source of cash flow to us, including cash flow to pay dividends to our shareholders and principal and interest on any of our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our shareholders.
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
Payment of Dividends by Regions. Our payment of dividends to our shareholders is subject to the oversight of the Federal Reserve. In particular, the dividend policies and share repurchases of a large BHC, such as Regions, are reviewed by the Federal Reserve based on capital plans submitted as part of the CCAR process and stress tests as submitted by the BHC. As discussed above, the Federal Reserve has limited dividend payments and share repurchases for the third and fourth quarters of 2020 and the first quarter of 2021 in response to the economic uncertainty around the COVID-19 pandemic. See “-Capital Requirements” and “-Comprehensive Capital Analysis and Review and Stress Testing” above.
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
Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions with more than $10 billion in assets, such as Regions Bank, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the deposit insurance fund if such a failure occurs, based primarily on the institution's assessment base, which is primarily the difference between average total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that may not be adequately captured in the scorecard. For large institutions, including Regions Bank, after accounting for potential base-rate adjustments, the total base assessment rate that is applied to an institution's calculated assessment base could range from 1.5 to 40 basis points on an annualized basis.
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
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be considered an investment company for purposes of the Volcker Rule. The final rules implementing the Volcker Rule also require that large BHCs, such as Regions, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention. In October 2019, the Federal Reserve, OCC, FDIC, CFTC and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. On June 25, 2020, these regulators approved a final rule with respect to the implementing regulations relating to covered funds, including changes to the definition of “covered fund” and the prohibitions on certain covered transactions.
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

The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, other fair lending laws and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to consumer financial laws for depository institutions with $10 billion or more in assets, including the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.
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
In addition, on December 18, 2020, the federal banking regulators proposed a new cybersecurity-related notification rule that would require banking organizations, including Regions and Regions Bank, to notify their primary federal regulator promptly of the occurrence of certain significant computer-security incidents. The proposed rule would also impose requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020, and in November 2020, California voters approved the California Privacy Rights Act. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.
Community Reinvestment Act
Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment is part of the Federal Reserve’s consideration of applications by a bank or BHC to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a BHC applicant, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant BHC, and such records may be the basis for denying the application. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Subsequently, in December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to update and modernize the CRA's implementing regulations. On May 20, 2020, the OCC finalized its rule while the FDIC, which had joined the OCC’s proposed rulemaking, did not proceed with a final rule. The Federal Reserve, which did not join the OCC and FDIC’s proposal, in October 2020 put forth its own advance notice of proposed rulemaking focused on CRA modernization. We will continue to evaluate the impact of any changes to the regulations implementing the CRA. Regions Bank's most recent CRA rating from the Federal Reserve is "Satisfactory".
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
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking subsidiary has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. In January 2021, the AMLA, which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
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
Regulation of Broker Dealers and Investment Advisers
Our subsidiaries, Regions Securities LLC and BlackArch Securities LLC, are registered broker-dealers with the SEC and FINRA, and Regions Investment Management, Inc. and Highland Associates, Inc. are registered investment advisers with the SEC. These subsidiaries are, as a result, subject to regulation and examination by the SEC, FINRA and other self-regulatory organizations. These regulations cover a broad range of issues, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers.

Competition
All aspects of our business are highly competitive. Our subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. We expect competition to remain intense among financial services companies given the low interest rate and slower economic environment. Also, future changes in monetary policy, coupled with post-crisis regulatory requirements, may increase competition for certain deposit products. Our success will depend, in part, on market acceptance and regulatory approval of new products and services. Further, we expect consolidation in the financial services industry to continue, which may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer traditional bank or bank-like products and services and therefore compete with financial institutions like us in providing electronic, internet-based, and mobile phone-based financial solutions. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. A number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters, while other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers. Although providing digital products and services has been important to serving customers and competing in the financial services industry for some time, the COVID-19 pandemic has further accelerated the move towards digital banking and financial services, and we expect a bank’s digital offerings to be a key competitive differentiator beyond the COVID-19 pandemic. The move toward digital banking and financial services, and customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements. Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, price of service, personal contacts, the quality of the technology that supports the customer experience, and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Human Capital
One pillar of our strategic priorities at Regions is the commitment to “Build the Best Team”. We believe one of the biggest differentiators of our performance is the people we employ. The need to attract, retain, and develop the right talent to accomplish our strategic plan is central to our success. As of December 31, 2020, Regions and its subsidiaries had 19,406 full-time equivalent employees supporting our consumer and commercial banking, wealth management, and mortgage product and services primarily across the Southeast and Midwest.
Our associate team reflects the diversity of the communities we serve. Approximately 64 percent of our associates are women and approximately 34 percent have self-identified as a part of a minority demographic. Because diversity equity and inclusion are fundamental to our human capital strategy, we believe it is important for our stakeholders to understand our progress, and therefore, we plan to provide additional transparency into our workforce demographics later this year after we file our 2019 and 2020 EEO-1 report to the U.S. Equal Employment Opportunity Commission.
A strong and impactful human capital programs begins at the top. Our Board of Directors oversees our corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results. Beginning in 2018, the Board expanded the scope of our CHR Committee beyond its traditional compensation focused role to include oversight of all human capital management efforts within Regions. Since this expansion, the CHR Committee has strategically conducted reviews of talent management and acquisition, succession planning, associate conduct, associate learning and development, diversity equity and inclusion, and associate retention. Notably, in 2019, the CHR Committee further strengthened its oversight of these areas through the implementation of a HCM Dashboard that it reviews periodically throughout the year. The HCM Dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); associate engagement; learning and development; and total rewards and associate support program utilization and effectiveness.
In order to build the best team, it is necessary for us to fill talent needs with qualified, diverse and engaged associates. Key to our success is our internal talent management program which strives to optimally deploy existing talent across Regions by focusing on where our associates excel and helping them find the best roles for them. One of the hallmarks of our success in this area is demonstrated by our ability to fill vacancies from within. For example, in 2020, 45 percent of our hires were internal fills. For those roles which we fill externally, we continually build talent pipelines with an eye towards not only current needs, but also future demands of our business. Regions uses a number of innovative tools and structured processes to achieve our goals including applications and resources designed to reach larger and more diverse audiences. Our recruiting technology is agile, user friendly and allows us to offer to candidates a robust understanding of our needs, requirements and a view of our culture to support the building of a diverse, engaged workforce.

Diversity equity and inclusion are fundamental to our corporate strategy. Our commitment to diversity and inclusion as noted starts at the top of our organization, with oversight of our initiatives provided by the CHR Committee. Led by our executive level Chief DE&I Officer, this commitment is implemented by a dedicated DE&I team, reinforced by senior leaders, and supported by our outstanding management team and associates. We track our progress in this area and continually implement programs and practices to support managers in reaching our goals.
We also consider it critical to our success to invest in the professional development of all of our associates. We emphasize our commitment to professional development through opportunities such as technical, skills-based, management, and leadership training programs; formal talent and performance management processes; and sustainable career paths. We also aim to prepare our workforce for a rapidly changing environment and understand that reskilling and upskilling are crucial to staying competitive, meeting the needs of the modern workforce, and retaining associates. We’ve established a customized learning experience platform that provides the tools to measure, build, and communicate skills inside the Company. This tool provides the ability to inventory the skills our associates have, allowing us to target our development efforts on specific areas where elevated skills are needed. Regions also offers a leader and manager development program created to help people managers understand how to evaluate performance by leveraging the power of a strengths-based and engagement-focused workforce and culture.
Understanding that automation, cognitive technologies, and the open talent economy are reshaping the future of work, Regions makes available to technology associates courses on-demand that offer intensive learning in application development, information technology operations, security, and technology architecture. This solution also offers professional development for data and business professionals. In addition, almost all associates may access a full suite of courses regardless of whether the application is needed in their current role.
We offer competitive and fair compensation to our associates. Base salaries are established considering market competitive rates for specific roles; additionally, on an individual basis base salaries reflect the experience and performance levels of our associates. We assess the competitiveness of our ranges on an annual basis by benchmarking our rates against those paid by our peers. We established a minimum starting rate for our entry level positions at $15 an hour and we continue to study and review that level to ensure appropriateness. In addition to base salaries, we promote a robust pay for performance philosophy and incentivize a large majority of our associate population with incentive compensation designed to drive strategies, behaviors and business goals within our unique lines of business. Long-term stock-based incentive compensation is also key to the attraction and retention of key talent and is offered thoughtfully to our executive and leadership ranks. We believe tying the interests of our leaders to those of our shareholders creates a strong link to company performance.
As the success of our business is fundamentally connected to the well-being of our associates, we offer a competitive and comprehensive benefits program to support associates throughout all life stages. Our benefits include comprehensive health, life, and disability coverage that are funded in whole or in part by the Company as well as a 401(k) plan with a dollar for dollar company match on employee contributions up to 5 percent of pay and a base contribution of 2 percent of pay for all associates who do not participate in our grandfathered pension program. We also offer to our associates programs and tools to support their total well-being including a range of flexible work arrangements, generous time-off policies, physical, mental, and financial wellness benefits as well as other programs and practices that support associates and their families throughout the full spectrum of their careers and lives.
Finally, in any review of 2020 human capital programs, it is imperative to note responsive changes we made in reaction to the COVID-19 pandemic. During 2020 we implemented changes and enhancements that we determined were in the best interests of our associates, our customers and the communities we serve. For example, in an effort to promote associate well-being, we quickly moved approximately half of our associates to fully remote work arrangements during the pandemic. For those associates whose positions required on site service (such as branch, contact center and other operationally essential positions), we provided additional compensation during the original transition period to aid with unexpected and unusual conditions faced by these individual as we responded to the in-person service needs of our customers and communities. In addition, we implemented many other measures to help ensure and support associate safety. These measures included providing COVID-19 testing and relevant treatment at no cost to associates, expanding access to and payment for telehealth benefits and offering enhanced leave of absence benefits for those dealing with the virus or quarantine requirements. In all of our locations, we reduced occupancy levels to provide for social distancing, implemented stringent cleaning protocols, and have provided appropriate facemasks and other sanitizing supplies to protect associates, customers, and our communities.
Available Information
We maintain a website at www.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Also available on our website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial

Officers, (iv) Fair Disclosure Policy Summary, and (v) the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Risk Committee.
Item 1A. Risk Factors
An investment in the Company involves risks, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in our business. These risks also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect our financial results and condition, as well as the value of, and return on investment in the Company.
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
We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, merger-and-acquisition advisory services and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions generally or specifically in the Southeastern U.S., the principal markets in which we conduct business. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:
•A decrease in the demand for, or the availability of, loans and other products and services offered by us;
•A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•An impairment of certain intangible assets, such as goodwill;
•A decrease in interest income from variable rate loans, due to declines in interest rates; and
•An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, provisions for credit losses, and valuation adjustments on loans held for sale.
In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve would intervene. Further, the ultimate success of measures taken in response to the COVID-19 pandemic remains unknown, and these measures may not be sufficient to address the effects of the COVID-19 pandemic or avert severe and prolonged reductions in economic activity. If economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected.
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict the extent to which the pandemic will continue to cause such adverse effects. The extent of any continued or future adverse effects will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the COVID-19 pandemic and its impact on our employees, clients, customers, counterparties and service providers, as well as other market participants. Circumstances brought about by the pandemic persist, including worsened economic conditions, increased market volatility, ratings downgrades, credit deterioration and defaults, reductions in the targeted federal funds rate, and increased spending on business continuity efforts, which may require that we reduce costs and investments in other areas. Should the pandemic continue for a more extended period or worsen, we may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity.
We are offering assistance to support customers experiencing financial hardships related to the pandemic. If such measures are not effective in mitigating the effects of the pandemic on borrowers, we may experience higher rates of default and increased credit losses in the future. We may also have to provide additional assistance or otherwise experience higher rates of default and increased credit losses. Further, we have approximately $3.6 billion in PPP loans as of year-end 2020, and have provided additional PPP loans, including second draw loans, in 2021. These efforts may affect our revenue and results of operations and make our results more difficult to forecast as the PPP forgiveness process has begun and the timing and amount of forgiveness to which our borrowers will be entitled is unpredictable. In addition, the PPP and other government programs in which we may participate are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation.
Certain industries where Regions has credit exposure, including energy, restaurants, hotels, and commercial retail, have experienced, and in some cases are continuing to experience, significant operational challenges as a result of the COVID-19 pandemic. These operational challenges could result in corporate lending clients making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity. The effects of the COVID-19 pandemic may also cause our commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses. The pandemic may alter consumer behavior, including short- and long-term spending patterns. Accordingly, certain of these industries may continue to be negatively impacted even after the pandemic has subsided.
Other negative effects of the pandemic that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that such adverse effects will continue until the COVID-19 pandemic subsides and the U.S. economy fully recovers. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in this Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q. Until the COVID-19 pandemic subsides, we expect reduced revenues from our lending businesses, increased credit losses in our lending portfolios and a decrease in certain sources of fee income. Additionally, draws on lines of credit could increase in the future. After the COVID-19 pandemic subsides, it is possible that the U.S. economy experiences a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated, difficult credit markets, or unforeseen outflows of cash or collateral, including as a result of higher than usual draws on credit lines in response to the COVID-19 pandemic. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2020 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
Our operations are concentrated in the Southeastern U.S., and adverse changes in the economic conditions in this region can adversely affect our financial results and condition.
Our operations are concentrated in the Southeastern U.S., particularly in the states of Alabama, Florida, Georgia, Louisiana, Mississippi, Tennessee and Texas. As a result, local economic conditions in the Southeastern U.S. significantly affect the demand for the loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Although real estate values in many geographies have improved since the financial crisis, future declines, including any due to the current economic downturn as a result of the COVID-19 pandemic, may adversely affect borrowers and the value of the collateral securing many of our loans, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for credit losses. Further or continued adverse changes in these economic conditions could materially adversely affect our business, results of operations or financial condition.
Weather-related events and other natural disasters, including those caused or exacerbated by climate change, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition. Higher focus on climate change can also bring transition risks, which can negatively impact some sectors and borrowers in our loan portfolio.
A significant portion of our operations is located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, in recent years, a number of severe hurricanes impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. We have taken certain preemptive measures that we believe will mitigate these adverse effects, such as maintaining insurance that includes coverage for resultant losses and expenses; however, such measures cannot prevent the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans and diminishing the value of any collateral held by us. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as oil spills, could have similar effects.
Climate change may worsen the frequency and severity of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to our business and operations. Climate change may also result in new and/or more stringent regulatory requirements for the Company, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming. New regulations, shift in customer behaviors or breakthrough technologies that accelerate the transition to a lower carbon economy may negatively affect certain sectors and borrowers in our loan portfolio, impacting their ability to timely repay their loans or decreasing the value of any collateral held by us.
We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
We are subject to a variety of risks that arise out of the set of concerns that together comprise what have become commonly known as ESG matters. Risks arising from ESG-related policies and practices may adversely affect, among other things, our reputation and the trading price of our common stock.
As a large financial institution with a diverse base of customers, vendors and suppliers, we may face potential negative publicity based on the identity of those we choose to do business with and the public’s (or certain segments of the public’s) view of those entities. This negative publicity may be driven by adverse news coverage in traditional media and may also be spread through the use of social media platforms. If Regions’ relationships with its customers, vendors and suppliers were to become the subject of such negative publicity, our ability to attract and retain customers and employees may be negatively impacted and the trading price of our common stock may also be impacted.
Additionally, investors are considering how corporations are incorporating ESG considerations into their business strategy when making investment decisions. For example, investors are more widely beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that Regions has not made sufficient progress on ESG matters.
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
We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for credit losses based on a number of factors. Our management periodically determines the allowance for credit losses based on available information, including the quality of the loan portfolio, the value of the underlying collateral and the level of non-accrual loans, taking into account relevant information about past events, current conditions and reasonable and supportable forecasts of future economic conditions that affect the collectability of our loan portfolio. Increases in the allowance will result in an expense for the period, thereby reducing our reported net income. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio and management determines that additional increases in the allowance for credit losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially adversely affected.
Although our management will establish an allowance for credit losses it believes is appropriate to absorb expected credit losses over the life of loans in our loan portfolio, this allowance may not be adequate. For example, if a hurricane or other natural disaster were to occur in one of our principal markets or if economic conditions in those markets were to deteriorate unexpectedly, additional credit losses not incorporated in the existing allowance for credit losses may occur. Losses in excess of the existing allowance for credit losses will reduce our net income and could adversely affect our business, results of operations or financial condition, perhaps materially.
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
As discussed in greater detail below, CECL became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets. The accounting standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of this Annual Report on Form 10-K for disclosure on the impact to the allowance at adoption.

Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2020, consumer residential real estate loans represented approximately 27.9% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2020, approximately 8.5% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions, including those caused by the COVID-19 pandemic, as well as lockdowns or required business closings related to the COVID-19 pandemic, may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase, and hotel occupancy rates may decline. High vacancy and lower occupancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $7.3 billion home equity portfolio at December 31, 2020, approximately $4.6 billion were home equity lines of credit and $2.7 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2020, approximately $2.3 billion of our home equity lines and loans were in a second lien position.
Weakness in commodity businesses could adversely affect our performance.
Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices. This includes agriculture, livestock, metals, timber, textiles and energy businesses (including oil, gas and petrochemical), as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These industries have been, and may in the future be, subject to significant volatility. For example, oil prices have been volatile in recent years, including in 2020, and commodity prices have generally declined as a result of reduced demand driven by the COVID-19 pandemic. As a consequence of oil and gas price volatility, our energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. In addition, legislative changes such as the elimination of certain tax incentives could have significant impacts on this portfolio.
Industry competition may adversely affect our degree of success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation. This consolidation may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. For example, there have been a number of recently completed or announced significant mergers of financial institutions within our market areas, and there may in the future be additional consolidation. These mergers will, if completed, allow the merged financial institutions to benefit from cost savings and shared resources.
In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, fintechs, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business.
In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone–based financial solutions. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations. Although providing digital products and services has been important to serving customers and competing in the financial services industry for some time, the COVID-19 pandemic has further accelerated the move toward digital banking and financial services and we expect a bank’s digital offerings to be a key competitive differentiator beyond the COVID-19 pandemic. The move toward digital banking and financial services, and customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements.
Our ability to compete successfully depends on a number of additional factors, including customer convenience, quality of service, personal contacts, the quality of the technology that supports the customer experience, pricing and range of products. If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin and financial performance. In addition, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.
Fluctuations in market interest rates may adversely affect our performance.
Our profitability depends to a large extent on our net interest income, which is the difference between the interest income received on interest-earning assets (primarily loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). Net interest income also includes rental income and depreciation expense associated with operating leases for which Regions is the lessor. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FOMC and interest rates markets.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through actions such as quantitative easing or tightening, and the market’s expectations for future inflation, growth and other economic considerations. The level of net interest income is, therefore, influenced by the overall level of interest rates along with the shape of the yield curve. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income may decline. Our net interest income would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
The significant reductions to the federal funds rate have led to a decrease in the rates and yields on U.S. Treasury securities. If interest rates decline further, we would expect net interest income to decline, however the Company's interest rate hedging program will protect against any reductions to short term interest rates.
Conversely, an increasing rate environment would likely have a positive impact on twelve-month net interest income. However, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result. The overall effect of lower interest rates cannot be predicted at this time and depends on future actions the Federal Reserve may take, including in response to the COVID-19 pandemic, and resulting economic conditions.
For a more detailed discussion of these risks and our management strategies for these risks, see the “Net Interest Income, Margin and Interest Rate Risk,” “Net Interest Income and Margin,” “Market Risk-Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the FCA announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed extending publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and ceasing publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. These actions and announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.
Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, and proposed implementations of the recommended alternatives in floating rate instruments. For example, in April 2018, the Federal Reserve Bank of New York commenced publication of the SOFR, which has been recommended as an alternative to U.S. Dollar LIBOR by the Alternative Reference Rates Committee. However, uncertainty remains as to the transition process and acceptance of SOFR as the primary alternative to LIBOR. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, preferred stock, investments, and loans, extend beyond proposed LIBOR cessation timelines. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on these various products and contracts.
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
Additionally, if Regions were to be downgraded to below investment grade, certain counterparty contracts may be required to be renegotiated or require posting of additional collateral. Refer to Note 21 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post additional collateral related to existing contracts with contingent credit features.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2020, we had $5.2 billion of goodwill and $122 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. The COVID-19 pandemic may impact our assessment of our goodwill. Future regulatory actions and increases in income tax rates could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
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
As of December 31, 2020, Regions had approximately $505 million in net deferred tax liabilities, which include approximately $785 million of deferred tax assets (net of valuation allowance of $31 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2020 (except for $31 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets and liabilities would be affected by a change in statutory tax rates. An increase in statutory rates would have an adverse effect on a net deferred tax liability position. Other tax law changes could have a detrimental impact on the value of deferred tax assets.
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
We are exposed to many types of operational risks, including business continuity, process, third party, information technology, human resource, model, and fraud risks, each of which may be amplified by increased remote work due to the COVID-19 pandemic. Regions’ fraud risks include fraud committed by external parties against the Company or its customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover may increase as a result of customers’ account or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers and highly-skilled management and employees is impacted by our reputation. A negative public opinion of us and our business can result from any number of activities, including our lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by community organizations in response to these activities. Furthermore, negative publicity regarding Regions as an employer could have an adverse impact on our reputation, especially with respect to matters of diversity, pay equity and workplace harassment.
Significant harm to our reputation could also arise as a result of regulatory or governmental actions, litigation and the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. The potential harm is heightened given increased attention to how corporations address environmental, social and governance issues.
In addition, a cybersecurity event affecting Regions or our customers’ data could have a negative impact on our reputation and customer confidence in Regions and its cybersecurity practices. Damage to our reputation could also adversely affect our credit ratings and access to the capital markets.
Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the widespread use of social media platforms by virtually every segment of society facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to our reputation.
We are subject to a variety of systems failure and cybersecurity risks that could adversely affect our business and financial performance.
Failure in or breach of our systems or infrastructure, or those of our third-party service providers (or providers to such third-party service providers), including as a result of cyber-attacks, could disrupt our businesses or the businesses of our customers. This could result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause financial losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As public and regulatory expectations, as well as our customers’ expectations, have increased regarding operational performance and information security, our systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; pandemics, such as the COVID-19 pandemic; events arising from local or larger scale political or social matters, including terrorist acts and civil unrest; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see the “Supervision and Regulation-Financial Privacy and Cybersecurity” section of Item 1. “Business” of this Annual Report on Form 10-K.
Information security risks for large financial institutions, such as Regions, have increased significantly in recent years in part because of the proliferation of Internet and mobile banking and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. This increase is expected to continue and further intensify. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack or information security breach, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. We also have insurance coverage that may, subject to policy terms and conditions, cover certain losses associated with cyber-attacks or information security breaches, but it may be insufficient to cover all losses from any such attack or breach, including any related damage to our reputation. Additionally, cyber-attacks (such as denial of service, ransomware, or malware attacks), hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including Regions. Although these past events have not resulted in a breach of Regions’ client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks could be more disruptive and damaging, and

Regions may not be able to anticipate or prevent all such attacks. Work-from-home arrangements such as those implemented in response to the COVID-19 pandemic may also present additional cybersecurity, information security and operational risks. During the COVID-19 pandemic, we have experienced an increase in cybersecurity events, such as phishing attacks and malicious traffic. Our layered control environment has effectively detected and prevented any material impact related to these events to date. Our information security risks are generally expected to remain elevated until the COVID-19 pandemic subsides.
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
We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations, such as the GDPR, California Consumer Privacy Act, California Privacy Rights Act, and any future laws and regulations which will be modeled after those laws, are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. In addition, our businesses are increasingly subject to laws and regulations relating to privacy, surveillance, encryption and data use in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws and regulations.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. In certain situations, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations. Such risk is generally expected to remain elevated until the COVID-19 pandemic subsides, as many of our vendors have also been, and may further be, affected by “stay-at-home” or similar orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
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
In 2020, we sold 41.2% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms, if implemented, are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company’s critical accounting estimates include: the allowance for credit losses; fair value measurements; intangible assets; residential MSRs; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the allowance provided; recognize significant losses on assets carried at fair value; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; significantly increase our accrued income taxes; or significantly decrease the value of our residential MSRs. Any of these actions could adversely affect our reported financial condition and results of operations.

If the models that we use in our business perform poorly or provide inadequate information, our business or results of operations may be adversely affected.
We utilize quantitative models to assist in measuring risks and estimating or predicting certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, forecasting financial performance, predicting losses, improving customer services, maintaining adherence to laws and regulations, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed, implemented, or managed models present the risk that our business decisions that consider information based on such models will be adversely affected due to the inadequacy or inaccuracy of that information, which may damage our reputation and adversely affect our reported financial condition and results of operations. Also, information we provide to the public or to our regulators based on poorly designed, implemented, or managed models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, FASB’s CECL accounting standard became effective on January 1, 2020 and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The standard had a material impact to the allowance and capital at adoption. See Regions' impact at adoption in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of this Annual Report on Form 10-K.
In March 2020, the federal banking agencies released an interim final rule, subsequently adopted as a final rule in August 2020, which allows an addback to regulatory capital for the impacts of CECL for a two-year period and at the end of the two years the impact is then phased in over the following three years. Under the rule, during 2020 and 2021, the adjustment to CET1 capital reflects the change in retained earnings upon initial adoption of CECL on January 1, 2020, plus 25% of the increase in the allowance for credit losses since January 1, 2020. Then beginning January 2022, the impact is phased in over the following three years. Regions has elected to apply this phase-in.
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
We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our shareholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends and repurchases of our capital securities, establishment of branch offices, and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in many activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require or otherwise seek will be obtained.
Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Changes to the legal and regulatory framework governing our operations, including the Dodd-Frank Act and EGRRCPA, have significantly revised the laws and regulations under which we operate. Regulations and laws may be modified or repealed at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries, including any changes resulting from the recent change in U.S. presidential administration and change in control of the U.S. Senate.
Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory capital position is discussed in greater detail in Note 13 "Regulatory Capital Requirements and Restrictions" in the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
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
The Federal Reserve conducts supervisory stress testing of Regions to evaluate our ability to absorb losses in baseline and severely adverse economic and stressed financial scenarios generated by the Federal Reserve. The Federal Reserve also has implemented the SCB framework which created a firm-specific risk sensitive buffer that is informed by the results of supervisory stress testing, and is applied to regulatory minimum capital levels to help determine effective minimum ratio requirements. Firm specific SCB requirements, as well as a summary of the results of certain aspects of the Federal Reserve’s supervisory stress testing and firm specific results are released publicly.
Although the theoretical stress tests are not meant to assess our current condition or outlook, our customers may misinterpret and negatively react to the results of these stress tests despite the strength of our financial condition. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities. The inability to attract and retain customers or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on capital distributions, based on the results of the supervisory stress tests, such as requiring revisions or resubmission of our annual capital plan, which could adversely affect our ability to pay dividends and repurchase capital securities. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders. Further, as discussed in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, the Federal Reserve in August 2020 announced that Regions’ initial SCB would be 3.0 percent. This is higher than the SCB assigned to some peer banks and therefore could limit our future ability to make capital distributions relative to those peer banks should our capital ratios decline.
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
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our shareholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our shareholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt. See the “Shareholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2020, our subsidiaries’ total deposits and borrowings were approximately $123.3 billion.
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
We are also subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that BHCs should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Additionally, Regions is subject to the Federal Reserve’s SCB requirement whereby supervisory stress testing informs a buffer above regulatory minimum capital levels that must be maintained to avoid restrictions on capital distributions. Further, as discussed in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, the Federal Reserve has extended, with modest adjustment, the distribution restrictions previously implemented through the first quarter of 2021 in response to the ongoing COVID-19 pandemic. At this time, it is unknown if these distribution restrictions will be extended beyond the first quarter. Lastly, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock.
Anti-takeover and banking laws and certain agreements and charter provisions may adversely affect share value.
Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board’s approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a BHC. Acquisition of 10% or more of any class of voting stock of a BHC or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the BHC or state member bank. Also, as noted under the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, a BHC must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, including Regions Bank. One factor the federal banking agencies must consider in certain acquisitions is the systemic impact of the transaction. This may make it more difficult for large institutions to acquire other large institutions and may otherwise delay the regulatory approval process, possibly by requiring public hearings. Similarly, under Alabama state law, a person or group of persons must receive approval from the Superintendent of Banks before acquiring “control” of an Alabama bank or any entity having control of an Alabama bank. For the purposes of determining whether approval is required, “control” is defined as the power, directly or indirectly, to vote the lesser of (i) 25% or more of any class of voting securities of an Alabama bank (or any entity having control of an Alabama bank) or (ii) 10% or more of any class of voting securities of an Alabama bank (or any entity having control of an Alabama bank) if no other person will own, control, or hold the power to vote a majority of that class of voting securities following the acquisition of such voting securities. Furthermore, there also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. For example, holders of our preferred stock have certain voting rights that could adversely affect share value. If and when dividends on the preferred stock have not been declared and paid for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting our Board will automatically be increased by two, and the preferred shareholders will be entitled to elect the two additional directors. Also, the affirmative vote or consent of the holders of at least two-thirds of all of the then-outstanding shares of the preferred stock is required to consummate a binding share-exchange or reclassification involving the preferred stock, or a merger or consolidation of Regions with or into another entity, unless certain requirements are met. These statutory provisions and provisions in our certificate of incorporation, including the rights of the holders of our preferred stock, could result in Regions being less attractive to a potential acquirer and thus adversely affect our share value.
Risks Related to Our Capital or Debt
The market price of shares of our capital stock will fluctuate.
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2020, Regions’ total liabilities were approximately $129.3 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our total capital ratio or the total capital ratio of Regions Bank falls below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.
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
Future issuances of additional equity securities could result in dilution of existing shareholders’ equity ownership.
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
At December 31, 2020, Regions Bank, Regions’ banking subsidiary, operated 1,369 banking offices. At December 31, 2020, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 22, 2021, there were 38,886 holders of record of Regions common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2020, are set forth in Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On June 27, 2019, Regions announced the Board authorization of the repurchase of up to $1.370 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the end of the second quarter of 2020. Regions did not repurchase any outstanding common stock under this plan during 2020.
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

$250
$200
$150
$100
$50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
Regions
S&P 500 Index
S&P 500 Banks Index

	Cumulative Total Return
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Regions	$100.00	$153.40	$188.60	$149.81	$199.69	$196.43
S&P 500 Index	100.00	111.95	136.38	130.39	171.44	202.96
S&P 500 Banks Index	100.00	124.31	152.34	127.30	179.03	154.41

Item 6. Selected Financial Data
The information required by Item 6. is set forth in Table 1 "Financial Highlights" of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7. of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
EXECUTIVE OVERVIEW
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2020 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. Preliminary data shows real GDP contracted by 3.5 percent in 2020, and Regions expects real GDP growth of 4.8 percent in 2021 and 4.4 percent in 2022. The February 2021 baseline forecast anticipates the level of real GDP will return to the level as of the fourth quarter of 2019, the last quarter free of the effects of COVID-19, in the third quarter of 2021. Until there has been much wider vaccine distribution, the COVID-19 virus will pose a downside risk to near-term growth, while further progress on the vaccine front poses an upside opportunity for growth in late 2021 to early 2022. As the pandemic is still ongoing, however, there remains a heightened degree of uncertainty around economic forecasts being made at present.
The surge in COVID-19 cases that began in mid-November 2020 and which led many state and local governments to impose new limitations on activity, has begun to abate, but the effects continue to act as a drag on the process of healing from the economic and financial impacts of the pandemic. The direct effects of the recent surge, however, were largely concentrated amongst a few industry groups in the services sector, such as leisure and hospitality services, as has been the case over the course of the pandemic. Still, there remain risks to the broader economy in the near term.
There are, however, reasons to expect the pace of economic growth to improve as 2021 progresses. Based on information now available, it is expected that more widespread distribution of a vaccine against the COVID-19 virus will be in place by summer 2021, which should eventually lead to state and local governments lifting any remaining restrictions on activity. While there are uncertainties as to whether, or to what extent, consumer behavior and attitudes will have changed after the experiences of the pandemic, a more widespread distribution of an effective vaccine is expected to provide a meaningful boost to economic growth. This will be amplified by what is expected to be even further fiscal policy support once the new administration and the new Congress are in place.
A second round of fiscal support was signed into law in late-December 2020, providing another round of Economic Impact Payments of up to $600 for eligible individuals and an extension of supplemental unemployment insurance benefits and pandemic-related unemployment benefit programs. In the month of January 2021, Treasury distributed more than $140 billion in Economic Impact Payments. Though some of these funds will be spent, a considerable portion will go into savings or will be used to pay down debt of our customers, as was the case with the first round of payments provided under the CARES Act. The Biden administration is expected to push for another round of Economic Impact Payments of up to $1,400 for eligible individuals and seek to further extend unemployment insurance benefits being paid by the federal government. On top of an already elevated saving rate, these additional funds add to the potential for a significant burst of spending once the economy is more fully reopened, which Regions expects to be the case at some point in 2021. It is also likely that the Biden administration will seek increased funding for health care and new funding for infrastructure spending and financial assistance to state and local governments.
While it is reasonable to expect a transition to a faster rate of economic growth at some point in 2021, the timing of any such transition is highly uncertain, and the early months of 2021 could be challenging unless the ongoing surge in COVID-19 cases subsides. Still, if economic growth does not accelerate as the year progresses, that will likely be accompanied by a faster rate of inflation. While inflation is not likely to accelerate to a degree that would lead the FOMC to respond, by raising short-term rates, it would nonetheless likely add upward pressure to longer-term interest rates, which have risen in early 2021 on the prospect of larger federal government budget deficits. With the short end of the yield curve well-anchored, persistent steepening of the yield curve could at some point lead the FOMC to alter the composition of FRB asset purchases, putting more emphasis on longer-dated assets and less emphasis on shorter-dated assets. Regions does not expect any changes in the pace of FRB asset purchases in 2021, nor any changes in the Fed funds rate target range at least through 2022.
The patterns of economic activity within the Regions footprint will be broadly similar to those seen in the U.S. as a whole. Florida’s economy has an above-average exposure to leisure and hospitality services, while Texas and Louisiana have above-average exposure to energy, so these economies could be more prone to lasting effects if the recovery does prove to be slower than is now anticipated.

The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of December 31, 2020. See the "Allowance" section for further information.
COVID-19 Pandemic
Regions' business operations and financial results are influenced by the economic environment in which the Company operates. The adverse economic conditions and uncertainty in the economic outlook as of December 31, 2020 driven by the COVID-19 pandemic impacted the 2020 financial results in the areas as described below. Regions expects that the pandemic will continue to influence economic conditions and the Company's financial results in future quarters.
In the third quarter of 2020, Regions re-opened branches for walk-in services. Regions continues to keep measures in place to ensure associate and customer safety, which include reduced occupancy levels to provide for social distancing, implementation of stringent cleaning protocols, and providing appropriate facemasks and other sanitizing supplies. As of December 31, 2020, only 3 percent of branches were temporarily closed due to COVID-related impacts; this percentage was down to less than 1 percent as of January 31, 2021. Regions is in the process of implementing a phased approach to return more remote working associates to office locations in accordance with applicable safety protocols. As of December 31, 2020, approximately 90 percent of the Company's non-branch associates were working remotely.
Beginning late in the first quarter of 2020 and throughout the remainder of the year, the Company offered special financial assistance to support customers who were experiencing financial hardships related to the COVID-19 pandemic. This assistance included offering customer payment deferrals or forbearances to existing loans over a set period of time, typically 90 days. Residential mortgage payment assistance was granted through forbearance. During the forbearance period, a borrower's payment obligation is suspended and no foreclosure action will be pursued. All payments are then due at expiration of the forbearance period, unless the loan has been modified. For most other loan products (commercial and consumer products except for residential real estate), payment assistance is granted through deferrals or extensions. Deferrals and extensions are different than forbearances in that all payments are normally not due at the end of the deferral or extension period. Instead, the payment due date is advanced. For most products, interest continues to accrue on the loan during the deferral or forbearance period, unless the loan is on non-accrual.
Regions' outstanding deferrals have declined throughout 2020, and as of December 31, 2020, more than 95 percent of the loan balances previously in deferral were either current or less than 30 days past due. The following table provides detail of the outstanding loan deferrals by quarter (the second quarter of 2020 is the first quarter shown below since most deferrals commenced in the second quarter):

	December 31, 2020				September 30, 2020			June 30, 2020
	Number of Deferrals	Deferral Balance		% Exceeding One Deferral	Number of Deferrals	Deferral Balance	% Exceeding One Deferral	Number of Deferrals	Deferral Balance
	(Dollars in rounded millions)
Total consumer	5,800	$600		85%	8,900	$1,000	85%	27,200	$1,900
Total business	650	85		65%	2,600	500	68%	14,300	3,800
	6,450	$685			11,500	$1,500		41,500	$5,700

Residential first mortgage- portfolio(1)	3,400	$550	(2)	89%	4,800	$920	88%	5,500	$1,400
Residential first mortgage- serviced for others	6,700	$1,100			9,300	$1,500		18,100	$3,000
_____
(1) The residential first mortgage-portfolio balances are included in the total consumer balances.
(2) Approximately 60% of the residential first mortgage-portfolio loan balances in deferral at December 31, 2020 were guaranteed by the U.S. government.
As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to COVID-19 beginning March 1, 2020 through the earlier of 60 days after the national emergency concerning the COVID-19 outbreak ends or December 31, 2020 were eligible for relief from TDR classification. On December 27, 2020, the Consolidated Appropriations Act was signed into law and extended the relief from TDR classification through the earlier of 60 days after the national emergency concerning the COVID-19 outbreak ends or January 1, 2022. Regions elected this provision. Refer to Table 23 "Troubled Debt Restructurings" for further information.
As a certified SBA lender, Regions assisted customers through the loan process under the PPP in 2020, and some of the loans originated under this program were forgiven in the fourth quarter of 2020. Under this program, Regions has approximately 42,000 loans outstanding totaling approximately $3.6 billion as of December 31, 2020. In December of 2020, additional funds were approved under the SBA's PPP. Regions is participating in this round of funding and will assist customers who meet the criteria under the program.

Regions continues to have strong liquidity and capital levels, which have the Company well-prepared to respond to the increase in customer borrowing needs. The Company has ample sources of liquidity that include a granular and stable deposit base, cash balances held at the Federal Reserve, borrowing capacity at the FHLB, unencumbered highly liquid securities, and borrowing availability at the Federal Reserve's discount window. See the "Liquidity", "Shareholders' Equity", and "Regulatory Capital" sections for further information.
The COVID-19 pandemic also affected non-interest income. While consumer spending increased moderately in the second half of 2020 as restrictions on economic activity were eased throughout the country, spending remained below pre-pandemic levels. The Company expects consumer service charges to grow in 2021 compared to 2020; however, given current spending levels, the Company estimates consumer service charges will remain approximately 10 percent to 15 percent below 2019 levels. See Table 5 "Non-Interest Income" for more detail.
Regions assessed goodwill for impairment in light of the economic environment caused by the COVID-19 pandemic. In the second quarter of 2020, Regions concluded that a triggering event had occurred which required Regions to perform a quantitative goodwill impairment test which did not result in impairment. As of October 1, 2020, Regions completed its annual goodwill impairment test by performing a qualitative assessment and determined that it was more likely than not that the fair value of each of the Company's reporting units exceeded their respective carrying value. Refer to the "Goodwill" section for further detail.
Regions has experienced a modest increase in cyber events as a result of the COVID-19 pandemic, however the Company's layered control environment has effectively detected and prevented any material impact related to these events. Refer to the "Information Security" section for further detail.
2020 Results
Regions reported net income from continuing operations available to common shareholders of $1.0 billion, or $1.03 per diluted share, in 2020 compared to net income available to common shareholders from continuing operations of $1.5 billion, or $1.50 per diluted share, in 2019.
Net interest income (taxable-equivalent basis) totaled $3.9 billion in 2020 compared to $3.8 billion in 2019. The net interest margin (taxable-equivalent basis) was 3.21 percent in 2020, reflecting a 24 basis point decrease from 2019. The increase in net interest income was primarily driven by increases in loan balances due to PPP lending, the impact of the Company's April 2020 equipment finance acquisition, increased production of residential first mortgage loans, a decrease in deposit costs, and decreases in short and long-term borrowings through the redemption of senior notes and paydowns of FHLB advances. Net interest income also benefited from the execution of the Company's interest rate hedging strategy. The decline in net interest margin was primarily driven by elevated liquidity as evidenced by higher cash levels held at the Federal Reserve and increases in average loan balances at lower interest rates. Additionally, net interest margin was negatively impacted by the repricing of fixed rate loan portfolios and the securities portfolio at lower market interest rates.
The provision for credit losses totaled $1.3 billion in 2020 compared to the provision for loan losses of $387 million in 2019. The provision was higher than net charge-offs by $818 million in 2020. The increase in the provision for credit losses was driven primarily by CECL adoption, a change in the economic outlook due to COVID-19, and higher net charge-offs. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Non-interest income was $2.4 billion in 2020 compared to $2.1 billion in 2019. The increase was primarily driven by an increase in capital markets income, mortgage income and other miscellaneous income during 2020. The increases were partially offset by lower service charges and card and ATM fees. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Non-interest expense was $3.6 billion in 2020 and $3.5 billion in 2019. The increase was driven primarily by higher salaries and employee benefits (which includes associates added through the Ascentium acquisition), furniture and equipment expense, branch consolidation, property and equipment charges and loss on early extinguishments of debt. These increases were partially offset by decreases in checkcard expense and other miscellaneous expenses. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
Regions' effective tax rate was 16.8 percent in 2020 compared to 20.3 percent in 2019. The effective tax rate is lower in 2020 due primarily to a consistent level of permanent income tax preferences having a proportionally larger impact relative to pre–tax earnings, which were negatively impacted in 2020 because of the COVID–19 pandemic. See the "Income Taxes" section for further details.
For more information, refer to the following additional sections within this Form 10-K:
•"Operating Results" section of MD&A
•“Net Interest Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A
•“Interest Rate Risk” discussion within “Risk Management” section of MD&A

Capital
Capital Actions
On June 25, 2020, the Federal Reserve indicated that the Company exceeded all minimum capital levels under the supervisory stress test. The capital plan submitted to the Federal Reserve reflected no share repurchases through year-end 2020. During the third quarter, the FRB finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The Federal Reserve may decide at any point through March 31, 2021 to update Regions' and other firms' SCB requirement based on the results of its supervisory stress test associated with the capital plan resubmission disclosed in December 2020.
During the third quarter of 2020, the Federal Reserve mandated that banks must not increase their quarterly per share common dividend and implemented an earnings-based payout restriction in connection with the supervisory stress test, requiring the third quarter 2020 dividend to not exceed the average of the prior four quarters of net income excluding preferred dividends. This mandate was subsequently extended through the first quarter of 2021. On February 3, 2021, the Company declared a cash dividend for the first quarter of 2021 of $0.155 per share, which was in compliance with the Federal Reserve's SCB framework.
In 2019, the Board authorized the repurchase of $1.370 billion of the Company's common stock, permitting repurchases from the beginning of the third quarter of 2019 through the second quarter of 2020. Regions did not repurchase any shares under this plan or otherwise during 2020. Any repurchases in the near term will be considered with the intent to operate at the higher end of the Company's range for CET1 of 9.5 percent to 10 percent. The Company regularly performs internal stress testing which can result in modifications to the operating range.
For more information, refer to the following additional sections within this Form 10-K:
•"Shareholders' Equity" discussion in MD&A
•"Regulatory Requirements" section of MD&A
•Note 15 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules maintained the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2020, Regions’ Tier 1 capital and Total capital ratios were estimated to be 11.39% and 13.56%, respectively.
The Basel III Rules also officially defined CET1. Regions' CET1 ratio at December 31, 2020 was estimated to be 9.84%.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•"Regulatory Requirements" section of MD&A
•Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements
Loan Portfolio and Credit
During 2020, total loans increased by $2.3 billion or 2.8 percent compared to 2019. The increase was primarily driven by an increase in the commercial portfolio of $2.7 billion, which reflected loans acquired through the Company's equipment finance acquisition, as well as loans originated through the PPP program totaling $3.6 billion as of December 31, 2020. The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. As discussed above, the COVID-19 pandemic impacted Regions' loan portfolio. Additionally, low interest rates drove growth in the residential mortgage portfolio. Refer to the "Portfolio Characteristics" section for further discussion.
Net charge-offs totaled $512 million, or 0.58 percent of average loans, in 2020, compared to $358 million, or 0.43 percent in 2019, reflecting increased charge-offs in the commercial and industrial loan portfolios. On January 1, 2020, Regions adopted CECL, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. The allowance was 2.69 percent of total loans, net of unearned income at December 31, 2020, an increase from 1.10 percent at December 31, 2019. The coverage ratio of allowance to non-performing loans excluding held for sale was 308 percent at December 31, 2020, compared to 180 percent at December 31, 2019.
For more information, refer to the following additional sections within this Form 10-K:
•Adjusted Average Balances of Loans within the Table 2 "GAAP to Non-GAAP Reconciliations"
•"Portfolio Characteristics" section of MD&A

•“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A
•“Provision for Credit Losses” discussion within the “Operating Results” section of MD&A
•“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A
•Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements
•Note 5 "Loans" to the consolidated financial statements
•Note 6 "Allowance for Credit Losses" to the consolidated financial statements
Liquidity
At the end of 2020, Regions Bank had $16.4 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 70 percent. Cash and cash equivalents at the parent company totaled $1.5 billion. Regions' liquidity policy related to minimum holding company cash requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million.
At December 31, 2020, the Company’s borrowing capacity with the Federal Reserve was $12.8 billion based on available collateral. Borrowing availability with the FHLB was $16.2 billion based on available collateral at the same date. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time.
Regions is required to conduct liquidity stress testing and measure its available sources of liquidity against minimums as established by Regions' internal liquidity policy. Regions was fully compliant with those requirements as of year-end.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•“Short-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A
•“Long-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A
•“Regulatory Requirements” section of MD&A
•“Liquidity” discussion within the “Risk Management” section of MD&A
•Note 12 "Borrowings" to the consolidated financial statements
2021 Expectations

2021 Expectations
Category	Expectation
Total Adjusted Revenue(1)	Down modestly (depending on timing and amount of PPP forgiveness)
Adjusted Non-Interest Expense	Relatively stable to down modestly
Adjusted Ending Loans	Up low single digits
Adjusted Average Loans	Down low single digits
Net charge-offs/ average loans	55 - 65 basis points
Effective tax rate	20% - 22%
______
(1) Total revenue guidance assumes short-term rates remain near zero and the 10-year U.S Treasury yield remains between 1.0%-1.25%.
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2021 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.

GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on operations for the years 2020 and 2019; in addition, financial information for prior years will also be presented when appropriate.
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
Recent Acquisitions
On February 27, 2020, Regions announced that it had entered into an agreement to acquire Ascentium Capital LLC, an independent equipment financing company headquartered in Kingwood, Texas. The transaction closed on April 1, 2020, and included approximately $1.9 billion in loans and leases to small businesses. Refer to the "Ascentium Acquisition" section for more detail.
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
See Note 23 "Business Segment Information" to the consolidated financial statements for further information on Regions’ business segments.

Table 1— Financial Highlights

	2020	2019	2018	2017	2016
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income(1)	$4,262	$4,596	$4,337	$3,912	$3,711
Interest expense(1)	368	851	602	373	313
Net interest income(1)	3,894	3,745	3,735	3,539	3,398
Provision for credit losses(2)	1,330	387	229	150	262
Net interest income after provision for credit losses	2,564	3,358	3,506	3,389	3,136
Non-interest income	2,393	2,116	2,019	1,962	2,011
Non-interest expense	3,643	3,489	3,570	3,491	3,483
Income from continuing operations before income taxes	1,314	1,985	1,955	1,860	1,664
Income tax expense	220	403	387	619	510
Income from continuing operations	1,094	1,582	1,568	1,241	1,154
Income from discontinued operations before income taxes	—	—	271	19	16
Income tax expense (benefit)	—	—	80	(3)	7
Income from discontinued operations, net of tax	—	—	191	22	9
Net income	$1,094	$1,582	$1,759	$1,263	$1,163
Net income from continuing operations available to common shareholders	$991	$1,503	$1,504	$1,177	$1,090
Net income available to common shareholders	$991	$1,503	$1,695	$1,199	$1,099
Earnings per common share from continuing operations – basic	$1.03	$1.51	$1.38	$0.99	$0.87
Earnings per common share from continuing operations – diluted	1.03	1.50	1.36	0.98	0.86
Earnings per common share – basic	1.03	1.51	1.55	1.01	0.87
Earnings per common share – diluted	1.03	1.50	1.54	1.00	0.87
Return on average common shareholders' equity - continuing operations (3)	6.24%	10.06%	10.33%	7.42%	6.69%
Return on average tangible common shareholders’ equity (non-GAAP) - continuing operations (3)(4)	9.23	14.91	15.59	10.80	9.61
Return on average assets - continuing operations (3)	0.79	1.26	1.27	1.00	0.92
BALANCE SHEET SUMMARY
As of December 31
Loans, net of unearned income	$85,266	$82,963	$83,152	$79,947	$80,095
Allowance for credit losses	(2,293)	(914)	(891)	(987)	(1,160)
Assets	147,389	126,240	125,688	124,294	125,968
Deposits	122,479	97,475	94,491	96,889	99,035
Long-term debt	3,569	7,879	12,424	8,132	7,763
Shareholders’ equity	18,111	16,295	15,090	16,192	16,664
Average balances
Loans, net of unearned income	$87,813	$83,248	$80,692	$79,846	$81,333
Assets	138,095	125,110	123,380	123,976	125,506
Deposits	110,794	94,413	94,438	97,341	97,921
Long-term debt	6,601	10,126	9,977	7,076	8,159
Shareholders’ equity	17,382	16,082	15,381	16,665	17,126
SELECTED RATIOS
Common equity Tier 1 ratio (5)	9.84	9.68	9.90	11.05	11.21
Tier 1 capital (5)	11.39	10.91	10.68	11.86	11.98
Total capital (5)	13.56	12.68	12.46	13.78	14.15
Leverage capital (5)	8.71	9.65	9.32	10.01	10.20
Tangible common shareholders’ equity to tangible assets (non-GAAP) (4)	7.91	8.34	7.80	8.71	8.99
Efficiency ratio	57.50	58.99	61.50	62.44	63.42
Adjusted efficiency ratio (non-GAAP) (4)	56.62	58.03	59.26	61.35	62.46

	2020	2019	2018	2017	2016
	(In millions, except per share data)
COMMON STOCK DATA
Common equity book value per share	$17.13	$15.65	$13.92	$13.55	$13.04
Tangible common book value per share (non-GAAP)(4)	11.71	10.58	9.19	9.16	8.95
Market value at year-end	16.12	17.16	13.38	17.28	14.36
Total trading volume (shares)	2,744	2,782	3,044	3,704	5,241
Dividend payout ratio	60.21%	39.24%	29.90%	31.48%	29.25%
Shareholders of record at year-end (actual)	39,174	40,279	42,087	46,143	48,958
Weighted-average number of common shares outstanding
Basic	959	995	1,092	1,186	1,255
Diluted	962	999	1,102	1,198	1,261
________
(1)Due to the immaterial impact of other financing income and depreciation expense on operating lease assets in 2020, interest income and interest expense for prior periods have been revised to reflect the 2020 presentation.
(2)Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.
(3)Due to the immaterial impact of the discontinued operations, the balance sheet has not been presented on a continuing operations basis.
(4)See Table 2 for GAAP to non-GAAP reconciliations.
(5)Current year common equity Tier 1, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average balances of loans”, "adjusted ending balances of loans", "ACL to loans excluding PPP, net ratio", “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common shareholders’ equity” on a consolidated and continuing operations basis, and end of period “tangible common shareholders’ equity”, and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results (management only)
•Presentations to investors of Company performance
Average total loans are presented excluding loan balances related to commercial loans transferred to held for sale, loans originated through the SBA's PPP program, the indirect-other consumer exit portfolio, the indirect vehicles exit portfolio, and the impact of the first quarter 2018 residential first mortgage loan sale, as well as including the impact of the fourth quarter of 2018 reclassification of purchase cards to commercial and industrial loans from other assets to arrive at adjusted average total loans (non-GAAP). Regions believes adjusting average total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.
Ending total loans are presented excluding loan balances related to loans originated through the SBA's PPP program. Regions believes the related ACL to loans excluding PPP ratio provides meaningful information about credit loss allowance levels when the SBA's PPP loans, which are fully backed by the U.S. government, are excluded from total loans and the related credit loss is excluded from the total allowance for credit losses.
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as adjusted non-interest expense divided by adjusted total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as adjusted non-interest income divided by adjusted total revenue on a taxable-equivalent basis. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income on a taxable-equivalent basis (GAAP) is presented excluding certain adjustments related to Tax Reform to arrive at adjusted net interest income on a taxable-equivalent basis (non-GAAP). Net interest income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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
The following tables provide: 1) a reconciliation of average total loans (GAAP) to adjusted average total loans (non-GAAP), 2) a reconciliation of ending total loans (GAAP) to ending total loans (non-GAAP), 3) a reconciliation of ending total loans excluding PPP loans (non-GAAP) and a computation of ACL to ending loans excluding PPP loans (non-GAAP), 4) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 5) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 6) a reconciliation of net interest income/margin, taxable equivalent basis (GAAP) to adjusted net interest income/margin, taxable equivalent basis (non-GAAP), 7) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 8) a computation of adjusted total revenue (non-GAAP), 9) a computation of the adjusted efficiency ratio (non-GAAP), 10) a computation of the adjusted fee income ratio (non-GAAP), and 11) a reconciliation of average and ending shareholders’ equity (GAAP) to average and ending tangible common shareholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP).
Table 2—GAAP to Non-GAAP Reconciliations

	Year Ended December 31
	2020	2019	2018	2017	2016
	(In millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans	$87,813	$83,248	$80,692	$79,846	$81,333
Less: Commercial loans transferred to held for sale(1)	179	—	—	—	—
Less: SBA PPP Loans	2,986	—	—	—	—
Less: Indirect—other consumer exit portfolio(2)	1,417	1,850	1,484	981	559
Less: Indirect—vehicles	1,341	2,421	3,217	3,660	4,103
Less: Balances of residential first mortgage loans sold (3)	—	—	40	254	254
Add: Purchasing card balances (4)	—	—	232	202	178
Adjusted average total loans (non-GAAP)	$81,890	$78,977	$76,183	$75,153	$76,595

	Year Ended December 31
	2020	2019	2018	2017	2016
	(In millions)
ADJUSTED ENDING BALANCES OF LOANS
Ending total loans	$85,266	$82,963	$83,152	$79,947	$80,095
Less: SBA PPP Loans	3,624	—	—	—	—
Less: Indirect—other consumer exit portfolio(2)	1,101	1,799	1,737	1,242	750
Less: Indirect—vehicles	934	1,812	3,053	3,326	4,040
Less: Balances of residential first mortgage loans sold (3)	—	—	—	254	254
Add: Purchasing card balances (4)	—	—	—	213	189
Adjusted ending total loans (non-GAAP)	$79,607	$79,352	$78,362	$75,338	$75,240

	Year Ended December 31
	2020	2019	2018	2017	2016
	(Dollars in millions)
ACL/LOANS, EXCLUDING PPP, NET
Ending total loans (GAAP)	$85,266	$82,963	$83,152	$79,947	$80,095
Less: SBA PPP loans	3,624	—	—	—	—
Ending total loans excluding PPP, net (non-GAAP)	$81,642	$82,963	$83,152	$79,947	$80,095
ACL at period end	$2,293	$914	$891	$987	$1,160
Less: SBA PPP Loans' ACL	1	—	—	—	—
ACL excluding PPP Loans' ACL (non-GAAP)	$2,292	$914	$891	$987	$1,160
ACL/Loans, excluding PPP, net (non-GAAP)	2.81%	1.10%	1.07%	1.23%	1.45%

		Year Ended December 31
		2020	2019	2018	2017	2016
		(Dollars in millions, except per share data)
INCOME — CONSOLIDATED
Net income (GAAP)		$1,094	$1,582	$1,759	$1,263	$1,163
Preferred dividends (GAAP)		(103)	(79)	(64)	(64)	(64)
Net income available to common shareholders (GAAP)	A	$991	$1,503	$1,695	$1,199	$1,099
Income from discontinued operations, net of tax		—	—	191	22	9
Net income from continuing operations available to common shareholders (GAAP)	B	$991	$1,503	$1,504	$1,177	$1,090
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS — CONTINUING OPERATIONS
Non-interest expense (GAAP)	C	$3,643	$3,489	$3,570	$3,491	$3,483
Adjustments:
Contribution to Regions Financial Corporation foundation		(10)	—	(60)	(40)	—
Professional, legal and regulatory expenses (5)		(7)	—	—	—	(3)
Branch consolidation, property and equipment charges		(31)	(25)	(11)	(22)	(58)
Expenses associated with residential mortgage loan sale		—	—	(4)	—	—
Loss on early extinguishment of debt		(22)	(16)	—	—	(14)
Salary and employee benefits—severance charges		(31)	(5)	(61)	(10)	(21)
Acquisition expense		(1)	—	—	—	—
Adjusted non-interest expense (non-GAAP)	D	$3,541	$3,443	$3,434	$3,419	$3,387
Net interest income (GAAP)	E	$3,894	$3,745	$3,735	$3,539	$3,398
Reduction in leveraged lease interest income resulting from Tax Reform		—	—	—	6	—
Adjusted net interest income (non-GAAP)	F	$3,894	$3,745	$3,735	$3,545	$3,398
Net interest income (GAAP)		$3,894	$3,745	$3,735	$3,539	$3,398
Taxable-equivalent adjustment		48	53	51	90	84
Net interest income, taxable-equivalent basis - continuing operations	G	3,942	3,798	3,786	3,629	3,482
Reduction in leveraged lease interest income resulting from Tax Reform		—	—	—	6	—
Adjusted net interest income, taxable equivalent basis (non-GAAP)	H	$3,942	$3,798	$3,786	$3,635	$3,482
Net interest margin (GAAP) (6)		3.21%	3.45%	3.50%	3.32%	3.14%
Reduction in leveraged lease interest income resulting from Tax Reform		—	—	—	0.01	—
Adjusted net interest margin (non-GAAP)		3.21%	3.45%	3.50%	3.33%	3.14%
Non-interest income (GAAP)	I	$2,393	$2,116	$2,019	$1,962	$2,011
Adjustments:
Securities (gains) losses, net		(4)	28	(1)	(19)	(6)
Valuation gain on equity investment		(50)	—	—	—	—
Bank-owned life insurance		(25)	—	—	—	—
Insurance proceeds (8)		—	—	—	—	(50)
Leveraged lease termination gains		(2)	(1)	(8)	(1)	(8)
Gain on sale of affordable housing residential mortgage loans (9)		—	(8)	—	(5)	(5)
Adjusted non-interest income (non-GAAP)	J	$2,312	$2,135	$2,010	$1,937	$1,942
Total revenue	E+I=K	$6,287	$5,861	$5,754	$5,501	$5,409
Adjusted total revenue (non-GAAP)	F+J=L	$6,206	$5,880	$5,745	$5,482	$5,340
Total revenue, taxable-equivalent basis	G+I=M	$6,335	$5,914	$5,805	$5,591	$5,493
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	H+J=N	$6,254	$5,933	$5,796	$5,572	$5,424
Efficiency ratio (GAAP)(7)	C/M	57.50%	58.99%	61.50%	62.44%	63.42%
Adjusted efficiency ratio (non-GAAP)(7)	D/N	56.62%	58.03%	59.26%	61.35%	62.46%
Fee income ratio (GAAP)(7)	I/M	37.77%	35.78%	34.78%	35.09%	36.62%
Adjusted fee income ratio (non-GAAP)(7)	J/N	36.96%	36.00%	34.68%	34.80%	35.82%

		Year Ended December 31
		2020	2019	2018	2017	2016
		(Dollars in millions, except share data)
RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS' EQUITY — CONSOLIDATED
Average shareholders’ equity (GAAP)		$17,382	$16,082	$15,381	$16,665	$17,126
Less: Average intangible assets (GAAP)		5,239	4,943	5,010	5,103	5,125
Average deferred tax liability related to intangibles (GAAP)		(99)	(94)	(97)	(148)	(162)
Average preferred stock (GAAP)		1,509	1,151	820	820	820
Average tangible common shareholders’ equity (non-GAAP)	O	$10,733	$10,082	$9,648	$10,890	$11,343
Return on average tangible common shareholders’ equity (non-GAAP) (7)	A/O	9.23%	14.91%	17.57%	11.01%	9.69%

RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS' EQUITY — CONTINUING OPERATIONS
Average shareholders’ equity (GAAP) (10)		$17,382	$16,082	$15,381	$16,665	$17,126
Less: Average intangible assets (GAAP) (10)		5,239	4,943	5,010	5,103	5,125
Average deferred tax liability related to intangibles (GAAP) (10)		(99)	(94)	(97)	(148)	(162)
Average preferred stock (GAAP) 109)		1,509	1,151	820	820	820
Average tangible common shareholders’ equity (non-GAAP)	P	$10,733	$10,082	$9,648	$10,890	$11,343
Return on average tangible common shareholders’ equity (non-GAAP)(5)(7)	B/P	9.23%	14.91%	15.59%	10.80%	9.61%
TANGIBLE COMMON RATIOS — CONSOLIDATED
Ending shareholders’ equity (GAAP)		$18,111	$16,295	$15,090	$16,192	$16,664
Less: Ending intangible assets (GAAP)		5,312	4,950	4,944	5,081	5,125
Ending deferred tax liability related to intangibles (GAAP)		(106)	(92)	(94)	(99)	(155)
Ending preferred stock (GAAP)		1,656	1,310	820	820	820
Ending tangible common shareholders’ equity (non-GAAP)	Q	$11,249	$10,127	$9,420	$10,390	$10,874
Ending total assets (GAAP)		$147,389	$126,240	$125,688	$124,294	$125,968
Less: Ending intangible assets (GAAP)		5,312	4,950	4,944	5,081	5,125
Ending deferred tax liability related to intangibles (GAAP)		(106)	(92)	(94)	(99)	(155)
Ending tangible assets (non-GAAP)	R	$142,183	$121,382	$120,838	$119,312	$120,998
End of period shares outstanding	S	960	957	1,025	1,134	1,215
Tangible common shareholders’ equity to tangible assets (non-GAAP)	Q/R	7.91%	8.34%	7.80%	8.71%	8.99%
Tangible common book value per share (non-GAAP)(7)	Q/S	$11.71	$10.58	$9.19	$9.16	$8.95
 _________
(1)In the fourth quarter of 2020, Regions made the decision to sell a certain portfolio of $239 million of commercial and industrial loans, which were reclassified to held for sale as of December 31, 2020. Adjustments to average loan balances assume a simple day-weighted average impact for the fourth quarter of 2020, and are equal to the ending balance of the loans moved to held for sale for the prior periods.
(2)In the fourth quarter of 2019, Regions decided not to renew a third party relationship.
(3)Adjustments to average loan balances assume a simple day-weighted average impact for the year ended December 31, 2018, and are equal to the ending balance of the residential first mortgage loans sold for the prior periods.
(4)On December 31, 2018, purchasing cards were reclassified to commercial and industrial loans from other assets.
(5)In the second quarter of 2020, Regions recorded $7 million in professional fees and related costs associated with the April 2020 equipment finance acquisition, Regions recorded $3 million of contingent legal and regulatory accruals during the second quarter of 2016 related to previously disclosed matters.
(6)Refer to Table 3 for computation of net interest margin.
(7)Amounts have been calculated using whole dollar values.
(8)Insurance proceeds recognized in the third quarter of 2016 are related to the previously disclosed settlement with the Department of Housing and Urban Development.
(9)In the first quarter of 2019, the Company sold $167 million of affordable housing residential mortgage loans for a gain of $8 million. In the fourth quarter of 2016, the Company sold affordable housing residential mortgage loans to FHLMC for a $5 million gain.

Approximately $91 million were sold with recourse, resulting in a deferred gain of $5 million, which was recognized during the second quarter of 2017.
(10)Due to the immaterial impact of the discontinued operations, the balance sheet has not been presented on a continuing operations basis.

CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with GAAP, regulatory guidance, where applicable, and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, fair value measurements, intangible assets (goodwill and other identifiable intangible assets), residential MSRs and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.
Allowance for Credit Losses
The allowance for credit losses (“allowance”) consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Regions determines its allowance in accordance with GAAP and applicable regulatory guidance.
On January 1, 2020, Regions adopted CECL, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. See Note 1 "Summary of Significant Accounting Policies" and Note 6 "Allowance for Credit Losses" to the consolidated financial statements for information about CECL adoption, areas of judgment and methodologies used in establishing the allowance.
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
Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of allowance based on their judgments and estimates. Volatility in certain credit metrics is to be expected. Additionally, changes in circumstances related to individually large credits, commodity prices, or certain macroeconomic forecast assumptions may result in volatility. The scenarios discussed below, or other scenarios, have the ability to result in actual credit losses that differ, perhaps materially, from the originally estimated amounts. In addition, it is difficult to predict how changes in economic conditions, including changes resulting from various pandemic scenarios, the impact of government stimulus programs to individuals and businesses, and the timely distribution and efficacy of a vaccine could affect borrower behavior. This analysis is not intended to estimate changes in the overall allowance, which would also be influenced by the judgment management applies to the modeled loss estimates to reflect uncertainty and imprecision based on then-current circumstances and conditions.
In December 2020, the FRB released its estimated modeled credit losses for Regions as part of its second round of stress test results for 2020. The second round of FRB stress test results included two hypothetical scenarios that were more severe than the severely adverse scenario from the supervisory stress test results released in the second quarter of 2020. In the second round of stress test results, the FRB estimated credit losses in its severely adverse scenario of $6 billion for Regions. Whereas this scenario assumed a different macroeconomic outlook than Regions', it may represent a possible range of potential credit losses in such a scenario. See the Federal Reserve stress test disclosures for more information regarding their assumptions in this stress test.
It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, Regions compared the modeled quantitative allowance results using favorable and unfavorable scenarios ( +/- 1 standard deviation) to the base economic forecast. The difference between the base macroeconomic forecast and the favorable scenario over the two year R&S period results in an approximate 15 percent decrease to the modeled allowance results. The difference between the base and the unfavorable scenario over the two year R&S period results in an approximate 20 percent increase to the modeled allowance results.

Similar to the scenarios above, it is difficult to estimate how potential changes in credit risk factors might affect the overall allowance because of the wide variety of credit risk factors that are considered in estimating the allowance. Changes in risk ratings may not occur at the same rate and may not be consistent across product or industry types. Regions conducted a separate sensitivity analysis considering deteriorating conditions for commercial and investor real estate portfolio factors by stressing key portfolio drivers relative to the baseline portfolio conditions. Regions stressed risk ratings by one downgrade for commercial and investor real estate loans. This scenario generated a 36 percent increase in the modeled allowance for the commercial and investor real estate portfolios.
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
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for a detailed discussion of determining fair value, including pricing validation processes.
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily acquired customer relationship intangibles, core deposit intangibles and purchased credit card relationships). Goodwill totaled $5.2 billion and $4.8 billion at December 31, 2020 and December 31, 2019, respectively. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for further discussion).
Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If, based on the weight of the evidence, the Company determines it is more likely than not that the fair value exceeds book value, then an impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, an impairment test is performed. The estimated fair value of the reporting unit is compared to its carrying amount, including goodwill. To the extent that the estimated fair value of the reporting unit exceeds the carrying value, impairment is not indicated. Conversely, if the estimated fair value of the reporting unit is below its carrying amount, a loss (which could be material) would be recognized to reduce the carrying amount to the estimated fair value. The carrying value of equity for each reporting unit is determined from an allocation based upon risk weighted assets. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill.
During the second quarter of 2020, Regions assessed events and circumstances for all three reporting units that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic. Based on these events and circumstances, and after assessing indicators such as recent operating performance, changes in market capitalization, and changes in the business climate, Regions concluded that a triggering event had occurred which required Regions to perform a quantitative goodwill impairment test. The results of the test did not require Regions to record a goodwill impairment charge as all three reporting units continued to have a fair value in excess of book value.
The Company completed its annual goodwill impairment test as of October 1, 2020, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry. After assessing the totality of the events and circumstances, the Company determined that it is more likely than not that the fair value of the Corporate Bank, Consumer Bank, and Wealth Management reporting units exceed their respective carrying values. Therefore, a quantitative impairment test was deemed unnecessary. Refer to Note 10 "Intangible Assets" to the consolidated financial statements for additional discussion of goodwill.
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
Other material identifiable intangible assets, primarily acquired customer relationship intangibles, core deposit intangibles and purchased credit card relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances which could impact the recoverability of the intangible asset. These events could include loss of customer relationships, loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated.
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $296 million at December 31, 2020. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in benchmark interest rates of 25 basis points and 50 basis points would reduce the December 31, 2020 fair value of residential MSRs by approximately 10 percent ($28 million) and 19 percent ($56 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2020 fair value of residential MSRs by approximately 9 percent ($28 million) and 18 percent ($55 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 16 percent, would result in a decline in the value of the residential MSRs by approximately $10 million.
The pro forma fair value analyses presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates. This sensitivity analysis does not reflect an expected outcome. Refer to Note 7 "Servicing of Financial Assets"to the consolidated financial statements for additional disclosure on residential mortgage servicing rights.
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
OPERATING RESULTS
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income (taxable-equivalent basis) increased $144 million in 2020 compared to 2019, driven primarily by increases in loan balances attributable to PPP lending, the Ascentium acquisition in the second quarter of 2020, increased production of residential first mortgage loans, a decrease in deposit costs, and active cash management strategies. This includes increases in investment securities balances and decreases in short and long-term borrowings balances through the redemption of Parent and Bank senior notes and paydowns of FHLB advances.
Net interest income also benefited from the Company's interest rate hedging strategy. The hedges are designed to protect net interest income in a low short-term rate environment, such as the one that currently exists, and had a positive impact to net interest income of approximately $260 million for all of 2020. The Company began adding hedges in 2018; however, they were designed to become effective beginning in 2020. Therefore, the hedging strategy produced no benefits before 2020.
In response to the COVID-19 pandemic, the Federal Reserve dramatically increased policy accommodation during 2020, through lowering its policy rate to near-zero and increasing the size of its balance sheet. This, coupled with a sharp revision in global economic growth trends, resulted in decreases in long-term interest rates to all-time lows in 2020. Long-term interest rates are generally represented by the yield on the 10-year U.S. Treasury note. The average yield on the 10-year U.S. Treasury rate decreased to 0.89 percent in 2020, compared to 2.14 percent in 2019.
The net interest margin decreased to 3.21 percent in 2020 from 3.45 percent in 2019. The decline was primarily driven by elevated liquidity, as indicated by higher cash levels and increases in loan balances due to PPP lending. Lower market interest rates also impacted the net interest margin in 2020. The net interest margin was negatively impacted by the repricing of fixed rate loan portfolios and the securities portfolio at lower market interest rates during 2020. However, the reduction in loan and securities yields was almost completely offset by additional hedging income and lower funding costs. Average earning asset yields were 71 basis points lower in 2020 as compared to 2019, and interest-bearing liability rates were 67 basis points lower. As a result, the net interest rate spread only decreased 4 basis points to 3.00 percent in 2020 compared to 3.04 percent in 2019.
Regions' asset yields were impacted by the lower interest rate environment. The taxable investment securities portfolio, which contains significant residential fixed-rate exposure, decreased in yield to 2.34 percent in 2020 from 2.65 percent in 2019. The yield decreased primarily due to reinvestment, adding new securities at lower yields, and higher premium amortization driven by higher premium balances as a result of securities purchases combined with increased prepayment speeds. Notably, non-economic increases to prepayment speeds on GNMA collateral based on favorable economics for servicers to purchase loans in forbearance out of pools contributed to elevated premium amortization in 2020.
The loan portfolio decreased in yield to 4.15 percent in 2020 from 4.69 percent in 2019. The Company's loan yields are primarily influenced by short-term interest rates such as 30-day LIBOR, which averaged 0.52 percent in 2020, compared to 2.22 percent in 2019. Notably the hedging program, which protects against lower short-term rates, contributed 0.30 percent to loan yields in 2020. Reinvestment of fixed rate loans at lower long-term interest rates throughout 2020 also contributed to the yield decrease. Loan yields were also negatively impacted by unfavorable remixing of the loan portfolio during 2020, including the intentional runoff of higher yielding unsecured consumer loans.
The Company's funding costs also decreased in 2020 as compared to 2019. Deposit costs decreased to 16 basis points for 2020 compared to 47 basis points for 2019. The decrease was due primarily to lower interest rates and active deposit cost management, coupled with a higher non-interest bearing balance mix. The average long-term borrowing balance of $6.6 billion in 2020 was lower than 2019 due to the redemption of Parent and Bank senior notes and the elimination of all FHLB advances. The cost on these borrowings decreased 76 basis points, as the majority of Regions' long-term debt is effectively converted to floating rate debt through the execution of interest rate swaps. See the "Borrowings" section in Management's Discussion and Analysis and Note 12 "Borrowings" to the consolidated financial statements for additional information.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.

Table 3 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2020			2019			2018
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities (1)	$24,837	$582	2.34%	$24,274	$643	2.65%	$25,005	$626	2.50%
Loans held for sale	932	28	2.95	450	17	3.75	386	15	3.98
Loans, net of unearned income (2)(3)	87,813	3,658	4.15	83,248	3,919	4.69	80,692	3,664	4.52
Other earning assets	9,070	42	0.47	2,202	70	3.17	2,891	84	2.90
Total earning assets	122,652	4,310	3.50	110,174	4,649	4.21	108,974	4,389	4.01
Unrealized gains/(losses) on securities available for sale, net (1)	935			(5)			(742)
Allowance for credit losses	(1,944)			(857)			(863)
Cash and due from banks	2,047			1,895			1,975
Other non-earning assets	14,405			13,903			14,036
	$138,095			$125,110			$123,380
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$10,325	14	0.14	$8,719	14	0.16	$8,838	14	0.16
Interest-bearing checking	21,522	35	0.16	18,772	125	0.67	19,167	79	0.41
Money market	27,877	51	0.18	24,637	167	0.68	24,181	86	0.35
Time deposits	6,432	76	1.18	7,632	123	1.61	6,665	69	1.05
Other deposits	252	4	1.58	784	18	2.26	123	2	1.99
Total interest-bearing deposits (4)	66,408	180	0.27	60,544	447	0.74	58,974	250	0.42
Federal funds purchased and securities sold under agreements to repurchase	46	1	1.18	227	5	2.28	135	3	1.98
Other short-term borrowings	797	9	1.13	2,014	48	2.35	1,262	27	2.15
Long-term borrowings	6,601	178	2.67	10,126	351	3.43	9,977	322	3.19
Total interest-bearing liabilities	73,852	368	0.50	72,911	851	1.17	70,348	602	0.86
Non-interest-bearing deposits (4)	44,386	—	—	33,869	—	—	35,464	—	—
Total funding sources	118,238	368	0.31	106,780	851	0.79	105,812	602	0.57
Net interest spread (1)			3.00			3.04			3.15
Other liabilities	2,469			2,245			2,187
Shareholders’ equity	17,382			16,082			15,381
Noncontrolling Interest	6			3			—
	$138,095			$125,110			$123,380
Net interest income/margin on a taxable-equivalent basis (5)		$3,942	3.21%		$3,798	3.45%		$3,787	3.48%
_______
(1)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(2)Loans, net of unearned income include non-accrual loans for all periods presented.
(3)Interest income includes net loan fees of $75 million, $7 million and $21 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.16%, 0.47% and 0.26% for the years ended December 31, 2020, 2019 and 2018, respectively.
(5)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4 "Volume and Yield/Rate Variances" provides additional information with which to analyze the changes in net interest income.
Table 4— Volume and Yield/Rate Variances

	2020 Compared to 2019			2019 Compared to 2018
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Debt securities	$15	$(76)	$(61)	$(19)	$36	$17
Loans held for sale	15	(4)	11	3	(1)	2
Loans, including fees	206	(467)	(261)	117	138	255
Other earning assets	71	(99)	(28)	(21)	7	(14)
Total earning assets	307	(646)	(339)	80	180	260
Interest expense on:
Savings	2	(2)	—	—	—	—
Interest-bearing checking	16	(106)	(90)	(2)	48	46
Money market	19	(135)	(116)	2	79	81
Time deposits	(17)	(30)	(47)	11	43	54
Other deposits	(10)	(4)	(14)	16	—	16
Total interest-bearing deposits	10	(277)	(267)	27	170	197
Federal funds purchased and securities sold under agreements to repurchase	(2)	(2)	(4)	2	—	2
Other short-term borrowings	(21)	(18)	(39)	18	3	21
Long-term borrowings	(106)	(67)	(173)	5	24	29
Total interest-bearing liabilities	(119)	(364)	(483)	52	197	249
Increase (decrease) in net interest income	$426	$(282)	$144	$28	$(17)	$11
______
Notes:
•The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
•The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for the years ended December 31, 2020, 2019, and 2018, adjusted for applicable state income taxes net of the related federal tax benefit.
The mix of earning assets can affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. Average earning assets in 2020 totaled $122.7 billion, an increase of $12.5 billion as compared to the prior year, due to increased balances at the FRB and loan balances. See the "Cash and Cash Equivalents" and "Loans" sections for further details.
Average loans as a percentage of average earning assets were 72 percent and 76 percent in 2020 and 2019, respectively. The remaining categories of earning assets are shown in Table 3 "Consolidated Average Daily Balances and Yield/Rate Analysis". The proportion of average earning assets to average total assets, which was 89 percent in 2020 and 88 percent in 2019, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 60 percent in 2020 and 66 percent in 2019.

PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. Regions adopted CECL on January 1, 2020. Upon adoption, Regions classified the provision for unfunded credit losses as provision for credit losses. Prior to 2020, the provision for unfunded credit losses was included in non-interest expense. During 2020, the provision for credit losses totaled $1.3 billion and net charge-offs were $512 million. This compares to a provision for loan losses of $387 million and net charge-offs of $358 million in 2019.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 6 "Allowance for Credit Losses" to the consolidated financial statements.
NON-INTEREST INCOME
Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31			Change 2020 vs. 2019
	2020	2019	2018	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$621	$729	$710	$(108)	(14.8)%
Card and ATM fees	438	455	438	(17)	(3.7)%
Mortgage income	333	163	137	170	104.3%
Capital markets income	275	178	202	97	54.5%
Investment management and trust fee income	253	243	235	10	4.1%
Bank-owned life insurance	95	78	65	17	21.8%
Investment services fee income	84	79	71	5	6.3%
Commercial credit fee income	77	73	71	4	5.5%
Valuation gain on equity investment	50	—	—	50	NM
Securities gains (losses), net	4	(28)	1	32	114.3%
Market value adjustments on employee benefit assets - defined benefit	—	5	(6)	(5)	(100.0)%
Market value adjustments on employee benefit assets - other	12	11	(5)	1	9.1%
Other miscellaneous income	151	130	100	21	16.2%
	$2,393	$2,116	$2,019	$277	13.1%
_______
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The decrease in 2020 compared to 2019 was the result of lower customer spending due to the COVID-19 pandemic. Government stimulus programs resulting from the COVID-19 pandemic aided in the increase of customer deposits, elevation of customer liquidity and also resulted in a reduction in overdraft charges. Consumer spending continues to normalize and the Company expects consumer service charges to grow in 2021 compared to 2020 levels; however, due to changes in customer behavior and enhancements to overdraft practices and transaction posting, the expectation is that consumer service charges will remain approximately 10 percent to 15 percent below 2019 levels in 2021.
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The decrease in 2020 compared to 2019 was primarily due to decreases in bank card and consumer credit card income as a result of declines in debit and credit card spending and transaction volumes associated with the COVID-19 pandemic. Card and ATM fees began to recover late in 2020 with the expectation that such fees will increase in 2021.

Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in 2020 compared to 2019 was due to increased loan production and sales income as lower interest rates during 2020 drove higher loan application volume. See Note 7 "Servicing of Financial Assets" to the consolidated financial statements for more information.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication and placement, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in 2020 compared to 2019 was primarily due to increases in fees generated from the placement of permanent financing for real estate, securities underwriting and placement fees, M&A advisory services, and positive market-related credit valuation adjustments tied to credit derivatives within commercial swap income.
Investment Management and Trust Fee Income
Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. The increase in 2020 compared to 2019 was primarily due to an increase in assets under administration and higher sales volumes.
Bank-owned Life Insurance
Bank-owned life insurance increased in 2020 compared to 2019 primarily due to a $25 million gain associated with a policy exchange completed during the fourth quarter of 2020, partially offset by a reduction in claims benefits during 2020.
Valuation Gain on Equity Investment
Valuation gain on equity investment is associated with an unrealized holding gain on an equity investment in a company which executed an initial public offering during the third quarter of 2020. Subsequent to December 31, 2020, at the end of the 180-day lockup period, Regions executed a trade of all positions on this equity investment realizing an additional gain of approximately $3 million.
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
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item referenced above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in 2020 compared to 2019 primarily due to an increase in additional revenue derived from the Company's April 2020 equipment finance acquisition, commercial loan related fee income, and commercial leasing income driven by higher loan balances in 2020.

NON-INTEREST EXPENSE
Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31			Change 2020 vs. 2019
	2020	2019	2018	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$2,100	$1,916	$1,947	$184	9.6%
Furniture and equipment expense	348	325	325	23	7.1%
Net occupancy expense	313	321	335	(8)	(2.5)%
Outside services	170	189	187	(19)	(10.1)%
Marketing	94	97	92	(3)	(3.1)%
Professional, legal and regulatory expenses	89	95	119	(6)	(6.3)%
Credit/checkcard expenses	50	68	57	(18)	(26.5)%
FDIC insurance assessments	48	48	85	—	—%
Branch consolidation, property and equipment charges	31	25	11	6	24.0%
Visa class B shares expense	24	14	10	10	71.4%
Loss on early extinguishment of debt	22	16	—	6	37.5%
Provision (credit) for unfunded credit losses(1)	—	(6)	(2)	6	100.0%
Other miscellaneous expenses	354	381	404	(27)	(7.1)%
	$3,643	$3,489	$3,570	$154	4.4%
_______
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses presented within net interest income after provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2020 compared to 2019 primarily due to higher production-based incentives, the addition of associates through the Company's April 2020 equipment finance acquisition and annual merit raises that occurred in the second quarter of 2020. Also contributing to the increase for 2020 was increased pay related to the COVID-19 pandemic that did not occur in 2019. Full-time equivalent headcount decreased to 19,406 at December 31, 2020 from 19,564 at December 31, 2019, reflecting the continuing impact of the Company's efficiency initiatives implemented as part of its strategic priorities which offset the addition of approximately 450 associates from the April 2020 equipment finance acquisition.
Furniture and Equipment Expense
Furniture and equipment expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment utilized by Regions and its affiliates. Furniture and equipment expense increased during 2020 compared to 2019 primarily due to investments in technology.
Net Occupancy Expense
Net occupancy expense includes rent, depreciation, ad valorem taxes, utilities, insurance, and maintenance. Net occupancy expense decreased during 2020 compared to 2019 primarily due to lower operating expenses resulting from the shelter in place orders during the COVID-19 pandemic and continued occupancy optimization initiatives which included branch closures and square footage reductions.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services decreased in 2020 compared to 2019 primarily due to Regions exiting a third party lending relationship in late 2019.
Credit/Checkcard Expenses
Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses decreased in 2020 compared to 2019 primarily due to a decline in debit card fraud.

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
Visa Class B Shares Expense
Visa class B shares expense is associated with shares sold in a prior year. The Visa class B shares have restrictions tied to the finalization of certain covered litigation. Visa class B shares expense increased during 2020 compared to 2019 as a result of increases in Visa's stock price and changes in the status of the covered litigation.
Loss on Early Extinguishment of Debt
In the second quarter of 2020, Regions executed a partial tender of two Regions Bank senior notes due April 2021. In the third quarter of 2020, Regions redeemed the principal outstanding of two Regions Bank senior notes due August 2021. In the fourth quarter of 2020, Regions called its 2.75% Parent senior notes due August 2022. In conjunction with these actions and early terminations of all FHLB advances, Regions incurred related early extinguishment pre-tax charges totaling $22 million. In 2019, Regions commenced a tender offer and received tenders for $740 million of its outstanding 3.20% senior notes due 2021, incurring a related early extinguishment pre-tax charge of approximately $16 million. See Note 12 "Borrowings" to the consolidated financial statements for additional information.
Provision (Credit) for Unfunded Credit Losses
Provision (credit) for unfunded credit losses is the adjustment to the reserve for unfunded credit commitments, which can fluctuate based on the amount of outstanding commitments and the level of risk associated with those commitments. Beginning in 2020, adjustments to the reserve for unfunded credit commitments are included within the provision for credit losses.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses decreased during 2020 compared to 2019 primarily driven by lower operational losses, declines in expenses related to non-service related pension costs and lower expenses associated with limited travel as a result of the COVID-19 pandemic.
INCOME TAXES
The Company’s income tax expense for the year ended 2020 was $220 million compared to income tax expense of $403 million for the same period in 2019, resulting in effective tax rates of 16.8 percent and 20.3 percent, respectively. The effective tax rate is lower in 2020 due primarily to a consistent level of permanent income tax preferences having a proportionally larger impact relative to pre–tax earnings, which were negatively impacted in 2020 because of the COVID–19 pandemic.
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
On January 1, 2020, the Company adopted CECL. This resulted in an adjustment to the opening balance of the allowance. The tax impact of this adjustment increased deferred tax assets by approximately $126 million. See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for further information.
At December 31, 2020, the Company reported a net deferred tax liability of $505 million compared to a net deferred liability of $328 million at December 31, 2019. The increase in the net deferred tax liability was due principally to the increase in unrealized gains in derivative instruments and available for sale securities, which was partially offset by an increase in the deferred tax asset related to the allowance.
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

•History of earnings - In 2020, the Company has continued its positive earnings trend with positive earnings from 2012 through 2020. There is no history of significant tax carryforwards expiring unused.
•Reversals of taxable temporary differences - The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $1.2 billion of deferred tax assets, which is significantly larger than the $785 million deferred tax asset balance net of valuation allowance at December 31, 2020.
•Creation of future taxable income - The Company has projected future taxable income that could offset excess deferred tax assets.
•Ability to implement tax planning strategies - The Company has the ability to implement tax planning strategies such as asset sales to maximize the realization of deferred tax assets.
Based on this evaluative process, the Company established a valuation allowance in the amount of $31 million at December 31, 2020 and $32 million at December 31, 2019 because the Company believes that a portion of state net operating loss carryforwards will not be utilized. See Note 1 "Summary of Significant Accounting Policies" and Note 20 "Income Taxes" to the consolidated financial statements for additional information about income taxes.
DISCONTINUED OPERATIONS
On July 2, 2018, Regions sold Regions Insurance Group, Inc. and related affiliates. On April 2, 2012, Morgan Keegan was sold. Regions' results from discontinued operations are presented in Note 3 "Discontinued Operations" to the consolidated financial statements. The results from discontinued operations in 2020 and 2019 were immaterial.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
Cash and Cash Equivalents
At December 31, 2020, cash and cash equivalents totaled $18.0 billion compared to $4.1 billion at December 31, 2019. The increase was due primarily to an increase in cash on deposit with the FRB. Significant deposit growth during the last half of 2020 contributed to elevated liquidity sources for the Company. Commercial customer deposit levels significantly increased as customers brought excess deposits back to Regions. Additionally, consumers kept government stimulus payments as well as continued to adjust their spending and saving behavior in response to the economic environment. Regions deployed some excess liquidity as opportunities existed given market interest rates, primarily through securities purchases and long-term borrowing extinguishment activities. See the "Borrowings" and "Securities" sections for further details. The remaining excess liquidity is held at the FRB. See the "Liquidity" and "Deposits" sections for more information.

Debt Securities
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Regions’ investment policy emphasizes credit quality and liquidity. Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 96% percent of the investment portfolio at December 31, 2020. All other debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 4% percent of total debt securities at December 31, 2020. The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices.
The average life of the debt securities portfolio at December 31, 2020 was estimated to be 4.59 years, with a duration of approximately 4.0 years. These metrics compare with an estimated average life of 5.3 years, with a duration of approximately 4.2 years for the portfolio at December 31, 2019.
Despite the low interest rate environment in 2020, Regions' comprehensive securities repositioning executed in late 2019 positioned the portfolio to react favorably to the current economic environment. The increase from year-end 2019 was the result of improved market valuation and purchases of mortgage-backed securities. During the third quarter of 2020, as part of its cash deployment strategy, Regions added $2.6 billion of residential agency mortgage-backed securities and $391 million of commercial agency mortgage-backed securities.
See Note 4 "Debt Securities" to the consolidated financial statements for additional information.
Table 7 "Debt Securities" details the carrying values of debt securities, including both available for sale and held to maturity.
Table 7—Debt Securities

	2020	2019	2018
	(In millions)
U.S. Treasury securities	$183	$182	$280
Federal agency securities	105	43	43
Mortgage-backed securities:
Residential agency	19,611	16,226	17,475
Residential non-agency	1	1	2
Commercial agency	6,586	5,388	4,466
Commercial non-agency	586	647	760
Corporate and other debt securities	1,204	1,451	1,185
	$28,276	$23,938	$24,211

Table 8 "Relative Contractual Maturities" details the contractual maturities of debt securities, including held to maturity and available for sale, and the related weighted-average yields.
Table 8— Relative Contractual Maturities

	Debt Securities Maturing as of December 31, 2020
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
U.S. Treasury securities	$54	$121	$1	$7	$183
Federal agency securities	1	10	1	93	105
Mortgage-backed securities:
Residential agency	—	139	716	18,756	19,611
Residential non-agency	—	—	1	—	1
Commercial agency	56	1,334	4,629	567	6,586
Commercial non-agency	—	—	—	586	586
Corporate and other debt securities	147	742	298	17	1,204
	$258	$2,346	$5,646	$20,026	$28,276
Weighted-average yield (1)	2.88%	2.61%	2.34%	2.18%	2.25%
_________
(1)The weighted-average yields are calculated on the basis of the yield to maturity based on the carrying value of each debt security. The yields presented in Table 3 are calculated based on the amortized cost of each debt security and yields earned throughout each year.
Loans Held For Sale
At December 31, 2020, loans held for sale totaled $1.9 billion, consisting of $1.4 billion of residential real estate mortgage loans, $460 million of commercial mortgage and other loans, and $6 million of non-performing loans. In the fourth quarter of 2020, Regions made the decision to sell a certain portfolio of $239 million commercial and industrial loans, which were reclassified to held for sale as of December 31, 2020. At December 31, 2019, loans held for sale totaled $637 million, consisting of $436 million of residential real estate mortgage loans, $188 million of commercial mortgage and other loans, and $13 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
Loans
GENERAL
Loans, net of unearned income, represented 64 percent of interest-earning assets as of December 31, 2020, compared to 74 percent as of December 31, 2019. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity lines and loans, indirect-vehicles, indirect-other consumer, consumer credit card and other consumer loans).

Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class as of December 31 and Table 10 provides information on selected loan maturities as of December 31:
Table 9—Loan Portfolio

	2020	2019	2018	2017	2016
	(In millions, net of unearned income)
Commercial and industrial	$42,870	$39,971	$39,282	$36,115	$35,012
Commercial real estate mortgage—owner-occupied	5,405	5,537	5,549	6,193	6,867
Commercial real estate construction—owner-occupied	300	331	384	332	334
Total commercial	48,575	45,839	45,215	42,640	42,213
Commercial investor real estate mortgage	5,394	4,936	4,650	4,062	4,087
Commercial investor real estate construction	1,869	1,621	1,786	1,772	2,387
Total investor real estate	7,263	6,557	6,436	5,834	6,474
Residential first mortgage	16,575	14,485	14,276	14,061	13,440
Home equity lines	4,539	5,300	5,871	6,571	7,233
Home equity loans	2,713	3,084	3,386	3,593	3,454
Indirect—vehicles	934	1,812	3,053	3,326	4,040
Indirect—other consumer	2,431	3,249	2,349	1,467	920
Consumer credit card	1,213	1,387	1,345	1,290	1,196
Other consumer	1,023	1,250	1,221	1,165	1,125
Total consumer	29,428	30,567	31,501	31,473	31,408
	$85,266	$82,963	$83,152	$79,947	$80,095

Table 10— Selected Loan Maturities

	Loans Maturing as of December 31, 2020 (1)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (2)	$5,738	$28,674	$8,265	$42,677
Commercial real estate mortgage—owner-occupied	360	2,076	2,969	5,405
Commercial real estate construction—owner-occupied	16	39	245	300
Total commercial	6,114	30,789	11,479	48,382
Commercial investor real estate mortgage	1,504	3,594	296	5,394
Commercial investor real estate construction	287	1,581	1	1,869
Total investor real estate	1,791	5,175	297	7,263
	$7,905	$35,964	$11,776	$55,645

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$10,107	$25,857
Due after five years	8,753	3,023
	$18,860	$28,880
_________
(1)Excludes consumer portfolio segment.
(2)Excludes $193 million of small business credit card accounts.
Loans, net of unearned income, totaled $85.3 billion at December 31, 2020, an increase of $2.3 billion from year-end 2019 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances increased year over year in the commercial and investor real estate portfolio segments but decreased in the consumer portfolio segment. Within the consumer portfolio segment, the year over year balance decline is attributable to declines across all categories except for residential first mortgage. Regions' decision in 2019 to discontinue its indirect auto lending and indirect other businesses contributed to declines in indirect portfolios.
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 9, explain changes in balances from the 2019 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 5 "Loans" and Note 6 "Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Many classes within Regions' portfolio segments continue to experience the impact of the COVID-19 pandemic. The extent to which Regions' borrowers are ultimately impacted will be influenced by the duration and severity of the economic impact, the timely distribution and efficacy of a vaccine, as well as the effectiveness of the various government stimulus programs in place to support individuals and businesses. See Tables 11 through 16 below for more detail.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $2.9 billion or 7 percent since year-end 2019. This balance includes $3.6 billion of PPP loans and the addition of $1.9 billion in loans related to the Ascentium acquisition that occurred at the beginning of the second quarter of 2020 (see the "Ascentium Acquisition" section for more information). In the first half of 2020, the commercial portfolio experienced elevated draws on commercial lines of credit; however line utilization levels normalized and declined to historic lows in the second half of 2020 driven by excess liquidity and customer deleveraging.
Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing on land and buildings, and are repaid by cash generated by business operations. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following table provides detail of Regions' commercial portfolio balances in selected industries as of December 31:
Table 11—Commercial Industry Exposure

	2020
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,605	$1,017	$2,622
Agriculture	424	332	756
Educational services	3,055	852	3,907
Energy	1,676	2,337	4,013
Financial services	4,416	4,905	9,321
Government and public sector	2,907	621	3,528
Healthcare	4,141	2,468	6,609
Information	1,699	1,096	2,795
Manufacturing	4,555	4,216	8,771
Professional, scientific and technical services	2,467	1,594	4,061
Real estate (1)	7,285	7,456	14,741
Religious, leisure, personal and non-profit services	1,966	810	2,776
Restaurant, accommodation and lodging	2,196	341	2,537
Retail trade	2,578	2,178	4,756
Transportation and warehousing	2,731	1,415	4,146
Utilities	1,829	2,758	4,587
Wholesale goods	3,050	3,303	6,353
Other (2)	(5)	1,774	1,769
Total commercial	$48,575	$39,473	$88,048

	2019 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,402	$888	$2,290
Agriculture	456	225	681
Educational services	2,724	676	3,400
Energy	2,172	2,528	4,700
Financial services	4,588	4,257	8,845
Government and public sector	2,825	522	3,347
Healthcare	3,646	1,802	5,448
Information	1,394	847	2,241
Manufacturing	4,347	3,912	8,259
Professional, scientific and technical services	1,970	1,299	3,269
Real estate	7,067	7,224	14,291
Religious, leisure, personal and non-profit services	1,748	769	2,517
Restaurant, accommodation and lodging	1,780	420	2,200
Retail trade	2,439	2,039	4,478
Transportation and warehousing	1,885	1,250	3,135
Utilities	1,774	2,437	4,211
Wholesale goods	3,335	2,637	5,972
Other (2)	287	2,095	2,382
Total commercial	$45,839	$35,827	$81,666
_______
(1)"Real estate" includes REITs, which are unsecured commercial and industrial products that are real estate related.
(2)"Other" contains balances related to non-classifiable and invalid business industry codes offset by payments in process and fee accounts that are not available at the loan level.
(3)As customers' businesses evolve (e.g. up or down the vertical manufacturing chain), Regions may need to change the assigned business industry code used to define the customer relationship. When these changes occur, Regions does not recast the customer history for prior periods into the new classification because the business industry code used in the prior period was deemed appropriate. As a result, year over year changes may be impacted.

Regions has identified certain industry sectors within the commercial and investor real estate portfolio segments that have the highest risk due to COVID-19. A bottom-up review was performed in the fourth quarter of 2020, which narrowed high-risk industry sectors compared to the third and second quarters. As of December 31, 2020, these high-risk industries include energy, healthcare, consumer services and travel, retail, restaurants, and hotels. Industries identified as high-risk may change in future periods depending on how the macroeconomic environment conditions develop over time. These identified high-risk industries, and specified sectors within these industries, are detailed in Table 12 below. PPP loan balances are not included in Table 12 as these loans are not considered high risk, as they are fully guaranteed by the U.S government. Regions is closely monitoring customers in these industries and has frequent dialogue with these customers. Certain of these exposures are also represented in Table 12 through Table 16 below. All loans within these tables are in the commercial portfolio segment, unless specifically identified as IRE.

Table 12—COVID-19 High-Risk Industries

	December 31, 2020
	Balance Outstanding	% of Total Loans	Utilization %	Leveraged % of Balance	SNC % of Balance	% Deferral	% Criticized
	($ in millions)
Commercial
Energy - E&P, oilfield services, coal	$1,133	1.3%	53%	—%	78%	—%	39%
Healthcare - offices of physicians and other health practitioners	955	1.1%	72%	6%	10%	1%	3%
Consumer services & travel - amusement, arts and recreation, personal care services, charter bus industry	648	0.8%	67%	37%	36%	2%	13%
Retail (non-essential) - furniture & furnishings, miscellaneous store retailers, clothing	504	0.6%	43%	3%	22%	—%	8%
Restaurants - full service	705	0.8%	83%	31%	37%	—%	64%
Total commercial	3,945	4.6%	61%	13%	40%	—%	27%

REITs and IRE
Hotels - full service, limited service, extended stay	269	0.3%	91%	—%	—%	—%	94%
Retail (non-essential) - malls and outlet centers	749	0.9%	96%	—%	27%	—%	26%
Total REITs and IRE	1,018	1.2%	95%	—%	20%	—%	44%

Total COVID-19 high-risk industries	$4,963
Other specifically identified at-risk assets (1)	188
Total COVID-19 high-risk balances	$5,151
_____
(1) Represents balances considered high-risk that are not included in high-risk industries.
Energy
Regions' direct energy portfolio is comprised mostly of E&P and midstream sector borrowers. As of December 31, 2020, oil prices have rebounded from all-time lows in April 2020, but have not yet reached pre-pandemic levels. None of Regions' direct energy credits are leveraged loans and Regions has no second lien energy exposure. Throughout 2020, Regions recognized approximately $136 million in energy charge-offs, of which 83% is associated with loans originated prior to 2016 and were unable to restructure after the 2015 downturn. Since first quarter 2015, utilization rates have remained between 40-60%. Hedge positions are adequate for oil producers and strong for natural gas providers, and less than one percent of energy loans are currently operating under a COVID-19 payment deferral.
Table 13—Energy Industry Exposure

	December 31, 2020
	Balance Outstanding	% of Total Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Oilfield services and supply	$289	17%	64%	$66	23%
E&P	787	47%	57%	346	44%
Midstream	485	29%	32%	135	28%
Downstream	48	3%	14%	—	—%
Other	57	3%	19%	30	53%
PPP	10	1%	100%	—	—%
Total energy	$1,676	100%	42%	$577	34%

Restaurant
The quick service sector comprises over half of Regions' restaurant portfolio balances outstanding. Quarantining, social distancing, and reduced business travel as a result of the COVID-19 pandemic has and will continue to result in lost demand, much of which may not be recoverable. The $705 million in COVID high-risk balances disclosed in Table 12 above include loans in the quick service, casual dining and other sectors disclosed in Table 14 below. Casual dining is the sector under the most stress in the current environment. While the quick service sector does include COVID high risk loans, they represent a smaller portion of the sector's total outstanding balance compared to other restaurant sectors. The quick service restaurants focus on fast food service and limited menus, and have performed relatively well during the pandemic given their digital platforms, drive-through and delivery capabilities. Approximately 19% of restaurant outstandings are leveraged. Prior to the COVID-19 pandemic, Regions strategically exited some higher risk restaurant relationships at par. Less than one percent of restaurant, accommodation and lodging portfolio balances are in payment deferrals as of December 31, 2020. During 2020, Regions has recognized approximately $40 million in restaurant charge-offs.
Table 14—Restaurant Industry Exposure

	December 31, 2020
	Balance Outstanding	% of Total Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Quick service	$1,127	56%	82%	$98	9%
Casual dining	429	21%	88%	389	91%
Other	120	6%	81%	97	81%
PPP	347	17%	100%	—	—%
Total restaurant	$2,023	100%	86%	$584	29%
Hotel-related
Regions' hotel-related portfolio is the most impacted property type given cancellations of events, conventions, and most business and leisure travel. While demand is expected to increase in 2021, the average daily rate will likely be slower to recover. Regions' hotel-related portfolio is primarily comprised of 11 REIT customers. These loans are unsecured commercial and industrial loans; however, they are real estate related. The REIT portfolio benefits from low leverage, strong liquidity, and diversity of property holdings. Companies have also taken proactive steps to reduce capital expenditures, cut dividends, and reduce overhead to preserve cash. SNCs comprise 55% of Regions' total hotel-related loans. As noted above, less than one percent of restaurant, accommodation and lodging portfolio balances are in payment deferrals as of December 31, 2020. The consumer services and PPP balances included in the table below along with the total restaurants balance in Table 14 above comprise the restaurant, accommodation and lodging balance in Table 11 above.
Table 15—Hotel-Related Industry Exposure

	December 31, 2020
	Balance Outstanding	% of Total Outstanding	Utilization Rate	Criticized Balances	% Criticized
	(In millions)
Commercial:
REITs	$606	58%	74%	$602	99%
Consumer services	140	13%	95%	7	5%
PPP	33	3%	100%	—	—%
Total commercial	779	74%		609	78%

IRE:
IRE - mortgage	202	20%	94%	187	93%
IRE - construction	66	6%	83%	66	100%
Total IRE	268	26%		253	94%

Total hotel-related	$1,047	100%	81%	$862	82%

Retail-related
Regions' retail-related industry is primarily comprised of REITs and non-leveraged commercial and industrial sectors. Approximately $319 million of outstanding balances across the REIT and IRE portfolios relate to shopping malls and outlet centers. Portfolio exposure to REITs specializing in enclosed malls consists of a small number of credits. Approximately 30% of mall REIT balances are investment grade with low leverage. The IRE portfolio is widely distributed. The largest tenants typically include "basic needs" anchors. The commercial and industrial retail portfolio is also widely distributed. The largest categories include motor vehicle and parts dealers, gasoline stations, building materials, garden equipment and supplies, and non-store retailers. Owner-occupied CRE consists primarily of small strip malls and convenience stores which are largely term loans where a higher utilization rate is expected. Less than one percent of retail trade and retail only lending is operating in a deferral as of December 31, 2020. In 2020, Regions has recognized approximately $13 million in retail-related lending charge-offs. The commercial and industrial leveraged and non-leveraged, asset-based lending, PPP and CRE owner-occupied balances totaling $2.6 billion in the table below comprise the retail trade commercial industry sector balance in Table 11.
Table 16—Retail-Related Industry Exposure

	December 31, 2020
	Balance Outstanding	% of Total Outstanding	Utilization Rate	Criticized balances	Criticized percentage
	(In millions)
Commercial:
REITs	$1,210	27%	43%	$—	—%
Commercial and industrial- leveraged	155	3%	58%	—	—%
Commercial and industrial- not leveraged	1,099	24%	48%	25	2%
Asset-based lending	300	6%	27%	110	37%
PPP	264	6%	100%	—	—%
CRE- owner-occupied	760	17%	95%	25	3%
Total commercial	3,788	83%		160	4%

IRE	749	17%	96%	194	26%

Total commercial and IRE retail-related	$4,537	100%	54%	$354	8%

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $706 million in comparison to 2019 year-end balances reflecting new fundings and draws on investor real estate construction lines.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $2.1 billion in comparison to 2019 year-end balances. The increase in residential first mortgage loans was primarily driven by an increase in originations due to historically low market interest rates during 2020. Approximately $7.2 billion in new loan originations were retained on the balance sheet through the year ended December 31, 2020.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $761 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.

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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2020. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 17—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2021	$131	2.88%	$108	2.39%	$239
2022	88	1.93	84	1.86	172
2023	118	2.61	94	2.06	212
2024	165	3.65	125	2.76	290
2025	170	3.74	193	4.25	363
2026-2031	1,808	39.83	1,443	31.79	3,251
2031-2035	2	0.04	3	0.06	5
Thereafter	3	0.06	4	0.09	7
Total	$2,485	54.74%	$2,054	45.26%	$4,539
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $371 million in comparison to 2019 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

Table 18—Estimated Current Loan to Value Ranges

	December 31, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$20	$4	$2	$5	$4
Above 80% - 100%	2,510	32	82	22	12
80% and below	13,790	2,417	1,888	2,452	207
Data not available	255	32	82	7	4
	$16,575	$2,485	$2,054	$2,486	$227

	December 31, 2019
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$32	$8	$18	$9	$5
Above 80% - 100%	1,745	76	187	32	24
80% and below	12,438	2,669	2,216	2,738	257
Data not available	270	35	91	14	5
	$14,485	$2,788	$2,512	$2,793	$291
Indirect—Vehicles
Indirect-vehicles lending, which is lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio decreased $878 million from year-end 2019. The decrease was due to the termination of a third-party arrangement during the fourth quarter of 2016 and Regions' decision in January 2019 to discontinue its indirect auto lending business. The Company remains in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio class decreased $818 million from year-end 2019 due to exiting a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $174 million from year-end 2019 reflecting lower credit card transaction volume as customers reacted to the economic environment.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $227 million from year-end 2019.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. For more information on credit quality indicators refer to Note 6 "Allowance for Credit Losses".
Allowance
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments.
On January 1, 2020, Regions adopted CECL, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. See Note 1 "Summary of Significant Accounting Policies", Note 5 "Loans", Note 6 "Allowance for Credit Losses"and Note 13 "Regulatory Capital Requirements and Restrictions" for information about CECL adoption, areas of judgment and methodologies used in establishing the allowance.

Since the adoption of CECL on January 1, 2020, Regions has increased the allowance by $878 million from $1.4 billion to $2.3 billion as of December 31, 2020, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 19 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 19— Allowance Changes

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(In millions)
Allowance for credit losses, beginning balance (as adjusted for change in accounting guidance on January 1, 2020) (1)	$2,425	$2,425	$1,665	$1,415
Initial allowance on acquired PCD loans	—	—	60	—
Net charge-offs	(94)	(113)	(182)	(123)
Provision (credit) over net charge-offs:
Economic outlook and adjustments	(137)	(22)	287	223
Changes in portfolio credit quality/uncertainty	147	115	382	42
Changes in specific reserves	(5)	52	(10)	36
Portfolio growth (run-off) (2)	(43)	(32)	147	72
Initial provision impact of non-PCD acquired loans(3)	—	—	76	—
Total provision (credit) versus net charge-offs	(132)	—	700	250
Allowance for credit losses, ending balance	$2,293	$2,425	$2,425	$1,665

Twelve months ended December 31, 2020
(In millions)
Allowance for credit losses at January 1 (as adjusted for change in accounting guidance) (1)	$1,415
Initial allowance on acquired PCD loans	60
Net charge-offs	(512)
Provision over net charge-offs:
Economic outlook and adjustments	351
Changes in portfolio credit quality/uncertainty	686
Changes in specific reserves	73
Portfolio growth (run-off) (2)	144
Initial provision impact of non-PCD acquired loans(3)	76
Total provision over net charge-offs	818
Allowance for credit losses at December 31	$2,293
_________
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.
(2)Portfolio growth does not include PPP loans of $3.6 billion, $4.6 billion and $4.5 billion as of December 31, 2020, September 30, 2020 and June 30, 2020, respectively, which are fully backed by the U.S. government and have an immaterial associated allowance.
(3)This balance includes $64 million related to the initial allowance for non-PCD loans acquired as part of the second quarter 2020 Ascentium acquisition.

The 2020 allowance was impacted by the economic conditions caused by the COVID-19 pandemic. In the first half of 2020, the economic environment showed signs of deterioration in reaction to the public health crisis. While the second half of 2020 showed signs of economic improvement and stabilization, there continues to be uncertainty surrounding the economic environment due to the status of the COVID-19 pandemic. Credit metrics improved during the fourth quarter, and deferrals and forbearance balances declined. Additionally, stimulus continues to work its way through the economic system, as evidenced by a moderate increase in consumer spend later in 2020. While economic growth improved and vaccines were approved for distribution in the fourth quarter of 2020, the public health crisis is not resolved and continued economic uncertainty remains. While the initial economic stimulus for those on unemployment expired in the third quarter of 2020, an additional stimulus package was approved in the fourth quarter of 2020. Additionally, mortgage LTVs are holding up well and the HPI showed robust appreciation. As the credit risk within Regions' loan portfolio continues to be evaluated, both negative and positive factors of the ever-evolving economic landscape were considered in determining the allowance as of year-end.
Credit metrics are monitored throughout the year in order to understand external macro-views of credit metrics, trends and industry outlooks as well as Regions' internal specific views of credit metrics and trends. The fourth quarter of 2020 exhibited improving credit metrics as economic conditions stabilized. While commercial and investor real estate criticized balances increased approximately $66 million, classified balances decreased $326 million compared to the third quarter. Non-performing loans excluding held for sale decreased $22 million compared to the third quarter. Additionally net charge-offs decreased $19 million during the fourth quarter. Regions performed a bottom-up review of commercial and IRE loan portfolios during the fourth quarter, which resulted in fewer sectors considered high-risk compared to the third quarter. Approximately $5.2 billion of commercial and investor real estate loans are in COVID-19 high-risk industry segments or are considered COVID-19 at-risk-assets. These high-risk industries include energy, healthcare, consumer services and travel, retail, restaurants, and hotels. Refer to the "Portfolio Characteristics" section for more information about the high-risk industries.
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
Changes in the macroeconomic environment can be extremely impactful to the allowance estimate under CECL. Regions' economic forecast utilized in the January 1, 2020 allowance upon adoption of CECL considered a relatively benign economic environment. The forecast utilized in the March 31, 2020 allowance considered a more stressed economic environment due to the onset of the COVID-19 pandemic based on early stage pandemic information. The economic forecast utilized in the June 30, 2020 allowance included further deterioration primarily due to higher levels of unemployment. The economic forecast utilized in the September 30, 2020 allowance included normalization of economic activity, albeit at an uneven pace across individual states and industry groups. The economic forecast used in the December 31, 2020 allowance included stabilizing economic conditions. Refer to the "Economic Environment in Regions' Banking Markets" section for more information. Regions benchmarked its internal forecast with external forecasts and available external data.
Risks to the economic forecasts included a high degree of uncertainty around how wide the COVID-19 pandemic could spread, how long it could persist, and if any public health changes could trigger another round of shutdowns. However, the development of vaccines in the fourth quarter of 2020 and passage of an additional round of stimulus are positive signs. The CECL model produced unintuitive results in the second quarter of 2020, primarily due to the transient spike in unemployment rates. In the third quarter of 2020, unemployment levels normalized, but remained elevated, and the CECL models reacted directionally as expected. In the fourth quarter of 2020, the modeled results acted directionally consistent with the updated forecast reflecting improving economic conditions and resulted in a decline to modeled results. In consideration of economic uncertainty, several points of analysis including spikes in unemployment rates, stress analyses on industries most acutely impacted by the COVID-19 pandemic, and certain other loan portfolio-specific adjustments were considered and resulted in model adjustments to partially offset the reduction in modeled results. Refer to the "Portfolio Characteristics" section for more information about COVID-19 impacted industries.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The December 31, 2020 general imprecision allowance considered incremental risks of the current economic environment including uncertainty specific to COVID-19, vaccine distribution, future government assistance and consumer spending. A key consideration for the commercial models' general imprecision was the continued impacts of spikes in variables other than unemployment rates. Additionally, general imprecision was considered for certain consumer models that are not economically conditioned and as such do not fully consider these risks.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of December 31, 2020. The unemployment rate is the most significant macroeconomic factor among the CECL models.
Table 20— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		December 31, 2020
	4Q2020	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022
Real GDP, annualized % change	3.40%	0.50%	1.60%	5.00%	5.30%	3.90%	2.90%	2.40%	2.40%
Unemployment rate	6.80%	6.60%	6.40%	6.10%	5.80%	5.40%	5.20%	5.00%	4.90%
HPI, year-over-year % change	7.20%	7.20%	6.80%	5.40%	3.80%	3.10%	3.00%	2.90%	3.00%
S&P 500	3,579	3,705	3,755	3,803	3,850	3,900	3,944	3,988	4,028
Based on the overall analysis performed, management deemed an allowance of $2.3 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of December 31, 2020.

Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 21 "Allowance for Credit Losses". As noted, economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations as well as the length and depth of the COVID-19 pandemic, the impact of the CARES Act and other policy accommodations, and the timely distribution and efficacy of a vaccine will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during 2021 and beyond.
Table 21—Allowance for Credit Losses

	2020	2019	2018	2017	2016
	(Dollars in millions)
Allowance for loan losses at January 1	$869	$840	$934	$1,091	$1,106
Cumulative change in accounting guidance (1)	438	—	—	—	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,307	840	934	1,091	1,106
Loans charged-off:
Commercial and industrial	358	138	130	159	120
Commercial real estate mortgage—owner-occupied	10	11	18	17	22
Commercial real estate construction—owner-occupied	—	1	—	—	1
Commercial investor real estate mortgage	1	1	9	2	2
Commercial investor real estate construction	—	—	—	—	—
Residential first mortgage	6	4	14	11	15
Home equity lines	12	21	25	29	48
Home equity loans	3	5	6	6	8
Indirect—vehicles	18	28	38	49	51
Indirect—other consumer	78	77	48	32	15
Consumer credit card	58	67	61	54	42
Other consumer	69	90	84	75	74
	613	443	433	434	398
Recoveries of loans previously charged-off:
Commercial and industrial	38	24	37	33	32
Commercial real estate mortgage—owner-occupied	5	5	8	9	11
Commercial real estate construction—owner-occupied	—	—	—	—	—
Commercial investor real estate mortgage	3	3	5	21	10
Commercial investor real estate construction	—	1	3	2	3
Residential first mortgage	3	3	6	4	3
Home equity lines	12	12	13	17	22
Home equity loans	3	4	4	4	4
Indirect—vehicles	9	12	15	18	18
Indirect—other consumer	2	—	—	2	1
Consumer credit card	10	9	7	6	6
Other consumer	16	12	12	11	11
	101	85	110	127	121
Net charge-offs (recoveries):
Commercial and industrial	320	114	93	126	88
Commercial real estate mortgage—owner-occupied	5	6	10	8	11
Commercial real estate construction—owner-occupied	—	1	—	—	1
Commercial investor real estate mortgage	(2)	(2)	4	(19)	(8)
Commercial investor real estate construction	—	(1)	(3)	(2)	(3)
Residential first mortgage	3	1	8	7	12
Home equity lines	—	9	12	12	26
Home equity loans	—	1	2	2	4
Indirect—vehicles	9	16	23	31	33
Indirect—other consumer	76	77	48	30	14
Consumer credit card	48	58	54	48	36
Other consumer	53	78	72	64	63
	512	358	323	307	277
Provision for loan losses	1,312	387	229	150	262
Initial allowance on acquired PCD loans	60	—	—	—	—
Allowance for loan losses at December 31	2,167	869	840	934	1,091

	2020	2019	2018	2017	2016
	(Dollars in millions)
Reserve for unfunded credit commitments at January 1	$45	$51	$53	$69	$52
Cumulative change in accounting guidance (1)	63	—	—	—	—
Reserve for unfunded credit commitments, as adjusted for change in accounting guidance	108	51	53	69	52
Provision (credit) for unfunded credit losses	18	(6)	(2)	(16)	17
Reserve for unfunded credit commitments at December 31	$126	$45	$51	$53	$69
Allowance for credit losses at December 31	$2,293	$914	$891	$987	$1,160
Loans, net of unearned income, outstanding at end of period	$85,266	$82,963	$83,152	$79,947	$80,095
Average loans, net of unearned income, outstanding for the period	$87,813	$83,248	$80,692	$79,846	$81,333

Net loan charge-offs (recoveries) as a % of average loans, annualized
Commercial and industrial	0.71%	0.28%	0.25%	0.35%	0.24%
Commercial real estate mortgage—owner-occupied	0.09%	0.09%	0.17%	0.13%	0.16%
Total commercial	0.64%	0.26%	0.24%	0.32%	0.23%
Commercial investor real estate mortgage	(0.03)%	(0.04)%	0.11%	(0.46)%	(0.19)%
Commercial investor real estate construction	—%	(0.05)%	(0.16)%	(0.12)%	(0.11)%
Total investor real estate	(0.03)%	(0.04)%	0.02%	(0.35)%	(0.16)%
Residential first mortgage	0.02%	0.01%	0.06%	0.06%	0.09%
Home equity- lines of credit	(0.01)%	0.15%	0.19%	0.18%	0.34%
Home equity- closed end	0.01%	0.05%	0.06%	0.05%	0.12%
Indirect—vehicles	0.64%	0.67%	0.71%	0.87%	0.80%
Indirect—other consumer	2.59%	2.83%	2.54%	2.58%	1.97%
Consumer credit card	3.84%	4.44%	4.21%	4.00%	3.29%
Other consumer	4.71%	6.37%	6.13%	5.55%	5.89%
Total	0.58%	0.43%	0.40%	0.38%	0.34%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	2.69%	1.10%	1.07%	1.23%	1.45%
Allowance for credit losses at end of period to loans, excluding PPP, net (non-GAAP) (2)	2.81%	1.10%	1.07%	1.23%	1.45%
Allowance for loan losses to loans, net of unearned income	2.54%	1.05%	1.01%	1.17%	1.36%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	308%	180%	180%	152%	117%
Allowance for loan losses to non-performing loans, excluding loans held for sale	291%	171%	169%	144%	110%
_______
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.
(2)See Table 2 for calculation.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 22—Allowance Allocation

	2020			2019
	Loan Balance	Allowance Allocation(1)	Allowance to Loans %(2)	Loan Balance	Allowance Allocation(1)	Allowance to Loans %(2)
	(Dollars in millions)
Commercial and industrial	$42,870	$1,027	2.4%	$39,971	$442	1.1%
Commercial real estate mortgage—owner-occupied	5,405	242	4.5	5,537	86	1.6
Commercial real estate construction—owner-occupied	300	24	8.0	331	9	2.7
Total commercial	48,575	1,293	2.7	45,839	537	1.2
Commercial investor real estate mortgage	5,394	167	3.1	4,936	30	0.6
Commercial investor real estate construction	1,869	30	1.6	1,621	15	1.0
Total investor real estate	7,263	197	2.7	6,557	45	0.7
Residential first mortgage	16,575	155	0.9	14,485	37	0.3
Home equity lines	4,539	122	2.7	5,300	18	0.3
Home equity loans	2,713	33	1.2	3,084	9	0.3
Indirect—vehicles	934	19	2.0	1,812	13	0.7
Indirect—other consumer	2,431	241	9.9	3,249	91	2.8
Consumer credit card	1,213	161	13.3	1,387	69	5.0
Other consumer	1,023	72	7.0	1,250	50	4.0
Total consumer	29,428	803	2.7	30,567	287	0.9
Total	$85,266	$2,293	2.7%	$82,963	$869	1.0%
Less: SBA PPP loans	3,624	1	—	—	—	N/A
Total, excluding PPP loans(3)	$81,642	$2,292	2.8%	$82,963	$869	1.0%

	2018			2017			2016
	Loan Balance	Allowance Allocation(1)	Allowance to Loans %(2)	Loan Balance	Allowance Allocation(1)	Allowance to Loans %(2)	Loan Balance	Allowance Allocation(1)	Allowance to Loans %(2)

Commercial and industrial	$39,282	$421	1.1%	$36,115	$455	1.3%	$35,012	$585	1.7%
Commercial real estate mortgage—owner-occupied	5,549	91	1.6	6,193	127	2.0	6,867	161	2.3
Commercial real estate construction—owner-occupied	384	8	2.0	332	9	2.9	334	7	2.2
Total commercial	45,215	520	1.1	42,640	591	1.4	42,213	753	1.8
Commercial investor real estate mortgage	4,650	42	0.9	4,062	42	1.0	4,087	54	1.3
Commercial investor real estate construction	1,786	16	0.9	1,772	22	1.3	2,387	31	1.3
Total investor real estate	6,436	58	0.9	5,834	64	1.1	6,474	85	1.3
Residential first mortgage	14,276	37	0.3	14,061	62	0.4	13,440	68	0.5
Home equity lines	5,871	22	0.4	6,571	24	0.4	7,233	29	0.4
Home equity loans	3,386	7	0.2	3,593	16	0.4	3,454	16	0.5
Indirect—vehicles	3,053	26	0.8	3,326	34	1.0	4,040	39	1.0
Indirect—other consumer	2,349	61	2.6	1,467	34	2.3	920	15	1.6
Consumer credit card	1,345	67	5.0	1,290	66	5.1	1,196	45	3.8
Other consumer	1,221	42	3.5	1,165	43	3.7	1,125	41	3.6
Total consumer	31,501	262	0.8	31,473	279	0.9	31,408	253	0.8
	$83,152	$840	1.0%	$79,947	$934	1.2%	$80,095	$1,091	1.4%
______
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. The allowance allocation after January 1, 2020 is the allowance for credit losses compared to the allowance for loan losses prior to January 1, 2020. See Note 1 for additional details.
(2)Amounts have been calculated using whole dollar values.
(3)Non-GAAP; see Table 2 for reconciliation.

TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020 were eligible for relief from TDR classification. Regions elected this provision of the CARES Act; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. Further, on December 27, 2020, the Consolidated Appropriations Act was signed into law and extended the relief from TDR classification through the earlier of 60 days after the national emergency concerning the COVID-19 outbreak ends or January 1, 2022. Regions elected this provision.
Under Regions' COVID-19 deferral and forbearance programs, customer payments are deferred for a period of time, typically 90 days. Upon expiration of the deferral period, customers may apply for additional relief or resume making payments on their loans. Repayment plans for the deferrals differ depending on the loan type and repayment ability of the borrower. The CARES Act relief and short-term nature of most COVID-19 deferrals precluded the majority of these modifications from being classified as TDRs as of December 31, 2020. See "The Executive Overview" section for additional details on deferrals as of December 31, 2020.
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
Table 23—Troubled Debt Restructurings

	2020		2019
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$77	$6	$106	$15
Investor real estate	44	1	32	3
Residential first mortgage	188	23	177	18
Home equity lines	35	5	42	2
Home equity loans	78	8	109	5
Consumer credit card	1	—	1	—
Other consumer	4	—	4	—
	427	43	471	43
Non-accrual status or 90 days past due and still accruing:
Commercial	124	18	139	20
Investor real estate	—	—	1	—
Residential first mortgage	42	6	40	4
Home equity lines	2	—	2	$—
Home equity loans	7	1	6	$—
	175	25	188	24
Total TDRs - Loans	$602	$68	$659	$67

TDRs- Held For Sale	1	—	1	—
Total TDRs	$603	$68	$660	$67

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
For the consumer portfolio, changes in TDRs are primarily due to additions from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP as detailed in Note 6 "Allowance for Credit Losses" to the consolidated financial statements, Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.
Table 24—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2020		2019
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of year	$245	$33	$291	$19
Additions	252	40	192	13
Charge-offs	(67)	—	(33)	—
Other activity, inclusive of payments and removals(1)	(229)	(29)	(205)	1
Balance, end of year	$201	$44	$245	$33
_________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $21 million of commercial loans and $12 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2020. During 2019, $6 million of commercial loans and $1 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 25—Non-Performing Assets

	2020	2019	2018	2017	2016
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$418	$347	$307	$404	$623
Commercial real estate mortgage—owner-occupied	97	73	67	118	210
Commercial real estate construction—owner-occupied	9	11	8	6	3
Total commercial	524	431	382	528	836
Commercial investor real estate mortgage	114	2	11	5	17
Commercial investor real estate construction	—	—	—	1	—
Total investor real estate	114	2	11	6	17
Residential first mortgage	53	27	40	47	50
Home equity lines	46	41	53	59	79
Home equity loans	8	6	10	10	13
Total consumer	107	74	103	116	142
Total non-performing loans, excluding loans held for sale	745	507	496	650	995
Non-performing loans held for sale	6	13	10	17	13
Total non-performing loans(1)	751	520	506	667	1,008
Foreclosed properties	25	53	52	73	90
Non-marketable investments received in foreclosure	—	5	8	—	—
Total non-performing assets(1)	$776	$578	$566	$740	$1,098
Accruing loans 90 days past due:
Commercial and industrial	$7	$11	$8	$4	$6
Commercial real estate mortgage—owner-occupied	1	1	—	1	2
Total commercial	8	12	8	5	8
Commercial investor real estate mortgage	—	—	—	1	—
Total investor real estate	—	—	—	1	—
Residential first mortgage(2)	99	70	66	92	99
Home equity lines	19	32	24	27	22
Home equity loans	13	10	10	10	11
Indirect—vehicles	4	7	9	9	10
Indirect—other consumer	5	3	1	—	—
Consumer credit card	14	19	20	19	15
Other consumer	2	5	5	4	5
Total consumer	156	146	135	161	162
	$164	$158	$143	$167	$170
Non-performing loans(1) to loans and non-performing loans held for sale	0.88%	0.63%	0.61%	0.83%	1.26%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.91%	0.70%	0.68%	0.92%	1.37%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $57 million at December 31, 2020, $66 million at December 31, 2019, $84 million at December 31, 2018, $124 million at December 31, 2017 and $113 million at December 31, 2016.
Non-performing loans increased during 2020 primarily driven by downgrades in the commercial and industrial and the commercial investor real estate mortgage classes. Retail IRE and restaurant sectors within these classes have experienced stress due to recent declines in demand brought on by the COVID-19 pandemic.

Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
At December 31, 2020, Regions estimates that the amount of commercial and investor real estate loans that have the potential to migrate to non-accrual status for the next quarter is within the range of $135 million to $225 million.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 26— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$431	$2	$74	$507
Additions	797	121	35	953
Net payments/other activity	(261)	(8)	(2)	(271)
Return to accrual	(85)	—	—	(85)
Charge-offs on non-accrual loans(2)	(321)	—	—	(321)
Transfers to held for sale(3)	(19)	(1)	—	(20)
Transfers to real estate owned	(4)	—	—	(4)
Sales	(14)	—	—	(14)
Balance at end of year	$524	$114	$107	$745

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2019
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$382	$11	$103	$496
Additions	469	4	—	473
Net payments/other activity	(206)	(8)	(29)	(243)
Return to accrual	(19)	(3)	—	(22)
Charge-offs on non-accrual loans(2)	(126)	(1)	—	(127)
Transfers to held for sale(3)	(43)	(1)	—	(44)
Transfers to real estate owned	(6)	—	—	(6)
Sales	(20)	—	—	(20)
Balance at end of year	$431	$2	$74	$507
________
(1)All net activity within the consumer portfolio segment other than additions, sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.
(2)Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)Transfers to held for sale are shown net of charge-offs of $7 million and $11 million recorded upon transfer for the years ended December 31, 2020 and 2019, respectively.

Other Earning Assets
Other earning assets consist primarily of investments in FRB and FHLB stock, marketable equity securities and operating lease assets. The balance at December 31, 2020 totaled $1.2 billion compared to $1.5 billion at December 31, 2019. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information.
Goodwill
Goodwill totaled $5.2 billion at December 31, 2020 and $4.8 billion at December 31, 2019. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 10 "Intangible Assets" to the consolidated financial statements for the methodologies and assumptions used in the goodwill impairment analysis.
Deposits
Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and convenient branch locations and hours for its customers, all while trying to keep branch employees safe during the COVID-19 pandemic. Regions also serves customers through providing centralized, high-quality banking services and the Company's digital channels and contact center.
Deposits are Regions’ primary source of funds, providing funding for 90 percent of average earning assets in 2020 and 86 percent of average earning assets in 2019. Table 27 "Deposits" details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2020 increased approximately $25.0 billion compared to year-end 2019 levels. The increase in deposits was primarily driven by increases in non-interest-bearing demand, interest-bearing transaction, savings and money market categories. These increases were partially offset by decreases in customer time deposits and corporate treasury other deposits.
Deposit costs decreased to 16 basis points for 2020, compared to 47 basis points for 2019 and 26 basis points for 2018. The rate paid on interest-bearing deposits decreased to 0.27 percent in 2020 compared to 0.74 percent for 2019 and 0.42 percent for 2018. The decrease in the rate paid on interest-bearing deposits during 2020 is largely due to the decline of short-term interest rates. Low deposit costs are driven primarily by the composition of the Company's deposit base, which includes a significant amount of low-cost and relatively small account balance consumer and private wealth deposits. The deposit base composition is a key component of the Company's franchise value.
The following table summarizes deposits by category as of December 31:
Table 27—Deposits

	2020	2019	2018
	(In millions)
Non-interest-bearing demand	$51,289	$34,113	$35,053
Savings	11,635	8,640	8,788
Interest-bearing transaction	24,484	20,046	19,175
Money market—domestic	29,719	25,326	24,111
Time deposits	5,341	7,442	7,122
Customer deposits	122,468	95,567	94,249
Corporate treasury time deposits	11	108	242
Corporate treasury other deposits	—	1,800	—
	$122,479	$97,475	$94,491
Non-interest-bearing demand deposits increased $17.2 billion to $51.3 billion at year-end 2020 due primarily to consumer reaction to the COVID-19 pandemic which has impacted customer liquidity levels. Customers have chosen to keep excess funds from government stimulus programs. Corporate customers consolidated sources of liquidity and brought cash balances back to Regions. Also, businesses are focused on supply chain efficiencies and turnover of receivables which has increased their cash levels and resulting deposits. Non-interest-bearing demand deposits accounted for approximately 42 percent of total deposits for 2020 compared to 35 percent for 2019.
Interest-bearing transaction deposits increased $4.4 billion to $24.5 billion and money market accounts increased $4.4 billion to $29.7 billion at year-end 2020. Interest-bearing transaction deposits accounted for approximately 20 percent of total deposits for 2020 compared to 21 percent for 2019. Money market accounts accounted for approximately 24 percent of total deposits at year-end 2020 compared to 26 percent at year end 2019. A large driver of the increase in interest-bearing transaction and money market balances was due to customers choosing to keep excess cash from government stimulus, as discussed above. Additionally, lower consumer spend in response to the economic environment contributed to deposit growth.

Included in time deposits are certificates of deposit and individual retirement accounts. Customer time deposits decreased $2.1 billion to $5.3 billion at year-end 2020 due to maturities and continued lower interest rates resulting in a decrease in the utilization of time deposit accounts throughout 2020. Time deposits accounted for 4 percent and 8 percent of total deposits in 2020 and 2019, respectively. See Table 28 "Maturity of Time Deposits of $100,000 or More" for maturity information.
Corporate treasury other deposits decreased as these deposits were used to supplement incremental balance sheet funding at year-end 2019, but not utilized during 2020.
Table 28—Maturity of Time Deposits of $100,000 or More

	2020	2019
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$504	$1,226
Over 3 through 6 months	434	372
Over 6 through 12 months	662	1,018
Over 12 months	633	1,034
	$2,233	$3,650
Borrowings
Short-Term Borrowings
Short-term borrowings, which consist of FHLB advances, totaled zero at December 31, 2020 compared to $2.1 billion at December 31, 2019. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized. FHLB advances decreased in 2020 as the increase in deposits reduced the need for short-term funding from the FHLB.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions' funding strategy. The securities financing market and specifically short-term FHLB advances continue to provide reliable funding at attractive rates. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Long-Term Borrowings
Total long-term borrowings decreased approximately $4.3 billion to $3.6 billion at December 31, 2020. The decrease was primarily due to a $2.5 billion decrease in FHLB advances. The increase in deposits also reduced the need for long-term borrowings from the FHLB. Additionally, Regions executed partial tenders and redeemed senior notes in their entirety. The issuance of $750 million of senior notes due 2025 was a partial offset to the tenders and redemptions. The overall decrease was also partially offset by the Ascentium acquisition, through which Regions acquired securitized borrowings, which the Company will manage within its broader liability management process and in line with the allowable terms of the contracts.
See Note 12 "Borrowings" to the consolidated financial statements for further discussion of both short-term and long-term borrowings.
Ratings
    Table 29 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2020 and 2019.
Table 29—Credit Ratings

As of December 31, 2020
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
On April 9, 2020 Fitch revised outlooks for Regions Financial Corporation to stable from positive as part of an overall revision of its U.S. bank sector and rating outlook. Revision to the overall outlook was driven by concerns over the negative financial and economic impacts from the COVID-19 pandemic.
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
Shareholders' Equity
Shareholders’ equity was $18.1 billion at December 31, 2020 as compared to $16.3 billion at December 31, 2019. During 2020, net income increased shareholders’ equity by $1.1 billion. Cash dividends on common stock and cash dividends on preferred stock reduced shareholders' equity by $595 million and $103 million, respectively. Changes in accumulated other comprehensive income increased shareholders' equity by $1.4 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during 2020. The cumulative effect from the adoption of CECL decreased shareholders' equity by $377 million. See Note 1 "Summary of Significant Accounting Policies" for information about the CECL adoption. Lastly, during the second quarter of 2020, the Company issued Series D preferred stock, which increased shareholders' equity by $346 million.
See Note 15 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional information.
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
Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules are now fully phased in, and among other things, (i) impose a capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Basel III Rules also prescribe a standardized approach for risk-weightings of assets and off-balance sheet exposures to derive the capital ratios.

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
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL on regulatory capital requirements. The rule allows an addback to regulatory capital for the impacts of CECL for a two-year period. At the end of the two years, the impact is then phased-in over the following three years. The addback is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At December 31, 2020, the impact of the addback on CET1 was approximately $582 million, or approximately 54 basis points.
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
In October of 2020, the SCB framework that was finalized in the first quarter of 2020, was implemented. This new framework created a firm-specific risk sensitive buffer that is applied to regulatory minimum capital levels to help determine effective minimum ratio requirements. The SCB is now floored at 2.5 percent to ensure effective minimum capital levels do not decline as a result of this rule change. At implementation, the SCB replaced the Capital Conservation Buffer, which was a static 2.5 percent in addition to the minimum risk-weighted asset ratios shown in Note 13 "Regulatory Capital Requirements and Restrictions".
During the third quarter, and in connection with the results of its supervisory stress test released in June 2020, the Federal Reserve finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The 3.0 percent requirement represented the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends. In December 2020, the Federal Reserve disclosed the results of its supervisory stress test associated with the capital plan resubmission. While the Federal Reserve did not recalibrate SCBs as a part of the resubmission for participating banks, Regions’ implied SCB would have been floored at 2.5 percent based on capital degradation in the supervisory severely adverse scenario had the SCB been updated. Although the decision to update SCB requirements based on the resubmission results was deferred, the Federal Reserve may decide at any point through March 31, 2021 to update Regions' and other firms' SCB requirement based on the results.
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
LIQUIDITY
Regions maintains a robust liquidity management framework designed to effectively manage liquidity risk in accordance with sound risk management principals and regulatory expectations. The framework establishes sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report liquidity risks beginning with Regions’ Liquidity Management Policy and the Liquidity Risk Appetite Statements approved by the Board. Processes within the liquidity management framework include, but are not limited to, liquidity risk governance, cash management, liquidity stress testing, liquidity risk limits, contingency funding plans, and collateral management. While the framework is designed to comply with liquidity regulations, the processes are further tailored to be commensurate with Regions’ operating model and risk profile.

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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. The Company was modestly asset sensitive as of December 31, 2020, primarily driven by exposure to middle and long term rates from future fixed-rate business originations. However, recent hedging activity has reduced the exposure to net interest income and other financing income due to changes in short-term interest rates. Regions' hedging strategy is designed to protect net interest income and net interest margin against a continued low short-term interest rate environment. Refer to Table 30 "Interest Rate Sensitivity" for additional details on Regions’ interest rate sensitivity.
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
•Market risk is the risk to the Company’s financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates or equity prices.
•Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as "funding liquidity risk") or the potential that the Company cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (referred to as "market liquidity risk").
•Credit risk is the risk that arises from the potential that a borrower or counterparty will fail to perform on an obligation.
•Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems or from external events.
•Legal risk is defined as the risk associated with the failure to meet Regions' legal obligations from legislative, regulatory, or contractual perspectives.
•Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules, or regulations, or from non-conformance with prescribed practices, internal policies and procedures, or ethical standards.

•Reputational risk is the potential that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.
•Strategic risk is the risk to current or projected financial condition and resilience from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment.
Several of these primary risk exposures are expanded upon further within the remaining sections of Management's Discussion and Analysis.
Regions’ risk management framework outlines the Company’s approach for managing risk that includes the following four components:
•Collaborative Risk Culture - A strong, collaborative risk culture is fundamental to the Company's core values and operating principles. It ensures focus on risk in all activities and encourages the necessary mindset and behavior to enable effective risk management and promote sound risk-taking within the bounds of the Company’s risk appetite. The Company's risk culture requires that risks be promptly identified, escalated, and challenged; thereby, benefiting the overall performance of the Company. Sustaining a collaborative risk culture is critical to the Company's success and is a clear expectation of executive management and the Board.
•Sound Risk Appetite - The Company's risk appetite statements define the types and levels of risk the Company is willing to take to achieve its objectives.
•Sustainable Risk Processes - Effective risk management requires sustainable processes and tools to effectively identify, measure, mitigate, monitor, and report risk.
•Responsible Risk Governance - Governance serves as the foundation for comprehensive management of risks facing the Company. It outlines clear responsibility and accountability for managing, monitoring, escalating, and reporting both existing and emerging risks.
Clearly defined roles and responsibilities are critical to the effective management of risk and are central to the four components of the Company’s approach to risk management. Regions utilizes the Three Lines of Defense concept to clearly designate risk management activities within the Company.
•1st Line of Defense activities provide for the identification, acceptance and ownership of risks.
•2nd Line of Defense activities provide for objective oversight of the Company’s risk-taking activities and assessment of the Company’s aggregate risk levels.
•3rd Line of Defense activities provide for independent reviews and assessments of risk management practices across the Company.
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
The Risk Management Group, led by the Company’s Chief Risk Officer, ensures the consistent application of Regions’ risk management approach within the structure of the Company’s operating, capital and strategic plans. The primary activities of the Risk Management Group include:
•Interpreting internal and external signals that point to possible risk issues for the Company;
•Identifying risks and determining which Company areas and/or products will be affected;
•Ensuring there are mechanisms in place to specifically determine how risks will affect the Company as a whole and the individual area and or product;
•Assisting business groups in analyzing trends and ensuring Company areas have appropriate risk identification and mitigation processes in place; and

•Reviewing the limits, parameters, policies, and procedures in place to ensure the continued appropriateness of risk controls.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company also focuses on a falling rate shock scenario with most yield curve tenors floored near zero and a reduction in mortgage indices based on historical minimums as explained in the following section. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of December 31, 2020, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2021. The fourth quarter continued the trend of strong balance sheet growth in low-cost deposits and cash balances held with the Federal Reserve. These trends increase reported asset sensitivity levels in the near-term assuming modest deposit normalization. Given the uncertainty surrounding balance sheet liquidity in the current environment, interest rate risk under various deposit scenarios is explored in more detail later in this section.
The estimated exposure associated with the rising and falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. A decline in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will lead to a reduction of yield on assets and liabilities contractually tied to such rates. Under that environment, it is expected that declines in funding costs and increases in balance sheet hedging income will completely offset the decline in asset yields. Therefore, net interest income sensitivity to short-term rates is approximately neutral in a falling rate scenario. An increase in short-term rates will result in an increase in net interest income, though this is largely due to elevated deposit balances resulting from outsized growth in 2020. Net interest income remains exposed to longer yield curve tenors. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields higher on certain fixed rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall.

The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate risk hedging activities. All forward starting hedges were due to become active in January 2021. More information regarding forward starting hedges is disclosed in Table 31 and its accompanying description.
Table 30—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income December 31, 2020(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$319
+ 100 basis points	178
- 100 basis points (floored)(3)	(97)

Instantaneous Change in Interest Rates
+ 200 basis points	414
+ 100 basis points	246
- 100 basis points (floored)(3)	(132)
________
(1)Disclosed interest rate sensitivity levels represent the 12 month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)All cash flow hedges transacted are now fully reflected within the measurement horizon (see Table 32 for additional information regarding hedge start and maturity dates).
(3)The -100 basis point (floored) scenario represents a 12 month average rate shock of -13 basis points and -99 basis points to approximately zero for 1 month LIBOR and the 10 year U.S. Treasury yield, respectively. Mortgage yield shocks are floored at their historical minimums -35 basis points.
Regions has established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equated to the lesser of the shock scenario amount, or a rate 35 basis points lower than the historical all-time minimum. Recent market volatility and new historic lows established for longer yield curve tenors have resulted in a shock scenario where the majority of rates now fall to approximately zero. Mortgage rates, which have retained somewhat elevated levels, are still being shocked in the manner previously described. Further, the scenarios presented do not allow for negative rates. The falling rate scenarios in Table 30 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
As discussed above, the interest rate sensitivity analysis presented in Table 30 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates and industry liquidity, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include loan and deposit projections reflecting management's best estimate. The behavior of deposits in response to changes in interest rate levels is largely informed by analyses of prior rate cycles, but with suitable adjustments based on management’s expectations in the current environment. In the base case scenario and falling rate scenarios in Table 30, interest-bearing deposit rates move into the single digits. The deposit beta model is dynamic across both interest rate level and time. Currently, the gradual +100 basis point, parallel interest rate shock scenario outlined above includes an approximately 20% to 25% interest-bearing deposit beta. Deposit pricing outperformance or underperformance of 5% in that scenario would increase or decrease net interest income by $26 million, respectively.
In rising rate scenarios only, management assumes that the mix of deposits will change versus the base case as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $3 billion over 12 months in the gradual +100 basis point scenario in Table 30. Since the end of 2019, Regions has seen sizable deposit growth, which has contributed to its higher interest rate risk sensitivity year-to-date. The Company estimates that every $5 billion decline in total deposit balances would reduce NII sensitivity in Table 30 by approximately -$35 million and +$12 million in the gradual +100 basis point and the gradual -100 basis point floored shock scenarios, respectively. While estimates should be used as a guide, differences may result driven by the pace of rate changes, and other market competitive factors.

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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 31—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2020
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate (1)	Strike Price (1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$2,100	2.7	1.7%	0.2%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	16,000	4.3	1.9	0.2	—
Interest rate floors	5,750	3.7	—	—	2.1
Total derivatives designated as hedging instruments	$23,850	4.0	1.9%	0.2%	2.1%
_________
(1)Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
As of December 31, 2020, $20.8 billion notional of the cash flow hedging relationships designated above in Table 31 were active. The remaining $1.0 billion forward starting notional amount is due to become active in January 2021. This includes $250 million in floors and $750 million in swaps. Total cash flow hedges have a current weighted average maturity of approximately four years.
The following table presents cash flow hedge notional amounts with start dates prior to the year-end periods shown through 2026. All cash flow hedge notional amounts mature prior to the end of 2027.

Table 32—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2020(1)(2)	2021(1)(2)	2022	2023	2024	2025	2026
	(Dollars in millions)
Receive fixed/pay variable swaps	15,250	16,000	16,000	13,700	12,700	3,750	1,250
Interest rate floors	5,500	5,750	5,750	5,750	3,000	250	—
Cash flow hedges	$20,750	$21,750	$21,750	$19,450	$15,700	$4,000	$1,250
_________
(1)All cash flow hedges transacted are now fully reflected within the 12-month measurement horizon and are fully included in income sensitivity levels as disclosed in Table 30.
(2)Start dates for all remaining forward starting hedge notional are in January 2021; includes $750 million in interest rate swaps and $250 million in interest rate floors.
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
LIBOR Transition—In 2017, the FCA, which regulates LIBOR, announced that panel banks will no longer be required to submit estimates that are used to construct LIBOR by the end of 2021, confirming that the continuation of LIBOR will not be guaranteed beyond that date. In the fourth quarter of 2020, the FCA, in coordination with ICE Benchmark Administration and the Federal Reserve announced a consultation process that could potentially amend the LIBOR cessation date. If the consultation is finalized as proposed, the LIBOR cessation date would be modified to June 30, 2023 for most rate tenors. Regions holds instruments that may be impacted by the likely discontinuance of LIBOR, including loans, investments, derivative products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff, with all relevant business lines and support groups engaged. As part of this program, the Company continues to identify, assess, and monitor risks associated with the discontinuation, unavailability, or non-representativeness of LIBOR. While significant uncertainty remains, steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee. Regions is also coordinating with regulatory agencies and industry groups to identify appropriate alternative rates
Regions has taken proactive steps to facilitate the transition on behalf of customers, which include:
•The adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial institutions.

•The adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the official sector and Government-Sponsored Enterprises.
Regions has also continued to evaluate its financial and operational infrastructure, and continued its efforts to transition all financial and strategic processes, systems, and models; and implemented processes to coordinate communications with customers. In the third quarter of 2020, Regions adopted temporary accounting relief for affected transactions that reference LIBOR. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for details.
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
On March 27, 2020, the CARES Act was signed into law as a response to the economic uncertainty amid the COVID-19 pandemic. A focus of the Act is the establishment of federally guaranteed loans for small businesses under the PPP. Regions, a certified SBA lender, has and will continue to assist its customers through the process of utilizing this program. As a lending institution in this program, additional liquidity is available to the Company through the Federal Reserve's Paycheck Protection Program Liquidity Facility. As of December 31, 2020, Regions had not used the Paycheck Protection Program Liquidity Facility.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.5 billion at December 31, 2020. Compliance with the holding company cash requirements is reported to the Risk Committee of the Board on a quarterly basis. Regions also has minimum liquidity requirements for the Bank and subsidiaries. These minimum requirements are informed by internal stress testing measures which are reflective of Regions' portfolio and business mix. The Bank's funding and contingency planning does not currently assume any reliance on short-term unsecured sources. Risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2020, Regions had approximately $16.4 billion in cash on deposit with the FRB, an increase from approximately $2.5 billion at December 31, 2019, due to the significant increase in deposits associated with government programs offered in relation to COVID-19. The average balance held with the FRB was approximately $7.7 billion and $666 million during 2020 and 2019, respectively. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of December 31, 2020, based on assets pledged as collateral on that date, was $12.8 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2020, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $16.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain eligible securities and loans as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding. Refer to Note 8 "Other Earning Assets" to the consolidated financial statements for additional information.
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
Regions' contractual obligations and expected payment dates are presented in the following table:
Table 33— Contractual Obligations

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$3,721	$1,289	$251	$91	$117,127	$122,479
Long-term borrowings	616	1,061	1,096	796	—	3,569
Lease obligations (3)	118	221	152	251	—	742
Purchase obligations	26	43	10	—	—	79
Benefit obligations (4)	35	49	26	63	—	173
Commitments to fund low income housing partnerships (5)	622	—	—	—	—	622
Unrecognized tax benefits (6)	—	—	—	—	12	12
	$5,138	$2,663	$1,535	$1,201	$117,139	$127,676
_________
(1)See Note 24 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for the Company’s commercial commitments at December 31, 2020.
(2)Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
(3)Includes month-to-month and finance leases that are not included in Note 14 "Leases" to the consolidated financial statements.
(4)Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.
(5)Commitments to fund low income housing partnerships includes commitments to make future investments, short-term construction loans and letters of credit, as well as the funded portions of these loans and letters of credit. All of these items are short-term in nature and the majority do not have defined maturity dates. Therefore, they have all been considered due on demand, maturing one year or less. See Note 2 "Variable Interest Entities"to the consolidated financial statements for additional information.
(6)See Note 20 "Income Taxes" to the consolidated financial statements.

CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described below. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the "Portfolio Characteristics" section found earlier in this report for further information regarding the risk characteristics of each loan type. See further discussion of the current U.S. economic environment in the "Economic Environment in Regions' Banking Markets" section and counterparty risk below.
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
Occasionally, borrowers and counterparties do not fulfill their obligations and Regions must take steps to mitigate and manage losses. Teams are in place to appropriately identify and manage nonperforming loans, collections, loan modifications, and loss mitigation efforts. Regions maintains an allowance for credit losses that management considers adequate to absorb expected losses in the portfolio.
For a discussion of the process and methodology used to calculate the allowance for credit losses refer to the “Critical Accounting Estimates and Related Policies” section found earlier in this report, and Note 1 “Summary of Significant Accounting Policies” and Note 6 "Allowance for Credit Losses" to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 21 "Allowance for Credit Losses". Also, refer to Table 22 "Allowance Allocation" for details pertaining to management’s allocation of the allowance to each loan category.
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
COMPARISON OF 2019 WITH 2018—CONTINUING OPERATIONS
Refer to the “2019 Results” and "Operating Results" sections of Management's Discussion and Analysis of the Annual Report on Form 10-K for the year ended December 31, 2019, for comparisons of 2019 with 2018.
Table 34— Quarterly Results of Operations

	2020				2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income	$1,061	$1,059	$1,063	$1,079	$1,098	$1,150	$1,177	$1,171
Total interest expense	55	71	91	151	180	213	235	223
Net interest income	1,006	988	972	928	918	937	942	948
Provision (credit) for credit losses(1)	(38)	113	882	373	96	108	92	91
Net interest income after provision (credit) for credit losses	1,044	875	90	555	822	829	850	857
Total non-interest income, excluding securities gains (losses), net	680	652	572	485	564	558	513	509
Securities gains (losses), net	—	3	1	—	(2)	—	(19)	(7)
Total non-interest expense	987	896	924	836	897	871	861	860
Income (loss) before income taxes	737	634	(261)	204	487	516	483	499
Income tax expense (benefit)	121	104	(47)	42	98	107	93	105
Net income (loss)	$616	$530	$(214)	$162	$389	$409	$390	$394
Net income (loss) available to common shareholders	$588	$501	$(237)	$139	$366	$385	$374	$378
Earnings (loss) per common share: (2)
Basic	$0.61	$0.52	$(0.25)	$0.15	$0.38	$0.39	$0.37	$0.37
Diluted	0.61	0.52	(0.25)	0.14	0.38	0.39	0.37	0.37
________

(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.
(2)Quarterly amounts may not add to year-to-date amounts due to rounding.
ASCENTIUM ACQUISITION
On April 1, 2020, Regions completed its acquisition of an equipment finance company Ascentium Capital, LLC. The acquisition gives Regions the ability to increase business loans and leases to small business customers using Ascentium's tech-enabled same-day credit decision and funding capabilities.
As a result of the acquisition Regions recorded approximately $2.4 billion of assets and assumed $1.9 billion of liabilities. Of the total assets acquired, $1.9 billion were loans and leases that are included in Regions' commercial and industrial loan portfolio. Of the liabilities assumed, $1.8 billion were long-term borrowings. Regions subsequently paid down a significant portion of the borrowings, and as of December 31, 2020, $97 million of long-term debt remained. Assets acquired and liabilities assumed were recorded at estimated fair value.
These fair value estimates are considered preliminary as of December 31, 2020. Fair value estimates, including loans, intangible assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
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
In conjunction with the acquisition, Regions recognized goodwill of $345 million and other intangible assets of $47 million. Intangible assets are comprised of trademarks, customer lists and other intangibles. Intangible assets will be amortized over the expected useful life of each recognized asset.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Birmingham, Alabama
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. As explained below, auditing the Company’s allowance for credit losses, including the adoption of the new accounting guidance, was a critical audit matter.

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

Allowance for credit losses
Description of the Matter
The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded commitments. As of December 31, 2020, the allowance for credit losses (ACL) was $2.3 billion. The provision for credit losses was $1.3 billion for the year ended December 31, 2020. As discussed above and in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2020 the Company adopted new accounting guidance related to the estimate of the ACL, resulting in an ACL increase of $501 million. The ACL is established to absorb expected credit losses over the contractual life of the loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected losses is driven by loss forecasting models which utilize relevant quantitative information about historical experience, current conditions and the reasonable and supportable economic forecast that affects the collectability of the reported amount. Management’s estimate for the expected credit losses is established through these quantitative factors, as well as qualitative considerations to account for the imprecision inherent in the estimation process. As a result, management may adjust the ACL for the potential impact of qualitative factors through their established framework. Management’s qualitative framework provides for specific model and general imprecision adjustments for such factors as the economic forecast imprecision, potential model error imprecision, process imprecision and specific issues or events that Management believes are not adequately captured in the modeled outcomes.

Auditing management’s ACL estimate and related provision for credit losses involved a high degree of complexity in evaluating the expected loss forecasting models and subjectivity in evaluating management’s measurement of the economic forecast used during the reasonable and supportable period and the qualitative factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process for establishing the ACL, including management’s controls over: 1) expected loss forecasting models including model validation, implementation, monitoring, the completeness and accuracy of key inputs and assumptions used in the models; 2) the development and application of the reasonable and supportable economic forecast; 3) the identification and measurement of qualitative factors.

With respect to expected loss forecasting models, with the support of specialists, we evaluated the conceptual soundness of the model methodology and re-performed the calculation for a sample of models. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to supporting information.

Regarding the reasonable and supportable economic forecast, with the support of specialists, we assessed the forecasted economic scenario by, among other procedures, evaluating management’s methodology for developing the forecast and comparing a sample of key economic variables developed to external sources, historical and peer bank information.

With respect to the identification of qualitative factors, we evaluated 1) the potential impact of imprecision in the quantitative models and hence the need to consider a qualitative adjustment to the ACL, and 2) changes, assumptions and adjustments to the models. Regarding measurement of the qualitative factors, we evaluated internal data utilized by management to estimate the appropriate level of the qualitative factors, as well as internal data produced by the Company’s Credit Review, Internal Audit and Model Validation groups, and external macroeconomic factors independently obtained during the audit.

We evaluated the overall ACL amount, including model estimates and qualitative factor adjustments, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio and unfunded credit commitments. We reviewed historical loss statistics, peer-bank information, subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the ACL.

We have served as the Company’s auditor since 1971.

Birmingham, Alabama
February 24, 2021

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019
	(In millions, except share data)
Assets
Cash and due from banks	$1,558	$1,598
Interest-bearing deposits in other banks	16,398	2,516
Debt securities held to maturity (estimated fair value of $1,215 and $1,372 respectively)	1,122	1,332
Debt securities available for sale (amortized cost of $26,092 and $22,332, respectively)	27,154	22,606
Loans held for sale (includes $1,446 and $439 measured at fair value, respectively)	1,905	637
Loans, net of unearned income	85,266	82,963
Allowance for loan losses	(2,167)	(869)
Net loans	83,099	82,094
Other earning assets	1,217	1,518
Premises and equipment, net	1,897	1,960
Interest receivable	346	362
Goodwill	5,190	4,845
Residential mortgage servicing rights at fair value	296	345
Other identifiable intangible assets, net	122	105
Other assets	7,085	6,322
Total assets	$147,389	$126,240
Liabilities and Equity
Deposits:
Non-interest-bearing	$51,289	$34,113
Interest-bearing	71,190	63,362
Total deposits	122,479	97,475
Borrowed funds:
Short-term borrowings	—	2,050
Long-term borrowings	3,569	7,879
Total borrowed funds	3,569	9,929
Other liabilities	3,230	2,541
Total liabilities	129,278	109,945
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,850,000 and 1,500,000 shares, respectively	1,656	1,310
Common stock, authorized 3 billion shares, par value $.01 per share:
Issued including treasury stock—1,001,507,052 and 998,278,188 shares, respectively	10	10
Additional paid-in capital	12,731	12,685
Retained earnings	3,770	3,751
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	1,315	(90)
Total shareholders’ equity	18,111	16,295
Total liabilities and equity	$147,389	$126,240

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2020	2019	2018
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$3,610	$3,866	$3,613
Debt securities	582	643	625
Loans held for sale	28	17	15
Other earning assets	42	70	84
Total interest income	4,262	4,596	4,337
Interest expense on:
Deposits	180	447	250
Short-term borrowings	10	53	30
Long-term borrowings	178	351	322
Total interest expense	368	851	602
Net interest income	3,894	3,745	3,735
Provision for credit losses (1)	1,330	387	229
Net interest income after provision for credit losses (1)	2,564	3,358	3,506
Non-interest income:
Service charges on deposit accounts	621	729	710
Card and ATM fees	438	455	438
Investment management and trust fee income	253	243	235
Capital markets income	275	178	202
Mortgage income	333	163	137
Securities gains (losses), net	4	(28)	1
Other	469	376	296
Total non-interest income	2,393	2,116	2,019
Non-interest expense:
Salaries and employee benefits	2,100	1,916	1,947
Net occupancy expense	313	321	335
Furniture and equipment expense	348	325	325
Other	882	927	963
Total non-interest expense	3,643	3,489	3,570
Income from continuing operations before income taxes	1,314	1,985	1,955
Income tax expense	220	403	387
Income from continuing operations	1,094	1,582	1,568
Discontinued operations:
Income from discontinued operations before income taxes	—	—	271
Income tax expense	—	—	80
Income from discontinued operations, net of tax	—	—	191
Net income	$1,094	$1,582	$1,759
Net income from continuing operations available to common shareholders	$991	$1,503	$1,504
Net income available to common shareholders	$991	$1,503	$1,695
Weighted-average number of shares outstanding:
Basic	959	995	1,092
Diluted	962	999	1,102
Earnings per common share from continuing operations:
Basic	$1.03	$1.51	$1.38
Diluted	1.03	1.50	1.36
Earnings per common share:
Basic	$1.03	$1.51	$1.55
Diluted	1.03	1.50	1.54
_________
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2020	2019	2018
	(In millions)
Net income	$1,094	$1,582	$1,759
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2), ($2) and ($3) tax effect, respectively)	(6)	(5)	(6)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	6	5	6
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $200, $196 and ($83) tax effect, respectively)	592	581	(244)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $1, ($7) and zero tax effect, respectively)	3	(21)	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	589	602	(244)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $363, $123 and ($1) tax effect, respectively)	1,077	367	(3)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $65, ($6) and $3 tax effect, respectively)	195	(18)	9
Net change in unrealized gains (losses) on derivative instruments, net of tax	882	385	(12)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of ($36), ($50) and $4 tax effect, respectively)	(108)	(150)	7
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($11), ($11) and ($8) tax effect, respectively)	(36)	(32)	(28)
Net change from defined benefit pension plans and other post employment benefits, net of tax	(72)	(118)	35
Other comprehensive income (loss), net of tax	1,405	874	(215)
Comprehensive income	$2,499	$2,456	$1,544
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2018	1	$820	1,133	$12	$15,858	$1,628	$(1,377)	$(749)	$16,192
Cumulative effect from change in accounting guidance						(2)			(2)
Net income	—	—	—	—	—	1,759	—	—	1,759
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(215)	(215)
Cash dividends declared	—	—	—	—	—	(493)	—	—	(493)
Preferred stock dividends	—	—	—	—	—	(64)	—	—	(64)
Common stock transactions:
Impact of share repurchases	—	—	(115)	(1)	(2,121)	—	—	—	(2,122)
Impact of stock transactions under compensation plans, net and other	—	—	7	—	29	—	6	—	35
BALANCE AT DECEMBER 31, 2018	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090
Cumulative effect from change in accounting guidance	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	1,582	—	—	1,582
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	874	874
Cash dividends declared	—	—	—	—	—	(582)	—	—	(582)
Preferred stock dividends	—	—	—	—	—	(79)	—	—	(79)
Net proceeds from issuance of 500 thousand shares of Series C, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	1	490	—	—	—	—	—	—	490
Common stock transactions:
Impact of share repurchases	—	—	(72)	(1)	(1,100)	—	—	—	(1,101)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	19	—	—	—	19
BALANCE AT DECEMBER 31, 2019	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)
Net income	—	—	—	—	—	1,094	—	—	1,094
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,405	1,405
Cash dividends declared	—	—	—	—	—	(595)	—	—	(595)
Preferred stock dividends	—	—	—	—	—	(103)	—	—	(103)
Net proceeds from issuance of 350 thousand shares of Series D, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	346	—	—	—	—	—	—	346
Impact of stock transactions under compensation plans, net and other	—	—	3	—	46	—	—	—	46
BALANCE AT DECEMBER 31, 2020	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2020	2019	2018
	(In millions)
Operating activities:
Net income	$1,094	$1,582	$1,759
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses (1)	1,330	387	229
Depreciation, amortization and accretion, net	421	426	462
Securities (gains) losses, net	(4)	28	(1)
(Gain) on sale of business	—	—	(281)
Deferred income tax expense (benefit)	(158)	62	226
Originations and purchases of loans held for sale	(6,634)	(4,381)	(3,351)
Proceeds from sales of loans held for sale	5,865	4,144	3,451
(Gain) loss on sale of loans, net	(241)	(124)	(73)
Loss on early extinguishment of debt	22	16	—
Net change in operating assets and liabilities:
Other earning assets	313	158	116
Interest receivable and other assets	(246)	(347)	171
Other liabilities	459	453	(470)
Other	103	177	37
Net cash from operating activities	2,324	2,581	2,275
Investing activities:
Proceeds from maturities of debt securities held to maturity	209	148	174
Proceeds from sales of debt securities available for sale	304	5,372	254
Proceeds from maturities of debt securities available for sale	4,921	3,532	3,383
Purchases of debt securities available for sale	(8,956)	(8,102)	(3,410)
Net proceeds from (payments for) bank-owned life insurance	(1)	(8)	(4)
Proceeds from sales of loans	256	471	307
Purchases of loans	(1,558)	(1,561)	(612)
Net change in loans	546	859	(3,272)
Purchases of mortgage servicing rights	(59)	(24)	(71)
Net purchases of other assets	(134)	(178)	(151)
Proceeds from disposition of a business, net of cash transferred	—	—	357
Payment for acquisition of a business, net of cash received	(381)	—	—
Net cash from investing activities	(4,853)	509	(3,045)
Financing activities:
Net change in deposits	25,004	2,984	(2,398)
Net change in short-term borrowings	(2,050)	450	1,100
Proceeds from long-term borrowings	4,698	21,274	21,750
Payments on long-term borrowings	(10,918)	(25,926)	(17,451)
Net proceeds from issuance of preferred stock	346	490	—
Cash dividends on common stock	(595)	(577)	(452)
Cash dividends on preferred stock	(103)	(79)	(64)
Repurchases of common stock	—	(1,101)	(2,122)
Taxes paid related to net share settlement of equity awards	(8)	(29)	(35)
Other	(3)	—	(1)
Net cash from financing activities	16,371	(2,514)	327
Net change in cash and cash equivalents	13,842	576	(443)
Cash and cash equivalents at beginning of year	4,114	3,538	3,981
Cash and cash equivalents at end of year	$17,956	$4,114	$3,538
_________
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses is now the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption, the provision for unfunded commitments is included in other non-interest expense.
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
During 2020, the Company adopted new accounting guidance related to several topics, including CECL. The cumulative effect of the modified retrospective application of CECL on retained earnings is discussed below. All prior period amounts impacted by guidance that required retrospective application have been revised.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income, comprehensive income (loss), total assets or total shareholders’ equity as previously reported.
CECL
On January 1, 2020, the Company adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. The measurement of expected losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with accounting guidance on leases. In addition, CECL required changes to the accounting for debt securities available for sale. The adoption of CECL had a material impact to the allowance for credit losses (see below). The cumulative effect of the modified retrospective application for all items in scope was a reduction to retained earnings of $377 million, $375 million of which was attributable to the allowance and $2 million of which was attributable to other financial assets.
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
The following table summarizes supplemental cash flow information for the years ended December 31:

	2020	2019	2018
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowings	$408	$851	$581
Income taxes, net	132	85	57
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	31	63	54
Loans transferred to loans held for sale	275	66	313
Loans held for sale transferred to loans	1	3	14
Properties transferred to held for sale	33	62	21

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
For debt securities available for sale, the Company reviews its securities portfolio for impairment and determines if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.
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

LOANS HELD FOR SALE
Regions’ loans held for sale include commercial loans, investor real estate loans and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Certain commercial loans held for sale where management has elected the fair value option are recorded at fair value. Gains and losses on commercial loans held for sale for which the fair value option has been elected are included in capital markets income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs when credit related and non-interest expense when not credit related and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis. Gains and losses on the sale of non-performing commercial and investor real estate loans are included in other non-interest expense. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment (or portfolio loans). Loans held for investment are carried at amortized cost (the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs). Regions elected to exclude accrued interest receivable balances from the amortized cost basis. Interest receivable is included as a separate line item on the balance sheet. Regions' loans balance is comprised of commercial, investor real estate and consumer loans. Interest income on all types of loans is accrued based on the contractual interest rate and the principal amount outstanding using methods that approximate the interest method, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the contractual or estimated lives of the related loans as an adjustment to the loans’ constant effective yield, which is included in interest income on loans. Direct financing, sales-type and leveraged leases are included within the commercial portfolio segment. See Note 5 for further detail and information on loans and Note 14 for further detail on leases.
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
Purchased Loans
Purchased loans are recorded at their fair value at the acquisition date. Purchased loans are evaluated and classified as either PCD, which indicates that the loan has experienced more than insignificant credit deterioration since origination, or non-PCD loans. For PCD loans, the sum of the loans' purchase price and allowance for credit losses, which is determined using the same methodology as originated loans, becomes their initial amortized cost basis. For non-PCD loans, the difference between the fair value and the par value is considered the fair value mark. The non-credit discount or premium related to PCD loans and the fair value mark on non-PCD loans is accreted or amortized into interest income over the contractual life of the loan using the effective interest method. Subsequent changes in the allowance to the PCD and non-PCD loans are recognized in the provision for credit losses.
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
As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020 were eligible for relief from TDR classification. Regions elected this provision of the CARES Act; therefore, modified loans that met the required guidelines for relief are not considered TDRs. The CARES Act relief and short-term nature of most COVID-19 deferrals precluded the majority of Regions' COVID-19 loan modifications from being classified as TDRs as of December 31, 2020. Further, on December 27, 2020, the Consolidated Appropriations Act was signed into law and extended the relief from TDR classification through January 1, 2022. Regions elected this provision.
ALLOWANCE
Regions adopted CECL using the modified retrospective method for loans held for investment, net investment in lease assets, and off-balance sheet credit exposures. Regions elected not to estimate an allowance on interest receivable balances because the Company has non-accrual policies in place that provide for the accrual of interest to cease on a timely basis when all contractual amounts due are not expected. The cumulative effect of the retrospective application for loans and unfunded commitments was an increase in the allowance of $501 million and a reduction to retained earnings of $375 million, with the difference being an increase to deferred tax assets. The adoption of CECL on January 1, 2020 replaced the incurred loss methodology to estimate the allowance with the expected loss methodology. Refer to Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding the accounting and reporting policies related to the incurred loss methodology.
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
Collateral-dependent loans
Regions' collateral-dependent consumer loans are loans secured by collateral (primarily real estate) that meet the partial charge-down requirements disclosed within this section. Regions evaluates significant commercial and investor real estate loans that are in financial difficulty and secured by collateral to determine if they are collateral dependent.
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
CALCULATION OF ALLOWANCE FOR CREDIT LOSSES
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
Operating leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, within net occupancy expense in the consolidated statements of income. See Note 14 "Leases" for additional information.
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
Sales-type, direct financing, and leveraged leases are recorded within loans and operating leases are recorded within other earning assets on the consolidated balance sheet. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a constant effective yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment. See Note 14 "Leases" for additional information.
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
INVESTMENTS IN OPERATING LEASES
Investments in operating leases represent the assets underlying the related lease contracts and are reported at cost, less accumulated depreciation and net of origination fees and costs. Depreciation on these assets is generally provided on a straight-line basis over the lease term down to an estimated residual value. Regions periodically evaluates its depreciation rate for leased assets based on projected residual values and adjusts depreciation expense over the remaining life of the lease if deemed appropriate. Regions also evaluates the current value of the operating lease assets and tests for impairment when indicators of impairment are present. Income from operating lease assets includes lease origination fees, net of lease origination costs, and is recognized as operating lease revenue on a straight line basis over the scheduled lease term. The accrual of revenue on operating leases is generally discontinued at the time an account is determined to be uncollectible. Operating lease revenue and the depreciation expense on the related operating lease assets are included as components of net interest income on the consolidated statements of income. When a leased asset is returned, its remaining value is reclassified from other earning assets to other assets and recorded at the lower of cost or estimated fair value, less costs to sell, on Regions' consolidated balance sheet. Impairment of the operating lease asset, as well as residual value gains and losses at the end of the lease term are recorded through other non-interest income.
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Land is carried at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. Premises and equipment are evaluated for impairment at least annually, or more often if events or circumstances indicate that the carrying value of the asset may not be recoverable. Maintenance and repairs are charged to non-interest expense in the consolidated statements of income. Improvements that either add functionality or extend the useful life of the asset are capitalized to the carrying value and depreciated. See Note 9 for detail of premises and equipment.
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets primarily include the following: 1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate maturity deposits, 2) amounts capitalized related to the value of acquired customer relationships, and 3) the DUS license. Core deposit intangibles, purchased credit card relationships, customer relationship intangibles and other identifiable intangibles assets are amortized over their expected useful lives.
The Company’s goodwill is tested for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment. Regions assesses the following indicators of goodwill impairment for each reporting period:
•Recent operating performance,
•Changes in market capitalization,
•Regulatory actions and assessments,
•Changes in the business climate (including legislation, legal factors and competition),
•Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and
•Trends in the banking industry.
Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied estimated fair value of goodwill. Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If, based on the weight of the evidence, the Company determines it is more likely than not that the fair value exceeds book value, then an impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, a goodwill impairment test is performed. The Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in non-interest expense in an amount equal to that excess.
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
For purposes of performing the goodwill impairment test, if applicable, Regions uses both income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, the long-term target equity ratios, and the discount rate.
Other identifiable intangible assets, primarily core deposit intangibles, purchased credit card relationships and other acquired customer relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card or other types of acquired customer accounts and/or balances, increased competition, or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in non-interest expense and reduce the carrying amount of the asset.
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
Regions enters into various derivative agreements with customers desiring protection from possible future market fluctuations. Regions manages the market risk associated with these derivative agreements. The contracts in this portfolio for which the Company has elected not to apply hedge accounting are marked-to-market through capital markets income and included in other assets and other liabilities.
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
TREASURY STOCK AND SHARE REPURCHASES
The purchase of the Company’s common stock is recorded at cost. At the date of repurchase, shareholders' equity is reduced by the repurchase price. Upon retirement, or upon purchase for constructive retirement, treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.
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
Mortgage Income
Mortgage income is recognized when earned or as each transaction occurs through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. Mortgage income also includes any fair value adjustments for mortgage loans Regions has elected to measure under the fair value option and fair value adjustments related to mortgage servicing rights.
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

Other Miscellaneous Income
Other miscellaneous income includes miscellaneous revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income including unusual gains. Regions recognizes the related fee or gain in a manner that reflects the timing of when transactions occur or as services are provided.
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
FAIR VALUE MEASUREMENTS
Fair value guidance establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These strata include:
•Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),
•Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and
•Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.
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
•U.S. Treasuries are valued based on quoted market prices of identical assets on active exchanges. Pricing received for U.S. Treasuries from third-party services is based on a market approach using dealer quotes from multiple active market makers and real-time trading systems. These valuations are Level 1 measurements.
•Mortgage-backed securities are valued primarily using data from third-party pricing services for similar securities as applicable. Pricing from these third-party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, TBA prices, issuer spreads, bids and offers, monthly payment information, and collateral performance, as applicable. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.
•Obligations of states and political subdivisions are generally based on data from third-party pricing services. The valuations are based on a market approach using observable inputs such as benchmark yields, MSRB reported trades, material event notices and new issue data. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.
•Other debt securities are valued based on Level 1, 2 and 3 measurements, depending on pricing methodology selected and are valued primarily using data from third-party pricing services. Pricing from these third-party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids and offers, and TRACE reported trades.
The majority of Regions' debt securities available for sale are valued using third-party pricing services. To validate pricing related to liquid investment securities, which represent the vast majority of the available for sale portfolio (e.g., mortgage-

backed securities), Regions compares price changes received from the third-party pricing service to overall changes in market factors in order to validate the pricing received. To validate pricing received on less liquid investment securities in the available for sale portfolio, Regions receives pricing from third-party brokers-dealers on a sample of securities that are then compared to the pricing received. The pricing service uses standard observable inputs when available, for example: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, and bids and offers, among others. For certain security types, additional inputs may be used, or some inputs may not be applicable. It is not customary for Regions to adjust the pricing received for the available for sale portfolio. In the event that prices are adjusted, Regions classifies the measurement as a Level 3 measurement.
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
Loans (excluding sales-type, direct financing, and leveraged leases), net of unearned income and allowance for loan losses: A discounted cash flow method under the income approach is utilized to estimate the fair value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of scheduled principal and interest payments, principal prepayments, and current market rates. The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations.
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
Loan commitments and letters of credit: The fair value of these instruments is reasonably estimated by the carrying value of deferred fees plus the unfunded loan commitments reserve related to the creditworthiness of our counterparty. Because the valuation inputs are not observable in the market and are considered Company specific, these are Level 3 valuations.
See Note 22 for additional information related to fair value measurements.

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2020 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

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

The impact was reflected as a reduction of approximately $375 million to retained earnings and an increase of approximately $126 million to deferred tax assets. In the third quarter of 2020, the Federal Banking agencies finalized a rule related to the impact of CECL on regulatory capital.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased in over the following three years. The add-back is calculated as the impact of initial adoption, plus 25 percent of subsequent changes in allowance.  At December 31, 2020 this amount is approximately $582 million year-to-date.  The impact on CET1 is approximately 54 basis points.

There was no material impact to available for sale or held to maturity securities upon adoption of CECL, nor to any other financial assets in scope. Most of the held to maturity portfolio consists of agency-backed securities that inherently have an immaterial risk of loss. Additionally, Regions had no purchase credit impaired assets that were converted to PCD upon adoption.

See relevant sections of this note for additional information about Regions' CECL methodologies and assumptions.

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
Standards Adopted (or partially adopted) in 2020 (continued)
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
ASU 2020-03, Codification Improvements to Financial Instruments
This Update was issued to make minor technical corrections and improvements to the Codification as part of an ongoing FASB project to clarify guidance and correct inconsistent application of unclear guidance. This ASU provides clarification for disclosures related to the fair value option and debt securities and minor updates to Topics 470, Debt, 820, Fair Value Measurement, 842, Leases, and 860, Transfers and Servicing.
		The Update is effective upon issuance.	The adoption of this guidance did not have a material impact.
ASU 2020-04, Reference Rate Reform - Topic 848	This Update provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications, hedge accounting, and other transactions affected that reference LIBOR or another reference rate expected to be discontinued.	The Update is effective upon issuance and can be applied through December 31, 2022.
Regions adopted this ASU on July 1, 2020, and at the time of adoption, there was no material impact. Regions anticipates optional expedients adopted such as contract modification and hedge accounting will provide significant relief otherwise not provided through December 31, 2022.

ASU 2020-09, Debt (Topic 470)— Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762	The amendments in this Update were issued to amend and supersede the SEC section of Topic 470, Debt, to reflect the guidance on guaranteed debt securities offerings in SEC Release 33-10762 which related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities.	The Update is effective upon issuance.	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.
		January 1, 2021	Regions adopted this guidance as of January 1, 2021 with no material impact.
ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	The amendments clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.	January 1, 2021 Early adoption is permitted.	Regions adopted this guidance as of January 1, 2021 with no material impact
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	This Update simplifies accounting for convertible instruments by removing certain separation models. Additionally, it revises and clarifies guidance on the derivatives scope exception to make the exception easier to apply.	January 1, 2022	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	The amendments in this Update were issued to clarify that entities should reevaluate at each reporting period whether callable debt securities are within the scope of the guidance in Topic 310-20, which requires the premium on such debt securities to be amortized to the next call date.	January 1, 2021 Early adoption is not permitted.	Regions adopted this guidance as of January 1, 2021 with no material impact
ASU 2020-10, Codification Improvements	This Update was issued to make minor technical corrections and improvements to the Codification as part of an ongoing FASB project to clarify guidance and correct inconsistent application of unclear guidance. The ASU codifies in Section 50 (Disclosure) of various Codification Topics the disclosure guidance that includes an option to provide certain information either on the face of the financial statements or in notes to the financial statements that was previously codified only in Section 45 (Other Presentation Matters). It also amends various Codification Topics to clarify guidance that may have been unclear when originally codified and that has resulted in inconsistent application.	January 1, 2021 Early adoption is not permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

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
A summary of Regions’ affordable housing tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2020	2019
	(In millions)
Affordable housing tax credit investments included in other assets	$975	$932
Unfunded affordable housing tax credit commitments included in other liabilities	249	$213
Loans and letters of credit commitments	243	$265
Funded portion of loans and letters of credit commitments	130	$157

	2020	2019	2018
	(In millions)
Tax credits and other tax benefits recognized	$164	$165	$174
Tax credit amortization expense included in provision for income taxes	133	131	137
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2020 and 2019, the value of Regions’ general partnership interest in affordable housing investments was immaterial.
OTHER INVESTMENTS
Other investments determined to be VIEs include investments in CRA projects, SBICs, and other miscellaneous investments. A summary of Regions' equity method investments representing Regions' maximum exposure to loss as of December 31 is as follows:

	2020	2019
	(In millions)
Gross equity method investments	$186	$176
Unfunded equity method commitments	57	72
Net funded equity method investments included in other assets	$129	$104

NOTE 3. DISCONTINUED OPERATIONS
On July 2, 2018, Regions sold Regions Insurance Group, Inc. and related affiliates. The gain associated with the transaction amounted to $281 million ($196 million after-tax). In connection with the agreement, the results of the entities sold are reported in the Company's consolidated statements of income separately as discontinued operations for all periods presented.
On April 2, 2012, Regions sold Morgan Keegan and related affiliates to Raymond James. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. See Note 24 for related disclosure. Results of operations for the Morgan Keegan entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income.

The following table represents the condensed results of operations for the Regions Insurance Group, Inc. entities sold as discontinued operations in 2018:

Year Ended December 31, 2018
(In millions)
Interest income	$1
Interest expense	—
Net interest income	1
Non-interest income:
Securities gains (losses), net	(1)
Insurance commissions and fees	69
Gain on sale of business	281
Other	—
Total non-interest income	349
Non-interest expense:
Salaries and employee benefits	49
Net occupancy expense	3
Furniture and equipment expense	2
Other	16
Total non-interest expense	70
Income from discontinued operations before income taxes	280
Income tax expense	84
Income from discontinued operations, net of tax	$196
The following table represents the condensed results of operations for both the Regions Insurance Group, Inc. entities and Morgan Keegan and Company, Inc. and related affiliates as discontinued operations:

	Year Ended December 31
	2020	2019	2018
	(In millions, except per share data)
Income from discontinued operations before income taxes	$—	$—	$271
Income tax expense	—	—	80
Income from discontinued operations, net of tax	$—	$—	$191
Earnings per common share from discontinued operations:
Basic	$0.00	$0.00	$0.18
Diluted	$0.00	$0.00	$0.17

NOTE 4. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2020
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$554	$—	$(19)	$535	$34	$—	$569
Commercial agency	589	—	(2)	587	59	—	646
	$1,143	$—	$(21)	$1,122	$93	$—	$1,215

Debt securities available for sale:
U.S. Treasury securities	$178	$5	$—	$183			$183
Federal agency securities	102	3	—	105			105
Mortgage-backed securities:
Residential agency	18,455	625	(4)	19,076			19,076
Residential non-agency	1	—	—	1			1
Commercial agency	5,659	346	(6)	5,999			5,999
Commercial non-agency	571	15	—	586			586
Corporate and other debt securities	1,126	78	—	1,204			1,204
	$26,092	$1,072	$(10)	$27,154			$27,154

	December 31, 2019
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$736	$—	$(26)	$710	$22	$—	$732
Commercial agency	625	—	(3)	622	20	(2)	640
	$1,361	$—	$(29)	$1,332	$42	$(2)	$1,372

Debt securities available for sale:
U.S. Treasury securities	$180	$2	$—	$182			$182
Federal agency securities	42	1	—	43			43
Mortgage-backed securities:
Residential agency	15,336	218	(38)	15,516			15,516
Residential non-agency	1	—	—	1			1
Commercial agency	4,720	77	(31)	4,766			4,766
Commercial non-agency	639	8	—	647			647
Corporate and other debt securities	1,414	38	(1)	1,451			1,451
	$22,332	$344	$(70)	$22,606			$22,606
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $10.3 billion and $8.3 billion at December 31, 2020 and 2019, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both December 31, 2020 and 2019.

The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$554	$569
Commercial agency	589	646
	$1,143	$1,215
Debt securities available for sale:
Due in one year or less	$200	$202
Due after one year through five years	828	873
Due after five years through ten years	267	299
Due after ten years	111	118
Mortgage-backed securities:
Residential agency	18,455	19,076
Residential non-agency	1	1
Commercial agency	5,659	5,999
Commercial non-agency	571	586
	$26,092	$27,154
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2020 and 2019. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$914	$(4)	$101	$—	$1,015	$(4)
Commercial agency	819	(6)	—	—	819	(6)
	$1,733	$(10)	$101	$—	$1,834	$(10)

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$82	$—	$501	$(5)	$583	$(5)
Commercial agency	—	—	127	(5)	127	(5)
	$82	$—	$628	$(10)	$710	$(10)

Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$2,402	$(11)	$2,505	$(27)	$4,907	$(38)
Commercial agency	1,449	(31)	73	—	1,522	(31)
Corporate and other debt securities	19	—	32	(1)	51	(1)
	$3,870	$(42)	$2,610	$(28)	$6,480	$(70)
The number of individual debt positions in an unrealized loss position in the tables above decreased from 500 at December 31, 2019 to 129 at December 31, 2020. The decrease in the number of securities and the total amount of gross unrealized losses was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
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

	2020	2019	2018
	(In millions)
Gross realized gains	$5	$16	$4
Gross realized losses	(1)	(43)	(1)
Impairment	—	(1)	(2)
Securities gains (losses), net	$4	$(28)	$1

NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2020	2019
	(In millions)
Commercial and industrial	$42,870	$39,971
Commercial real estate mortgage—owner-occupied	5,405	5,537
Commercial real estate construction—owner-occupied	300	331
Total commercial	48,575	45,839
Commercial investor real estate mortgage	5,394	4,936
Commercial investor real estate construction	1,869	1,621
Total investor real estate	7,263	6,557
Residential first mortgage	16,575	14,485
Home equity lines	4,539	5,300
Home equity loans	2,713	3,084
Indirect—vehicles	934	1,812
Indirect—other consumer	2,431	3,249
Consumer credit card	1,213	1,387
Other consumer	1,023	1,250
Total consumer	29,428	30,567
Total loans, net of unearned income (1)	$85,266	$82,963
_________
(1)Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $678 million and $234 million at December 31, 2020 and 2019, respectively.
During both 2020 and 2019, Regions purchased approximately $1.6 billion in indirect-other consumer, residential first mortgage and commercial and industrial loans from third parties. The 2020 purchases do not include loans from the Ascentium acquisition.
In January 2019, Regions decided to discontinue its indirect auto lending business due to margin compression impacting overall returns on the portfolio. Regions ceased originating new indirect auto loans in the first quarter of 2019 and completed any in-process indirect auto loan closings at the end of the second quarter of 2019. The Company remains in the direct auto lending business.
At December 31, 2020, $20.8 billion in securities and net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At December 31, 2020, an additional $17.6 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
See Note 14 for details regarding Regions’ investment in sales-type, direct financing, and leveraged leases included within the commercial and industrial loan portfolio.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. The methodology is described in Note 1.
On January 1, 2020, Regions adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. Refer to Note 1 for a description of the adoption of CECL and Regions' allowance methodology. Additionally, refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2019, for a description of the methodology prior to the adoption of CECL on January 1, 2020.
As of December 31, 2020, Regions' total loans included $3.6 billion of PPP loans. These loans are guaranteed by the Federal government and as the guarantee is not separable from the loans, Regions recorded an immaterial allowance on these loans.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The cumulative effect of the adoption of CECL on January 1, 2020 for loans and unfunded commitments was an increase in the allowance of $501 million. During 2020, Regions increased the allowance by an additional $878 million to $2.3 billion, which represents management's best estimate of expected losses over the life of the portfolio. The increase was due primarily to higher expected credit losses due to the economic impact and ongoing uncertainty of the COVID-19 pandemic and the purchase of Ascentium. Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor within the CECL models. Regions' models are sensitive to changes in the economic scenario, specifically to the level of unemployment. The December 31, 2020 economic forecast includes a high degree of uncertainty around how long the COVID-19 pandemic will persist, the timeliness and effectiveness of vaccinations and the effectiveness of government relief programs and debt payment relief provided by Regions. These factors cannot be fully reflected in the models. Therefore, the risks to the economic forecast and the model limitations were considered through model adjustments and the qualitative framework.
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2020, 2019 and 2018. The total allowance for loan losses and the related loan portfolio ending balances for the years ended 2019 and 2018 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to 2020, the allowance for loan losses related to individually evaluated loans was attributable to allowances for non-accrual commercial and investor real estate loans and all TDRs ("impaired loans") and the allowance for loan losses related to collectively evaluated loans was attributable to the remainder of the portfolio. With the adoption of CECL on January 1, 2020, the impaired loan designation and disclosures related to impaired loans are no longer required.

	2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance (Note 1)	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	534	52	721	1,307
Provision for loan losses	927	129	256	1,312
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(368)	(1)	(244)	(613)
Recoveries	43	3	55	101
Net loan losses	(325)	2	(189)	(512)
Allowance for loan losses, December 31, 2020	$1,196	$183	$788	$2,167
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance (Note 1)	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020 (adjusted for change in accounting guidance)	77	17	14	108
Provision (credit) for unfunded credit losses	20	(3)	1	18
Reserve for unfunded credit commitments, December 31, 2020	97	14	15	126
Allowance for credit losses, December 31, 2020	$1,293	$197	$803	$2,293

	2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision (credit) for loan losses	138	(16)	265	387
Loan losses:
Charge-offs	(150)	(1)	(292)	(443)
Recoveries	29	4	52	85
Net loan losses	(121)	3	(240)	(358)
Allowance for loan losses, December 31, 2019	537	45	287	869
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision (credit) for unfunded credit losses	(6)	—	—	(6)
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Allowance for credit losses, December 31, 2019	$578	$49	$287	$914
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$120	$4	$29	$153
Collectively evaluated for impairment	417	41	258	716
Total allowance for loan losses	$537	$45	$287	$869
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$537	$34	$381	$952
Collectively evaluated for impairment	45,302	6,523	30,186	82,011
Total loans evaluated for impairment	$45,839	$6,557	$30,567	$82,963

	2018
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2018	$591	$64	$279	$934
Provision (credit) for loan losses	32	(5)	202	229
Loan losses:
Charge-offs	(148)	(9)	(276)	(433)
Recoveries	45	8	57	110
Net loan losses	(103)	(1)	(219)	(323)
Allowance for loan losses, December 31, 2018	520	58	262	840
Reserve for unfunded credit commitments, January 1, 2018	49	4	—	53
Provision (credit) for unfunded credit losses	(2)	—	—	(2)
Reserve for unfunded credit commitments, December 31, 2018	47	4	—	51
Allowance for credit losses, December 31, 2018	$567	$62	$262	$891
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$104	$2	$26	$132
Collectively evaluated for impairment	416	56	236	708
Total allowance for loan losses	$520	$58	$262	$840
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$490	$25	$419	$934
Collectively evaluated for impairment	44,725	6,411	31,082	82,218
Total loans evaluated for impairment	$45,215	$6,436	$31,501	$83,152
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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2020.
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
•Pass—includes obligations where the probability of default is considered low;
•Special Mention—includes obligations that have potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. Obligations in this category may also be subject to economic or market conditions that may, in the future, have an adverse effect on debt service ability;
•Substandard Accrual—includes obligations that exhibit a well-defined weakness that presently jeopardizes debt repayment, even though they are currently performing. These obligations are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;
•Non-accrual—includes obligations where management has determined that full payment of principal and interest is in doubt.
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
With the adoption of CECL in 2020, the disclosure of credit quality indicators for loan portfolio segments and classes, excluding loans held for sale, is presented by credit quality indicator by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 6 "Allowance for Credit Losses" in the

Annual Report on Form 10-K for the year ended December 31, 2019, for disclosure of the Credit Quality Indicators as of December 31, 2019.

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass	$12,260	$6,115	$3,550	$2,413	$1,166	$2,493	$12,138	$—	$(39)	$40,096
Special Mention	133	250	376	84	5	48	722	—	—	1,618
Substandard Accrual	41	50	78	55	20	4	490	—	—	738
Non-accrual	42	59	97	20	23	19	158	—	—	418
Total commercial and industrial	$12,476	$6,474	$4,101	$2,572	$1,214	$2,564	$13,508	$—	$(39)	$42,870

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,379	$882	$913	$547	$401	$801	$140	$—	$(3)	$5,060
Special Mention	18	31	23	22	10	44	6	—	—	154
Substandard Accrual	3	38	16	16	4	15	2	—	—	94
Non-accrual	14	23	19	21	6	14	—	—	—	97
Total commercial real estate mortgage—owner-occupied:	$1,414	$974	$971	$606	$421	$874	$148	$—	$(3)	$5,405

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$61	$75	$39	$24	$24	$40	$9	$—	$—	$272
Special Mention	1	—	—	2	2	—	—	—	—	5
Substandard Accrual	—	3	1	3	4	3	—	—	—	14
Non-accrual	—	—	—	1	—	8	—	—	—	9
Total commercial real estate construction—owner-occupied:	$62	$78	$40	$30	$30	$51	$9	$—	$—	$300
Total commercial	$13,952	$7,526	$5,112	$3,208	$1,665	$3,489	$13,665	$—	$(42)	$48,575

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,663	$1,243	$1,137	$252	$65	$162	$332	$—	$(5)	$4,849
Special Mention	5	77	76	15	—	7	—	—	—	180
Substandard Accrual	69	114	57	—	2	9	—	—	—	251
Non-accrual	—	44	1	—	—	1	68	—	—	114
Total commercial investor real estate mortgage	$1,737	$1,478	$1,271	$267	$67	$179	$400	$—	$(5)	$5,394

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial investor real estate construction:
Risk Rating:
Pass	$224	$601	$266	$1	$—	$1	$679	$—	$(11)	$1,761
Special Mention	30	36	31	—	—	—	9	—	—	106
Substandard Accrual	1	1	—	—	—	—	—	—	—	2
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$255	$638	$297	$1	$—	$1	$688	$—	$(11)	$1,869
Total investor real estate	$1,992	$2,116	$1,568	$268	$67	$180	$1,088	$—	$(16)	$7,263

Residential first mortgage:
FICO scores
Above 720	$5,564	$1,738	$809	$1,023	$1,279	$2,709	$—	$—	$—	$13,122
681-720	525	189	103	112	113	360	—	—	—	1,402
620-680	211	100	73	64	67	404	—	—	—	919
Below 620	31	44	50	51	60	499	—	—	—	735
Data not available	52	23	13	16	15	126	10	—	142	397
Total residential first mortgage	$6,383	$2,094	$1,048	$1,266	$1,534	$4,098	$10	$—	$142	$16,575

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,334	$45	$—	$3,379
681-720	—	—	—	—	—	—	492	10	—	502
620-680	—	—	—	—	—	—	319	11	—	330
Below 620	—	—	—	—	—	—	181	7	—	188
Data not available	—	—	—	—	—	—	107	3	30	140
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,433	$76	$30	$4,539

Home equity loans
FICO scores
Above 720	$417	$251	$233	$325	$304	$580	$—	$—	$—	$2,110
681-720	57	40	35	39	37	76	—	—	—	284
620-680	21	17	19	22	25	65	—	—	—	169
Below 620	2	7	9	13	15	52	—	—	—	98
Data not available	1	2	2	4	5	17	—	—	21	52
Total home equity loans	$498	$317	$298	$403	$386	$790	$—	$—	$21	$2,713

Indirect—vehicles:
FICO scores
Above 720	$—	$18	$305	$137	$92	$40	$—	$—	$—	$592
681-720	—	5	50	22	16	8	—	—	—	101
620-680	—	4	44	23	18	8	—	—	—	97
Below 620	—	3	42	26	24	14	—	—	—	109
Data not available	—	—	4	6	4	4	—	—	17	35
Total indirect- vehicles	$—	$30	$445	$214	$154	$74	$—	$—	$17	$934

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Indirect—other consumer:
FICO scores
Above 720	$297	$721	$392	$138	$60	$31	$—	$—	$—	$1,639
681-720	39	173	116	41	18	9	—	—	—	396
620-680	9	73	63	27	12	6	—	—	—	190
Below 620	1	22	22	9	5	2	—	—	—	61
Data not available	—	3	3	2	1	1	—	—	135	145
Total indirect- other consumer	$346	$992	$596	$217	$96	$49	$—	$—	$135	$2,431

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$667	$—	$—	$667
681-720	—	—	—	—	—	—	255	—	—	255
620-680	—	—	—	—	—	—	208	—	—	208
Below 620	—	—	—	—	—	—	91	—	—	91
Data not available	—	—	—	—	—	—	7	—	(15)	(8)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,228	$—	$(15)	$1,213

Other consumer:
FICO scores
Above 720	$209	$163	$84	$30	$7	$3	$117	$—	$—	$613
681-720	61	44	20	5	1	1	52	—	—	184
620-680	34	28	13	4	1	1	42	—	—	123
Below 620	11	11	6	3	1	—	19	—	—	51
Data not available	46	1	—	—	—	—	3	—	2	52
Total other consumer	$361	$247	$123	$42	$10	$5	$233	$—	$2	$1,023
Total consumer loans	$7,588	$3,680	$2,510	$2,142	$2,180	$5,016	$5,904	$76	$332	$29,428
Total Loans	$23,532	$13,322	$9,190	$5,618	$3,912	$8,685	$20,657	$76	$274	$85,266
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of December 31, 2020 and December 31, 2019. Loans on non-accrual status with no related allowance included $112 million of commercial and industrial loans as of December 31, 2020. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Prior to the adoption of CECL on January 1, 2020, all TDRs and all non-accrual commercial and investor real estate loans, excluding leases, were deemed to be impaired. The definition of impairment and the required impaired loan disclosures were removed with CECL. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2019 for disclosure of Regions' impaired loans as of December 31, 2019. Loans that have been fully charged-off do not appear in the tables below.

	2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$22	$7	$66	$42,452	$418	$42,870
Commercial real estate mortgage—owner-occupied	4	1	1	6	5,308	97	5,405
Commercial real estate construction—owner-occupied	1	—	—	1	291	9	300
Total commercial	42	23	8	73	48,051	524	48,575
Commercial investor real estate mortgage	3	—	—	3	5,280	114	5,394
Commercial investor real estate construction	—	—	—	—	1,869	—	1,869
Total investor real estate	3	—	—	3	7,149	114	7,263
Residential first mortgage	104	41	156	301	16,522	53	16,575
Home equity lines	24	11	19	54	4,493	46	4,539
Home equity loans	10	7	13	30	2,705	8	2,713
Indirect—vehicles	15	4	4	23	934	—	934
Indirect—other consumer	12	8	5	25	2,431	—	2,431
Consumer credit card	8	6	14	28	1,213	—	1,213
Other consumer	12	3	2	17	1,023	—	1,023
Total consumer	185	80	213	478	29,321	107	29,428
	$230	$103	$221	$554	$84,521	$745	$85,266

	2019
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$30	$21	$11	$62	$39,624	$347	$39,971
Commercial real estate mortgage—owner-occupied	11	3	1	15	5,464	73	5,537
Commercial real estate construction—owner-occupied	2	—	—	2	320	11	331
Total commercial	43	24	12	79	45,408	431	45,839
Commercial investor real estate mortgage	1	1	—	2	4,934	2	4,936
Commercial investor real estate construction	—	—	—	—	1,621	—	1,621
Total investor real estate	1	1	—	2	6,555	2	6,557
Residential first mortgage	83	47	136	266	14,458	27	14,485
Home equity lines	30	12	32	74	5,259	41	5,300
Home equity loans	12	6	10	28	3,078	6	3,084
Indirect—vehicles	31	10	7	48	1,812	—	1,812
Indirect—other consumer	16	9	3	28	3,249	—	3,249
Consumer credit card	11	8	19	38	1,387	—	1,387
Other consumer	13	5	5	23	1,250	—	1,250
Total consumer	196	97	212	505	30,493	74	30,567
	$240	$122	$224	$586	$82,456	$507	$82,963

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
As provided in the CARES Act passed into law on March 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or December 31, 2020 were eligible for relief from TDR classification. Regions elected this provision of the CARES Act; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. The CARES Act relief and short-term nature of most COVID-19 deferrals precluded the majority of Regions' COVID-19 loan modifications from being classified as TDRs as of December 31, 2020. Further, on December 27, 2020, the Consolidated Appropriations Act was signed into law and extended the relief from TDR classification through the earlier of 60 days after the national emergency concerning the COVID-19 outbreak ends or January 1, 2022. Regions elected this provision.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	151	250	—
Commercial real estate mortgage—owner-occupied	21	16	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	173	267	—
Commercial investor real estate mortgage	11	78	—
Commercial investor real estate construction	4	5	—
Total investor real estate	15	83	—
Residential first mortgage	378	85	11
Home equity lines	—	—	—
Home equity loans	43	4	—
Consumer credit card	14	—	—
Indirect—vehicles and other consumer	66	1	—
Total consumer	501	90	11
	689	440	11

	2019
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	97	$259	$3
Commercial real estate mortgage—owner-occupied	51	29	—
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	149	290	3
Commercial investor real estate mortgage	12	26	—
Commercial investor real estate construction	12	18	2
Total investor real estate	24	44	2
Residential first mortgage	159	32	4
Home equity lines	—	—	—
Home equity loans	99	7	—
Consumer credit card	37	—	—
Indirect—vehicles and other consumer	75	1	—
Total consumer	370	40	4
	543	$374	$9
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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2020	2019	2018
	(In millions)
Carrying value, beginning of year	$345	$418	$336
Additions	108	42	111
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(89)	(62)	18
Economic amortization associated with borrower repayments (1)	(68)	(53)	(47)
Carrying value, end of year	$296	$345	$418
_________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. In the first quarter of 2020, Regions revised its MSR decay methodology from a passage of time approach to a discounted net cash flow approach. The change in methodology results in shifts between decay and hedge impacts, but does not impact the overall valuation.
In 2020, the Company purchased the rights to service residential mortgage loans on a flow basis for approximately $59 million.
In 2019, the Company purchased the rights to service approximately $409 million in residential mortgage loans for approximately $4 million. Additionally, Regions purchased the rights to service residential mortgage loans on a flow basis for approximately $13 million. The Company also sold $167 million of affordable housing residential mortgage loans and as part of the transaction kept the rights to service the loans, which resulted in the retained residential MSR of approximately $2 million.
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

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2020	2019
	(Dollars in millions)
Unpaid principal balance	$34,454	$34,467
Weighted-average CPR (%)	15.6%	12.0%
Estimated impact on fair value of a 10% increase	$(23)	$(19)
Estimated impact on fair value of a 20% increase	$(42)	$(35)
Option-adjusted spread (basis points)	560	618
Estimated impact on fair value of a 10% increase	$(7)	$(8)
Estimated impact on fair value of a 20% increase	$(13)	$(16)
Weighted-average coupon interest rate	3.9%	4.2%
Weighted-average remaining maturity (months)	287	278
Weighted-average servicing fee (basis points)	27.5	27.3
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

	2020	2019	2018
	(In millions)
Servicing related fees and other ancillary income	$95	$102	$95
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
As of December 31, 2020 and 2019, the DUS servicing portfolio was approximately $4.5 billion and $3.9 billion, respectively. The related commercial MSRs were approximately $74 million and $59 million at December 31, 2020 and 2019, respectively. The estimated fair value of the commercial MSRs was approximately $81 million and $64 million at December 31, 2020 and December 31, 2019, respectively.
NOTE 8. OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, marketable equity securities and operating lease assets. See Note 14 for information related to operating leases.

FRB AND FHLB STOCK
The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2020	2019
	(In millions)
Federal Reserve Bank	$492	$492
Federal Home Loan Bank	15	209
MARKETABLE EQUITY SECURITIES
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets in the consolidated balance sheets. Total marketable equity securities were $388 million and $450 million at December 31, 2020 and 2019, respectively. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company were $12 million at December 31, 2020.
NOTE 9. PREMISES AND EQUIPMENT
A summary of premises and equipment, net at December 31 is as follows:

	2020	2019
	(In millions)
Land	$434	$446
Premises and improvements	1,678	1,783
Furniture and equipment	1,041	1,023
Software	836	756
Leasehold improvements	413	407
Construction in progress	208	199
	4,610	4,614
Accumulated depreciation and amortization	(2,713)	(2,654)
	$1,897	$1,960

NOTE 10. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at December 31 is presented as follows:

	2020	2019
	(In millions)
Corporate Bank	$2,819	$2,474
Consumer Bank	1,978	1,978
Wealth Management	393	393
	$5,190	$4,845
The goodwill allocated to the Corporate Bank reporting unit increased due to the acquisition of Ascentium in the second quarter of 2020.
Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2020, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the quantitative goodwill impairment tests were deemed unnecessary.

OTHER INTANGIBLES
The following table presents other intangibles and related accumulated amortization as of December 31:

	2020	2019	2020	2019	2020	2019
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$991	$980	$20	$31
Purchased credit card relationship assets	175	175	149	140	26	35
Other—amortizing (1)	82	36	24	15	58	21
DUS license (2)					15	15
Other—non-amortizing (3)					3	3
	$1,268	$1,222	$1,164	$1,135	$122	$105
_________
(1)Includes intangible assets primarily related to acquired trust services, trade names, intellectual property, customer relationships, and employee agreements.
(2)The DUS license is a non-amortizing intangible asset.
(3)Includes non-amortizing intangible assets related to other acquired trust services.
Core deposit intangibles, purchased credit card relationships and other customer relationship intangibles are being amortized in other non-interest expense on an accelerated basis over their expected useful lives. Other remaining intangibles are amortized in other non-interest expense on a straight line basis over their expected useful lives.
Regions purchased a DUS license in 2014. The intangible asset associated with the DUS license is a non-amortizing intangible asset. Refer to Note 7 for additional information related to this license.
The aggregate amount of amortization expense for core deposit intangibles, purchased credit card relationship assets, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2021	$27
2022	22
2023	18
2024	12
2025	8
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any other identifiable intangible assets occurred during 2020, 2019 or 2018.

NOTE 11. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2020	2019
	(In millions)
Savings	$11,635	$8,640
Interest-bearing transaction	24,484	20,046
Money market—domestic	29,719	25,326
Time deposits	5,341	7,442
Interest-bearing customer deposits	71,179	61,454
Corporate treasury time deposits	11	108
Corporate treasury other deposits	—	1,800
Total interest-bearing deposits	$71,190	$63,362

The aggregate amount of time deposits of $250,000 or more, including certificates of deposit of $250,000 or more, was $696 million at December 31, 2020 and $1.7 billion at December 31, 2019.
At December 31, 2020, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2020
(In millions)
2021	$3,721
2022	843
2023	446
2024	149
2025	102
Thereafter	91
$5,352

NOTE 12. BORROWINGS
SHORT-TERM BORROWINGS
Short-term borrowings consist of FHLB advances and were zero at December 31, 2020 and $2.1 billion at December 31, 2019. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.

LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2020	2019
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$360	$358
2.75% senior notes due August 2022	—	997
3.80% senior notes due August 2023	997	996
2.25% senior notes due April 2025	744	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	155	156
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	64	45
	2,718	2,950
Regions Bank:
FHLB advances	—	2,501
2.75% senior notes due April 2021	190	549
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	66	350
3.374% senior notes converting to 3 month LIBOR plus 0.50%, callable August 2020, due August 2021	—	499
3 month LIBOR plus 0.50% of floating rate senior notes, callable August 2020, due August 2021	—	499
6.45% subordinated notes due June 2037	496	495
Ascentium note securitizations	97	—
Other long-term debt	2	32
Valuation adjustments on hedged long-term debt	—	4
	851	4,929
Total consolidated	$3,569	$7,879
As of December 31, 2020, Regions had three issuances and Regions Bank had one issuance of subordinated notes totaling $553 million and $496 million, respectively, with stated interest rates ranging from 6.45% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
In the second quarter of 2020, Regions issued $750 million of 2.25% senior notes due 2025. Also in the second quarter, Regions executed a partial tender of the two senior bank notes due April 2021. In the third quarter, Regions redeemed the two senior bank notes due August 2021 in their entirety. In the fourth quarter, Regions redeemed the 2.75% senior notes due August 2022 in their entirety. In conjunction with the partial tenders, redemptions, and early terminations of FHLB advances Regions incurred related early extinguishment pre-tax charges totaling $22 million.
As a part of Regions' acquisition of Ascentium on April 1, 2020, the Company assumed note securitizations with a remaining balance of $97 million as of December 31, 2020. The Ascentium note securitizations have two classes and have a weighted-average interest rate of 2.12% as of December 31, 2020, with remaining maturities ranging from 3 years to 5 years and a weighted-average of 4.1 years.
On January 12, 2021, Regions sent notices of redemption, which resulted in the redemption on January 22, 2021, of its 3.20% senior notes due February 2021 pursuant to their terms, at an aggregate redemption price equal to the sum of 100% of the principal amount of the notes being redeemed and any accrued and unpaid interest to, but excluding, the redemption date.
On February 19, 2021, Regions Bank sent notices of redemption, which will result in the redemption on March 1, 2021 of its 2.75% senior bank notes due April 1, 2021 and of its senior floating rate bank notes due April 1, 2021 pursuant to their terms, at an aggregate redemption price equal to the sum of 100% of the principal amount of the notes being redeemed and any accrued and unpaid interest to, but excluding, the redemption date.
FHLB advances at December 31, 2019 and 2018 had a weighted-average interest rate of 1.9 percent, and 2.6 percent, respectively. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2020 and 2019. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 8 for the amount of FHLB stock held at December 31, 2020 and 2019. Regions’ total borrowing capacity with the FHLB (including outstanding advances) as of December 31, 2020, based on assets available for collateral at that date, was approximately $16.2 billion.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 2.7 percent, 3.4 percent, and 3.2 percent for the years ended December 31, 2020, 2019 and 2018, respectively. Further discussion of derivative instruments is included in Note 21.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2021	$360	$256
2022	—	—
2023	1,061	—
2024	100	40
2025	899	57
Thereafter	298	498
	$2,718	$851
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

NOTE 13. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and selected off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions.
Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2020 and 2019, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2020 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL in regulatory capital requirements. The rule allows an add-back to the regulatory capital for the impacts of CECL for a two-year period. At the end of the two years, the impact is then phased-in over the following three years. The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At December 31, 2020, the impact of the addback on CET1 was approximately $582 million, or approximately 54 basis points.
The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2020 (1)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Basel III Regulatory Capital Rules	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$10,525	9.84%	4.50%	N/A
Regions Bank	12,972	12.17	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,181	11.39%	6.00%	6.00%
Regions Bank	12,972	12.17	6.00	8.00
Total capital:
Regions Financial Corporation	$14,498	13.56%	8.00%	10.00%
Regions Bank	14,803	13.89	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,181	8.71%	4.00%	N/A
Regions Bank	12,972	9.30	4.00	5.00%

	December 31, 2019		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
Basel III Regulatory Capital Rules	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$10,228	9.68%	4.50%	N/A
Regions Bank	12,212	11.58	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$11,537	10.91%	6.00%	6.00%
Regions Bank	12,212	11.58	6.00	8.00
Total capital:
Regions Financial Corporation	$13,406	12.68%	8.00%	10.00%
Regions Bank	13,621	12.92	8.00	10.00
Leverage capital:
Regions Financial Corporation	$11,537	9.65%	4.00%	N/A
Regions Bank	12,212	10.24	4.00	5.00%
 _________
(1)The 2020 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

During the third quarter of 2020, the Federal Reserve finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The 3.0 percent requirement represented the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends. The Federal Reserve may decide at any point through March 31, 2021 to update Regions' and other firms' SCB requirement based on the results of its supervisory stress test associated with the capital plan resubmission disclosed in December 2020.
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
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2020, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 14. LEASES
LESSEE
As of December 31, 2020, assets and liabilities recorded under operating leases for properties were $475 million and $545 million, respectively, and $443 million and $514 million, respectively, as of December 31, 2019. The difference between the asset and liability balance is largely driven by increases in rent over the lease term and any strategic decisions to exit a lease location early, resulting in derecognition of the asset. The asset is recorded within other assets, and the lease liability is recorded within other liabilities on the consolidated balance sheets. Lease expense, which is operating lease costs recorded within net occupancy expense in the consolidated statements of income, was $85 and $81 million for the years ended December 31, 2020 and 2019, respectively.
Other information related to operating leases at December 31 is as follows:

	2020	2019
Weighted-average remaining lease term (years)	9.6 years	9.3 years
Weighted-average discount rate (%)	2.7%	3.2%
Future, undiscounted minimum lease payments on operating leases are as follows:

December 31, 2020
(In millions)
2021	$99
2022	92
2023	84
2024	70
2025	58
Thereafter	248
Total lease payments	651
Less: Imputed interest	106
Total present value of lease liabilities	$545

LESSOR
The following tables present a summary of Regions' sales-type, direct financing, operating, and leveraged leases for the years ended December 31:

	Net Interest Income
	2020	2019
	(In millions)
Sales-Type and Direct Financing	$59	$33
Operating	8	11
Leveraged(1)	14	14
	$81	$58
_________
(1)Leveraged lease income is shown pre-tax with related tax expense of $8 million for December 31, 2020 and $9 million for December 31, 2019. Leveraged lease termination gains excluded from amounts presented above were immaterial at both December 31, 2020 and 2019.

	As of December 31, 2020
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Lease receivable	$1,293	$60	$174	$1,527
Unearned income	(232)	(15)	(96)	(343)
Guaranteed residual	36	—	—	36
Unguaranteed residual	183	155	144	482
Total net investment	$1,280	$200	$222	$1,702

	As of December 31, 2019
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Lease receivable	$1,068	$113	$182	$1,363
Unearned income	(215)	(29)	(113)	(357)
Guaranteed residual	32	—	—	32
Unguaranteed residual	152	213	147	512
Total net investment	$1,037	$297	$216	$1,550
The following table presents the minimum future payments due from customers for sales-type, direct financing, and operating leases:

	December 31, 2020
	Sales-Type and Direct Financing	Operating	Total
	(In millions)
2021	$297	$24	$321
2022	236	14	250
2023	178	7	185
2024	118	6	124
2025	76	3	79
Thereafter	388	6	394
	$1,293	$60	$1,353

NOTE 15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

									2020	2019
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A	11/1/2012	12/15/2017	6.375%		$500	$1,000	$25	1/40th	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(2)	500	1,000	25	1/40th	433	433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	346	—
					$1,850				$1,656	$1,310
_________
(1)Dividends on all series of preferred stock, if declared, accrue and are payable quarterly in arrears.
(2)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month LIBOR plus 3.536%.
(3)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to August 15, 2029, 5.700%, and (ii) for each period beginning on or after August 15, 2029, three-month LIBOR plus 3.148%.
(4)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2025, 5.750%, and (ii) for each period beginning on or after September 15, 2025, the five-year treasury rate as of the most recent reset dividend determination date plus 5.426%.

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
The Board of Directors declared a total of $64 million in cash dividends on both Series A and Series B Preferred Stock during both 2020 and 2019. In 2020 and 2019, the Board of Directors declared $28 million and $15 million in cash dividends on Series C Preferred stock, respectively. The initial quarterly dividend for the Series D Preferred Stock was declared in the third quarter of 2020. In 2020, the Board of Directors declared a total of $11 million in cash dividends on Series D preferred stock. In total the Board of Directors declared $103 million and $79 million in cash dividends on preferred stock in 2020 and 2019, respectively.
In the event Series A, Series B, Series C, Series D preferred shares are redeemed at the liquidation amounts, $113 million, $67 million, $10 million, or $4 million in excess of the redemption amount over the carrying amount will be recognized, respectively. Approximately $100 million of Series A preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $13 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $52 million of Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to retained earnings, and approximately $15 million of related issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $10 million of Series C issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders. Approximately $4 million of Series D issuance costs that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to net income available to common shareholders.
COMMON STOCK
On June 25, 2020, the Federal Reserve indicated that the Company exceeded all minimum capital levels under the supervisory stress test. The capital plan submitted to the Federal Reserve reflected no share repurchases through year-end 2020 and Regions is in compliance with the capital plan. Prior to the supervisory stress test submission, the Board had authorized for the repurchase of $1.370 billion of the Company's common stock repurchase plan, permitting repurchases from the beginning of the third quarter of 2019 through the second quarter of 2020.
During the third quarter of 2020, the Federal Reserve mandated that banks must not increase their quarterly per share common dividend and implemented an earnings-based payout restriction in connection with the supervisory stress test, requiring the third quarter 2020 dividend to not exceed the average of the prior four quarters of net income excluding preferred dividends. This mandate was subsequently extended through the first quarter of 2021.

Regions declared $0.62 per share in cash dividends for 2020, $0.59 for 2019, and $0.46 for 2018.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the years ended December 31:

	2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(120)	$30	$(90)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(29)	$7	$(22)
Reclassification adjustments for amortization on unrealized losses (2)	8	(2)	6
Ending balance	$(21)	$5	$(16)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$274	$(69)	$205
Unrealized holding gains (losses) arising during the period	792	(200)	592
Reclassification adjustments for securities (gains) losses realized in net income (3)	(4)	1	(3)
Change in AOCI from securities available for sale activity in the period	788	(199)	589
Ending balance	$1,062	$(268)	$794
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$430	$(108)	$322
Unrealized holding gains (losses) on derivatives arising during the period	1,440	(363)	1,077
Reclassification adjustments for (gains) losses realized in net income (2)	(260)	65	(195)
Change in AOCI from derivative activity in the period	1,180	(298)	882
Ending balance	$1,610	$(406)	$1,204
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(795)	$200	$(595)
Net actuarial gains (losses) arising during the period	(144)	36	(108)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	47	(11)	36
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(97)	25	(72)
Ending balance	$(892)	$225	$(667)

Total other comprehensive income	1,879	(474)	1,405
Total accumulated other comprehensive income, end of period	$1,759	$(444)	$1,315

	2019
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(1,289)	$325	$(964)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(36)	$9	$(27)
Reclassification adjustments for amortization on unrealized losses (2)	7	(2)	5
Ending balance	$(29)	$7	$(22)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(531)	$134	$(397)
Unrealized holding gains (losses) arising during the period	777	(196)	581
Reclassification adjustments for securities (gains) losses realized in net income (3)	28	(7)	21
Change in AOCI from securities available for sale activity in the period	805	(203)	602
Ending balance	$274	$(69)	$205
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(84)	$21	$(63)
Unrealized holding gains (losses) on derivatives arising during the period	490	(123)	367
Reclassification adjustments for (gains) losses realized in net income (2)	24	(6)	18
Change in AOCI from derivative activity in the period	514	(129)	385
Ending balance	$430	$(108)	$322
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(638)	$161	$(477)
Net actuarial gains (losses) arising during the period	(200)	50	(150)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	43	(11)	32
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(157)	39	(118)
Ending balance	$(795)	$200	$(595)

Total other comprehensive income	1,169	(295)	874
Total accumulated other comprehensive income (loss), end of period	$(120)	$30	$(90)

	2018
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(1,002)	$253	$(749)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(45)	12	$(33)
Reclassification adjustments for amortization on unrealized losses (2)	9	(3)	6
Ending balance	$(36)	9	$(27)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(204)	$51	$(153)
Unrealized holding gains (losses) arising during the period	(327)	83	(244)
Ending balance	$(531)	$134	$(397)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(68)	$17	$(51)
Unrealized holding gains (losses) on derivatives arising during the period	(4)	1	(3)
Reclassification adjustments for (gains) losses realized in net income (2)	(12)	3	(9)
Change in AOCI from derivative activity in the period	(16)	4	(12)
Ending balance	$(84)	$21	$(63)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(685)	$173	$(512)
Net actuarial gains (losses) arising during the period	11	(4)	7
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	36	(8)	28
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	47	(12)	35
Ending balance	$(638)	$161	$(477)

Total other comprehensive income	(287)	72	(215)
Total accumulated other comprehensive income (loss), end of period	$(1,289)	$325	$(964)
____
(1)The tax impact of each component of AOCI is calculated using an effective tax rate of approximately 25%.
(2)Reclassification amount is recognized in net interest income in the consolidated statements of income.
(3)Reclassification amount is recognized in securities gains (losses), net in the consolidated statements of income.
(4)Reclassification amount is recognized in other non-interest expense in the consolidated statements of income. Additionally, these accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 18 for additional details).

NOTE 16. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2020	2019	2018
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,094	$1,582	$1,568
Preferred stock dividends	(103)	(79)	(64)
Income from continuing operations available to common shareholders	991	1,503	1,504
Income from discontinued operations, net of tax	—	—	191
Net income available to common shareholders	$991	$1,503	$1,695
Denominator:
Weighted-average common shares outstanding—basic	959	995	1,092
Potential common shares	3	4	10
Weighted-average common shares outstanding—diluted	962	999	1,102
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$1.03	$1.51	$1.38
Diluted	1.03	1.50	1.36
Earnings per common share from discontinued operations(1):
Basic	$0.00	$0.00	$0.18
Diluted	0.00	0.00	0.17
Earnings per common share(1):
Basic	$1.03	$1.51	$1.55
Diluted	1.03	1.50	1.54
________
(1) Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 7 million, 7 million and 6 million in stock options, restricted stock units and awards and performance stock units for the years ended December 31, 2020, 2019 and 2018, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 17. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards, performance awards and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the CHR Committee of the Board; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within 3 years from the date of the grant. The contractual lives of options granted under these plans are typically ten years from the date of the grant.
On April 23, 2015, the shareholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the CHR Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 33 million at December 31, 2020.
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
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2020	2019	2018
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$53	$51	$50
Tax benefits related to share-based compensation cost	(13)	(13)	(13)
Compensation cost of share-based compensation awards, net of tax	$40	$38	$37
STOCK OPTIONS
The following table summarizes the activity for 2020, 2019 and 2018 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2017	9,407,898	$16.58	$35	1.05 years
Granted	—	—
Exercised	(1,619,206)	7.08
Forfeited or expired	(6,063,969)	21.88
Outstanding at December 31, 2018	1,724,723	$6.86	$11	1.74 years
Granted	—	—
Exercised	(756,954)	6.93
Forfeited or expired	—	—
Outstanding at December 31, 2019	967,769	$6.80	$10	0.83 years
Granted	—	—
Exercised	(911,181)	6.80
Forfeited or expired	(29,917)	7.00
Outstanding at December 31, 2020	26,671	$6.54	$—	0.41 years
Exercisable at December 31, 2020	26,671	$6.54	$—	0.41 years
The aggregate intrinsic value of exercised options was $8 million for 2020, $8 million for 2019, and $10 million for 2018. Cash received from options exercised was $5 million, $5 million, and $11 million in 2020, 2019, and 2018, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $1 million for 2020, $2 million for 2019, and $4 million for 2018.
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2020, 2019 and 2018, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2020, 2019 and 2018 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	15,263,034	$10.12
Granted	3,051,090	18.17
Vested	(6,038,566)	9.64
Forfeited	(747,021)	13.00
Non-vested at December 31, 2018	11,528,537	$12.32
Granted	3,971,303	14.70
Vested	(6,068,969)	8.47
Forfeited	(433,513)	15.25
Non-vested at December 31, 2019	8,997,358	$15.62
Granted	6,466,526	8.46
Vested	(3,314,572)	14.60
Forfeited	(467,152)	11.86
Non-vested at December 31, 2020	11,682,160	$12.14
As of December 31, 2020, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $43 million, which will be recognized over a weighted-average period of 1.50 years. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018, was $35 million, $89 million, and $112 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2020, 2019 or 2018.
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2020	2019	2020	2019	2020	2019
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,192	$1,865	$172	$145	$2,364	$2,010
Service cost	34	28	5	3	39	31
Interest cost	64	75	4	5	68	80
Actuarial (gains) losses	278	349	21	33	299	382
Benefit payments	(130)	(122)	(14)	(7)	(144)	(129)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	—	(7)	—	(7)
Projected benefit obligation, end of year	$2,435	$2,192	$188	$172	$2,623	$2,364
Change in plan assets
Fair value of plan assets, beginning of year	$2,299	$2,105	$—	$—	$2,299	$2,105
Actual return on plan assets	303	319	—	—	303	319
Company contributions	—	—	14	14	14	14
Benefit payments	(130)	(122)	(14)	(7)	(144)	(129)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	—	(7)	—	(7)
Fair value of plan assets, end of year	$2,469	$2,299	$—	$—	$2,469	$2,299
Funded status and accrued benefit (cost) at measurement date	$34	$107	$(188)	$(172)	$(154)	$(65)
Amount recognized in the Consolidated Balance Sheets:
Other assets	$34	$107	$—	$—	$34	$107
Other liabilities	—	—	(188)	(172)	(188)	(172)
	$34	$107	$(188)	$(172)	$(154)	$(65)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$819	$736	$80	$66	$899	$802

The accumulated benefit obligation for the qualified plans was $2.3 billion and $2.1 billion as of December 31, 2020 and 2019, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of both December 31, 2020 and 2019. The accumulated benefit obligation for the non-qualified plans was $188 million and $171 million as of December 31, 2020 and 2019, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2020 and 2019, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.

Net periodic pension cost (benefit) included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(In millions)
Service cost	$34	$28	$35	$5	$3	$3	$39	$31	$38
Interest cost	64	75	70	4	5	5	68	80	75
Expected return on plan assets	(148)	(137)	(153)	—	—	—	(148)	(137)	(153)
Amortization of actuarial loss	39	36	31	8	5	5	47	41	36
Settlement charge	—	—	—	—	2	—	—	2	—
Net periodic pension (benefit) cost	$(11)	$2	$(17)	$17	$15	$13	$6	$17	$(4)
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The settlement charges relate to the settlement of liabilities under the SERP for certain plan participants.
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2020	2019	2020	2019
Discount rate	2.48%	3.35%	2.07%	3.05%
Rate of annual compensation increase	4.00%	4.00%	3.00%	3.00%
The weighted-average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.37%	4.39%	3.70%	3.00%	4.18%	3.49%
Expected long-term rate of return on plan assets	6.65%	6.84%	6.84%	N/A	N/A	N/A
Rate of annual compensation increase	4.00%	3.75%	3.75%	3.00%	3.75%	3.75%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated return of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2021, the expected long-term rate of return on plan assets is 5.87 percent.
The qualified plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to fixed income securities. The combined target asset allocation is 50 percent equities, 38 percent fixed income securities and 12 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified plans have a portion of their investments in Regions' common stock. At December 31, 2020, the plans held 2,855,618 shares, which represents a total market value of approximately $46 million, or approximately 2 percent of the plans' assets.

The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2020				2019
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$50	$—	$—	$50	$25	$—	$—	$25
Fixed income securities:
U.S. Treasury securities	$299	$—	$—	$299	$481	$—	$—	$481
Federal agency securities	—	18	—	18	—	26	—	26
Corporate bonds	—	490	—	490	—	111	—	111
Total fixed income securities	$299	$508	$—	$807	$481	$137	$—	$618
Equity securities:
Domestic	$130	$—	$—	$130	$346	$—	$—	$346
International	164	—	—	164	176	—	—	176
Total equity securities	$294	$—	$—	$294	$522	$—	$—	$522
International mutual funds	$179	$—	$—	$179	$181	$—	$—	$181
Total assets in the fair value hierarchy	$822	$508	$—	$1,330	$1,209	$137	$—	$1,346
Collective trust funds:
Fixed income fund(1)				$408				$440
Common stock fund(1)				217				178
International fund(1)				46				47
Total collective trust funds				$671				$665
Real estate funds measured at NAV(1)				$188				$187
Private equity funds measured at NAV(1)				$280				$101
				$2,469				$2,299
__________
(1)In accordance with accounting guidance, investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not required to be classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of amounts reported in the fair value hierarchy to amounts reported on the balance sheet.
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
Investments held in the plans consist of cash and cash equivalents, fixed income securities, equity securities, collective trust funds, hedge funds, real estate funds, private equity and other assets and are recorded at fair value on a recurring basis. See Note 1 for a description of valuation methodologies related to U.S. Treasuries, federal agency securities, and equity securities. The methodology described in Note 1 for other debt securities is applicable to corporate bonds.
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

Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Expected Employer Contributions:
2021	$—	$33
Expected Benefit Payments:
2021	$138	$33
2022	138	31
2023	136	15
2024	138	11
2025	137	12
Next five years	673	57
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. Regions provides an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they are contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $19 million for 2020, $17 million for 2019 and $18 million for 2018. For 2020 and 2019, eligible employees who were already contributing to the 401(k) plan received up to a 5 percent Company match plus the automatic 2 percent cash contribution. In 2018, eligible employees who were already contributing to the 401(k) plan received up to a 4 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $62 million in 2020, $58 million in 2019, and $48 million in 2018. Regions’ 401(k) plan held 20 million shares and 21 million shares of Regions' common stock at December 31, 2020 and 2019, respectively. The 401(k) plan received approximately $12 million, $13 million and $10 million in dividends on Regions' common stock for the years ended December 31, 2020, 2019 and 2018, respectively.
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
NOTE 19. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2020	2019	2018
	(In millions)
Bank-owned life insurance	95	78	65
Investment services fee income	$84	$79	$71
Commercial credit fee income	77	73	71
Valuation gain on equity investment(1)	50	—	—
Market value adjustments on employee benefit assets - defined benefit	—	5	(6)
Market value adjustments on employee benefit assets- other	12	11	(5)
Other miscellaneous income	151	130	100
	$469	$376	$296
______
(1)In the third quarter of 2020, the equity investee executed an initial public offering. The Company was subject to a conventional post-issuance 180 day lock-up period, which prevented the sale of its position until January 2021. The Company sold its position in January 2021 and recognized an immaterial gain.

The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2020	2019	2018
	(In millions)
Outside services	$170	$189	$187
Marketing	94	97	92
Professional, legal and regulatory expenses	89	95	119
Credit/checkcard expenses	50	68	57
FDIC insurance assessments	48	48	85
Branch consolidation, property and equipment charges	31	25	11
Visa class B shares expense	24	14	10
Loss on early extinguishment of debt	22	16	—
Provision (credit) for unfunded credit losses(1)	—	(6)	(2)
Other miscellaneous expenses	354	381	404
	$882	$927	$963
______
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses presented within net interest income after provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

NOTE 20. INCOME TAXES
The components of income tax expense from continuing operations for the years ended December 31 were as follows:

	2020	2019	2018
	(In millions)
Current income tax expense:
Federal	$312	$279	$175
State	66	62	29
Total current expense	$378	$341	$204
Deferred income tax expense (benefit):
Federal	$(142)	$29	$130
State	(16)	33	53
Total deferred expense (benefit)	$(158)	$62	$183
Total income tax expense	$220	$403	$387
__________
Note: The table above does not include total income tax expense from discontinued operations of zero, zero, and $80 million in 2020, 2019 and 2018, respectively. The deferred income tax expense reflected in discontinued operations was zero, zero and $43 million in 2020, 2019 and 2018, respectively.
On December 22, 2017, Tax Reform was enacted. Effective January 1, 2018, Tax Reform reduced the maximum corporate statutory federal income tax rate from 35 percent to 21 percent. During 2018, the Company made the determination to and completed administrative filings with the Internal Revenue Service that allowed it to accelerate various deductions into the prior year. As a result, the Company recognized during the 2018 measurement period approximately $37 million in tax benefits due to Tax Reform. The measurement period ended in December 2018.
Income tax expense does not reflect the tax effects of unrealized losses on securities transferred to held to maturity, unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit pension plans and other postretirement benefits. Refer to Note 15 for additional information on shareholders' equity and accumulated other comprehensive income (loss).
The Company accounts for investment tax credits using the deferral method. Investment tax credits generated totaled $94 million, $59 million and $90 million for 2020, 2019 and 2018, respectively.

Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent for the years ended December 31, 2020, 2019, and 2018, as shown in the following table:

	2020	2019	2018
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$276	$417	$410
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	39	75	65
Tax-exempt interest	(34)	(39)	(37)
Affordable housing investment amortization, net of tax benefits (excluding Tax Reform)	(31)	(34)	(37)
Other impacts of Tax Reform	—	—	(37)
Non-deductible expenses	22	19	28
Bank-owned life insurance	(22)	(19)	(16)
Impact of change in unrecognized tax benefits	(20)	20	—
Lease financing	5	5	11
Other, net	(15)	(41)	—
Income tax expense	$220	$403	$387
Effective tax rate	16.8%	20.3%	19.8%
__________
Note: Income tax expense includes amortization of affordable housing investments of $133 million, $131 million, and $137 million for 2020, 2019 and 2018, respectively.
Significant components of the Company’s net deferred tax liability at December 31 are listed below:

	2020	2019
	(In millions)
Deferred tax assets:
Allowance for credit losses(1)	$573	$231
Right of use liability	137	124
Federal and State net operating losses, net of federal tax effect	58	50
Unrealized losses included in shareholder's equity	—	30
Accrued expenses	35	30
Federal tax credit carryforwards	—	12
Other	13	16
Total deferred tax assets	816	493
Less: valuation allowance	(31)	(32)
Total deferred tax assets less valuation allowance	785	461
Deferred tax liabilities:
Unrealized gains included in shareholder's equity	444	—
Lease financing	413	354
Right of use asset	128	115
Goodwill and intangibles	106	92
Employee benefits and deferred compensation	54	90
Fixed assets	54	42
Mortgage servicing rights	45	61
Other	46	35
Total deferred tax liabilities	1,290	789
Net deferred tax liability	$(505)	$(328)
_______
(1)Regions adopted CECL on January 1, 2020 and the impact resulted in an increase of $126 million in deferred tax assets. Prior to adoption, the deferred tax assets impact is for the allowance for loan losses.

The following table provides details of the Company’s tax carryforwards at December 31, 2020, including the expiration dates, any related valuation allowance and the amount of pre-tax earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance (2)	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
	(In millions)
Net operating losses-federal	2037	$18	$—	$18	$87
Net operating losses-federal	None	7	—	7	N/A
Net operating losses-states	2021-2025	14	14	—	—
Net operating losses-states	2026-2032	13	12	1	8
Net operating losses-states	2033-2040	4	3	1	23
Net operating losses-states	None	2	2	—	N/A
		58	31	27
________
(1)N/A indicates that net operating losses with no expiration are not measured on a pre-tax basis.
(2) Federal and state deferred tax assets of $25 million and $2 million, respectively, related to net operating losses were acquired as part of the Company’s April 2020 equipment finance acquisition. While the federal net operating losses are subject to certain annual utilization limits, the Company has determined that a valuation allowance is not necessary based on projected annual limitation and the length of the net operating loss carryover period.
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2020, positive evidence supporting the realization of the deferred tax assets includes a history of positive earnings with no history of significant tax carryforwards expiring unused. In addition, the reversal of taxable temporary differences, excluding goodwill and the inclusion of the accretion of taxable temporary differences related to leveraged leases acquired in a previous business combination, will offset approximately $1.2 billion of the gross deferred tax assets, which is significantly larger than the $785 million deferred tax asset balance net of valuation allowance at December 31, 2020.
The Company believes that a portion of the state net operating loss carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $31 million against such benefits at December 31, 2020 compared to $32 million at December 31, 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
	(In millions)
Balance at beginning of year	$37	$13	$27
Additions based on tax positions taken in a prior period	2	25	—
Additions based on tax positions taken in the current period	—	—	11
Reductions based on tax positions taken in a prior period	(25)	—	(13)
Settlements	(1)	—	(11)
Expiration of statute of limitations	(1)	(1)	(1)
Balance at end of year	$12	$37	$13
The Company files U.S. federal, state, and local income tax returns. The Company is in the IRS’s Compliance Assurance Process program. Pursuant to this program, examinations for tax years through 2018 have been completed. Also, with few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2016. The completion of tax examinations was the primary reason for the reduction in unrecognized tax benefits in 2020. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $4 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.

As of December 31, 2020, 2019 and 2018, the balances of the Company’s UTBs that would reduce the effective tax rates, if recognized, were $9 million, $34 million and $10 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
Income tax expense for 2020, 2019 and 2018, includes an immaterial expense (benefit) for interest expense, interest income and penalties before the impact of any applicable federal and state deductions. As of December 31, 2020 and 2019, the Company had an immaterial liability for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.
NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31:

	2020			2019
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$2,100	$77	$—	$2,900	$67	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps	16,000	1,181	—	17,250	338	83
Interest rate floors (2)	5,750	430	—	6,750	208	—
Total derivatives in cash flow hedging relationships	21,750	1,611	—	24,000	546	83
Total derivatives designated as hedging instruments	$23,850	$1,688	—	$26,900	$613	$83
Derivatives not designated as hedging instruments:
Interest rate swaps	$76,764	$1,492	$1,464	$68,075	$659	$656
Interest rate options	13,806	90	28	11,347	27	9
Interest rate futures and forward commitments	4,270	11	26	27,324	10	11
Other contracts	9,924	68	80	10,276	48	58
Total derivatives not designated as hedging instruments	$104,764	$1,661	$1,598	$117,022	$744	$734
Total derivatives	$128,614	$3,349	$1,598	$143,922	$1,357	$817

Total gross derivative instruments, before netting		$3,349	$1,598		$1,357	$817
Less: Netting adjustments (3)		2,428	1,545		1,022	770
Total gross derivative instruments, after netting (4)		$921	$53		$335	$47
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
(2)Estimated fair value includes premium of approximately $83 million as of December 31, 2020 and $108 million as of December 31, 2019 to be amortized over the remaining life. Approximately $15 million of the decrease since December 31, 2019 related to hedges that were terminated during the third quarter of 2020 and were not amortized into earnings as of the date of termination.
(3)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral.
(4)The gain amounts, which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of December 31, 2020 and December 31, 2019, financial instruments posted of $24 million, for both periods, were not offset in the consolidated balance sheets.
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
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps and interest rate floors. As of December 31, 2020, Regions is hedging its exposure to the variability in future cash flows for forecasted transactions through 2026 and a small portion of these hedges are forward starting.
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Twelve Months Ended December 31
	2020	2019
	(In millions)
Unrealized gains on terminated hedges included in AOCI- January 1	$78	$68
Unrealized gains on terminated hedges arising during the period	55	23
Reclassification adjustments for amortization of unrealized (gains) into net income	(12)	(13)
Unrealized gains on terminated hedges included in AOCI-December 31	$121	$78
Regions expects to reclassify into earnings approximately $415 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $26 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected for the years ended December 31:

	2020
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$582	$3,610	$178

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$37
Recognized on derivatives	—	—	52
Recognized on hedged items	—	—	(51)
Net income recognized on fair value hedges	$—	$—	$38

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$260	$—
Income (expense) recognized on cash flow hedges (2)	$—	$260	$—

	2019
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$643	$3,866	$351

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(14)
Recognized on derivatives	(2)	—	92
Recognized on hedged items	2	—	(92)
Net income recognized on fair value hedges	$—	$—	$(14)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(24)	$—
Income (expense) recognized on cash flow hedges(2)	$—	$(24)	$—

	2018
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$625	$3,613	$322

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$(1)	$—	$(15)
Recognized on derivatives	4	—	1
Recognized on hedged items	(4)	—	(1)
Net income recognized on fair value hedges	$(1)	$—	$(15)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$12	$—
Income (expense) recognized on cash flow hedges(2)	$—	$12	$—
____
(1)See Note 15 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31:

	2020		2019
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Long-term borrowings	(2,171)	(64)	(2,954)	(49)

During 2020 and 2019, the Company had terminated fair value hedges related to debt securities available for sale with carrying values of $301 million and $337 million, respectively. The remaining basis adjustments related to these terminated hedges were $1 million and $3 million, respectively.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2020 and 2019, Regions had $924 million and $366 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At December 31, 2020 and 2019, Regions had $1.9 billion and $662 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair market value with any changes to fair value being recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of December 31, 2020 and 2019, the total notional amount related to these contracts was $4.1 billion and $4.8 billion respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2020	2019	2018
	(In millions)
Capital markets income:
Interest rate swaps	$21	$13	$19
Interest rate options	36	23	28
Interest rate futures and forward commitments	14	10	3
Other contracts	1	(1)	5
Total capital markets income	72	45	55
Mortgage income:
Interest rate swaps	83	68	(12)
Interest rate options	30	(1)	—
Interest rate futures and forward commitments	(2)	5	(8)
Total mortgage income	111	72	(20)
	$183	$117	$35

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

Regions’ maximum potential amount of future payments under these contracts as of December 31, 2020 was approximately $552 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2020 and 2019 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2020 and 2019, were $74 million and $64 million, respectively, for which Regions had posted collateral of $74 million and $67 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of December 31:

	2020				2019
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$183	$—	$—	$183	$182	$—	$—	$182
Federal agency securities	—	105	—	105	—	43	—	43
Mortgage-backed securities (MBS):
Residential agency	—	19,076	—	19,076	—	15,516	—	15,516
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	5,999	—	5,999	—	4,766	—	4,766
Commercial non-agency	—	586	—	586	—	647	—	647
Corporate and other debt securities	—	1,200	4	1,204	—	1,450	1	1,451
Total debt securities available for sale	$183	$26,966	$5	$27,154	$182	$22,422	$2	$22,606
Loans held for sale	$—	$1,446	$—	$1,446	$—	$436	$3	$439
Marketable equity securities	$388	$—	$—	$388	$450	$—	$—	$450
Residential mortgage servicing rights	$—	$—	$296	$296	$—	$—	$345	$345
Derivative assets (2):
Interest rate swaps	$—	$2,750	$—	$2,750	$—	$1,064	$—	$1,064
Interest rate options	—	477	43	520	—	227	8	235
Interest rate futures and forward commitments	—	11	—	11	—	4	6	10
Other contracts	2	65	1	68	—	47	1	48
Total derivative assets	$2	$3,303	$44	$3,349	$—	$1,342	$15	$1,357
Equity investments	$—	$74	$—	$74	$—	$—	$—	$—
Derivative liabilities (2):
Interest rate swaps	$—	$1,464	$—	$1,464	$—	$739	$—	$739
Interest rate options	—	28	—	28	—	9	—	9
Interest rate futures and forward commitments	—	26	—	26	—	11	—	11
Other contracts	2	72	6	80	—	53	5	58
Total derivative liabilities	$2	$1,590	$6	$1,598	$—	$812	$5	$817
Non-recurring fair value measurements
Loans held for sale	$—	$—	$4	$4	$—	$—	$14	$14
Equity investments without a readily determinable fair value	—	—	12	12	—	—	32	32
Foreclosed property and other real estate	—	—	5	5	—	—	42	42
_________
(1)All following disclosures related to Level 3 recurring and non-recurring assets do not include those deemed to be immaterial.
(2)As permitted under U.S. GAAP, variation margin collateral payments made or received for derivatives that are centrally cleared are legally characterized as settled. As such, these derivative assets and derivative liabilities and the related variation margin collateral are presented on a net basis on the balance sheet.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.
The following tables illustrate rollforwards for residential mortgage servicing rights, which are the only material assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019 and 2018, respectively.

	Residential mortgage servicing rights
	For the Years Ended December 31
	2020	2019	2018
	(In millions)
Carrying value, beginning of period	$345	$418	$336
Total realized/unrealized gains (losses) included in earnings (1)	(157)	(115)	(29)
Purchases	108	42	111
Carrying value, end of period	$296	$345	$418
_______
(1) Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.

The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2020	2019
	(In millions)
Loans held for sale	$(8)	$(12)
Equity investments without a readily determinable fair value	2	1
Foreclosed property and other real estate	(10)	(30)
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2020, 2019 and 2018. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2020, 2019 and 2018 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2020
	Level 3 Estimated Fair Value at December 31, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$296	Discounted cash flow	Weighted-average CPR (%)	8.1% - 31.2% (15.6%)
			OAS (%)	4.8% - 9.5% (5.6%)

	December 31, 2019
	Level 3 Estimated Fair Value at December 31, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$345	Discounted cash flow	Weighted-average CPR (%)	7.4% - 26.1% (12.0%)
			OAS (%)	5.2% - 10.2% (6.2%)

	December 31, 2018
	Level 3 Estimated Fair Value at December 31, 2018	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$418	Discounted cash flow	Weighted-average CPR (%)	4.4% -42.6% (9.0%)
			OAS (%)	5.7% - 15.0% (7.6%)
_________
(1)See Note 7 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.
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
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential mortgage loans and certain commercial loans originated with the intent to sell. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.
The Company also elected to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at December 31, 2020.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2020			2019
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$1,439	$1,362	$77	$439	$425	$14
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

	2020	2019
	(In millions)
Net gains (losses) resulting from changes in fair value of mortgage loans held for sale	$63	$4

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2020 are as follows:

	2020
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$17,956	$17,956	$17,956	$—	$—
Debt securities held to maturity	1,122	1,215	—	1,215	—
Debt securities available for sale	27,154	27,154	183	26,966	5
Loans held for sale	1,905	1,905	—	1,901	4
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	81,597	82,773	—	—	82,773
Other earning assets(4)	1,017	1,017	388	629	—
Derivative assets	3,349	3,349	2	3,303	44
Equity investments	74	74	—	74	—
Financial liabilities:
Derivative liabilities	1,598	1,598	2	1,590	6
Deposits	122,479	122,511	—	122,511	—
Long-term borrowings	3,569	4,063	—	3,592	471
Loan commitments and letters of credit	151	151	—	—	151
_________
(1)Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred.
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value premium on the loan portfolio's net carrying amount at December 31, 2020 was $1.2 billion or 1.4 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.5 billion at December 31, 2020.
(4)Excluded from this table is the operating lease carrying amount of $200 million at December 31, 2020.
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2019 are as follows:

	2019
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,114	$4,114	$4,114	$—	$—
Debt securities held to maturity	1,332	1,372	—	1,372	—
Debt securities available for sale	22,606	22,606	182	22,422	2
Loans held for sale	637	637	—	620	17
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	80,841	80,799	—	—	80,799
Other earning assets (4)	1,221	1,221	450	771	—
Derivative assets	1,357	1,357	—	1,342	15
Financial liabilities:
Derivative liabilities	817	817	—	812	5
Deposits	97,475	97,516	—	97,516	—
Short-term borrowings	2,050	2,050	—	2,050	—
Long-term borrowings	7,879	8,275	—	7,442	833
Loan commitments and letters of credit	67	67	—	—	67

_________
(1)Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred.
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2019 was $42 million or 0.1 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.3 billion at December 31, 2019.
(4)Excluded from this table is the operating lease carrying amount of $297 million at December 31, 2019.
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
The Consumer Bank segment represents the Company’s branch network, including consumer banking products and services related to residential first mortgages, home equity lines and loans, branch small business loans, indirect loans, consumer credit cards and other consumer loans, as well as the corresponding deposit relationships. These services are also provided through the Company's digital channels and contact center.
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
Other includes the Company’s Treasury function, the securities portfolio, wholesale funding activities, interest rate risk management activities and other corporate functions that are not related to a strategic business unit. Also within Other are certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. Management accounting practices utilized by Regions as the basis of presentation for segment results include the following:
•Net interest income is presented based upon an FTP approach, for which market-based funding charges/credits are assigned within the segments. By allocating a cost or a credit to each product based on the FTP framework, management is able to more effectively measure the net interest margin contribution of its assets/liabilities by segment. The summation of the interest income/expense and FTP charges/credits for each segment is its designated net interest income and other financing income. The variance between the Company’s cumulative FTP charges and cumulative FTP credits is offset in Other.
•Provision for credit losses is allocated to each segment based on an estimated loss methodology. The difference between the consolidated provision for credit losses and the segments’ estimated loss is reflected in Other.
•Income tax expense (benefit) is calculated for the Corporate Bank, Consumer Bank and Wealth Management based on a consistent federal and state statutory rate. Discontinued Operations reflects the actual income tax expense (benefit) of its results. Any difference between the Company’s consolidated income tax expense (benefit) and the segments’ calculated amounts is reflected in Other.
•Management reporting allocations of certain expenses are made in order to analyze the financial performance of the segments. These allocations consist of operational and overhead cost pools and are intended to represent the total costs to support a segment.

The following tables present financial information for each reportable segment for the year ended December 31:

	2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,783	$2,274	$156	$(319)	$3,894	$—	$3,894
Provision (credit) for credit losses (1)	299	320	14	697	1,330	—	1,330
Non-interest income	656	1,266	343	128	2,393	—	2,393
Non-interest expense	1,026	2,046	346	225	3,643	—	3,643
Income (loss) before income taxes	1,114	1,174	139	(1,113)	1,314	—	1,314
Income tax expense (benefit)	279	294	34	(387)	220	—	220
Net income (loss)	$835	$880	$105	$(726)	$1,094	$—	$1,094
Average assets	$61,237	$34,516	$2,021	$40,321	$138,095	$—	$138,095

	2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,446	$2,336	$180	$(217)	$3,745	$—	$3,745
Provision (credit) for credit losses (1)	205	340	16	(174)	387	—	387
Non-interest income	538	1,214	330	34	2,116	—	2,116
Non-interest expense	934	2,107	343	105	3,489	—	3,489
Income (loss) before income taxes	845	1,103	151	(114)	1,985	—	1,985
Income tax expense (benefit)	211	276	37	(121)	403	—	403
Net income (loss)	$634	$827	$114	$7	$1,582	$—	$1,582
Average assets	$53,867	$35,045	$2,183	$34,015	$125,110	$—	$125,110

	2018
	Corporate Bank	Consumer Bank	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,384	$2,216	$194	$(59)	$3,735	$1	$3,736
Provision (credit) for credit losses (1)	191	317	16	(295)	229	—	229
Non-interest income	545	1,146	316	12	2,019	349	2,368
Non-interest expense	909	2,066	334	261	3,570	79	3,649
Income (loss) before income taxes	829	979	160	(13)	1,955	271	2,226
Income tax expense (benefit)	207	245	40	(105)	387	80	467
Net income (loss)	$622	$734	$120	$92	$1,568	$191	$1,759
Average assets	$51,530	$35,066	$2,287	$34,415	$123,298	$82	$123,380
_____
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2020	2019
	(In millions)
Unused commitments to extend credit	$56,644	$52,976
Standby letters of credit	1,742	1,521
Commercial letters of credit	132	59
Liabilities associated with standby letters of credit	25	22
Assets associated with standby letters of credit	25	23
Reserve for unfunded credit commitments	126	45
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of December 31, 2020, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The reasonably possible estimate includes a legal contingency that is subject to an indemnification agreement.
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
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies, and the conduct of persons with whom Regions does business. As previously disclosed, Regions is cooperating with an investigation by the CFPB into certain of Regions' overdraft practices and policies. Additional inquiries will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
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
GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 3, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. As of December 31, 2020, the carrying value and fair value of the indemnification obligation were immaterial.
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of its DUS servicing portfolio. At December 31, 2020 and 2019, the Company's DUS servicing portfolio totaled approximately $4.5 billion and $3.9 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.5 billion and $1.3 billion at December 31, 2020 and 2019, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million and $4 million at December 31, 2020 and 2019, respectively. Refer to Note 1 for additional information.
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
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated:

	Year Ended December 31, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(2)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$152	$459	$3	$2	$5	$621	$—
Card and ATM fees	43	385	—	(1)	11	438	—
Investment management and trust fee income	—	—	253	—	—	253	—
Capital markets income	126	—	—	—	149	275	—
Mortgage income	—	—	—	—	333	333	—
Investment services fee income	—	—	84	—	—	84	—
Commercial credit fee income	—	—	—	—	77	77	—
Bank-owned life insurance	—	—	—	—	95	95	—
Securities gains (losses), net	—	—	—	—	4	4	—
Market value adjustments on employee benefit assets - other	—	—	—	—	12	12	—
Valuation gain on equity investment (1)	—	—	—	—	50	50	—
Other miscellaneous income	33	49	3	2	64	151	—
	$354	$893	$343	$3	$800	$2,393	$—

	Year Ended December 31, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(2)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$154	$565	$3	$—	$7	$729	$—
Card and ATM fees	54	422	1	—	(22)	455	—
Investment management and trust fee income	—	—	243	—	—	243	—
Capital markets income	69	—	—	—	109	178	—
Mortgage income	—	—	—	—	163	163	—
Investment services fee income	—	—	79	—	—	79	—
Commercial credit fee income	—	—	—	—	73	73	—
Bank-owned life insurance	—	—	—	—	78	78	—
Securities gains (losses), net	—	—	—	—	(28)	(28)	—
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	5	5	—
Market value adjustments on employee benefit assets - other	—	—	—	—	11	11	—
Other miscellaneous income	18	58	5	(2)	51	130	—
	$295	$1,045	$331	$(2)	$447	$2,116	$—

	Year Ended December 31, 2018
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(2)	Continuing Operations	Discontinued Operations
	(In millions)
Service charges on deposit accounts	$145	$554	$3	$—	$8	$710	$—
Card and ATM fees	52	404	1	(1)	(18)	438	—
Investment management and trust fee income	—	—	235	—	—	235	—
Capital markets income	76	—	—	—	126	202	—
Mortgage income	—	—	—	—	137	137	—
Investment services fee income	—	—	71	—	—	71	—
Commercial credit fee income	—	—	—	—	71	71	—
Bank-owned life insurance	—	—	—	—	65	65	—
Securities gains (losses), net	—	—	—	—	1	1	(1)
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	(6)	(6)	—
Market value adjustments on employee benefit assets - other	—	—	—	—	(5)	(5)	—
Insurance commissions and fees	—	—	1	3	—	4	69
Gain on sale of business (2)	—	—	—	—	—	—	281
Other miscellaneous income	13	42	3	(1)	39	96	—
	$286	$1,000	$314	$1	$418	$2,019	$349
_________
(1)In the third quarter of 2020, the equity investee executed an initial public offering. The Company was subject to a conventional post-issuance 180 day lock-up period, which prevented the sale of its position until January 2021. The Company sold its position in January 2021 and recognized an immaterial gain.
(2)This revenue is not impacted by the accounting guidance adopted in 2018 and continues to be recognized when earned in accordance with the Company's prior revenue recognition policy.
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

NOTE 26. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2020	2019
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,526	$1,935
Loans to subsidiaries	20	20
Debt securities available for sale	22	21
Premises and equipment, net	38	41
Investments in subsidiaries:
Banks	18,872	16,939
Non-banks	250	207
	19,122	17,146
Other assets	313	295
Total assets	$21,041	$19,458
Liabilities and Shareholders’ Equity
Long-term borrowings	$2,718	$2,950
Other liabilities	212	213
Total liabilities	2,930	3,163
Shareholders’ equity:
Preferred stock	1,656	1,310
Common stock	10	10
Additional paid-in capital	12,731	12,685
Retained earnings	3,770	3,751
Treasury stock, at cost	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	1,315	(90)
Total shareholders’ equity	18,111	16,295
Total liabilities and shareholders’ equity	$21,041	$19,458

Statements of Income

	Year Ended December 31
	2020	2019	2018
	(In millions)
Income:
Dividends received from subsidiaries	$280	$1,675	$2,190
Interest from subsidiaries	8	4	3
Other	53	7	7
	341	1,686	2,200
Expenses:
Salaries and employee benefits	56	54	52
Interest	93	153	123
Furniture and equipment expense	4	5	4
Other	79	84	76
	232	296	255
Income before income taxes and equity in undistributed earnings of subsidiaries	109	1,390	1,945
Income tax benefit	(36)	(68)	(64)
Income from continuing operations	145	1,458	2,009
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	271
Income tax expense	—	—	80
Income (loss) from discontinued operations, net of tax	—	—	191
Income before equity in undistributed earnings of subsidiaries and preferred dividends	145	1,458	2,200
Equity in undistributed earnings of subsidiaries:
Banks	905	110	(454)
Non-banks	44	14	13
	949	124	(441)
Net income	1,094	1,582	1,759
Preferred stock dividends	(103)	(79)	(64)
Net income available to common shareholders	$991	$1,503	$1,695

Statements of Cash Flows

	Year Ended December 31
	2020	2019	2018
	(In millions)
Operating activities:
Net income	$1,094	$1,582	$1,759
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(949)	(124)	441
Provision for deferred income taxes	29	20	8
Depreciation, amortization and accretion, net	3	4	3
Loss on sale of assets	1	—	—
Loss on early extinguishment of debt	14	16	—
(Gain) on sale of business	—	—	(281)
Net change in operating assets and liabilities:
Other assets	3	18	(35)
Other liabilities	—	(7)	(8)
Other	44	102	23
Net cash from operating activities	239	1,611	1,910
Investing activities:
(Investment in) / repayment of investment in subsidiaries	—	(18)	146
Proceeds from sales and maturities of debt securities available for sale	4	5	8
Purchases of debt securities available for sale	(4)	(6)	(10)
Proceeds from disposition of business, net of cash transferred	—	—	357
Net cash from investing activities	—	(19)	501
Financing activities:
Net change in short-term borrowings	—	—	(101)
Proceeds from long-term borrowings	748	500	500
Payments on long-term borrowings	(1,039)	(751)	—
Cash dividends on common stock	(595)	(577)	(452)
Cash dividends on preferred stock	(103)	(79)	(64)
Net proceeds from issuance of preferred stock	346	490	—
Repurchase of common stock	—	(1,101)	(2,122)
Other	(5)	(2)	(2)
Net cash from financing activities	(648)	(1,520)	(2,241)
Net change in cash and cash equivalents	(409)	72	170
Cash and cash equivalents at beginning of year	1,935	1,863	1,693
Cash and cash equivalents at end of year	$1,526	$1,935	$1,863

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2020, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting and the attestation report of registered public accounting firm on registrant's internal control over financial reporting are included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2021 (the “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Who are this year's nominees?,” “—What criteria were considered by the NCG Committee in selecting the nominees?,” “—What skills and characteristics are currently represented on the Board?,” and “—How often are the members elected?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is included below.
Information regarding Regions’ Audit Committee included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Audit Committee” is incorporated herein by reference.
Information regarding timeliness of filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “OWNERSHIP OF REGIONS COMMON STOCK—Delinquent Section 16(a) Reports” is incorporated herein by reference.
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Codes of Ethics” is incorporated herein by reference.
Information included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Family Relationships” is incorporated herein by reference.
Executive officers of the registrant as of December 31, 2020, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
John M. Turner, Jr.	59	President and Chief Executive Officer of registrant and Regions Bank. Previously served as Head of Corporate Banking Group of registrant and Regions Bank and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	57	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
John B. Owen†	59	Senior Executive Vice President and Chief Operating Officer of registrant and Regions Bank. Previously served as Head of Regional Banking Group and as Head of the Business Groups of registrant and Regions Bank.	2009
Tara A. Plimpton	52	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary of registrant and Regions Bank. Previously served as General Counsel of registrant and Regions Bank. Prior to joining Regions, served as Vice President and General Counsel of GE Global Operations and as General Counsel of GE Energy Connections.	2020
C. Matthew Lusco	63	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously served as managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
Kate R. Danella	41	Senior Executive Vice President and Chief Strategy and Client Experience Officer of registrant and Regions Bank. Previously served as Executive Vice President and Head of Strategic Planning & Consumer Bank Products and Origination Partnerships and as Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management and as Wealth Strategy and Effectiveness Executive of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018

Amala Duggirala	46	Senior Executive Vice President and Chief Operations and Information Technology Officer of registrant and Regions Bank. Previously served as Enterprise Chief Information Officer of registrant and Regions Bank. Prior to joining Regions, served as Chief Technology Officer at Kabbage, Inc. and as Executive Vice President of Global Software Development and Implementation Services at ACI Worldwide, Inc.	2020
David R. Keenan	53	Senior Executive Vice President and Chief Administrative and Human Resources Officer of registrant and Regions Bank. Previously served as Chief Human Resources Officer of registrant and Regions Bank.	2010
Scott M. Peters	59	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Director of Regions Investment Services, Inc. Previously served as Consumer Services Group Head of registrant and Regions Bank.	2010
William D. Ritter	50	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director of Highland Associates, Inc.	2010
Ronald G. Smith	60	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Director of Regions Equipment Finance Corporation. Manager of RFC Financial Services Holding LLC. Previously served as Regional President, Mid-America Region of Regions Bank.	2010

† John Owen has announced that he will retire from the registrant and Regions Bank on March 15, 2021.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
All information presented under the caption “OWNERSHIP OF REGIONS COMMON STOCK” of the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	26,671	$6.54	33,240,964	(b)
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	26,671	$6.54	33,240,964
(a)Does not include outstanding restricted stock units of 11,695,445.
(b)Consists of shares available for future issuance under the Regions Financial Corporation 2015 Long Term Incentive Plan. In 2015, all prior long-term incentive plans were closed to new grants
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information presented under the captions “CORPORATE GOVERNANCE—Transactions with Directors,” “—Other Business Relationships and Transactions,” “—Policies Governing Transactions with Related Persons” and “—Director Independence” of the Proxy Statement is incorporated herein by reference.
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

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2020 and 2019;
Consolidated Statements of Income—Years ended December 31, 2020, 2019 and 2018;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2020, 2019 and 2018;
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2020, 2019 and 2018; and
Consolidated Statements of Cash Flows—Years ended December 31, 2020, 2019 and 2018.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on April 28, 2014.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.4 to Form 8-A filed by registrant on April 29, 2019.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

3.6	Bylaws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 24, 2019.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

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

4.5
Deposit Agreement, dated as of April 29, 2014, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare, Inc. and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on April 29, 2014.

4.6	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-K Current Report filed by registrant on April 29, 2014.

4.7	Form of certificate representing the Series B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Form 8-A filed by registrant on April 28, 2014.

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

4.10
Deposit Agreement, dated as of June 5, 2020, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

4.11	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-K Current Report filed by registrant on June 5, 2020.

4.12	Description of Registered Securities.

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

10.4*
2020 Form of Notice and Form of Director Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

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

10.8*
2020 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.9*
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

10.11*
2019 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

10.12*
2020 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.13*
2017 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

10.14*
2018 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

10.15*
2019 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

10.16*
2020 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.17*
Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Stockholders held May 13, 2010.

10.18*
Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010.

10.19*
Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.20*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 22, 2019.

SEC Assigned Exhibit Number	Description of Exhibits
10.21*	Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.22*
Regions Financial Corporation Directors’ Deferred Investment Plan (As Amended and Restated as of January 1, 2021) (amends, restates, and renames the Regions Financial Corporation Directors’ Deferred Stock Investment Plan, which is Exhibit 10.21 to this 2020 Form 10-K Annual Report), incorporated by reference to Exhibit 4.7 to Form S-8 Registration Statement filed by registrant on December 30, 2020.

10.23*
Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.24*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

10.25*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.26*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.27*	Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.28*	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.29*	Form of Change-in-Control Agreement with executive officer John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.30*	Form of Change-in-Control Agreement with executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.31*	Form of Change-in-Control Agreement with executive officer Kate R. Danella, incorporated by reference to Exhibit 10.37 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.32*	Form of Change-in-Control Agreement with executive officer C. Matthew Lusco, incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.33*
Form of Change-in-Control Agreement with executive officers C. Keith Herron, David R. Keenan, Scott M. Peters, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.34*	Form of Change-in-Control Agreement with executive officer William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

SEC Assigned Exhibit Number	Description of Exhibits

10.35*
Form of Amendment to Change-in-Control Agreement with executive officers David J. Turner, Jr., John B. Owen, C. Keith Herron, David R. Keenan, Scott M. Peters, Ronald G. Smith, and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.36*
Regions Financial Corporation Executive Severance Plan (Amended and Restated Effective January 1, 2020), incorporated by reference to Exhibit 10.32 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.37*	Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014), incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.38*
Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 17, 2015.

10.39*
Amendment Number Two to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 4, 2017.

10.40*
Amendment Number Three to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

10.41*
Amendment Number Four to the Regions Financial Corporation Supplemental 401(k) Plan Restated as of January 1, 2014, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.42*
Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020) (amends, restates, and renames the Regions Financial Corporation Supplemental 401(k) Plan, which is Exhibit 10.37 to this 2020 Form 10-K Annual Report), incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.43*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.42 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.44*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2020.

10.45*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.46*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.47*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2019, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 21, 2020.

SEC Assigned Exhibit Number	Description of Exhibits
10.48*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

10.49*
Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.50*
Regions Financial Corporation Executive Incentive Plan (Effective January 1, 2021) (amends, restates, and renames the Regions Financial Corporation Amended and Restated Management Incentive Plan, which is Exhibit 10.48 to this 2020 Form 10-K Annual Report).

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Power of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Regions' Form 10-K Report for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-K Report for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

DATE:	February 24, 2021		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	President and Chief Executive Officer, and Director (principal executive officer)	February 24, 2021
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2021
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 24, 2021
Hardie B. Kimbrough, Jr.

*	Director	February 24, 2021
Carolyn H. Byrd

*	Director	February 24, 2021
Don DeFosset

*	Director	February 24, 2021
Samuel A. Di Piazza, Jr.

*	Director	February 24, 2021
Zhanna Golodryga

*	Director	February 24, 2021
John D. Johns

*	Director	February 24, 2021
Ruth Ann Marshall

*	Director	February 24, 2021
Charles D. McCrary

*	Director	February 24, 2021
James T. Prokopanko

*	Director	February 24, 2021
Lee J. Styslinger III

*	Director	February 24, 2021
José S. Suquet

*	Director	February 24, 2021
Timothy Vines

* Tara A. Plimpton, by signing her name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ Tara A. Plimpton
Tara A. Plimpton
Attorney in Fact