Form 10-Q
period 2021-03-31
REGIONS FINANCIAL CORP
filed 2021-05-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Non-Cumulative Perpetual Preferred Stock, Series A	RF PRA	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange

The number of shares outstanding of each of the issuer’s classes of common stock was 961,285,396 shares of common stock, par value $.01, as of May 3, 2021.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
ALLL - Allowance for loan and lease losses.
Allowance - Allowance for credit losses.
AOCI - Accumulated other comprehensive income.
ARRC - Alternative Reference Rates Committee.
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
FCA - Financial Conduct Authority.
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
GSE - Government Sponsored Entities.
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
SBA - Small Business Administration.
SBIC - Small Business Investment Company.
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
USD - United States dollar.
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
•Our ability to execute on our strategic and operational plans, including our ability to fully realize the financial and nonfinancial benefits relating to our strategic initiatives.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2020 and as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(In millions, except share data)
Assets
Cash and due from banks	$1,918	$1,558
Interest-bearing deposits in other banks	23,002	16,398
Debt securities held to maturity (estimated fair value of $1,131 and $1,215, respectively)	1,059	1,122
Debt securities available for sale (amortized cost of $26,579 and $26,092, respectively)	27,092	27,154
Loans held for sale (includes $1,169 and $1,446 measured at fair value, respectively)	1,487	1,905
Loans, net of unearned income	84,755	85,266
Allowance for loan losses	(1,976)	(2,167)
Net loans	82,779	83,099
Other earning assets	1,262	1,217
Premises and equipment, net	1,852	1,897
Interest receivable	336	346
Goodwill	5,181	5,190
Residential mortgage servicing rights at fair value	401	296
Other identifiable intangible assets, net	114	122
Other assets	6,848	7,085
Total assets	$153,331	$147,389
Liabilities and Equity
Deposits:
Non-interest-bearing	$55,925	$51,289
Interest-bearing	73,677	71,190
Total deposits	129,602	122,479
Borrowed funds:
Long-term borrowings	2,916	3,569
Total borrowed funds	2,916	3,569
Other liabilities	2,951	3,230
Total liabilities	135,469	129,278
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,850,000 shares	1,656	1,656
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock— 1,001,756,659 and 1,001,507,052 shares, respectively	10	10
Additional paid-in capital	12,740	12,731
Retained earnings	4,235	3,770
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income, net	592	1,315
Total shareholders’ equity	17,862	18,111
Total liabilities and equity	$153,331	$147,389
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2021	2020
	(In millions, except per share data)
Interest income on:
Loans, including fees	$854	$903
Debt securities	133	158
Loans held for sale	12	5
Other earning assets	14	13
Total interest income	1,013	1,079
Interest expense on:
Deposits	19	84
Short-term borrowings	—	8
Long-term borrowings	27	59
Total interest expense	46	151
Net interest income	967	928
Provision for (benefit from) credit losses	(142)	373
Net interest income after provision for (benefit from) credit losses	1,109	555
Non-interest income:
Service charges on deposit accounts	157	178
Card and ATM fees	115	105
Investment management and trust fee income	66	62
Capital markets income	100	9
Mortgage income	90	68
Securities gains (losses), net	1	—
Other	112	63
Total non-interest income	641	485
Non-interest expense:
Salaries and employee benefits	546	467
Net occupancy expense	77	79
Equipment and software expense	90	83
Other	215	207
Total non-interest expense	928	836
Income before income taxes	822	204
Income tax expense	180	42
Net income	$642	$162
Net income available to common shareholders	$614	$139
Weighted-average number of shares outstanding:
Basic	961	957
Diluted	968	961
Earnings per common share:
Basic	$0.64	$0.15
Diluted	$0.63	$0.14

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2021	2020
	(In millions)
Net income	$642	$162
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and zero tax effect, respectively)	(2)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	1
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($138) and $151 tax effect, respectively)	(410)	446
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	1	—
Net change in unrealized gains on securities available for sale, net of tax	(411)	446
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($83) and $325 tax effect, respectively)	(248)	966
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $26 and $2 tax effect, respectively)	76	7
Net change in unrealized gains on derivative instruments, net of tax	(324)	959
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($3) tax effect, respectively)	(10)	(8)
Net change from defined benefit pension plans and other post employment benefits, net of tax	10	8
Other comprehensive income, net of tax	(723)	1,414
Comprehensive income	$(81)	$1,576

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income, Net	Total
	Shares	Amount	Shares	Amount
	(In millions)
BALANCE AT JANUARY 1, 2020	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)
Net income	—	—	—	—	—	162	—	—	162
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,414	1,414
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)
Impact of stock transactions under compensation plans, net	—	—	—	—	10	—	—	—	10
BALANCE AT MARCH 31, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332

BALANCE AT JANUARY 1, 2021	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111
Net income	—	—	—	—	—	642	—	—	642
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(723)	(723)
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)
Preferred stock dividends	—	—	—	—	—	(28)	—	—	(28)
Impact of common stock transactions under compensation plans, net	—	—	1	—	9	—	—	—	9
BALANCE AT MARCH 31, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2021	2020
	(In millions)
Operating activities:
Net income	$642	$162
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	(142)	373
Depreciation, amortization and accretion, net	101	100
Securities losses, net	(1)	—
Deferred income tax expense (benefit)	92	(69)
Originations and purchases of loans held for sale	(1,716)	(1,034)
Proceeds from sales of loans held for sale	2,131	1,140
(Gain) loss on sale of loans, net	(74)	(33)
Net change in operating assets and liabilities:
Other earning assets	(51)	(212)
Interest receivable and other assets	(96)	41
Other liabilities	(273)	221
Other	106	98
Net cash from operating activities	719	787
Investing activities:
Proceeds from maturities of debt securities held to maturity	63	36
Proceeds from sales of debt securities available for sale	27	31
Proceeds from maturities of debt securities available for sale	1,439	844
Purchases of debt securities available for sale	(2,005)	(1,308)
Net proceeds from (payments for) bank-owned life insurance	—	(1)
Proceeds from sales of loans	120	85
Purchases of loans	(269)	(472)
Purchases of mortgage servicing rights	(11)	(4)
Net change in loans	596	(4,448)
Net purchases of other assets	(27)	(43)
Net cash from investing activities	(67)	(5,280)
Financing activities:
Net change in deposits	7,123	2,555
Net change in short-term borrowings	—	1,100
Proceeds from long-term borrowings	—	3,950
Payments on long-term borrowings	(632)	(1,799)
Cash dividends on common stock	(149)	(149)
Cash dividends on preferred stock	(28)	(23)
Taxes paid related to net share settlement of equity awards	(2)	—
Net cash from financing activities	6,312	5,634
Net change in cash and cash equivalents	6,964	1,141
Cash and cash equivalents at beginning of year	17,956	4,114
Cash and cash equivalents at end of period	$24,920	$5,255

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2021 and 2020
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2020. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
During 2021, the Company adopted new accounting guidance related to several topics. See Note 12 for related disclosures.

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2021
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$501	$—	$(17)	$484	$29	$—	$513
Commercial agency	576	—	(1)	575	43	—	618
	$1,077	$—	$(18)	$1,059	$72	$—	$1,131

Debt securities available for sale:
U.S. Treasury securities	$229	$4	$(1)	$232			$232
Federal agency securities	100	1	(3)	98			98
Mortgage-backed securities:
Residential agency	18,563	458	(175)	18,846			18,846
Residential non-agency	1	—	—	1			1
Commercial agency	6,038	219	(58)	6,199			6,199
Commercial non-agency	558	12	—	570			570
Corporate and other debt securities	1,090	56	—	1,146			1,146
	$26,579	$750	$(237)	$27,092			$27,092

	December 31, 2020
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$554	$—	$(19)	$535	$34	$—	$569
Commercial agency	589	—	(2)	587	59	—	646
	$1,143	$—	$(21)	$1,122	$93	$—	$1,215

Debt securities available for sale:
U.S. Treasury securities	$178	$5	$—	$183			$183
Federal agency securities	102	3	—	105			105
Mortgage-backed securities:
Residential agency	18,455	625	(4)	19,076			19,076
Residential non-agency	1	—	—	1			1
Commercial agency	5,659	346	(6)	5,999			5,999
Commercial non-agency	571	15	—	586			586
Corporate and other debt securities	1,126	78	—	1,204			1,204
	$26,092	$1,072	$(10)	$27,154			$27,154
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $9.5 billion and $10.3 billion at March 31, 2021, and December 31, 2020, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both March 31, 2021, and December 31, 2020.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$501	$513
Commercial agency	576	618
	$1,077	$1,131
Debt securities available for sale:
Due in one year or less	$268	$271
Due after one year through five years	756	793
Due after five years through ten years	285	303
Due after ten years	110	109
Mortgage-backed securities:
Residential agency	18,563	18,846
Residential non-agency	1	1
Commercial agency	6,038	6,199
Commercial non-agency	558	570
	$26,579	$27,092
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2021, and December 31, 2020. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$62	$(1)	$2	$—	$64	$(1)
Federal agency securities	62	(3)	—	—	62	(3)
Mortgage-backed securities:
Residential agency	$7,100	$(175)	$21	$—	$7,121	$(175)
Commercial agency	1,644	(58)	19	—	1,663	(58)
	$8,868	$(237)	$42	$—	$8,910	$(237)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$914	$(4)	$101	$—	$1,015	$(4)
Commercial agency	819	(6)	—	—	819	(6)
	$1,733	$(10)	$101	$—	$1,834	$(10)
The number of individual debt positions in an unrealized loss position in the tables above increased from 129 at December 31, 2020, to 254 at March 31, 2021. The increase in the number of securities and the total amount of unrealized losses from year-end 2020 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three months ended March 31, 2021 and 2020. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three months ended March 31, 2021or 2020.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2021	December 31, 2020
	(In millions)
Commercial and industrial	$43,241	$42,870
Commercial real estate mortgage—owner-occupied	5,335	5,405
Commercial real estate construction—owner-occupied	293	300
Total commercial	48,869	48,575
Commercial investor real estate mortgage	5,405	5,394
Commercial investor real estate construction	1,817	1,869
Total investor real estate	7,222	7,263
Residential first mortgage	16,643	16,575
Home equity lines	4,286	4,539
Home equity loans	2,631	2,713
Indirect—vehicles	768	934
Indirect—other consumer	2,262	2,431
Consumer credit card	1,111	1,213
Other consumer	963	1,023
Total consumer	28,664	29,428
Total loans, net of unearned income	$84,755	$85,266
During the three months ended March 31, 2021 and 2020, Regions purchased approximately $261 million and $470 million in indirect-other consumer, residential first mortgage and commercial and industrial loans from third parties, respectively.
Regions ceased originating new indirect auto loans in the first quarter of 2019. The Company remains in the direct auto lending business.

At March 31, 2021, $19.6 billion in securities and net eligible loans held by Regions were pledged for potential borrowings from the FHLB. At March 31, 2021, an additional $17.7 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.2 billion as of March 31, 2021, with related income of $16 million for the three months ended March 31, 2021.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the methodology.
As of March 31, 2021, Regions' total loans included $4.3 billion of PPP loans. These loans are guaranteed by the Federal government and as the guarantee is not separable from the loans, Regions recorded an immaterial allowance on these loans.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
During the three months ended March 31, 2021, Regions decreased the allowance by $225 million to $2.1 billion, which represents management's best estimate of expected losses over the life of the portfolio. The decrease was due primarily to improving credit metrics, improvement in macroeconomic conditions and recent government stimulus programs. Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor. Regions' models are sensitive to changes in the economic scenarios. While the March 31, 2021 economic forecast includes a degree of uncertainty around how long the COVID-19 pandemic will persist, the forecast continues to exhibit improvement in the economic outlook. Risks to the economic forecast and the model limitations are considered through model adjustments and the qualitative framework.
The following tables present analyses of the allowance by portfolio segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(83)	(18)	(7)	(108)
Loan losses:
Charge-offs	(47)	(15)	(52)	(114)
Recoveries	16	—	15	31
Net loan (losses) recoveries	(31)	(15)	(37)	(83)
Allowance for loan losses, March 31, 2021	1,082	150	744	1,976
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded credit losses	(30)	(3)	(1)	(34)
Reserve for unfunded credit commitments, March 31, 2021	67	11	14	92
Allowance for credit losses, March 31, 2021	$1,149	$161	$758	$2,068

	Three Months Ended March 31, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	534	52	721	1,307
Provision for loan losses	251	10	115	376
Loan losses:
Charge-offs	(71)	—	(73)	(144)
Recoveries	7	1	13	21
Net loan (losses) recoveries	(64)	1	(60)	(123)
Allowance for loan losses, March 30, 2020	721	63	776	1,560
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020 (adjusted for change in accounting guidance)	77	17	14	108
Provision for (benefit from) unfunded credit losses	(4)	1	—	(3)
Reserve for unfunded credit commitments, March 30, 2020	73	18	14	105
Allowance for credit losses, March 31, 2020	$794	$81	$790	$1,665

PORTFOLIO SEGMENT RISK FACTORS
Regions’ portfolio segments are commercial, investor real estate and consumer. Classes within each segment present unique credit risks. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding Regions’ portfolio segments and related classes, as well as the risks specific to each.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments’ primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Regions' ratings are aligned to federal banking regulators’ definitions and are utilized to develop the associated allowance for credit losses. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding commercial risk ratings.
Regions' consumer portfolio segment has various classes that present unique credit risks. Regions considers factors such as periodic updates of FICO scores, accrual status, days past due status, unemployment rates, home prices and geography as credit quality indicators for the consumer loan portfolio. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans, including residential first mortgage loans. Current FICO data is not available for certain loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. These categories are utilized to develop the associated allowance for credit losses. The higher the FICO score the less probability of default and vice versa.

The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of March 31, 2021 and December 31, 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding Regions' credit quality indicators.

	March 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$3,755	$10,495	$5,656	$3,182	$2,242	$3,367	$12,048	$—	$(91)	$40,654
Special Mention	6	91	252	302	$44	$54	560	—	—	1,309
Substandard Accrual	16	39	80	118	$54	$8	537	—	—	852
Non-accrual	18	36	57	91	$20	$33	171	—	—	426
Total commercial and industrial	$3,795	$10,661	$6,045	$3,693	$2,360	$3,462	$13,316	$—	$(91)	$43,241

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$312	$1,315	$841	$844	$512	$1,060	$137	$—	$(4)	$5,017
Special Mention	3	24	25	17	18	47	1	—	—	135
Substandard Accrual	—	4	45	12	12	16	1	—	—	90
Non-accrual	—	11	23	17	22	15	5	—	—	93
Total commercial real estate mortgage—owner-occupied:	$315	$1,354	$934	$890	$564	$1,138	$144	$—	$(4)	$5,335

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$3	$74	$63	$37	$23	$58	$8	$—	$—	$266
Special Mention	—	—	—	—	2	2	—	—	—	4
Substandard Accrual	—	1	3	1	2	7	—	—	—	14
Non-accrual	—	—	—	—	1	8	—	—	—	9
Total commercial real estate construction—owner-occupied:	$3	$75	$66	$38	$28	$75	$8	$—	$—	$293
Total commercial	$4,113	$12,090	$7,045	$4,621	$2,952	$4,675	$13,468	$—	$(95)	$48,869

Commercial investor real estate mortgage:
Risk Rating:
Pass	$396	$1,375	$1,168	$995	$245	$161	$315	$—	$(6)	$4,649
Special Mention	55	61	179	38	15	11	—	—	—	359
Substandard Accrual	—	71	160	57	—	9	—	—	—	297
Non-accrual	—	—	38	—	—	3	59	—	—	100
Total commercial investor real estate mortgage	$451	$1,507	$1,545	$1,090	$260	$184	$374	$—	$(6)	$5,405

	March 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial investor real estate construction:
Risk Rating:
Pass	$43	$253	$590	$191	$1	$2	$680	$—	$(11)	$1,749
Special Mention	—	—	32	32	—	—	3	—	—	67
Substandard Accrual	—	1	—	—	—	—	—	—	—	1
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$43	$254	$622	$223	$1	$2	$683	$—	$(11)	$1,817
Total investor real estate	$494	$1,761	$2,167	$1,313	$261	$186	$1,057	$—	$(17)	$7,222

Residential first mortgage:
FICO scores
Above 720	$902	$5,602	$1,554	$695	$886	$3,558	$—	$—	$—	$13,197
681-720	118	475	155	90	91	453	—	—	—	1,382
620-680	45	200	103	65	67	445	—	—	—	925
Below 620	7	39	47	52	51	539	—	—	—	735
Data not available	14	56	24	10	14	135	9	—	142	404
Total residential first mortgage	$1,086	$6,372	$1,883	$912	$1,109	$5,130	$9	$—	$142	$16,643

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,152	$46	$—	$3,198
681-720	—	—	—	—	—	—	452	10	—	462
620-680	—	—	—	—	—	—	297	12	—	309
Below 620	—	—	—	—	—	—	173	8	—	181
Data not available	—	—	—	—	—	—	104	3	29	136
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,178	$79	$29	$4,286

Home equity loans
FICO scores
Above 720	$129	$406	$223	$205	$290	$804	$—	$—	$—	$2,057
681-720	20	48	35	30	36	102	—	—	—	271
620-680	7	19	16	16	21	82	—	—	—	161
Below 620	—	2	7	8	13	61	—	—	—	91
Data not available	—	1	2	3	4	21	—	—	20	51
Total home equity loans	$156	$476	$283	$262	$364	$1,070	$—	$—	$20	$2,631

Indirect—vehicles:
FICO scores
Above 720	$—	$—	$16	$264	$114	$95	$—	$—	$—	$489
681-720	—	—	4	43	19	17	—	—	—	83
620-680	—	—	3	38	19	20	—	—	—	80
Below 620	—	—	3	36	22	27	—	—	—	88
Data not available	—	—	—	3	5	6	—	—	14	28
Total indirect- vehicles	$—	$—	$26	$384	$179	$165	$—	$—	$14	$768

	March 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Indirect—other consumer:
FICO scores
Above 720	$—	$365	$609	$345	$124	$80	$—	$—	$—	$1,523
681-720	—	53	151	99	37	23	—	—	—	363
620-680	—	12	64	55	23	15	—	—	—	169
Below 620	—	2	18	18	7	6	—	—	—	51
Data not available	—	17	3	3	2	1	—	—	130	156
Total indirect- other consumer	$—	$449	$845	$520	$193	$125	$—	$—	$130	$2,262

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$609	$—	$—	$609
681-720	—	—	—	—	—	—	237	—	—	237
620-680	—	—	—	—	—	—	192	—	—	192
Below 620	—	—	—	—	—	—	79	—	—	79
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,125	$—	$(14)	$1,111

Other consumer:
FICO scores
Above 720	$56	$183	$136	$67	$22	$7	$110	$—	$—	$581
681-720	17	49	36	15	4	2	52	—	—	175
620-680	11	30	22	9	3	1	38	—	—	114
Below 620	2	9	9	5	1	1	17	—	—	44
Data not available	43	1	—	—	—	—	3	—	2	49
Total other consumer	$129	$272	$203	$96	$30	$11	$220	$—	$2	$963
Total consumer loans	$1,371	$7,569	$3,240	$2,174	$1,875	$6,501	$5,532	$79	$323	$28,664
Total Loans	$5,978	$21,420	$12,452	$8,108	$5,088	$11,362	$20,057	$79	$211	$84,755

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$12,260	$6,115	$3,550	$2,413	$1,166	$2,493	$12,138	$—	$(39)	$40,096
Special Mention	133	250	376	84	5	48	722	—	—	1,618
Substandard Accrual	41	50	78	55	20	4	490	—	—	738
Non-accrual	42	59	97	20	23	19	158	—	—	418
Total commercial and industrial	$12,476	$6,474	$4,101	$2,572	$1,214	$2,564	$13,508	$—	$(39)	$42,870

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,379	$882	$913	$547	$401	$801	$140	$—	$(3)	$5,060
Special Mention	18	31	23	22	10	44	6	—	—	154
Substandard Accrual	3	38	16	16	4	15	2	—	—	94
Non-accrual	14	23	19	21	6	14	—	—	—	97
Total commercial real estate mortgage—owner-occupied:	$1,414	$974	$971	$606	$421	$874	$148	$—	$(3)	$5,405

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$61	$75	$39	$24	$24	$40	$9	$—	$—	$272
Special Mention	1	—	—	2	2	—	—	—	—	5
Substandard Accrual	—	3	1	3	4	3	—	—	—	14
Non-accrual	—	—	—	1	—	8	—	—	—	9
Total commercial real estate construction—owner-occupied:	$62	$78	$40	$30	$30	$51	$9	$—	$—	$300
Total commercial	$13,952	$7,526	$5,112	$3,208	$1,665	$3,489	$13,665	$—	$(42)	$48,575

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,663	$1,243	$1,137	$252	$65	$162	$332	$—	$(5)	$4,849
Special Mention	5	77	76	15	—	7	—	—	—	180
Substandard Accrual	69	114	57	—	2	9	—	—	—	251
Non-accrual	—	44	1	—	—	1	68	—	—	114
Total commercial investor real estate mortgage	$1,737	$1,478	$1,271	$267	$67	$179	$400	$—	$(5)	$5,394

Commercial investor real estate construction:
Risk Rating:
Pass	$224	$601	$266	$1	$—	$1	$679	$—	$(11)	$1,761
Special Mention	30	36	31	—	—	—	9	—	—	106
Substandard Accrual	1	1	—	—	—	—	—	—	—	2
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$255	$638	$297	$1	$—	$1	$688	$—	$(11)	$1,869
Total investor real estate	$1,992	$2,116	$1,568	$268	$67	$180	$1,088	$—	$(16)	$7,263

Residential first mortgage:
FICO scores
Above 720	$5,564	$1,738	$809	$1,023	$1,279	$2,709	$—	$—	$—	$13,122
681-720	525	189	103	112	113	360	—	—	—	1,402
620-680	211	100	73	64	67	404	—	—	—	919
Below 620	31	44	50	51	60	499	—	—	—	735
Data not available	52	23	13	16	15	126	10	—	142	397
Total residential first mortgage	$6,383	$2,094	$1,048	$1,266	$1,534	$4,098	$10	$—	$142	$16,575

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,334	$45	$—	$3,379
681-720	—	—	—	—	—	—	492	10	—	502
620-680	—	—	—	—	—	—	319	11	—	330
Below 620	—	—	—	—	—	—	181	7	—	188
Data not available	—	—	—	—	—	—	107	3	30	140
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,433	$76	$30	$4,539

Home equity loans
FICO scores
Above 720	$417	$251	$233	$325	$304	$580	$—	$—	$—	$2,110
681-720	57	40	35	39	37	76	—	—	—	284
620-680	21	17	19	22	25	65	—	—	—	169
Below 620	2	7	9	13	15	52	—	—	—	98
Data not available	1	2	2	4	5	17	—	—	21	52
Total home equity loans	$498	$317	$298	$403	$386	$790	$—	$—	$21	$2,713

Indirect—vehicles:
FICO scores
Above 720	$—	$18	$305	$137	$92	$40	$—	$—	$—	$592
681-720	—	5	50	22	16	8	—	—	—	101
620-680	—	4	44	23	18	8	—	—	—	97
Below 620	—	3	42	26	24	14	—	—	—	109
Data not available	—	—	4	6	4	4	—	—	17	35
Total indirect- vehicles	$—	$30	$445	$214	$154	$74	$—	$—	$17	$934

Indirect—other consumer:
FICO scores
Above 720	$297	$721	$392	$138	$60	$31	$—	$—	$—	$1,639
681-720	39	173	116	41	18	9	—	—	—	396
620-680	9	73	63	27	12	6	—	—	—	190
Below 620	1	22	22	9	5	2	—	—	—	61
Data not available	—	3	3	2	1	1	—	—	135	145
Total indirect- other consumer	$346	$992	$596	$217	$96	$49	$—	$—	$135	$2,431

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$667	$—	$—	$667
681-720	—	—	—	—	—	—	255	—	—	255
620-680	—	—	—	—	—	—	208	—	—	208
Below 620	—	—	—	—	—	—	91	—	—	91
Data not available	—	—	—	—	—	—	7	—	(15)	(8)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,228	$—	$(15)	$1,213

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Other consumer:
FICO scores
Above 720	$209	$163	$84	$30	$7	$3	$117	$—	$—	$613
681-720	61	44	20	5	1	1	52	—	—	184
620-680	34	28	13	4	1	1	42	—	—	123
Below 620	11	11	6	3	1	—	19	—	—	51
Data not available	46	1	—	—	—	—	3	—	2	52
Total other consumer	$361	$247	$123	$42	$10	$5	$233	$—	$2	$1,023
Total consumer loans	$7,588	$3,680	$2,510	$2,142	$2,180	$5,016	$5,904	$76	$332	$29,428
Total Loans	$23,532	$13,322	$9,190	$5,618	$3,912	$8,685	$20,657	$76	$274	$85,266
_________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and Industrial lending includes PPP lending in the 2020 and 2021 vintage years.
AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of March 31, 2021 and December 31, 2020. Loans on non-accrual status with no related allowance included $105 million and $112 million of commercial and industrial loans as of March 31, 2021 and December 31, 2020, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	March 31, 2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27	$15	$8	$50	$42,815	$426	$43,241
Commercial real estate mortgage—owner-occupied	7	2	1	10	5,242	93	5,335
Commercial real estate construction—owner-occupied	1	—	—	1	284	9	293
Total commercial	35	17	9	61	48,341	528	48,869
Commercial investor real estate mortgage	1	1	—	2	5,305	100	5,405
Commercial investor real estate construction	1	—	—	1	1,817	—	1,817
Total investor real estate	2	1	—	3	7,122	100	7,222
Residential first mortgage	82	38	138	258	16,590	53	16,643
Home equity lines	14	8	19	41	4,238	48	4,286
Home equity loans	9	3	14	26	2,622	9	2,631
Indirect—vehicles	9	2	3	14	768	—	768
Indirect—other consumer	7	7	4	18	2,262	—	2,262
Consumer credit card	7	5	14	26	1,111	—	1,111
Other consumer	7	3	4	14	963	—	963
Total consumer	135	66	196	397	28,554	110	28,664
	$172	$84	$205	$461	$84,017	$738	$84,755

	December 31, 2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$22	$7	$66	$42,452	$418	$42,870
Commercial real estate mortgage—owner-occupied	4	1	1	6	5,308	97	5,405
Commercial real estate construction—owner-occupied	1	—	—	1	291	9	300
Total commercial	42	23	8	73	48,051	524	48,575
Commercial investor real estate mortgage	3	—	—	3	5,280	114	5,394
Commercial investor real estate construction	—	—	—	—	1,869	—	1,869
Total investor real estate	3	—	—	3	7,149	114	7,263
Residential first mortgage	104	41	156	301	16,522	53	16,575
Home equity lines	24	11	19	54	4,493	46	4,539
Home equity loans	10	7	13	30	2,705	8	2,713
Indirect—vehicles	15	4	4	23	934	—	934
Indirect—other consumer	12	8	5	25	2,431	—	2,431
Consumer credit card	8	6	14	28	1,213	—	1,213
Other consumer	12	3	2	17	1,023	—	1,023
Total consumer	185	80	213	478	29,321	107	29,428
	$230	$103	$221	$554	$84,521	$745	$85,266
TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the Company's TDRs,including their impact on the allowance and designation of TDRs in periods subsequent to the modification.
As provided in the Consolidated Appropriations Act passed into law on December 27, 2020, which extended initial guidance provided in the CARES Act, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or January 1, 2022 are eligible for relief from TDR classification. Regions elected this provision; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. The Consolidated Appropriations Act relief and short-term nature of most COVID-19 deferrals precluded the majority of Regions' COVID-19 loan modifications from being classified as TDRs as of March 31, 2021 and December 31, 2020.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended March 31, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$30	$—
Commercial real estate mortgage—owner-occupied	6	1	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	32	31	—
Commercial investor real estate mortgage	2	7	—
Commercial investor real estate construction	—	—	—
Total investor real estate	2	7	—
Residential first mortgage	175	35	3
Home equity lines	2	—	—
Home equity loans	1	—	—
Consumer credit card	—	—	—
Indirect—vehicles and other consumer	48	1	—
Total consumer	226	36	3
	260	$74	$3

	Three Months Ended March 31, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$74	$—
Commercial real estate mortgage—owner-occupied	5	2	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	32	77	—
Commercial investor real estate mortgage	4	1	—
Commercial investor real estate construction	1	—	—
Total investor real estate	5	1	—
Residential first mortgage	52	7	1
Home equity lines	—	—	—
Home equity loans	15	1	—
Consumer credit card	10	—	—
Indirect—vehicles and other consumer	10	—	—
Total consumer	87	8	1
	124	$86	$1

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2021	2020
	(In millions)
Carrying value, beginning of period	$296	$345
Additions	32	11
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	90	(83)
Economic amortization associated with borrower repayments (1)	(17)	(19)
Carrying value, end of period	$401	$254
________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.

In the first quarter of 2021 and 2020, the Company purchased the rights to service residential mortgage loans on a flow basis for approximately $11 million and $4 million, respectively.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2021	2020
	(Dollars in millions)
Unpaid principal balance	$34,212	$33,787
Weighted-average CPR (%)	10.2%	18.1%
Estimated impact on fair value of a 10% increase	$(28)	$(26)
Estimated impact on fair value of a 20% increase	$(51)	$(49)
Option-adjusted spread (basis points)	564	629
Estimated impact on fair value of a 10% increase	$(10)	$(5)
Estimated impact on fair value of a 20% increase	$(21)	$(10)
Weighted-average coupon interest rate	3.8%	4.2%
Weighted-average remaining maturity (months)	289	278
Weighted-average servicing fee (basis points)	27.5	27.4
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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2021	2020
	(In millions)
Servicing related fees and other ancillary income	$24	$25
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the 2020 Annual Report on Form 10-K for additional information. Also see Note 11 for additional information.
The table below presents an analysis of commercial MSRs under the amortization measurement method:

	Three Months Ended March 31
	2021	2020
	(In millions)
Carrying value, beginning of period	$74	$59
Additions	11	3
Economic amortization associated with borrower repayments (1)	(3)	(3)
Carrying value, end of period	$82	$59
________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates the commercial MSRs for impairment based on fair value. The estimated fair value of the commercial MSRs was approximately $91 million at March 31, 2021 and $81 million December 31, 2020.
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans:

	Three Months Ended March 31
	2021	2020
	(In millions)
Servicing related fees and other ancillary income	$5	$5

NOTE 5. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

PREFERRED STOCK
    The following table presents a summary of the non-cumulative perpetual preferred stock:

									March 31, 2021	December 31, 2020
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions, except per share data)
Series A	11/1/2012	12/15/2017	6.375%		$500	$1,000	$25	1/40th	$387	$387
Series B	4/29/2014	9/15/2024	6.375%	(2)	500	1,000	25	1/40th	433	433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	346	346
					$1,850				$1,656	$1,656
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
The Board of Directors declared a total of $23 million in cash dividends on Series A, Series B and Series C preferred stock during both the first three months of 2021 and 2020. The Board of Directors declared $5 million in cash dividends on Series D preferred stock during the first three months of 2021. Therefore, a total of $28 million in cash dividends on total preferred stock was declared in the first three months of 2021 compared to the total of $23 million in cash dividends on total preferred stock declared in the first three months of 2020, as the initial quarterly dividend for the Series D preferred stock was declared in the third quarter of 2020.
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
On April 27, 2021 Regions launched a proposed public offering, which was completed on May 4, 2021, for the issuance of $400 million in depositary shares each representing a 1/40th ownership interest in a share of the Company's 4.45% Non-Cumulative Perpetual Preferred Stock, Series E, par value $1.00 per share ("Series E preferred stock"), with a liquidation preference of $1,000 per share of Series E preferred stock (equivalent to $25.00 per depositary share). Dividends will be paid quarterly at an annual rate equal to 4.45% for each period beginning September 15, 2021. The net proceeds from the issuance of the Series E preferred stock will be used to redeem all of the outstanding shares of the Company's Series A preferred stock. On May 4, 2021, Regions sent redemption notices to the holders of the Series A preferred stock, which will result in the redemption on the dividend payment date on June 15, 2021.

COMMON STOCK
Regions was not required to participate in the 2021 CCAR; the Company chose to participate in part to have the Federal Reserve re-evaluate Regions' SCB. The submission was made in April 2021 and the Company expects to receive the results by June 30, 2021, with an effective date October 1, 2021.
As part of the Company's capital plan, on April 21, 2021, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. The Company did not repurchase shares in the first quarter of 2021 or throughout 2020.
During the third quarter of 2020, the Federal Reserve mandated that banks must not increase their quarterly per share common dividend and implemented an earnings-based payout restriction in connection with the supervisory stress test, requiring the third quarter 2020 dividend to not exceed the average of the prior four quarters of net income excluding preferred dividends. This mandate was subsequently extended through the second quarter of 2021. The Federal Reserve has indicated these restrictions are expected to be lifted beginning in the third quarter of 2021, subject to capital remaining above required levels in the ongoing 2021 CCAR cycle.
Regions declared $0.155 per share in cash dividends for both the first quarter of 2021 and 2020.
ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income, beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization of unrealized losses (2)	3	(1)	2
Ending balance	$(18)	$4	$(14)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(548)	138	(410)
Reclassification adjustments for securities (gains) losses realized in net income (loss) (3)	(1)	—	(1)
Change in AOCI from securities available for sale activity in the period	(549)	138	(411)
Ending balance	$513	$(130)	$383
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized holding gains (losses) on derivatives arising during the period	(331)	83	(248)
Reclassification adjustments for (gains) losses realized in net income (2)	(102)	26	(76)
Change in AOCI from derivative activity in the period	(433)	109	(324)
Ending balance	$1,177	$(297)	$880
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	13	(3)	10
Ending balance	$(879)	$222	$(657)

Total other comprehensive income	(966)	243	(723)
Total accumulated other comprehensive income, end of period	$793	$(201)	$592

	Three Months Ended March 31, 2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(120)	$30	$(90)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(29)	$7	$(22)
Reclassification adjustments for amortization of unrealized losses (2)	1	—	1
Ending balance	$(28)	$7	$(21)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$274	$(69)	$205
Unrealized gains (losses) arising during the period	597	(151)	446
Ending balance	$871	$(220)	$651
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$430	$(108)	$322
Unrealized holding gains (losses) on derivatives arising during the period	1,291	(325)	966
Reclassification adjustments for (gains) losses realized in income (2)	(9)	2	(7)
Change in AOCI from derivative activity in the period	1,282	(323)	959
Ending balance	$1,712	$(431)	$1,281
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(795)	$200	$(595)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	11	(3)	8
Ending balance	$(784)	$197	$(587)

Total other comprehensive income	1,891	(477)	1,414
Total accumulated other comprehensive income, end of period	$1,771	$(447)	$1,324
_________
(1)The impact of all AOCI activity is shown net of the related tax impact, calculated using an effective tax rate of approximately 25%.
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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$642	$162
Preferred stock dividends	(28)	(23)
Net income available to common shareholders	$614	$139
Denominator:
Weighted-average common shares outstanding—basic	961	957
Potential common shares	7	4
Weighted-average common shares outstanding—diluted	968	961
Earnings per common share:
Basic	$0.64	$0.15
Diluted	0.63	0.14
The effect from the assumed exercise of 3 million in stock options, restricted stock units and awards and performance stock units for both the three months ended March 31, 2021 and 2020, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended March 31
	2021	2020	2021	2020	2021	2020
	(In millions)
Service cost	$9	$9	$1	$1	$10	$10
Interest cost	12	16	1	1	13	17
Expected return on plan assets	(35)	(37)	—	—	(35)	(37)
Amortization of actuarial loss	11	9	2	2	13	11
Net periodic pension cost (credit)	$(3)	$(3)	$4	$4	$1	$1

The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first three months of 2021.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2021 or 2020.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	March 31, 2021			December 31, 2020
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$1,750	$59	$13	$2,100	$77	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps (2)	18,000	$762	$2	16,000	1,181	—
Interest rate floors (3)(4)	3,750	$226	$—	5,750	430	—
Total derivatives in cash flow hedging relationships	21,750	$988	$2	21,750	1,611	—
Total derivatives designated as hedging instruments	$23,500	$1,047	$15	$23,850	$1,688	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$77,082	$1,057	$1,107	$76,764	$1,492	$1,464
Interest rate options	15,776	$75	$25	13,806	90	28
Interest rate futures and forward commitments	3,810	$38	$6	4,270	11	26
Other contracts	9,181	$83	$80	9,924	68	80
Total derivatives not designated as hedging instruments	$105,849	$1,253	$1,218	$104,764	$1,661	$1,598
Total derivatives	$129,349	$2,300	$1,233	$128,614	$3,349	$1,598

Total gross derivative instruments, before netting		$2,300	$1,233		$3,349	$1,598
Less: Netting adjustments (5)		$1,686	$1,148		2,428	1,545
Total gross derivative instruments, after netting (6)		$614	$85		$921	$53
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
(2)Includes accrued interest of $28 million at March 31, 2021 and December 31, 2020, respectively.
(3)Includes accrued interest of $9 million at March 31, 2021 and $12 million at December 31, 2020.
(4)Estimated fair value includes premium of approximately $51 million as of March 31, 2021 and $83 million as of December 31, 2020 to be amortized over the remaining life. Approximately $29 million of the decrease since December 31, 2020 related to hedges that were terminated during the first quarter of 2021 and were not amortized into earnings as of the date of termination.
(5)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral.
(6)The gain amounts,which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of March 31, 2021 and December 31, 2020, financial instruments posted of $24 million, for both periods, were not offset in the consolidated balance sheets.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2020, for additional information regarding accounting policies for derivatives.
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
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps and interest rate floors. As of March 31, 2021, Regions is hedging its exposure to the variability in future cash flows for forecasted transactions through 2026.
During the three months ended March 31, 2021, the Company terminated $2.0 billion and $2.6 billion in notional of floor and swap hedges, respectively.The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2025.

	Three Months Ended March 31
	2021	2020
	(In millions)
Unrealized gains on terminated hedges included in AOCI- January 1	$121	$78
Unrealized gains (losses) on terminated hedges arising during the period	166	(6)
Reclassification adjustments for amortization of unrealized (gains) into net income	(8)	(2)
Unrealized gains on terminated hedges included in AOCI-March 31	$279	$70
Regions expects to reclassify into earnings approximately $420 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $93 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended March 31, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$854	$27

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$7
Recognized on derivatives	—	(22)
Recognized on hedged items	—	22
Net income recognized on fair value hedges	$—	$7

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$102	$—
Income (expense) recognized on cash flow hedges	$102	$—

	Three Months Ended March 31, 2020
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$903	$59

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$4
Recognized on derivatives	—	77
Recognized on hedged items	—	(76)
Net income recognized on fair value hedges	$—	$5

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$9	$—
Income (expense) recognized on cash flow hedges	$9	$—

___
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax.
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2021		December 31, 2020
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
(In millions)
Long-term borrowings	$(1,790)	$(42)	$(2,171)	$(64)

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2021 and December 31, 2020, Regions had $894 million and $924 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2021 and December 31, 2020, Regions had $1.8 billion and $1.9 billion, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2021 and December 31, 2020, the total notional amount related to these contracts was $4.3 billion and $4.1 billion, respectively.

The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2021	2020
	(In millions)
Capital markets income:
Interest rate swaps	$23	$(37)
Interest rate options	15	16
Interest rate futures and forward commitments	9	5
Other contracts	5	(10)
Total capital markets income	52	(26)
Mortgage income:
Interest rate swaps	(67)	98
Interest rate options	(13)	24
Interest rate futures and forward commitments	30	(16)
Total mortgage income	(50)	106
	$2	$80
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2021 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2021 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2021 was approximately $520 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2021 and 2020 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2021 and December 31, 2020, were $95 million and $74 million, respectively, for which Regions had posted collateral of $99 million and $74 million, respectively, in the normal course of business.

NOTE 9. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2020 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$232	$—	$—	$232	$183	$—	$—	$183
Federal agency securities	—	98	—	98	—	105	—	105
Mortgage-backed securities (MBS):
Residential agency	—	18,846	—	18,846	—	19,076	—	19,076
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	6,199	—	6,199	—	5,999	—	5,999
Commercial non-agency	—	570	—	570	—	586	—	586
Corporate and other debt securities	—	1,142	4	1,146	—	1,200	4	1,204
Total debt securities available for sale	$232	$26,855	$5	$27,092	$183	$26,966	$5	$27,154
Loans held for sale	$—	$1,169	$—	$1,169	$—	$1,446	$—	$1,446
Marketable equity securities	$443	$—	$—	$443	$388	$—	$—	$388
Residential mortgage servicing rights	$—	$—	$401	$401	$—	$—	$296	$296
Derivative assets(2):
Interest rate swaps	$—	$1,878	$—	$1,878	$—	$2,750	$—	$2,750
Interest rate options	—	270	31	301	—	477	43	520
Interest rate futures and forward commitments	—	38	—	38	—	11	—	11
Other contracts	1	82	—	83	2	65	1	68
Total derivative assets	$1	$2,268	$31	$2,300	$2	$3,303	$44	$3,349
Equity investments	$—	$—	$—	$—	$—	$74	$—	$74
Derivative liabilities(2):
Interest rate swaps	$—	$1,122	$—	$1,122	$—	$1,464	$—	$1,464
Interest rate options	—	25	—	25	—	28	—	28
Interest rate futures and forward commitments	—	6	—	6	—	26	—	26
Other contracts	1	75	4	80	2	72	6	80
Total derivative liabilities	$1	$1,228	$4	$1,233	$2	$1,590	$6	$1,598
Non-recurring fair value measurements
Loans held for sale	$—	$—	$8	$8	$—	$—	$4	$4
Equity investments without a readily determinable fair value	—	—	—	—	—	—	12	12
Foreclosed property and other real estate	—	—	16	16	—	—	5	5

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
The following tables illustrate rollforwards for residential mortgage servicing rights, which are the only material assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020, respectively.

	Residential mortgage servicing rights
	Three Months Ended March 31
	2021	2020
	(In millions)
Carrying value, beginning of period	$296	$345
Total realized/unrealized gains (losses) included in earnings (1)	73	(102)
Purchases	32	11
Carrying value, end of period	$401	$254
_________
(1)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2021	2020
	(In millions)
Loans held for sale	$(3)	$(3)
Equity investments without a readily determinable fair value	—	(3)
Foreclosed property and other real estate	(7)	(9)
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2021, and December 31, 2020. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2021, and December 31, 2020, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2021
	Level 3 Estimated Fair Value at March 31, 2021	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$401	Discounted cash flow	Weighted-average CPR (%)	5.4% - 21.9% (10.2%)
			OAS (%)	4.8% - 9.5% (5.6%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2020
	Level 3 Estimated Fair Value at December 31, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$296	Discounted cash flow	Weighted-average CPR (%)	8.1% - 31.2% (15.6%)
			OAS (%)	4.8% - 9.5% (5.6%)
_________
(1)See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

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
The Company also elected to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at March 31, 2021.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2021			December 31, 2020
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$1,163	$1,136	$27	$1,439	$1,362	$77
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2021 and 2020. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended March 31
	2021	2020
	(In millions)
Net gains (losses) resulting for the change in fair value of mortgage loans held for sale	$(50)	$10

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2021 are as follows:

	March 31, 2021
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$24,920	$24,920	$24,920	$—	$—
Debt securities held to maturity	1,059	1,131	—	1,131	—
Debt securities available for sale	27,092	27,092	232	26,855	5
Loans held for sale	1,487	1,487	—	1,479	8
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	81,335	82,156	—	—	82,156
Other earning assets(4)	1,074	1,074	443	631	—
Derivative assets	2,300	2,300	1	2,268	31
Financial liabilities:
Derivative liabilities	1,233	1,233	1	1,228	4
Deposits	129,602	129,624	—	129,624	—
Long-term borrowings	2,916	3,351	—	3,086	265
Loan commitments and letters of credit	119	119	—	—	119
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value premium on the loan portfolio's net carrying amount at March 31, 2021 was $821 million or 1.0 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.4 billion at March 31, 2021.
(4)Excluded from this table is the operating lease carrying amount of $188 million at March 31, 2021.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2020 are as follows:

	December 31, 2020
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

NOTE 10. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2020.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised. Accordingly, the prior period was updated to reflect these enhancements. In the first quarter of 2021, the net interest income allocation methodology was enhanced. All net interest income including the FTP offset, activities of the treasury function, securities portfolio and interest rate risk activities is allocated to the three reporting segments.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$435	$497	$35	$—	$967
Provision for (benefit from) credit losses	79	73	3	(297)	(142)
Non-interest income	193	331	92	25	641
Non-interest expense	267	529	94	38	928
Income (loss) before income taxes	282	226	30	284	822
Income tax expense (benefit)	70	57	7	46	180
Net income (loss)	$212	$169	$23	$238	$642
Average assets	$59,492	$34,053	$2,047	$50,962	$146,554

	Three Months Ended March 31, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$352	$538	$38	$—	$928
Provision for credit losses	53	88	4	228	373
Non-interest income (loss)	104	315	87	(21)	485
Non-interest expense	235	499	87	15	836
Income (loss) before income taxes	168	266	34	(264)	204
Income tax expense (benefit)	42	67	9	(76)	42
Net income (loss)	$126	$199	$25	$(188)	$162
Average assets	$55,085	$34,600	$2,060	$33,026	$124,771

NOTE 11. COMMITMENTS, CONTINGENCIES AND GUARANTEES
COMMERCIAL COMMITMENTS
Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the creditworthiness of the customer. Credit risk is represented in unused commitments to extend credit, standby letters of credit and commercial letters of credit. Refer to Note 24 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding these instruments.

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2021	December 31, 2020
	(In millions)
Unused commitments to extend credit	$59,377	$56,644
Standby letters of credit	1,660	1,742
Commercial letters of credit	72	132
Liabilities associated with standby letters of credit	27	25
Assets associated with standby letters of credit	27	25
Reserve for unfunded credit commitments	92	126
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of March 31, 2021, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly.
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

GUARANTEES
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third for the majority of its DUS servicing portfolio. At March 31, 2021 and December 31, 2020, the Company's DUS servicing portfolio totaled approximately $4.6 billion and $4.5 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.5 billion at both March 31, 2021 and December 31, 2020. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million at both March 31, 2021 and December 31, 2020. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2020, for additional information.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2021
ASU 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes
The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

		January 1, 2021	The adoption of this guidance did not have a material impact.
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
		January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	The amendments in this Update were issued to clarify that entities should reevaluate at each reporting period whether callable debt securities are within the scope of the guidance in Topic 310-20, which requires the premium on such debt securities to be amortized to the next call date.	January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2020-10, Codification Improvements	This Update was issued to make minor technical corrections and improvements to the Codification as part of an ongoing FASB project to clarify guidance and correct inconsistent application of unclear guidance. The ASU codifies in Section 50 (Disclosure) of various Codification Topics the disclosure guidance that includes an option to provide certain information either on the face of the financial statements or in notes to the financial statements that was previously codified only in Section 45 (Other Presentation Matters). It also amends various Codification Topics to clarify guidance that may have been unclear when originally codified and that has resulted in inconsistent application.	January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2021-01 Reference Rate Reform (Topic 848)	The Update was issued to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, would apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 are included to capture the incremental consequences of the scope refinement and to tailor the existing guidance to derivative instruments affected by the discounting transition.	The Update is effective upon issuance and can be applied through December 31, 2022	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2020, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2021 compared to the three months ended March 31, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2021 compared to December 31, 2020.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2021, Regions operated 1,366 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
FIRST QUARTER OVERVIEW
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. Regions' April 2021 baseline forecast anticipates real GDP growth of 6.2 percent in 2021, 4.1 percent in 2022, and 2.3 percent in 2023. The April baseline forecast anticipates the level of real GDP will return to the fourth quarter 2019 level, the last quarter free of the effects of COVID-19, in the second quarter of 2021. While the downside risks posed by the COVID-19 virus have not been eliminated, they nonetheless have diminished with further progress on the vaccination front. Further reopening of the economy and significant fiscal and monetary support are expected to lead to notably rapid growth over coming quarters, but it is anticipated that by year-end 2022 the economy will be on a path of growth of around 2.0 percent that prevailed prior to the pandemic. As has been the case over the past year, there remains a heightened degree of uncertainty around economic forecasts being made at present.
There was a marked acceleration in the pace of economic activity in March 2021, as evidenced in the data on nonfarm employment, consumer spending, residential construction, and personal income. The monthly surveys conducted by the ISM show accelerating and broad-based expansions in the manufacturing sector and the broad services sector; and in March, the ISM Manufacturing Index reached its highest level since December 1983 and the ISM Non-Manufacturing Index rose to its highest level on record. The acceleration in the pace of economic activity in March in part reflects payback for activity having been held down by unusually harsh winter weather in February, but also reflects further reopening of the economy and the distribution of the bulk of the third round of Economic Impact Payments of up to $1,400 per eligible recipient.
The third round of Economic Impact Payments came on top of an already elevated household saving rate. While there are questions as to whether, or to what extent, consumer behavior and attitudes will have changed after the experiences of the pandemic, it is nonetheless expected that coming months will see a significant spike in consumer spending, particularly spending on services, as further progress is made on the vaccination front and the economy more fully reopens. Additional fiscal policy support will also contribute to a faster pace of economic growth. While supply chain/logistics issues pose a headwind, particularly for motor vehicle producers, the broad-based expansion in the manufacturing sector is expected to continue over coming quarters, and business investment spending will contribute to top-line real GDP growth. Single family residential construction will also be additive to growth, but the for-sale segment of the housing market remains plagued by notably low inventories of homes, new and existing, for sale. Along with strong demand, lean inventories have contributed to robust house price appreciation which, in conjunction with higher mortgage interest rates, could weigh on affordability. However, new home construction and sales are expected to contribute to top-line real GDP growth.
Inflation is expected to accelerate further in the months ahead, reflecting base effects, supply chain/logistics bottlenecks, and services prices adjusting to the economy reopening, while further weakness in the U.S. dollar could also add to inflation pressures. While base effects are obviously transitory, it is unclear whether, or to what extent, inflation pressures will be sustained, particularly to the point the FOMC would feel compelled to respond. Still, to the extent inflation, and inflation expectations, rise over coming quarters, that will be a source of upward pressure on longer-term market interest rates, with added pressure stemming from larger government budget deficits that will necessitate increased debt issuance. With the short end of the yield curve well-anchored, persistent steepening of the yield curve could at some point lead the FOMC to alter the composition of FRB asset purchases, putting more emphasis on longer-dated assets and less emphasis on shorter-dated assets. We expect no changes in the pace of FRB asset purchases in 2021, nor do we anticipate any changes in the Fed funds rate target range at least through 2022.
The Biden Administration’s proposed $2.3 trillion infrastructure plan is not incorporated into the April baseline forecast, as at present there are no final details on either the spending side or the tax side of the plan. Still, expectations of the potential economic effects of the plan should be tempered by the fact that spending would be phased in over an eight-year period and may be at least partially offset by tax increases. As such, the net effect on GDP growth in any single year over the 2022-2029 period could be relatively small.
In March 2021, many of the top depository states in the Regions footprint had significantly lower unemployment rates than the U.S as a whole, which could indicate a more accelerated economic recovery in these states. Furthermore, parts of the Regions footprint, most notably Florida, that are traditionally more reliant on travel and tourism will continue to benefit from further reopening of the economy and increased mobility. However, Texas and Louisiana have above-average exposure to energy, so these economies could be more prone to lasting effects if the recovery does prove to be slower than is now anticipated.
The continued signs of economic improvement, with consideration of uncertainty inherent in the forecast, impacted Regions' forecast utilized in calculating the ACL as of March 31, 2021. See the "Allowance" section for further information.
COVID-19 Pandemic
Regions' business operations and financial results are influenced by the economic environment in which the Company operates. In the first quarter of 2021, the economic forecast continued to show signs of recovery. While some uncertainty remains, the economic forecast shows a much more positive outlook as the economy moves toward fully reopening. There are select areas where the COVID-19 pandemic impacted first quarter conditions, as discussed below. Regions expects that the pandemic will continue to influence economic conditions and the Company's financial results in future quarters.
While branch lobbies are open for business, Regions continues to keep measures in place to ensure associate and customer safety, such as providing face coverings for all associates and reducing occupancy levels to encourage social distancing. Regions is in the process of implementing a phased approach to return remote working associates to office locations. As of March 31, 2021, approximately 90 percent of the Company's non-branch associates are working remotely.

During the first quarter of 2021, the Company continued to offer financial assistance to support customers who were experiencing financial hardships related to the COVID-19 pandemic. This assistance included offering special COVID-related payment deferral or forbearance programs for the Company's mortgage and home equity loan customers.
Regions' outstanding deferrals have declined 92 percent since the initial relief provided in early 2020 from $5.7 billion as of June 30, 2020 to $437 million as of March 31, 2021. Of total outstanding deferrals, 61 percent are related to residential mortgages that are government guaranteed. Of the loan balances that have exited deferral, 96 percent were either current or less than 30 days past due.
As a certified SBA lender, Regions experienced a slight increase in lending activity in the first quarter of 2021 as the Company continued to assist customers through the loan process under the PPP. Under this program, Regions has approximately 45,900 loans outstanding totaling approximately $4.3 billion as of March 31, 2021.
Regions continues to have strong liquidity and capital levels, which have the Company well-prepared to respond to customer borrowing needs. The Company has ample sources of liquidity that include a stable deposit base, cash balances held at the Federal Reserve, borrowing capacity at the Federal Home Loan Bank, unencumbered highly liquid securities, and borrowing availability at the Federal Reserve's discount window. See the "Liquidity", "Shareholders' Equity", and "Regulatory Capital" sections for further information.
The COVID-19 pandemic also affected non-interest income. With additional government stimulus and changes in customer behavior, combined with continued enhancements to overdraft practices and transaction postings, the Company estimates consumer service charges will remain 10 percent to 15 percent below pre-pandemic levels. See Table 24 "Non-Interest Income" for more detail.
Regions has experienced a modest increase in cyber events as a result of the COVID-19 pandemic, however the Company's layered control environment has effectively detected and prevented any material impact related to these events. Refer to the "Information Security" section for further detail.
Supervisory Stress Test Update
During the third quarter of 2020, the FRB finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. On April 21, 2021, the Company declared a cash dividend for the second quarter of 2021 of $0.155 per share, which was in compliance with the Federal Reserve's SCB framework.
While Regions was not required to participate in the 2021 CCAR, the Company chose to participate in part to have the Federal Reserve re-evaluate Regions' SCB. The submission was made in April 2021 and the Company expects to receive the results by June 30, 2021, with an effective date of October 1, 2021.
First Quarter Results
Regions reported net income available to common shareholders of $614 million, or $0.63 per diluted share, in the first quarter of 2021 compared to $139 million, or $0.14 per diluted share, in the first quarter of 2020.
For the first quarter of 2021, net interest income (taxable-equivalent basis) totaled $1.0 billion, up $38 million compared to the first quarter of 2020. The net interest margin (taxable-equivalent basis) was 3.02 percent for the first quarter of 2021 and 3.44 percent in the first quarter of 2020. The increase in net interest income was primarily driven by decreases in deposit costs and outstanding borrowings. Net interest margin was negatively impacted by excess cash balances due to significant deposit growth. Refer to Table 20 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further details.
The benefit from credit losses totaled $142 million in the first quarter of 2021, as compared to a provision of $373 million during the first quarter of 2020. The current quarter benefit was primarily due to continuing improvement in credit metrics, improvement in macroeconomic conditions and recent government stimulus programs. Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $83 million, or an annualized 0.40 percent of average loans, in the first quarter of 2021, compared to $123 million, or an annualized 0.59 percent for the first quarter of 2020. The decrease was primarily driven by broad-based improvements across most portfolios. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance was 2.44 percent of total loans, net of unearned income at March 31, 2021 compared to 2.69 percent at December 31, 2020. The decrease was impacted by the factors discussed above. The allowance was 280 percent of total non-performing loans at March 31, 2021 compared to 308 percent at December 31, 2020. Total non-performing loans (excluding loans held for sale) remained flat at 0.87 percent of total loans, net of unearned income, at both March 31, 2021 and December 31, 2020. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $641 million for the first quarter of 2021, a $156 million increase from the first quarter of 2020. The increase was primarily driven by higher mortgage and capital markets income and positive market valuation adjustments on employee benefit assets. The increases were partially offset by lower service charges income. See Table 24 "Non-Interest Income" for more detail.
Total non-interest expense was $928 million in the first quarter of 2021, a $92 million increase from the first quarter of 2020. The increase was primarily driven by higher salaries and employee benefit expenses. See Table 25 "Non-Interest Expense" for more detail.
Income tax expense for the three months ended March 31, 2021 was $180 million compared to $42 million for the same period in 2020. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Expectations

2021 Expectations
Category	Expectation
Total Adjusted Revenue(1)	Down modestly (depending on timing and amount of PPP forgiveness)
Adjusted Non-Interest Expense	Stable
Adjusted Average Loans	Down low single digits
Adjusted Ending Loans	Up low single digits
Net charge-offs/ average loans	40 - 50 basis points
Effective tax rate	Approximately 22%
_____
(1)Total revenue guidance assumes short-term rates remain near zero and the 10-year U.S Treasury yield remains between 1.5%-1.75%.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $7.0 billion from year-end 2020 to March 31, 2021, due primarily to an increase in cash on deposit with the FRB. Excess liquidity from deposit growth is held at the FRB. Deposit growth was primarily driven by consumer deposits from recent government stimulus payments during the first quarter of 2021. See the "Liquidity" and "Deposits" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	March 31, 2021	December 31, 2020
	(In millions)
U.S. Treasury securities	$232	$183
Federal agency securities	98	105
Mortgage-backed securities:
Residential agency	19,330	19,611
Residential non-agency	1	1
Commercial agency	6,774	6,586
Commercial non-agency	570	586
Corporate and other debt securities	1,146	1,204
	$28,151	$28,276
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
Debt securities decreased $125 million from December 31, 2020 to March 31, 2021. The decrease from year-end was primarily the result of a reduction in net unrealized gains due to an increase in market interest rates.
LOANS HELD FOR SALE
    Loans held for sale totaled $1.5 billion at March 31, 2021, consisting of $1.2 billion of residential real estate mortgage loans, $316 million of commercial mortgage and other loans, and $8 million of non-performing loans. At December 31, 2020, loans held for sale totaled $1.9 billion, consisting of $1.4 billion of residential real estate mortgage loans, $460 million of commercial mortgage and other loans, and $6 million of non-performing loans. In the fourth quarter of 2020, Regions made the decision to sell a certain portfolio of $239 million commercial and industrial loans, which were reclassified to held for sale as of December 31, 2020. As of March 31, 2021, these loans remain in the held for sale portfolio. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 64 percent of Regions’ interest-earning assets at March 31, 2021. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2021	December 31, 2020
	(In millions, net of unearned income)
Commercial and industrial	$43,241	$42,870
Commercial real estate mortgage—owner-occupied (1)	5,335	5,405
Commercial real estate construction—owner-occupied (1)	293	300
Total commercial	48,869	48,575
Commercial investor real estate mortgage	5,405	5,394
Commercial investor real estate construction	1,817	1,869
Total investor real estate	7,222	7,263
Residential first mortgage	16,643	16,575
Home equity lines	4,286	4,539
Home equity loans	2,631	2,713
Indirect—vehicles	768	934
Indirect—other consumer	2,262	2,431
Consumer credit card	1,111	1,213
Other consumer	963	1,023
Total consumer	28,664	29,428
	$84,755	$85,266
__________
(1)Collectively referred to as CRE.
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2020 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding Regions’ portfolio segments and related classes, as well as the risks specific to each.
Many classes within Regions' portfolio segments continue to experience the impact of the COVID-19 pandemic. The extent to which Regions' borrowers are ultimately impacted will be influenced by the duration and severity of the economic impact, the timely distribution and efficacy of a vaccine, as well as the effectiveness of various government stimulus programs in place to support individuals and businesses. See Table 3 and Table 4 below for more detail.

Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $371 million since year-end 2020. The March 31, 2021 balance includes $4.3 billion of PPP loans, an increase of $700 million compared to year-end 2020. Although commercial and industrial loans increased modestly, line utilization levels continued to decline to historically low levels since year-end driven by continued excess liquidity and customer deleveraging.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	March 31, 2021
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,622	$989	$2,611
Agriculture	419	257	676
Educational services	2,985	895	3,880
Energy	1,600	2,312	3,912
Financial services	4,143	5,254	9,397
Government and public sector	2,851	603	3,454
Healthcare	4,016	2,512	6,528
Information	1,865	1,148	3,013
Manufacturing	4,598	4,262	8,860
Professional, scientific and technical services	2,631	1,575	4,206
Real estate (1)	7,184	7,940	15,124
Religious, leisure, personal and non-profit services	2,046	739	2,785
Restaurant, accommodation and lodging	2,246	407	2,653
Retail trade	2,647	2,096	4,743
Transportation and warehousing	2,734	1,523	4,257
Utilities	2,024	2,654	4,678
Wholesale goods	3,305	3,197	6,502
Other (2)	(47)	2,767	2,720
Total commercial	$48,869	$41,130	$89,999

	December 31, 2020 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,605	$1,017	$2,622
Agriculture	424	332	756
Educational services	3,055	852	3,907
Energy	1,676	2,337	4,013
Financial services	4,416	4,905	9,321
Government and public sector	2,907	621	3,528
Healthcare	4,141	2,468	6,609
Information	1,699	1,096	2,795
Manufacturing	4,555	4,216	8,771
Professional, scientific and technical services	2,467	1,594	4,061
Real estate (1)	7,285	7,456	14,741
Religious, leisure, personal and non-profit services	1,966	810	2,776
Restaurant, accommodation and lodging	2,196	341	2,537
Retail trade	2,578	2,178	4,756
Transportation and warehousing	2,731	1,415	4,146
Utilities	1,829	2,758	4,587
Wholesale goods	3,050	3,303	6,353
Other (2)	(5)	1,774	1,769
Total commercial	$48,575	$39,473	$88,048
________
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

Regions has identified certain industry sectors within the commercial and investor real estate portfolio segments that have the highest risk due to COVID-19. A bottom-up review was performed in the first quarter of 2021, which narrowed high-risk industry sectors compared to year-end 2020. As of March 31, 2021, these high-risk industries include energy, healthcare, consumer services and travel, retail, restaurants, and hotels. Identified COVID-19 high-risk balances have declined $1.8 billion from $5.2 billion at year-end 2020 to $3.4 billion as of March 30, 2021.
Industries and sub-sectors identified as high-risk may change in future periods depending on how the macroeconomic environment conditions develop over time. These identified high-risk industries, and specified sectors within these industries, are detailed in Table 4 below. PPP loan balances are not included in Table 4 as these loans are not considered high risk, as they are fully guaranteed by the U.S. government. Regions is closely monitoring customers in these industries and has frequent dialogue with these customers. All loans within these tables are in the commercial portfolio segment, unless specifically identified as IRE.

Table 4—COVID-19 High-Risk Industries

	March 31, 2021
	Balance Outstanding	% of Total Loans	Utilization %	Leveraged % of Balance	SNC % of Balance	% Criticized(2)
	($ in millions)
Commercial
Energy - E&P, oilfield services	$1,053	1.2%	59%	—%	80%	32%
Healthcare - offices of other health practitioners	181	0.2%	60%	5%	25%	4%
Consumer services & travel - amusement, arts and recreation, personal care services, charter bus industry	655	0.8%	77%	18%	17%	8%
Retail (non-essential) - clothing	86	0.1%	34%	11%	36%	24%
Restaurants - full services	651	0.8%	75%	45%	34%	55%
Total commercial	2,626	3.1%	65%	16%	48%	30%

REITs and IRE
Hotels - full service, limited service, extended stay	277	0.3%	94%	—%	—%	94%
Total REITs and IRE	277	0.3%	94%	—%	—%	94%

Total COVID-19 high-risk industries	$2,910
Other specifically identified at-risk assets (1)	$451
Total COVID-19 high-risk and other	$3,361
_______
(1)Represents balances considered high-risk that are not included in COVID-19 high-risk industries
(2)Regions defines classified loans as commercial and investor real estate loans risk-rated substandard accrual and non-accrual, and criticized loans as those risk-rated special mention, substandard accrual and non-accrual. Criticized loans are also referred to as "criticized and classified".
Of the COVID-19 high-risk industries and sub-sectors noted in the table above, Regions considers certain ones worthy of further discussion as described below. The period over period trends in the credit metrics such as percent criticized and the leveraged percent of balance as illustrated in Table 4 are indicators of a higher level of risk in those industries and sub-sectors.
Regions' direct energy portfolio is comprised mostly of E&P and midstream sector borrowers. As of March 31, 2021, the outstanding balance of high-risk energy loans declined compared to December 31, 2020 levels. The outstanding balance of criticized loans in this category also decreased and there were no leveraged loans included within the direct energy portfolio at March 31, 2021. During the first three months of 2021, Regions recognized a nominal amount of energy charge-offs. Furthermore, oil prices rebounded from all-time lows in April 2020 returning to pre-pandemic levels and hedge positions are strong for oil producers and natural gas providers.
Full service restaurant lending remains a focus as areas of the economy begin to reopen. Regions' exposure in restaurant lending identified as high risk continued to decline as outstanding balances decreased $54 million from year-end 2020. The balance of criticized loans in the high-risk restaurant lending portfolio also decreased as compared to December 31, 2020. During the three months ended March 31 2021, Regions recognized gross restaurant charge-offs of $3 million.
Regions' hotel-related portfolio is primarily comprised of 11 REIT customers. These loans are unsecured commercial and industrial loans; however, they are real estate related. The REIT portfolio benefits from low leverage, strong liquidity, and diversity of property holdings. Regions' exposure in hotel-related lending identified as high risk increased by $8 million compared to December 31, 2020, however the balance of retail-related IRE loans identified as high risk decreased significantly.

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $41 million in comparison to 2020 year-end balances.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $68 million in comparison to 2020 year-end balances. The increase in residential first mortgage loans was primarily driven by an increase in originations due to continued historically low market interest rates. Approximately $1.5 billion in new loan originations were retained on the balance sheet through the first three months of 2021.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $253 million in comparison to 2020 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2021. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 5—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2021	109	2.55%	90	2.10%	199
2022	81	1.89%	80	1.86%	161
2023	113	2.63%	85	1.98%	198
2024	156	3.63%	115	2.69%	271
2025	158	3.68%	177	4.13%	335
2026-2031	1,705	39.78%	1,340	31.26%	3,045
2031-2035	47	1.11%	24	0.56%	71
Thereafter	2	0.06%	4	0.09%	6
Total	2,371	55.33%	1,915	44.67%	4,286
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $82 million in comparison to 2020 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

Table 6—Estimated Current Loan to Value Ranges

	March 31, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$12	$2	$1	$4	$2
Above 80% - 100%	2,587	25	55	20	10
80% and below	13,784	2,312	1,783	2,393	192
Data not available	260	32	76	6	4
	$16,643	$2,371	$1,915	$2,423	$208

	December 31, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$20	$4	$2	$5	$4
Above 80% - 100%	2,510	32	82	22	12
80% and below	13,790	2,417	1,888	2,452	207
Data not available	255	32	82	7	4
	$16,575	$2,485	$2,054	$2,486	$227
Indirect—Vehicles
Indirect-vehicles lending, which was lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio decreased $166 million from year-end 2020 as Regions has discontinued its indirect auto lending business. The Company remains in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio decreased $169 million from year-end 2020 due to exiting a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $102 million from year-end 2020 reflecting lower credit card transaction volume as well as elevated payment rates.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $60 million from year-end 2020.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for all consumer loans. For more information on credit quality indicators refer to Note 3 "Loans and the Allowance for Credit Losses" .

ALLOWANCE
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Discussion of the methodology used to calculate the allowance is included in Note 1 "Summary of Significant Accounting Policies" and Note 6 "Allowance for Credit Losses" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2020, as well as related discussion in Management's Discussion and Analysis.
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
The allowance totaled $2.1 billion at March 31, 2021 compared to $2.3 billion at December 31, 2020, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 7 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 7— Allowance Changes

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In millions)
Allowance for credit losses, beginning balance (as adjusted for change in accounting guidance) (1)	$2,293	$1,415
Net charge-offs	(83)	(123)
Provision over (less than) net charge-offs:
Economic outlook and adjustments	(130)	223
Changes in portfolio credit quality	(14)	42
Changes in specific reserves	(17)	36
Other portfolio changes (2)	19	72
Total provision over (less than) net charge-offs	(225)	250
Allowance for credit losses, ending balance	$2,068	$1,665

_______
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets in the first quarter of 2020.
(2)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs and changes in the mix of total outstanding loans.. This line item excludes the impact of PPP loans of $4.3 billion as of March 31, 2021, which are fully backed by the U.S. government and have an immaterial associated allowance.

Credit metrics are monitored throughout the quarter in order to understand external macro-views of credit metrics, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. The first quarter of 2021 exhibited continued signs of improvement, as evidenced by a modest improvement in almost all credit metrics. Commercial and investor real estate criticized balances decreased approximately $44 million, total net charge-offs decreased $11 million, and non-performing loans, excluding held for sale, decreased approximately $7 million compared to the fourth quarter of 2020. Conversely, classified balances increased $144 million compared to the fourth quarter of 2020. Additionally, mortgage LTVs are holding up well and the HPI showed robust appreciation. Regions continued to perform a bottom-up review of loan portfolios during the first quarter of 2021, which resulted in fewer sectors considered high-risk compared to the fourth quarter of 2020. As of March 31, 2021, $3.4 billion of commercial and investor real estate loans are in COVID-19 high-risk industry segments, a decline of $1.8 billion from December 31, 2020. These high-risk industries include energy, healthcare, consumer services and travel, retail, restaurants, and hotels. Refer to the "Portfolio Characteristics" section for more information about the high-risk industries. As the credit risk within Regions' loan portfolio continues to be evaluated, both negative and positive factors of the ever-evolving economic landscape were considered in determining the allowance estimate.
As economic activity accelerated and additional fiscal and monetary policy moved through the system, the first quarter of 2021 showed signs of economic improvement, evidenced by higher consumer spend in the current quarter. While economic growth continued to improve, the public health crisis is not resolved and economic uncertainty still remains. Regions' economic forecast utilized in the March 31, 2021 allowance estimate considered the continued improvement of the economic outlook, the economy reopening further and increased distribution of vaccines. Refer to the Economic Environment in Regions' Banking

Markets within the "First Quarter Overview" section for more information. Furthermore, Regions benchmarked its internal forecast with external forecasts and external data available.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of March 31, 2021. The unemployment rate is the most significant macroeconomic factor among the CECL models. Unemployment remained normalized in the first quarter as noted above.
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		March 31, 2021
	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023
Real GDP, annualized % change	4.90%	6.80%	6.30%	4.90%	3.90%	2.70%	2.60%	2.40%	2.30%
Unemployment rate	6.20%	5.80%	5.50%	5.20%	4.80%	4.70%	4.50%	4.30%	4.10%
HPI, year-over-year % change	10.10%	10.00%	8.10%	5.70%	3.50%	3.00%	3.00%	3.00%	3.00%
S&P 500	3,833	3,858	3,892	3,911	3,951	3,989	4,018	4,056	4,091
All of these factors, along with credit improvement described above, were significant drivers of the modeled decreases in the allowance. While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The March 31, 2021 general imprecision allowance reflected management's caution with respect to the modeled reductions in the allowance given the uncertainty surrounding the pace of economic recovery as the changing status of the pandemic unfolds.
Based on the overall analysis performed, management deemed an allowance of $2.1 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of March 31, 2021.

Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 9 "Allowance for Credit Losses." As noted above, economic trends such as interest rates, unemployment, volatility in commodity prices and collateral valuations as well as the length and depth of the COVID-19 pandemic and the impact of the CARES Act and other policy accommodations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2021 and beyond.
Table 9—Allowance for Credit Losses

	Three Months Ended March 31
	2021	2020
	(Dollars in millions)
Allowance for loan losses at January 1	$2,167	$869
Cumulative change in accounting guidance (1)	—	438
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	2,167	1,307

Loans charged-off:
Commercial and industrial	45	68
Commercial real estate mortgage—owner-occupied	1	3
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	15	—
Residential first mortgage	1	1
Home equity lines	2	4
Home equity loans	—	1
Indirect—vehicles	2	6
Indirect—other consumer	20	23
Consumer credit card	12	16
Other consumer	15	22
	114	144
Recoveries of loans previously charged-off:
Commercial and industrial	16	5
Commercial real estate mortgage—owner-occupied	—	2
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	—	1
Residential first mortgage	1	1
Home equity lines	3	3
Home equity loans	—	1
Indirect—vehicles	1	2
Indirect—other consumer	1	—
Consumer credit card	3	2
Other consumer	6	4
	31	21
Net charge-offs:
Commercial and industrial	29	63
Commercial real estate mortgage—owner-occupied	1	1
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	15	(1)
Residential first mortgage	—	—
Home equity lines	(1)	1
Home equity loans	—	—
Indirect—vehicles	1	4
Indirect—other consumer	19	23
Consumer credit card	9	14
Other consumer	9	18
	83	123
Provision for (benefit from) loan losses	(108)	376
Allowance for loan losses at March 31	1,976	1,560
Reserve for unfunded credit commitments at beginning of year	126	45
Cumulative change in accounting guidance (1)	—	63
Provision for (benefit from) unfunded credit losses	(34)	(3)
Reserve for unfunded credit commitments at March 31	92	105
Allowance for credit losses at March 31	$2,068	$1,665

	Three Months Ended March 31
	2021	2020
	(Dollars in millions)
Loans, net of unearned income, outstanding at end of period	$84,755	$88,098
Average loans, net of unearned income, outstanding for the period	$84,755	$83,249
Net loan charge-offs as a % of average loans, annualized:
Commercial and industrial	0.28%	0.63%
Commercial real estate mortgage—owner-occupied	0.09%	0.07%
Commercial real estate construction—owner-occupied	0.93%	—%
Total commercial	0.26%	0.56%
Commercial investor real estate mortgage	1.11%	(0.06)%
Commercial investor real estate construction	—%	(0.01)%
Total investor real estate	0.82%	(0.05)%
Residential first mortgage	—%	—%
Home equity—lines of credit	(0.06)%	0.10%
Home equity—closed-end	—%	(0.02)%
Indirect—vehicles	0.32%	0.94%
Indirect—other consumer	3.28%	2.83%
Consumer credit card	3.19%	4.16%
Other consumer	4.02%	5.73%
Total consumer	0.52%	0.79%
Total	0.40%	0.59%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	2.44%	1.89%
Allowance for credit losses at end of period to loans, excluding PPP, net (non-GAAP) (2)	2.57%	1.89%
Allowance for loan losses at end of period to loans, net of unearned income	2.33%	1.77%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	280%	261%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	268%	244%
_______
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.
(2)See Table 19 for calculation.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	March 31, 2021			December 31, 2020
	Loan Balance	Allowance Allocation	Allowance to Loans % (1)	Loan Balance	Allowance Allocation	Allowance to Loans % (1)
	(Dollars in millions)
Commercial and industrial	$43,241	$921	2.1%	$42,870	$1,027	2.4%
Commercial real estate mortgage—owner-occupied	5,335	206	3.9	5,405	242	4.5
Commercial real estate construction—owner-occupied	293	22	7.5	300	24	8.0
Total commercial	48,869	1,149	2.4	48,575	1,293	2.7
Commercial investor real estate mortgage	5,405	134	2.5	5,394	167	3.1
Commercial investor real estate construction	1,817	27	1.5	1,869	30	1.6
Total investor real estate	7,222	161	2.2	7,263	197	2.7
Residential first mortgage	16,643	152	0.9	16,575	155	0.9
Home equity lines	4,286	114	2.7	4,539	122	2.7
Home equity loans	2,631	38	1.4	2,713	33	1.2
Indirect—vehicles	768	9	1.1	934	19	2.0
Indirect—other consumer	2,262	218	9.6	2,431	241	9.9
Consumer credit card	1,111	149	13.4	1,213	161	13.3
Other consumer	963	78	8.1	1,023	72	7.0
Total consumer	28,664	758	2.6	29,428	803	2.7
Total	$84,755	$2,068	2.4%	$85,266	$2,293	2.7%
Less: SBA PPP loans	4,317	3	0.1%	3,624	1	—
Total, excluding PPP loans (2)	$80,438	$2,065	2.6%	$81,642	$2,292	2.8%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Non-GAAP; see Table 19 for reconciliation.
TROUBLED DEBT RESTRUCTURINGS (TDRs)
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulty. As provided initially in the CARES Act passed into law on March 27, 2020 and subsequently extended through the Consolidated Appropriations Act signed into law on December 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or January 1, 2022 are eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below.
Under Regions' COVID-19 deferral and forbearance programs, customer payments are deferred for a period of time, typically 90 days. Upon expiration of the deferral period, customers may apply for additional relief or resume making payments on their loans. Repayment plans for the deferrals differ depending on the loan type and repayment ability of the borrower. The TDR relief and short-term nature of most COVID-19 deferrals precluded these modifications from being classified as TDRs as of March 31, 2021.
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

Table 11—Troubled Debt Restructurings

	March 31, 2021		December 31, 2020
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$77	$5	$77	$6
Investor real estate	12	2	44	1
Residential first mortgage	208	32	188	23
Home equity lines	33	5	35	5
Home equity loans	71	10	78	8
Consumer credit card	1	—	1	—
Other consumer	4	—	4	—
	406	54	427	43
Non-accrual status or 90 days past due and still accruing:
Commercial	125	28	124	18
Investor real estate	—	—	—	—
Residential first mortgage	36	6	42	6
Home equity lines	3	—	2	—
Home equity loans	7	1	7	1
	171	35	175	25
Total TDRs - Loans	$577	$89	$602	$68

TDRs - Held For Sale	1	—	1	—
Total TDRs	$578	$89	$603	$68
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
Table 12—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$201	$44	$245	$33
Additions	20	5	81	1
Charge-offs	(1)	—	(35)	—
Other activity, inclusive of payments and removals (1)	(18)	(37)	(76)	(19)
Balance, end of period	$202	$12	$215	$15
________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $4 million of commercial loans and $37 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the three months ended March 31, 2021. During the three months ended March 31, 2020, $11 million of commercial loans and $12 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.
NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:

Table 13—Non-Performing Assets

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$426	$418
Commercial real estate mortgage—owner-occupied	93	97
Commercial real estate construction—owner-occupied	9	9
Total commercial	528	524
Commercial investor real estate mortgage	100	114
Total investor real estate	100	114
Residential first mortgage	53	53
Home equity lines	48	46
Home equity loans	9	8
Total consumer	110	107
Total non-performing loans, excluding loans held for sale	738	745
Non-performing loans held for sale	8	6
Total non-performing loans(1)	746	751
Foreclosed properties	21	25
Total non-performing assets(1)	$767	$776
Accruing loans 90 days past due:
Commercial and industrial	$8	$7
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	9	8
Residential first mortgage(2)	87	99
Home equity lines	19	19
Home equity loans	14	13
Indirect—vehicles	3	4
Indirect—other consumer	4	5
Consumer credit card	14	14
Other consumer	4	2
Total consumer	145	156
	$154	$164
Non-performing loans(1) to loans and non-performing loans held for sale	0.88%	0.88%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.90%	0.91%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $51 million at March 31, 2021 and $57 million at December 31, 2020.
Non-performing loans at March 31, 2021 have decreased compared to year-end levels, primarily driven by a slight decline in commercial investor real estate.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 14— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$524	$114	$107	$745
Additions	134	2	3	139
Net payments/other activity	(64)	—	—	(64)
Return to accrual	(18)	—	—	(18)
Charge-offs on non-accrual loans(2)	(42)	(15)	—	(57)
Transfers to held for sale(3)	(4)	(1)	—	(5)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of period	$528	$100	$110	$738

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$431	$2	$74	$507
Additions	258	—	—	258
Net payments/other activity	(52)	(1)	(2)	(55)
Return to accrual	(2)	—	—	(2)
Charge-offs on non-accrual loans(2)	(60)	—	—	(60)
Transfers to held for sale(3)	(3)	—	—	(3)
Transfers to real estate owned	(2)	—	—	(2)
Sales	(5)	—	—	(5)
Balance at end of period	$565	$1	$72	$638
________
(1)All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.
(2)Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)Transfers to held for sale are shown net of charge-offs of $2 million and $1 million recorded upon transfer for the three months ended March 31, 2021 and 2020, respectively.
GOODWILL
Goodwill totaled $5.2 billion at both March 31, 2021 and December 31, 2020 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the first quarter of 2021 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2021 interim period.

DEPOSITS
Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service and competitive pricing and convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality banking services and the Company's digital channels and contact center.
The following table summarizes deposits by category:
Table 15—Deposits

	March 31, 2021	December 31, 2020
	(In millions)
Non-interest-bearing demand	$55,925	$51,289
Savings	13,500	11,635
Interest-bearing transaction	24,757	24,484
Money market—domestic	30,448	29,719
Time deposits	4,970	5,341
Customer deposits	129,600	122,468
Corporate treasury time deposits	2	11
	$129,602	$122,479
Total deposits at March 31, 2021 increased approximately $7.1 billion compared to year-end 2020 levels, driven by increases in non-interest-bearing demand, savings, interest-bearing transaction and domestic money market categories. These increases were partially offset by a decrease in customer time deposits. Increases across all categories are primarily driven by an increase in customer deposit balances due to recent government stimulus payments and, to a lesser degree, new account growth. Also contributing to non-interest bearing demand growth is an increase in deposits from business customers who continued to retain excess liquidity. Customer time deposits decreased due to maturities, and continued lower interest rates resulted in a decrease in the utilization of time deposit accounts.
LONG-TERM BORROWINGS
Table 16—Long-Term Borrowings

	March 31, 2021	December 31, 2020
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$—	$360
3.80% senior notes due August 2023	997	997
2.25% senior notes due April 2025	745	744
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	155	155
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	42	64
	2,337	2,718
Regions Bank:
2.75% senior notes due April 2021	—	190
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	—	66
6.45% subordinated notes due June 2037	496	496
Ascentium note securitizations	81	97
Other long-term debt	2	2
	579	851
Total consolidated	$2,916	$3,569
Long-term borrowings decreased by approximately $653 million since year-end 2020 due primarily to redemptions of parent and bank debt. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB, which is currently not being utilized.

On January 12, 2021, Regions sent notices of redemption, which resulted in the redemption on January 22, 2021, of its 3.20% senior notes due February 2021 pursuant to their terms, at an aggregate redemption price equal to the sum of 100% of the principal amount of the notes being redeemed and any accrued and unpaid interest to, but excluding, the redemption date.
On February 19, 2021, Regions Bank sent notices of redemption, which resulted in the redemption on March 1, 2021 of its 2.75% senior bank notes due April 1, 2021 and of its senior floating rate bank notes due April 1, 2021 pursuant to their terms, at an aggregate redemption price equal to the sum of 100% of the principal amount of the notes being redeemed and any accrued and unpaid interest to, but excluding, the redemption date.
The Ascentium note securitizations have various classes and have a weighted-average interest rate of 2.12% at both March 31, 2021 and December 31, 2020, with remaining maturities ranging from 3 years to 5 years and a weighted-average of 3.8 years.
SHAREHOLDERS’ EQUITY
Shareholders’ equity was $17.9 billion at March 31, 2021 as compared to $18.1 billion at December 31, 2020. During the first three months of 2021, net income increased shareholders' equity by $642 million, cash dividends on common stock reduced shareholders' equity by $149 million and cash dividends on preferred stock reduced shareholder's equity by $28 million. Changes in accumulated other comprehensive income decreased shareholders' equity by $723 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the three months ended March 31, 2021. The derivative instruments are hedges designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists.
See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" section for additional information.
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
Under the Basel III Rules, Regions is designated as a standardized approach bank. Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the “Supervision and Regulation” subsection of the “Business” section in the 2020 Annual Report on Form 10-K and the "Regulatory Requirements" section of Management's Discussion and Analysis in the 2020 Annual Report on Form 10-K. Additional discussion is also included in Note 13 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the 2020 Annual Report on Form 10-K.
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL on regulatory capital requirements.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased-in over the following three years.  The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At March 31, 2021, the impact of the addback on CET1 was approximately $528 million, or approximately 50 basis points.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 17—Regulatory Capital Requirements

Basel III Regulatory Capital Rules	March 31, 2021 Ratio (1)	December 31, 2020 Ratio	Minimum Requirement	To Be Well Capitalized
Common equity Tier 1 capital:
Regions Financial Corporation	10.31%	9.84%	4.50%	N/A
Regions Bank	12.59	12.17	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	11.87%	11.39%	6.00%	6.00%
Regions Bank	12.59	12.17	6.00	8.00
Total capital:
Regions Financial Corporation	14.04%	13.56%	8.00%	10.00%
Regions Bank	14.31	13.89	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.89%	8.71%	4.00%	N/A
Regions Bank	9.44	9.30	4.00	5.00%
_______
(1)The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

In October of 2020, the SCB framework that was finalized in the first quarter of 2020, was implemented. This new framework created a firm-specific risk sensitive buffer that is applied to regulatory minimum capital levels to help determine effective minimum ratio requirements. The SCB is now floored at 2.5 percent to ensure effective minimum capital levels do not decline as a result of this rule change. At implementation, the SCB replaced the current Capital Conservation Buffer, which was a static 2.5 percent in addition to the minimum risk-weighted asset ratios shown above.
During the third quarter of 2020, and in connection with the results of its supervisory stress test released in June 2020, the Federal Reserve finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The 3.0 percent requirement represented the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends. In December 2020, the Federal Reserve disclosed the results of its supervisory stress test associated with the capital plan resubmission. While the Federal Reserve did not recalibrate SCBs as a part of the resubmission for participating banks, Regions’ implied SCB would have been floored at 2.5 percent based on capital degradation in the supervisory severely adverse scenario had the SCB been updated. The decision to update SCB requirements based on the resubmission results was initially deferred to March 31, 2021 and subsequently deferred again to June 30, 2021. As such, the Federal Reserve may decide at any point through June 30, 2021 to update Regions' and other firms' SCB requirement based on the results. Additionally, Regions chose to participate in 2021 CCAR in part to have the Federal Reserve re-evaluate Regions' SCB. The submission was made in April 2021 and the Company expects to receive the results by June 30, 2021, with an effective date October 1, 2021.
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
See the "Liquidity" section for more information. Also, see the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section in the 2020 Annual Report on Form 10-K for additional information.
RATINGS
Table 18 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS").
Table 18—Credit Ratings

As of March 31, 2021 and December 31, 2020
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Stable	Stable	Stable
_________
N/A - Not applicable.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the 2020 Annual Report on Form 10-K for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average balances of loans”, "adjusted ending balances of loans", "ACL to loans excluding PPP, net ratio", "adjusted net interest margin", “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common shareholders' equity” on a consolidated operations basis, and end of period “tangible common shareholders’ equity”, and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful basis for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results (management only)
•Presentations to investors of Company performance
•Metrics for incentive compensation
Average total loans and ending total loans are presented excluding loan balances related to loans originated through the SBA's PPP program, the indirect-other consumer exit portfolio and the indirect-vehicles exit portfolio to arrive at adjusted average total loans (non-GAAP) and adjusted ending total loans (non-GAAP). Regions believes adjusting average and ending total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.
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
Net interest margin is presented excluding the impact of SBA PPP loans and excess cash, defined as cash exceeding $750 million. Regions believes the adjusted net interest margin (non-GAAP) provides investors with meaningful additional information about Regions' performance when margin associated with the SBA's PPP loans and excess cash are excluded from net interest margin (GAAP).
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
The following tables provide: 1) a reconciliation of average total loans (GAAP) to adjusted average total loans (non-GAAP), 2) a reconciliation of ending total loans (GAAP) to adjusted ending total loans (non-GAAP), 3) a reconciliation of ending total loans excluding PPP loans (non-GAAP), a reconciliation of ACL (GAAP) to ACL excluding PPP loans' ACL (non-GAAP), and a computation of ACL to ending loans excluding PPP loans (non-GAAP), 4) a reconciliation of net interest margin (GAAP) to adjusted net interest margin (non-GAAP), 5) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 6) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 7) a reconciliation of net interest income, taxable equivalent basis (GAAP) to adjusted net interest income, taxable equivalent basis (non-GAAP), 8) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 9) a computation of adjusted total revenue (non-GAAP), 10) a computation of the adjusted efficiency ratio (non-GAAP), 11) a computation of the adjusted fee income ratio (non-GAAP), and 12) a reconciliation of average and ending shareholders’ equity (GAAP) to average and ending tangible common shareholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP).

Table 19—GAAP to Non-GAAP Reconciliations

	Three Months Ended March 31
	2021	2020
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans (GAAP)	$84,755	$83,249
Less: SBA PPP loans	3,798	—
Less: Indirect—other consumer exit portfolio	1,034	1,696
Less: Indirect—vehicles	850	1,679
Adjusted average total loans (non-GAAP)	$79,073	$79,874

	Three Months Ended March 31
	2021	2020
	(Dollars in millions)
ADJUSTED ENDING BALANCES OF LOANS
Ending total loans (GAAP)	84,755	88,098
Less: SBA PPP loans	4,317	—
Less: Indirect—other consumer exit portfolio	971	1,591
Less: Indirect—vehicles	768	1,557
Adjusted ending total loans (non-GAAP)	$78,699	$84,950

	March 31, 2021	December 31, 2020
	(Dollars in millions)
ACL/LOANS, EXCLUDING PPP, NET
Ending total loans (GAAP)	$84,755	$85,266
Less: SBA PPP loans	4,317	3,624
Ending total loans excluding PPP, net (non-GAAP)	$80,438	$81,642
ACL at period end	$2,068	$2,293
Less: SBA PPP loans' ACL	3	1
ACL excluding PPP loans' ACL (non-GAAP)	$2,065	$2,292
ACL/Loans, excluding PPP, net (non-GAAP)	2.57%	2.81%

	Three Months Ended March 31
	2021	2020
ADJUSTED NET INTEREST MARGIN
Net interest margin (GAAP)	3.02%	3.44%
Impact of SBA PPP loans (1)	(0.04)%	NM
Impact of excess cash (2)	0.42%	NM
Adjusted net interest margin (non-GAAP)	3.40%	3.44%

		Three Months Ended March 31
		2021	2020
		(Dollars in millions)
INCOME
Net income (GAAP)		$642	$162
Preferred dividends (GAAP)		(28)	(23)
Net income available to common shareholders (GAAP)	A	$614	$139
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense (GAAP)	B	$928	$836
Significant items:
Contribution to Regions' Financial Corporation foundation		(2)	—
Branch consolidation, property and equipment charges		(5)	(11)
Salary and employee benefits—severance charges		(3)	(1)
Adjusted non-interest expense (non-GAAP)	C	$918	$824
Net interest income (GAAP)	D	$967	$928
Taxable-equivalent adjustment		11	12
Net interest income, taxable-equivalent basis	E	978	940
Non-interest income (GAAP)	F	641	485
Significant items:
Securities (gains) losses, net		(1)	—
Gains on equity investment		(3)	—
Leveraged lease termination gains		—	(2)
Adjusted non-interest income (non-GAAP)	G	$637	$483
Total revenue	D+F=H	$1,608	$1,413
Adjusted total revenue	D+G=I	$1,604	$1,411
Total revenue, taxable-equivalent basis	E+F=J	$1,619	$1,425
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,615	$1,423
Efficiency ratio (GAAP)(3)	B/J	57.32%	58.65%
Adjusted efficiency ratio (non-GAAP)(3)	C/K	56.85%	57.89%
Fee income ratio (GAAP)(3)	F/J	39.58%	34.05%
Adjusted fee income ratio (non-GAAP)(3)	G/K	39.43%	33.95%
RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY
Average shareholders’ equity (GAAP)		$18,038	$16,460
Less: Average intangible assets (GAAP)		5,309	4,947
Average deferred tax liability related to intangibles (GAAP)		(104)	(92)
Average preferred stock (GAAP)		1,656	1,310
Average tangible common shareholders’ equity (non-GAAP)	L	$11,177	$10,295
Return on average tangible common shareholders’ equity (non-GAAP)(4)	A/L	22.28%	5.43%

		March 31, 2021	December 31, 2020
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending shareholders’ equity (GAAP)		$17,862	$18,111
Less: Ending intangible assets (GAAP)		5,295	5,312
Ending deferred tax liability related to intangibles (GAAP)		(96)	(106)
Ending preferred stock (GAAP)		1,656	1,656
Ending tangible common shareholders’ equity (non-GAAP)	M	$11,007	$11,249
Ending total assets (GAAP)		$153,331	$147,389
Less: Ending intangible assets (GAAP)		5,295	5,312
Ending deferred tax liability related to intangibles (GAAP)		(96)	(106)
Ending tangible assets (non-GAAP)	N	$148,132	$142,183
End of period shares outstanding	O	961	960
Tangible common shareholders’ equity to tangible assets (non-GAAP)(3)	M/N	7.43%	7.91%
Tangible common book value per share (non-GAAP)(3)	M/O	$11.46	$11.71

________
NM - Not Meaningful
(1)The impact of SBA PPP loans was determined using average PPP loan balances and the related net interest income of $3.8 billion and $40 million, respectively, as of March 31, 2021.
(2)The impact of excess cash was determined using the average cash balance in excess of $750 million and the related net interest income of $15.8 billion and $2 million, respectively, as of March 31, 2021.
(3)Amounts have been calculated using whole dollar values.
(4)Income statement amounts have been annualized in calculation.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 20—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Debt securities (1)	$27,180	$133	1.96%	$23,766	$158	2.66%
Loans held for sale	1,603	12	3.10	514	5	3.72
Loans, net of unearned income (2)(3)	84,755	865	4.11	83,249	915	4.40
Interest bearing deposits in other banks	16,509	4	0.10	797	2	1.08
Other earning assets(4)	1,279	10	3.27	1,505	11	3.05
Total earning assets	131,326	1,024	3.14	109,831	1,091	3.97
Unrealized gains/(losses) on securities available for sale, net (1)	867			510
Allowance for loan losses	(2,139)			(1,315)
Cash and due from banks	1,931			1,915
Other non-earning assets	14,569			13,830
	$146,554			$124,771
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$12,340	5	0.15	$8,822	4	0.17
Interest-bearing checking	24,171	2	0.04	19,273	22	0.47
Money market	29,425	3	0.04	25,151	28	0.46
Time deposits	5,158	9	0.74	7,302	26	1.44
Other deposits	4	—	1.81	919	4	1.57
Total interest-bearing deposits (5)	71,098	19	0.11	61,467	84	0.55
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	151	1	1.39
Other short-term borrowings	—	—	—	1,644	7	1.69
Long-term borrowings	3,192	27	3.42	8,402	59	2.81
Total interest-bearing liabilities	74,290	46	0.25	71,664	151	0.85
Non-interest-bearing deposits (5)	51,839	—	—	34,205	—	—
Total funding sources	126,129	46	0.15	105,869	151	0.57
Net interest spread (1)			2.89			3.12
Other liabilities	2,387			2,442
Shareholders’ equity	18,038			16,460
	$146,554			$124,771
Net interest income /margin on a taxable-equivalent basis (6)		$978	3.02%		$940	3.44%
_____
(1)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(2)Loans, net of unearned income include non-accrual loans for all periods presented.
(3)Interest income includes net loan fees of $34 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.
(4)Due to the impact of interest bearing deposits in other banks on the balance sheet in 2021, other earning assets and interest bearing deposits in other banks for prior periods have been revised to reflect the 2021 presentation.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.06% and 0.35% for the three months ended March 31, 2021 and 2020, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both March 31, 2021 and 2020 adjusted for applicable state income taxes net of the related federal tax benefit.

The increase in net interest income for the first quarter 2021 compared to the same period in 2020 was driven by declines in deposit costs, combined with decreases in outstanding borrowings and FHLB advances as a part of Regions' active cash management strategy. The decline in interest expense was partially offset by a decline in interest income on loans which was aided in the first quarter of 2021 by increases in loan balances and fee income attributable to PPP lending, the Company's April

2020 acquisition of Ascentium Capital LLC, and increased production of residential first mortgage loans. Additionally, the Company's hedging strategy became active in the first quarter of 2020, with benefits expanding as more notional became active throughout 2020, which also contributed to the increase in net interest income. The hedges had a positive impact of approximately $102 million for the first quarter of 2021 compared to $9 million in the first quarter of 2020.
The decline in net interest margin for the first quarter 2021, compared to the same period in 2020, was primarily driven by elevated liquidity as indicated by higher cash balances, increases in loan balances due to PPP lending and loan production at lower market interest rates. Additionally, net interest margin was negatively impacted by the repricing of fixed rate loan portfolios and the securities portfolio at lower market interest rates. Excluding the impact of PPP lending and excess cash, which Regions considers to be balances in excess of $750 million, adjusted net interest margin (non-GAAP) for the first quarter 2021 compared to the same period in 2020 declined modestly to 3.40%. See Table 19 "GAAP to Non-GAAP Reconciliations" for a reconciliation of adjusted net interest margin.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company focuses on a falling rate shock scenario where all rates fall to levels consistent with historical minimums. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of March 31, 2021, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending March 2022.
The first quarter of 2021 continued the trend of strong growth in low-cost deposits and cash balances held with the Federal Reserve. Retention of these balance sheet liquidity inflows is uncertain and much of the recent deposit growth is expected to be more rate sensitive under a rising rate scenario. Therefore, additional sensitivity analysis focused on pandemic-related "surge" deposit pricing behavior and retention is outlined in Table 21.
The estimated exposure associated with the rising and falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. Net interest income sensitivity to short-term rates is approximately neutral when excluding pandemic-related deposit increases. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1-month LIBOR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under that environment, it is expected that changes in funding costs and balance sheet hedging income will completely offset the change in asset yields. Importantly, the potential to retain "surge" deposits with lower than expected repricing behavior represents an opportunity for further net interest income growth.
Net interest income remains exposed to longer yield curve tenors. While this was a headwind to net interest income during the pandemic, it also represents a tailwind to net interest income growth as the yield curve steepens. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields higher on certain fixed rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall.

The interest rate sensitivity analysis presented below in Table 21 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates and industry liquidity, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. However, the behavior of pandemic-related "surge" deposits under a rising rate scenario is uncertain. Therefore, Table 21 includes two balance sheet scenarios to help inform a potential range of outcomes. The first is an opportunity scenario, and assumes that these deposits behave more like stable, legacy balances, which is consistent with historical disclosures. The second is a reduction scenario that assumes that these depositors will be more sensitive to rate, requiring a higher interest rate in order to hold their balances with the bank. For this scenario, "surge" deposits are assumed to be all balance growth on legacy accounts from February 2020 to March 2021, or roughly $27.5 billion. These deposits, including non-interest bearing, are attributed with a 75% repricing beta in rising rate scenarios.
The behavior of deposit pricing in response to changes in interest rate levels is largely informed by analyses of prior rate cycles. In the base case scenario and falling rate scenarios in Table 21, interest-bearing deposit rates move into the single digits. The deposit beta model is dynamic across both interest rate level and time. Currently, the Scenario One gradual +100 basis point shock outlined in the table below includes an approximate 20% to 25% interest-bearing deposit beta for legacy deposits. Again, the "surge" deposit interest-bearing deposit beta is bookended in each scenario,assuming legacy betas and a 75% beta, respectively. Deposit pricing outperformance or underperformance of 5% in that scenario would increase or decrease net interest income by approximately $28 million, respectively.
In rising rate scenarios only, management assumes that the mix of legacy deposits will change versus the base case as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $3.0 billion over 12 months in the gradual +100 basis point scenario in Table 21.
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 22 and its accompanying description. Importantly, outstanding receive-fixed cash flow hedges begin to mature in late 2022. While those maturities are outside of the 12-month horizon of the analysis outlined in Table 21, the hedge maturity profile will begin to add asset sensitivity at a time when markets currently expect the FOMC to begin to increase short-term interest rates. Regions expects to maintain a persistent amount of hedges through time to support a consistent, sustainable earnings profile and will adjust outstanding derivatives depending on changing market dynamics and the balance sheet mix.
Table 21—Interest Rate Sensitivity

	Scenario One: Estimated Annual Change in Net Interest Income March 31, 2021(1)(2)(3)	Scenario Two: Estimated Annual Change in Net Interest Income March 31, 2021 (1)(2)(4)
	(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$423	$123
+ 100 basis points	231	80
- 100 basis points (floored)(5)	(67)	(67)

Instantaneous Change in Interest Rates
+ 200 basis points	$544	$173
+ 100 basis points	313	127
- 100 basis points (floored)(5)	(88)	(88)
_________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)All cash flow hedges are fully reflected within the measurement horizon (See Table 23 for additional information regarding hedge maturity dates).
(3)Scenario assumes all deposits (including "surge" deposits) perform consistently with historical experiences.
(4)Scenario accounts for uncertainty in "surge" deposit balances. Assumes a 75% beta on "surge" balances, calculated as legacy deposit growth experienced since February 2020 ($27.5 billion as of March 2021).

(5)The -100 basis point (floored) scenario represents a 12-month average rate shock where all rates are floored at historical lows observed during the pandemic.
Regions has established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equated to the lesser of the shock scenario amount, or a rate equal to the historical all-time minimum. Further, the scenarios presented do not allow for negative rates. The falling rate scenarios in Table 21 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
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
The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 22—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2021
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$1,750	3.0	1.7%	0.1%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	18,000	3.7	1.6	0.1	—
Interest rate floors	3,750	3.4	—	—	2.2
Total derivatives designated as hedging instruments	$23,500	3.6	1.6%	0.1%	2.2%
_________
(1)Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1-month LIBOR.
As of March 31, 2021, the entire $21.8 billion notional of the cash flow hedging relationships designated in Table 22 above were active. Total cash flow hedges have a current weighted average maturity of approximately 3.6 years. During the first quarter of 2021, Regions shortened a portion of its future hedge exposure to balance its future interest rate risk needs with the evolving macro-economic environment. Notional of $2.3 billion swaps maturing in August of 2023 were terminated and replaced shorter maturity swaps. An additional $2.25 billion swaps and floors were terminated and replaced with shorter maturity swaps. The net impact was a reduction of $2 billion of floors, mostly maturing in January 2025, and an addition of $2 billion of swaps, mostly maturing in December 2022. Subsequent to March 31, 2021, through May 3, 2021, Regions terminated $1.750 billion of swaps maturing in 2025, which were replaced with shorter maturity swaps.
Importantly, the gain on unwound hedges is deferred and amortized into net interest income over the life of the original hedge, creating no change in the expected net interest income profile under market forward interest rates. These changes and the resulting hedge maturity profile allow for an increasing asset sensitive balance sheet position at a time when the FOMC seems more likely to move short-term rates higher.
The following table presents cash flow hedge notional amounts outstanding at each year-end period.
Table 23—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2021(1)	2022(1)	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps	$18,000	$16,250	$13,450	$12,450	$3,750	$1,250
Interest rate floors	3,750	3,750	3,750	1,250	250	—
Cash flow hedges	$21,750	$20,000	$17,200	$13,700	$4,000	$1,250
_________
(1)All cash flow hedges active within the 12-month measurement horizon are included in the income sensitivity levels as disclosed in Table 21.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. All hedging interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2020 contains more information on the management of credit risk.
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
LIBOR TRANSITION
On March 5, 2021, the FCA announced that LIBOR will not be available for use after December 31, 2021. Further, existing contracts referencing 1-week or 2-month USD LIBOR settings must be remediated no later than December 31. 2021. Existing contracts referencing all other USD LIBOR settings must be remediated no later than June 30, 2023. Regions holds instruments that may be impacted by the discontinuance of LIBOR, including loans, investments, derivative products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. However, Regions' LIBOR exposure is primarily in settings other than 1-week or 2-month USD LIBOR. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff, with all relevant business lines and support groups engaged. As part of this program, the Company continues to identify, assess, and monitor risks associated with the discontinuation of LIBOR. Steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee. Regions is

following industry efforts to develop alternative reference rates and is operationally ready to offer new benchmarks as they are adopted by regulatory agencies and industry groups.
Regions has taken proactive steps to facilitate the transition on behalf of customers, which include:
•The adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial products.
•The adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the US regulators, ARRC, and GSEs.
Regions continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. Regions has also implemented processes to educate all client-facing associates and coordinate communications with customers regarding the transition.
As of March 31, 2021, Regions had approximately $33.3 billion of total outstanding commercial and investor real estate loans and $1.2 billion of total consumer loans that reference LIBOR. Regions also has securities within its investment portfolio of $475 million that reference LIBOR. Furthermore, Regions' Series B and C preferred stock reference LIBOR when their dividend rate begins to float after 2023 and had total carrying values of $433 million and $490 million, respectively, as of March 31, 2021.
In the third quarter of 2020, Regions adopted temporary accounting relief for affected transactions that reference LIBOR. See Note 1 “Summary of Significant Accounting Policies” in Regions’ Annual Report on Form 10-K for the year ended December 31, 2020 for details.
LIQUIDITY
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s cash flow needs in normal and stressed conditions. As discussed below, Regions has a variety of liquidity sources, which it may utilize to fund customer needs. Having and using various sources of liquidity to satisfy the Company’s funding requirements is important.
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
The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 2 "Debt Securities"to the consolidated financial statements). The agency guaranteed mortgage-backed securities portfolio is another source of liquidity in various secured borrowing capacities.
Maturities in the loan portfolio also provide a steady flow of funds. Regions’ liquidity is further enhanced by its relatively stable customer deposit base. Liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not assume reliance on short-term unsecured sources of funding.
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2021, Regions had approximately $23.0 billion in cash on deposit with the FRB, an increase from approximately $16.4 billion at December 31, 2020, which has continued to be impacted by deposits associated with government programs offered in relation to COVID-19. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of March 31, 2021, based on assets pledged as collateral on that date, was $13.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2021, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $15.4 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledges certain securities and loans as collateral, which comprise its FHLB borrowing capacity. Additionally, investment in FHLB stock is required based on membership and in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 12 "Borrowings" to the consolidated financial statements in the 2020 Annual Report on Form 10-K for additional information.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
Regions performs specific procedures, including scenario analyses and stress testing to maintain appropriate levels of available liquidity and to provide for liquidity risks. Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.3 billion at March 31, 2021. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
On March 27, 2020, the CARES Act was signed into law as a response to the economic uncertainty amid the COVID-19 pandemic. A focus of the Act is the establishment of federally guaranteed loans for small businesses under the PPP. Regions, a certified SBA lender, has and will continue to assist its customers through the process of utilizing this program. As a lending institution in this program, additional liquidity is available to the Company through the Federal Reserve's Paycheck Protection Program Liquidity Facility. As of March 31, 2021, Regions has not used the Paycheck Protection Program Liquidity Facility.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described below. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of risk characteristics of each loan type.
INFORMATION SECURITY RISK
Regions faces information security risks, such as evolving and adaptive cyber attacks that are conducted regularly against Regions and other large financial institutions to compromise or disable information systems, which have increased in recent years. This trend is expected to continue for a number of reasons, including increases in technology-based products and services used by us and our customers, the growing use of mobile, cloud, and other emerging technologies, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
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
In the event of a cyber attack or other data breach, Regions may be required to incur significant expenses, including with respect to remediation costs, costs of implementing additional preventative measures, addressing any reputational harm and addressing any related regulatory inquiries or civil litigation arising from the event. Refer to the "Information Security Risk" section in Management's Discussion and Analysis included in the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of Regions' information security risk.
PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The benefit from credit losses totaled $142 million in the first quarter of 2021 compared to a provision for credit losses of $373 million during the first quarter of 2020. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 24—Non-Interest Income

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2021 vs. 3/31/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$157	$178	$(21)	(11.8)%
Card and ATM fees	115	105	10	9.5%
Mortgage income	90	68	22	32.4%
Capital markets income	100	9	91	NM
Investment management and trust fee income	66	62	4	6.5%
Bank-owned life insurance	17	17	—	—%
Investment services fee income	25	22	3	13.6%
Commercial credit fee income	22	18	4	22.2%
Gain on equity investment	3	—	3	NM
Securities gains (losses), net	1	—	1	NM
Market value adjustments on employee benefit assets - other	7	(25)	32	128.0%
Other miscellaneous income	38	31	7	22.6%
	$641	$485	$156	32.2%

________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The decrease during the first quarter of 2021 compared to the same period of 2020 was the result of lower consumer spending. The impact of COVID-19 hit late in the first quarter of 2020; and as such, part of the quarter was free from impact. Overall customer spending behaviors have changed, which combined with enhancements to overdraft practices and transaction posting procedures, are expected to keep service charges ten to fifteen percent below pre-pandemic levels. See the "First Quarter Overview" section for further detail.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. In the first quarter of 2021, card and ATM fees had recovered to pre-pandemic levels, primarily driven by debit card spending and transaction volumes. Although discretionary spend is recovering, credit card spend remains slightly behind prior year levels.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The increase in mortgage income in the first quarter of 2021 compared to the same period of 2020 was due to increased loan production and sales income as lower interest rates drove higher loan application volume.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. The increase in the first quarter of 2021 compared to the same period of 2020 was primarily driven by increases in positive market-related credit valuation adjustments tied to credit derivatives within commercial swap income, fees generated from the placement of permanent financing for real estate, securities underwriting and placement fees, and M&A advisory services.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustment reported as employee benefit assets - other is offset in salaries and benefits. Changes in market valuation adjustments in 2021 compared to 2020 were driven by the overall performance of the equity markets.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item shown separately above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the first quarter of 2021 compared to 2020 due to increases in commercial loan related fee income and SBIC income.
NON-INTEREST EXPENSE
Table 25—Non-Interest Expense

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2021 vs. 3/31/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$546	$467	$79	16.9%
Equipment and software expense	90	83	7	8.4%
Net occupancy expense	77	79	(2)	(2.5)%
Outside services	38	45	(7)	(15.6)%
Marketing	22	24	(2)	(8.3)%
Professional, legal and regulatory expenses	29	18	11	61.1%
Credit/checkcard expenses	14	13	1	7.7%
FDIC insurance assessments	10	11	(1)	(9.1)%
Branch consolidation, property and equipment charges	5	11	(6)	(54.5)%
Visa class B shares expense	4	4	—	—%
Other miscellaneous expenses	93	81	12	14.8%
	$928	$836	$92	11.0%

________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during the first quarter of 2021 compared to the same periods in 2020, driven primarily by higher 401(k) expenses as a result of positive market valuation adjustments on employee benefit assets and higher production-based incentives. Offsetting these increases, full-time equivalent headcount decreased to 18,926 at March 31, 2021 from 19,743 at March 31, 2020, reflecting the continuing impact of the Company's efficiency initiatives implemented as part of its strategic priorities which offset the addition of 401 associates from the April 2020 equipment finance acquisition.
Equipment and software expense—Equipment and software expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment and software (software is rented and internally developed) utilized by Regions and its affiliates. Equipment and software expense increased during the first quarter of 2021 compared to the same period in 2020, driven primarily by software rental expense and depreciation.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services decreased during the first quarter of 2021 compared to the same period in 2020 due primarily to Regions exiting a third party lending relationship.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased primarily due to elevated legal and consulting costs.
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
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased during the first quarter of 2021 compared to the same period in 2020 primarily due to increases in digital banking expenses, operational losses, and other miscellaneous expenses. Offsetting these increases were lower expenses associated with limited travel as a result of the COVID-19 pandemic.
INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2021 was $180 million compared to $42 million for the three months ended March 31, 2020, resulting in effective tax rates of 21.9 percent and 20.6 percent, respectively. The Company expects the full-year tax rate to be approximately 22 percent for 2021.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, enacted tax legislation, net tax benefits related to affordable housing investments, bank-owned life insurance, tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At March 31, 2021, the Company reported a net deferred tax liability of $344 million compared to a net deferred tax liability of $505 million at December 31, 2020. The decrease in the net deferred tax liability was primarily due to the decrease in unrealized gains on available for sale securities and derivative instruments.
ASCENTIUM ACQUISITION
On April 1, 2020, Regions completed its acquisition of an equipment finance company Ascentium Capital, LLC. The acquisition gives Regions the ability to increase business loans and leases to small business customers using Ascentium's tech-enabled same-day credit decision and funding capabilities.
As a result of the acquisition Regions recorded approximately $2.4 billion of assets and assumed $1.9 billion of liabilities. Of the total assets acquired, $1.9 billion were loans and leases that are included in Regions' commercial and industrial loan portfolio. Of the liabilities assumed, $1.8 billion were long-term borrowings. Regions subsequently paid down a significant portion of the borrowings, and as of March 31, 2021, $81 million of long-term debt remained. Assets acquired and liabilities assumed were recorded at estimated fair value.
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
In conjunction with the acquisition, Regions initially recognized goodwill of $348 million and other intangible assets of $47 million. Purchase accounting adjustments of $16 million reduced goodwill during the measurement period. Intangible assets are comprised of trademarks, customer lists and other intangibles. Intangible assets will be amortized over the expected useful life of each recognized asset.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 75 through 79 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2021, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 11, "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Regions did not repurchase any outstanding common stock during the three month period ended March 31, 2021 or throughout 2020. As part of the Company's capital plan, on April 21, 2021, Regions announced the Board's authorization of the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.6	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.7	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 24, 2019.

4.1
Deposit Agreement, dated as of May 4, 2021, by and among Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, Regions Financial Corporation, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.2	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-A filed by registrant on May 3, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-Q Report for the quarterly period ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q Report for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2021	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)