Form 10-Q
period 2021-06-30
REGIONS FINANCIAL CORP
filed 2021-08-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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

As of August 4, 2021 there were 954,539,307 shares of the issuer's common stock, par value $.01 per share, outstanding.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA and GNMA.
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
FOMC - Federal Open Market Committee.
FRB - Federal Reserve Bank.
GAAP - Generally Accepted Accounting Principles in the United States.
GDP - Gross domestic product.
GNMA - Government National Mortgage Association.
HPI - Housing price index.
IRE - Investor real estate portfolio segment.
IRS - Internal Revenue Service.
LIBOR - London InterBank Offered Rate.
LROC - Liquidity Risk Oversight Committee.
LTV - Loan to value.
MBS - Mortgage-backed securities.
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
•The impact of pandemics, including the ongoing COVID-19 pandemic, on our businesses, operations, and financial results and conditions. The duration and severity of the ongoing COVID-19 pandemic, which has disrupted the global economy, has and could continue to adversely affect our capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase our allowance for credit losses, impair collateral values, and result in lost revenue or additional expenses. The pandemic could also result in goodwill impairment charges and the impairment of other financial and nonfinancial assets, and increase our cost of capital.
•Any impairment of our goodwill or other intangibles, any repricing of assets, or any adjustment of valuation allowances on our deferred tax assets due to changes in law, adverse changes in the economic environment, declining operations of the reporting unit or other factors.
•The effect of changes in tax laws, including the effect of any future interpretations of existing tax law or any enactment of new domestic tax legislation and corporate tax rates, which may impact our earnings, capital ratios and our ability to return capital to shareholders.
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
•The risks and uncertainties related to our acquisition or divestiture of businesses, including our pending acquisition of EnerBank and risks related to such acquisition including: the possibility that regulatory and other approvals and conditions are not received or satisfied on a timely basis or at all, or contain unanticipated terms and conditions; delays in closing the proposed transaction; expected synergies, cost savings and other financial or other benefits may not be realized within the expected timeframes or might be less than projected; difficulties in integrating the business; and the inability of Regions to effectively cross-sell products to EnerBank's customers.
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
•Our ability to receive dividends from our subsidiaries, in particular Regions Bank, could affect our liquidity and ability to pay dividends to shareholders.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(In millions, except share data)
Assets
Cash and due from banks	$1,820	$1,558
Interest-bearing deposits in other banks	23,774	16,398
Debt securities held to maturity (estimated fair value of $1,064 and $1,215, respectively)	993	1,122
Debt securities available for sale (amortized cost of $28,684 and $26,092, respectively)	29,290	27,154
Loans held for sale (includes $991 and $1,446 measured at fair value, respectively)	1,194	1,905
Loans, net of unearned income	84,074	85,266
Allowance for loan losses	(1,597)	(2,167)
Net loans	82,477	83,099
Other earning assets	1,246	1,217
Premises and equipment, net	1,825	1,897
Interest receivable	323	346
Goodwill	5,181	5,190
Residential mortgage servicing rights at fair value	392	296
Other identifiable intangible assets, net	108	122
Other assets	6,987	7,085
Total assets	$155,610	$147,389
Liabilities and Equity
Deposits:
Non-interest-bearing	$56,468	$51,289
Interest-bearing	75,016	71,190
Total deposits	131,484	122,479
Borrowed funds:
Long-term borrowings	2,870	3,569
Total borrowed funds	2,870	3,569
Other liabilities	3,004	3,230
Total liabilities	137,358	129,278
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,750,000 and 1,850,000 shares, respectively	1,659	1,656
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock— 995,547,025 and 1,001,507,052 shares, respectively	10	10
Additional paid-in capital	12,467	12,731
Retained earnings	4,836	3,770
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income, net	651	1,315
Total shareholders’ equity	18,252	18,111
Total liabilities and equity	$155,610	$147,389
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions, except per share data)
Interest income on:
Loans, including fees	$849	$898	$1,703	$1,801
Debt securities	131	148	264	306
Loans held for sale	12	6	24	11
Other earning assets	14	11	28	24
Total interest income	1,006	1,063	2,019	2,142
Interest expense on:
Deposits	17	40	36	124
Short-term borrowings	—	2	—	10
Long-term borrowings	26	49	53	108
Total interest expense	43	91	89	242
Net interest income	963	972	1,930	1,900
Provision for (benefit from) credit losses	(337)	882	(479)	1,255
Net interest income after provision for (benefit from) credit losses	1,300	90	2,409	645
Non-interest income:
Service charges on deposit accounts	163	131	320	309
Card and ATM fees	128	101	243	206
Investment management and trust fee income	69	62	135	124
Capital markets income	61	95	161	104
Mortgage income	53	82	143	150
Securities gains (losses), net	1	1	2	1
Other	144	101	256	164
Total non-interest income	619	573	1,260	1,058
Non-interest expense:
Salaries and employee benefits	532	527	1,078	994
Equipment and software expense	89	86	179	169
Net occupancy expense	75	76	152	155
Other	202	235	417	442
Total non-interest expense	898	924	1,826	1,760
Income (loss) before income taxes	1,021	(261)	1,843	(57)
Income tax expense (benefit)	231	(47)	411	(5)
Net income (loss)	$790	$(214)	$1,432	$(52)
Net income (loss) available to common shareholders	$748	$(237)	$1,362	$(98)
Weighted-average number of shares outstanding:
Basic	958	960	959	958
Diluted	965	960	967	958
Earnings (loss) per common share:
Basic	$0.78	$(0.25)	$1.42	$(0.10)
Diluted	$0.77	$(0.25)	$1.41	$(0.10)

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2021	2020
	(In millions)
Net income (loss)	$790	$(214)
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	1
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $23 and $61 tax effect, respectively)	71	185
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	1	1
Net change in unrealized gains on securities available for sale, net of tax	70	184
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $18 and $52 tax effect, respectively)	56	153
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $26 and $15 tax effect, respectively)	78	45
Net change in unrealized gains on derivative instruments, net of tax	(22)	108
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($4) and ($3) tax effect, respectively)	(10)	(9)
Net change from defined benefit pension plans and other post employment benefits, net of tax	10	9
Other comprehensive income, net of tax	59	302
Comprehensive income	$849	$88

	Six Months Ended June 30
	2021	2020
	(In millions)
Net income (loss)	$1,432	$(52)
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and zero tax effect, respectively)	(3)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	3	2
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($115) and $212 tax effect, respectively)	(339)	631
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	2	1
Net change in unrealized gains on securities available for sale, net of tax	(341)	630
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($65) and $377 tax effect, respectively)	(192)	1,119
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $52 and $17 tax effect, respectively)	154	52
Net change in unrealized gains on derivative instruments, net of tax	(346)	1,067
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($7) and ($6) tax effect, respectively)	(20)	(17)
Net change from defined benefit pension plans and other post employment benefits, net of tax	20	17
Other comprehensive income, net of tax	(664)	1,716
Comprehensive income	$768	$1,664
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions)
BALANCE AT JANUARY 1, 2020	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)	—
Net income	—	—	—	—	—	162	—	—	162	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,414	1,414	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	10	—	—	—	10	—
BALANCE AT MARCH 31, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332	$—

BALANCE AT APRIL 1, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332	$—
Net income (loss)	—	—	—	—	—	(214)	—	—	(214)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	302	302	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)	—
Net proceeds from issuance of Series D preferred stock	—	346	—	—	—	—	—	—	346	—
Impact of stock transactions under compensation plans, net and other	—	—	3	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	26
BALANCE AT JUNE 30, 2020	2	$1,656	960	$10	$12,703	$2,978	$(1,371)	$1,626	$17,602	$26

BALANCE AT JANUARY 1, 2021	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111	$—
Net income	—	—	—	—	—	642	—	—	642	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(723)	(723)	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(28)	—	—	(28)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	9	—	—	—	9	—
BALANCE AT MARCH 31, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862	$—

BALANCE AT APRIL 1, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862	$—
Net income	—	—	—	—	—	790	—	—	790	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	59	59	—
Cash dividends declared	—	—	—	—	—	(147)	—	—	(147)	—
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)	—
Net proceeds from issuance of Series E preferred stock	—	390	—	—	—	—	—	—	390	—
Redemption of Series A preferred stock	—	(387)	—	—	(100)	(13)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(8)	—	(167)	—	—	—	(167)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	(6)	—	—	—	(6)	—
BALANCE AT JUNE 30, 2021	2	$1,659	955	$10	$12,467	$4,836	$(1,371)	$651	$18,252	$—

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2021	2020
	(In millions)
Operating activities:
Net income (loss)	$1,432	$(52)
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	(479)	1,255
Depreciation, amortization and accretion, net	195	228
Securities losses, net	(2)	(1)
Deferred income tax expense (benefit)	180	(242)
Originations and purchases of loans held for sale	(3,516)	(2,918)
Proceeds from sales of loans held for sale	4,143	2,517
(Gain) loss on sale of loans, net	(123)	(97)
(Gain) loss on early extinguishment of debt	—	6
Net change in operating assets and liabilities:
Other earning assets	(40)	305
Interest receivable and other assets	(313)	55
Other liabilities	(128)	489
Other	79	99
Net cash from operating activities	1,428	1,644
Investing activities:
Proceeds from maturities of debt securities held to maturity	129	76
Proceeds from sales of debt securities available for sale	45	102
Proceeds from maturities of debt securities available for sale	2,961	1,909
Purchases of debt securities available for sale	(5,790)	(2,352)
Net proceeds from (payments for) bank-owned life insurance	1	(4)
Proceeds from sales of loans	203	141
Purchases of loans	(548)	(895)
Purchases of mortgage servicing rights	(37)	(16)
Net change in loans	1,594	(4,902)
Net purchases of other assets	(37)	(88)
Payment for acquisition of a business, net of cash received	—	(387)
Net cash from investing activities	(1,479)	(6,416)
Financing activities:
Net change in deposits	9,005	19,304
Net change in short-term borrowings	—	(2,050)
Proceeds from long-term borrowings	—	4,698
Payments on long-term borrowings	(674)	(8,088)
Net proceeds from issuance of preferred stock	390	346
Payment for redemption of preferred stock	(500)	—
Cash dividends on common stock	(298)	(298)
Cash dividends on preferred stock	(57)	(46)
Repurchases of common stock	(167)	—
Taxes paid related to net share settlement of equity awards	(10)	(7)
Other	—	(3)
Net cash from financing activities	7,689	13,856
Net change in cash and cash equivalents	7,638	9,084
Cash and cash equivalents at beginning of year	17,956	4,114
Cash and cash equivalents at end of period	$25,594	$13,198
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2021 and 2020
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

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2021
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$449	$—	$(15)	$434	$26	$—	$460
Commercial agency	561	—	(2)	559	45	—	604
	$1,010	$—	$(17)	$993	$71	$—	$1,064

Debt securities available for sale:
U.S. Treasury securities	$732	$5	$—	$737			$737
Federal agency securities	98	2	(1)	99			99
Mortgage-backed securities:
Residential agency	19,551	420	(111)	19,860			19,860
Residential non-agency	1	—	—	1			1
Commercial agency	6,241	254	(31)	6,464			6,464
Commercial non-agency	543	10	—	553			553
Corporate and other debt securities	1,518	59	(1)	1,576			1,576
	$28,684	$750	$(144)	$29,290			$29,290

	December 31, 2020
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$554	$—	$(19)	$535	$34	$—	$569
Commercial agency	589	—	(2)	587	59	—	646
	$1,143	$—	$(21)	$1,122	$93	$—	$1,215

Debt securities available for sale:
U.S. Treasury securities	$178	$5	$—	$183			$183
Federal agency securities	102	3	—	105			105
Mortgage-backed securities:
Residential agency	18,455	625	(4)	19,076			19,076
Residential non-agency	1	—	—	1			1
Commercial agency	5,659	346	(6)	5,999			5,999
Commercial non-agency	571	15	—	586			586
Corporate and other debt securities	1,126	78	—	1,204			1,204
	$26,092	$1,072	$(10)	$27,154			$27,154
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $9.8 billion and $10.3 billion at June 30, 2021, and December 31, 2020, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both June 30, 2021, and December 31, 2020.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$449	$460
Commercial agency	561	604
	$1,010	$1,064
Debt securities available for sale:
Due in one year or less	$316	$319
Due after one year through five years	1,155	1,191
Due after five years through ten years	770	792
Due after ten years	107	110
Mortgage-backed securities:
Residential agency	19,551	19,860
Residential non-agency	1	1
Commercial agency	6,241	6,464
Commercial non-agency	543	553
	$28,684	$29,290
The following tables present gross unrealized losses and the related estimated fair value of debt securities available for sale at June 30, 2021, and December 31, 2020. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Federal agency securities	64	(1)	33	—	97	(1)
Mortgage-backed securities:
Residential agency	$8,017	$(111)	$17	$—	$8,034	$(111)
Commercial agency	1,564	(31)	19	—	1,583	(31)
Corporate and other debt securities	311	(1)	—	—	311	(1)
	$9,956	$(144)	$69	$—	$10,025	$(144)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$914	$(4)	$101	$—	$1,015	$(4)
Commercial agency	819	(6)	—	—	819	(6)
	$1,733	$(10)	$101	$—	$1,834	$(10)
The number of individual debt positions in an unrealized loss position in the tables above increased from 129 at December 31, 2020, to 321 at June 30, 2021. The increase in the number of securities and the total amount of unrealized losses from year-end 2020 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three and six months ended June 30, 2021 and 2020. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three and six months ended June 30, 2021 or 2020.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2021	December 31, 2020
	(In millions)
Commercial and industrial	$42,628	$42,870
Commercial real estate mortgage—owner-occupied	5,381	5,405
Commercial real estate construction—owner-occupied	245	300
Total commercial	48,254	48,575
Commercial investor real estate mortgage	5,449	5,394
Commercial investor real estate construction	1,799	1,869
Total investor real estate	7,248	7,263
Residential first mortgage	17,051	16,575
Home equity lines	4,057	4,539
Home equity loans	2,588	2,713
Indirect—vehicles	621	934
Indirect—other consumer	2,157	2,431
Consumer credit card	1,131	1,213
Other consumer	967	1,023
Total consumer	28,572	29,428
Total loans, net of unearned income	$84,074	$85,266
During the six months ended June 30, 2021 and 2020, Regions purchased approximately $532 million and $902 million in indirect-other consumer, residential first mortgage and commercial and industrial loans from third parties, respectively.
At June 30, 2021, $15.2 billion in securities and net eligible loans held by Regions were pledged for potential borrowings from the FHLB. At June 30, 2021, an additional $12.8 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.2 billion as of June 30, 2021, with related income of $31 million for the six months ended June 30, 2021.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the methodology.
As of June 30, 2021, Regions' total loans included $2.9 billion of PPP loans. These loans are guaranteed by the Federal government and as the guarantee is not separable from the loans, Regions recorded an immaterial allowance on these loans.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
During the six months ended June 30, 2021, Regions decreased the allowance by $609 million to $1.7 billion, which represents management's best estimate of expected losses over the life of the portfolio. The decrease was due primarily to continued improvement in the economic outlook due to vaccine deployment, lower expectations of future credit losses due to the benefit of government stimulus programs, and impact of expected charge-offs that were previously provided for. While the allowance estimate reflects these benefits, elevated levels of imprecision remain due to continued uncertainty regarding the timing of full economic recovery.
Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor. Regions' models are sensitive to changes in the economic scenarios. The June 30, 2021 economic forecast was relatively consistent with the March 2021 forecast with the exception of the HPI which had meaningful increases during the quarter. Risks to the economic forecast and the model limitations are considered through model adjustments and the qualitative framework.
The following tables present analyses of the allowance by portfolio segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2021	$1,082	$150	$744	$1,976
Provision for (benefit from) loan losses	(203)	(57)	(72)	(332)
Loan losses:
Charge-offs	(36)	(4)	(43)	(83)
Recoveries	15	2	19	36
Net loan (losses) recoveries	(21)	(2)	(24)	(47)
Allowance for loan losses, June 30, 2021	858	91	648	1,597
Reserve for unfunded credit commitments, April 1, 2021	67	11	14	92
Provision for (benefit from) unfunded credit commitments	(6)	2	(1)	(5)
Reserve for unfunded credit commitments, June 30, 2021	61	13	13	87
Allowance for credit losses, June 30, 2021	$919	$104	$661	$1,684

	Three Months Ended June 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2020	$721	$63	$776	$1,560
Provision for (benefit from) loan losses	622	97	119	838
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(142)	—	(62)	(204)
Recoveries	10	—	12	22
Net loan (losses) recoveries	(132)	—	(50)	(182)
Allowance for loan losses, June 30, 2020	1,271	160	845	2,276
Reserve for unfunded credit commitments, April 1, 2020	73	18	14	105
Provision for (benefit from) unfunded credit commitments	34	9	1	44
Reserve for unfunded credit commitments, June 30, 2020	107	27	15	149
Allowance for credit losses, June 30, 2020	$1,378	$187	$860	$2,425

	Six Months Ended June 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(286)	(75)	(79)	(440)
Loan losses:
Charge-offs	(83)	(19)	(95)	(197)
Recoveries	31	2	34	67
Net loan (losses) recoveries	(52)	(17)	(61)	(130)
Allowance for loan losses, June 30, 2021	858	91	648	1,597
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded credit commitments	(36)	(1)	(2)	(39)
Reserve for unfunded credit commitments, June 30, 2021	61	13	13	87
Allowance for credit losses, June 30, 2021	$919	$104	$661	$1,684

	Six Months Ended June 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	$534	$52	$721	$1,307
Provision for (benefit from) loan losses	873	107	234	1,214
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(213)	—	(135)	(348)
Recoveries	17	1	25	43
Net loan (losses) recoveries	(196)	1	(110)	(305)
Allowance for loan losses, June 30, 2020	1,271	160	845	2,276
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020 (adjusted for change in accounting guidance)	77	17	14	108
Provision (credit) for unfunded credit losses	30	10	1	41
Reserve for unfunded credit commitments, June 30, 2020	107	27	15	149
Allowance for credit losses, June 30, 2020	$1,378	$187	$860	$2,425
PORTFOLIO SEGMENT RISK FACTORS
Regions’ portfolio segments are commercial, investor real estate and consumer. Classes within each segment present unique credit risks. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding Regions’ portfolio segments and related classes, as well as the risks specific to each.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments’ primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Regions' ratings are aligned to federal banking regulators’ definitions and are utilized to develop the associated allowance. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding commercial risk ratings.
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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of June 30, 2021 and December 31, 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding Regions' credit quality indicators.

	June 30, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$6,383	$8,169	$5,010	$2,831	$1,984	$3,236	$12,961	$—	$(90)	$40,484
Special Mention	29	81	163	178	$33	$61	507	—	—	1,052
Substandard Accrual	53	18	56	71	$38	$7	377	—	—	620
Non-accrual	66	47	59	88	$10	$19	183	—	—	472
Total commercial and industrial	$6,531	$8,315	$5,288	$3,168	$2,065	$3,323	$14,028	$—	$(90)	$42,628

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$655	$1,249	$830	$792	$477	$945	$134	$—	$(4)	$5,078
Special Mention	3	51	18	24	7	47	1	—	—	151
Substandard Accrual	1	5	38	10	9	12	1	—	—	76
Non-accrual	2	8	15	16	21	13	1	—	—	76
Total commercial real estate mortgage—owner-occupied:	$661	$1,313	$901	$842	$514	$1,017	$137	$—	$(4)	$5,381

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$18	$64	$34	$37	$21	$50	$1	$—	$—	$225
Special Mention	—	—	—	—	2	—	—	—	—	2
Substandard Accrual	—	—	—	—	2	6	—	—	—	8
Non-accrual	1	1	—	—	1	7	—	—	—	10
Total commercial real estate construction—owner-occupied:	$19	$65	$34	$37	$26	$63	$1	$—	$—	$245
Total commercial	$7,211	$9,693	$6,223	$4,047	$2,605	$4,403	$14,166	$—	$(94)	$48,254

Commercial investor real estate mortgage:
Risk Rating:
Pass	$883	$1,061	$1,169	$998	$236	$132	$276	$—	$(5)	$4,750
Special Mention	24	82	190	2	15	10	—	—	—	323
Substandard Accrual	40	69	176	57	15	8	7	—	—	372
Non-accrual	—	—	—	1	—	3	—	—	—	4
Total commercial investor real estate mortgage	$947	$1,212	$1,535	$1,058	$266	$153	$283	$—	$(5)	$5,449

	June 30, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial investor real estate construction:
Risk Rating:
Pass	$116	$285	$516	$151	$1	$2	$682	$—	$(10)	$1,743
Special Mention	—	1	55	—	—	—	—	—	—	56
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$116	$286	$571	$151	$1	$2	$682	$—	$(10)	$1,799
Total investor real estate	$1,063	$1,498	$2,106	$1,209	$267	$155	$965	$—	$(15)	$7,248

Residential first mortgage:
FICO scores
Above 720	$2,080	$5,577	$1,396	$583	$780	$3,201	$—	$—	$—	$13,617
681-720	251	440	141	79	86	408	—	—	—	1,405
620-680	101	179	90	64	55	438	—	—	—	927
Below 620	15	40	46	48	50	488	—	—	—	687
Data not available	29	52	24	9	12	125	10	—	154	415
Total residential first mortgage	$2,476	$6,288	$1,697	$783	$983	$4,660	$10	$—	$154	$17,051

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$2,984	$49	$—	$3,033
681-720	—	—	—	—	—	—	425	10	—	435
620-680	—	—	—	—	—	—	283	13	—	296
Below 620	—	—	—	—	—	—	152	8	—	160
Data not available	—	—	—	—	—	—	101	3	29	133
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,945	$83	$29	$4,057

Home equity loans
FICO scores
Above 720	$290	$376	$197	$184	$264	$722	$—	$—	$—	$2,033
681-720	42	44	31	25	31	90	—	—	—	263
620-680	14	17	15	15	19	76	—	—	—	156
Below 620	2	2	6	8	12	54	—	—	—	84
Data not available	—	2	2	3	4	22	—	—	19	52
Total home equity loans	$348	$441	$251	$235	$330	$964	$—	$—	$19	$2,588

Indirect—vehicles:
FICO scores
Above 720	$—	$—	$13	$225	$94	$67	$—	$—	$—	$399
681-720	—	—	3	36	15	12	—	—	—	66
620-680	—	—	3	31	16	15	—	—	—	65
Below 620	—	—	3	29	18	19	—	—	—	69
Data not available	—	—	—	3	4	4	—	—	11	22
Total indirect- vehicles	$—	$—	$22	$324	$147	$117	$—	$—	$11	$621

	June 30, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Indirect—other consumer:
FICO scores
Above 720	$99	$393	$518	$305	$110	$69	$—	$—	$—	$1,494
681-720	15	61	127	84	32	19	—	—	—	338
620-680	2	14	56	45	19	13	—	—	—	149
Below 620	—	2	15	15	6	5	—	—	—	43
Data not available	—	—	3	3	2	1	—	—	124	133
Total indirect- other consumer	$116	$470	$719	$452	$169	$107	$—	$—	$124	$2,157

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$642	$—	$—	$642
681-720	—	—	—	—	—	—	235	—	—	235
620-680	—	—	—	—	—	—	186	—	—	186
Below 620	—	—	—	—	—	—	74	—	—	74
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,145	$—	$(14)	$1,131

Other consumer:
FICO scores
Above 720	$120	$156	$112	$53	$16	$5	$113	$—	$—	$575
681-720	39	42	28	11	2	1	52	—	—	175
620-680	23	25	17	7	2	1	36	—	—	111
Below 620	6	8	7	3	1	1	16	—	—	42
Data not available	59	—	—	—	—	—	3	—	2	64
Total other consumer	$247	$231	$164	$74	$21	$8	$220	$—	$2	$967
Total consumer loans	$3,187	$7,430	$2,853	$1,868	$1,650	$5,856	$5,320	$83	$325	$28,572
Total Loans	$11,461	$18,621	$11,182	$7,124	$4,522	$10,414	$20,451	$83	$216	$84,074

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$12,260	$6,115	$3,550	$2,413	$1,166	$2,493	$12,138	$—	$(39)	$40,096
Special Mention	133	250	376	84	5	48	722	—	—	1,618
Substandard Accrual	41	50	78	55	20	4	490	—	—	738
Non-accrual	42	59	97	20	23	19	158	—	—	418
Total commercial and industrial	$12,476	$6,474	$4,101	$2,572	$1,214	$2,564	$13,508	$—	$(39)	$42,870

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,379	$882	$913	$547	$401	$801	$140	$—	$(3)	$5,060
Special Mention	18	31	23	22	10	44	6	—	—	154
Substandard Accrual	3	38	16	16	4	15	2	—	—	94
Non-accrual	14	23	19	21	6	14	—	—	—	97
Total commercial real estate mortgage—owner-occupied:	$1,414	$974	$971	$606	$421	$874	$148	$—	$(3)	$5,405

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$61	$75	$39	$24	$24	$40	$9	$—	$—	$272
Special Mention	1	—	—	2	2	—	—	—	—	5
Substandard Accrual	—	3	1	3	4	3	—	—	—	14
Non-accrual	—	—	—	1	—	8	—	—	—	9
Total commercial real estate construction—owner-occupied:	$62	$78	$40	$30	$30	$51	$9	$—	$—	$300
Total commercial	$13,952	$7,526	$5,112	$3,208	$1,665	$3,489	$13,665	$—	$(42)	$48,575

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,663	$1,243	$1,137	$252	$65	$162	$332	$—	$(5)	$4,849
Special Mention	5	77	76	15	—	7	—	—	—	180
Substandard Accrual	69	114	57	—	2	9	—	—	—	251
Non-accrual	—	44	1	—	—	1	68	—	—	114
Total commercial investor real estate mortgage	$1,737	$1,478	$1,271	$267	$67	$179	$400	$—	$(5)	$5,394

Commercial investor real estate construction:
Risk Rating:
Pass	$224	$601	$266	$1	$—	$1	$679	$—	$(11)	$1,761
Special Mention	30	36	31	—	—	—	9	—	—	106
Substandard Accrual	1	1	—	—	—	—	—	—	—	2
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$255	$638	$297	$1	$—	$1	$688	$—	$(11)	$1,869
Total investor real estate	$1,992	$2,116	$1,568	$268	$67	$180	$1,088	$—	$(16)	$7,263

Residential first mortgage:
FICO scores
Above 720	$5,564	$1,738	$809	$1,023	$1,279	$2,709	$—	$—	$—	$13,122
681-720	525	189	103	112	113	360	—	—	—	1,402
620-680	211	100	73	64	67	404	—	—	—	919
Below 620	31	44	50	51	60	499	—	—	—	735
Data not available	52	23	13	16	15	126	10	—	142	397
Total residential first mortgage	$6,383	$2,094	$1,048	$1,266	$1,534	$4,098	$10	$—	$142	$16,575

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,334	$45	$—	$3,379
681-720	—	—	—	—	—	—	492	10	—	502
620-680	—	—	—	—	—	—	319	11	—	330
Below 620	—	—	—	—	—	—	181	7	—	188
Data not available	—	—	—	—	—	—	107	3	30	140
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,433	$76	$30	$4,539

Home equity loans
FICO scores
Above 720	$417	$251	$233	$325	$304	$580	$—	$—	$—	$2,110
681-720	57	40	35	39	37	76	—	—	—	284
620-680	21	17	19	22	25	65	—	—	—	169
Below 620	2	7	9	13	15	52	—	—	—	98
Data not available	1	2	2	4	5	17	—	—	21	52
Total home equity loans	$498	$317	$298	$403	$386	$790	$—	$—	$21	$2,713

Indirect—vehicles:
FICO scores
Above 720	$—	$18	$305	$137	$92	$40	$—	$—	$—	$592
681-720	—	5	50	22	16	8	—	—	—	101
620-680	—	4	44	23	18	8	—	—	—	97
Below 620	—	3	42	26	24	14	—	—	—	109
Data not available	—	—	4	6	4	4	—	—	17	35
Total indirect- vehicles	$—	$30	$445	$214	$154	$74	$—	$—	$17	$934

Indirect—other consumer:
FICO scores
Above 720	$297	$721	$392	$138	$60	$31	$—	$—	$—	$1,639
681-720	39	173	116	41	18	9	—	—	—	396
620-680	9	73	63	27	12	6	—	—	—	190
Below 620	1	22	22	9	5	2	—	—	—	61
Data not available	—	3	3	2	1	1	—	—	135	145
Total indirect- other consumer	$346	$992	$596	$217	$96	$49	$—	$—	$135	$2,431

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$667	$—	$—	$667
681-720	—	—	—	—	—	—	255	—	—	255
620-680	—	—	—	—	—	—	208	—	—	208
Below 620	—	—	—	—	—	—	91	—	—	91
Data not available	—	—	—	—	—	—	7	—	(15)	(8)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,228	$—	$(15)	$1,213

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Other consumer:
FICO scores
Above 720	$209	$163	$84	$30	$7	$3	$117	$—	$—	$613
681-720	61	44	20	5	1	1	52	—	—	184
620-680	34	28	13	4	1	1	42	—	—	123
Below 620	11	11	6	3	1	—	19	—	—	51
Data not available	46	1	—	—	—	—	3	—	2	52
Total other consumer	$361	$247	$123	$42	$10	$5	$233	$—	$2	$1,023
Total consumer loans	$7,588	$3,680	$2,510	$2,142	$2,180	$5,016	$5,904	$76	$332	$29,428
Total Loans	$23,532	$13,322	$9,190	$5,618	$3,912	$8,685	$20,657	$76	$274	$85,266
_________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and industrial lending includes PPP lending in the 2020 and 2021 vintage years.
AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of June 30, 2021 and December 31, 2020. Loans on non-accrual status with no related allowance included $203 million and $112 million of commercial and industrial loans as of June 30, 2021 and December 31, 2020, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	June 30, 2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$24	$11	$4	$39	$42,156	$472	$42,628
Commercial real estate mortgage—owner-occupied	5	2	2	9	5,305	76	5,381
Commercial real estate construction—owner-occupied	—	—	—	—	235	10	245
Total commercial	29	13	6	48	47,696	558	48,254
Commercial investor real estate mortgage	4	—	—	4	5,445	4	5,449
Commercial investor real estate construction	—	—	—	—	1,799	—	1,799
Total investor real estate	4	—	—	4	7,244	4	7,248
Residential first mortgage	67	30	119	216	17,000	51	17,051
Home equity lines	12	6	21	39	4,012	45	4,057
Home equity loans	7	3	13	23	2,580	8	2,588
Indirect—vehicles	7	2	2	11	621	—	621
Indirect—other consumer	7	5	3	15	2,157	—	2,157
Consumer credit card	6	5	12	23	1,131	—	1,131
Other consumer	8	2	2	12	967	—	967
Total consumer	114	53	172	339	28,468	104	28,572
	$147	$66	$178	$391	$83,408	$666	$84,074

	December 31, 2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$22	$7	$66	$42,452	$418	$42,870
Commercial real estate mortgage—owner-occupied	4	1	1	6	5,308	97	5,405
Commercial real estate construction—owner-occupied	1	—	—	1	291	9	300
Total commercial	42	23	8	73	48,051	524	48,575
Commercial investor real estate mortgage	3	—	—	3	5,280	114	5,394
Commercial investor real estate construction	—	—	—	—	1,869	—	1,869
Total investor real estate	3	—	—	3	7,149	114	7,263
Residential first mortgage	104	41	156	301	16,522	53	16,575
Home equity lines	24	11	19	54	4,493	46	4,539
Home equity loans	10	7	13	30	2,705	8	2,713
Indirect—vehicles	15	4	4	23	934	—	934
Indirect—other consumer	12	8	5	25	2,431	—	2,431
Consumer credit card	8	6	14	28	1,213	—	1,213
Other consumer	12	3	2	17	1,023	—	1,023
Total consumer	185	80	213	478	29,321	107	29,428
	$230	$103	$221	$554	$84,521	$745	$85,266
TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the Company's TDRs, including their impact on the allowance and designation of TDRs in periods subsequent to the modification.
As provided in the Consolidated Appropriations Act passed into law on December 27, 2020, which extended initial guidance provided in the CARES Act, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or January 1, 2022 are eligible for relief from TDR classification. Regions elected this provision; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. The Consolidated Appropriations Act relief and short-term nature of most COVID-19 deferrals precluded the majority of Regions' COVID-19 loan modifications from being classified as TDRs as of June 30, 2021 and December 31, 2020.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended June 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	15	$20	$—
Commercial real estate mortgage—owner-occupied	8	2	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	24	23	—
Commercial investor real estate mortgage	4	69	—
Commercial investor real estate construction	—	—	—
Total investor real estate	4	69	—
Residential first mortgage	161	26	2
Home equity lines	3	1	—
Home equity loans	6	1	—
Consumer credit card	—	—	—
Indirect—vehicles and other consumer	4	—	—
Total consumer	174	28	2
	202	$120	$2

	Three Months Ended June 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	67	$120	$—
Commercial real estate mortgage—owner-occupied	5	3	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	72	123	—
Commercial investor real estate mortgage	3	—	—
Commercial investor real estate construction	—	—	—
Total investor real estate	3	—	—
Residential first mortgage	31	4	1
Home equity lines	—	—	—
Home equity loans	12	1	—
Consumer credit card	1	—	—
Indirect—vehicles and other consumer	1	—	—
Total consumer	45	5	1
	120	$128	$1

	Six Months Ended June 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	41	$50	$—
Commercial real estate mortgage—owner-occupied	14	3	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	56	54	—
Commercial investor real estate mortgage	6	76	—
Commercial investor real estate construction	—	—	—
Total investor real estate	6	76	—
Residential first mortgage	336	61	5
Home equity lines	5	1	—
Home equity loans	7	1	—
Consumer credit card	—	—	—
Indirect—vehicles and other consumer	52	1	—
Total consumer	400	64	5
	462	$194	$5

	Six Months Ended June 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	93	$194	$—
Commercial real estate mortgage—owner-occupied	10	5	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	104	200	—
Commercial investor real estate mortgage	7	1	—
Commercial investor real estate construction	1	—	—
Total investor real estate	8	1	—
Residential first mortgage	83	11	2
Home equity lines	—	—	—
Home equity loans	27	2	—
Consumer credit card	11	—	—
Indirect—vehicles and other consumer	11	—	—
Total consumer	132	13	2
	244	$214	$2

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Carrying value, beginning of period	$401	$254	$296	$345
Additions	45	24	77	35
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(38)	(11)	52	(94)
Economic amortization associated with borrower repayments (1)	(16)	(18)	(33)	(37)
Carrying value, end of period	$392	$249	$392	$249
________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.

In the six months ended 2021 and 2020, the Company purchased the rights to service residential mortgage loans on a flow basis for approximately $37 million and $16 million, respectively.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2021	2020
	(Dollars in millions)
Unpaid principal balance	$35,519	$33,575
Weighted-average CPR (%)	10.5%	17.0%
Estimated impact on fair value of a 10% increase	$(27)	$(25)
Estimated impact on fair value of a 20% increase	$(49)	$(44)
Option-adjusted spread (basis points)	571	626
Estimated impact on fair value of a 10% increase	$(9)	$(5)
Estimated impact on fair value of a 20% increase	$(19)	$(11)
Weighted-average coupon interest rate	3.7%	4.1%
Weighted-average remaining maturity (months)	292	280
Weighted-average servicing fee (basis points)	27.3	27.4
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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)		(In millions)
Servicing related fees and other ancillary income	$25	$23	$49	$48
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
The table below presents an analysis of commercial MSRs under the amortization measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)		(In millions)
Carrying value, beginning of period	$82	$59	$74	$59
Additions	8	7	19	10
Economic amortization associated with borrower repayments (1)	(4)	(2)	(7)	(5)
Carrying value, end of period	$86	$64	$86	$64
________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates the commercial MSRs for impairment based on fair value. The estimated fair value of the commercial MSRs was approximately $93 million at June 30, 2021 and $81 million December 31, 2020.
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)		(In millions)
Servicing related fees and other ancillary income	$5	$5	$10	$10

NOTE 5. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

PREFERRED STOCK
    The following table presents a summary of the non-cumulative perpetual preferred stock:

									June 30, 2021	December 31, 2020
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions, except per share data)
Series A (2)	11/1/2012	12/15/2017	6.375%		$—	$1,000	$25	1/40th	$—	$387
Series B	4/29/2014	9/15/2024	6.375%	(3)	500	1,000	25	1/40th	433	433
Series C	4/30/2019	5/15/2029	5.700%	(4)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(5)	350	100,000	1,000	1/100th	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	390	—
					$1,750				$1,659	$1,656
_________
(1)Dividends on all series of preferred stock, if declared, accrue and are payable quarterly in arrears.
(2)The shares were fully redeemed on June 15, 2021.
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
(5)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2025, 5.750%, and (ii) for each period beginning on or after September 15, 2025, the five-year treasury rate as of the most recent reset dividend determination date plus 5.426%.
All series of preferred stock have no stated maturity and redemption is solely at Regions' option, subject to regulatory approval, in whole, or in part, after the earliest redemption date or in whole, but not in part, at any time following a regulatory capital treatment event for the Series B, Series C, Series D, and Series E preferred stock.
The Board declared a total of $46 million in cash dividends on Series A, Series B, and Series C preferred stock during both the first six months of 2021 and 2020. The Board declared $11 million in cash dividends on Series D preferred stock during the first six months of 2021; the initial quarterly dividend for Series D was declared in the third quarter of 2020 and there were no cash dividends for the first six months of 2020. Therefore, a total of $57 million in cash dividends on total preferred stock was declared in the first six months of 2021. The initial quarterly dividend date for the Series E preferred stock is September 15, 2021, therefore there were no cash dividends for Series E preferred stock for the first six months of 2021.
On May 4, 2021, Regions completed the issuance of $400 million in depositary shares each representing a 1/40th ownership interest in a share of the Company's 4.45% non-cumulative perpetual preferred stock, Series E, par value $1.00 per share ("Series E preferred stock"), with a liquidation preference of $1,000 per share of Series E preferred stock (equivalent to $25.00 per depositary share). The Company incurred $10 million of issuance costs associated with the transaction. Dividends will be paid quarterly at an annual rate equal to 4.45% for each period beginning September 15, 2021.
During the second quarter of 2021, the Company redeemed all 500,000 outstanding shares of Series A non-cumulative perpetual preferred stock and the corresponding depositary fractional shares at par for $500 million. Upon redemption, additional paid in capital was reduced by $100 million related to Series A preferred dividends that were recorded as a reduction of preferred stock, including related surplus, and net income available to common shareholders was reduced by $13 million related to issuance costs.
In the event Series B, Series C, Series D or Series E preferred shares are redeemed at the liquidation amounts, $67 million, $10 million, $4 million, or $10 million in excess of the redemption amount over the carrying amount will be recognized, respectively. Approximately $52 million of Series B preferred dividends that were recorded as a reduction of preferred stock, including related surplus, will be recorded as a reduction to common shareholders' equity. The remaining amounts listed represent issuance costs that were recorded as reductions to preferred stock, including related surplus, and will be recorded as reductions to net income available to common shareholders.

COMMON STOCK
Regions was not required to participate in the 2021 CCAR; the Company chose to participate in part to have the Federal Reserve re-evaluate Regions' SCB. Regions received the results of the voluntary test on June 28, 2021. The Federal Reserve communicated that the Company exceeded all minimum capital levels under the Federal Reserve's Supervisory Stress Test. Effective October 1, 2021, Regions' preliminary SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent.
As part of the Company's capital plan, on April 21, 2021, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. As of June 30, 2021, Regions had repurchased approximately 8.0 million shares of common stock under this plan which reduced shareholders' equity by $167 million. Included in the share repurchases are approximately 1.0 million shares that were repurchased as part of the amendment to the Company’s deferred investment plan for its directors. All of these shares were immediately retired upon repurchase and therefore, will not be included in treasury stock. The Company did not repurchase shares in the first quarter of 2021 or throughout 2020.
During the third quarter of 2020, the Federal Reserve mandated that banks must not increase their quarterly per share common dividend and implemented an earnings-based payout restriction in connection with the supervisory stress test, requiring the third quarter 2020 dividend to not exceed the average of the prior four quarters of net income excluding preferred dividends. This mandate was subsequently extended through the second quarter of 2021. Therefore, Regions declared $0.155 per share in cash dividends for both the first and second quarters of 2021 and 2020, totaling $0.31 per common share for the first six months of 2021 and 2020.
In the third quarter of 2021, the Federal Reserve lifted restrictions on quarterly per share common dividends on banks whose capital remains above required levels in the ongoing 2021 CCAR cycle. On July 21, 2021, the Board approved a 10 percent increase to the third quarter common stock dividend to $0.17 per share.
ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income, beginning of period	$793	$(201)	$592

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(18)	$4	$(14)
Reclassification adjustments for amortization of unrealized losses (2)	1	—	1
Ending balance	$(17)	$4	$(13)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$513	$(130)	$383
Unrealized gains (losses) arising during the period	94	(23)	71
Reclassification adjustments for securities (gains) losses realized in net income (loss) (3)	(1)	—	(1)
Change in AOCI from securities available for sale activity in the period	93	(23)	70
Ending balance	$606	$(153)	$453
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,177	$(297)	$880
Unrealized holding gains (losses) on derivatives arising during the period	74	(18)	56
Reclassification adjustments for (gains) losses realized in net income (2)	(104)	26	(78)
Change in AOCI from derivative activity in the period	(30)	8	(22)
Ending balance	$1,147	$(289)	$858
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(879)	$222	$(657)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	14	(4)	10
Ending balance	$(865)	$218	$(647)

Total other comprehensive income	78	(19)	59
Total accumulated other comprehensive income, end of period	$871	$(220)	$651

	Three Months Ended June 30, 2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,771	$(447)	$1,324

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(28)	$7	$(21)
Reclassification adjustments for amortization of unrealized losses (2)	1	—	1
Ending balance	$(27)	$7	$(20)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$871	$(220)	$651
Unrealized gains (losses) arising during the period	246	(61)	185
Reclassification adjustments for securities (gains) losses realized in net income (loss) (3)	(1)	—	(1)
Change in AOCI from securities available for sale activity in the period	245	(61)	184
Ending balance	$1,116	$(281)	$835
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,712	$(431)	$1,281
Unrealized holding gains (losses) on derivatives arising during the period	205	(52)	153
Reclassification adjustments for (gains) losses realized in income (2)	(60)	15	(45)
Change in AOCI from derivative activity in the period	145	(37)	108
Ending balance	$1,857	$(468)	$1,389
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(784)	$197	$(587)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	12	(3)	9
Ending balance	$(772)	$194	$(578)

Total other comprehensive income	403	(101)	302
Total accumulated other comprehensive income, end of period	$2,174	$(548)	$1,626

	Six Months Ended June 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization of unrealized losses (2)	4	(1)	3
Ending Balance	$(17)	$4	$(13)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(454)	115	(339)
Reclassification adjustments for securities (gains) losses realized in net income (loss) (3)	(2)	—	(2)
Change in AOCI from securities available for sale activity in the period	(456)	115	(341)
Ending Balance	$606	$(153)	$453
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized holding gains (losses) on active hedges arising during the period	(257)	65	(192)
Reclassification adjustments for (gains) losses realized in net income (2)	(206)	52	(154)
Change in AOCI from derivative activity in the period	(463)	117	(346)
Ending balance	$1,147	$(289)	$858
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	27	(7)	20
Ending Balance	$(865)	$218	$(647)

Total other comprehensive income	(888)	224	(664)
Total accumulated other comprehensive income (loss), end of period	$871	$(220)	$651

	Six Months Ended June 30, 2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(120)	$30	$(90)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(29)	$7	$(22)
Reclassification adjustments for amortization of unrealized losses (2)	2	—	2
Ending Balance	$(27)	$7	$(20)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$274	$(69)	$205
Unrealized gains (losses) arising during the period	843	(212)	631
Reclassification adjustments for securities (gains) losses realized in net income (loss) (3)	(1)	—	(1)
Change in AOCI from securities available for sale activity in the period	842	(212)	630
Ending Balance	$1,116	$(281)	$835
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$430	$(108)	$322
Unrealized holding gains (losses) on derivatives arising during the period	1,496	(377)	1,119
Reclassification adjustments for (gains) losses realized in net income (2)	(69)	17	(52)
Change in AOCI from derivative activity in the period	1,427	(360)	1,067
Ending balance	$1,857	$(468)	$1,389
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(795)	$200	$(595)
Amounts reclassified for amortization of actuarial gains (losses) and settlements realized in net income (4)	23	(6)	17
Ending Balance	$(772)	$194	$(578)

Total other comprehensive income	2,294	(578)	1,716
Total accumulated other comprehensive income, end of period	$2,174	$(548)	$1,626
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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$790	$(214)	$1,432	$(52)
Preferred stock dividends and other (1)	(42)	(23)	(70)	(46)
Net income (loss) available to common shareholders	$748	$(237)	$1,362	$(98)
Denominator:
Weighted-average common shares outstanding—basic	958	960	959	958
Potential common shares	7	—	8	—
Weighted-average common shares outstanding—diluted	965	960	967	958
Earnings (loss) per common share:
Basic	$0.78	$(0.25)	$1.42	$(0.10)
Diluted	0.77	(0.25)	1.41	(0.10)
_________
(1)Preferred stock dividends and other for the three and six months ended June 30, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares. See Note 5 for additional information.
The effects from the assumed exercise of 4 million in stock options, restricted stock units and awards and performance stock units for both the three months and six months ended June 30, 2021 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
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
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended June 30
	2021	2020	2021	2020	2021	2020
	(In millions)
Service cost	$10	$8	$2	$1	$12	$9
Interest cost	12	16	—	1	12	17
Expected return on plan assets	(36)	(38)	—	—	(36)	(38)
Amortization of actuarial loss	12	11	2	1	14	12
Net periodic pension cost (credit)	$(2)	$(3)	$4	$3	$2	$—

	Qualified Plans		Non-qualified Plans		Total
	Six Months Ended June 30
	2021	2020	2021	2020	2021	2020
	(In millions)
Service cost	$19	$17	$3	$2	$22	$19
Interest cost	24	32	1	2	25	34
Expected return on plan assets	(71)	(75)	—	—	(71)	(75)
Amortization of actuarial loss	23	20	4	3	27	23
Net periodic pension cost (credit)	$(5)	$(6)	$8	$7	$3	$1
The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first six months of 2021.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2021 or 2020.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	June 30, 2021			December 31, 2020
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$1,750	$60	$11	$2,100	$77	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps (2)	17,000	532	1	16,000	1,181	—
Interest rate floors (3)(4)	3,500	196	—	5,750	430	—
Total derivatives in cash flow hedging relationships	20,500	728	1	21,750	1,611	—
Total derivatives designated as hedging instruments	$22,250	$788	$12	$23,850	$1,688	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$76,721	$1,039	$1,055	$76,764	$1,492	$1,464
Interest rate options	15,590	$64	$23	13,806	90	28
Interest rate futures and forward commitments	2,921	$13	$4	4,270	11	26
Other contracts	9,120	$157	$160	9,924	68	80
Total derivatives not designated as hedging instruments	$104,352	$1,273	$1,242	$104,764	$1,661	$1,598
Total derivatives	$126,602	$2,061	$1,254	$128,614	$3,349	$1,598

Total gross derivative instruments, before netting		$2,061	$1,254		$3,349	$1,598
Less: Netting adjustments (5)		$1,357	$1,202		2,428	1,545
Total gross derivative instruments, after netting (6)		$704	$52		$921	$53
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
(2)Includes accrued interest of $21 million at June 30, 2021 and $28 million at December 31, 2020, respectively.
(3)Includes accrued interest of $8 million at June 30, 2021 and $12 million at December 31, 2020, respectively.
(4)Estimated fair value includes premium of approximately $44 million as of June 30, 2021 and $83 million as of December 31, 2020 to be amortized over the remaining life. Approximately $32 million of the decrease since December 31, 2020 related to hedges that were terminated during the first six months of 2021 and were not amortized into earnings as of the date of termination.
(5)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral.
(6)The gain amounts, which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of June 30, 2021 and December 31, 2020, financial instruments posted of $24 million, for both periods, were not offset in the consolidated balance sheets.
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
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps and interest rate floors. As of June 30, 2021, Regions is hedging its exposure to the variability in future cash flows for forecasted transactions through 2026.
During the three and six months ended June 30, 2021, the Company terminated $250 million and $2.3 billion, respectively, in notional of floor hedges. During the three and six months ended June 30, 2021, the Company terminated $3.0 billion and $5.6 billion, respectively, in notional of swap hedges. The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2025.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Unrealized gains on terminated hedges included in AOCI- Beginning	$279	$70	$121	$78
Unrealized gains (losses) on terminated hedges arising during the period	249	—	415	(6)
Reclassification adjustments for amortization of unrealized (gains) into net income	(34)	(2)	(42)	(4)
Unrealized gains on terminated hedges included in AOCI-Ending	$494	$68	$494	$68
Regions expects to reclassify into earnings approximately $427 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $174 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended June 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$849	$26

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$7
Recognized on derivatives	—	(4)
Recognized on hedged items	—	4
Net income recognized on fair value hedges	$—	$7

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$104	$—
Income (expense) recognized on cash flow hedges	$104	$—

	Three Months Ended June 30, 2020
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$898	$49

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$11
Recognized on derivatives	—	1
Recognized on hedged items	—	(1)
Net income recognized on fair value hedges	$—	$11

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$60	$—
Income (expense) recognized on cash flow hedges	$60	$—

	Six Months Ended June 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$1,703	$53

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$14
Recognized on derivatives	—	(26)
Recognized on hedged items	—	26
Income (expense) recognized on fair value hedges	$—	$14

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$206	$—
Income (expense) recognized on cash flow hedges	$206	$—

	Six Months Ended June 30, 2020
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$1,801	$108

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$15
Recognized on derivatives	—	77
Recognized on hedged items	—	(77)
Income (expense) recognized on fair value hedges	$—	$15

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$69	$—
Income (expense) recognized on cash flow hedges	$69	$—
___
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax.

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2021		December 31, 2020
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
(In millions)
Long-term borrowings	$(1,786)	$(38)	$(2,171)	$(64)

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2021 and December 31, 2020, Regions had $806 million and $924 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2021 and December 31, 2020, Regions had $1.5 billion and $1.9 billion, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of June 30, 2021 and December 31, 2020, the total notional amount related to these contracts was $3.9 billion and $4.1 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2021	2020	2021	2020
	(In millions)
Capital markets income:
Interest rate swaps	$(3)	$29	$20	$(8)
Interest rate options	2	16	17	32
Interest rate futures and forward commitments	3	2	12	7
Other contracts	2	11	7	—
Total capital markets income	4	58	56	31
Mortgage income:
Interest rate swaps	29	6	(38)	104
Interest rate options	(2)	2	(15)	26
Interest rate futures and forward commitments	(19)	17	11	1
Total mortgage income	8	25	(42)	131
	$12	$83	$14	$162

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2022 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2021 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2021 was approximately $537 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2021 and 2020 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2021 and December 31, 2020, were $115 million and $74 million, respectively, for which Regions had posted collateral of $116 million and $74 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$737	$—	$—	$737	$183	$—	$—	$183
Federal agency securities	—	99	—	99	—	105	—	105
Mortgage-backed securities (MBS):
Residential agency	—	19,860	—	19,860	—	19,076	—	19,076
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	6,464	—	6,464	—	5,999	—	5,999
Commercial non-agency	—	553	—	553	—	586	—	586
Corporate and other debt securities	—	1,572	4	1,576	—	1,200	4	1,204
Total debt securities available for sale	$737	$28,548	$5	$29,290	$183	$26,966	$5	$27,154
Loans held for sale	$—	$991	$—	$991	$—	$1,446	$—	$1,446
Marketable equity securities	$447	$—	$—	$447	$388	$—	$—	$388
Residential mortgage servicing rights	$—	$—	$392	$392	$—	$—	$296	$296
Derivative assets(2):
Interest rate swaps	$—	$1,631	$—	$1,631	$—	$2,750	$—	$2,750
Interest rate options	—	234	26	260	—	477	43	520
Interest rate futures and forward commitments	—	13	—	13	—	11	—	11
Other contracts	1	156	—	157	2	65	1	68
Total derivative assets	$1	$2,034	$26	$2,061	$2	$3,303	$44	$3,349
Equity investments	$—	$—	$—	$—	$—	$74	$—	$74
Derivative liabilities(2):
Interest rate swaps	$—	$1,067	$—	$1,067	$—	$1,464	$—	$1,464
Interest rate options	—	23	—	23	—	28	—	28
Interest rate futures and forward commitments	—	4	—	4	—	26	—	26
Other contracts	1	155	4	160	2	72	6	80
Total derivative liabilities	$1	$1,249	$4	$1,254	$2	$1,590	$6	$1,598
Non-recurring fair value measurements(3)
Loans held for sale(4)	$—	$—	$128	$128	$—	$—	$4	$4
Equity investments without a readily determinable fair value	—	—	6	6	—	—	12	12
Foreclosed property and other real estate	—	—	12	12	—	—	5	5

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
(3)From time to time, certain assets may be recorded at fair value on a non-recurring basis, and the related fair value adjustments disclosed are typically a result of the application of lower of cost or fair value accounting or a write-down occurring during the periods indicated.
(4)Loans held for sale measured at fair value on a non-recurring basis as of June 30, 2021 includes a single IRE loan of $97 million that was reclassified into loans held for sale during the second quarter of 2021 and sold subsequent to June 30, 2021.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by ALCO in a holistic approach to managing price fluctuation risks.
The following tables illustrate rollforwards for residential mortgage servicing rights, which are the only material assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020, respectively.

	Residential mortgage servicing rights
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Carrying value, beginning of period	$401	$254	$296	$345
Total realized/unrealized gains (losses) included in earnings (1)	(54)	(29)	19	(131)
Purchases	45	24	77	35
Carrying value, end of period	$392	$249	$392	$249
_________
(1)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Loans held for sale	$(5)	$(2)	$(5)	$(5)
Equity investments without a readily determinable fair value	1	—	1	(3)
Foreclosed property and other real estate	—	(1)	(7)	(10)
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2021, and December 31, 2020. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2021, and December 31, 2020, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2021
	Level 3 Estimated Fair Value at June 30, 2021	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$392	Discounted cash flow	Weighted-average CPR (%)	6.6% - 22.2% (10.5%)
			OAS (%)	4.8% - 9.4% (5.7%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2020
	Level 3 Estimated Fair Value at December 31, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$296	Discounted cash flow	Weighted-average CPR (%)	8.1% - 31.2% (15.6%)
			OAS (%)	4.8% - 9.5% (5.6%)
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
The Company also elected to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at June 30, 2021.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2021			December 31, 2020
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$975	$939	$36	$1,439	$1,362	$77
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2021 and 2020. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In millions)
Net gains (losses) resulting for the change in fair value of mortgage loans held for sale	$10	$20	$(40)	$30

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2021 are as follows:

	June 30, 2021
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$25,594	$25,594	$25,594	$—	$—
Debt securities held to maturity	993	1,064	—	1,064	—
Debt securities available for sale	29,290	29,290	737	28,548	5
Loans held for sale	1,194	1,194	—	1,066	128
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	81,063	81,715	—	—	81,715
Other earning assets(4)	1,083	1,083	447	636	—
Derivative assets	2,061	2,061	1	2,034	26
Financial liabilities:
Derivative liabilities	1,254	1,254	1	1,249	4
Deposits	131,484	131,500	—	131,500	—
Long-term borrowings	2,870	3,363	—	3,019	344
Loan commitments and letters of credit	118	118	—	—	118
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value premium on the loan portfolio's net carrying amount at June 30, 2021 was $652 million or 0.8 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.4 billion at June 30, 2021.
(4)Excluded from this table is the operating lease carrying amount of $163 million at June 30, 2021.

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
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$442	$488	$33	$—	$963
Provision for (benefit from) credit losses	77	60	3	(477)	(337)
Non-interest income	164	314	100	41	619
Non-interest expense	261	534	93	10	898
Income before income taxes	268	208	37	508	1,021
Income tax expense	67	52	9	103	231
Net income	201	156	28	405	790
Average assets	$59,861	$33,415	$2,036	$59,366	$154,678

	Three Months Ended June 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$431	$508	$33	$—	$972
Provision for credit losses	78	80	4	720	882
Non-interest income	181	287	81	24	573
Non-interest expense	256	504	82	82	924
Income (loss) before income taxes	278	211	28	(778)	(261)
Income tax expense (benefit)	69	53	7	(176)	(47)
Net income (loss)	209	158	21	(602)	(214)
Average assets	$65,595	$34,385	$2,009	$37,831	$139,820

	Six Months Ended June 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$877	$985	$68	$—	$1,930
Provision for (benefit from) credit losses	157	133	6	(775)	(479)
Non-interest income	357	645	192	66	1,260
Non-interest expense	529	1,065	186	46	1,826
Income before income taxes	548	432	68	795	1,843
Income tax expense	137	108	17	149	411
Net income	411	324	51	646	1,432
Average assets	$59,677	$33,728	$2,041	$55,192	$150,638

	Six Months Ended June 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$783	$1,046	$71	$—	$1,900
Provision for credit losses	130	168	7	950	1,255
Non-interest income	285	601	167	5	1,058
Non-interest expense	494	1,008	172	86	1,760
Income (loss) before income taxes	444	471	59	(1,031)	(57)
Income tax expense (benefit)	111	118	15	(249)	(5)
Net income (loss)	333	353	44	(782)	(52)
Average assets	$60,340	$34,490	$2,035	$35,430	$132,295

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2021	December 31, 2020
	(In millions)
Unused commitments to extend credit	$60,626	$56,644
Standby letters of credit	1,773	1,742
Commercial letters of credit	42	132
Liabilities associated with standby letters of credit	31	25
Assets associated with standby letters of credit	31	25
Reserve for unfunded credit commitments	87	126
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of June 30, 2021, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly.
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
GUARANTEES
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third for the majority of its DUS servicing portfolio. At June 30, 2021 and December 31, 2020, the Company's DUS servicing portfolio totaled approximately $4.8 billion and $4.5 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.6 billion and $1.5 billion at June 30, 2021 and December 31, 2020, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million at both June 30, 2021 and December 31, 2020. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2020, for additional information.

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
		January 1, 2022	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)	The Update clarified how an issuer should account for modifications made to equity-classified written call options (i.e. a warrant to purchase the issuer’s common stock). The guidance in the Update requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.	January 1, 2022	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2020, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2021 compared to December 31, 2020.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2021, Regions operated 1,313 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
On June 8, 2021, Regions announced that it had entered into an agreement to acquire EnerBank USA, a consumer lending institution specializing in home improvement lending headquartered in Salt Lake City, Utah. The transaction is expected to close in the fourth quarter of 2021, subject to regulatory approval.
SECOND QUARTER OVERVIEW
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The July 2021 baseline forecast anticipates real GDP growth of 6.1 percent in 2021, 5.3 percent in 2022, and 2.5 percent in 2023. The initial estimate for the second quarter 2021 GDP was released on July 29, 2021, which confirmed the July baseline forecast assumption that the aggregate level of real GDP would return to the pre-pandemic levels of the fourth quarter of 2019. While the downside risks posed by the COVID-19 virus have not been eliminated, they nonetheless have declined with further progress on the vaccination front. Further reopening of the economy and significant fiscal and monetary support are expected to sustain rapid growth over coming quarters on the heels of the 6.4 percent annualized real GDP growth seen in the first quarter of 2021. However, recent increases in COVID-19 case counts in Regions' footprint, and the progression of variants, have the potential to increase uncertainty in the outlook and are therefore being monitored closely. That said, Regions continues to expect that by year-end 2022 the economy will be back on the path of growth around 2.0 percent that prevailed prior to the pandemic. As has been the case since the onset of the pandemic, there remains a heightened degree of uncertainty around economic forecasts being made at present.
An increasingly common theme in the economic data over recent months is the growing imbalance between the demand side of the economy and the supply side. Thanks to an unprecedented degree of fiscal and monetary policy support, greater numbers of people being vaccinated against the COVID-19 virus, and the lifting of restrictions on economic activity, the demand side of the economy is notably robust. The supply side of the economy, however, is unable to keep pace. Shortages of labor and non-labor inputs and shipping bottlenecks are driving up costs to producers and acting as drags on output growth, and the growing imbalance between demand and supply has contributed to the sharp acceleration in inflation over recent months.
Supply and demand imbalances are evident in the labor market. As of June 2021, the level of nonfarm employment was 6.8 million jobs below the pre-pandemic peak, while there are 3.4 million fewer people in the labor force than was the case prior to the pandemic. Yet, there are over nine million open jobs waiting to be filled, and it seems clear that firms would be hiring more workers were they able to. While labor supply constraints should begin easing over coming months, in the interim they are leading to more upward pressure on wages than would seem consistent with the remaining degree of labor market slack, with average hourly earnings rising across all broad industry groups. With the various rounds of pandemic-related stimulus payments having largely run their course, labor earnings will resume their role as the main driver of growth in personal income.
The acceleration in the growth of labor income comes at a time when the personal saving rate remains significantly elevated, with an estimated $2.4 trillion more in household saving than would have been the case had pre-pandemic income and saving trends been maintained. Households have also been paring down debt to the point that, as of the first quarter of 2021, the level of non-mortgage debt was below the pre-pandemic level. As such, conditions are in place for continued growth in consumer spending over coming quarters. Residential investment is expected to be a support for real GDP growth over coming quarters, but to a lesser degree than had previously been the case. Despite mortgage interest rates remaining favorable, notably lean inventories have fueled rapid house price appreciation over the past year, thus eroding affordability. Along with some easing in demand, improvement on the supply side of the market is expected to result in a moderation in the pace of house price appreciation in the fourth quarter of 2021 and subsequent quarters.
As measured by the CPI, inflation hit 5.4 percent in June 2021, with core inflation hitting 4.5 percent, the highest rate of core inflation since November 1991. While some factors behind the acceleration in inflation over recent months, such as base effects and the normalization of services prices, will fade in the months ahead, supply chain bottlenecks, higher shipping costs, and higher labor costs could be sources of more persistent inflation pressures. As such, while inflation is expected to slow from current rates, it is likely to remain easily above the FOMC’s 2.0 percent target rate into 2022. That said, the FOMC continues to believe that inflation pressures are mostly transitory which, along with their stated willingness to let inflation run above their target rate for “some time,” makes it unlikely they will respond to higher inflation. While it is expected that the FOMC will begin tapering the pace of the Fed’s monthly asset purchases in early-2022, no changes in the Fed funds rate target range are expected until mid-2023. As such, monetary policy is expected to remain accommodative over the forecast horizon.
The July baseline forecast incorporates the infrastructure bill which has garnered bipartisan support in Congress, which would result in approximately $579 billion in spending above what has previously been assumed. While there is scope for further fiscal policy measures, at present there are no specific details on either the spending or tax measures and, as such, no such changes are incorporated into the current baseline forecast. It should also be noted that expectations of the potential economic effects of the infrastructure bill and any additional spending should be tempered by the fact that any such spending would be phased in over an eight-to-ten year period and would be at least partially offset by tax increases. As such, the net effect on GDP growth in any single year over the 2022-2029 period would be relatively small.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen in the U.S. as a whole. Those parts of the footprint, most notably Florida, traditionally more reliant on travel and tourism are benefiting from further reopening of the economy and increased mobility. While an above-average exposure to manufacturing across much of the footprint will be a tailwind to growth within the footprint, supply chain and logistics bottlenecks mean that growth will be slower than would otherwise be the case. To the extent remote working remains part of the post-pandemic landscape, states such as Florida, Georgia, the Carolinas, Tennessee, and Texas that have consistently benefited from above average degrees of in-migration should continue to do so, which will provide support to the broader economies of these states.

The continued signs of economic improvement, with consideration of uncertainty inherent in the forecast, impacted Regions' forecast utilized in calculating the ACL as of June 30, 2021. See the "Allowance" section for further information.
COVID-19 Pandemic
Regions' business operations and financial results are influenced by the economic environment in which the Company operates. In the second quarter of 2021, the economic forecast continued to show signs of recovery. While some uncertainty remains, the economic forecast shows a much more positive outlook as the economy is more fully reopen. There are select areas where the COVID-19 pandemic impacted second quarter conditions, as discussed below. Regions expects that the pandemic will continue to influence economic conditions and the Company's financial results in future quarters, albeit at a diminishing rate.
Regions is in the process of implementing a phased approach to return remote working associates to office locations. As of June 30, 2021, approximately 85 percent of the Company's non-branch associates are working remotely.
During the second quarter of 2021, the Company continued to offer financial assistance to support customers who were experiencing financial hardships related to the COVID-19 pandemic. This assistance included offering special COVID-related payment deferral or forbearance programs for the Company's mortgage and home equity loan customers.
Regions' outstanding deferrals have declined 95 percent since the initial relief provided in early 2020 from $5.7 billion as of June 30, 2020 to $269 million as of June 30, 2021. Of total outstanding deferrals, 71 percent are related to residential mortgages that are government guaranteed.
As a certified SBA lender, Regions provided its customers with the loan process under the PPP. Program funding ended in the second quarter of 2021 and the forgiveness process is ongoing. Regions originated PPP loans totaling approximately $6.2 billion, of which approximately 38,100 loans totaling approximately $2.9 billion remained outstanding as of June 30, 2021. Regions expects that approximately 80% of the total $6.2 billion of PPP loans will be forgiven by year-end 2021.
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
The COVID-19 pandemic also affected non-interest income. Due to changes in customer behavior, combined with continued enhancements to overdraft practices and transaction postings, the Company estimates consumer service charges will remain 10 percent to 15 percent below pre-pandemic levels. See Table 24 "Non-Interest Income" for more detail.
Regions has experienced a modest increase in cyber events as a result of the COVID-19 pandemic, however the Company's layered control environment has effectively detected and prevented any material impact related to these events. Refer to the "Information Security" section for further detail.
Capital
During the third quarter of 2020, the FRB finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. In the second quarter of 2021, Regions received the results of the Company's voluntary participation in 2021 CCAR. The FRB communicated that the Company exceeded all minimum capital levels under the supervisory stress test and the Company's stress capital buffer for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent.
In the third quarter of 2021, the FRB lifted restrictions on dividends that were put in place in previous periods in response to the COVID-19 pandemic. On July 21, 2021, the Company declared a cash dividend for the third quarter of 2021 of $0.17 per share of common stock, which was in compliance with the FRB's SCB framework.
The Company intends to operate at a range for CET1 of 9.25 percent to 9.75 percent, with the expectation to manage to the mid-point by year-end 2021. The Company regularly performs internal stress testing which can result in modifications to the operating range.
Second Quarter Results
Regions reported net income (loss) available to common shareholders of $748 million, or $0.77 per diluted share, in the second quarter of 2021 compared to $(237) million, or $(0.25) per diluted share, in the second quarter of 2020.
For the second quarter of 2021, net interest income (taxable-equivalent basis) totaled $975 million, down $10 million compared to the second quarter of 2020. The net interest margin (taxable-equivalent basis) was 2.81 percent for the second quarter of 2021 and 3.19 percent in the second quarter of 2020. The decrease in net interest income was primarily driven by a decrease in average loan balances and re-mixing into lower yielding lending portfolios. Net interest margin was negatively impacted by excess cash balances due to continued deposit growth as well as the repricing of fixed-rate loan and securities portfolios at lower market interest rates. Refer to Table 20 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further details.
The benefit from credit losses totaled $337 million in the second quarter of 2021, as compared to a provision of $882 million during the second quarter of 2020. The current quarter benefit was primarily due to continuing improvement in credit metrics, continued improvement in the economic forecast, vaccine deployment and the impact of expected charge-offs previously provided for. Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $47 million, or an annualized 0.23 percent of average loans, in the second quarter of 2021, compared to $182 million, or an annualized 0.80 percent for the second quarter of 2020. The decrease was primarily driven by broad-based improvements across most portfolios. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance was 2.00 percent of total loans, net of unearned income at June 30, 2021 compared to 2.69 percent at December 31, 2020. The decrease was impacted by the factors discussed above. The allowance was 253 percent of total non-performing loans at June 30, 2021 compared to 308 percent at December 31, 2020. Total non-performing loans (excluding loans held for sale) declined to 0.79 percent of total loans, net of unearned income, at June 30, 2021 compared to 0.87 percent at December 31, 2020. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $619 million for the second quarter of 2021, a $46 million increase from the second quarter of 2020. The increase was primarily driven by increases in service charges, card and ATM fees and other miscellaneous income. The increases were partially offset by declines in mortgage income and capital markets income. See Table 24 "Non-Interest Income" for more detail.
Total non-interest expense was $898 million in the second quarter of 2021, a $26 million decrease from the second quarter of 2020. The decrease was primarily driven by lower professional, legal and regulatory expenses and branch consolidation, property and equipment charges. See Table 25 "Non-Interest Expense" for more detail.
Income tax expense for the three months ended June 30, 2021 was $231 million compared to a $47 million benefit for the same period in 2020. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Expectations

2021 Expectations
Category	Expectation (1)
Total Adjusted Revenue	Stable to up modestly (dependent on timing and amount of PPP forgiveness)
Adjusted Non-Interest Expense	Stable to up modestly
Adjusted Average Loans	Down low single digits
Adjusted Ending Loans	Up low single digits
Net charge-offs / average loans	25-35 basis points
Effective tax rate	22-23%
_____
(1)The impacts from the Company's agreement to purchase EnerBank USA are not considered in these expectations.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $7.6 billion from year-end 2020 to June 30, 2021, due primarily to an increase in cash on deposit with the FRB. Excess liquidity from deposit growth is held at the FRB. Deposit growth was primarily driven by consumer deposits from government stimulus payments and new account growth during the first six months of 2021. See the "Liquidity" and "Deposits" sections for more information.

DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	June 30, 2021	December 31, 2020
	(In millions)
U.S. Treasury securities	$737	$183
Federal agency securities	99	105
Mortgage-backed securities:
Residential agency	20,294	19,611
Residential non-agency	1	1
Commercial agency	7,023	6,586
Commercial non-agency	553	586
Corporate and other debt securities	1,576	1,204
	$30,283	$28,276
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
Debt securities increased $2.0 billion from December 31, 2020 to June 30, 2021. The increase from year-end was primarily the result of the purchase of approximately $2.0 billion in U.S treasury securities, mortgage-backed securities and corporate and other debt securities during the second quarter of 2021.
LOANS HELD FOR SALE
    Loans held for sale totaled $1.2 billion at June 30, 2021, consisting of $976 million of residential real estate mortgage loans, $118 million of commercial mortgage and other loans, and $99 million of non-performing loans. At December 31, 2020, loans held for sale totaled $1.9 billion, consisting of $1.4 billion of residential real estate mortgage loans, $460 million of commercial mortgage and other loans, and $6 million of non-performing loans. In the fourth quarter of 2020, Regions made the decision to sell a certain portfolio of $239 million commercial and industrial loans, which were reclassified to held for sale as of December 31, 2020. In the second quarter of 2021, the Company decided not to sell the respective loans; therefore, effective June 1, 2021, the remaining balance of approximately $193 million was reclassified back to the loan portfolio. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 60 percent of Regions' interest-earning assets as of June 30, 2021. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2021	December 31, 2020
	(In millions, net of unearned income)
Commercial and industrial	$42,628	$42,870
Commercial real estate mortgage—owner-occupied (1)	5,381	5,405
Commercial real estate construction—owner-occupied (1)	245	300
Total commercial	48,254	48,575
Commercial investor real estate mortgage	5,449	5,394
Commercial investor real estate construction	1,799	1,869
Total investor real estate	7,248	7,263
Residential first mortgage	17,051	16,575
Home equity lines	4,057	4,539
Home equity loans	2,588	2,713
Indirect—vehicles	621	934
Indirect—other consumer	2,157	2,431
Consumer credit card	1,131	1,213
Other consumer	967	1,023
Total consumer	28,572	29,428
	$84,074	$85,266
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
While the economic environment continues to improve as the economy re-opens, there are select industries that continue to experience impacts of the COVID-19 pandemic. See Table 3 and Table 4 below for more detail.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans decreased $242 million since year-end 2020. The June 30, 2021 balance includes $2.9 billion of PPP loans, a decrease of $676 million compared to year-end 2020, reflecting an acceleration in PPP forgiveness in the second quarter. While line utilization levels remain well below pre-pandemic levels, utilization is believed to have reached an inflection point late in the second quarter.
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
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Commercial Industry Exposure

	June 30, 2021
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,531	$1,017	$2,548
Agriculture	358	292	650
Educational services	2,841	1,106	3,947
Energy	1,665	2,339	4,004
Financial services	4,649	5,378	10,027
Government and public sector	2,761	476	3,237
Healthcare	3,760	2,502	6,262
Information	1,900	1,079	2,979
Manufacturing	4,496	4,510	9,006
Professional, scientific and technical services	2,368	1,470	3,838
Real estate (1)	7,261	8,002	15,263
Religious, leisure, personal and non-profit services	1,998	738	2,736
Restaurant, accommodation and lodging	1,946	464	2,410
Retail trade	2,589	2,149	4,738
Transportation and warehousing	2,853	1,442	4,295
Utilities	2,058	2,785	4,843
Wholesale goods	3,246	3,143	6,389
Other (2)	(26)	3,439	3,413
Total commercial	$48,254	$42,331	$90,585

	December 31, 2020 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,605	$1,017	$2,622
Agriculture	424	332	756
Educational services	3,055	852	3,907
Energy	1,676	2,337	4,013
Financial services	4,416	4,905	9,321
Government and public sector	2,907	621	3,528
Healthcare	4,141	2,468	6,609
Information	1,699	1,096	2,795
Manufacturing	4,555	4,216	8,771
Professional, scientific and technical services	2,467	1,594	4,061
Real estate (1)	7,285	7,456	14,741
Religious, leisure, personal and non-profit services	1,966	810	2,776
Restaurant, accommodation and lodging	2,196	341	2,537
Retail trade	2,578	2,178	4,756
Transportation and warehousing	2,731	1,415	4,146
Utilities	1,829	2,758	4,587
Wholesale goods	3,050	3,303	6,353
Other (2)	(5)	1,774	1,769
Total commercial	$48,575	$39,473	$88,048
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

Regions has identified certain industry sectors within the commercial and investor real estate portfolio segments that have the highest risk due to COVID-19. A bottom-up review was performed in the second quarter of 2021, which narrowed high-risk industry sectors compared to year-end 2020. As of June 30, 2021, these high-risk industries include energy, consumer services and travel, retail, restaurants, and hotels. Identified COVID-19 high-risk balances have declined $2.5 billion from $5.2 billion at year-end 2020 to $2.7 billion as of June 30, 2021.
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
Table 4—COVID-19 High-Risk Industries

	June 30, 2021
	Balance Outstanding	% of Total Loans	Utilization %	% Criticized(1)
	($ in millions)
Commercial
Energy - E&P, oilfield services	$1,020	1.2%	50%	27%
Consumer services & travel - amusement, arts and recreation, personal care services, charter bus industry	616	0.7%	77%	8%
Retail (non-essential) - clothing	210	0.3%	46%	4%
Restaurants - full services	563	0.7%	67%	51%
Total commercial	2,409	2.9%	58%	26%
REITs and IRE
Hotels - full service, limited service, extended stay	297	0.4%	96%	95%
Total REITs and IRE	297	0.4%	96%	95%

Total COVID-19 high-risk industries	$2,706
_______
(1)Regions defines classified loans as commercial and investor real estate loans risk-rated substandard accrual and non-accrual, and criticized loans as those risk-rated special mention, substandard accrual and non-accrual. Criticized loans are also referred to as "criticized and classified".

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $15 million in comparison to 2020 year-end balances.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $476 million in comparison to 2020 year-end balances. The increase in residential first mortgage loans was primarily driven by an increase in originations due to continued historically low market interest rates. Approximately $3.2 billion in new loan originations were retained on the balance sheet through the first six months of 2021.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $482 million in comparison to 2020 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2021. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 5—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2021	89	2.19%	67	1.66%	156
2022	74	1.83%	72	1.77%	146
2023	102	2.52%	79	1.95%	181
2024	145	3.56%	107	2.64%	252
2025	146	3.60%	162	3.99%	308
2026-2031	1,601	39.47%	1,246	30.70%	2,847
2031-2035	101	2.47%	60	1.50%	161
Thereafter	3	0.08%	3	0.07%	6
Total	2,261	55.72%	1,796	44.28%	4,057
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $125 million in comparison to 2020 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

Table 6—Estimated Current Loan to Value Ranges

	June 30, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$8	$1	$1	$4	$2
Above 80% - 100%	2,528	15	37	19	7
80% and below	14,241	2,213	1,691	2,364	182
Data not available	274	32	67	7	3
	$17,051	$2,261	$1,796	$2,394	$194

	December 31, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$20	$4	$2	$5	$4
Above 80% - 100%	2,510	32	82	22	12
80% and below	13,790	2,417	1,888	2,452	207
Data not available	255	32	82	7	4
	$16,575	$2,485	$2,054	$2,486	$227
Indirect—Vehicles
Indirect-vehicles lending, which was lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio decreased $313 million from year-end 2020 as Regions has discontinued its indirect auto lending business. The Company remains in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio decreased $274 million from year-end 2020 due to exiting a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $82 million from year-end 2020 reflecting lower credit card transaction volume as well as elevated payment rates.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $56 million from year-end 2020.
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
The allowance totaled $1.7 billion at June 30, 2021 compared to $2.3 billion at December 31, 2020, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 7 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 7— Allowance Changes

	Three Months Ended
	June 30, 2021	June 30, 2020
	(In millions)
Allowance for credit losses, beginning balance	$2,068	$1,665
Initial allowance on acquired PCD loans	—	60
Net charge-offs	(47)	(182)
Provision over (less than) net charge-offs:
Economic outlook and adjustments	(265)	287
Changes in portfolio credit quality	(67)	382
Changes in specific reserves	(36)	(10)
Other portfolio changes (1)	31	147
Initial provision impact of non-PCD acquired loans (2)	—	76
Total provision over (less than) net charge-offs	(384)	700
Allowance for credit losses, ending balance	$1,684	$2,425

	Six Months Ended
	June 30, 2021	June 30, 2020
	(In millions)
Allowance for credit losses, beginning balance (as adjusted for change in accounting guidance) (3)	$2,293	$1,415
Initial allowance on acquired PCD loans	—	60
Net charge-offs	(130)	(305)
Provision over (less than) net charge-offs:
Economic outlook and adjustments	(394)	510
Changes in portfolio credit quality	(81)	424
Changes in specific reserves	(53)	26
Other portfolio changes (1)	49	219
Initial provision impact of non-PCD acquired loans (2)	—	76
Total provision over (less than) net charge-offs	(609)	950
Allowance for credit losses, ending balance	$1,684	$2,425
_______
(1)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs and changes in the mix of total outstanding loans.. This line item excludes the impact of PPP loans of $2.9 billion as of June 30, 2021, which are fully backed by the U.S. government and have an immaterial associated allowance.
(2)This balance includes $64 million related to the initial allowance for non-PCD loans acquired as part of the Ascentium acquisition. Impact included only for the quarter of acquisition.
(3)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets in the first quarter of 2020.

Credit metrics are monitored throughout the quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. The second quarter of 2021 exhibited strong asset quality performance, reflecting broad-based improvements across most portfolios. Commercial and investor real estate criticized balances decreased approximately $534 million, classified balances decreased $243 million, and total net charge-offs decreased $36 million compared to the first quarter of 2021. Non-performing loans, excluding held for sale, decreased approximately $72 million compared to the first quarter of 2021, while non-performing assets increased modestly. Additionally, mortgage LTVs are holding up well and the HPI showed robust appreciation. Regions continued to perform a bottom-up review of loan portfolios during the second quarter of 2021, which resulted in fewer sectors considered high-risk compared to the first quarter of 2021. As of June 30, 2021, $2.7 billion of commercial and investor real estate loans are in COVID-19 high-risk industry segments, a decline of $700 million from March 31, 2021. Refer to the "Portfolio Characteristics" section for more information about the high-risk industries. As the credit risk within Regions' loan portfolio continues to be evaluated, both negative and positive factors of the economic landscape were considered in determining the allowance estimate.
As economic activity accelerated due to widespread reopening of the economy, the second quarter of 2021 showed continued signs of economic improvement. Regions' June 2021 forecast was relatively consistent with the March 2021 forecast with the exception of HPI which saw meaningful increases. Regions' economic forecast utilized in the June 30, 2021 allowance estimate considered sustained reopening of the economy, further vaccine distribution and continued increases in consumer spending on goods and services. Refer to the Economic Environment in Regions' Banking Markets within the "Second Quarter Overview" section for more information. Furthermore, Regions benchmarked its internal forecast with external forecasts and external data available.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of June 30, 2021. The unemployment rate is the most significant macroeconomic factor among the CECL models. Unemployment remained normalized in the second quarter.
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		June 30, 2021
	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023
Real GDP, annualized % change	6.80%	6.10%	6.20%	5.10%	3.40%	3.00%	2.30%	2.30%	2.10%
Unemployment rate	5.80%	5.20%	4.90%	4.60%	4.40%	4.20%	4.00%	3.90%	3.80%
HPI, year-over-year % change	13.60%	12.60%	9.70%	6.90%	3.70%	2.80%	3.10%	3.30%	3.40%
S&P 500	4,171	4,230	4,247	4,273	4,303	4,329	4,349	4,381	4,411
The continued improvement in the economic forecast due to vaccine deployment, the impact of expected charge-offs previously provided for, lower expectations of future credit losses, and credit improvement (described above), were significant drivers of the modeled decreases in the allowance.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The June 30, 2021 general imprecision allowance was reduced compared to the first quarter of 2021, but continues to reflect management's caution with respect to the modeled reductions in the allowance given the uncertainty surrounding the pace of economic recovery, including the potential for higher inflation, as the changing status of the pandemic unfolds.
Based on the overall analysis performed, management deemed an allowance of $1.7 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of June 30, 2021.

`Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 9 "Allowance for Credit Losses." As noted above, economic trends such as interest rates, unemployment, volatility in commodity prices, inflation and collateral valuations as well as the length and depth of the COVID-19 pandemic and the impact of the CARES Act and other policy accommodations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2021 and beyond.
Table 9—Allowance for Credit Losses

	Six Months Ended June 30
	2021	2020
	(Dollars in millions)
Allowance for loan losses at January 1	$2,167	$869
Cumulative change in accounting guidance (1)	—	438
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	2,167	1,307

Loans charged-off:
Commercial and industrial	80	207
Commercial real estate mortgage—owner-occupied	2	6
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	19	—
Residential first mortgage	1	2
Home equity lines	4	7
Home equity loans	1	1
Indirect—vehicles	3	12
Indirect—other consumer	35	41
Consumer credit card	24	33
Other consumer	27	39
	197	348
Recoveries of loans previously charged-off:
Commercial and industrial	30	14
Commercial real estate mortgage—owner-occupied	1	3
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	2	1
Residential first mortgage	3	2
Home equity lines	8	5
Home equity loans	2	1
Indirect—vehicles	3	5
Indirect—other consumer	3	—
Consumer credit card	6	5
Other consumer	9	7
	67	43
Net charge-offs (recoveries):
Commercial and industrial	50	193
Commercial real estate mortgage—owner-occupied	1	3
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	17	(1)
Residential first mortgage	(2)	—
Home equity lines	(4)	2
Home equity loans	(1)	—
Indirect—vehicles	—	7
Indirect—other consumer	32	41
Consumer credit card	18	28
Other consumer	18	32
	130	305
Provision for (benefit from) loan losses	(440)	1,214
Initial allowance on acquired PCD loans	—	60
Allowance for loan losses at June 30	1,597	2,276
Reserve for unfunded credit commitments at January 1	126	45
Cumulative change in accounting guidance (1)	—	63
Provision for (benefit from) unfunded credit losses	(39)	41
Reserve for unfunded credit commitments at June 30	87	149
Allowance for credit losses at June 30	$1,684	$2,425
Loans, net of unearned income, outstanding at end of period	$84,074	$90,548
Average loans, net of unearned income, outstanding for the period	$84,653	$87,607

	Six Months Ended June 30
	2021	2020
	(Dollars in millions)
Net loan charge-offs (recoveries) as a % of average loans, annualized(2):
Commercial and industrial	0.23%	0.86%
Commercial real estate mortgage—owner-occupied	0.03%	0.13%
Commercial real estate construction—owner-occupied	0.67%	—%
Total commercial	0.21%	0.78%
Commercial investor real estate mortgage	0.64%	(0.04)%
Commercial investor real estate construction	(0.01)%	(0.01)%
Total investor real estate	0.48%	(0.03)%
Residential first mortgage	(0.02)%	—%
Home equity—lines of credit	(0.17)%	0.08%
Home equity—closed-end	(0.09)%	—%
Indirect—vehicles	0.13%	0.90%
Indirect—other consumer	2.87%	2.60%
Consumer credit card	3.18%	4.28%
Other consumer	3.59%	5.45%
Total consumer	0.43%	0.73%
Total	0.31%	0.70%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	2.00%	2.68%
Allowance for credit losses at end of period to loans, excluding PPP, net (non-GAAP) (3)	2.07%	2.82%
Allowance for loan losses at end of period to loans, net of unearned income	1.90%	2.51%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	253%	395%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	240%	370%
_______
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.
(2)Amounts have been calculated using whole dollar values.
(3)See Table 19 for calculation.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	June 30, 2021			December 31, 2020
	Loan Balance	Allowance Allocation	Allowance to Loans % (1)	Loan Balance	Allowance Allocation	Allowance to Loans % (1)
	(Dollars in millions)
Commercial and industrial	$42,628	$756	1.8%	$42,870	$1,027	2.4%
Commercial real estate mortgage—owner-occupied	5,381	150	2.8	5,405	242	4.5
Commercial real estate construction—owner-occupied	245	13	5.4	300	24	8.0
Total commercial	48,254	919	1.9	48,575	1,293	2.7
Commercial investor real estate mortgage	5,449	85	1.6	5,394	167	3.1
Commercial investor real estate construction	1,799	19	1.0	1,869	30	1.6
Total investor real estate	7,248	104	1.4	7,263	197	2.7
Residential first mortgage	17,051	130	0.8	16,575	155	0.9
Home equity lines	4,057	104	2.6	4,539	122	2.7
Home equity loans	2,588	32	1.2	2,713	33	1.2
Indirect—vehicles	621	8	1.3	934	19	2.0
Indirect—other consumer	2,157	183	8.5	2,431	241	9.9
Consumer credit card	1,131	130	11.5	1,213	161	13.3
Other consumer	967	74	7.7	1,023	72	7.0
Total consumer	28,572	661	2.3	29,428	803	2.7
Total	$84,074	$1,684	2.0%	$85,266	$2,293	2.7%
Less: SBA PPP loans	2,948	3	0.1%	3,624	1	—
Total, excluding PPP loans (2)	$81,126	$1,681	2.1%	$81,642	$2,292	2.8%
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
Under Regions' COVID-19 deferral and forbearance programs, customer payments are deferred for a period of time, typically 90 days. Upon expiration of the deferral period, customers may apply for additional relief or resume making payments on their loans. Repayment plans for the deferrals differ depending on the loan type and repayment ability of the borrower. The TDR relief and short-term nature of most COVID-19 deferrals precluded these modifications from being classified as TDRs as of June 30, 2021.
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

Table 11—Troubled Debt Restructurings

	June 30, 2021		December 31, 2020
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$72	$3	$77	$6
Investor real estate	75	4	44	1
Residential first mortgage	217	32	188	23
Home equity lines	31	4	35	5
Home equity loans	65	9	78	8
Consumer credit card	—	—	1	—
Other consumer	4	—	4	—
	464	52	427	43
Non-accrual status or 90 days past due and still accruing:
Commercial	114	11	124	18
Residential first mortgage	32	5	42	6
Home equity lines	3	—	2	—
Home equity loans	7	1	7	1
	156	17	175	25
Total TDRs - Loans	$620	$69	$602	$68

TDRs - Held For Sale	—	—	1	—
Total TDRs	$620	$69	$603	$68
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
Table 12—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$201	$44	$245	$33
Additions	35	70	208	—
Charge-offs	(7)	—	(52)	—
Other activity, inclusive of payments and removals (1)	(43)	(39)	(138)	(27)
Balance, end of period	$186	$75	$263	$6
________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $11 million of commercial loans and $37 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the six months ended June 30, 2021. During the six months ended June 30, 2020, $17 million of commercial loans and $12 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.
NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:

Table 13—Non-Performing Assets

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$472	$418
Commercial real estate mortgage—owner-occupied	76	97
Commercial real estate construction—owner-occupied	10	9
Total commercial	558	524
Commercial investor real estate mortgage	4	114
Total investor real estate	4	114
Residential first mortgage	51	53
Home equity lines	45	46
Home equity loans	8	8
Total consumer	104	107
Total non-performing loans, excluding loans held for sale	666	745
Non-performing loans held for sale	99	6
Total non-performing loans(1)	765	751
Foreclosed properties	15	25
Total non-performing assets(1)	$780	$776
Accruing loans 90 days past due:
Commercial and industrial	$4	$7
Commercial real estate mortgage—owner-occupied	2	1
Total commercial	6	8
Residential first mortgage(2)	75	99
Home equity lines	21	19
Home equity loans	13	13
Indirect—vehicles	2	4
Indirect—other consumer	3	5
Consumer credit card	12	14
Other consumer	2	2
Total consumer	128	156
	$134	$164
Non-performing loans(1) to loans and non-performing loans held for sale	0.91%	0.88%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.93%	0.91%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $44 million at June 30, 2021 and $57 million at December 31, 2020.
Non-performing loans at June 30, 2021 have increased compared to year-end levels, primarily driven by an increase in commercial and industrial. The decline in non-performing investor real estate loans is due to the reclassification of a credit to held for sale as of June 30, 2021.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 14— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$524	$114	$107	$745
Additions	282	4	3	289
Net payments/other activity	(127)	(2)	(6)	(135)
Return to accrual	(35)	—	—	(35)
Charge-offs on non-accrual loans(2)	(74)	(18)	—	(92)
Transfers to held for sale(3)	(10)	(94)	—	(104)
Transfers to real estate owned	(2)	—	—	(2)
Sales	—	—	—	—
Balance at end of period	$558	$4	$104	$666

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$431	$2	$74	$507
Additions	432	1	12	445
Net payments/other activity	(99)	(2)	(2)	(103)
Return to accrual	(13)	—	—	(13)
Charge-offs on non-accrual loans(2)	(195)	—	—	(195)
Transfers to held for sale(3)	(11)	—	—	(11)
Transfers to real estate owned	(4)	—	—	(4)
Sales	(12)	—	—	(12)
Balance at end of period	$529	$1	$84	$614
________
(1)All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.
(2)Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)Transfers to held for sale are shown net of charge-offs of $6 million and $4 million recorded upon transfer for the six months ended June 30, 2021 and 2020, respectively.
GOODWILL
Goodwill totaled $5.2 billion at both June 30, 2021 and December 31, 2020 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the second quarter of 2021 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for any of Regions’ reporting units for the June 30, 2021 interim period.

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
The following table summarizes deposits by category:
Table 15—Deposits

	June 30, 2021	December 31, 2020
	(In millions)
Non-interest-bearing demand	$56,468	$51,289
Savings	14,099	11,635
Interest-bearing transaction	25,512	24,484
Money market—domestic	30,725	29,719
Time deposits	4,679	5,341
Customer deposits	131,483	122,468
Corporate treasury time deposits	1	11
	$131,484	$122,479
Total deposits at June 30, 2021 increased approximately $9.0 billion compared to year-end 2020 levels, driven by increases in categories other than customer time deposits. Increases across categories were primarily driven by an increase in customer deposit balances due to recent government stimulus payments and new account growth. Also contributing to non-interest bearing demand growth is an increase in deposits from business customers who continued to retain excess liquidity. Customer time deposits decreased due to maturities, and continued lower interest rates resulted in a decrease in the utilization of time deposit accounts.
LONG-TERM BORROWINGS
Table 16—Long-Term Borrowings

	June 30, 2021	December 31, 2020
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$—	$360
3.80% senior notes due August 2023	997	997
2.25% senior notes due May 2025	745	744
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	155	155
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	38	64
	2,333	2,718
Regions Bank:
2.75% senior notes due April 2021	—	190
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	—	66
6.45% subordinated notes due June 2037	496	496
Ascentium note securitizations	39	97
Other long-term debt	2	2
	537	851
Total consolidated	$2,870	$3,569
Long-term borrowings decreased by approximately $699 million since year-end 2020 due primarily to redemptions of parent and bank debt. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB, which is currently not being utilized.

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
At June 30, 2021, one Ascentium note securitization class remained outstanding with an interest rate of 2.12% maturing in October 2025. At December 31, 2020, the Ascentium note securitizations had various classes and had a weighted-average interest rate of 2.12% with remaining maturities ranging from 3 years to 5 years and a weighted-average of 4.3 years.
SHAREHOLDERS’ EQUITY
Shareholders’ equity was $18.3 billion at June 30, 2021 as compared to $18.1 billion at December 31, 2020. During the first six months of 2021, net income increased shareholders' equity by $1.4 billion, cash dividends on common stock reduced shareholders' equity by $296 million, and cash dividends on preferred stock reduced shareholders' equity by $57 million. Changes in AOCI decreased shareholders' equity by $664 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the six months ended June 30, 2021. The derivative instruments are hedges designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists. During the second quarter of 2021, the Company issued Series E preferred stock, which increased shareholders' equity by $390 million. The Company also redeemed all of the outstanding shares of it's Series A preferred stock, which decreased shareholders' equity by $500 million. Common stock repurchased during the first six months of 2021 reduced shareholders' equity $167 million. These shares were immediately retired and therefore are not included in treasury stock.
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
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL on regulatory capital requirements.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased-in over the following three years.  The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At June 30, 2021, the impact of the add-back on CET1 was approximately $432 million, or approximately 40 basis points.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 17—Regulatory Capital Requirements

Basel III Regulatory Capital Rules	June 30, 2021 Ratio (1)	December 31, 2020 Ratio	Minimum Requirement	To Be Well Capitalized
Common equity Tier 1 capital:
Regions Financial Corporation	10.37%	9.84%	4.50%	N/A
Regions Bank	12.69	12.17	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	11.90%	11.39%	6.00%	6.00%
Regions Bank	12.69	12.17	6.00	8.00
Total capital:
Regions Financial Corporation	13.85%	13.56%	8.00%	10.00%
Regions Bank	14.19	13.89	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.56%	8.71%	4.00%	N/A
Regions Bank	9.14	9.30	4.00	5.00%
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
During the third quarter of 2020, and in connection with the results of its supervisory stress test released in June 2020, the Federal Reserve finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The 3.0 percent requirement represented the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends. In December 2020, the Federal Reserve disclosed the results of its supervisory stress test associated with the capital plan resubmission. While the Federal Reserve did not recalibrate SCBs as a part of the resubmission for participating banks, Regions’ implied SCB would have been floored at 2.5 percent based on capital degradation in the supervisory severely adverse scenario had the SCB been updated. The decision to update SCB requirements based on the resubmission results was initially deferred to March 31 and subsequently deferred again to June 30, 2021.
Regions chose to participate in 2021 CCAR in part to have the Federal Reserve re-evaluate Regions' SCB. Regions received the results of the voluntary test on June 28, 2021. The Federal Reserve communicated that the Company exceeded all minimum capital levels under the Federal Reserve's Supervisory Stress Test. Effective October 1, 2021, Regions' preliminary SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent.
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

As of Both June 30, 2021 and December 31, 2020
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Stable	Stable	Stable
_________
N/A - Not applicable.

On July 13, 2021, subsequent to the end of the second quarter, Fitch upgraded Regions' outlook from Stable to Positive citing improved credit quality and returns relative to peers.
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
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted average balances of loans”, "adjusted ending balances of loans", "ACL to loans excluding PPP, net ratio", "adjusted net interest margin", “adjusted efficiency ratio”, “adjusted fee income ratio”, “return on average tangible common shareholders' equity” on a consolidated operations basis, and end of period “tangible common shareholders’ equity”, and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful basis for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results (management only)
•Presentations to investors of Company performance
•Metrics for incentive compensation
Average total loans and ending total loans are presented including commercial loans reclassified from held for sale and excluding loan balances related to loans originated through the SBA's PPP program, the indirect-other consumer exit portfolio and the indirect-vehicles exit portfolio to arrive at adjusted average total loans (non-GAAP) and adjusted ending total loans (non-GAAP). Regions believes adjusting average and ending total loans provides a meaningful calculation of loan growth rates and presents them on the same basis as that applied by management.

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

Table 19—GAAP to Non-GAAP Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans (GAAP)	$84,551	$91,964	$84,653	$87,607
Add: Commercial loans held for sale reclassified to the portfolio(1)	138	—	184	—
Less: SBA PPP loans	3,901	3,213	3,850	1,606
Less: Indirect—other consumer exit portfolio	909	1,493	971	1,595
Less: Indirect—vehicles	690	1,441	770	1,561
Adjusted average total loans (non-GAAP)	$79,189	$85,817	$79,246	$82,845
(1)On December 31, 2020, Regions reclassified a certain portfolio of approximately $239 million of commercial and industrial loans to loans held for sale. On June 1, 2021, Regions made the decision not to sell the respective loans, therefore the remaining balance of approximately $193 million was reclassified back into the held for investment portfolio.

	June 30, 2021	December 31, 2020
	(Dollars in millions)
ADJUSTED ENDING BALANCES OF LOANS
Ending total loans (GAAP)	84,074	85,266
Add: Commercial loans held for sale reclassified to the portfolio(1)	—	239
Less: SBA PPP loans	2,948	3,624
Less: Indirect—other consumer exit portfolio	858	1,101
Less: Indirect—vehicles	621	934
Adjusted ending total loans (non-GAAP)	$79,647	$79,846
(1)On December 31, 2020, Regions reclassified a certain portfolio of approximately $239 million of commercial and industrial loans to loans held for sale. As of June 1, 2021, the remaining loan balance of approximately $193 million had been reclassified back into the held for investment portfolio.

	June 30, 2021	December 31, 2020	June 30, 2020
	(Dollars in millions)
ACL/LOANS, EXCLUDING PPP, NET
Ending total loans (GAAP)	$84,074	$85,266	$90,548
Less: SBA PPP loans	2,948	3,624	4,498
Ending total loans excluding PPP, net (non-GAAP)	$81,126	$81,642	$86,050
ACL at period end	$1,684	$2,293	$2,425
Less: SBA PPP loans' ACL	3	1	—
ACL excluding PPP loans' ACL (non-GAAP)	$1,681	$2,292	2,425
ACL/Loans, excluding PPP, net (non-GAAP)	2.07%	2.81%	2.82%

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
ADJUSTED NET INTEREST MARGIN
Net interest margin (GAAP)	2.81%	3.19%	2.91%	3.31%
Impact of SBA PPP loans (1)	(0.05)%	0.02%	(0.04)%	0.01%
Impact of excess cash (2)	0.55%	0.15%	0.49%	0.08%
Adjusted net interest margin (non-GAAP)	3.31%	3.36%	3.36%	3.40%
________
(1)The impact of SBA PPP loans was determined using average PPP loan balances of $3.9 billion and $3.8 billion for the three and six months ended June 30, 2021, respectively, and $3.2 billion and $1.6 billion for the three and six months ended June 30, 2020, respectively. Related SBA PPP net interest income totaled $43 million and $83 million for the three and six months ended June 30, 2021, respectively, and $18 million for both the three and six months ended June 30, 2020.
(2)The impact of excess cash was determined using the average cash balance in excess of $750 million which totals $22.6 billion and $19.2 billion for the three and six months ended June 30, 2021, respectively and $5.4 billion and $2.7 billion for the three and six months ended June 30, 2020, respectively. The related net interest income totaled $3 million and $5 million for the three and six months ended June 30, 2021, respectively, and $1 million for both the three and six months ended June 30, 2020.

		Three Months Ended June 30		Six Months Ended June 30
		2021	2020	2021	2020
		(Dollars in millions)
INCOME
Net income (loss) (GAAP)		$790	$(214)	$1,432	$(52)
Preferred dividends and other (GAAP) (1)		(42)	(23)	(70)	(46)
Net income (loss) available to common shareholders (GAAP)	A	$748	$(237)	$1,362	$(98)
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense (GAAP)	B	$898	$924	$1,826	$1,760
Significant items:
Contribution to Regions' Financial Corporation foundation		(1)	—	(3)	—
Branch consolidation, property and equipment charges		—	(10)	(5)	(21)
Salary and employee benefits—severance charges		(2)	(2)	(5)	(3)
Loss on early extinguishment of debt		—	(6)	—	(6)
Professional, legal and regulatory expenses		—	(7)	—	(7)
Acquisition expenses		—	(1)	—	(1)
Adjusted non-interest expense (non-GAAP)	C	$895	$898	$1,813	$1,722
Net interest income (GAAP)	D	$963	$972	$1,930	$1,900
Taxable-equivalent adjustment		12	13	23	25
Net interest income, taxable-equivalent basis	E	975	985	1,953	1,925
Non-interest income (GAAP)	F	619	573	1,260	1,058
Significant items:
Securities (gains) losses, net		(1)	(1)	(2)	(1)
Gains on equity investment		—	—	(3)	—
Leveraged lease termination gains		—	—	—	(2)
Bank owned life insurance (2)		(18)	—	(18)	—
Adjusted non-interest income (non-GAAP)	G	$600	$572	$1,237	$1,055
Total revenue	D+F=H	$1,582	$1,545	$3,190	$2,958
Adjusted total revenue	D+G=I	$1,563	$1,544	$3,167	$2,955
Total revenue, taxable-equivalent basis	E+F=J	$1,594	$1,558	$3,213	$2,983
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,575	$1,557	$3,190	$2,980
Efficiency ratio (GAAP)(3)	B/J	56.39%	59.35%	56.86%	59.01%
Adjusted efficiency ratio (non-GAAP)(3)	C/K	56.88%	57.75%	56.86%	57.82%
Fee income ratio (GAAP)(3)	F/J	38.85%	36.78%	39.22%	35.48%
Adjusted fee income ratio (non-GAAP)(3)	G/K	38.11%	36.77%	38.78%	35.42%
RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY
Average shareholders’ equity (GAAP)		$18,000	$17,384	$18,019	$16,922
Less: Average intangible assets (GAAP)		5,292	5,373	5,300	5,159
Average deferred tax liability related to intangibles (GAAP)		(96)	(94)	(100)	(93)
Average preferred stock (GAAP)		1,659	1,409	1,657	1,360
Average tangible common shareholders’ equity (non-GAAP)	L	$11,145	$10,696	$11,162	10,496
Return on average tangible common shareholders’ equity (non-GAAP)(4)	A/L	26.91%	(8.90)%	24.60%	(1.87)%

		June 30, 2021	December 31, 2020
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending shareholders’ equity (GAAP)		$18,252	$18,111
Less: Ending intangible assets (GAAP)		5,289	5,312
Ending deferred tax liability related to intangibles (GAAP)		(96)	(106)
Ending preferred stock (GAAP)		1,659	1,656
Ending tangible common shareholders’ equity (non-GAAP)	M	$11,400	$11,249
Ending total assets (GAAP)		$155,610	$147,389
Less: Ending intangible assets (GAAP)		5,289	5,312
Ending deferred tax liability related to intangibles (GAAP)		(96)	(106)
Ending tangible assets (non-GAAP)	N	$150,417	$142,183
End of period shares outstanding	O	955	960
Tangible common shareholders’ equity to tangible assets (non-GAAP)(3)	M/N	7.58%	7.91%
Tangible common book value per share (non-GAAP)(3)	M/O	$11.94	$11.71

________
NM - Not Meaningful
(1)Preferred stock dividends and other for the three and six months ended June 30, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares. See Note 5 for additional information.
(2)The second quarter 2021 amount relates to an individual BOLI claim benefit, which is a tax-free gain.
(3)Amounts have been calculated using whole dollar values.
(4)Income statement amounts have been annualized in calculation.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 20—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$9	$—	0.13%	$—	$—	—%
Debt securities (1)	28,633	131	1.83	23,828	148	2.49
Loans held for sale	1,382	12	3.36	807	6	3.06
Loans, net of unearned income (2)(3)	84,551	861	4.07	91,964	911	3.96
Interest bearing deposits in other banks	23,337	7	0.11	6,115	2	0.10
Other earning assets(4)	1,297	7	2.20	1,426	9	2.35
Total earning assets	139,209	1,018	2.92	124,140	1,076	3.46
Unrealized gains/(losses) on securities available for sale, net (1)	627			1,031
Allowance for loan losses	(1,896)			(1,860)
Cash and due from banks	2,094			2,070
Other non-earning assets	14,644			14,439
	$154,678			$139,820
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$13,914	5	0.14	$10,152	3	0.13
Interest-bearing checking	25,044	2	0.03	21,755	6	0.11
Money market	30,762	2	0.03	27,870	10	0.13
Time deposits	4,813	8	0.64	6,690	21	1.26
Other deposits	4	—	0.55	72	—	1.64
Total interest-bearing deposits (5)	74,537	17	0.09	66,539	40	0.24
Other short-term borrowings	—	—	—	1,558	2	0.53
Long-term borrowings	2,901	26	3.59	7,567	49	2.56
Total interest-bearing liabilities	77,438	43	0.22	75,664	91	0.48
Non-interest-bearing deposits (5)	56,595	—	—	44,382	—	—
Total funding sources	134,033	43	0.13	120,046	91	0.30
Net interest spread (1)			2.70			2.98
Other liabilities	2,645			2,390
Shareholders’ equity	18,000			17,384
	$154,678			$139,820
Net interest income /margin on a taxable-equivalent basis (6)		$975	2.81%		$985	3.19%
________
(1)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(2)Loans, net of unearned income include non-accrual loans for all periods presented.
(3)Interest income includes net loan fees of $40 million and $3 million for the three months ended June 30, 2021 and 2020, respectively.
(4)Due to the impact of interest bearing deposits in other banks on the balance sheet in 2021, other earning assets and interest bearing deposits in other banks for prior periods have been revised to reflect the 2021 presentation.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.05% and 0.14% for the three months ended June 30, 2021 and 2020, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both June 30, 2021 and 2020 adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$4	$—	0.13%	$—	$—	—%
Debt securities (1)	$27,910	$264	1.89%	$23,797	$306	2.57%
Loans held for sale	1,492	24	3.22	660	11	3.32
Loans, net of unearned income (2)(3)	84,653	1,726	4.09	87,607	1,826	4.17
Interest bearing deposits in other banks	19,942	11	0.11	3,456	4	0.21
Other earning assets (4)	1,288	17	2.73	1,465	20	2.72
Total earning assets	135,289	2,042	3.03	116,985	2,167	3.70
Unrealized gains (losses) on securities available for sale, net (1)	746			771
Allowance for loan losses	(2,017)			(1,588)
Cash and due from banks	2,013			1,992
Other non-earning assets	14,607			14,135
	$150,638			$132,295
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$13,132	10	0.15	$9,487	7	0.15
Interest-bearing checking	24,610	4	0.03	20,514	28	0.28
Money market	30,097	5	0.03	26,510	38	0.28
Time deposits	4,984	17	0.69	6,996	47	1.35
Other deposits	4	—	1.19	495	4	1.58
Total interest-bearing deposits (4)	72,827	36	0.10	64,002	124	0.39
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	76	1	1.39
Other short-term borrowings	—	—	—	1,601	9	1.13
Long-term borrowings	3,046	53	3.50	7,985	108	2.69
Total interest-bearing liabilities	75,873	89	0.24	73,664	242	0.66
Non-interest-bearing deposits (4)	54,230	—	—	39,294	—	—
Total funding sources	130,103	89	0.14	112,958	242	0.43
Net interest spread (1)			2.79			3.04
Other liabilities	2,516			2,415
Shareholders’ equity	18,019			16,922
	$150,638			$132,295
Net interest income and other financing income/margin on a taxable-equivalent basis (6)		$1,953	2.91%		$1,925	3.31%
________
(1)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(2)Loans, net of unearned income include non-accrual loans for all periods presented.
(3)Interest income includes net loan fees of $74 million and $5 million for the six months ended June 30, 2021 and 2020, respectively.
(4)Due to the impact of interest bearing deposits in other banks on the balance sheet in 2021, other earning assets and interest bearing deposits in other banks for prior periods have been revised to reflect the 2021 presentation.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.06% and 0.23% for the six months ended June 30, 2021 and 2020, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both June 30, 2021 and 2020 adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income decreased slightly for the second quarter 2021 compared to the same period in 2020 and increased slightly for the first six months of 2021 compared to the same period in 2020. Net interest income declines from lower long-term rates have been offset by lower deposit and borrowing costs and active cash management strategies, including $2 billion of securities purchases in the second quarter of 2021. Interest income on loans for the first three and six months of 2021 and 2020 was aided by the Company's hedging strategy, with benefits expanding as more notional became active throughout 2020. The hedges had a positive impact of approximately $206 million for the first six months of 2021 compared to $69 million in the same period of 2020.

The declines in net interest margin for the second quarter and first six months of 2021, compared to the same periods in 2020, were primarily driven by continued elevated liquidity as indicated by higher cash balances. Regions continues to prudently manage its excess liquidity balances through extinguishments of long-term borrowings and securities purchases. Net interest margin for the second quarter and first six months of 2021 was negatively impacted by the repricing of fixed-rate loan portfolios and the securities portfolio at lower market interest rates. Excluding the impact of PPP lending and excess cash, which Regions considers to be balances in excess of $750 million, adjusted net interest margin (non-GAAP) for the second quarter 2021 and the six months ended June 30, 2020 compared to the same periods in 2020 declined modestly to 3.31% and 3.36%, respectively. While the second quarter of 2021 securities purchases benefited net interest income and net interest margin, they reduced adjusted net interest margin. See Table 19 "GAAP to Non-GAAP Reconciliations" for a reconciliation of adjusted net interest margin.
Net interest income, exclusive of the impact from PPP loans and excess cash, is expected to grow through the remainder of 2021; aided by hedging, balance sheet management strategies, and deposit rates. Furthermore, long-term rate pressure is expected to become more neutral near year-end.
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
Exposure to Interest Rate Movements—As of June 30, 2021, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending June 2022.
The second quarter of 2021 continued the trend of strong growth in low-cost deposits and cash balances held with the Federal Reserve. Retention of these balance sheet liquidity inflows is uncertain and much of the recent deposit growth may be more rate sensitive under a rising rate scenario. Therefore, additional sensitivity analysis focused on pandemic-related "surge" deposit pricing behavior and retention is outlined in Table 21.
The estimated exposure associated with the rising and falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. Net interest income sensitivity to short-term rates is approximately neutral when excluding pandemic-related deposit increases. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1-month LIBOR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will completely offset the change in asset yields. Importantly, the potential to retain "surge" deposits with lower than expected repricing behavior represents an opportunity for further net interest income growth in the increasing rate scenario.
Net interest income remains exposed to intermediate yield curve tenors. While this was a headwind to net interest income during the pandemic, it also represents a tailwind to net interest income growth as the yield curve steepens. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields higher on certain fixed rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall. Approximately 70% of fixed rate asset production is at the 5-year tenor point or shorter.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. However, the behavior of pandemic-related "surge" deposits under a rising rate scenario is uncertain. Therefore, Table 21 includes two balance sheet scenarios to help inform a potential range of outcomes. The first is an opportunity scenario, and assumes that these deposits behave more like stable, legacy balances, which is consistent with historical disclosures. The second is a reduction scenario assuming that these depositors will be more sensitive to rate, requiring a higher interest rate in order to hold their balances with the bank. For this scenario, "surge" deposits are assumed to encompass all balance growth on legacy accounts evidenced from February 2020 to June 2021, or approximately $28 billion. These deposits, including non-interest bearing products, are attributed with a 75% repricing beta in rising rate scenarios. Importantly, the impact to net interest income under a changing rate environment is the same whether the "surge" deposit balances are held at a higher beta or the balances attrite and the funding is replaced with wholesale sources. Given the evolving nature of the environment, estimates have been conservatively derived. Should the balances remain with the Company longer or demonstrate less sensitivity to interest rates, there is potential for upside (e.g. the opportunity scenario). The disclosure in Table 21 does not prescribe a view as to the longevity of surge deposits on the balance sheet.
The behavior of deposit pricing in response to changes in interest rate levels is largely informed by analyses of prior rate cycles. In the base case scenario and falling rate scenarios in Table 21, interest-bearing deposit rates move into the single digits. The deposit beta model is dynamic across both interest rate level and time. Currently, the Scenario One gradual +100 basis point shock outlined in the table below includes an approximate 20% to 25% interest-bearing deposit beta for legacy deposits. Again, the "surge" deposit interest-bearing deposit beta is bookended in each scenario, assuming legacy betas and a 75% beta, respectively. Deposit pricing outperformance or underperformance of 5% in that scenario would increase or decrease net interest income by approximately $26 million, respectively.
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
The table below summarizes Regions' positioning in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 22 and its accompanying description. Importantly, outstanding receive-fixed cash flow hedges begin to mature in December 2022. While those maturities are outside of the 12-month horizon of the analysis outlined in Table 21, the hedge maturity profile will begin to add asset sensitivity at a time when markets currently expect the FOMC to begin to increase short-term interest rates. Regions expects to maintain a persistent amount of hedges through time to support a consistent, sustainable earnings profile and will adjust outstanding derivatives depending on changing market dynamics and the balance sheet mix.

Table 21—Interest Rate Sensitivity

	Scenario One: Estimated Annual Change in Net Interest Income June 30, 2021(1)(2)(3)	Scenario Two: Estimated Annual Change in Net Interest Income June 30, 2021 (1)(2)(4)
	(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$457	$186
+ 100 basis points	250	114
- 100 basis points (floored)(5)	(44)	(44)

Instantaneous Change in Interest Rates
+ 200 basis points	$586	$252
+ 100 basis points	337	169
- 100 basis points (floored)(5)	(56)	(56)
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
(4)Scenario accounts for uncertainty in "surge" deposit balances. Assumes a 75% beta on "surge" balances, calculated as legacy deposit growth experienced since February 2020 ($28 billion as of June 2021).
(5)The -100 basis point (floored) scenario represents a rate shock where all rates are floored at historical lows observed during the pandemic.
Regions has established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equates to the lesser of the shock scenario amount, or a rate equal to the historical all-time minimum. Further, the scenarios presented do not allow for negative rates. The falling rate scenarios in Table 21 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
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
Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. A Eurodollar futures contract is a future on a Eurodollar deposit. Eurodollar futures contracts subject Regions to market risk associated with changes in interest rates. Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable rate (or vice versa) streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of interest settlements. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell market instruments at a future date for an already agreed-upon price. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used by customers to manage fluctuations in foreign exchange rates. The Company is subject to the credit risk that another party will fail to perform.
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

The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 22—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2021
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$1,750	2.8	1.6%	0.1%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	17,000	3.1	1.3	0.1	—
Interest rate floors	3,500	3.1	—	—	2.2
Total derivatives designated as hedging instruments	$22,250	3.1	1.3%	0.1%	2.2%
_________
(1)Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1-month LIBOR.

As of June 30, 2021, all of the cash flow hedging relationships designated in Table 22 above were active. Total cash flow hedges have a current weighted average maturity of approximately 3.1 years. During the first and second quarters of 2021, Regions shortened a portion of its future hedge exposure to balance its future interest rate risk needs with the evolving macro-economic environment and its changing balance sheet. During the first and second quarters of 2021, the Company terminated $2.0 billion and $250 million, respectively, in notional of floor hedges. During the first and second quarters of 2021, the Company terminated $2.6 billion and $3.0 billion, respectively, in notional of swap hedges. Notional of $4.6 billion and $2.0 billion was replaced with shorter maturity swaps during the first and second quarters of 2021, respectively. Longer maturity receive-fixed swap terminations of $1.3 billion in the second quarter of 2021 were intended to offset some of the sensitivity impact from adding $2.0 billion fixed-rate securities during the second quarter.
Importantly, the gain on unwound hedges is deferred and amortized into net interest income over the life of the original hedge, creating no change in the expected net interest income profile relative to the discounted future cash flows under market forward rates at the time the hedges are unwound. These changes and the resulting hedge maturity profile allow for an increasing asset sensitive balance sheet position when the FOMC seems more likely to move short-term rates higher. Further, the industry transition away from LIBOR rates is not expected to materially impact either hedge effectiveness or income recognition on the Company's current portfolio of hedges.
The following table presents cash flow hedge notional amounts outstanding at each year-end period. The initial hedge maturities begin in December 2022.
Table 23—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2021(1)	2022(1)	2023	2024	2025	2026
	(In millions)
Receive fixed/pay variable swaps	$17,000	$13,000	$10,450	$9,450	$2,500	$1,250
Interest rate floors	3,500	3,500	3,500	1,000	250	—
Cash flow hedges	$20,500	$16,500	$13,950	$10,450	$2,750	$1,250
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
LIBOR TRANSITION
On March 5, 2021, the FCA announced that LIBOR will not be available for use after December 31, 2021. Further, existing contracts referencing 1-week or 2-month USD LIBOR settings must be remediated no later than December 31, 2021. Existing contracts referencing all other USD LIBOR settings must be remediated no later than June 30, 2023. Regions holds instruments that may be impacted by the discontinuance of LIBOR, including loans, investments, derivative products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. However, Regions' LIBOR exposure is primarily in settings other than 1-week or 2-month USD LIBOR. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff, with all relevant business lines and support groups engaged. As part of this program, the Company continues to identify, assess, and monitor risks associated with the discontinuation of LIBOR. Steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee. Regions is following industry efforts to develop alternative reference rates and is operationally ready to offer new benchmarks as they are adopted by regulatory agencies and industry groups.
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
As of June 30, 2021, Regions had approximately $33.9 billion of total outstanding commercial and investor real estate loans and $1.1 billion of total consumer loans that reference LIBOR. Regions also has securities within its investment portfolio of $420 million that reference LIBOR. Furthermore, Regions' Series B and C preferred stock reference LIBOR when their dividend rate begins to float after 2023 and had total carrying values of $433 million and $490 million, respectively, as of June 30, 2021.
In the third quarter of 2020, Regions adopted temporary accounting relief for affected transactions that reference LIBOR. See Note 1 “Summary of Significant Accounting Policies” in Regions’ Annual Report on Form 10-K for the year ended December 31, 2020 for details.
LIQUIDITY
Liquidity is an important factor in the financial condition of Regions and sustains Regions’ ability to meet the needs of the company and its customers. Regions’ goal in liquidity management is to maintain liquidity sources and reserves sufficient to satisfy the cash flow requirements of depositors and borrowers, under normal and stressed conditions. Accordingly, Regions maintains a variety of liquidity sources, as further described below. Furthermore, Regions performs specific procedures, including scenario analyses and stress testing to evaluate and maintain appropriate levels of available liquidity in alignment with liquidity risk.

Regions' operation of its business provides a generally balanced liquidity base which is comprised of customer assets, consisting principally of loans, and funding provided by customer deposits and borrowed funds. Maturities in the loan portfolio provide a steady flow of funds, and are supplemented by Regions' relatively steady deposit base.
The securities portfolio serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 2 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements. Cash reserves, liquid assets and secured borrowing capabilities (including borrowing capacity at the FHLB, as discussed below) aid in the management of liquidity in normal and stressed conditions, and/or meeting the need of contingent events such as obligations related to potential litigation. (See Note 11 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements.) Liquidity needs can also be met by borrowing funds in national money markets, though Regions does maintain limits on short-term unsecured funding due to the volatility that can affect such markets.
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2021, Regions had approximately $23.8 billion in cash on deposit with the FRB, an increase from approximately $16.4 billion at December 31, 2020, which has continued to be impacted by deposits associated with government programs offered in relation to COVID-19. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of June 30, 2021, based on assets pledged as collateral on that date, was $12.8 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2021, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $15.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledges certain securities and loans as collateral, which comprise its FHLB borrowing capacity. Additionally, investment in FHLB stock is required based on membership and in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further information.
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.1 billion at June 30, 2021. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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

Even when Regions successfully prevents cyber attacks to its own network, the Company may still incur losses that result from customers' account information being obtained through breaches of retailers' networks that enable customer transactions. The fraud losses, as well as the costs of investigations and re-issuing new customer cards, may impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain business infrastructure components, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance on them may also increase exposure to information security risk.
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
PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The benefit from credit losses totaled $337 million in the second quarter of 2021 compared to a provision for credit losses of $882 million during the second quarter of 2020. The benefit from credit losses totaled $479 million for the first six months of 2021 compared to the provision for credit losses of $1.3 billion for the first six months of 2020. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 24—Non-Interest Income

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2021 vs. 6/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$163	$131	$32	24.4%
Card and ATM fees	128	101	27	26.7%
Mortgage income	53	82	(29)	(35.4)%
Capital markets income	61	95	(34)	(35.8)%
Investment management and trust fee income	69	62	7	11.3%
Bank-owned life insurance	33	18	15	83.3%
Investment services fee income	27	17	10	58.8%
Commercial credit fee income	23	17	6	35.3%
Securities gains (losses), net	1	1	—	—%
Market value adjustments on employee benefit assets - other	8	16	(8)	(50.0)%
Other miscellaneous income	53	33	20	60.6%
	$619	$573	$46	8.0%

	Six Months Ended June 30		Year-to-Date 6/30/2021 vs. 6/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$320	$309	$11	3.6%
Card and ATM fees	243	206	37	18.0%
Mortgage income	143	150	(7)	(4.7)%
Capital markets income	161	104	57	54.8%
Investment management and trust fee income	135	124	11	8.9%
Bank-owned life insurance	50	35	15	42.9%
Investment services fee income	52	39	13	33.3%
Commercial credit fee income	45	35	10	28.6%
Gain on equity investment	3	—	3	NM
Securities gains (losses), net	2	1	1	100.0%
Market value adjustments on employee benefit assets - other	15	(9)	24	266.7%
Other miscellaneous income	91	64	27	42.2%
	$1,260	$1,058	$202	19.1%
________
NM - Not Meaningful

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The increases during the second quarter and the first six months of 2021 compared to the same periods of 2020 were the result of elevated consumer spending in 2021 as the economy began to reopen and the pace of economic activity accelerated. While service charge revenue improved, changes to customer spending behaviors as a result of the pandemic, combined with enhancements to overdraft practices and transaction posting procedures, are expected to keep service charges approximately ten to fifteen percent below pre-pandemic levels. See the "Second Quarter Overview" section for further detail.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. Card and ATM fees increased in both the second quarter and the first six months of 2021 compared to the same periods of 2020, driven by increased debit card spending and transaction volume.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the second quarter compared to the same period in 2020 was due to compressed margins on loans sold in the secondary market to maintain market competitiveness. Additionally, mortgage refinance production was down in the second quarter of 2021 compared to the elevated production volume experienced in the same period in 2020. The decrease for the first six months of 2021 compared to the same period in 2020 was primarily a result of lower MSR market valuation.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income decreased in the second quarter of 2021 compared to the same period in 2020 primarily due to the benefit of significant positive market-related credit valuation adjustments within commercial swap income experienced in the second quarter of 2020. In the first six months of 2021, capital markets income increased compared to the same period in 2020 primarily driven by the exceptionally strong results in the first quarter of 2021 and the relatively low capital markets income level experienced by most categories in the first quarter of 2020.
Bank-owned life insurance—Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance increased during the second quarter and the first six months of 2021 compared to the same periods of 2020 due primarily to an $18 million individual BOLI claim benefit recognized in the second quarter of 2021.
Investment services fee income—Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during the second quarter and the first six months of 2021 compared to the same periods of 2020 due primarily to stronger financial advisor production and favorable market conditions.
Commercial credit fee income—Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. Commercial credit fee income increased during the second quarter and the first six months of 2021 compared to the same periods of 2020 driven primarily by an increase in unused commercial line fees driven by continued low credit line utilization.
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
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item shown separately above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the second quarter and the first six months of 2021 compared to the same periods of 2020 primarily due to increases in commercial loan and leasing related fee income and SBIC income.

NON-INTEREST EXPENSE
Table 25—Non-Interest Expense

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2021 vs. 6/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$532	$527	$5	0.9%
Equipment and software expense	89	86	3	3.5%
Net occupancy expense	75	76	(1)	(1.3)%
Outside services	39	44	(5)	(11.4)%
Marketing	29	22	7	31.8%
Professional, legal and regulatory expenses	15	28	(13)	(46.4)%
Credit/checkcard expenses	17	12	5	41.7%
FDIC insurance assessments	11	15	(4)	(26.7)%
Branch consolidation, property and equipment charges	—	10	(10)	(100.0)%
Visa class B shares expense	6	9	(3)	(33.3)%
Loss on early extinguishment of debt	—	6	(6)	(100.0)%
Other miscellaneous expenses	85	89	(4)	(4.5)%
	$898	$924	$(26)	(2.8)%

	Six Months Ended June 30		Year-to-Date 6/30/2021 vs. 6/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,078	$994	$84	8.5%
Equipment and software expense	179	169	10	5.9%
Net occupancy expense	152	155	(3)	(1.9)%
Outside services	77	89	(12)	(13.5)%
Marketing	51	46	5	10.9%
Professional, legal and regulatory expenses	44	46	(2)	(4.3)%
Credit/checkcard expenses	31	25	6	24.0%
FDIC insurance assessments	21	26	(5)	(19.2)%
Branch consolidation, property and equipment charges	5	21	(16)	(76.2)%
Visa class B shares expense	10	13	(3)	(23.1)%
Loss on early extinguishment of debt	—	6	(6)	(100.0)%
Other miscellaneous expenses	178	170	8	4.7%
	$1,826	$1,760	$66	3.8%
________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. During the first six months of 2021, salaries and benefits expense increased compared to the same period in 2020 primarily driven by higher 401(k) and other benefits expenses, as a result of positive market valuation adjustments, and higher production-based incentives. Offsetting these increases, full-time equivalent headcount decreased to 18,814 at June 30, 2021 from 20,073 at June 30, 2020, reflecting the continuing impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Equipment and software expense—Equipment and software expense includes depreciation, maintenance and repairs, rent, taxes, and other expenses of equipment and software (software is rented and internally developed) utilized by Regions and its affiliates. Equipment and software expense increased in the first six months of 2021 compared to the same period in 2020, driven primarily by software rental expense, depreciation, and maintenance and repair.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services decreased during the second quarter and the first six months of 2021 compared to the same periods in 2020 due primarily to Regions exiting a third party lending relationship.
Marketing—Marketing consists of advertising, market research, and public relations expenses. Marketing increased during the second quarter and the first six months of 2021 compared to the same periods in 2020 due to the timing of marketing campaigns.
Professional, legal and regulatory expenses—Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses decreased during the second quarter compared to the same period in 2020, primarily due to lower legal expenses.
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
INCOME TAXES
The Company’s income tax expense for the three months ended June 30, 2021 was $231 million compared to income tax benefit of $47 million for the three months ended June 30, 2020, resulting in effective tax rates of 22.6 percent and 18.3 percent, respectively. The income tax expense for the six months ended June 30, 2021 was $411 million compared to income tax benefit of $5 million for the six months ended June 30, 2020, resulting in effective tax rates of 22.3 percent and 10.1 percent, respectively. The Company expects the full-year tax rate to be approximately 22 percent to 23 percent for 2021, excluding the impact of unanticipated discrete items.
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
At June 30, 2021, the Company reported a net deferred tax liability of $451 million compared to a net deferred tax liability of $505 million at December 31, 2020. The decrease in the net deferred tax liability was primarily due to the decrease in unrealized gains on available for sale securities and derivative instruments, which was partially offset by a decrease in the deferred tax asset related to allowance for loan losses.
ASCENTIUM ACQUISITION
On April 1, 2020, Regions completed its acquisition of an equipment finance company Ascentium Capital, LLC. The acquisition gives Regions the ability to increase business loans and leases to small business customers using Ascentium's tech-enabled same-day credit decision and funding capabilities.
As a result of the acquisition Regions recorded approximately $2.4 billion of assets and assumed $1.9 billion of liabilities. Of the total assets acquired, $1.9 billion were loans and leases that are included in Regions' commercial and industrial loan portfolio. Of the liabilities assumed, $1.8 billion were long-term borrowings. Regions subsequently paid down a significant portion of the borrowings, and as of June 30, 2021, $39 million of long-term debt remained. Assets acquired and liabilities assumed were recorded at estimated fair value.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 81 through 85 included in Management’s Discussion and Analysis.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2021, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 11, "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions' repurchases of its outstanding common stock during the three month period ended June 30, 2021, is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1—30, 2021(1)	2,773,358	$21.70	2,773,358	$2,439,768,153
May 1—31, 2021	5,052,590	$22.68	5,052,590	$2,325,802,183
June 1—30, 2021	200,000	$23.64	200,000	$2,321,075,043
Total 2nd Quarter	8,025,948	$22.56	8,025,948	$2,321,075,043
(1)Included in the share repurchases are approximately 1 million shares that were repurchased as part of the amendment to the Company’s deferred investment plan for its directors.
As part of the Company's capital plan, on April 21, 2021, Regions announced the Board's authorization of the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. All of these shares were immediately retired upon repurchase and, therefore, will not be included in treasury stock.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.6	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 21, 2021.

4.1
Deposit Agreement, dated as of May 4, 2021, by and among Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, Regions Financial Corporation, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.2	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-A filed by registrant on May 3, 2021.

10.1	Form of Director Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan.

10.2	Form of Associate Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan.

10.3	Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan.

10.4	Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-Q Report for the quarterly period ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q Report for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 6, 2021	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)