Form 10-Q
period 2021-09-30
REGIONS FINANCIAL CORP
filed 2021-11-04
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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

As of November 2, 2021 there were 953,282,623 shares of the issuer's common stock, par value $.01 per share, outstanding.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
ALLL - Allowance for loan and lease losses.
Allowance - Allowance for credit losses.
AMERIBOR - American Interbank Offered Rate.
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
BSBY - Bloomberg Short-Term Bank Yield index.
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
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DFAST - Dodd-Frank Act Stress Test.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
E&P - Extraction and production.
EnerBank - EnerBank USA, a consumer lending institution acquired October 1, 2021.
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
Sabal - Sabal Capital Partners, LLC, a diversified financial services firm pending acquisition and expected to close in the fourth quarter of 2021, subject to regulatory approval.
SBA - Small Business Administration.
SBIC - Small Business Investment Company.
SCB - Stress Capital Buffer.
SEC - U.S. Securities and Exchange Commission.
SOFR - Secured Overnight Financing Rate.
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
•Any impairment of our goodwill or other intangibles, any repricing of assets, or any adjustment of valuation allowances on our deferred tax assets due to changes in tax law, adverse changes in the economic environment, declining operations of the reporting unit or other factors.
•The effect of new tax legislation and/or interpretation of existing tax law, which may impact our earnings, capital ratios, and our ability to return capital to shareholders.
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
•Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our businesses.
•Our ability to execute on our strategic and operational plans, including our ability to fully realize the financial and nonfinancial benefits relating to our strategic initiatives.
•The risks and uncertainties related to our acquisition or divestiture of businesses, including our recently completed acquisition of EnerBank and risks related to such acquisition, including that the expected synergies, cost savings and other financial or other benefits may not be realized within the expected timeframes, or might be less than projected; difficulties in integrating the business; and the inability of Regions to effectively cross-sell products to EnerBank’s customers; as well as our pending acquisition of Sabal and risks related to such acquisition, including delays in closing the transaction; that the expected synergies, cost savings, and other financial or other benefits of the transaction might not be realized within the expected timeframes, or might be less than projected; and difficulties in integrating Sabal’s business.
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
•Inability of our framework to manage risks associated with our businesses, such as credit risk and operational risk, including third-party vendors and other service providers, which could, among other things, result in a breach of operating or security systems as a result of a cyber attack or similar act or failure to deliver our services effectively.
•Dependence on key suppliers or vendors to obtain equipment and other supplies for our businesses on acceptable terms.
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
•Our ability to identify and address cyber-security risks such as data security breaches, malware, ransomware, “denial of service” attacks, “hacking” and identity theft, including account take-overs, a failure of which could disrupt our businesses and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(In millions, except share data)
Assets
Cash and due from banks	$1,741	$1,558
Interest-bearing deposits in other banks	25,766	16,398
Debt securities held to maturity (estimated fair value of $1,010 and $1,215, respectively)	945	1,122
Debt securities available for sale (amortized cost of $28,480 and $26,092, respectively)	28,986	27,154
Loans held for sale (includes $857 and $1,446 measured at fair value, respectively)	934	1,905
Loans, net of unearned income	83,270	85,266
Allowance for loan losses	(1,428)	(2,167)
Net loans	81,842	83,099
Other earning assets	1,269	1,217
Premises and equipment, net	1,805	1,897
Interest receivable	304	346
Goodwill	5,181	5,190
Residential mortgage servicing rights at fair value	410	296
Other identifiable intangible assets, net	101	122
Other assets	6,869	7,085
Total assets	$156,153	$147,389
Liabilities and Equity
Deposits:
Non-interest-bearing	$57,145	$51,289
Interest-bearing	74,894	71,190
Total deposits	132,039	122,479
Borrowed funds:
Long-term borrowings	2,451	3,569
Total borrowed funds	2,451	3,569
Other liabilities	3,040	3,230
Total liabilities	137,530	129,278
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,750,000 and 1,850,000 shares, respectively	1,659	1,656
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock— 995,602,823 and 1,001,507,052 shares, respectively	10	10
Additional paid-in capital	12,479	12,731
Retained earnings	5,296	3,770
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income, net	532	1,315
Total shareholders’ equity	18,605	18,111
Noncontrolling interest	18	—
Total equity	18,623	18,111
Total liabilities and equity	$156,153	$147,389
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions, except per share data)
Interest income on:
Loans, including fees	$847	$903	$2,550	$2,704
Debt securities	135	140	399	446
Loans held for sale	7	8	31	19
Other earning assets	17	8	45	32
Total interest income	1,006	1,059	3,025	3,201
Interest expense on:
Deposits	15	32	51	156
Short-term borrowings	—	—	—	10
Long-term borrowings	26	39	79	147
Total interest expense	41	71	130	313
Net interest income	965	988	2,895	2,888
Provision for (benefit from) credit losses	(155)	113	(634)	1,368
Net interest income after provision for (benefit from) credit losses	1,120	875	3,529	1,520
Non-interest income:
Service charges on deposit accounts	162	152	482	461
Card and ATM fees	129	115	372	321
Investment management and trust fee income	69	62	204	186
Capital markets income	87	61	248	165
Mortgage income	50	108	193	258
Securities gains (losses), net	1	3	3	4
Other	151	154	407	318
Total non-interest income	649	655	1,909	1,713
Non-interest expense:
Salaries and employee benefits	552	525	1,630	1,519
Equipment and software expense	90	89	269	258
Net occupancy expense	75	80	227	235
Other	221	202	638	644
Total non-interest expense	938	896	2,764	2,656
Income before income taxes	831	634	2,674	577
Income tax expense	180	104	591	99
Net income	$651	$530	$2,083	$478
Net income available to common shareholders	$624	$501	$1,986	$403
Weighted-average number of shares outstanding:
Basic	955	960	958	959
Diluted	962	962	965	961
Earnings per common share:
Basic	$0.65	$0.52	$2.07	$0.42
Diluted	$0.65	$0.52	$2.06	$0.42

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2021	2020
	(In millions)
Net income (loss)	$651	$530
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($2) tax effect, respectively)	(2)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	2
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($24) and zero tax effect, respectively)	(75)	(2)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $1 and $1 tax effect, respectively)	—	2
Net change in unrealized gains on securities available for sale, net of tax	(75)	(4)
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $6 and zero tax effect, respectively)	18	2
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $27 and $24 tax effect, respectively)	81	70
Net change in unrealized gains on derivative instruments, net of tax	(63)	(68)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($4) and ($2) tax effect, respectively)	(17)	(9)
Net change from defined benefit pension plans and other post employment benefits, net of tax	17	9
Other comprehensive income (loss), net of tax	(119)	(61)
Comprehensive income	$532	$469

	Nine Months Ended September 30
	2021	2020
	(In millions)
Net income (loss)	$2,083	$478
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($2) tax effect, respectively)	(5)	(4)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	5	4
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($139) and $212 tax effect, respectively)	(414)	629
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $1 and $1 tax effect, respectively)	2	3
Net change in unrealized gains on securities available for sale, net of tax	(416)	626
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($59) and $377 tax effect, respectively)	(174)	1,121
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $79 and $41 tax effect, respectively)	235	122
Net change in unrealized gains on derivative instruments, net of tax	(409)	999
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($11) and ($8) tax effect, respectively)	(37)	(26)
Net change from defined benefit pension plans and other post employment benefits, net of tax	37	26
Other comprehensive income (loss), net of tax	(783)	1,655
Comprehensive income	$1,300	$2,133
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions)
BALANCE AT JANUARY 1, 2020	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295	$—
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)	—
Net income	—	—	—	—	—	162	—	—	162	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,414	1,414	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	10	—	—	—	10	—
BALANCE AT MARCH 31, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332	$—

BALANCE AT APRIL 1, 2020	2	$1,310	957	$10	$12,695	$3,364	$(1,371)	$1,324	$17,332	$—
Net income (loss)	—	—	—	—	—	(214)	—	—	(214)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	302	302	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(23)	—	—	(23)	—
Net proceeds from issuance of Series D preferred stock	—	346	—	—	—	—	—	—	346	—
Impact of stock transactions under compensation plans, net and other	—	—	3	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	26
BALANCE AT JUNE 30, 2020	2	$1,656	960	$10	$12,703	$2,978	$(1,371)	$1,626	$17,602	$26

BALANCE AT JULY 1, 2020	2	$1,656	960	$10	$12,703	$2,978	$(1,371)	$1,626	$17,602	$26
Net income	—	—	—	—	—	530	—	—	530	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(61)	(61)	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)	—
Impact of stock transactions under compensation plans, net and other	—	—	—	—	11	—	—	—	11	—
Other	—	—	—	—	—	—	—	—	—	(26)
BALANCE AT SEPTEMBER 30, 2020	2	$1,656	960	$10	$12,714	$3,330	$(1,371)	$1,565	$17,904	—

BALANCE AT JANUARY 1, 2021	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111	$—
Net income	—	—	—	—	—	642	—	—	642	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(723)	(723)	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(28)	—	—	(28)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	9	—	—	—	9	—
BALANCE AT MARCH 31, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862	$—

BALANCE AT APRIL 1, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862	$—
Net income	—	—	—	—	—	790	—	—	790	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	59	59	—
Cash dividends declared	—	—	—	—	—	(147)	—	—	(147)	—
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)	—
Net proceeds from issuance of Series E preferred stock	—	390	—	—	—	—	—	—	390	—
Redemption of Series A preferred stock	—	(387)	—	—	(100)	(13)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(8)	—	(167)	—	—	—	(167)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	(6)	—	—	—	(6)	—
BALANCE AT JUNE 30, 2021	2	$1,659	955	$10	$12,467	$4,836	$(1,371)	$651	$18,252	$—

BALANCE AT JULY 1, 2021	2	$1,659	955	$10	$12,467	$4,836	$(1,371)	$651	$18,252	$—
Net income	—	—	—	—	—	651	—	—	651	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(119)	(119)	—
Cash dividends declared	—	—	—	—	—	(164)	—	—	(164)	—
Preferred stock dividends	—	—	—	—	—	(27)	—	—	(27)	—
Impact of stock transactions under compensation plans, net	—	—	—	—	12	—	—	—	12	—
Other	—	—	—	—	—	—	—	—	—	18
BALANCE AT SEPTEMBER 30, 2021	2	$1,659	955	$10	$12,479	$5,296	$(1,371)	$532	$18,605	$18

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2021	2020
	(In millions)
Operating activities:
Net income	$2,083	$478
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	(634)	1,368
Depreciation, amortization and accretion, net	293	360
Securities (gains) losses, net	(3)	(4)
Deferred income tax expense (benefit)	200	(234)
Originations and purchases of loans held for sale	(5,236)	(4,684)
Proceeds from sales of loans held for sale	6,024	4,328
(Gain) loss on sale of loans, net	(194)	(181)
(Gain) loss on early extinguishment of debt	20	8
Net change in operating assets and liabilities:
Other earning assets	(67)	269
Interest receivable and other assets	(192)	—
Other liabilities	(84)	513
Other	59	104
Net cash from operating activities	2,269	2,325
Investing activities:
Proceeds from maturities of debt securities held to maturity	177	141
Proceeds from sales of debt securities available for sale	77	175
Proceeds from maturities of debt securities available for sale	4,400	3,360
Purchases of debt securities available for sale	(7,128)	(6,396)
Net proceeds from (payments for) bank-owned life insurance	(2)	(3)
Proceeds from sales of loans	436	193
Purchases of loans	(1,004)	(1,266)
Purchases of mortgage servicing rights	(58)	(35)
Net change in loans	2,804	(2,522)
Net purchases of other assets	(54)	(96)
Payment for acquisition of a business, net of cash received	—	(381)
Net cash from investing activities	(352)	(6,830)
Financing activities:
Net change in deposits	9,560	20,970
Net change in short-term borrowings	—	(2,050)
Proceeds from long-term borrowings	647	4,698
Payments on long-term borrowings	(1,749)	(9,569)
Net proceeds from issuance of preferred stock	390	346
Payment for redemption of preferred stock	(500)	—
Cash dividends on common stock	(446)	(446)
Cash dividends on preferred stock	(84)	(75)
Repurchases of common stock	(167)	—
Taxes paid related to net share settlement of equity awards	(20)	(7)
Other	3	(3)
Net cash from financing activities	7,634	13,864
Net change in cash and cash equivalents	9,551	9,359
Cash and cash equivalents at beginning of year	17,956	4,114
Cash and cash equivalents at end of period	$27,507	$13,473
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2021 and 2020
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

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2021
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$405	$—	$(14)	$391	$25	$—	$416
Commercial agency	555	—	(1)	554	40	—	594
	$960	$—	$(15)	$945	$65	$—	$1,010

Debt securities available for sale:
U.S. Treasury securities	$783	$2	$(1)	$784			$784
Federal agency securities	96	2	(1)	97			97
Mortgage-backed securities:
Residential agency	19,414	404	(133)	19,685			19,685
Residential non-agency	1	—	—	1			1
Commercial agency	6,207	219	(41)	6,385			6,385
Commercial non-agency	557	7	—	564			564
Corporate and other debt securities	1,422	49	(1)	1,470			1,470
	$28,480	$683	$(177)	$28,986			$28,986

	December 31, 2020
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$554	$—	$(19)	$535	$34	$—	$569
Commercial agency	589	—	(2)	587	59	—	646
	$1,143	$—	$(21)	$1,122	$93	$—	$1,215

Debt securities available for sale:
U.S. Treasury securities	$178	$5	$—	$183			$183
Federal agency securities	102	3	—	105			105
Mortgage-backed securities:
Residential agency	18,455	625	(4)	19,076			19,076
Residential non-agency	1	—	—	1			1
Commercial agency	5,659	346	(6)	5,999			5,999
Commercial non-agency	571	15	—	586			586
Corporate and other debt securities	1,126	78	—	1,204			1,204
	$26,092	$1,072	$(10)	$27,154			$27,154
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $9.4 billion and $10.3 billion at September 30, 2021, and December 31, 2020, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. Included within total pledged securities is approximately $24 million of encumbered U.S. Treasury securities at both September 30, 2021, and December 31, 2020.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$405	$416
Commercial agency	555	594
	$960	$1,010
Debt securities available for sale:
Due in one year or less	$324	$327
Due after one year through five years	1,098	1,129
Due after five years through ten years	765	779
Due after ten years	114	116
Mortgage-backed securities:
Residential agency	19,414	19,685
Residential non-agency	1	1
Commercial agency	6,207	6,385
Commercial non-agency	557	564
	$28,480	$28,986
The following tables present gross unrealized losses and the related estimated fair value of debt securities available for sale at September 30, 2021, and December 31, 2020. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$360	$(1)	$4	$—	$364	$(1)
Federal agency securities	64	(1)	—	—	64	(1)
Mortgage-backed securities:
Residential agency	$7,849	$(128)	$220	$(5)	$8,069	$(133)
Commercial agency	1,594	(28)	354	(13)	1,948	(41)
Corporate and other debt securities	328	(1)	—	—	328	(1)
	$10,195	$(159)	$578	$(18)	$10,773	$(177)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$914	$(4)	$101	$—	$1,015	$(4)
Commercial agency	819	(6)	—	—	819	(6)
	$1,733	$(10)	$101	$—	$1,834	$(10)
The number of individual debt positions in an unrealized loss position in the tables above increased from 129 at December 31, 2020, to 337 at September 30, 2021. The increase in the number of securities and the total amount of unrealized losses from year-end 2020 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three and nine months ended September 30, 2021 and 2020. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three and nine months ended September 30, 2021 or 2020.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2021	December 31, 2020
	(In millions)
Commercial and industrial	$41,748	$42,870
Commercial real estate mortgage—owner-occupied	5,446	5,405
Commercial real estate construction—owner-occupied	252	300
Total commercial	47,446	48,575
Commercial investor real estate mortgage	5,608	5,394
Commercial investor real estate construction	1,704	1,869
Total investor real estate	7,312	7,263
Residential first mortgage	17,347	16,575
Home equity lines	3,875	4,539
Home equity loans	2,556	2,713
Indirect—vehicles	500	934
Indirect—other consumer	2,123	2,431
Consumer credit card	1,136	1,213
Other consumer	975	1,023
Total consumer	28,512	29,428
Total loans, net of unearned income	$83,270	$85,266
During the nine months ended September 30, 2021 and 2020, Regions purchased approximately $986 million and $1.3 billion in indirect-other consumer, residential first mortgage and commercial and industrial loans from third parties, respectively.
At September 30, 2021, $16.2 billion in securities and net eligible loans held by Regions were pledged for potential borrowings from the FHLB. At September 30, 2021, an additional $12.8 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.

Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.2 billion as of September 30, 2021, with related income of $45 million for the nine months ended September 30, 2021.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the methodology.
As of September 30, 2021, Regions' total loans included $1.5 billion of PPP loans. These loans are guaranteed by the Federal government and as the guarantee is not separable from the loans, Regions recorded an immaterial allowance on these loans.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
During the nine months ended September 30, 2021, Regions decreased the allowance by $794 million to $1.5 billion, which represents management's best estimate of expected losses over the life of the portfolio. The decrease was due primarily to continued improvement in the economic outlook and strong credit trends. While the allowance estimate reflects these benefits, elevated levels of imprecision remain due to continued uncertainty regarding the timing of full economic recovery.
Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor. Regions' models are sensitive to changes in the economic scenarios. The September 30, 2021 economic forecast was relatively consistent with the June 2021 forecast with the exception of the HPI and S&P 500 index which had increases during the quarter. Risks to the economic forecast and the model limitations are considered through model adjustments and the qualitative framework.
The following tables present analyses of the allowance by portfolio segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2021	$858	$91	$648	$1,597
Provision for (benefit from) loan losses	(122)	(3)	(14)	(139)
Loan losses:
Charge-offs	(22)	—	(37)	(59)
Recoveries	16	1	12	29
Net loan (losses) recoveries	(6)	1	(25)	(30)
Allowance for loan losses, September 30, 2021	730	89	609	1,428
Reserve for unfunded credit commitments, July 1, 2021	61	13	13	87
Provision for (benefit from) unfunded credit commitments	(7)	(5)	(4)	(16)
Reserve for unfunded credit commitments, September 30, 2021	54	8	9	71
Allowance for credit losses, September 30, 2021	$784	$97	$618	$1,499

	Three Months Ended September 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2020	$1,271	$160	$845	$2,276
Provision for (benefit from) loan losses	59	30	24	113
Loan losses:
Charge-offs	(86)	—	(53)	(139)
Recoveries	11	—	15	26
Net loan (losses) recoveries	(75)	—	(38)	(113)
Allowance for loan losses, September 30, 2020	1,255	190	831	2,276
Reserve for unfunded credit commitments, July 1, 2020	107	27	15	149
Provision for (benefit from) unfunded credit commitments	26	(22)	(4)	—
Reserve for unfunded credit commitments, September 30, 2020	133	5	11	149
Allowance for credit losses, September 30, 2020	$1,388	$195	$842	$2,425

	Nine Months Ended September 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(408)	(78)	(93)	(579)
Loan losses:
Charge-offs	(105)	(19)	(132)	(256)
Recoveries	47	3	46	96
Net loan (losses) recoveries	(58)	(16)	(86)	(160)
Allowance for loan losses, September 30, 2021	730	89	609	1,428
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded credit commitments	(43)	(6)	(6)	(55)
Reserve for unfunded credit commitments, September 30, 2021	54	8	9	71
Allowance for credit losses, September 30, 2021	$784	$97	$618	$1,499

	Nine Months Ended September 30, 2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	$534	$52	$721	$1,307
Provision for (benefit from) loan losses	932	137	258	1,327
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(299)	—	(188)	(487)
Recoveries	28	1	40	69
Net loan (losses) recoveries	(271)	1	(148)	(418)
Allowance for loan losses, September 30, 2020	1,255	190	831	2,276
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020 (adjusted for change in accounting guidance)	77	17	14	108
Provision (credit) for unfunded credit losses	56	(12)	(3)	41
Reserve for unfunded credit commitments, September 30, 2020	133	5	11	149
Allowance for credit losses, September 30, 2020	$1,388	$195	$842	$2,425
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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of September 30, 2021 and December 31, 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 6 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding Regions' credit quality indicators.

	September 30, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$9,076	$6,132	$4,429	$2,155	$1,813	$2,835	$13,312	$—	$(105)	$39,647
Special Mention	39	80	187	177	$24	$77	515	—	—	1,099
Substandard Accrual	74	45	60	100	$23	$9	332	—	—	643
Non-accrual	73	25	54	11	$14	$17	165	—	—	359
Total commercial and industrial	$9,262	$6,282	$4,730	$2,443	$1,874	$2,938	$14,324	$—	$(105)	$41,748

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,114	$1,213	$740	$734	$425	$845	$139	$—	$(5)	$5,205
Special Mention	3	41	4	19	6	18	1	—	—	92
Substandard Accrual	1	8	38	8	9	17	—	—	—	81
Non-accrual	2	6	11	14	20	14	1	—	—	68
Total commercial real estate mortgage—owner-occupied:	$1,120	$1,268	$793	$775	$460	$894	$141	$—	$(5)	$5,446

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$43	$61	$28	$31	$22	$46	$1	$—	$—	$232
Special Mention	—	—	—	2	—	1	—	—	—	3
Substandard Accrual	—	—	—	2	3	1	—	—	—	6
Non-accrual	—	1	1	—	1	8	—	—	—	11
Total commercial real estate construction—owner-occupied:	$43	$62	$29	$35	$26	$56	$1	$—	$—	$252
Total commercial	$10,425	$7,612	$5,552	$3,253	$2,360	$3,888	$14,466	$—	$(110)	$47,446

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,464	$841	$1,138	$770	$139	$103	$479	$—	$(6)	$4,928
Special Mention	28	107	163	2	8	9	—	—	—	317
Substandard Accrual	39	67	166	57	15	8	7	—	—	359
Non-accrual	—	—	—	1	—	3	—	—	—	4
Total commercial investor real estate mortgage	$1,531	$1,015	$1,467	$830	$162	$123	$486	$—	$(6)	$5,608

	September 30, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial investor real estate construction:
Risk Rating:
Pass	$133	$295	$524	$79	$1	$2	$668	$—	$(10)	$1,692
Special Mention	1	8	3	—	—	—	—	—	—	12
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$134	$303	$527	$79	$1	$2	$668	$—	$(10)	$1,704
Total investor real estate	$1,665	$1,318	$1,994	$909	$163	$125	$1,154	$—	$(16)	$7,312

Residential first mortgage:
FICO scores
Above 720	$3,148	$5,452	$1,248	$491	$694	$2,878	$—	$—	$—	$13,911
681-720	365	385	125	65	70	388	—	—	—	1,398
620-680	172	176	86	58	52	390	—	—	—	934
Below 620	28	47	44	47	48	471	—	—	—	685
Data not available	47	47	21	9	11	117	10	—	157	419
Total residential first mortgage	$3,760	$6,107	$1,524	$670	$875	$4,244	$10	$—	$157	$17,347

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$2,855	$48	$—	$2,903
681-720	—	—	—	—	—	—	398	12	—	410
620-680	—	—	—	—	—	—	269	12	—	281
Below 620	—	—	—	—	—	—	142	8	—	150
Data not available	—	—	—	—	—	—	98	4	29	131
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,762	$84	$29	$3,875

Home equity loans
FICO scores
Above 720	$430	$348	$176	$164	$239	$653	$—	$—	$—	$2,010
681-720	65	40	28	22	26	81	—	—	—	262
620-680	24	15	14	14	17	67	—	—	—	151
Below 620	4	3	6	8	11	49	—	—	—	81
Data not available	1	2	2	3	5	20	—	—	19	52
Total home equity loans	$524	$408	$226	$211	$298	$870	$—	$—	$19	$2,556

Indirect—vehicles:
FICO scores
Above 720	$—	$—	$12	$189	$75	$46	$—	$—	$—	$322
681-720	—	—	3	29	12	9	—	—	—	53
620-680	—	—	2	27	12	10	—	—	—	51
Below 620	—	—	2	25	15	14	—	—	—	56
Data not available	—	—	—	3	3	3	—	—	9	18
Total indirect- vehicles	$—	$—	$19	$273	$117	$82	$—	$—	$9	$500

	September 30, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Indirect—other consumer:
FICO scores
Above 720	$314	$311	$430	$260	$96	$60	$—	$—	$—	$1,471
681-720	58	53	109	74	28	17	—	—	—	339
620-680	11	14	49	41	17	11	—	—	—	143
Below 620	—	3	14	12	5	4	—	—	—	38
Data not available	—	—	3	3	1	1	—	—	124	132
Total indirect- other consumer	$383	$381	$605	$390	$147	$93	$—	$—	$124	$2,123

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$642	$—	$—	$642
681-720	—	—	—	—	—	—	236	—	—	236
620-680	—	—	—	—	—	—	189	—	—	189
Below 620	—	—	—	—	—	—	75	—	—	75
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,150	$—	$(14)	$1,136

Other consumer:
FICO scores
Above 720	$174	$131	$89	$41	$12	$3	$113	$—	$—	$563
681-720	56	33	22	8	2	1	53	—	—	175
620-680	38	22	14	5	1	1	39	—	—	120
Below 620	9	7	6	3	1	—	15	—	—	41
Data not available	71	—	—	—	—	—	3	—	2	76
Total other consumer	$348	$193	$131	$57	$16	$5	$223	$—	$2	$975
Total consumer loans	$5,015	$7,089	$2,505	$1,601	$1,453	$5,294	$5,145	$84	$326	$28,512
Total Loans	$17,105	$16,019	$10,051	$5,763	$3,976	$9,307	$20,765	$84	$200	$83,270

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$12,260	$6,115	$3,550	$2,413	$1,166	$2,493	$12,138	$—	$(39)	$40,096
Special Mention	133	250	376	84	5	48	722	—	—	1,618
Substandard Accrual	41	50	78	55	20	4	490	—	—	738
Non-accrual	42	59	97	20	23	19	158	—	—	418
Total commercial and industrial	$12,476	$6,474	$4,101	$2,572	$1,214	$2,564	$13,508	$—	$(39)	$42,870

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,379	$882	$913	$547	$401	$801	$140	$—	$(3)	$5,060
Special Mention	18	31	23	22	10	44	6	—	—	154
Substandard Accrual	3	38	16	16	4	15	2	—	—	94
Non-accrual	14	23	19	21	6	14	—	—	—	97
Total commercial real estate mortgage—owner-occupied:	$1,414	$974	$971	$606	$421	$874	$148	$—	$(3)	$5,405

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$61	$75	$39	$24	$24	$40	$9	$—	$—	$272
Special Mention	1	—	—	2	2	—	—	—	—	5
Substandard Accrual	—	3	1	3	4	3	—	—	—	14
Non-accrual	—	—	—	1	—	8	—	—	—	9
Total commercial real estate construction—owner-occupied:	$62	$78	$40	$30	$30	$51	$9	$—	$—	$300
Total commercial	$13,952	$7,526	$5,112	$3,208	$1,665	$3,489	$13,665	$—	$(42)	$48,575

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,663	$1,243	$1,137	$252	$65	$162	$332	$—	$(5)	$4,849
Special Mention	5	77	76	15	—	7	—	—	—	180
Substandard Accrual	69	114	57	—	2	9	—	—	—	251
Non-accrual	—	44	1	—	—	1	68	—	—	114
Total commercial investor real estate mortgage	$1,737	$1,478	$1,271	$267	$67	$179	$400	$—	$(5)	$5,394

Commercial investor real estate construction:
Risk Rating:
Pass	$224	$601	$266	$1	$—	$1	$679	$—	$(11)	$1,761
Special Mention	30	36	31	—	—	—	9	—	—	106
Substandard Accrual	1	1	—	—	—	—	—	—	—	2
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$255	$638	$297	$1	$—	$1	$688	$—	$(11)	$1,869
Total investor real estate	$1,992	$2,116	$1,568	$268	$67	$180	$1,088	$—	$(16)	$7,263

Residential first mortgage:
FICO scores
Above 720	$5,564	$1,738	$809	$1,023	$1,279	$2,709	$—	$—	$—	$13,122
681-720	525	189	103	112	113	360	—	—	—	1,402
620-680	211	100	73	64	67	404	—	—	—	919
Below 620	31	44	50	51	60	499	—	—	—	735
Data not available	52	23	13	16	15	126	10	—	142	397
Total residential first mortgage	$6,383	$2,094	$1,048	$1,266	$1,534	$4,098	$10	$—	$142	$16,575

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,334	$45	$—	$3,379
681-720	—	—	—	—	—	—	492	10	—	502
620-680	—	—	—	—	—	—	319	11	—	330
Below 620	—	—	—	—	—	—	181	7	—	188
Data not available	—	—	—	—	—	—	107	3	30	140
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,433	$76	$30	$4,539

Home equity loans
FICO scores
Above 720	$417	$251	$233	$325	$304	$580	$—	$—	$—	$2,110
681-720	57	40	35	39	37	76	—	—	—	284
620-680	21	17	19	22	25	65	—	—	—	169
Below 620	2	7	9	13	15	52	—	—	—	98
Data not available	1	2	2	4	5	17	—	—	21	52
Total home equity loans	$498	$317	$298	$403	$386	$790	$—	$—	$21	$2,713

Indirect—vehicles:
FICO scores
Above 720	$—	$18	$305	$137	$92	$40	$—	$—	$—	$592
681-720	—	5	50	22	16	8	—	—	—	101
620-680	—	4	44	23	18	8	—	—	—	97
Below 620	—	3	42	26	24	14	—	—	—	109
Data not available	—	—	4	6	4	4	—	—	17	35
Total indirect- vehicles	$—	$30	$445	$214	$154	$74	$—	$—	$17	$934

Indirect—other consumer:
FICO scores
Above 720	$297	$721	$392	$138	$60	$31	$—	$—	$—	$1,639
681-720	39	173	116	41	18	9	—	—	—	396
620-680	9	73	63	27	12	6	—	—	—	190
Below 620	1	22	22	9	5	2	—	—	—	61
Data not available	—	3	3	2	1	1	—	—	135	145
Total indirect- other consumer	$346	$992	$596	$217	$96	$49	$—	$—	$135	$2,431

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$667	$—	$—	$667
681-720	—	—	—	—	—	—	255	—	—	255
620-680	—	—	—	—	—	—	208	—	—	208
Below 620	—	—	—	—	—	—	91	—	—	91
Data not available	—	—	—	—	—	—	7	—	(15)	(8)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,228	$—	$(15)	$1,213

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Other consumer:
FICO scores
Above 720	$209	$163	$84	$30	$7	$3	$117	$—	$—	$613
681-720	61	44	20	5	1	1	52	—	—	184
620-680	34	28	13	4	1	1	42	—	—	123
Below 620	11	11	6	3	1	—	19	—	—	51
Data not available	46	1	—	—	—	—	3	—	2	52
Total other consumer	$361	$247	$123	$42	$10	$5	$233	$—	$2	$1,023
Total consumer loans	$7,588	$3,680	$2,510	$2,142	$2,180	$5,016	$5,904	$76	$332	$29,428
Total Loans	$23,532	$13,322	$9,190	$5,618	$3,912	$8,685	$20,657	$76	$274	$85,266
_________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and industrial lending includes PPP lending in the 2020 and 2021 vintage years.
AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of September 30, 2021 and December 31, 2020. Loans on non-accrual status with no related allowance included $150 million and $112 million of commercial and industrial loans as of September 30, 2021 and December 31, 2020, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	September 30, 2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$26	$8	$3	$37	$41,389	$359	$41,748
Commercial real estate mortgage—owner-occupied	5	2	2	9	5,378	68	5,446
Commercial real estate construction—owner-occupied	—	1	—	1	241	11	252
Total commercial	31	11	5	47	47,008	438	47,446
Commercial investor real estate mortgage	—	—	—	—	5,604	4	5,608
Commercial investor real estate construction	—	—	—	—	1,704	—	1,704
Total investor real estate	—	—	—	—	7,308	4	7,312
Residential first mortgage	71	29	112	212	17,310	37	17,347
Home equity lines	17	5	20	42	3,831	44	3,875
Home equity loans	6	4	13	23	2,549	7	2,556
Indirect—vehicles	6	2	2	10	500	—	500
Indirect—other consumer	7	4	3	14	2,123	—	2,123
Consumer credit card	7	5	11	23	1,136	—	1,136
Other consumer	11	1	2	14	975	—	975
Total consumer	125	50	163	338	28,424	88	28,512
	$156	$61	$168	$385	$82,740	$530	$83,270

	December 31, 2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$22	$7	$66	$42,452	$418	$42,870
Commercial real estate mortgage—owner-occupied	4	1	1	6	5,308	97	5,405
Commercial real estate construction—owner-occupied	1	—	—	1	291	9	300
Total commercial	42	23	8	73	48,051	524	48,575
Commercial investor real estate mortgage	3	—	—	3	5,280	114	5,394
Commercial investor real estate construction	—	—	—	—	1,869	—	1,869
Total investor real estate	3	—	—	3	7,149	114	7,263
Residential first mortgage	104	41	156	301	16,522	53	16,575
Home equity lines	24	11	19	54	4,493	46	4,539
Home equity loans	10	7	13	30	2,705	8	2,713
Indirect—vehicles	15	4	4	23	934	—	934
Indirect—other consumer	12	8	5	25	2,431	—	2,431
Consumer credit card	8	6	14	28	1,213	—	1,213
Other consumer	12	3	2	17	1,023	—	1,023
Total consumer	185	80	213	478	29,321	107	29,428
	$230	$103	$221	$554	$84,521	$745	$85,266
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
As provided in the Consolidated Appropriations Act passed into law on December 27, 2020, which extended initial guidance provided in the CARES Act, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or January 1, 2022 are eligible for relief from TDR classification. Regions elected this provision; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below. The Consolidated Appropriations Act relief and short-term nature of most COVID-19 deferrals precluded the majority of Regions' COVID-19 loan modifications from being classified as TDRs as of September 30, 2021 and December 31, 2020.

The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended September 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	18	$24	$—
Commercial real estate mortgage—owner-occupied	10	4	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	29	29	—
Commercial investor real estate mortgage	1	1	—
Commercial investor real estate construction	—	—	—
Total investor real estate	1	1	—
Residential first mortgage	99	16	2
Home equity lines	1	—	—
Home equity loans	33	3	—
Consumer credit card	1	—	—
Indirect—vehicles and other consumer	16	1	—
Total consumer	150	20	2
	180	$50	$2

	Three Months Ended September 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$27	$—
Commercial real estate mortgage—owner-occupied	7	9	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	33	36	—
Commercial investor real estate mortgage	2	36	—
Commercial investor real estate construction	2	4	—
Total investor real estate	4	40	—
Residential first mortgage	94	32	4
Home equity lines	—	—	—
Home equity loans	9	1	—
Consumer credit card	1	—	—
Indirect—vehicles and other consumer	11	—	—
Total consumer	115	33	4
	152	$109	$4

	Nine Months Ended September 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	59	$74	$—
Commercial real estate mortgage—owner-occupied	24	7	—
Commercial real estate construction—owner-occupied	2	2	—
Total commercial	85	83	—
Commercial investor real estate mortgage	7	77	—
Commercial investor real estate construction	—	—	—
Total investor real estate	7	77	—
Residential first mortgage	435	77	7
Home equity lines	6	1	—
Home equity loans	40	4	—
Consumer credit card	1	—	—
Indirect—vehicles and other consumer	68	2	—
Total consumer	550	84	7
	642	$244	$7

	Nine Months Ended September 30, 2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	119	$221	$—
Commercial real estate mortgage—owner-occupied	17	14	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	137	236	—
Commercial investor real estate mortgage	9	37	—
Commercial investor real estate construction	3	4	—
Total investor real estate	12	41	—
Residential first mortgage	177	43	6
Home equity lines	—	—	—
Home equity loans	36	3	—
Consumer credit card	12	—	—
Indirect—vehicles and other consumer	22	—	—
Total consumer	247	46	6
	396	$323	$6

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)
Carrying value, beginning of period	$392	$249	$296	$345
Additions	39	32	116	67
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(3)	—	49	(94)
Economic amortization associated with borrower repayments (1)	(18)	(14)	(51)	(51)
Carrying value, end of period	$410	$267	$410	$267
________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.

In the nine months ended 2021 and 2020, the Company purchased the rights to service residential mortgage loans on a flow basis for approximately $58 million and $35 million, respectively.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2021	2020
	(Dollars in millions)
Unpaid principal balance	$36,370	$33,740
Weighted-average CPR (%)	10.3%	16.3%
Estimated impact on fair value of a 10% increase	$(30)	$(22)
Estimated impact on fair value of a 20% increase	$(53)	$(40)
Option-adjusted spread (basis points)	530	621
Estimated impact on fair value of a 10% increase	$(9)	$(6)
Estimated impact on fair value of a 20% increase	$(18)	$(12)
Weighted-average coupon interest rate	3.6%	4.0%
Weighted-average remaining maturity (months)	294	283
Weighted-average servicing fee (basis points)	27.3	27.4
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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)		(In millions)
Servicing related fees and other ancillary income	$26	$23	$75	$71
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
The table below presents an analysis of commercial MSRs under the amortization measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)		(In millions)
Carrying value, beginning of period	$86	$64	$74	$59
Additions	5	11	24	21
Economic amortization associated with borrower repayments (1)	(4)	(3)	(11)	(8)
Carrying value, end of period	$87	$72	$87	$72
________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates the commercial MSRs for impairment based on fair value. The estimated fair value of the commercial MSRs was approximately $96 million at September 30, 2021 and $81 million December 31, 2020.
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)		(In millions)
Servicing related fees and other ancillary income	$8	$4	$18	$14

NOTE 5. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

PREFERRED STOCK
    The following table presents a summary of the non-cumulative perpetual preferred stock:

									September 30, 2021	December 31, 2020
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions, except per share data)
Series A (2)	11/1/2012	12/15/2017	6.375%		$—	$1,000	$25	1/40th	$—	$387
Series B	4/29/2014	9/15/2024	6.375%	(3)	500	1,000	25	1/40th	433	433
Series C	4/30/2019	5/15/2029	5.700%	(4)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(5)	350	100,000	1,000	1/100th	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	390	—
					$1,750				$1,659	$1,656
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
Regions completed the issuance of Series E preferred stock during the second quarter of 2021, The Company incurred $10 million of issuance costs associated with the transaction. The Company began paying quarterly dividends on September 15, 2021. The Series A preferred stock was redeemed in the second quarter of 2021.
The Board declared a total of $62 million and $69 million in cash dividends on Series A, Series B, and Series C preferred stock during the first nine months of 2021 and 2020, respectively. The Board declared $15 million in cash dividends on Series D preferred stock during the first nine months of 2021; the initial quarterly dividend for Series D was declared in the third quarter of 2020 for $6 million. The initial quarterly dividend of $7 million for the Series E preferred stock was declared in the third quarter of 2021. Therefore, a total of $84 million in cash dividends on total preferred stock was declared in the first nine months of 2021 compared to the total of $75 million in cash dividends on total preferred stock for the same period in 2020.
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

As part of the Company's capital plan, on April 21, 2021, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. In the second quarter of 2021, Regions repurchased approximately 8.0 million shares of common stock under this plan which reduced shareholders' equity by $167 million. Included in these share repurchases were approximately 1.0 million shares that were repurchased as part of the amendment to the Company’s deferred investment plan for its directors. All of these shares were immediately retired upon repurchase and therefore, were not be included in treasury stock. The Company did not repurchase shares in either the first or third quarters of 2021 or throughout 2020.
During the third quarter of 2020, the Federal Reserve mandated that banks must not increase their quarterly per share common dividend and implemented an earnings-based payout restriction in connection with the supervisory stress test, requiring the third quarter 2020 dividend to not exceed the average of the prior four quarters of net income excluding preferred dividends. This mandate was subsequently extended through the second quarter of 2021, but was lifted in the third quarter of 2021. The Board approved a common stock increase to $0.17 per share for the third quarter of 2021. Prior to the common stock increase, Regions declared $0.155 per share in dividends for both the first six months of 2021 and the first nine months of 2020. Therefore, Regions declared a total of $0.48 per common share for the first nine months of 2021 compared to a total of $0.465 per common share for the first nine months of 2020.
ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$871	$(220)	$651

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(17)	$4	$(13)
Reclassification adjustments for amortization of unrealized losses (2)	2	—	2
Ending balance	$(15)	$4	$(11)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$606	$(153)	$453
Unrealized gains (losses) arising during the period	(99)	24	(75)
Reclassification adjustments for securities (gains) losses realized in net income(3)	(1)	1	—
Change in AOCI from securities available for sale activity in the period	(100)	25	(75)
Ending balance	$506	$(128)	$378
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,147	$(289)	$858
Unrealized holding gains (losses) on derivatives arising during the period	24	(6)	18
Reclassification adjustments for (gains) losses realized in net income (2)	(108)	27	(81)
Change in AOCI from derivative activity in the period	(84)	21	(63)
Ending balance	$1,063	$(268)	$795
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(865)	$218	$(647)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	21	(4)	17
Ending balance	$(844)	$214	$(630)

Total other comprehensive income (loss)	(161)	42	(119)
Total accumulated other comprehensive income (loss), end of period	$710	$(178)	$532

	Three Months Ended September 30, 2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$2,174	$(548)	$1,626

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(27)	$7	$(20)
Reclassification adjustments for amortization of unrealized losses (2)	4	(2)	2
Ending balance	$(23)	$5	$(18)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,116	$(281)	$835
Unrealized gains (losses) arising during the period	(2)	—	(2)
Reclassification adjustments for securities (gains) losses realized in net income(3)	(3)	1	(2)
Change in AOCI from securities available for sale activity in the period	(5)	1	(4)
Ending balance	$1,111	$(280)	$831
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,857	$(468)	$1,389
Unrealized holding gains (losses) on derivatives arising during the period	2	—	2
Reclassification adjustments for (gains) losses realized in net income (2)	(94)	24	(70)
Change in AOCI from derivative activity in the period	(92)	24	(68)
Ending balance	$1,765	$(444)	$1,321
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(772)	$194	$(578)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	11	(2)	9
Ending balance	$(761)	$192	$(569)

Total other comprehensive income (loss)	(82)	21	(61)
Total accumulated other comprehensive income (loss), end of period	$2,092	$(527)	$1,565

	Nine Months Ended September 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization of unrealized losses (2)	6	(1)	5
Ending balance	$(15)	$4	$(11)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(553)	139	(414)
Reclassification adjustments for securities (gains) losses realized in net income(3)	(3)	1	(2)
Change in AOCI from securities available for sale activity in the period	(556)	140	(416)
Ending balance	$506	$(128)	$378
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized holding gains (losses) on active hedges arising during the period	(233)	59	(174)
Reclassification adjustments for (gains) losses realized in net income (2)	(314)	79	(235)
Change in AOCI from derivative activity in the period	(547)	138	(409)
Ending balance	$1,063	$(268)	$795
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	48	(11)	37
Ending balance	$(844)	$214	$(630)

Total other comprehensive income (loss)	(1,049)	266	(783)
Total accumulated other comprehensive income (loss), end of period	$710	$(178)	$532

	Nine Months Ended September 30, 2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(120)	$30	$(90)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(29)	$7	$(22)
Reclassification adjustments for amortization of unrealized losses (2)	6	(2)	4
Ending balance	$(23)	$5	$(18)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$274	$(69)	$205
Unrealized gains (losses) arising during the period	841	(212)	629
Reclassification adjustments for securities (gains) losses realized in net income(3)	(4)	1	(3)
Change in AOCI from securities available for sale activity in the period	837	(211)	626
Ending balance	$1,111	$(280)	$831
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$430	$(108)	$322
Unrealized holding gains (losses) on derivatives arising during the period	1,498	(377)	1,121
Reclassification adjustments for (gains) losses realized in net income (2)	(163)	41	(122)
Change in AOCI from derivative activity in the period	1,335	(336)	999
Ending balance	$1,765	$(444)	$1,321
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(795)	$200	$(595)
Amounts reclassified for amortization of actuarial gains (losses) and settlements realized in net income (4)	34	(8)	26
Ending balance	$(761)	$192	$(569)

Total other comprehensive income	2,212	(557)	1,655
Total accumulated other comprehensive income, end of period	$2,092	$(527)	$1,565
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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$651	$530	$2,083	$478
Preferred stock dividends and other (1)	(27)	(29)	(97)	(75)
Net income available to common shareholders	$624	$501	$1,986	$403
Denominator:
Weighted-average common shares outstanding—basic	955	960	958	959
Potential common shares	7	2	7	2
Weighted-average common shares outstanding—diluted	962	962	965	961
Earnings per common share:
Basic	$0.65	$0.52	$2.07	$0.42
Diluted	0.65	0.52	2.06	0.42
_________
(1)Preferred stock dividends and other for the nine months ended September 30, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares in the second quarter of 2021.
The effects from the assumed exercise of 4 million in restricted stock units and awards and performance stock units for both the three months and nine months ended September 30, 2021 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effects from the assumed exercise of 9 million and 8 million in stock options, restricted stock united and awards and performance stock units for the three and nine months ended September 30, 2020, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per share.

NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended September 30
	2021	2020	2021	2020	2021	2020
	(In millions)
Service cost	$9	$9	$—	$2	$9	$11
Interest cost	12	17	—	1	12	18
Expected return on plan assets	(35)	(37)	—	—	(35)	(37)
Amortization of actuarial loss	12	9	1	2	13	11
Settlement charge	—	—	8	—	8	—
Net periodic pension cost (credit)	$(2)	$(2)	$9	$5	$7	$3

	Qualified Plans		Non-qualified Plans		Total
	Nine Months Ended September 30
	2021	2020	2021	2020	2021	2020
	(In millions)
Service cost	$28	$26	$3	$4	$31	$30
Interest cost	36	49	1	3	37	52
Expected return on plan assets	(106)	(112)	—	—	(106)	(112)
Amortization of actuarial loss	35	29	5	5	40	34
Settlement charge	—	—	8	—	8	—
Net periodic pension cost (credit)	$(7)	$(8)	$17	$12	$10	$4
The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The settlement charge relates to the settlement of liabilities under the SERP for certain plan participants in 2021.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first nine months of 2021.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2021 or 2020.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	September 30, 2021			December 31, 2020
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$1,400	$—	$19	$2,100	$77	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps (2)	17,000	260	1	16,000	1,181	—
Interest rate floors (3)(4)	3,500	178	—	5,750	430	—
Total derivatives in cash flow hedging relationships	20,500	438	1	21,750	1,611	—
Total derivatives designated as hedging instruments	$21,900	$438	$20	$23,850	$1,688	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$79,155	$911	$953	$76,764	$1,492	$1,464
Interest rate options	15,329	54	20	13,806	90	28
Interest rate futures and forward commitments	3,040	13	5	4,270	11	26
Other contracts	9,415	216	217	9,924	68	80
Total derivatives not designated as hedging instruments	$106,939	$1,194	$1,195	$104,764	$1,661	$1,598
Total derivatives	$128,839	$1,632	$1,215	$128,614	$3,349	$1,598

Total gross derivative instruments, before netting		$1,632	$1,215		$3,349	$1,598
Less: Netting adjustments (5)		991	1,159		2,428	1,545
Total gross derivative instruments, after netting (6)		$641	$56		$921	$53
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
(2)Includes accrued interest of $12 million at September 30, 2021 and $28 million at December 31, 2020, respectively.
(3)Includes accrued interest of $9 million at September 30, 2021 and $12 million at December 31, 2020, respectively.
(4)Estimated fair value includes premium of approximately $41 million as of September 30, 2021 and $83 million as of December 31, 2020 to be amortized over the remaining life. Approximately $32 million of the decrease since December 31, 2020 related to hedges that were terminated during the first nine months of 2021 and were not amortized into earnings as of the date of termination.
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
(6)The gain amounts, which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of September 30, 2021 and December 31, 2020, financial instruments posted of $24 million, for both periods, were not offset in the consolidated balance sheets.
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
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps and interest rate floors. As of September 30, 2021, Regions is hedging its exposure to the variability in future cash flows for forecasted transactions through 2025.
During the nine months ended September 30, 2021, the Company terminated $2.3 billion in notional of floor hedges. During the three and nine months ended September 30, 2021, the Company terminated $5.0 billion and $10.6 billion, respectively, in notional of cash flow swap hedges. The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)
Unrealized gains on terminated hedges included in AOCI- Beginning	$494	$68	$121	$78
Unrealized gains on terminated hedges arising during the period	243	62	658	56
Reclassification adjustments for amortization of unrealized (gains) into net income	(49)	(3)	(91)	(7)
Unrealized gains on terminated hedges included in AOCI-Ending	$688	$127	$688	$127
Regions expects to reclassify into earnings approximately $341 million in pre-tax income due to the receipt or payment of interest payments and floor premium amortization on all cash flow hedges within the next twelve months. Included in this amount is $259 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended September 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$847	$26

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$3
Recognized on derivatives	—	(11)
Recognized on hedged items	—	11
Net income recognized on fair value hedges	$—	$3

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$108	$—
Income (expense) recognized on cash flow hedges	$108	$—

	Three Months Ended September 30, 2020
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$903	$39

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$12
Recognized on derivatives	—	(12)
Recognized on hedged items	—	12
Net income recognized on fair value hedges	$—	$12

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$94	$—
Income (expense) recognized on cash flow hedges	$94	$—

	Nine Months Ended September 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$2,550	$79

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$17
Recognized on derivatives	—	(37)
Recognized on hedged items	—	37
Income (expense) recognized on fair value hedges	$—	$17

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$314	$—
Income (expense) recognized on cash flow hedges	$314	$—

	Nine Months Ended September 30, 2020
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total amounts presented in the consolidated statements of income	$2,704	$147

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$27
Recognized on derivatives	—	65
Recognized on hedged items	—	(65)
Income (expense) recognized on fair value hedges	$—	$27

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$163	$—
Income (expense) recognized on cash flow hedges	$163	$—
___
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax.

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2021		December 31, 2020
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
(In millions)
Long-term borrowings	$(1,376)	$21	$(2,171)	$(64)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The Company holds a portfolio of interest rate swaps, option contracts, and futures and forward commitments that result from transactions with its commercial customers in which they manage their risks by entering into a derivative with Regions. The Company monitors and manages the net risk in this customer portfolio and enters into separate derivative contracts in order to reduce the overall exposure to pre-defined limits. For both derivatives with its end customers and derivatives Regions enters into to mitigate the risk in this portfolio, the Company is subject to market risk and the risk that the counterparty will default. The contracts in this portfolio are not designated as accounting hedges and are marked-to-market through earnings (in capital markets fee income) and included in other assets and other liabilities, as appropriate.
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2021 and December 31, 2020, Regions had $695 million and $924 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2021 and December 31, 2020, Regions had $1.4 billion and $1.9 billion, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2021 and December 31, 2020, the total notional amount related to these contracts was $4.3 billion and $4.1 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2021	2020	2021	2020
	(In millions)
Capital markets income:
Interest rate swaps	$5	$15	$25	$7
Interest rate options	8	(1)	25	31
Interest rate futures and forward commitments	2	4	14	11
Other contracts	1	2	8	2
Total capital markets income	16	20	72	51
Mortgage income:
Interest rate swaps	(8)	(6)	(46)	98
Interest rate options	(9)	12	(24)	38
Interest rate futures and forward commitments	6	11	17	12
Total mortgage income	(11)	17	(53)	148
	$5	$37	$19	$199

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
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2021 was approximately $476 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2021 and 2020 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2021 and December 31, 2020, were $109 million and $74 million, respectively, for which Regions had posted collateral of $108 million and $74 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$784	$—	$—	$784	$183	$—	$—	$183
Federal agency securities	—	97	—	97	—	105	—	105
Mortgage-backed securities (MBS):
Residential agency	—	19,685	—	19,685	—	19,076	—	19,076
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	6,385	—	6,385	—	5,999	—	5,999
Commercial non-agency	—	564	—	564	—	586	—	586
Corporate and other debt securities	—	1,469	1	1,470	—	1,200	4	1,204
Total debt securities available for sale	$784	$28,200	$2	$28,986	$183	$26,966	$5	$27,154
Loans held for sale	$—	$857	$—	$857	$—	$1,446	$—	$1,446
Marketable equity securities	$507	$—	$—	$507	$388	$—	$—	$388
Residential mortgage servicing rights	$—	$—	$410	$410	$—	$—	$296	$296
Derivative assets(2):
Interest rate swaps	$—	$1,171	$—	$1,171	$—	$2,750	$—	$2,750
Interest rate options	—	212	20	232	—	477	43	520
Interest rate futures and forward commitments	—	13	—	13	—	11	—	11
Other contracts	—	216	—	216	2	65	1	68
Total derivative assets	$—	$1,612	$20	$1,632	$2	$3,303	$44	$3,349
Equity investments	$—	$—	$—	$—	$—	$74	$—	$74
Derivative liabilities(2):
Interest rate swaps	$—	$973	$—	$973	$—	$1,464	$—	$1,464
Interest rate options	—	20	—	20	—	28	—	28
Interest rate futures and forward commitments	—	5	—	5	—	26	—	26
Other contracts	—	214	3	217	2	72	6	80
Total derivative liabilities	$—	$1,212	$3	$1,215	$2	$1,590	$6	$1,598
Non-recurring fair value measurements(3)
Loans held for sale	$—	$—	$9	$9	$—	$—	$4	$4
Equity investments without a readily determinable fair value	—	—	25	25	—	—	12	12
Foreclosed property and other real estate	—	—	10	10	—	—	5	5

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
The following tables illustrate rollforwards for residential mortgage servicing rights, which are the only material assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020, respectively.

	Residential mortgage servicing rights
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)
Carrying value, beginning of period	$392	$249	$296	$345
Total realized/unrealized gains (losses) included in earnings (1)	(21)	(14)	(2)	(145)
Additions	39	32	116	67
Carrying value, end of period	$410	$267	$410	$267
_________
(1)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)
Loans held for sale	$(1)	$(1)	$(1)	$(6)
Equity investments without a readily determinable fair value	13	—	14	(3)
Foreclosed property and other real estate	(4)	(3)	(4)	(13)
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2021, and December 31, 2020. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2021, and December 31, 2020, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2021
	Level 3 Estimated Fair Value at September 30, 2021	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$410	Discounted cash flow	Weighted-average CPR (%)	6.9% - 21.3% (10.3%)
			OAS (%)	4.2% - 9.6% (5.3%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2020
	Level 3 Estimated Fair Value at December 31, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$296	Discounted cash flow	Weighted-average CPR (%)	8.1% - 31.2% (15.6%)
			OAS (%)	4.8% - 9.5% (5.6%)
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
FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential mortgage loans and certain commercial loans originated with the intent to sell. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.
The Company also elected to measure certain commercial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of commercial loans held for sale was immaterial at September 30, 2021 and December 31, 2020.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential first mortgage loans held for sale measured at fair value:

	September 30, 2021			December 31, 2020
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Residential first mortgage loans held for sale, at fair value	$848	$822	$26	$1,439	$1,362	$77
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2021 and 2020. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In millions)
Net gains (losses) resulting for the change in fair value of mortgage loans held for sale	$(10)	$7	$(50)	$37

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2021 are as follows:

	September 30, 2021
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$27,507	$27,507	$27,507	$—	$—
Debt securities held to maturity	945	1,010	—	1,010	—
Debt securities available for sale	28,986	28,986	784	28,200	2
Loans held for sale	934	934	—	925	9
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	80,403	80,800	—	—	80,800
Other earning assets(4)	1,149	1,149	507	642	—
Derivative assets	1,632	1,632	—	1,612	20
Financial liabilities:
Derivative liabilities	1,215	1,215	—	1,212	3
Deposits	132,039	132,046	—	132,046	—
Long-term borrowings	2,451	2,917	—	2,886	31
Loan commitments and letters of credit	102	102	—	—	102
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value premium on the loan portfolio's net carrying amount at September 30, 2021 was $397 million or 0.5 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.4 billion at September 30, 2021.
(4)Excluded from this table is the operating lease carrying amount of $120 million at September 30, 2021.

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
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$444	$486	$35	$—	$965
Provision for (benefit from) credit losses	75	58	2	(290)	(155)
Non-interest income	208	307	96	38	649
Non-interest expense	274	531	98	35	938
Income before income taxes	303	204	31	293	831
Income tax expense	76	51	8	45	180
Net income	227	153	23	248	651
Average assets	$58,644	$33,003	$2,030	$61,953	$155,630

	Three Months Ended September 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$445	$510	$33	$—	$988
Provision for credit losses	83	71	3	(44)	113
Non-interest income	159	343	87	66	655
Non-interest expense	248	521	85	42	896
Income before income taxes	273	261	32	68	634
Income tax expense (benefit)	68	65	8	(37)	104
Net income	205	196	24	105	530
Average assets	$63,464	$34,570	$2,014	$42,797	$142,845

	Nine Months Ended September 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,321	$1,471	$103	$—	$2,895
Provision for (benefit from) credit losses	230	183	8	(1,055)	(634)
Non-interest income	564	952	288	105	1,909
Non-interest expense	802	1,596	283	83	2,764
Income before income taxes	853	644	100	1,077	2,674
Income tax expense	213	161	25	192	591
Net income	640	483	75	885	2,083
Average assets	$59,315	$33,498	$2,037	$57,470	$152,320

	Nine Months Ended September 30, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,227	$1,557	$104	$—	$2,888
Provision for credit losses	210	234	9	915	1,368
Non-interest income	444	944	254	71	1,713
Non-interest expense	741	1,529	257	129	2,656
Income (loss) before income taxes	720	738	92	(973)	577
Income tax expense (benefit)	180	185	23	(289)	99
Net income (loss)	540	553	69	(684)	478
Average assets	$61,374	$34,531	$2,028	$37,905	$135,838

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2021	December 31, 2020
	(In millions)
Unused commitments to extend credit	$60,653	$56,644
Standby letters of credit	1,783	1,742
Commercial letters of credit	52	132
Liabilities associated with standby letters of credit	31	25
Assets associated with standby letters of credit	32	25
Reserve for unfunded credit commitments	71	126
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of September 30, 2021, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly.
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
GUARANTEES
FANNIE MAE DUS LOSS SHARE GUARANTEE
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third for the majority of its DUS servicing portfolio. At September 30, 2021 and December 31, 2020, the Company's DUS servicing portfolio totaled approximately $4.8 billion and $4.5 billion, respectively. Regions' maximum quantifiable contingent liability related to its loss share guarantee was approximately $1.6 billion and $1.5 billion at September 30, 2021 and December 31, 2020, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $5 million at both September 30, 2021 and December 31, 2020. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2020, for additional information.

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
		January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	The amendments in this Update were issued to clarify that entities should reevaluate at each reporting period whether callable debt securities are within the scope of the guidance in Topic 310-20, which requires the premium on such debt securities to be amortized to the next call date.	January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2020-10, Codification Improvements	This Update was issued to make minor technical corrections and improvements to the Codification as part of an ongoing FASB project to clarify guidance and correct inconsistent application of unclear guidance. The ASU codifies in Section 50 (Disclosure) of various Codification Topics the disclosure guidance that includes an option to provide certain information either on the face of the financial statements or in notes to the financial statements that was previously codified only in Section 45 (Other Presentation Matters). It also amends various Codification Topics to clarify guidance that may have been unclear when originally codified and that has resulted in inconsistent application.	January 1, 2021	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2021
ASU 2021-01 Reference Rate Reform (Topic 848)	The Update was issued to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, would apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 are included to capture the incremental consequences of the scope refinement and to tailor the existing guidance to derivative instruments affected by the discounting transition.	The Update is effective upon issuance and can be applied through December 31, 2022	The adoption of this guidance did not have a material impact.
ASU 2021-06 Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946)	The FASB issued this Update to amend certain guidance pursuant to SEC rulemaking, including amendments to financial disclosures about acquired and disposed businesses and updates of statistical disclosures required for banking and savings loan registrants.	The Update is effective upon issuance	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
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
		January 1, 2022	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)	The Update clarified how an issuer should account for modifications made to equity-classified written call options (i.e. a warrant to purchase the issuer’s common stock). The guidance in the Update requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.	January 1, 2022	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments	The Board issued this ASU to amend the lessor lease classification guidance under ASC 842. Under the amendments, a lessor must classify a lease that includes variable lease payments that do not depend on an index or rate as an operating lease if it would otherwise be classified as a sales-type or direct financing lease and would result in the recognition of a selling loss at a lease commencement. The amendments address concerns raised during the FASB’s post implementation review that recognizing an immediate loss for these leases, as would otherwise be required	January 1, 2022	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2020, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2021 compared to December 31, 2020.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2021, Regions operated 1,310 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
On June 8, 2021, Regions entered into an agreement to acquire EnerBank USA, a consumer lending institution specializing in home improvement lending headquartered in Salt Lake City, Utah. The transaction closed on October 1, 2021, and resulted in the addition of approximately $3.1 billion in loans to consumers.
On October 4, 2021, Regions entered into an agreement to acquire Sabal Capital Partners, LLC, a diversified financial services firm that facilitates lending in the small-balance commercial real estate market headquartered in Irvine, California. The transaction is expected to close in the fourth quarter of 2021, subject to regulatory approval.

THIRD QUARTER OVERVIEW
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The October 2021 baseline forecast anticipates real GDP growth of 5.5 percent in 2021, 4.6 percent in 2022, and 2.9 percent in 2023. While the downside risks posed by the COVID-19 virus have not been eliminated, they nonetheless have diminished with further progress on the vaccination front, but global supply chain and logistics bottlenecks remain a constraint on growth. Ample liquidity in the household and corporate sectors along with accommodative monetary and fiscal policy will be supportive of growth. That said, Regions expects that by mid-2023 the economy will be back on the path of growth around 2.0 percent that prevailed prior to the pandemic. As has been the case since the onset of the pandemic, there remains a heightened degree of uncertainty around economic forecasts being made at present.
The dominant theme in the economic data over recent months is the growing imbalance between the supply side of the economy and the demand side. Due to an unprecedented degree of fiscal and monetary policy support, greater numbers of people being vaccinated against the COVID-19 virus, and further easing of restrictions on economic activity, the demand side of the economy is notably robust. The supply side of the economy, however, is simply unable to keep pace. Shortages of labor and non-labor inputs and shipping bottlenecks have driven up costs to producers and acted as drags on output growth. Moreover, the extent to which they have been drawn down over recent months means inventories are no longer providing a meaningful buffer between demand and supply. The growing imbalance between demand and supply has contributed to the sharp acceleration in inflation over recent months.
Supply/demand imbalances remain evident in the labor market data. As of September, the level of nonfarm employment was 4.97 million jobs below the pre-pandemic peak, while there are over three million fewer people in the labor force than was the case prior to the pandemic. Yet, there are over ten million open jobs waiting to be filled, and it seems clear that firms would be hiring more workers if they were available. While it had been expected that labor supply constraints would begin easing in the fall months, there is little evidence thus far showing that to be the case. The supply/demand imbalance in the labor market is leading to more upward pressure on wages than would seem consistent with the remaining degree of labor market slack, with average hourly earnings rising across all broad industry groups. It should be noted, however, that with the various rounds of pandemic-related transfer payments having largely run their course, labor earnings have resumed their role as the main driver of growth in personal income.
The acceleration in the growth of labor income comes at a time when the personal saving rate remains significantly elevated, with an estimated $2.3 trillion more in household saving than would have been the case had pre-pandemic income and saving trends been maintained. Moreover, after having fallen by $6.26 trillion (annualized) in the second quarter of 2020, household net worth has since risen by $31.09 trillion, reflecting higher house prices and higher equity prices. Households have also been paring down non-mortgage debt, and household debt burdens continue to hover near record-lows. As such, conditions are in place for continued growth in consumer spending over coming quarters. Residential investment is expected to be a support for real GDP growth over coming quarters, but to a lesser degree than had previously been the case. Despite mortgage interest rates remaining favorable, notably lean inventories have fueled rapid house price appreciation over the past year, thus eroding affordability. Though still notably rapid, the pace of house price appreciation has begun to moderate, and further moderation is expected through the forecast horizon.
As measured by the CPI, inflation has been at or above 5.0 percent in each month since May 2021, which is expected to remain the case into early-2022. While factors such as base effects and normalization effects that boosted inflation in the summer months have faded from the data, supply chain bottlenecks, higher shipping costs, and higher labor costs remain as sources of more persistent inflation pressures. As such, while inflation is expected to slow from current rates, it is likely to remain above the FOMC’s 2.0 percent target rate through 2022. That said, the FOMC continues to believe that inflation pressures are mostly transitory which, along with their stated willingness to let inflation run above their target rate for “some time,” makes it unlikely they will respond to higher inflation in the near term. While it is expected that the FOMC will begin tapering the pace of the Fed’s monthly asset purchases in the fourth quarter of 2021, no changes in the Fed funds rate target range are expected until either late-2022 or early-2023. As such, monetary policy is expected to remain accommodative over the forecast horizon.
The October baseline forecast incorporates the infrastructure bill which has garnered bipartisan support in Congress, which would result in roughly $579 billion in spending above what has previously been assumed. While there is scope for further fiscal policy measures, at present there are no specific details on either the spending side or the tax side of the ledger and, as such, no such changes are incorporated into the current baseline forecast. It should also be noted that expectations of the potential economic effects of the infrastructure bill and any additional spending should be tempered by the fact that any such spending would be phased in over an eight-to-ten year period and would be at least partially offset by tax increases. As such, the net effect on GDP growth in any given year over the forecast horizon would be relatively small.

Patterns of economic activity within the Regions footprint are expected be broadly similar to those seen in the U.S. as a whole. While an above-average exposure to manufacturing across much of the footprint will be a tailwind to growth within the footprint, supply chain and logistics bottlenecks mean that growth will be slower than would otherwise be the case. To the extent remote working remains part of the post-pandemic landscape, states such as Florida, Georgia, the Carolinas, Tennessee, and Texas that have consistently benefited from above-average degrees of in-migration should continue to do so, which will provide support to the broader economies of these states.
The continued signs of economic improvement, with consideration of uncertainty inherent in the forecast, impacted Regions' forecast utilized in calculating the ACL as of September 30, 2021. See the "Allowance" section for further information.
COVID-19 Pandemic
Regions' business operations and financial results are influenced by the economic environment in which the Company operates. In the third quarter of 2021, the economic forecast continued to show signs of recovery. While some uncertainty remains, the economic forecast shows a much more positive outlook as the economy is more fully open. There are select areas where the COVID-19 pandemic impacted third quarter conditions, as discussed below. Regions expects that the pandemic will continue to influence economic conditions and the Company's financial results in future quarters, albeit at a diminishing rate.
While most non-branch associates continued to work remotely during the third quarter of 2021, Regions began the process of returning remote working associates to office locations in October 2021.
As of September 30, 2021, the outstanding balance of special COVID-related payment deferrals and forbearances, which were not government guaranteed, had declined to an immaterial amount.
As a certified SBA lender, Regions provided its customers with the loan process under the PPP. Program funding ended in the second quarter of 2021 and the forgiveness process is ongoing. Regions originated PPP loans totaling approximately $6.2 billion, of which approximately 26,000 loans totaling approximately $1.5 billion remained outstanding as of September 30, 2021. Regions expects that approximately 80% to 85% of the total $6.2 billion of PPP loans will be forgiven by year-end 2021.
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
As part of the Company's capital plan, on April 21, 2021, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. For the third quarter of 2021, Regions temporarily paused the repurchase of shares until the close of the EnerBank acquisition which was completed on October 1, 2021.
On October 20, 2021, the Company declared a cash dividend for the fourth quarter of 2021 of $0.17 per share of common stock, which was in compliance with the FRB's SCB framework.
The Company intends to operate at a range for CET1 of 9.25 percent to 9.75 percent, with the expectation to manage to the mid-point by year-end 2021. The Company regularly performs internal stress testing which can result in modifications to the operating range.
Third Quarter Results
Regions reported net income available to common shareholders of $624 million, or $0.65 per diluted share, in the third quarter of 2021 compared to $501 million, or $0.52 per diluted share, in the third quarter of 2020.

For the third quarter of 2021, net interest income (taxable-equivalent basis) totaled $976 million, down $24 million compared to the third quarter of 2020. The net interest margin (taxable-equivalent basis) was 2.76 percent for the third quarter of 2021 and 3.13 percent in the third quarter of 2020. The decrease in net interest income was primarily driven by a decrease in average loan balances and re-mixing into lower yielding lending portfolios. Net interest margin was negatively impacted by excess cash balances due to continued deposit growth as well as the repricing of fixed-rate loan and securities portfolios at lower market interest rates. Refer to Table 20 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further details.
The benefit from credit losses totaled $155 million in the third quarter of 2021, as compared to a provision of $113 million during the third quarter of 2020. The current quarter benefit was primarily due to positive credit performance and continued improvement in the economic forecast. Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $30 million, or an annualized 0.14 percent of average loans, in the third quarter of 2021, compared to $113 million, or an annualized 0.50 percent for the third quarter of 2020. The decrease was primarily driven by broad-based improvements across most portfolios. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional information.
The allowance was 1.80 percent of total loans, net of unearned income at September 30, 2021 compared to 2.69 percent at December 31, 2020. The decrease was impacted by the factors discussed above. The allowance was 283 percent of total non-performing loans at September 30, 2021 compared to 308 percent at December 31, 2020. Total non-performing loans (excluding loans held for sale) declined to 0.64 percent of total loans, net of unearned income, at September 30, 2021 compared to 0.87 percent at December 31, 2020. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $649 million for the third quarter of 2021, a $6 million decrease from the third quarter of 2020. The decrease was primarily driven by a decline in mortgage income and a gain on an equity investment that was recognized in the third quarter of 2020. These decreases were largely offset by increased capital markets income and other miscellaneous income. See Table 24 "Non-Interest Income" for more detail.
Total non-interest expense was $938 million in the third quarter of 2021, a $42 million increase from the third quarter of 2020. The increase was primarily driven by higher salaries and employee benefits expense and a loss on early extinguishment of debt incurred in the quarter. See Table 25 "Non-Interest Expense" for more detail.
Income tax expense for the three months ended September 30, 2021 was $180 million compared to $104 million for the same period in 2020. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Expectations

2021 Expectations
Category	Expectation (1)
Total Adjusted Revenue	Up modestly (dependent on timing and amount of PPP forgiveness)
Adjusted Non-Interest Expense	Up modestly
Adjusted Average Loans	Down low single digits
Adjusted Ending Loans	Up low single digits
Net charge-offs / average loans	Approximately 25 basis points
Effective tax rate (2)	22-23%
_____
(1)The impacts from the fourth quarter 2021 EnerBank USA and Sabal Capital Partners, LLC acquisitions are not considered in these expectations.
(2)Does not include the impact of potential tax legislation.
Regions believes that expressing certain expectations as non-GAAP measures will assist investors in analyzing the operating results of the Company and predicting future performance on the same basis as that applied by management. The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-Q. For more information related to the Company's 2021 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-Q.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased approximately $9.6 billion from year-end 2020 to September 30, 2021, due primarily to an increase in cash on deposit with the FRB. Elevated cash from deposit growth is held at the FRB. Deposit growth was primarily driven by pandemic-related deposit inflows resulting in higher consumer account balances and new account growth during the first nine months of 2021. See the "Liquidity" and "Deposits" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	September 30, 2021	December 31, 2020
	(In millions)
U.S. Treasury securities	$784	$183
Federal agency securities	97	105
Mortgage-backed securities:
Residential agency	20,076	19,611
Residential non-agency	1	1
Commercial agency	6,939	6,586
Commercial non-agency	564	586
Corporate and other debt securities	1,470	1,204
	$29,931	$28,276
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
Debt securities increased $1.7 billion from December 31, 2020 to September 30, 2021. The increase from year-end was primarily the result of the purchase of approximately $2.0 billion in U.S treasury securities, mortgage-backed securities and corporate and other debt securities during the second quarter of 2021.
LOANS HELD FOR SALE
    Loans held for sale totaled $934 million at September 30, 2021, consisting of $850 million of residential real estate mortgage loans, $81 million of commercial mortgage and other loans, and $3 million of non-performing loans. At December 31, 2020, loans held for sale totaled $1.9 billion, consisting of $1.4 billion of residential real estate mortgage loans, $460 million of commercial mortgage and other loans, and $6 million of non-performing loans. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 59 percent of Regions' interest-earning assets as of September 30, 2021. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2021	December 31, 2020
	(In millions, net of unearned income)
Commercial and industrial	$41,748	$42,870
Commercial real estate mortgage—owner-occupied (1)	5,446	5,405
Commercial real estate construction—owner-occupied (1)	252	300
Total commercial	47,446	48,575
Commercial investor real estate mortgage	5,608	5,394
Commercial investor real estate construction	1,704	1,869
Total investor real estate	7,312	7,263
Residential first mortgage	17,347	16,575
Home equity lines	3,875	4,539
Home equity loans	2,556	2,713
Indirect—vehicles	500	934
Indirect—other consumer	2,123	2,431
Consumer credit card	1,136	1,213
Other consumer	975	1,023
Total consumer	28,512	29,428
	$83,270	$85,266
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans decreased $1.1 billion since year-end 2020. The September 30, 2021 balance includes $1.5 billion of PPP loans, a decrease of $2.1 billion compared to year-end 2020, reflecting PPP forgiveness. While line utilization levels remain well below pre-pandemic levels, utilization levels slightly increased by the end of the third quarter compared to the inflection point reached in the second quarter. Excluding PPP lending balances, commercial loan balances increased since year-end 2020 driven by growth in healthcare, transportation, technology and defense, as well as equipment lending through Ascentium.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.

Table 3—Commercial Industry Exposure

	September 30, 2021
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,501	$1,227	$2,728
Agriculture	331	229	560
Educational services	2,954	923	3,877
Energy	1,455	2,463	3,918
Financial services	4,858	5,538	10,396
Government and public sector	2,744	527	3,271
Healthcare	3,876	2,291	6,167
Information	1,845	1,184	3,029
Manufacturing	4,643	4,326	8,969
Professional, scientific and technical services	2,226	1,366	3,592
Real estate (1)	6,817	8,175	14,992
Religious, leisure, personal and non-profit services	1,849	667	2,516
Restaurant, accommodation and lodging	1,702	418	2,120
Retail trade	2,377	2,143	4,520
Transportation and warehousing	2,889	1,503	4,392
Utilities	2,134	2,862	4,996
Wholesale goods	3,265	3,281	6,546
Other (2)	(20)	3,153	3,133
Total commercial	$47,446	$42,276	$89,722

	December 31, 2020 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,605	$1,017	$2,622
Agriculture	424	332	756
Educational services	3,055	852	3,907
Energy	1,676	2,337	4,013
Financial services	4,416	4,905	9,321
Government and public sector	2,907	621	3,528
Healthcare	4,141	2,468	6,609
Information	1,699	1,096	2,795
Manufacturing	4,555	4,216	8,771
Professional, scientific and technical services	2,467	1,594	4,061
Real estate (1)	7,285	7,456	14,741
Religious, leisure, personal and non-profit services	1,966	810	2,776
Restaurant, accommodation and lodging	2,196	341	2,537
Retail trade	2,578	2,178	4,756
Transportation and warehousing	2,731	1,415	4,146
Utilities	1,829	2,758	4,587
Wholesale goods	3,050	3,303	6,353
Other (2)	(5)	1,774	1,769
Total commercial	$48,575	$39,473	$88,048
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

Regions has identified certain industry sectors within the commercial and investor real estate portfolio segments that have the highest risk due to COVID-19. A bottom-up review was performed in all three quarters of 2021, which narrowed the high-risk industry sectors compared to year-end 2020. As of September 30, 2021, these high-risk industries include energy, consumer services and travel, retail, restaurants, and hotels. Identified COVID-19 high-risk balances have declined $2.7 billion from $5.2 billion at year-end 2020 to $2.5 billion as of September 30, 2021.
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
Table 4—COVID-19 High-Risk Industries

	September 30, 2021
	Balance Outstanding	% of Total Loans (1)	Utilization %	% Criticized (2)
	($ in millions)
Commercial
Energy - oil & gas extraction, oilfield services, coal	$930	1.1%	48%	22%
Consumer services & travel - amusement, arts and recreation, charter bus industry, taxi & limousine service	559	0.7%	76%	8%
Retail (non-essential) - clothing, miscellaneous store retailers	204	0.2%	45%	2%
Restaurants - full services	531	0.6%	69%	32%
Total commercial	2,224	2.7%	57%	19%
REITs and IRE
Hotels - full service, limited service, extended stay	298	0.4%	95%	95%
Total REITs and IRE	298	0.4%	95%	95%

Total COVID-19 high-risk industries	$2,522
_______
(1)Amounts have been calculated using whole dollar values.
(2)Regions defines classified loans as commercial and investor real estate loans risk-rated substandard accrual and non-accrual, and criticized loans as those risk-rated special mention, substandard accrual and non-accrual. Criticized loans are also referred to as "criticized and classified".

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $49 million in comparison to 2020 year-end balances.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $772 million in comparison to 2020 year-end balances. The increase in residential first mortgage loans was primarily driven by an increase in originations due to continued historically low market interest rates. Approximately $4.8 billion in new loan originations were retained on the balance sheet through the first nine months of 2021.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $664 million in comparison to 2020 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2021. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 5—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2021	$73	1.90%	$52	1.34%	$125
2022	69	1.77%	67	1.73%	136
2023	95	2.43%	73	1.89%	168
2024	136	3.52%	100	2.58%	236
2025	137	3.53%	150	3.88%	287
2026-2031	1,502	38.76%	1,158	29.89%	2,660
2031-2035	149	3.85%	109	2.80%	258
Thereafter	3	0.08%	2	0.05%	5
Total	$2,164	55.84%	$1,711	44.16%	$3,875
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $157 million in comparison to 2020 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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

Table 6—Estimated Current Loan to Value Ranges

	September 30, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$5	$1	$1	$3	$1
Above 80% - 100%	1,923	9	16	19	5
80% and below	15,142	2,123	1,632	2,342	174
Data not available	277	31	62	8	4
	$17,347	$2,164	$1,711	$2,372	$184

	December 31, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$20	$4	$2	$5	$4
Above 80% - 100%	2,510	32	82	22	12
80% and below	13,790	2,417	1,888	2,452	207
Data not available	255	32	82	7	4
	$16,575	$2,485	$2,054	$2,486	$227
Indirect—Vehicles
Indirect-vehicles lending, which was lending initiated through third-party business partners, largely consists of loans made through automotive dealerships. This portfolio decreased $434 million from year-end 2020 as Regions has discontinued its indirect auto lending business. The Company remains in the direct auto lending business.
Indirect—Other Consumer
Indirect-other consumer lending represents other lending initiatives through third parties, including point of sale lending. This portfolio decreased $308 million from year-end 2020 due to exiting a third party relationship during the fourth quarter of 2019.
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $77 million from year-end 2020.
Other Consumer
Other consumer loans primarily include direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $48 million from year-end 2020.
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
The allowance totaled $1.5 billion at September 30, 2021 compared to $2.3 billion at December 31, 2020, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 7 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 7— Allowance Changes

	Three Months Ended
	September 30, 2021	September 30, 2020
	(In millions)
Allowance for credit losses, beginning balance	$1,684	$2,425
Net charge-offs	(30)	(113)
Provision over (less than) net charge-offs:
Economic outlook and adjustments	(91)	(22)
Changes in portfolio credit quality	(66)	115
Changes in specific reserves	(21)	52
Other portfolio changes (1)	23	(32)
Total provision over (less than) net charge-offs	(185)	—
Allowance for credit losses, ending balance	$1,499	$2,425

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(In millions)
Allowance for credit losses, beginning balance (as adjusted for change in accounting guidance) (3)	$2,293	$1,415
Initial allowance on acquired PCD loans	—	60
Net charge-offs	(160)	(418)
Provision over (less than) net charge-offs:
Economic outlook and adjustments	(485)	488
Changes in portfolio credit quality	(147)	539
Changes in specific reserves	(74)	78
Other portfolio changes (1)	72	187
Initial provision impact of non-PCD acquired loans (2)	—	76
Total provision over (less than) net charge-offs	(794)	950
Allowance for credit losses, ending balance	$1,499	$2,425
_______
(1)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs and changes in the mix of total outstanding loans. This line item excludes the impact of PPP loans of $1.5 billion as of September 30, 2021, which are fully backed by the U.S. government and have an immaterial associated allowance.
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

Credit metrics are monitored throughout the quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. The third quarter of 2021 exhibited continued strong asset quality performance, reflecting broad-based improvements across most portfolios. Commercial and investor real estate criticized balances decreased approximately $168 million, classified balances decreased $107 million, and total net charge-offs decreased $17 million compared to the second quarter of 2021. Non-performing loans, excluding held for sale, and non-performing assets decreased approximately $136 million and $234 million, respectively, compared to the second quarter of 2021. Additionally, mortgage LTVs are holding up well and while the HPI remained strong in the third quarter of 2021, the pace of house price appreciation has begun to moderate and further moderation is expected through the forecast horizon.
Regions continued to perform a bottom-up review of loan portfolios during the third quarter of 2021, which resulted in no change to the sectors considered high-risk compared to the second quarter of 2021; however the balance of loans in COVID-19 high-risk industry segments declined approximately $200 million from June 30, 2021. Refer to the "Portfolio Characteristics" section for more information about the high-risk industries. As the credit risk within Regions' loan portfolio continues to be evaluated, both negative and positive factors of the economic landscape were considered in determining the allowance estimate.
As economic activity continued to accelerate due to the largely reopened economy, the third quarter of 2021 showed continued signs of economic improvement. Regions' September 2021 forecast was relatively consistent with the June 2021 forecast with continued increases in HPI and some caution around GDP growth. Regions' economic forecast utilized in the September 30, 2021 allowance estimate considered sustained reopening of the economy, further vaccine distribution and continued increases in consumer spending on goods and services. Refer to the Economic Environment in Regions' Banking Markets within the "Third Quarter Overview" section for more information. Furthermore, Regions benchmarks its internal forecast with external forecasts and external data available.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of September 30, 2021. The unemployment rate is the most significant macroeconomic factor among the CECL models. Unemployment rates in the third quarter and the forecasted periods remained normalized.
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		September 30, 2021
	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023	3Q2023
Real GDP, annualized % change	3.8%	5.6%	5.2%	4.1%	3.2%	2.6%	2.3%	2.2%	2.3%
Unemployment rate	5.2%	4.8%	4.6%	4.4%	4.2%	4.1%	4.0%	3.9%	3.8%
HPI, year-over-year % change	18.1%	16.0%	12.9%	8.1%	4.0%	3.4%	3.5%	3.6%	3.8%
S&P 500	4,450	4,557	4,600	4,630	4,657	4,693	4,726	4,764	4,805
The continued improvement in the economic outlook and positive credit performance during the quarter (described above) were significant drivers of the modeled decreases in the allowance.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The September 30, 2021 general imprecision allowance was reduced compared to the second quarter of 2021, but continues to reflect management's caution with respect to the modeled reductions in the allowance given the uncertainty surrounding the pace of economic recovery, including the potential for higher inflation, as the changing status of the pandemic unfolds.
Based on the overall analysis performed, management deemed an allowance of $1.5 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of September 30, 2021.

Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 9 "Allowance for Credit Losses." As noted above, economic trends such as interest rates, unemployment, volatility in commodity prices, inflation and collateral valuations as well as the length and depth of the COVID-19 pandemic and policy accommodations will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2021 and beyond.
Table 9—Allowance for Credit Losses

	Nine Months Ended September 30
	2021	2020
	(Dollars in millions)
Allowance for loan losses at January 1	$2,167	$869
Cumulative change in accounting guidance (1)	—	438
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	2,167	1,307

Loans charged-off:
Commercial and industrial	101	291
Commercial real estate mortgage—owner-occupied	3	8
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	19	—
Residential first mortgage	1	3
Home equity lines	5	9
Home equity loans	1	2
Indirect—vehicles	4	16
Indirect—other consumer	47	58
Consumer credit card	33	46
Other consumer	41	54
	256	487
Recoveries of loans previously charged-off:
Commercial and industrial	44	24
Commercial real estate mortgage—owner-occupied	3	4
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	3	1
Residential first mortgage	3	3
Home equity lines	11	8
Home equity loans	3	2
Indirect—vehicles	4	8
Indirect—other consumer	4	1
Consumer credit card	8	7
Other consumer	13	11
	96	69
Net charge-offs (recoveries):
Commercial and industrial	57	267
Commercial real estate mortgage—owner-occupied	—	4
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	16	(1)
Residential first mortgage	(2)	—
Home equity lines	(6)	1
Home equity loans	(2)	—
Indirect—vehicles	—	8
Indirect—other consumer	43	57
Consumer credit card	25	39
Other consumer	28	43
	160	418
Provision for (benefit from) loan losses	(579)	1,327
Initial allowance on acquired PCD loans	—	60
Allowance for loan losses at September 30	1,428	2,276
Reserve for unfunded credit commitments at January 1	126	45
Cumulative change in accounting guidance (1)	—	63
Provision for (benefit from) unfunded credit losses	(55)	41
Reserve for unfunded credit commitments at September 30	71	149
Allowance for credit losses at September 30	$1,499	$2,425
Loans, net of unearned income, outstanding at end of period	$83,270	$88,359
Average loans, net of unearned income, outstanding for the period	$84,214	$88,199

	Nine Months Ended September 30
	2021	2020
	(Dollars in millions)
Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.18%	0.78%
Commercial real estate mortgage—owner-occupied	—%	0.10%
Commercial real estate construction—owner-occupied	0.50%	—%
Total commercial	0.16%	0.71%
Commercial investor real estate mortgage	0.40%	(0.03)%
Commercial investor real estate construction	—%	—%
Total investor real estate	0.30%	(0.03)%
Residential first mortgage	(0.02)%	—%
Home equity—lines of credit	(0.20)%	0.02%
Home equity—closed-end	(0.09)%	—%
Indirect—vehicles	0.03%	0.73%
Indirect—other consumer	2.62%	2.49%
Consumer credit card	2.97%	4.10%
Other consumer	3.85%	5.03%
Total consumer	0.40%	0.66%
Total	0.25%	0.63%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.80%	2.74%
Allowance for credit losses at end of period to loans, excluding PPP, net (non-GAAP) (3)	1.83%	2.90%
Allowance for loan losses at end of period to loans, net of unearned income	1.71%	2.58%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	283%	316%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	269%	297%
_______
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.
(2)Amounts have been calculated using whole dollar values.
(3)See Table 19 for calculation.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	September 30, 2021			December 31, 2020
	Loan Balance	Allowance Allocation	Allowance to Loans % (1)	Loan Balance	Allowance Allocation	Allowance to Loans % (1)
	(Dollars in millions)
Commercial and industrial	$41,748	$647	1.5%	$42,870	$1,027	2.4%
Commercial real estate mortgage—owner-occupied	5,446	128	2.4	5,405	242	4.5
Commercial real estate construction—owner-occupied	252	9	3.6	300	24	8.0
Total commercial	47,446	784	1.7	48,575	1,293	2.7
Commercial investor real estate mortgage	5,608	86	1.5	5,394	167	3.1
Commercial investor real estate construction	1,704	11	0.6	1,869	30	1.6
Total investor real estate	7,312	97	1.3	7,263	197	2.7
Residential first mortgage	17,347	129	0.7	16,575	155	0.9
Home equity lines	3,875	92	2.4	4,539	122	2.7
Home equity loans	2,556	30	1.2	2,713	33	1.2
Indirect—vehicles	500	4	0.8	934	19	2.0
Indirect—other consumer	2,123	177	8.3	2,431	241	9.9
Consumer credit card	1,136	123	10.8	1,213	161	13.3
Other consumer	975	63	6.5	1,023	72	7.0
Total consumer	28,512	618	2.2	29,428	803	2.7
Total	$83,270	$1,499	1.8%	$85,266	$2,293	2.7%
Less: SBA PPP loans	1,536	2	0.2%	3,624	1	—
Total, excluding PPP loans (2)	$81,734	$1,497	1.8%	$81,642	$2,292	2.8%
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

Table 11—Troubled Debt Restructurings

	September 30, 2021		December 31, 2020
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$86	$5	$77	$6
Investor real estate	28	—	44	1
Residential first mortgage	223	31	188	23
Home equity lines	29	4	35	5
Home equity loans	61	9	78	8
Consumer credit card	—	—	1	—
Other consumer	4	—	4	—
	431	49	427	43
Non-accrual status or 90 days past due and still accruing:
Commercial	74	10	124	18
Residential first mortgage	32	5	42	6
Home equity lines	3	—	2	—
Home equity loans	6	1	7	1
	115	16	175	25
Total TDRs - Loans	$546	$65	$602	$68

TDRs - Held For Sale	2	—	1	—
Total TDRs	$548	$65	$603	$68
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
Table 12—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$201	$44	$245	$33
Additions	53	71	232	35
Charge-offs	(9)	—	(52)	—
Other activity, inclusive of payments and removals (1)	(85)	(87)	(173)	(23)
Balance, end of period	$160	$28	$252	$45
________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $15 million of commercial loans and $41 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, $18 million of commercial loans and $12 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.
NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:

Table 13—Non-Performing Assets

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$359	$418
Commercial real estate mortgage—owner-occupied	68	97
Commercial real estate construction—owner-occupied	11	9
Total commercial	438	524
Commercial investor real estate mortgage	4	114
Total investor real estate	4	114
Residential first mortgage	37	53
Home equity lines	44	46
Home equity loans	7	8
Total consumer	88	107
Total non-performing loans, excluding loans held for sale	530	745
Non-performing loans held for sale	3	6
Total non-performing loans(1)	533	751
Foreclosed properties	13	25
Total non-performing assets(1)	$546	$776
Accruing loans 90 days past due:
Commercial and industrial	$3	$7
Commercial real estate mortgage—owner-occupied	2	1
Total commercial	5	8
Residential first mortgage(2)	68	99
Home equity lines	20	19
Home equity loans	13	13
Indirect—vehicles	2	4
Indirect—other consumer	3	5
Consumer credit card	11	14
Other consumer	2	2
Total consumer	119	156
	$124	$164
Non-performing loans(1) to loans and non-performing loans held for sale	0.64%	0.88%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.66%	0.91%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $44 million at September 30, 2021 and $57 million at December 31, 2020.
Non-performing loans at September 30, 2021 have decreased compared to year-end levels, driven by improvement in retail, energy and administrative, support and waste repair.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 14— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$524	$114	$107	$745
Additions	379	4	3	386
Net payments/other activity	(242)	(1)	(22)	(265)
Return to accrual	(116)	—	—	(116)
Charge-offs on non-accrual loans(2)	(92)	(19)	—	(111)
Transfers to held for sale(3)	(13)	(94)	—	(107)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of period	$438	$4	$88	$530

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$431	$2	$74	$507
Additions	661	121	21	803
Net payments/other activity	(165)	(5)	(2)	(172)
Return to accrual	(67)	—	—	(67)
Charge-offs on non-accrual loans(2)	(272)	—	—	(272)
Transfers to held for sale(3)	(14)	—	—	(14)
Transfers to real estate owned	(4)	—	—	(4)
Sales	(14)	—	—	(14)
Balance at end of period	$556	$118	$93	$767
________
(1)All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.
(2)Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)Transfers to held for sale are shown net of charge-offs of $7 million and $6 million recorded upon transfer for the nine months ended September 30, 2021 and 2020, respectively.
GOODWILL
Goodwill totaled $5.2 billion at both September 30, 2021 and December 31, 2020 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).
The result of the assessment performed for the third quarter of 2021 did not indicate that the estimated fair values of the Company’s reporting units (Corporate Bank, Consumer Bank and Wealth Management) had declined below their respective carrying values. Therefore, Regions determined that a test of goodwill impairment was not required for any of Regions’ reporting units for the September 30, 2021 interim period.

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
The following table summarizes deposits by category:
Table 15—Deposits

	September 30, 2021	December 31, 2020
	(In millions)
Non-interest-bearing demand	$57,145	$51,289
Interest-bearing checking	25,217	24,484
Savings	14,573	11,635
Money market—domestic	30,736	29,719
Time deposits	4,368	5,341
Customer deposits	132,039	122,468
Corporate treasury time deposits	—	11
	$132,039	$122,479
Total deposits at September 30, 2021 increased approximately $9.6 billion compared to year-end 2020 levels, driven by increases in all categories other than customer time deposits. Increases across those categories were primarily driven by pandemic-related deposit inflows resulting in increased consumer customer deposit balances and new account growth. To a lesser degree, growth in non-interest bearing demand is due to an increase in deposits from business customers who continue to retain excess liquidity. Customer time deposits decreased due to maturities, and continued lower interest rates resulted in a decrease in the utilization of time deposit accounts.
LONG-TERM BORROWINGS
Table 16—Long-Term Borrowings

	September 30, 2021	December 31, 2020
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$—	$360
3.80% senior notes due August 2023	—	997
2.25% senior notes due May 2025	745	744
1.80% senior notes due August 2028	645	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	155	155
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(21)	64
	1,922	2,718
Regions Bank:
2.75% senior notes due April 2021	—	190
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	—	66
6.45% subordinated notes due June 2037	496	496
Ascentium note securitizations	30	97
Other long-term debt	3	2
	529	851
Total consolidated	$2,451	$3,569

Long-term borrowings decreased by approximately $1.1 billion since year-end 2020 due primarily to redemptions of parent and bank debt. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB, which is currently not being utilized.
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
On August 12, 2021, Regions issued $650 million of 1.80% senior notes due August 2028 which were effectively converted to floating rate notes at 1 month LIBOR through the simultaneous execution of an interest rate swap. Also on August 12, 2021, Regions sent notices of redemption, which resulted in the redemption on August 23, 2021, of its 3.80% senior notes due August 2023 pursuant to their terms, at an aggregate redemption price equal to 100% of the principal amount of the notes being redeemed and any accrued and unpaid interest to, but excluding, the redemption date. In conjunction with the redemption, Regions incurred related early extinguishment pre-tax charges totaling $20 million.
At September 30, 2021, one Ascentium note securitization class remained outstanding with an interest rate of 2.12% maturing in October 2025. At December 31, 2020, the Ascentium note securitizations had various classes and had a weighted-average interest rate of 2.12% with remaining maturities ranging from 3 years to 5 years and a weighted-average of 4.3 years.
SHAREHOLDERS’ AND TOTAL EQUITY
Shareholders’ equity was $18.6 billion at September 30, 2021 as compared to $18.1 billion at December 31, 2020. During the first nine months of 2021, net income increased shareholders' equity by $2.1 billion, cash dividends on common stock reduced shareholders' equity by $460 million, and cash dividends on preferred stock reduced shareholders' equity by $84 million. Changes in AOCI decreased shareholders' equity by $783 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the nine months ended September 30, 2021. The derivative instruments are hedges designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists. During the second quarter of 2021, the Company issued Series E preferred stock, which increased shareholders' equity by $390 million. During the second quarter of 2021, the Company also redeemed all of the outstanding shares of it's Series A preferred stock, which decreased shareholders' equity by $500 million. Common stock repurchased during the first nine months of 2021 reduced shareholders' equity $167 million. These shares were immediately retired and therefore are not included in treasury stock.
Total equity includes noncontrolling interest of $18 million, representing the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at September 30, 2021.
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
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL on regulatory capital requirements.  The rule allows an add-back to regulatory capital for the impacts of CECL for a two-year period.  At the end of the two years, the impact is then phased-in over the following three years.  The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At September 30, 2021, the impact of the add-back on CET1 was approximately $390 million, or approximately 36 basis points.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 17—Basel III Regulatory Capital Requirements

	September 31, 2021 Ratio (1)	December 31, 2020 Ratio	Minimum Requirement	To Be Well Capitalized
Common equity Tier 1 capital:
Regions Financial Corporation	10.76%	9.84%	4.50%	N/A
Regions Bank	12.35	12.17	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	12.30%	11.39%	6.00%	6.00%
Regions Bank	12.35	12.17	6.00	8.00
Total capital:
Regions Financial Corporation	14.09%	13.56%	8.00%	10.00%
Regions Bank	13.72	13.89	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.81%	8.71%	4.00%	N/A
Regions Bank	8.85	9.30	4.00	5.00%
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
During the third quarter of 2020, and in connection with the results of its supervisory stress test released in June 2020, the Federal Reserve finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The 3.0 percent requirement represented the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends. In the second quarter of 2021, Regions received the results of the Company's voluntary participation in 2021 CCAR. The FRB communicated that the Company exceeded all minimum capital levels under the supervisory stress test and the Company's stress capital buffer for the fourth quarter of 2021 through the third quarter of 2022 is floored at 2.5 percent.
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
Table 18—Credit Ratings

As of September 30, 2021
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2	BBB+	AL
Subordinated debt	BBB	Baa2	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2	A-	A
Senior unsecured debt	A-	Baa2	BBB+	A
Subordinated debt	BBB+	Baa2	BBB	AL
Outlook	Stable	Stable	Positive	Stable
_________
N/A - Not applicable.

On July 13, 2021, Fitch upgraded Regions' outlook from Stable to Positive citing improved credit quality and returns relative to peers.
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

Table 19—GAAP to Non-GAAP Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Dollars in millions)
ADJUSTED AVERAGE BALANCES OF LOANS
Average total loans (GAAP)	$83,350	$89,370	$84,214	$88,199
Add: Commercial loans held for sale reclassified to the portfolio(1)	—	—	122	—
Less: SBA PPP loans	2,138	4,558	3,273	2,597
Less: Indirect—other consumer exit portfolio	806	1,318	916	1,502
Less: Indirect—vehicles	557	1,223	698	1,447
Adjusted average total loans (non-GAAP)	$79,849	$82,271	$79,449	$82,653
(1)On December 31, 2020, Regions reclassified a certain portfolio of approximately $239 million of commercial and industrial loans to loans held for sale. On June 1, 2021, Regions made the decision not to sell the respective loans, therefore the remaining balance of approximately $193 million was reclassified back into the held for investment portfolio.

	September 30, 2021	December 31, 2020
	(Dollars in millions)
ADJUSTED ENDING BALANCES OF LOANS
Ending total loans (GAAP)	$83,270	$85,266
Add: Commercial loans held for sale reclassified to the portfolio(1)	—	239
Less: SBA PPP loans	1,536	3,624
Less: Indirect—other consumer exit portfolio	760	1,101
Less: Indirect—vehicles	500	934
Adjusted ending total loans (non-GAAP)	$80,474	$79,846
(1)On December 31, 2020, Regions reclassified a certain portfolio of approximately $239 million of commercial and industrial loans to loans held for sale. As of June 1, 2021, the remaining loan balance of approximately $193 million had been reclassified back into the held for investment portfolio.

	September 30, 2021	December 31, 2020	September 30, 2020
	(Dollars in millions)
ACL/LOANS, EXCLUDING PPP, NET
Ending total loans (GAAP)	$83,270	$85,266	$88,359
Less: SBA PPP loans	1,536	3,624	4,594
Ending total loans excluding PPP, net (non-GAAP)	$81,734	$81,642	$83,765
ACL at period end	$1,499	$2,293	$2,425
Less: SBA PPP loans' ACL	2	1	—
ACL excluding PPP loans' ACL (non-GAAP)	$1,497	$2,292	2,425
ACL/Loans, excluding PPP, net (non-GAAP)	1.83%	2.81%	2.90%

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
ADJUSTED NET INTEREST MARGIN
Net interest margin (GAAP)	2.76%	3.13%	2.86%	3.24%
Impact of SBA PPP loans (1)	(0.05)%	0.01%	(0.04)%	0.02%
Impact of excess cash (2)	0.59%	0.27%	0.52%	0.15%
Adjusted net interest margin (non-GAAP)	3.30%	3.41%	3.34%	3.41%
________
(1)The impact of SBA PPP loans was determined using average PPP loan balances of $2.1 billion and $3.3 billion for the three and nine months ended September 30, 2021, respectively, and $4.6 billion and $2.6 billion for the three and nine months ended September 30, 2020, respectively. Related SBA PPP net interest income totaled $31 million and $113 million for the three and nine months ended September 30, 2021, respectively, and $31 million and $49 million for the three and nine months ended September 30, 2020, respectively.
(2)The impact of excess cash was determined using the average cash balance in excess of $750 million, which approximates the average cash balance for the four quarters preceding the outbreak of the COVID 19 pandemic, and related net interest income. Excess cash totaled $24.4 billion and $20.9 billion for the three and nine months ended September 30, 2021, respectively, and $9.6 billion and $5.0 billion for the three and nine months ended September 30, 2020, respectively. The related net interest income totaled $3 million and $8 million for the three and nine months ended September 30, 2021, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2020, respectively.

		Three Months Ended September 30		Nine Months Ended September 30
		2021	2020	2021	2020
		(Dollars in millions)
INCOME
Net income (loss) (GAAP)		$651	$530	$2,083	$478
Preferred dividends and other (GAAP) (1)		(27)	(29)	(97)	(75)
Net income (loss) available to common shareholders (GAAP)	A	$624	$501	$1,986	$403
ADJUSTED EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense (GAAP)	B	$938	$896	$2,764	$2,656
Significant items:
Contribution to Regions' Financial Corporation foundation		—	—	(3)	—
Branch consolidation, property and equipment charges		—	(3)	(5)	(24)
Salary and employee benefits—severance charges		—	(2)	(5)	(5)
Loss on early extinguishment of debt		(20)	(2)	(20)	(8)
Professional, legal and regulatory expenses		—	—	—	(7)
Acquisition expenses		—	—	—	(1)
Adjusted non-interest expense (non-GAAP)	C	$918	$889	$2,731	$2,611
Net interest income (GAAP)	D	$965	$988	$2,895	$2,888
Taxable-equivalent adjustment		11	12	34	37
Net interest income, taxable-equivalent basis	E	976	1,000	2,929	2,925
Non-interest income (GAAP)	F	649	655	1,909	1,713
Significant items:
Securities (gains) losses, net		(1)	(3)	(3)	(4)
Gains on equity investment		—	(44)	(3)	(44)
Leveraged lease termination gains		(2)	—	(2)	(2)
Bank owned life insurance (2)		—	—	(18)	—
Adjusted non-interest income (non-GAAP)	G	$646	$608	$1,883	$1,663
Total revenue	D+F=H	$1,614	$1,643	$4,804	$4,601
Adjusted total revenue	D+G=I	$1,611	$1,596	$4,778	$4,551
Total revenue, taxable-equivalent basis	E+F=J	$1,625	$1,655	$4,838	$4,638
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	E+G=K	$1,622	$1,608	$4,812	$4,588
Efficiency ratio (GAAP)(3)	B/J	57.71%	54.13%	57.14%	57.27%
Adjusted efficiency ratio (non-GAAP)(3)	C/K	56.58%	55.28%	56.77%	56.93%
Fee income ratio (GAAP)(3)	F/J	39.95%	39.57%	39.47%	36.94%
Adjusted fee income ratio (non-GAAP)(3)	G/K	39.83%	37.81%	39.14%	36.26%
RETURN ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY
Average shareholders’ equity (GAAP)		$18,453	$17,759	$18,165	$17,203
Less: Average intangible assets (GAAP)		5,285	5,322	5,295	5,214
Average deferred tax liability related to intangibles (GAAP)		(96)	(103)	(99)	(96)
Average preferred stock (GAAP)		1,659	1,656	1,658	1,459
Average tangible common shareholders’ equity (non-GAAP)	L	$11,605	$10,884	$11,311	10,626
Return on average tangible common shareholders’ equity (non-GAAP)(4)	A/L	21.34%	18.32%	23.48%	5.07%

		September 30, 2021	December 31, 2020
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending shareholders’ equity (GAAP)		$18,605	$18,111
Less: Ending intangible assets (GAAP)		5,282	5,312
Ending deferred tax liability related to intangibles (GAAP)		(97)	(106)
Ending preferred stock (GAAP)		1,659	1,656
Ending tangible common shareholders’ equity (non-GAAP)	M	$11,761	$11,249
Ending total assets (GAAP)		$156,153	$147,389
Less: Ending intangible assets (GAAP)		5,282	5,312
Ending deferred tax liability related to intangibles (GAAP)		(97)	(106)
Ending tangible assets (non-GAAP)	N	$150,968	$142,183
End of period shares outstanding	O	955	960
Tangible common shareholders’ equity to tangible assets (non-GAAP)(3)	M/N	7.79%	7.91%
Tangible common book value per share (non-GAAP)(3)	M/O	$12.32	$11.71

________
NM - Not Meaningful
(1)Preferred stock dividends and other for the nine months ended September 30, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares in the second quarter of 2021.
(2)The second quarter 2021 amount relates to an individual BOLI claim benefit, which is a tax-free gain.
(3)Amounts have been calculated using whole dollar values.
(4)Income statement amounts have been annualized in calculation.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 20—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$2	$—	0.18%	$—	$—	—%
Debt securities (2)	29,308	135	1.85	24,950	140	2.24
Loans held for sale	1,044	7	2.64	1,147	8	2.89
Loans, net of unearned income (3)(4)	83,350	858	4.07	89,370	915	4.06
Interest bearing deposits in other banks	25,144	9	0.15	10,372	2	0.10
Other earning assets(5)	1,303	8	2.06	1,323	6	1.79
Total earning assets	140,151	1,017	2.88	127,162	1,071	3.35
Unrealized gains/(losses) on securities available for sale, net (2)	674			1,143
Allowance for loan losses	(1,581)			(2,308)
Cash and due from banks	1,937			2,174
Other non-earning assets	14,449			14,674
	$155,630			$142,845
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$14,328	4	0.13	$10,935	4	0.14
Interest-bearing checking	25,277	2	0.03	22,098	4	0.07
Money market	30,765	2	0.02	29,146	8	0.12
Time deposits	4,527	7	0.55	6,150	16	1.08
Other deposits	1	—	1.50	13	—	1.87
Total interest-bearing deposits (6)	74,898	15	0.08	68,342	32	0.19
Long-term borrowings	2,774	26	3.65	5,829	39	2.63
Total interest-bearing liabilities	77,672	41	0.20	74,171	71	0.38
Non-interest-bearing deposits (6)	56,999	—	—	48,314	—	—
Total funding sources	134,671	41	0.12	122,485	71	0.23
Net interest spread (2)			2.67			2.97
Other liabilities	2,506			2,576
Shareholders’ equity	18,453			17,759
Noncontrolling interest	—			25
	$155,630			$142,845
Net interest income /margin on a taxable-equivalent basis (7)		$976	2.76%		$1,000	3.13%
________
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income includes net loan fees of $34 million and $21 million for the three months ended September 30, 2021 and 2020, respectively.
(5)Due to the impact of interest bearing deposits in other banks on the balance sheet in 2021, other earning assets and interest bearing deposits in other banks for prior periods have been revised to reflect the 2021 presentation.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.04% and 0.11% for the three months ended September 30, 2021 and 2020, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both September 30, 2021 and 2020 adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2021			2020
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$4	$—	0.14%	$—	$—	—%
Debt securities (2)	28,381	399	1.88	24,184	446	2.46
Loans held for sale	1,341	31	3.07	824	19	3.12
Loans, net of unearned income (3)(4)	84,214	2,584	4.08	88,199	2,741	4.13
Interest bearing deposits in other banks	21,695	20	0.13	5,778	6	0.15
Other earning assets (5)	1,293	25	2.51	1,417	26	2.43
Total earning assets	136,928	3,059	2.97	120,402	3,238	3.58
Unrealized gains (losses) on securities available for sale, net (2)	722			896
Allowance for loan losses	(1,870)			(1,829)
Cash and due from banks	1,987			2,053
Other non-earning assets	14,553			14,316
	$152,320			$135,838
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$13,535	14	0.14	$9,973	11	0.15
Interest-bearing checking	24,835	6	0.03	21,046	32	0.20
Money market	30,322	7	0.03	27,395	46	0.22
Time deposits	4,830	24	0.65	6,712	63	1.27
Other deposits	3	—	1.20	333	4	1.58
Total interest-bearing deposits (5)	73,525	51	0.09	65,459	156	0.32
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	50	1	1.39
Other short-term borrowings	—	—	—	1,064	9	1.13
Long-term borrowings	2,954	79	3.55	7,261	147	2.68
Total interest-bearing liabilities	76,479	130	0.23	73,834	313	0.57
Non-interest-bearing deposits (5)	55,163	—	—	42,323	—	—
Total funding sources	131,642	130	0.13	116,157	313	0.36
Net interest spread (2)			2.75			3.01
Other liabilities	2,513			2,470
Shareholders’ equity	18,165			17,203
Noncontrolling interest	—			8
	$152,320			$135,838
Net interest income and other financing income/margin on a taxable-equivalent basis (7)		$2,929	2.86%		$2,925	3.24%
________
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income includes net loan fees of $108 million and $26 million for the nine months ended September 30, 2021 and 2020, respectively.
(5)Due to the impact of interest bearing deposits in other banks on the balance sheet in 2021, other earning assets and interest bearing deposits in other banks for prior periods have been revised to reflect the 2021 presentation.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.05% and 0.19% for the nine months ended September 30, 2021 and 2020, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both September 30, 2021 and 2020 adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income decreased for the third quarter 2021 compared to the same period in 2020 and slightly increased for the first nine months of 2021 compared to the same period in 2020. The net interest income decline in the third quarter was due to lower long-term rates, but was partially offset by lower deposit and borrowing costs, active cash management strategies, and an outsized credit interest recovery during the quarter. Interest income on loans for the first three and nine months of 2021 and 2020 was aided by the Company's hedging strategy, with benefits expanding as more notional became active throughout 2020. The hedges had a positive impact of approximately $314 million for the first nine months of 2021 compared to $163 million in the same period of 2020.

Net interest margin declined for both the third quarter and first nine months of 2021, compared to the same periods in 2020, primarily driven by continued elevated liquidity as indicated by higher cash balances. Regions continues to prudently manage its excess liquidity balances through extinguishments of long-term borrowings and securities purchases. Net interest margin for the third quarter and first nine months of 2021 compared to the same periods of 2020 was negatively impacted by the repricing of fixed-rate loan portfolios and the securities portfolio at lower market interest rates. Excluding the impact of PPP lending and excess cash, which Regions considers to be balances in excess of $750 million, adjusted net interest margin (non-GAAP) for the third quarter 2021 and the nine months ended September 30, 2021 compared to the same periods in 2020 declined modestly to 3.30% and 3.34%, respectively. See Table 19 "GAAP to Non-GAAP Reconciliations" for a reconciliation of adjusted net interest margin.
Exclusive of the impact from PPP loans, excess cash, an outsized credit recovery experienced in the third quarter, and the fourth quarter EnerBank and Sabal acquisitions, net interest income is expected to be stable in the fourth quarter; aided by hedging, balance sheet management strategies, and deposit rates.
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
Exposure to Interest Rate Movements—As of September 30, 2021, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending September 2022.
The third quarter of 2021 continued the trend of growth in low-cost deposits and cash balances held with the Federal Reserve. Retention of these balance sheet liquidity inflows is uncertain and much of the recent deposit growth may be more rate sensitive under a rising rate scenario. Therefore, additional sensitivity analysis focused on pandemic-related "surge" deposit pricing behavior and retention is outlined in Table 21.
The estimated exposure associated with the rising and falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. Currently, net interest income sensitivity to short-term rates is approximately neutral when excluding pandemic-related deposit increases; however, it will increase in 2023 and beyond as receive fixed interest rate swap hedges begin to mature. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1-month LIBOR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will completely offset the change in asset yields until those hedges mature. Importantly, the potential to retain "surge" deposits with lower than expected repricing behavior represents an opportunity for further net interest income growth in the increasing rate scenario as well.
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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. However, the behavior of pandemic-related "surge" deposits under a rising rate scenario is uncertain. Therefore, Table 21 includes two balance sheet scenarios to help inform a potential range of outcomes. The first is an opportunity scenario, and assumes that these deposits behave more like stable, legacy balances, which is consistent with historical disclosures. The second is a reduction scenario assuming that these depositors will be more sensitive to rate, requiring a higher interest rate in order to hold their balances with the bank. For this scenario, "surge" deposits are assumed to encompass all balance growth on legacy accounts evidenced from February 2020 to September 2021, or approximately $27 billion. These deposits, including non-interest bearing products, are attributed with a 75% repricing beta in rising rate scenarios. Importantly, the impact to net interest income under a changing rate environment is the same whether the "surge" deposit balances are held at a higher beta or the balances attrite and the funding is replaced with wholesale sources. Given the evolving nature of the environment, estimates have been conservatively derived. Should the balances remain with the Company longer or demonstrate less sensitivity to interest rates, there is potential for upside (e.g. the opportunity scenario). The disclosure in Table 21 does not prescribe a view as to the longevity of surge deposits on the balance sheet.
The behavior of deposit pricing in response to changes in interest rate levels is largely informed by analyses of prior rate cycles. In the base case scenario and falling rate scenarios in Table 21, interest-bearing deposit rates remain in the single digits. The deposit beta model is dynamic across both interest rate level and time. Currently, the Scenario One gradual +100 basis point shock outlined in the table below includes an approximate 20% to 25% interest-bearing deposit beta for legacy deposits. Again, the "surge" deposit interest-bearing deposit beta is bookended in each scenario, assuming legacy betas and a 75% beta, respectively. Deposit pricing outperformance or underperformance of 5% in that scenario would increase or decrease net interest income by approximately $30 million, respectively.
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
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 22 and its accompanying description. Importantly, outstanding receive-fixed cash flow hedges begin to mature in December 2022. While those maturities are outside of the 12-month horizon of the analysis outlined in Table 21, the hedge maturity profile will begin to add asset sensitivity at a time when markets currently expect the FOMC to begin to increase short-term interest rates. The EnerBank acquisition, which closed October 1, 2021, is excluded from the analysis outlined in Table 21. EnerBank is initially estimated to have little impact on Regions’ interest rate risk position. Over time, as its fixed-rate, brokered time deposit funding matures and fixed-rate loan balances grow, EnerBank is expected to assist Regions in being modestly less asset sensitive. The combined impacts from hedge maturities and the EnerBank acquisition will add rising rate exposure (i.e. increase sensitivity) to the interest rate shocks in Table 21 in 2023 and beyond.

Table 21—Interest Rate Sensitivity

	Scenario One: Estimated Annual Change in Net Interest Income September 30, 2021(1)(2)(3)	Scenario Two: Estimated Annual Change in Net Interest Income September 30, 2021 (1)(2)(4)
	(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$474	$215
+ 100 basis points	258	128
- 100 basis points (floored)(5)	(77)	(77)

Instantaneous Change in Interest Rates
+ 200 basis points	$606	$287
+ 100 basis points	346	186
- 100 basis points (floored)(5)	(100)	(100)
_________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing. While not included in the table, hedge maturities partially offset by EnerBank impacts are expected to add rising rate exposure by 2023.
(2)All cash flow hedges are fully reflected within the measurement horizon (See Table 23 for additional information regarding hedge maturity dates).
(3)Scenario assumes all deposits (including "surge" deposits) perform consistently with historical experiences.
(4)Scenario accounts for uncertainty in "surge" deposit balances. Assumes a 75% beta on "surge" balances, calculated as legacy deposit growth experienced since February 2020 ($27 billion as of September 2021).
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

The following table presents additional information about the hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 22—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2021
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)	Strike Price(1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive fixed/pay variable swaps	$1,400	5.0	0.6%	0.1%	—%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps	17,000	1.9	0.8	0.1	—
Interest rate floors	3,500	2.8	—	—	2.2
Total derivatives designated as hedging instruments	$21,900	2.3	0.7%	0.1%	2.2%
_________
(1)Variable rate indexes on swap and floor contracts reference a combination of short-term LIBOR benchmarks, primarily 1-month LIBOR.

As of September 30, 2021, all of the cash flow hedging relationships designated in Table 22 above were active. Total cash flow hedges have a current weighted average maturity of approximately 2.3 years. During the third quarter, Regions shortened a portion of its future hedge exposure to balance its future interest rate risk needs with the evolving macro-economic environment and its changing balance sheet. Swap notionals of $5 billion with a weighted-average life of 4.4 years were re-structured to mature in December 2022. Year-to-date, total notional of $11.3 billion has been replaced with shorter maturity swaps. In addition, longer maturity receive fixed swap termination trades of $1.3 billion in the second quarter of 2021 were intended to offset some of the sensitivity impact from adding $2.0 billion fixed-rate securities during the second quarter.
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
Table 23—Schedule of Notional for Cash Flow Hedging Derivatives

	Notional Amount
	Years Ended
	2021(1)	2022(1)	2023	2024	2025
	(In millions)
Receive fixed/pay variable swaps	$17,000	$8,000	$5,450	$4,450	$—
Interest rate floors	3,500	3,500	3,500	1,000	250
Cash flow hedges	$20,500	$11,500	$8,950	$5,450	$250
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
•The discontinuation of LIBOR-based commercial lending after mid-September. The Company has already made preparations to provide multiple alternative rates based on market competition and demand. Regions has participated in, evaluated, or made preparations to lend with a number of other indexes, including SOFR, BSBY, and AMERIBOR.
Regions continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. Regions has also implemented processes to educate all client-facing associates and coordinate communications with customers regarding the transition.
As of September 30, 2021, Regions had approximately $33.7 billion of total outstanding commercial and investor real estate loans and approximately $1 billion of total consumer loans that reference LIBOR. Regions also has securities within its investment portfolio of $368 million that reference LIBOR. Furthermore, Regions' Series B and C preferred stock reference LIBOR when their dividend rate begins to float after 2023 and had total carrying values of $433 million and $490 million, respectively, as of September 30, 2021.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2021, Regions had approximately $25.8 billion in cash on deposit with the FRB, an increase from approximately $16.4 billion at December 31, 2020, which has continued to be impacted by deposits associated with government programs offered in relation to COVID-19. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of September 30, 2021, based on assets pledged as collateral on that date, was $12.8 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2021, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $16.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledges certain securities and loans as collateral, which comprise its FHLB borrowing capacity. Additionally, investment in FHLB stock is required based on membership and in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.5 billion at September 30, 2021. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
Even when Regions successfully prevents cyber attacks to its own network, the Company may still incur losses that result from customers' account information being obtained through breaches of retailers' networks that enable customer transactions. The related fraud losses, as well as the costs of re-issuing new cards, may impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain business infrastructure components, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance on them may also increase exposure to information security risk.
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
PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The benefit from credit losses totaled $155 million in the third quarter of 2021 compared to the provision for credit losses of $113 million during the third quarter of 2020. The benefit from credit losses totaled $634 million for the first nine months of 2021 compared to the provision for credit losses of $1.4 billion for the first nine months of 2020. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 24—Non-Interest Income

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2021 vs. 9/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$162	$152	$10	6.6%
Card and ATM fees	129	115	14	12.2%
Mortgage income	50	108	(58)	(53.7)%
Capital markets income	87	61	26	42.6%
Investment management and trust fee income	69	62	7	11.3%
Bank-owned life insurance	18	17	1	5.9%
Investment services fee income	26	23	3	13.0%
Commercial credit fee income	23	20	3	15.0%
Gain on equity investment(1)	—	44	(44)	(100.0)%
Securities gains (losses), net	1	3	(2)	(66.7)%
Market value adjustments on employee benefit assets - other	5	14	(9)	(64.3)%
Other miscellaneous income	79	36	43	119.4%
	$649	$655	$(6)	(0.9)%

	Nine Months Ended September 30		Year-to-Date 9/30/2021 vs. 9/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$482	$461	$21	4.6%
Card and ATM fees	372	321	51	15.9%
Mortgage income	193	258	(65)	(25.2)%
Capital markets income	248	165	83	50.3%
Investment management and trust fee income	204	186	18	9.7%
Bank-owned life insurance	68	52	16	30.8%
Investment services fee income	78	62	16	25.8%
Commercial credit fee income	68	55	13	23.6%
Gain on equity investment(1)	3	44	(41)	(93.2)%
Securities gains (losses), net	3	4	(1)	(25.0)%
Market value adjustments on employee benefit assets - other	20	5	15	300.0%
Other miscellaneous income	170	100	70	70.0%
	$1,909	$1,713	$196	11.4%
________
NM - Not Meaningful
(1) The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter 2021.

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The increases during the third quarter and the first nine months of 2021 compared to the same periods of 2020 were the result of elevated consumer spending in 2021 as the pace of economic activity continued to accelerate. While service charge revenue improved, changes to customer spending behaviors as a result of the pandemic, combined with enhancements to overdraft practices and transaction posting procedures, are expected to keep service charges approximately ten to fifteen percent below pre-pandemic levels. See the "Third Quarter Overview" section for further detail.
Card and ATM fees—Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. Card and ATM fees increased in both the third quarter and the first nine months of 2021 compared to the same periods of 2020, driven by increased debit card spending and transaction volume.

Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the third quarter of 2021 compared to the same period in 2020 was due primarily to lower mortgage refinance production. The decrease in mortgage income for the nine months ended September 30, 2021 was due to lower mortgage refinance production in the second and third quarters compared to the elevated production volume experienced in the same periods in 2020, as well as losses on mortgage servicing rights and related economic hedges.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in the third quarter of 2021 and the first nine months of 2021 compared to the same periods in 2020 primarily due to increases in merger and acquisition advisory fees and loan syndication revenue. Additionally, capital markets income for the nine months ended 2021 compared to the same period in 2020 benefited from increases in securities and underwriting placement fees and fees generated from the placement of permanent financing for real estate.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. Investment management and trust fee income increased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to favorable market conditions and an increase in sales.
Bank-owned life insurance—Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance increased during the the first nine months of 2021 compared to the same period of 2020 due primarily to an $18 million individual BOLI claim benefit recognized in the second quarter of 2021.
Investment services fee income—Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during the third quarter and the first nine months of 2021 compared to the same periods of 2020 due primarily to stronger financial advisor production and favorable market conditions.
Commercial credit fee income—Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. Commercial credit fee income increased during the first nine months of 2021 compared to the same period of 2020 primarily driven by an increase in unused commercial line fees. While line utilization reached an inflection point in the second quarter of 2021, overall credit line utilization remains lower than the same period of 2020.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item shown separately above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the third quarter and the first nine months of 2021 compared to the same periods of 2020 primarily due to increases in commercial loan and leasing related fee income generated from the 2020 acquisition of Ascentium, SBIC income and increases in the values of certain other equity investments.

NON-INTEREST EXPENSE
Table 25—Non-Interest Expense

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2021 vs. 9/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$552	$525	$27	5.1%
Equipment and software expense	90	89	1	1.1%
Net occupancy expense	75	80	(5)	(6.3)%
Outside services	38	44	(6)	(13.6)%
Marketing	23	22	1	4.5%
Professional, legal and regulatory expenses	21	22	(1)	(4.5)%
Credit/checkcard expenses	16	12	4	33.3%
FDIC insurance assessments	11	10	1	10.0%
Branch consolidation, property and equipment charges	—	3	(3)	(100.0)%
Visa class B shares expense	4	5	(1)	(20.0)%
Loss on early extinguishment of debt	20	2	18	NM
Other miscellaneous expenses	88	82	6	7.3%
	$938	$896	$42	4.7%

	Nine Months Ended September 30		Year-to-Date 9/30/2021 vs. 9/30/2020
	2021	2020	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,630	$1,519	$111	7.3%
Equipment and software expense	269	258	11	4.3%
Net occupancy expense	227	235	(8)	(3.4)%
Outside services	115	133	(18)	(13.5)%
Marketing	74	68	6	8.8%
Professional, legal and regulatory expenses	65	68	(3)	(4.4)%
Credit/checkcard expenses	47	37	10	27.0%
FDIC insurance assessments	32	36	(4)	(11.1)%
Branch consolidation, property and equipment charges	5	24	(19)	(79.2)%
Visa class B shares expense	14	18	(4)	(22.2)%
Loss on early extinguishment of debt	20	8	12	150.0%
Other miscellaneous expenses	266	252	14	5.6%
	$2,764	$2,656	$108	4.1%
________
NM - Not Meaningful

Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. During the third quarter and first nine months of 2021, salaries and benefits expense increased compared to the same periods in 2020 primarily driven by higher variable-based compensation associated with elevated fee income. Also contributing to the increase for the first nine months of 2021 was an increase in 401(k) and other benefits expenses as a result of positive market valuation adjustments,. A decline in base salaries in the third quarter and first nine months of 2021 partially offset the increases in total salaries and benefits expense. Full-time equivalent headcount decreased to 18,963 at September 30, 2021 from 19,766 at September 30, 2020, reflecting the continuing impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Outside services—Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services decreased during the third quarter and the first nine months of 2021 compared to the same periods in 2020 due primarily to Regions exiting a third party lending relationship.

Credit/Checkcard expenses—Credit/Checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard increased in the first nine months of 2021 compared to the same period in 2020 primarily due to an increase in debit card fraud.
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
Loss on early extinguishment of debt—During the third quarter of 2021, Regions redeemed its 3.80% senior bank notes and incurred related early extinguishment pre-tax charges totaling $20 million. During the first nine months of 2020, Regions incurred early extinguishment charges of $8 million related to the redemption of two Regions Bank senior notes and early terminations of FHLB advances.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans.
INCOME TAXES
The Company’s income tax expense for the three months ended September 30, 2021 was $180 million compared to $104 million for the three months ended September 30, 2020, resulting in effective tax rates of 21.7 percent and 16.5 percent, respectively. The income tax expense for the nine months ended September 30, 2021 was $591 million compared to $99 million for the nine months ended September 30, 2020, resulting in effective tax rates of 22.1 percent and 17.1 percent, respectively. The Company expects the full-year tax rate to range from approximately 22 percent to 23 percent for 2021, excluding the impact of unanticipated discrete items and the impact of potential tax legislation.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, the mix of income between various tax jurisdictions with differing tax rates, enacted tax legislation, net tax benefits related to affordable housing investments, bank-owned life insurance income, tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as the termination of certain leveraged leases, share-based payments, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
At September 30, 2021, the Company reported a net deferred tax liability of $430 million compared to a net deferred tax liability of $505 million at December 31, 2020. The decrease in the net deferred tax liability was primarily due to the decrease in unrealized gains on available for sale securities and derivative instruments, which was partially offset by a decrease in the deferred tax asset related to allowance for loan losses.
ASCENTIUM ACQUISITION
On April 1, 2020, Regions completed its acquisition of an equipment finance company Ascentium Capital, LLC. The acquisition gives Regions the ability to increase business loans and leases to small business customers using Ascentium's tech-enabled same-day credit decision and funding capabilities.
As a result of the acquisition Regions recorded approximately $2.4 billion of assets and assumed $1.9 billion of liabilities. Of the total assets acquired, $1.9 billion were loans and leases that are included in Regions' commercial and industrial loan portfolio. Of the liabilities assumed, $1.8 billion were long-term borrowings. Regions subsequently paid down a significant portion of the borrowings, and as of September 30, 2021, $30 million of long-term debt remained. Assets acquired and liabilities assumed were recorded at estimated fair value.
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
Regions recorded PCD loans of $873 million as a result of the acquisition, which was reflective of a nominal discount. Regions recorded an ALLL related to these loans of $60 million, which was included in the total acquired asset value as part of the acquisition. The non-credit discount related to Ascentium's PCD loans and the fair value mark on non-PCD loans were immaterial.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2021, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 11, "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Regions' Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As part of the Company's capital plan, on April 21, 2021, Regions announced the Board's authorization of the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. Regions did not repurchase any outstanding common stock during the three month period ended September 30, 2021 due to a temporary pause in share repurchases until the EnerBank closing on October 1, 2021.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.6	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on July 21, 2021.

10.1
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by registrant on October 19, 2021.

10.2	Amendment One to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 4, 2021	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)