Form 10-K
period 2021-12-31
REGIONS FINANCIAL CORP
filed 2022-02-24
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Common Stock, $.01 par value—$18,795,418,440 as of June 30, 2021.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—937,146,134 shares issued and outstanding as of February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2022 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent described therein.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
ALLL - Allowance for loan and lease losses.
Allowance - Allowance for credit losses.
AMLA - Anti-Money Laundering Act of 2020
AMERIBOR - American Interbank Offered Rate.
AOCI - Accumulated other comprehensive income.
ASC - Accounting Standards Codification.
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
Call Report - Regions Bank's FFIEC 031 filing.
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
CEO - Chief Executive Officer.
CET1 - Common Equity Tier 1.
CFO - Chief Financial Officer.
CFPB - Consumer Financial Protection Bureau.
CHR - Compensation and Human Resources.
Clearsight - Clearsight Advisors, Inc., a mergers and acquisitions firm acquired December 31, 2021.
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
DIF - Deposit Insurance Fund.

Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
E&P - Extraction and production.
EAD - Exposure-at-default.
EEO-1 - Equal employment opportunity commission's standard form 100 report
EGRRCPA - The Economic Growth, Regulatory Relief, and Consumer Protection Act.
EnerBank - EnerBank USA, a consumer lending institution acquired October 1, 2021.
ESG - Environmental, Social and Governance.
ETS - Emergency Temporary Standard
EU - European Union
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
NAV - Net Asset Value.
NM - Not meaningful.
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
RWAs - Risk-weighted assets.
S&P 500 - a stock market index that measures the stock performance of 500 large companies listed on stock exchanges in the United States.
Sabal - Sabal Capital Partners, LLC, a diversified financial services firm acquired December 1, 2021.
SBA - Small Business Administration.
SBIC - Small Business Investment Company.
SCB - Stress Capital Buffer.
SEC - U.S. Securities and Exchange Commission.
SERP - Supplemental Executive Retirement Plan.
SOFR - Secured Overnight Financing Rate.
TBA - To Be Announced.
TDR - Troubled debt restructuring.

TRACE - Trade Reporting and Compliance Engine.
TTC - Through-the-cycle.
U.K. - United Kingdom.
U.S. - United States.
USA PATRIOT Act - Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.
U.S. Treasury - The United States Department of the Treasury.
USD - United States dollar.
UTB - Unrecognized tax benefits.
VIE - Variable interest entity.
Visa - The Visa, U.S.A. Inc. card association or its affiliates, collectively.
wSTWF - Weighted short-term wholesale funding.

PART I
Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Forward-looking statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the COVID-19 pandemic (including the impact of additional variants and resurgences), the effectiveness, availability and acceptance of any vaccines or therapies, and the direct and indirect impact of the COVID-19 pandemic on our customers, third parties and us. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:
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
•The impact of pandemics, including the ongoing COVID-19 pandemic, on our businesses, operations, and financial results and conditions. The duration and severity of any pandemic, including the COVID-19 pandemic, could disrupt the global economy, adversely affect our capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase our allowance for credit losses, impair collateral values, and result in lost revenue or additional expenses.
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
•Changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, including as a result of the changes in U.S. presidential administration, control of the U.S. Congress, and changes in personnel at the bank regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.
•Our capital actions, including dividend payments, common stock repurchases, or redemptions of preferred stock, must not cause us to fall below minimum capital ratio requirements, with applicable buffers taken into account, and must comply with other requirements and restrictions under law or imposed by our regulators, which may impact our ability to return capital to shareholders.
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
•The risks and uncertainties related to our acquisition or divestiture of businesses, including our recently completed acquisitions of EnerBank, Sabal, and Clearsight, and risks related to such acquisitions, including that the expected synergies, cost savings and other financial or other benefits may not be realized within the expected timeframes, or might be less than projected; difficulties in integrating the businesses; and the inability of Regions to effectively cross-sell products following these acquisitions.
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
•The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes, and environmental damage (specifically in the Southeastern United States), which may negatively affect our operations and/or our loan portfolios and increase our cost of conducting business. The severity and frequency of future earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change.
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
•The effects of anti-takeover and exclusive forum laws and provision in our certificate of incorporation and bylaws.
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

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver specialty capabilities including merger and acquisition advisory services, capital market solutions, home improvement lending and others. At December 31, 2021, Regions had total consolidated assets of approximately $162.9 billion, total consolidated deposits of approximately $139.1 billion and total consolidated shareholders’ equity of approximately $18.3 billion.
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2021, Regions operated 2,068 ATMs and 1,302 total branch outlets primarily across the South, Midwest and Texas.
The following table reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	280
Tennessee	200
Alabama	190
Georgia	114
Mississippi	101
Texas	93
Louisiana	84
Arkansas	60
Missouri	51
Indiana	44
Illinois	41
South Carolina	20
Kentucky	11
North Carolina	7
Iowa	5
Utah	1
Total	1,302
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

BlackArch Partners LLC is a wholly-owned subsidiary of Regions and is headquartered in Charlotte, North Carolina. BlackArch Partners LLC and its broker-dealer subsidiary offer merger and acquisition services to its institutional clients and commercial entities, as well as serving as a broker-dealer to commercial clients.
Clearsight Advisors, Inc. is a wholly-owned subsidiary of Regions headquartered in McLean, Virginia, and acts in an advisory capacity to merger and acquisition transactions.
Sabal Capital Partners, LLC, is a wholly-owned subsidiary of Regions Bank headquartered in Irvine, California, and is a national commercial real estate lender.
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
Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. Its operations are generally subject to supervision and examination by both the Federal Reserve and the Alabama State Banking Department and the bank regulators are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. State and federal laws and regulations govern the activities in which Regions Bank engages, including the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Regions Bank is also affected by the actions of the Federal Reserve as it implements monetary policy. As a Federal Reserve System member bank, Regions Bank is required to hold stock in the Federal Reserve Bank of Atlanta in an amount equal to 6 percent of its capital stock and surplus. Member banks with total assets in excess of $10 billion, including Regions Bank, receive a floating rate dividend tied to 10-year U.S. Treasuries, with the maximum dividend rate capped at 6 percent.
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
We are also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the SEC. Our common stock and certain of our depositary shares representing our outstanding preferred stock are listed on the NYSE. Consequently, we are also subject to the NYSE’s rules for listed companies.
As a BHC with over $100 billion in total consolidated assets, we are subject to enhanced prudential standards and capital and as modified by the federal banking regulators' 2019 rules (the “Tailoring Rules”). The Tailoring Rules assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (1) cross-jurisdictional activity, (2) wSTWF, (3) non-bank assets, (4) off-balance sheet exposure, and (5) status as a U.S. G-SIB.

Under the Tailoring Rules, Regions and Regions Bank are each subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Firms subject to Category IV standards are generally subject to the same capital and liquidity requirements as firms with less than $100 billion in total consolidated assets, but are, among other things, subject to certain enhanced prudential standards and also required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring Rules, Category IV firms are, among other things, (1) not subject to LCR or NSFR requirements (or, in certain cases, subject to reduced requirements), (2) remain eligible to opt-out of the requirement to recognize most elements of AOCI in regulatory capital (3) no longer subject to company-run capital stress testing requirements, (4) subject to supervisory capital stress testing on a biennial instead of annual basis, (5) subject to requirements to develop and maintain a capital plan on an annual basis and (6) subject to certain liquidity risk management and risk committee requirements.
Banking and other financial services statutes, regulations and policies are continually under review by the United States Congress, state legislatures and federal and state regulatory agencies. Regions cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from the recent change in U.S. presidential administration, yet such changes may have a material impact on Regions’ business, financial condition or results of operations. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.
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
For a BHC to be eligible to elect and maintain FHC status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “Regulatory Remedies under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under the CRA. The BHC itself must also be well-capitalized and well-managed in order to be eligible to elect FHC status. If an FHC fails to continue to be well-capitalized or well-managed after engaging in activities not permissible for BHCs that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a BHC electing to be treated as an FHC. Furthermore, if the Federal Reserve determines that an FHC has not maintained a CRA rating of at least “satisfactory,” the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.
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
The Basel III-based U.S. capital rules, among other things, include both risk-based requirements, which compare three measures of capital to RWAs, as well as leverage requirements, which in the case of Category IV BHCs such as Regions, consist of the Tier 1 leverage ratio described below.
Under the U.S. Basel III-based capital rules, the minimum capital ratios are:
•4.5% CET1 capital to RWAs;
•6.0% tier 1 capital (that is, CET1 capital plus additional tier 1 capital) to RWAs;
•8.0% total capital (that is, tier 1 capital plus tier 2 capital) to RWAs; and
•4.0% tier 1 capital to total average consolidated assets (the “leverage ratio”).

The capital rules also require firms to maintain a “buffer,” consisting of solely CET1 capital, in addition to the minimum risk-based requirements. Failure to satisfy the buffer requirement in full results in graduated constraints on capital distributions and discretionary executive compensation. The extent to which capital distributions will be constrained depends on the amount of the shortfall and the institution’s “eligible retained income,” which is defined as the greater of (1) a banking institution’s net income for the four preceding calendar quarters, net of any distributions to shareholders and associated tax effects not already reflected in net income, and (2) the average of a banking institution’s net income over the preceding four quarters. As a Category IV BHC, Regions' SCB is determined through the FRB’s CCAR supervisory stress tests. The SCB reflects stressed losses in the supervisory severely adverse scenario of the CCAR stress tests and includes four quarters of planned common stock dividends. The SCB is subject to a 2.5 percent floor. Regions voluntarily participated in the 2021 CCAR process, and on August 5, 2021 the FRB announced that Regions' SCB for the fourth quarter of 2021 through the third quarter of 2022 is floored at 2.5 percent, the regulatory minimum. For Regions Bank, the buffer requirement consists of the static 2.5 percent CCB. For further information, see “Comprehensive Capital Analysis and Review and Stress Testing” below and the “Regulatory Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Regions is also subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms . Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. Basel III rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Regions or Regions Bank. The impact of these standards will depend on the manner in which they are implemented in the U.S. with respect to firms such as Regions and Regions Bank.
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
Liquidity Requirements
Under the Tailoring Rules, Category IV firms with less than $50 billion in wSTWF, including Regions and Regions Bank, are not subject to an LCR requirement or the recently finalized NSFR requirement. However, BHCs that are Category IV firms are subject to minimum monthly liquidity buffers and liquidity stress testing requirements under the Federal Reserve’s enhanced prudential standards. Furthermore, as a Category IV firm, Regions is obligated, at a minimum, to: (i) calculate collateral positions monthly; (ii) establish a more limited set of liquidity risk limits than was previously required; (iii) monitor elements of intraday liquidity risk exposures; and (iv) report liquidity data on the FR 2052a on a monthly basis.
Comprehensive Capital Analysis and Review and Stress Testing
The Federal Reserve currently conducts analyses of BHCs with at least $100 billion in total consolidated assets using baseline and severely adverse economic and financial scenarios generated by the Federal Reserve. Under the Tailoring Rules, Category IV firms, including Regions, are now subject to supervisory stress testing every other year, in even-numbered years, rather than annually, and are no longer subject to company-run stress testing requirements. The final rule implementing the SCB also eliminated the quantitative objection provisions of CCAR but the Federal Reserve continues to require that a BHC reduce its planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHC’s own baseline scenario projections. Although the final rule replaced the static CCB requirement with one based on the results of the Federal Reserve’s supervisory stress tests, firms continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios. As noted above, banking institutions that fail to meet the effective minimum ratios once the SCB is taken into account will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation.
U.S. BHCs with total consolidated assets of $100 billion or more, including Category IV BHCs such as Regions, must develop and maintain a capital plan, and must submit the capital plan to the Federal Reserve as part of the Federal Reserve’s CCAR process. The CCAR process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. In January 2021, the Federal Reserve finalized a rule that further tailors the capital planning requirements applicable to Category IV firms to align with the two-year supervisory stress testing cycle for Category IV BHCs. Under the final rule, for Category IV BHCs, the portion of the SCB requirement that reflects stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s supervisory stress tests is calculated every other year. During a year in which a Category IV BHC does not undergo a supervisory stress test, the BHC will receive an updated SCB requirement that reflects the BHC’s updated planned common stock dividends. A Category IV BHC is also able to elect to participate in the supervisory stress test in a year in which the BHC would not normally be subject to the supervisory stress test and consequently receive an updated SCB requirement. In addition, the Federal Reserve's capital plan rule relating to the CCAR process provides that a BHC must receive prior approval for any dividend, stock repurchase or other capital distribution if the BHC is required to resubmit its capital plan, subject to an exception for distributions on newly issued capital instruments. Among other circumstances, a BHC may be required to resubmit its capital plan in connection with certain acquisitions or dispositions.
Resolution Planning
Pursuant to the Dodd-Frank Act, as amended by EGRRCPA, Category I, II and III BHCs are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. Category IV firms such as Regions are not required to submit resolution plans. The FDIC separately requires insured depositary institutions with $100 billion or more in total assets, such as Regions Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In June 2021, the FDIC issued a “Statement on Resolution Plans for Insured Depositary Institutions,” which, among other things, establishes a three-year filing cycle for banks with $100 billion or more in total assets, such as Regions Bank, and provides details regarding the content that filers will be expected to prepare. Prior to each plan submission cycle, the FDIC will notify each bank of the timing of its next submission, which will be at least 12 months after the date of that communication. Regions Bank was notified in August 2021 that it will be required to submit the next resolution plan on or before December 1, 2022.
Safety and Soundness Standards
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2021, both Regions and Regions Bank were well-capitalized.
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
Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions with more than $10 billion in assets, such as Regions Bank, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the deposit insurance fund if such a failure occurs. The calculation is based primarily on the institution's assessment base, which is primarily the difference between average total assets and average tangible equity, multiplied by the institution's assessment rate, which is derived from various risk-based scorecard measures. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that may not be adequately captured in the scorecard. For large institutions, including Regions Bank, after accounting for potential base-rate adjustments, the total base assessment rate that is applied to an institution's calculated assessment base could range from 1.5 to 40 basis points on an annualized basis.
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
In July 2021, the Biden Administration issued an executive order on competition, which included provisions relating to bank mergers. These provisions “encourage” the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers. A number of large bank mergers that were pending at the time of the executive order have not yet obtained approval, despite them being filed earlier in 2021 or only obtained approval after extended periods of time.
Depositor Preference
Under federal law, claims of depositors and certain claims for both administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be considered an investment company for purposes of the Volcker Rule. The compliance requirements under regulations implementing the Volcker Rule are tailored based on the size and scope of trading activities. The final rules implementing the Volcker Rule also require that large BHCs, such as Regions, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions.
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
Financial Privacy and Cybersecurity
The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and application information. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Federal law requires financial institutions to implement a written information security program that includes administrative, technical, and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The program should be designed to ensure the security and confidentiality of customer information, protect against unanticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Financial institutions must also conduct ongoing oversight of third party service providers to ensure they are maintaining appropriate security controls. Financial institutions must report on the institution’s cybersecurity program annually to the board of directors or a committee of the board of directors. The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense against security threats and to ensure their risk management processes appropriately address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. The Regions Information Security Program reflects the requirements of these regulatory requirements and guidance.
In addition, on November 18, 2021, the federal banking regulators imposed a new cybersecurity-related notification rule that would require banking organizations, including Regions and Regions Bank, to notify their primary federal regulator as soon as possible and within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. This rule will become effective on April 1, 2022,with compliance required by May 1, 2022.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020, and in November 2020, California voters approved the California Privacy Rights Act, which will take effect on January 1, 2023. Comprehensive state privacy laws, approved in 2021, will also take effect in Colorado and Virginia in 2023. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.
Community Reinvestment Act
Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment is part of the Federal Reserve’s consideration of applications by a bank or BHC to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a BHC applicant, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant BHC, and such records may be the basis for denying the application. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Subsequently, in December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to update and modernize the CRA's implementing regulations. On May 20, 2020, the OCC finalized its rule while the FDIC, which had joined the OCC’s proposed rulemaking, did not proceed with a final rule. The Federal Reserve, which did not join the OCC and FDIC’s proposal, in October 2020 put forth its own advance notice of proposed rulemaking focused on CRA modernization. On December 14, 2021, the OCC issued a final rule to rescind its May, 2020 rule and will join the Federal Reserve and the FDIC in a joint CRA proposal, which will provide more consistency across all insured depository institutions. We will continue to evaluate the impact of any changes to the regulations implementing the CRA. Regions Bank's most recent CRA rating from the Federal Reserve is "Satisfactory".
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
In June 2021, FinCEN, which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.
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
Competition
All aspects of our business are highly competitive. Our subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. We expect competition to remain intense among financial services companies given the low interest rate and slower economic environment. Also, future changes in monetary policy, coupled with post-crisis regulatory requirements, may increase competition for certain deposit products. Our success will depend, in part, on market acceptance and regulatory approval of new products and services. Further, we expect consolidation in the financial services industry to continue, which may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer traditional bank or bank-like products and services and therefore compete with financial institutions like us in providing electronic, internet-based, and mobile phone-based financial solutions. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. A number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters, while other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers. Although providing digital products and services has been important to serving customers and competing in the financial services industry for some time, the COVID-19 pandemic further accelerated the move towards digital banking and financial services, and we expect a bank’s digital offerings to be a key competitive differentiator. The continued move toward digital banking and financial services, combined with customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements. Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, price of service, personal contacts, the quality of the technology that supports the customer experience, and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Human Capital
One pillar of our strategic priorities at Regions is the commitment to “Build the Best Team”. We believe one of the biggest differentiators of our performance is the people we employ. The need to attract, retain, and develop the right talent to accomplish our strategic plan is central to our success. As of December 31, 2021, Regions and its subsidiaries had 19,626 full-time equivalent employees supporting our consumer and commercial banking, wealth management, and mortgage product and services primarily across the Southeast and Midwest. Approximately 620 associates were added in the fourth quarter of 2021 from acquisitions closed during the quarter.
Our associate team reflects the diversity of the communities we serve. As of December 2021, approximately 62 percent of our associates were women and approximately 35 percent self-identified as a part of a minority demographic. Because diversity, equity and inclusion are fundamental to our human capital strategy, we believe it is important for our stakeholders to understand our progress, and therefore, we provided additional transparency into our workforce demographics by disclosing 2020 EEO-1 results on our 2020 Workforce Demographics Report available in our online ESG Resource Center.
A strong and impactful human capital program begins at the top. Our Board oversees our corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results. Beginning in 2018, the Board expanded the scope of our CHR Committee beyond its traditional compensation-focused role to include oversight of all human capital management efforts within Regions. Since this expansion, the CHR Committee has strategically conducted reviews of talent management and acquisition, succession planning, associate conduct, associate learning and development, diversity, equity and inclusion, and associate retention. Notably, in 2019, the CHR Committee further strengthened its oversight of these areas through the implementation of a HCM Dashboard that it reviews periodically throughout the year. The HCM Dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); associate engagement; learning and development; and total rewards and associate support program utilization and effectiveness.
In order to build the best team, it is necessary for us to fill talent needs with qualified, diverse and engaged associates. Key to our success is our internal talent management program which strives to optimally deploy existing talent across Regions by focusing on where our associates excel and helping them find the best roles for them. For those roles which we fill externally, we continually build talent pipelines with an eye toward not only current needs, but also future demands of our business. Regions uses a number of innovative tools and structured processes to achieve our goals including applications and resources designed to reach larger and more diverse audiences. Our recruiting technology is agile, user friendly and allows us to offer to candidates a robust understanding of our needs, requirements and a view of our culture to support the building of a diverse, engaged workforce.
Diversity, equity and inclusion are fundamental to our corporate strategy. Our commitment to diversity and inclusion as noted starts at the top of our organization, with oversight of our initiatives provided by the CHR Committee. Led by our executive level Chief DE&I Officer, this commitment is implemented by a dedicated DE&I team, reinforced by senior leaders, and supported by our outstanding management team and associates. We track our progress in this area and continually implement programs and practices to support managers in reaching our goals.

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
We aim to offer competitive and fair compensation to our associates. Base salaries are established considering market competitive rates for specific roles; additionally, on an individual basis base salaries reflect the experience and performance levels of our associates. We assess the competitiveness of our ranges on an annual basis by benchmarking our rates against those paid by our peers. In 2018, we established a minimum starting rate for our entry level positions at $15 an hour and we continue to study and review that level to ensure appropriateness. In addition to base salaries, we promote a robust pay-for-performance philosophy and incentivize a large majority of our associate population with incentive compensation designed to drive strategies, behaviors and business goals within our unique lines of business. Long-term stock-based incentive compensation is also key to the attraction and retention of key talent and is offered thoughtfully to our executive and leadership ranks. We believe tying the interests of our leaders to those of our shareholders creates a strong link to company performance.
As the success of our business is fundamentally connected to the well-being of our associates, we aim to offer a competitive and comprehensive benefits program to support associates throughout all life stages. Our benefits include comprehensive health, life, and disability coverage that are funded in whole or in part by the Company as well as a 401(k) plan with a dollar-for-dollar company match on employee contributions up to 5 percent of pay and a base contribution of 2 percent of pay for all associates who do not participate in our grandfathered pension program. We also offer our associates programs and tools to support their total well-being including a range of flexible work arrangements, generous time-off policies, physical, mental, and financial wellness benefits as well as other programs and practices that support associates and their families throughout the full spectrum of their careers and lives.
Finally, in any review of human capital programs over the past year, it is imperative to note responsive changes we have made in reaction to the evolving COVID-19 pandemic. During 2021, we implemented changes and enhancements that we determined were in the best interests of our associates, our customers and the communities we serve. In 2021, Regions began the process of returning remote working associates to office locations, with some employees maintaining the ability to work remotely on a full-time or hybrid basis. In addition, we implemented many other measures to help ensure and support associate safety. These measures included continuing to provide COVID-19 testing and relevant treatment at no cost to associates, continuing to offer expanded access to and payment for telehealth benefits and offering enhanced leave of absence benefits for those dealing with the virus or quarantine requirements. In all of our locations, we have signage to promote social distancing, implemented enhanced sanitizing protocols, and have provided appropriate facemasks and other sanitizing supplies to protect associates, customers, and our communities.
Available Information
We maintain a website at www.regions.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Regions. Also available on our website are our (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Fair Disclosure Policy Summary, (v) the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Risk Committee, and (vi) a number of ESG reports and documents. Information included on our website is not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.

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
We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, merger-and-acquisition advisory services and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions generally or specifically in the South, Midwest and Texas, the principal markets in which we conduct business. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:
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
In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve would intervene. Further, the trajectory of the COVID-19 pandemic (including variant strains and resurgences of the COVID-19 virus) and its effects on the U.S. and global economy remains uncertain, as does the success of any measures taken or that may be taken in response to the COVID-19 pandemic, which ultimately may not be sufficient to address the specific effects of the pandemic or avert severe and prolonged reductions in economic activity. If economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected.
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the our products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for the our investment securities and other interest-earning assets.
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created disruptions that have adversely affected, and may in the future adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict the extent to which the pandemic will cause such adverse effects in the future. The nature and extent of any ongoing or future adverse effects will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the COVID-19 pandemic and its impact on our employees, clients, customers, counterparties and service providers, as well as other market participants.
Circumstances brought about by the pandemic persist, and likely will persist, including supply chain disruptions, labor shortages, increased market volatility, credit deterioration and defaults, and increased spending on business continuity efforts, which may require that we reduce costs and investments in other areas. Should the pandemic worsen, we may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity.
We are offering assistance to support customers based upon customer needs. If such measures are not effective in mitigating the effects of the pandemic on borrowers, we may experience higher rates of default and increased credit losses in the future. We may also have to provide additional assistance or otherwise experience higher rates of default and increased credit losses.
Further, we have approximately $748 million in PPP loans as of year-end 2021. While much of the PPP forgiveness process has been completed, these efforts may continue to affect our revenue and results of operations and make our results more difficult to forecast. In addition, the PPP and other government programs in which we may participate are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation.
The effects of the COVID-19 pandemic may also cause some of our commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which could cause significant increases in our credit losses. The pandemic may alter consumer behavior, including short- and long-term spending patterns. Accordingly, certain of these industries may continue to be negatively impacted even after the pandemic has subsided.
Other negative effects of the pandemic that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that such adverse effects will continue until the COVID-19 pandemic subsides. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in this Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q.
Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. Further, a substantial majority of our assets are loans, which cannot necessarily be called or sold on timeframes short enough to meet these liquidity requirements. In addition, our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated, difficult credit markets, or unforeseen outflows of cash or collateral, including as a result of unusual effects in the market, including as a result of the COVID-19 pandemic. Although we have historically been able to meet the liquidity needs of customers as necessary, the ability to do so is not assured, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations and financial condition.
Our operations are concentrated primarily in the South, Midwest and Texas, and adverse changes in the economic conditions in this region can adversely affect our financial results and condition.
Our operations are concentrated primarily in the South, Midwest and Texas. As a result, local economic conditions in these areas significantly affect the demand for the loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Any declines in real estate values in these areas may adversely affect borrowers and the value of the collateral securing many of our loans, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for credit losses. Further or continued adverse changes in these economic conditions could materially adversely affect our business, results of operations or financial condition.
Weather-related events and other natural or man-made disasters could cause a disruption in our operations or lead to other consequences that could adversely impact our financial results and condition. These impacts could be intensified by climate change. Heightening focus on climate change may also carry transition risks that could negatively impact our results of operations and financial condition.
Weather-related events, other natural or man-made disasters, climate change and the transition to a lower-carbon economy all pose near and long-term risks to our business and/or that of our customers and are expected to increase over time.
A significant portion of our operations is located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events. In particular, in recent years, a number of severe hurricanes impacted areas in our footprint. Many areas in the Southeastern U.S. have also experienced severe droughts and floods in recent years. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. We have taken certain preemptive measures that we believe will mitigate these adverse effects, such as maintaining insurance that includes coverage for resultant losses and expenses. However, such measures cannot predict the nature, timing, or level of severe weather events or prevent the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans and diminishing the value of any collateral held by us. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as oil spills, could have similar effects.
Climate change could intensify the severity of and increase the frequency of adverse effects of weather-related events impacting us and our customers. Namely, climate change may intensify the severity of and increase the frequency of earthquakes, fires, hurricanes, tornadoes, droughts, floods and other weather-related events, which could cause even greater disruption to our business and operations. Longer-term changes, such as increasing average temperatures and rising sea levels, may damage, destroy or otherwise impact the value or productivity of our properties and other assets, reduce the availability of insurance, and/or lead to prolonged disruptions in our operations.

Responding to concerns around climate change provides us with potential new avenues through which we can support our stakeholders but also exposes us to risks associated with the transition to a lower-carbon economy. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences that are intended to address climate change. These changes could materially and negatively impact our business, results of operations, financial condition and our reputation, in addition to having a similar impact on our customers. Federal and state regulatory authorities, investors and other third parties have increasingly viewed financial institutions as important in addressing risks related to climate change, which may result in financial institutions facing increased pressure regarding the disclosure and management of climate risks and related lending and investment activities. Relatedly, we may face increased scrutiny related to our ability to demonstrate resilience to potential climate-related risks, including systemic risks posed by operational disruptions and external demands. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. In addition, the transition to a lower-carbon economy could indirectly subject Regions to specific risks through our borrowers' exposure to changes in commodity prices. For more information see “Weakness in commodity businesses could adversely affect our performance” below.
We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
We are subject to a variety of risks, including reputational risk, associated with environmental, social and governance, or ESG, issues. As a large financial institution with a diverse base of customers, vendors and suppliers, we may face negative publicity based on the identity of those with whom we choose to do business. The public holds diverse and conflicting views of those entities and their activities, including the perceived environmental, social or economic impacts of our business and that of our customers, vendors and suppliers. Because Regions has multiple stakeholders, among them shareholders, customers, employees, federal and state regulatory authorities, and political entities, often those stakeholders have differing priorities and expectations regarding ESG issues. Simultaneous, disparate sentiments from multiple stakeholder groups must be considered. Taking action in conflict with one or another of those stakeholder's expectations could lead to loss of business, adverse publicity, customer complaints, or public protests. Negative publicity may be driven by adverse news coverage in traditional media and may also be spread more broadly through the use of social media platforms. If Regions’ relationships with its customers, vendors and suppliers were to become the subject of such negative publicity, our ability to attract and retain customers and employees, compete effectively, and grow our business may be negatively impacted. Additionally, a growing number of investors (in particular significant U.S. institutional investors who hold and manage substantial equity positions, in some cases in nearly all major U.S. listed companies) are integrating ESG factors into their analysis of the expected risk and return of potential investments. The specific ESG factors considered, as well as the approach to incorporating the factors into a broader investment process, vary by investor and can shift over time. Regions' failure to align with, or remain aligned with, investors' ESG-related priorities may negatively impact the trading price of our common stock.
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

As discussed in greater detail below, CECL became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets. The accounting standard removed the historical “probable” threshold in GAAP for recognizing credit losses and instead required companies to reflect their estimate of credit losses over the life of the financial assets. See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of this Annual Report on Form 10-K for disclosure on the impact to the allowance at adoption in 2020.
Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2021, consumer residential real estate loans represented approximately 27.1% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2021, approximately 8.0% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Continued uncertainty in economic conditions, including those caused by the COVID-19 pandemic, may impair a borrower's business operations and slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase, and hotel occupancy rates may decline. High vacancy and lower occupancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those in a second lien position, may carry a higher risk of of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $6.3 billion home equity portfolio at December 31, 2021, approximately $3.7 billion were home equity lines of credit and $2.5 billion were closed-end home equity loans (primarily originated as amortizing loans). Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2021, approximately $1.8 billion of our home equity lines and loans were in a second lien position.
Weakness in commodity businesses could adversely affect our performance.
Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices. This includes agriculture, livestock, metals, timber, textiles and energy businesses (including oil, gas and petrochemical), as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity products prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These industries have been, and may in the future be, subject to significant volatility. For example, oil prices have been volatile in recent years, including in 2020 and 2021, and in 2021 commodity prices have generally increased as a result of increased demand combined with supply chain disruption driven by the COVID-19 pandemic. As a consequence of oil and gas price volatility, our energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. In addition, legislative changes such as the elimination of certain tax incentives and the transition to a less carbon dependent economy in response to climate change and other factors could have significant impacts on this portfolio.
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
In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone–based financial solutions. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the December 2020 revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations. Although providing digital products and services has been important to serving customers and competing in the financial services industry for some time, the COVID-19 pandemic has further accelerated the move toward digital banking and financial services and we expect a bank’s digital offerings to be a key competitive differentiator beyond the COVID-19 pandemic. The move toward digital banking and financial services, and customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements and may put us at a disadvantage to banks and non-banks with greater resources to spend on technology..
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
Our profitability depends to a large extent on our net interest income, which is the difference between the interest income received on interest-earning assets (primarily loans, leases, investment securities and cash balances held at the FRB) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FOMC and interest rates markets.
The cost of our deposits and short-term wholesale borrowings is largely based on market-based liquidity and short-term interest rates, the level of which is influenced heavily by the FOMC’s monetary policy. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC such as quantitative easing or tightening, as well as the market’s expectations for future inflation, growth and other economic considerations. The level of net interest income is, therefore, influenced by the overall level of interest rates along with the shape of the yield curve. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income may decline. Our net interest income would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
The monetary response to the pandemic, including significant reductions to the federal funds rate along with the Federal Reserves's quantitative easing program, has led to a decrease in the yields on U.S. Treasury securities. The yield curve steepened throughout 2021 in anticipation of an economic recovery and removal of monetary accommodation. However, if interest rates remain near historic lows or move lower, we would expect modest declines in net interest income over the next twelve months given the protection that remains in place from the Company's interest rate hedging program.
Conversely, an increasing rate environment would have a positive impact on net interest income. However, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result.

For a more detailed discussion of these risks and our management strategies for these risks, see the "Executive Overview", “Net Interest Income, Margin and Interest Rate Risk,” “Net Interest Income and Margin,” “Market Risk-Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Transitions away from and the replacement of LIBOR and other benchmark rates could adversely impact our business, financial condition and results of operations.
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. The U.K. FCA and the administrator for LIBOR have announced that the publication of one week and two-month LIBOR settings ceased to be published or to be representative as of December 31, 2021. The publication of all other LIBOR settings, which are the most commonly used U.S. dollar LIBOR settings, will cease to be published or cease to be representative after June 30, 2023. In addition, the U.S. bank regulators had also issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. As a result, financial market participants have begun to transition away from LIBOR and other similar inter-bank offering rates. This transition is further supported by the requirements of the EU Benchmarks Regulation, which no longer permits inter-bank offering rates that rely on quotes or estimates submitted by contributing banks that are not anchored in transaction-based data.
Various regulators, industry bodies and other market participants in the U.S. and other countries are engaged in initiatives to develop, introduce and encourage the use of alternative rates to replace certain benchmarks. In the U.S., SOFR has been identified by the Alternate Reference Rates Committee convened by the Federal Reserve as the alternative benchmark rate to U.S. dollar LIBOR.
However, there continues to be substantial uncertainty as to the ultimate effects of LIBOR transition, including with respect to the acceptance and use of SOFR or other alternative benchmark rates. The characteristics of these new rates are not identical to the benchmarks they seek to replace, will not produce the exact economic equivalent as those benchmarks, and may perform differently in a variety of market conditions compared to those benchmarks.
Uncertainty remains as to the transition process and acceptance of SOFR as the primary alternative to LIBOR. Derivatives markets linked to proposed alternatives, including swaps markets, have not yet developed into robust markets, which may present continuing risks as the June 30, 2023 cessation date approaches. Other benchmark administrators have also proposed potentially viable replacement rate options, including Bloomberg Index Services Limited’s “BSBY” and the American Financial Exchange’s “AMERIBOR”. At this time, it is not possible to predict whether any of the available rates will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. Further, it is not possible to predict the extent of additional developments in derivative markets linked to these benchmarks.
Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, preferred stock, investments, and loans, extend beyond proposed LIBOR cessation timelines. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on these various products and contracts.
For a more detailed discussion of our management strategies related to the LIBOR cessation and transition, see the “LIBOR Transition” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
Regions’ credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. If Regions were to be downgraded below investment grade, we may not be able to reliably access the short-term unsecured funding markets, and certain customers could be prohibited from placing deposits with Regions Bank, which could cause us to hold more cash and liquid investments to meet our ongoing liquidity needs. Such actions could reduce our profitability as these liquid investments earn a lower return than other assets, such as loans. See the "Liquidity" section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for Regions' liquidity policy.
Additionally, if Regions were to be downgraded to below investment grade, certain counterparty contracts may be required to be renegotiated or require posting of additional collateral. Refer to Note 20 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post additional collateral related to existing contracts with contingent credit features.
The value of our goodwill and other intangible assets may decline in the future.
As of December 31, 2021, we had $5.7 billion of goodwill and $305 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Although they have not to-date, the effects of the COVID-19 pandemic may in the future impact our assessment of our goodwill. Future regulatory actions and increases in income tax rates could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist primarily of core deposit intangibles, purchased credit card relationship assets, broker and contractor origination networks and agency commercial real estate licenses. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, losses of broker and contractor relationships, significant losses of credit card accounts and/or balances, increased competition and adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.
As of December 31, 2021, Regions had approximately $306 million in net deferred tax liabilities, which included approximately $603 million of deferred tax assets (net of valuation allowance of $29 million). Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2021 (except for $29 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets and liabilities would be affected by a change in statutory tax rates. An increase in statutory rates would have an adverse effect on a net deferred tax liability position. Other tax law changes could have a detrimental impact on the value of deferred tax assets.
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
Our success depends, in part, on our executive officers and other key personnel. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel, in particular as we are more often competing for personnel with fintechs, technology companies and other less regulated entities who may not have the same limitations on compensation as we do. The increase in remote work arrangements and opportunities in regional, national and global labor markets has also increased competition to attract and retain skilled personnel. Our current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as the arrangements offered by other employers, which could adversely affect our ability to attract and retain employees.
We are subject to a variety of operational risks, including the risk of fraud or theft by employees, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including business resilience, process, third party, information technology, human resource, model, and fraud risks, each of which may be amplified by continued remote work. Regions’ fraud risks include fraud committed by external parties against the Company or its customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover may increase as a result of customers’ account or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
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
Significant harm to our reputation, or the reputation of any company, could also arise as a result of regulatory or governmental actions, litigation and the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. The potential harm is heightened given increased attention to how corporations address environmental, social and governance issues.
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
Failure in or breach of our systems, or those of our third-party service providers (or providers to such third-party service providers), including as a result of cyber-attacks, could disrupt our businesses or the businesses of our customers. This could result in the disclosure or misuse of confidential or proprietary information, damage to our reputation, increases to our costs and cause financial losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As public and regulatory expectations, as well as our customers’ expectations, have increased regarding operational performance and information security, our systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; pandemics, such as the COVID-19 pandemic; events arising from local or larger scale political or social matters, including terrorist acts and civil unrest; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see the “Supervision and Regulation-Financial Privacy and Cybersecurity” section of Item 1. “Business” of this Annual Report on Form 10-K.
Information security risks for large financial institutions, such as Regions, have increased significantly in recent years in part because of the proliferation of technology-based products and services and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. This increase is expected to continue and further intensify. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. In recent years, attacks in which hackers inserted malware into software updates, have highlighted the growing risk from the infection of software while it is under assembly, known as a supply chain attack. While Regions has not experienced similar attacks, we could become the subject of a similar style attack through a supply chain compromise. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack or information security breach, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. We also have insurance coverage that may, subject to policy terms and conditions, cover certain losses associated with cyber-attacks or information security breaches, but it may be insufficient to cover all losses from any such attack or breach, including any related damage to our reputation. In addition, given the proliferation of cyber-events in our industry, the cost of cyber insurance is expected to continue to increase and may not be available at all or on acceptable terms. Additionally, cyber-attacks (such as denial of service, ransomware, or malware attacks), hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including Regions. Although these past events have not resulted in a breach of Regions’ client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. Work-from-home arrangements such as those implemented in response to the COVID-19 pandemic may also present additional cybersecurity, information security and operational risks. During the COVID-19 pandemic, we have experienced a modest increase in cybersecurity events, such as phishing attacks and malicious traffic. Our layered control environment has effectively detected and prevented any material impact related to these events to date.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. We may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a cyber-attack or information security breach that impacts us. In addition, our third-party service providers may be unable to identify vulnerabilities in their systems or, once identified, be unable to promptly provide required patches or other remedial measures. Further, even if provided, such patches or remedial measures may not fully address any vulnerability or may be difficult for Regions to implement. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These criminals may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to data or our systems.
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
We are also subject to laws and regulations relating to the privacy and security of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. In addition, our businesses are increasingly subject to laws and regulations relating to privacy, surveillance, encryption and data use in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws and regulations.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, we do not control their actions. Any issues that arise with respect to these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could trigger regulatory notification obligations on us, adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. In certain situations, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations. Such risk was also impacted by the COVID-19 pandemic, as many of our vendors have also been, and may continue to be, affected by increased remote work, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
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
In 2021, we sold 45.1% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms, if implemented, are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
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
We utilize quantitative models, machine learning models, and artificial intelligence models to assist in measuring risks and estimating or predicting certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, forecasting financial performance, predicting losses, improving customer services, maintaining adherence to laws and regulations, assessing capital adequacy, calculating regulatory capital levels, preventing fraud, strengthening customer authentication processes, generating marketing analytics, prospecting leads, and estimating the value of financial instruments and balance sheet items. Poorly designed, implemented, or managed models present the risk that our business decisions that consider information based on such models will be adversely affected due to the inadequacy or inaccuracy of that information, which may lead to losses, damage our reputation and adversely affect our reported financial condition and results of operations. Also, information we provide to the public or to our regulators based on poorly designed, implemented, or managed models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, FASB’s CECL accounting standard became effective on January 1, 2020 and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard had a material impact to our allowance and capital at adoption. See Regions' impact at adoption in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020.
In March 2020, the federal banking agencies released an interim final rule, subsequently adopted as a final rule in August 2020, which allows an addback to regulatory capital for the impacts of CECL for a two-year period and at the end of the two years the impact is then phased in over the following three years. See Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements of this Annual Report on Form 10-K for disclosure on the impact of the addback.
Risks Arising From the Legal and Regulatory Framework in which Our Business Operates
We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities (including subpoenas, requests for information and investigations related to the activities of our customers). Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restitution, orders, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters or sales practices, have increased substantially and are likely to remain elevated. Regulators and other governmental authorities may also be more likely to pursue enforcement actions, or seek admissions of wrongdoing, in connection with the resolution of an inquiry or investigation to the extent a firm has previously been subject to other governmental investigations or enforcement actions. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.
Additional information relating to our litigation, investigations and other proceedings is discussed in Note 23 "Commitments, Contingencies and Guarantees" to the consolidated financial statements of this Annual Report on Form 10-K.
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
Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory capital position is discussed in greater detail in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements of this Annual Report on Form 10-K.
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
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework. The Basel Committee has published standards that it describes as the finalization of the Basel III post-crisis regulatory reforms. These standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Among other things, these standards revise the standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the current capital rules, these standards only apply to advanced approached institutions and not to Regions or Regions Bank, however the impact of these standards on us will depend on the manner in which the revisions are implemented in the U.S. with respect to firms such as Regions and Regions Bank.
For more information concerning our compliance with capital and liquidity requirements, see Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements of this Annual Report on Form 10-K..

Rulemaking changes and regulatory initiatives implemented by the CFPB may result in higher regulatory and compliance costs that may adversely affect our results of operations.
Since its formation, the CFPB has finalized a number of significant rules and introduced new regulatory initiatives that could have a significant impact on our business and the financial services industry more generally. We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.
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
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on capital distributions, based on the results of the supervisory stress tests, such as requiring revisions or resubmission of our annual capital plan, which could adversely affect our ability to pay dividends and repurchase capital securities. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders. As discussed in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, in the second quarter of 2021, we received the results of our voluntary participation in the 2021 CCAR process. The Federal Reserve communicated that the Company exceeded all minimum capital levels under the supervisory stress test and the

Company's SCB for the fourth quarter of 2021 through the third quarter of 2022 is floored at 2.5 percent. Despite exceeding these minimum capital levels, we may experience unfavorable results from stress test analyses in the future.
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
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our shareholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our shareholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to the holding company. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt. See the “Shareholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2021, our subsidiaries’ total deposits and borrowings were approximately $139.6 billion.
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
Our amended and restated bylaws designate (i) the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and (ii) the federal district courts of the United States as the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
Our amended and restated bylaws (our “bylaws”) contain two forum selection provisions. First, our bylaws provide that, except for claims made under the Securities Act of 1933 (which are the subject of the forum selection provision described in the following sentence), unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) derivative actions brought on behalf of the Company, (ii) certain actions asserting a claim of breach of a fiduciary duty, (iii) actions asserting a claim against the Company or a director, officer or other employee of the Company arising pursuant to any provision of Delaware law, our certificate of incorporation, or our bylaws or (iv) any actions asserting a claim against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine, shall be a state court located within the State of Delaware or the federal district court for the District of Delaware if no state court located within the State of Delaware has jurisdiction. In addition, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or any rule or regulation promulgated thereunder, shall be the federal district courts of the United States; provided, however, that if this particular exclusive forum provision or its application is deemed illegal, invalid or unenforceable, the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act shall be the Court of Chancery of the State of Delaware. Our bylaws further provide that our shareholders are deemed to have received notice of and consented to both of these forum selection provisions.
The forum selection provisions of our bylaws may discourage claims or limit shareholders’ ability to submit claims in a judicial forum that they find favorable, and may result in additional costs for a stockholder seeking to bring a claim. Additionally, with respect to our forum selection provision relating to claims made under the Securities Act, we note that, while Section 27 of the Exchange Act creates exclusive federal jurisdiction over claims brought to enforce a duty or liability created by the Exchange Act, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act. As noted above, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act except where the provision or its application is deemed illegal, invalid or unenforceable, in which case the exclusive forum for the action will be the Delaware Court of Chancery. While we believe the risk of a court declining to enforce our forum selection provisions is low, if a court were to determine either forum selection provision to be illegal, invalid or unenforceable in a particular action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction or multiple jurisdictions, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2021,

Regions’ total liabilities were approximately $144.6 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our total capital ratio or the total capital ratio of Regions Bank falls below the required minimums, we or Regions Bank could be forced to raise additional capital by through additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities to which our capital stock would rank junior with respect to assets available to satisfy claims against us, including claims in the event of our liquidation.
We may need to raise additional debt or equity capital in the future, but may be unable to do so.
We may need to raise additional debt or equity capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and for other business purposes. Our ability to raise additional capital, if needed, will depend on, among other things, prevailing conditions in the capital markets, which are outside of our control, and our financial performance. An economic slowdown or loss of confidence in financial institutions could increase our cost of funding and limit our access to some of our customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We cannot be assured that capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.
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
At December 31, 2021, Regions Bank, Regions’ banking subsidiary, operated 1,302 banking offices. At December 31, 2021, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.
Item 3. Legal Proceedings
Information required by this item is set forth in Note 23 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements, which are included in Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
Information concerning the Executive Officers of Regions as of February 24, 2022 is set forth below.

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
John M. Turner, Jr.	60	President and Chief Executive Officer of registrant and Regions Bank. Previously served as Head of Corporate Banking Group of registrant and Regions Bank and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	58	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
Tara A. Plimpton	53	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary of registrant and Regions Bank. Previously served as General Counsel of registrant and Regions Bank. Prior to joining Regions, served as Vice President and General Counsel of GE Global Operations and as General Counsel of GE Energy Connections.	2020
C. Matthew Lusco	64	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously served as managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
Kate R. Danella	43	Senior Executive Vice President and Chief Strategy and Client Experience Officer of registrant and Regions Bank. Previously served as Executive Vice President and Head of Strategic Planning & Consumer Bank Products and Origination Partnerships and as Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management and as Wealth Strategy and Effectiveness Executive of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018
David R. Keenan	54	Senior Executive Vice President and Chief Administrative and Human Resources Officer of registrant and Regions Bank. Previously served as Chief Human Resources Officer of registrant and Regions Bank.	2010

Scott M. Peters	60	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Director of Regions Investment Services, Inc. Previously served as Consumer Services Group Head of registrant and Regions Bank.	2010
William D. Ritter	51	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director of Highland Associates, Inc.	2010
Ronald G. Smith	61	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Director of Regions Equipment Finance Corporation. Manager of RFC Financial Services Holding LLC. Previously served as Regional President, Mid-America Region of Regions Bank.	2010

PART II
Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 22, 2022, there were 37,222 holders of record of Regions common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2021, are set forth in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1-31, 2021	650,000	$23.87	650,000	$2,305,547,758
November 1-30, 2021	7,294,800	$24.09	7,294,800	$2,129,712,326
December 1-31, 2021	4,825,000	$22.58	4,825,000	$2,020,698,556
Total Fourth Quarter	12,769,800	$23.51	12,769,800	$2,020,698,556
As part of the Company's capital plan, on April 21, 2021, Regions announced the Board's authorization of the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022.
As of December 31, 2021, Regions repurchased approximately 20.8 million shares of common stock at a total cost of $467 million under this plan. All of these shares were immediately retired upon repurchase and, therefore, were not included in treasury stock.

PERFORMANCE GRAPH
The graph below compares the yearly percentage change in the cumulative total return of Regions common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

$250
$200
$150
$100
$50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Regions
S&P 500 Index
S&P 500 Banks Index

	Cumulative Total Return
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Regions	$100.00	$122.95	$97.66	$130.18	$128.05	$178.50
S&P 500 Index	100.00	121.82	116.47	153.13	181.29	233.28
S&P 500 Banks Index	100.00	122.55	102.41	144.02	124.21	168.23

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions's business, particularly regarding its 2021 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. After preliminary growth of 5.7 percent in 2021, the February baseline forecast anticipates real GDP growth of 4.1 percent in 2022 and 3.2 percent in 2023, the January 2022 baseline forecast anticipates growth of 4.1 percent in 2022 and 3.0 percent in 2023. As in 2020 and 2021, intra-year growth patterns in 2022 will remain subject to period spikes and subsequent declines in COVID-19 case counts, though it could be that these swings in case counts become less disruptive as time goes on. As 2021 was coming to a close, there were signs that global supply chain and logistics bottlenecks were beginning to ease, and Regions expects further progress along these lines in 2022. The Company continues to expect that by late-2023 the economy will be back on the path of growth around 2.0 percent that prevailed prior to the pandemic. As has been the case since the onset of the pandemic, there remains a heightened degree of uncertainty around current economic forecasts.
With manufacturing activity across Asia having come back online, global shipping rates having fallen from their peaks, U.S. motor vehicle producers having recalled idled workers and increased production, late-2021 brought signs that the supply-side constraints that weighed on the U.S. economy over much of the year were easing. Though it will still be some time before supply chains are functioning normally, further progress along these lines will support stepped-up manufacturing activity. With business inventories having been drawn down significantly over the course of 2021, it is anticipated that inventory restocking will be a meaningful tailwind for growth in 2022. Additionally, with production having been curtailed in 2021, manufacturers and homebuilders ended the year with sizable backlogs of unfilled orders and, with supply-side constraints easing, backfilling these orders will also be a tailwind for growth in 2022.
As the supply side of the economy normalizes further over the course of 2022, the demand side of the economy is being waned from the considerable fiscal and monetary support provided in 2020 and 2021. Still, though to a lesser degree than was the case over the prior two years, fiscal and monetary policy will remain accommodative in 2022. While pandemic-related transfer payments such as the three rounds of Economic Impact Payments, supplemental unemployment insurance benefits, and the expanded Child Care Tax Credit have largely run their course, robust growth in labor earnings will help fill the void in disposable personal income. To that point, aggregate private sector wage and salary earnings, the largest single component of personal income, rose at an annualized rate of 11 percent in the fourth quarter of 2021, and while growth will moderate in 2022 it will nonetheless remain well above the pre-pandemic trend rate. Between robust growth in labor earnings, a significant pool of excess saving, and healthy household balance sheets, there are plenty of reasons for continued growth in consumer spending, though elevated inflation will likely weigh on growth in discretionary spending.
Business investment is expected to remain supportive of real GDP growth in 2022. Firms took advantage of favorable financing conditions, including elevated internal cash balances, to embark on replacement investment in machinery and equipment in 2021, and that is expected to continue in 2022. At the same time, firms increased investments in technology and automation in 2021 as a means of either enhancing labor productivity or substituting capital for labor given pressing labor supply constraints. That is expected to continue in 2022, and investment in intellectual property products is expected to remain robust. The one area of business investment that may continue to underperform is investment in structures, particularly as needs for physical office and retail space remain difficult to gauge.
The supply/demand imbalance in the housing market widened during 2021. Inventories of new homes for sale have been held down by shortages of labor and materials, and inventories of existing homes for sale continue to bump along near record-lows. At the same time, demand for home purchases has been fueled by favorable mortgage interest rates and greater freedom in work arrangements for many. The growing supply/demand imbalance has fueled rapid house price appreciation; the HPI was on course to rise by around 15 percent for full-year 2021 and another double-digit increase is expected in 2022 though the pace of price appreciation is expected to slow as the year progresses. It should be noted that, given the extent to which prices have risen to date, affordability has become an increasing issue even in the absence of higher mortgage interest rates. To the extent mortgage interest rates rise in 2022, affordability constraints will become more binding for increased numbers of prospective buyers.
Labor supply constraints have weighed on the pace of growth in nonfarm employment. At year-end 2021, the level of nonfarm employment was 3.6 million jobs below the level as of February 2020, and there were 2.3 million fewer people in the labor force than was the case at the onset of the pandemic. With over 10.5 million open jobs across the U.S. economy as of November 2021, there were more than 1.5 open jobs for each unemployed person. Labor force participation is expected to rise in 2022, but the labor force participation rate at year-end 2022 is expected to be well below the pre-pandemic rate. With continued strong demand for labor while labor supply remains constrained, wage growth has been much faster than would otherwise have been the case at this point in the cycle.
As measured by the CPI, inflation is likely to remain at or above 7.0 percent through the first quarter of 2022. The expectation of further easing of supply chain and logistics bottlenecks would contribute to a sharp deceleration in goods price inflation, if not outright goods price deflation. While that would act as a drag on overall inflation, faster growth in services prices is expected, including rent and medical care, and continued robust growth in labor costs to keep inflation easily above the FOMC’s 2.0 percent target rate through 2022. We believe the FOMC will begin raising the Fed funds rate in March and expect four or five 25-basis point hikes by year-end, though market expectations currently anticipate a slightly faster pace of rate hikes. We also anticipate the FOMC will allow the Fed’s balance sheet to begin winding down either late in the second quarter of 2022 or early in the third quarter of 2022. This would be a significant departure from the FOMC’s playbook during the prior cycle, when the Fed’s balance sheet was held steady for nearly three years after the asset purchases ended.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen in the U.S. as a whole. To the extent supply chain and logistics bottlenecks do ease over the course of 2022, an above-average exposure to manufacturing, particularly motor vehicle manufacturing, across much of the footprint will be a tailwind to growth within the footprint. To the extent remote working remains part of the post-pandemic landscape, states such as Florida, Georgia, Tennessee, Texas, and the Carolinas that have consistently benefited from above-average degrees of in-migration should continue to do so, which will provide support to the broader economies of these states.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of December 31, 2021. See the "Allowance" section for further information.
COVID-19 Pandemic
Following are select areas where the COVID-19 pandemic has impacted the Company.
As a certified SBA lender, Regions provided its customers with the loan process under the PPP Program funding ended in the second quarter of 2021 and the forgiveness process is ongoing. Regions originated PPP loans totaling approximately $6.2 billion, of which approximately 12,600 loans totaling approximately $748 million remain outstanding as of December 31, 2021.
As provided initially in the CARES Act passed into law on March 27, 2020, and subsequently extended through the Consolidated Appropriations Act signed into law on December 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020, through the earlier of 60 days after the end of the pandemic or January 1, 2022, are eligible for relief from TDR classification. These provisions precluded the majority of impacted loans from being classified as TDRs as of December 31, 2021.
Regions has experienced a modest increase in cyber events as a result of the COVID-19 pandemic, however the Company's layered control environment has effectively detected and prevented any material impact related to these events. Refer to the "Information Security" section for further detail.
2021 Results
Regions reported net income available to common shareholders of $2.4 billion, or $2.49 per diluted share, in 2021 compared to net income available to common shareholders from continuing operations of $1.0 billion, or $1.03 per diluted share, in 2020.
Net interest income (taxable-equivalent basis) totaled $4.0 billion in 2021 compared to $3.9 billion in 2020. The net interest margin (taxable-equivalent basis) was 2.85 percent in 2021, reflecting a 36 basis point decrease from 2020. The increase in net interest income was primarily driven by decreases in interest expense on deposits and long-term borrowings, the acquisition of EnerBank, and PPP income. These increases were partially offset by a decrease in interest income due to declines in loan balances and a continued decline in long-term interest rates. Net interest income continued to benefit from the Company's interest rate hedging strategy. The decline in net interest margin was primarily driven by continued elevated liquidity as evidenced by higher cash levels held at the Federal Reserve and the continued repricing of fixed-rate loan portfolios and the securities portfolio at lower market interest rates.
The benefit from credit losses totaled $524 million in 2021 compared to a provision for credit losses of $1.3 billion in 2020. The benefit from credit losses was lower than net charge-offs by $728 million in 2021. The significant decrease in the provision for credit losses was driven primarily by improvement in the economic outlook and strong credit performance. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Non-interest income was $2.5 billion in 2021 compared to $2.4 billion in 2020. The increase was driven by higher service charges on deposit accounts, card and ATM fees, capital markets income, investment management and trust fee income, investment services fee income and other miscellaneous income during 2021. These increases were partially offset by lower mortgage income and decreased gain on equity investment. See Table 4 "Non-Interest Income" for further details.

Non-interest expense was $3.7 billion in 2021 and $3.6 billion in 2020. The increase was driven by several expense categories, primarily salaries and employee benefits expense and equipment and software expense. These increases were partially offset by decreases in several categories, but primarily driven by lower branch consolidation and property and equipment charges. See Table 5 "Non-Interest Expense" for further details.
Regions' effective tax rate was 21.6 percent in 2021 compared to 16.8 percent in 2020. The effective tax rate is higher in 2021 due primarily to the impact of a consistent level of permanent income tax preferences having a proportionally lower impact on higher 2021 pre-tax income. See the "Income Taxes" section for further details.
For more information, refer to the following additional sections within this Form 10-K:
•"Operating Results" section of MD&A
•“Net Interest Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A
•“Interest Rate Risk” discussion within the “Risk Management” section of MD&A
Capital
Capital Actions
Regions was not required to participate in the 2021 CCAR. However, the Company voluntarily participated in the 2021 CCAR in part to have the Federal Reserve re-evaluate Regions' SCB. Effective October 1, 2021, Regions' SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 is floored at 2.5 percent.
During the third quarter of 2020, the Federal Reserve mandated that banks must not increase their quarterly per share common dividend which was subsequently extended through the second quarter of 2021. The mandate was lifted in the third quarter of 2021 and the Board approved a common stock increase from $0.155 to $0.17. On February 9, 2022, the Company declared a cash dividend for the first quarter of 2022 of $0.17 per share.
As part of the Company's capital plan, on April 21, 2021, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. In 2021 Regions repurchased approximately 20.8 million shares of common stock under this program, which reduced shareholders' equity by $467 million.
For more information, refer to the following additional sections within this Form 10-K:
•"Shareholders' Equity" discussion in MD&A
•"Regulatory Requirements" section of MD&A
•Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules maintain the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2021, Regions’ Tier 1 capital and Total capital ratios were estimated to be 11.03% and 12.74%, respectively.
The Basel III Rules also officially defined CET1. Regions' CET1 ratio at December 31, 2021 was estimated to be 9.57%.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•"Regulatory Requirements" section of MD&A
•Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements
Loan Portfolio and Credit
During 2021, total loans increased by $2.5 billion or 3.0 percent compared to 2020. The increase was primarily driven by an increase in the consumer portfolio of $2.0 billion, which largely reflected loans acquired through the Company's acquisition of EnerBank, offset by continued runoff in the other consumer—exit portfolios. The commercial portfolio increased $734 million, demonstrating significant growth and overcoming a $2.9 billion decrease in PPP loans during 2021. The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. In 2021, line utilization remained below pre-pandemic levels but reached an inflection point in the second quarter of 2021 and increased by year-end. Refer to the "Portfolio Characteristics" section for further discussion.
Net charge-offs totaled $204 million, or 0.24 percent of average loans, in 2021, compared to $512 million, or 0.58 percent in 2020, reflecting decreased net charge-offs in the commercial and industrial loan and non-real estate related consumer portfolios. The real estate-related consumer portfolios experienced net recoveries during 2021. The allowance was 1.79 percent of total loans, net of unearned income at December 31, 2021, a decrease from 2.69 percent at December 31, 2020. The coverage ratio of allowance to non-performing loans excluding held for sale was 349 percent at December 31, 2021, compared to 308 percent at December 31, 2020.
For more information, refer to the following additional sections within this Form 10-K:
•Adjusted Average Balances of Loans within the Table 1 "GAAP to Non-GAAP Reconciliations"
•"Portfolio Characteristics" section of MD&A
•“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A
•“Provision for Credit Losses” discussion within the “Operating Results” section of MD&A
•“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A
•Note 4 "Loans" to the consolidated financial statements
•Note 5 "Allowance for Credit Losses" to the consolidated financial statements
Liquidity
At the end of 2021, Regions Bank had $28.1 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 63 percent. Cash and cash equivalents at the parent company totaled $1.5 billion.
At December 31, 2021, the Company’s borrowing capacity with the Federal Reserve was $13.3 billion based on available collateral. Borrowing availability with the FHLB was $16.2 billion based on available collateral at the same date. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time.
Regions is required to conduct liquidity stress testing and measure its available sources of liquidity against minimums as established by Regions' internal liquidity policy. Regions was fully compliant with those requirements as of year-end.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•“Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A
•“Regulatory Requirements” section of MD&A
•“Liquidity” discussion within the “Risk Management” section of MD&A
•Note 11 "Borrowed Funds" to the consolidated financial statements

2022 Expectations

2022 Expectations
Category	Expectation
Total Adjusted Revenue (1)	Up 4-5%
Adjusted Non-Interest Expense	Up 3-4%
Adjusted Operating Leverage	Positive
Average Loans (2)	Up 4-5%
Net Charge-Offs / Average Loans	Approximately 25-35 basis points
Effective Tax Rate (3)	21-23%
CET1	Near the mid-point of a 9.25-9.75% operating range
______
(1) Included in the total adjusted revenue expectation is the expectation for capital markets to generate quarterly revenue in the $90 million to $110 million range, exclusive of the CVA/DVA adjustment, and expect to be near the lower end of the range in the first half of 2022 as new acquisitions are integrated and ramped-up. Also included in this expectation, the anticipated impact of newly announced non-sufficient funds and overdraft policy changes will result in 2022 service charges of approximately $600 million. Lastly, expect mortgage income to be lower in 2022, but remain a key component of fee revenue.
(2) Included in the average loan growth expectation is the expectation that the other consumer—exit portfolios will have a negative impact to average loans of approximately $700 million.
(3) Does not include the impact of potential tax legislation.
The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2022 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on operations for the years 2021 and 2020; in addition, financial information for prior years will also be presented when appropriate.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income as well as non-interest income sources. Net interest income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans, leases, investment securities and cash balances held at the FRB, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for credit losses and non-interest expenses such as salaries and employee benefits, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments, and other operating expenses, as well as income taxes.
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
Recent Acquisitions
On December 17, 2021, Regions entered into an agreement to acquire Clearsight Advisors, Inc., a leading-edge mergers and acquisitions firm headquartered in McLean, Virginia. The transaction closed on December 31, 2021.
On October 4, 2021, Regions entered into an agreement to acquire Sabal Capital Partners, LLC, a diversified financial services firm that facilitates lending in the small-balance commercial real estate market headquartered in Irvine, California. The transaction closed on December 1, 2021. Refer to the "Sabal Acquisition" section for more detail.

On June 8, 2021, Regions entered into an agreement to acquire EnerBank, a consumer lending institution specializing in home improvement lending headquartered in Salt Lake City, Utah. The transaction closed on October 1, 2021, and resulted in the addition of approximately $3.1 billion in loans to consumers. Refer to the "EnerBank Acquisition" section for more detail.
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
See Note 22 "Business Segment Information" to the consolidated financial statements for further information on Regions’ business segments.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted non-interest expense”, “adjusted non-interest income”, “adjusted total revenue” and “adjusted operating leverage ratio”. Regions believes that excluding certain items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results
•Presentations to investors of Company performance
•Metrics for incentive compensation
The adjusted operating leverage ratio (non-GAAP), which is a measure of productivity, is generally calculated as the year over year percentage change in adjusted total revenue on a taxable-equivalent basis less the year over year percentage change in adjusted total non-interest expense. Management uses this ratio to monitor performance and believes it provides meaningful information to investors. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP). Net interest income on a taxable-equivalent basis and non-interest income are added together to arrive at total revenue on a taxable-equivalent basis. Adjustments are made to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP). Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP).
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
The following table provides: 1) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 2) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), and 4) presentation of the operating leverage ratio (GAAP) and the adjusted operating leverage ratio (non-GAAP).

Table 1—GAAP to Non-GAAP Reconciliations

		Year Ended December 31
		2021	2020	2019
		(Dollars in millions,)
ADJUSTED OPERATING LEVERAGE RATIOS
Non-interest expense (GAAP)	A	$3,747	$3,643	$3,489
Adjustments:
Contribution to Regions Financial Corporation foundation		(3)	(10)	—
Professional, legal and regulatory expenses (1)		(15)	(7)	—
Branch consolidation, property and equipment charges		(5)	(31)	(25)
Loss on early extinguishment of debt		(20)	(22)	(16)
Salaries and employee benefits—severance charges		(6)	(31)	(5)
Acquisition expenses		—	(1)	—
Adjusted non-interest expense (non-GAAP)	B	$3,698	$3,541	$3,443
Net interest income (GAAP)	C	$3,914	$3,894	$3,745
Taxable-equivalent adjustment (GAAP)		44	48	53
Net interest income, taxable-equivalent basis (GAAP)	D	3,958	3,942	3,798
Non-interest income (GAAP)	E	$2,524	$2,393	$2,116
Adjustments:
Securities (gains) losses, net		(3)	(4)	28
Gains on equity investment (2)		(3)	(50)	—
Bank-owned life insurance (3)		(18)	(25)	—
Leveraged lease termination gains		(2)	(2)	(1)
Gain on sale of affordable housing residential mortgage loans (4)		—	—	(8)
Adjusted non-interest income (non-GAAP)	F	$2,498	$2,312	$2,135
Total revenue (GAAP)	C+E=G	$6,438	$6,287	$5,861
Adjusted total revenue (non-GAAP)	C+F=H	$6,412	$6,206	$5,880
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$6,482	$6,335	$5,914
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$6,456	$6,254	$5,933
Operating leverage ratio (GAAP) (5)		(0.55)%	2.71%	4.15%
Adjusted operating leverage ratio (non-GAAP) (5)		(1.23)%	2.56%	2.13%

 _________
(1)Amounts are professional and legal expenses related to acquisitions.
(2)The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter 2021.
(3)During the second quarter of 2021, the Company recognized an individual BOLI claim benefit. During the fourth quarter of 2020, the Company recognized a gain on the exchange of BOLI policies.
(4)In the first quarter of 2019, the Company sold $167 million of affordable housing residential mortgage loans for a gain of $8 million.
(5)Amounts have been calculated using whole dollar values.

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
On January 1, 2020, Regions adopted CECL, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. See Note 1 "Summary of Significant Accounting Policies" and Note 5 "Allowance for Credit Losses" to the consolidated financial statements for information about CECL adoption, areas of judgment and methodologies used in establishing the allowance.

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
In June 2021, the FRB released its estimated modeled credit losses for Regions based on the December 31, 2020 balance sheet. The FRB estimated credit losses in its severely adverse scenario of $5.3 billion, or 6.5 percent. See the Federal Reserve stress test disclosures at "Item 1. Business - Comprehensive Capital Analysis and Review and Stress Testing" for more information regarding their assumptions in this stress test.
It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, Regions estimated the allowance using a scenario that was 1 standard deviation unfavorable to the expected scenario for each macroeconomic variable. This unfavorable scenario resulted in an allowance approximately 10 percent higher than the allowance using the expected scenario.
Similar to the scenarios above, it is difficult to estimate how potential changes in credit risk factors might affect the overall allowance because of the wide variety of credit risk factors that are considered in estimating the allowance. Changes in risk ratings may not occur at the same rate and may not be consistent across product or industry types. Regions conducted a separate sensitivity analysis considering deteriorating conditions for commercial and investor real estate portfolio factors by stressing key portfolio drivers relative to the baseline portfolio conditions. Regions stressed risk ratings by one downgrade for commercial and investor real estate loans. This scenario generated an increase in the modeled allowance of approximately $148 million for the commercial and investor real estate portfolios.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily relationship assets, agency commercial real estate licenses, core deposit intangibles and purchased credit card relationships). Goodwill totaled $5.7 billion and $5.2 billion at December 31, 2021 and December 31, 2020, respectively. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for further discussion).
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
The Company completed its annual goodwill impairment test as of October 1, 2021, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry. After assessing the totality of the events and circumstances, the Company determined that it is more likely than not that the fair value of the Corporate Bank, Consumer Bank, and Wealth Management reporting units exceed their respective carrying values. Therefore, a quantitative impairment test was deemed unnecessary. Refer to Note 9 "Intangible Assets" to the consolidated financial statements for additional discussion of goodwill.
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a significant protraction in the current level of interest rates.
Other identifiable intangible assets, relationship intangible assets, agency commercial real estate licenses, core deposit intangibles and purchased credit card relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances which could impact the recoverability of the intangible asset. These events could include loss of customer relationships, loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated. As of December 31, 2021, the Company’s review indicated there was no impairment in the value of the intangible assets.
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the "Fair Value Measurements" section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $418 million at December 31, 2021. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in benchmark interest rates of 25 basis points and 50 basis points would reduce the December 31, 2021 fair value of residential MSRs by approximately 6 percent ($24 million) and 12 percent ($52 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2021 fair value of residential MSRs by approximately 5 percent ($21 million) and 9 percent ($38 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 16 percent, would result in a decline in the value of the residential MSRs by approximately $12 million.
The pro forma fair value analyses presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates and servicing costs. This sensitivity analysis does not reflect an expected outcome. Refer to Note 6 "Servicing of Financial Assets" to the consolidated financial statements for additional disclosure on residential mortgage servicing rights.
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
The Company’s estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates. Any changes, if they occur, can be significant to the Company’s consolidated financial position, results of operations or cash flows. See Note 19 "Income Taxes" to the consolidated financial statements for further details.
OPERATING RESULTS
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income (taxable-equivalent basis) increased by $16 million in 2021 compared to 2020. The increase in net interest income was driven primarily by higher hedge-related income, lower funding costs, a larger securities portfolio, the acquisition of EnerBank and increased PPP income. While PPP loan balances declined during the year, the fees related to loan forgiveness increased as the loan forgiveness process continued throughout 2021.

In 2021, interest rates remained near historic lows. Regions' asset yields were impacted by the low interest rate environment. In particular, the investment securities portfolio which contains significant residential fixed-rate exposure, declined in yield to 1.86 percent in 2021 from 2.34 percent in 2020. The yield decreased primarily due to reinvestment at lower yields, addition of new securities at lower yields, and higher premium amortization. The increase in premium amortization was driven by higher recognized premium from securities purchases combined with increased prepayment speeds.
The loan portfolio yield declined to 4.11 percent in 2021 from 4.15 percent in 2020. The Company's loan yields are primarily influenced by short-term interest rates such as 30-day LIBOR, which averaged 0.10 percent in 2021 compared to 0.52 percent in 2020. Notably the hedging program, which protects against lower short-term rates, contributed interest income of $426 million for all of 2021 compared to $260 million in 2020. This equates to a benefit of 0.50 percent to loan yields in 2021 compared to 0.30 percent in 2020. Additionally, continued reinvestment of fixed-rate loans at lower long-term interest rates throughout 2021 contributed to the yield decrease.
The Company's funding costs also declined in 2021 to 0.12 percent as compared to 0.31 percent in 2020. Deposit costs decreased to 5 basis points for 2021 compared to 16 basis points for 2020 due primarily to continued lower interest rates and active deposit cost management, coupled with a higher non-interest-bearing balance mix. The average long-term borrowing balance of $2.8 billion in 2021 was lower than 2020 due to the redemption of Parent and Bank senior notes, as well as early termination of FHLB secured funding sources. While the interest expense declined, the rate on these borrowings increased 96 basis points, primarily attributable to the remixing out of lower-cost FHLB funding. See the "Borrowed Funds" section and Note 11 "Borrowed Funds" to the consolidated financial statements for additional information.
Net interest margin decreased to 2.85 percent in 2021 from 3.21 percent in 2020. The decline was primarily driven by continued elevated liquidity in higher cash levels. Cash reduced net interest margin by 54 basis points in 2021 compared to 18 basis points in 2020.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.

Table 2 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 2—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2021			2020			2019
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$3	$—	0.14%	$—	$—	—%	$—	$—	—%
Debt securities (2)	28,604	533	1.86	24,837	582	2.34	24,274	643	2.65
Loans held for sale	1,219	37	3.06	932	28	2.95	450	17	3.75
Loans, net of unearned income (3)(4)	84,802	3,496	4.11	87,813	3,658	4.15	83,248	3,919	4.69
Interest-bearing deposits in other banks	22,810	30	0.13	7,688	9	0.13	666	16	2.41
Other earning assets(5)	1,289	29	2.23	1,382	33	2.37	1,536	54	3.49
Total earning assets	138,727	4,125	2.97	122,652	4,310	3.50	110,174	4,649	4.21
Unrealized gains/(losses) on securities available for sale, net (2)	623			935			(5)
Allowance for loan losses	(1,795)			(1,944)			(857)
Cash and due from banks	2,027			2,047			1,895
Other non-earning assets	14,687			14,405			13,903
	$154,269			$138,095			$125,110
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$13,867	19	0.13	$10,325	14	0.14	$8,719	14	0.16
Interest-bearing checking	25,128	8	0.03	21,522	35	0.16	18,772	125	0.67
Money market	30,615	8	0.03	27,877	51	0.18	24,637	167	0.68
Time deposits	5,253	29	0.56	6,432	76	1.18	7,632	123	1.61
Other deposits	2	—	1.20	252	4	1.58	784	18	2.26
Total interest-bearing deposits (6)	74,865	64	0.09	66,408	180	0.27	60,544	447	0.74
Federal funds purchased and securities sold under agreements to repurchase	12	—	0.19	46	1	1.18	227	5	2.28
Other short-term borrowings	—	—	—	797	9	1.13	2,014	48	2.35
Long-term borrowings	2,823	103	3.63	6,601	178	2.67	10,126	351	3.43
Total interest-bearing liabilities	77,700	167	0.21	73,852	368	0.50	72,911	851	1.17
Non-interest-bearing deposits(5)	55,838	—	—	44,386	—	—	33,869	—	—
Total funding sources	133,538	167	0.12	118,238	368	0.31	106,780	851	0.79
Net interest spread (2)			2.75			3.00			3.04
Other liabilities	2,525			2,469			2,245
Shareholders’ equity	18,201			17,382			16,082
Noncontrolling Interest	5			6			3
	$154,269			$138,095			$125,110
Net interest income/margin on a taxable-equivalent basis (7)		$3,958	2.85%		$3,942	3.21%		$3,798	3.45%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income includes net loan fees of $152 million, $75 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)Due to the impact of interest-bearing deposits in other banks on the balance sheet in 2021, other earning assets and interest-bearing deposits in other banks for prior periods have been revised to reflect the 2021 presentation.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.05%, 0.16% and 0.47% for the years ended December 31, 2021, 2020 and 2019, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 3 "Volume and Yield/Rate Variances" provides additional information with which to analyze the changes in net interest income.
Table 3— Volume and Yield/Rate Variances

	2021 Compared to 2020			2020 Compared to 2019
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Debt securities	$80	$(129)	$(49)	$15	$(76)	$(61)
Loans held for sale	8	1	9	15	(4)	11
Loans, including fees	(126)	(36)	(162)	206	(467)	(261)
Interest-bearing deposits in other banks	21	—	21	21	(28)	(7)
Other earning assets	(2)	(2)	(4)	(5)	(16)	(21)
Total earning assets	(19)	(166)	(185)	252	(591)	(339)
Interest expense on:
Savings	5	—	5	2	(2)	—
Interest-bearing checking	5	(32)	(27)	16	(106)	(90)
Money market	4	(47)	(43)	19	(135)	(116)
Time deposits	(12)	(35)	(47)	(17)	(30)	(47)
Other deposits	(3)	(1)	(4)	(10)	(4)	(14)
Total interest-bearing deposits	(1)	(115)	(116)	10	(277)	(267)
Federal funds purchased and securities sold under agreements to repurchase	—	(1)	(1)	(2)	(2)	(4)
Other short-term borrowings	(11)	2	(9)	(21)	(18)	(39)
Long-term borrowings	(124)	49	(75)	(106)	(67)	(173)
Total interest-bearing liabilities	(136)	(65)	(201)	(119)	(364)	(483)
Increase (decrease) in net interest income	$117	$(101)	$16	$371	$(227)	$144
______
Notes:
•The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
•The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.
The mix of earning assets can affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. Average earning assets in 2021 totaled $138.7 billion, an increase of $16.1 billion as compared to the prior year, primarily due to increases in interest-bearing deposits in other banks. See the "Cash and Cash Equivalents" and "Loans" sections for further details.
Average loans as a percentage of average earning assets were 61 percent and 72 percent in 2021 and 2020, respectively. The remaining categories of earning assets are shown in Table 2 "Consolidated Average Daily Balances and Yield/Rate Analysis". The proportion of average earning assets to average total assets, which was 90 percent in 2021 and 89 percent in 2020, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 56 percent in 2021 and 60 percent in 2020.

PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. During 2021, the benefit from credit losses totaled $524 million and net charge-offs were $204 million. This compares to a provision for credit losses of $1.3 billion and net charge-offs of $512 million in 2020.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 5 "Allowance for Credit Losses" to the consolidated financial statements.
NON-INTEREST INCOME
Table 4—Non-Interest Income

	Year Ended December 31			Change 2021 vs. 2020
	2021	2020	2019	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$648	$621	$729	$27	4.3%
Card and ATM fees	499	438	455	61	13.9%
Capital markets income	331	275	178	56	20.4%
Investment management and trust fee income	278	253	243	25	9.9%
Mortgage income	242	333	163	(91)	(27.3)%
Investment services fee income	104	84	79	20	23.8%
Commercial credit fee income	91	77	73	14	18.2%
Bank-owned life insurance	82	95	78	(13)	(13.7)%
Market valuation adjustments on employee benefit assets- other	20	12	11	8	66.7%
Gain on equity investment(1)	3	50	—	(47)	(94.0)%
Securities gains (losses), net	3	4	(28)	(1)	(25.0)%
Market valuation adjustments on employee benefit assets- defined benefit	—	—	5	—	NM
Other miscellaneous income	223	151	130	72	47.7%
	$2,524	$2,393	$2,116	$131	5.5%
_______
NM - Not Meaningful
(1) The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter 2021.
Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. The increase in 2021 compared to 2020 was the result of elevated spending in 2021 as the pace of economic activity accelerated through the year. While service charges revenue improved, changes to customer spending behaviors as a result of the pandemic, combined with future changes to overdraft and non-sufficient funds policies, are expected to keep service charges below pre-pandemic levels. See the "Executive Overview" section for details on expectations for service charges income in 2022.
Card and ATM Fees
Card and ATM fees include the combined amounts of credit card/bank card income and debit card and ATM related revenue. The increase in 2021 compared to 2020 was primarily driven by increased debit card spending and transaction volume.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that includes securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, M&A and other advisory services. The increase in 2021 compared to 2020 was primarily due to increases in revenue derived from loan syndications, securities underwriting and placement, M&A advisory services, and fees generated from the placement of permanent financing for real estate. See the "Executive Overview" section for details on expectations of capital markets income in 2022.

Investment Management and Trust Fee Income
Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. The increase in 2021 compared to 2020 was due to favorable market conditions and an increase in sales.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in 2021 compared to 2020 was due to a decline in loan refinance production and sales income from the record levels experienced in 2020. Losses on mortgage servicing rights and related economic hedges also contributed to the decline. See Note 6 "Servicing of Financial Assets" to the consolidated financial statements for more information.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during 2021 compared to 2020 due primarily to stronger financial advisor production and favorable market conditions.
Commercial Credit Fee Income
Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. Commercial credit fee income increased during 2021 compared 2020 primarily due to an increase in fees on unused commercial lines of credit. While line utilization at year-end had risen from the inflection point reached in the second quarter of 2021, overall line utilization remained below pre-pandemic levels.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance decreased in 2021 compared to 2020 due to a continued decline in crediting rates, as well as a gain associated with a policy exchange completed during the fourth quarter of 2020, which did not repeat in 2021. An individual BOLI claim benefit recognized in 2021 partially offset the year-over-year decrease.
Securities Gains (Losses), net
Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 6 "Debt Securities" section and Note 3 "Debt Securities" to the consolidated financial statements for more information.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets, both defined benefit and other, are the reflection of market value variations related to assets held for certain employee benefits. The adjustments are offset in salaries and benefits.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, income from SBIC investments, valuation adjustments to equity investments (other than the item listed separately in Table 4 above), commercial loan and leasing related income, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in 2021 compared to 2020 primarily due to increases in commercial loan and leasing related income generated from the 2020 acquisition of Ascentium, SBIC income and increases in the values of certain other equity investments.

NON-INTEREST EXPENSE
Table 5—Non-Interest Expense

	Year Ended December 31			Change 2021 vs. 2020
	2021	2020	2019	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$2,205	$2,100	$1,916	$105	5.0%
Equipment and software expense	365	348	325	17	4.9%
Net occupancy expense	303	313	321	(10)	(3.2)%
Outside services	156	170	189	(14)	(8.2)%
Marketing	106	94	97	12	12.8%
Professional, legal and regulatory expenses	98	89	95	9	10.1%
Credit/checkcard expenses	62	50	68	12	24.0%
FDIC insurance assessments	45	48	48	(3)	(6.3)%
Visa class B shares expense	22	24	14	(2)	(8.3)%
Loss on early extinguishment of debt	20	22	16	(2)	(9.1)%
Branch consolidation, property and equipment charges	5	31	25	(26)	(83.9)%
Provision (credit) for unfunded credit losses(1)	—	—	(6)	—	NM
Other miscellaneous expenses	360	354	381	6	1.7%
	$3,747	$3,643	$3,489	$104	2.9%
_______
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses presented within net interest income after provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2021 compared to 2020 primarily due to higher variable-based and incentive compensation associated with elevated fee income and better than expected credit performance. Also contributing to the increase for 2021 was an increase in 401(k) and other benefits expenses as a result of positive market valuation adjustments. Full-time equivalent headcount increased to 19,626 at December 31, 2021 from 19,406 at December 31, 2020, reflecting additions of approximately 620 associates from acquisitions in the fourth quarter of 2021 which were offset by declines in headcount throughout 2021 as a result of the continuing impact of the Company's efficiency initiatives implemented as part of its strategic priorities.
Outside Services
Outside services consists of expenses related to routine services provided by third parties, such as contract labor, servicing costs, data processing, loan pricing and research, data license purchases, data subscriptions, and check printing. Outside services decreased in 2021 compared to 2020 primarily due to Regions exiting a third party lending relationship.
Marketing
Marketing consists of advertising, market research, and public relations expenses. Marketing increased in 2021 compared to 2020 primarily due to costs incurred for advertising.
Professional, Legal and Regulatory Expenses
Professional legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased in 2021 compared to 2020 primarily due to professional fees incurred related to the acquisitions in the fourth quarter of 2021.
Credit/Checkcard Expenses
Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses increased in 2021 compared to 2020 primarily due to an increase in debit card fraud.

Loss on Early Extinguishment of Debt
In both 2020 and 2021, Regions redeemed or terminated early certain outstanding borrowings and incurred pre-tax charges associated with these transactions. See Note 11 "Borrowed Funds" to the consolidated financial statements for additional information.
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
INCOME TAXES
The Company’s income tax expense for the year ended 2021 was $694 million compared to income tax expense of $220 million for the same period in 2020, resulting in effective tax rates of 21.6% percent and 16.8% percent, respectively. The effective tax rate is higher in 2021 due primarily to a consistent level of permanent income tax preferences having a proportionally lower impact on higher 2021 pre-tax income.
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
At December 31, 2021, the Company reported a net deferred tax liability of $306 million compared to a net deferred liability of $505 million at December 31, 2020. The decrease in the net deferred tax liability was due principally to the decrease in unrealized gains in available for sale securities and derivative instruments, which was partially offset by a decrease in the deferred tax asset related to the allowance.
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. In determining whether a valuation allowance is necessary, Regions considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented.
Based on this evaluative process, the Company established a valuation allowance in the amount of $29 million at December 31, 2021 and $31 million at December 31, 2020 because the Company believes that a portion of state net operating loss carryforwards will not be utilized. Since Regions expects to realize the remaining federal and state deferred tax assets, no valuation allowance was deemed necessary against these deferred tax assets at December 31, 2021. See Note 1 "Summary of Significant Accounting Policies" and Note 19 "Income Taxes" to the consolidated financial statements for additional information about income taxes.
BALANCE SHEET ANALYSIS
The following sections provide expanded discussion of significant changes in certain line items in asset, liability, and shareholders' equity categories.
Cash and Cash Equivalents
At December 31, 2021, cash and cash equivalents totaled $29.4 billion compared to $18.0 billion at December 31, 2020. The increase was due primarily to an increase in cash on deposit with the FRB. Significant deposit growth was primarily driven by pandemic-related deposit inflows resulting in higher consumer account balances, and new account growth during 2021 contributed to elevated liquidity sources for the Company. Regions deployed some excess liquidity as opportunities existed given market interest rates, primarily through securities purchases and long-term borrowing extinguishment activities. See the "Borrowed Funds" and "Securities" sections for further details. The remaining excess liquidity is held at the FRB. See the "Liquidity" and "Deposits" sections for more information.

Debt Securities
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Regions’ investment policy emphasizes credit quality and liquidity. Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 95 percent of the investment portfolio at December 31, 2021. All other debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 5 percent of total debt securities at December 31, 2021. The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices.
The average life of the debt securities portfolio at December 31, 2021 was estimated to be 4.93 years, with a duration of approximately 4.25 years. These metrics compare with an estimated average life of 4.59 years, with a duration of approximately 4.0 years for the portfolio at December 31, 2020.
The increase in debt securities from year-end 2020 was primarily the result of the purchase of approximately $2.0 billion in U.S treasury securities, mortgage-backed securities and corporate and other debt securities during the second quarter of 2021, which was partially offset by decreases in market valuation driven by changes in interest rates.
See Note 3 "Debt Securities" to the consolidated financial statements for additional information.
Table 6 "Debt Securities" details the carrying values of debt securities, including both available for sale and held to maturity.
Table 6—Debt Securities

	2021	2020
	(In millions)
U.S. Treasury securities	$1,132	$183
Federal agency securities	92	105
Obligations of states and political subdivisions	4	—
Mortgage-backed securities:
Residential agency	19,319	19,611
Residential non-agency	1	1
Commercial agency	6,915	6,586
Commercial non-agency	536	586
Corporate and other debt securities	1,381	1,204
	$29,380	$28,276

Table 7 "Relative Contractual Maturities" details the contractual maturities of debt securities, including held to maturity and available for sale, and the related weighted-average yields.
Table 7— Relative Contractual Maturities

	Debt Securities Maturing as of December 31, 2021
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
U.S. Treasury securities	$104	$320	$700	$8	$1,132
Federal agency securities	7	—	—	85	92
Obligations of states and political subdivisions	—	—	—	4	4
Mortgage-backed securities:
Residential agency	—	135	962	18,222	19,319
Residential non-agency	—	—	1	—	1
Commercial agency	74	2,119	4,085	637	6,915
Commercial non-agency	—	—	—	536	536
Corporate and other debt securities	217	984	160	20	1,381
	$402	$3,558	$5,908	$19,512	$29,380
Weighted-average yield (1)	2.28%	2.18%	2.00%	1.88%	1.95%
_________
(1)The weighted-average yields are calculated on the basis of the yield to maturity based on the carrying value of each debt security. The yields presented in Table 2 are calculated based on the amortized cost of each debt security and yields earned throughout each year. Yields are calculated based on whole dollar amounts.
Loans Held For Sale
At December 31, 2021, loans held for sale totaled $1.0 billion, consisting of $680 million of residential real estate mortgage loans, $257 million of commercial loans, $53 million of consumer and other performing loans, and $13 million of non-performing loans. At December 31, 2020, loans held for sale totaled $1.9 billion, consisting of $1.4 billion of residential real estate mortgage loans, $460 million of commercial mortgage and other loans, and $6 million of non-performing loans. In the fourth quarter of 2020, Regions made the decision to sell a certain portfolio of $239 million commercial and industrial loans, which were reclassified to held for sale as of December 31, 2020. On June 1, 2021, Regions made the decision not to sell the respective loans, therefore the remaining balance of approximately $193 million was reclassified back into the held for investment portfolio. The levels of residential real estate and commercial mortgage loans held for sale that are part of the Company's mortgage originations to be sold fluctuate depending on the timing of origination and sale to third parties.
Loans
GENERAL
Loans, net of unearned income, represented 60 percent of interest-earning assets as of December 31, 2021, compared to 64 percent as of December 31, 2020. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity lines and loans, consumer credit card, other consumer—exit portfolios, and other consumer loans).

Table 8 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class as of December 31, 2021 and 2020 and Table 9 provides information on selected loan maturities as of December 31, 2021:
Table 8—Loan Portfolio

	2021	2020
	(In millions, net of unearned income)
Commercial and industrial	$43,758	$42,870
Commercial real estate mortgage—owner-occupied	5,287	5,405
Commercial real estate construction—owner-occupied	264	300
Total commercial	49,309	48,575
Commercial investor real estate mortgage	5,441	5,394
Commercial investor real estate construction	1,586	1,869
Total investor real estate	7,027	7,263
Residential first mortgage	17,512	16,575
Home equity lines	3,744	4,539
Home equity loans	2,510	2,713
Consumer credit card	1,184	1,213
Other consumer—exit portfolios	1,071	2,035
Other consumer	5,427	2,353
Total consumer	31,448	29,428
	$87,784	$85,266
Table 9— Loan Maturities

	Loans Maturing as of December 31, 2021
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(In millions)
Commercial and industrial	$6,439	$29,187	$6,900	$1,232	$43,758
Commercial real estate mortgage—owner-occupied	353	1,825	2,937	172	5,287
Commercial real estate construction—owner-occupied	14	63	152	35	264
Total commercial	6,806	31,075	9,989	1,439	49,309
Commercial investor real estate mortgage	1,974	3,262	205	—	5,441
Commercial investor real estate construction	276	1,308	2	—	1,586
Total investor real estate	2,250	4,570	207	—	7,027
Residential first mortgage	8	172	3,613	13,719	17,512
Home equity lines	126	1,110	2,503	5	3,744
Home equity loans	13	176	2,063	258	2,510
Consumer credit card	1,184	—	—	—	1,184
Other consumer—exit portfolios	44	599	428	—	1,071
Other consumer	212	2,155	1,596	1,464	5,427
Total consumer	1,587	4,212	10,203	15,446	31,448
	$10,643	$39,857	$20,399	$16,885	$87,784

Table 10- Loan Distribution by Rate Type
The following table shows the distribution of those loans with maturities greater than one year between predetermined and variable interest rate loans as of December 31, 2021:

	Predetermined Rate	Variable Rate (1)
	(In millions)
Commercial and industrial	$12,472	$24,847
Commercial real estate mortgage—owner-occupied	2,935	1,999
Commercial real estate construction—owner-occupied	168	82
Total commercial	15,575	26,928
Commercial investor real estate mortgage	262	3,205
Commercial investor real estate construction	4	1,306
Total investor real estate	266	4,511
Residential first mortgage	15,758	1,746
Home equity lines	—	3,618
Home equity loans	2,497	—
Other consumer—exit portfolios	1,027	—
Other consumer	4,990	225
Total consumer	24,272	5,589
	$40,113	$37,028
_________
(1)The lending reported in variable rate disclosure is based upon the rate in the underlying lending agreements. For some lending arrangements, Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay variable interest rate swaps and interest rate floors. The impact of hedging is not considered within this disclosure.
Loans, net of unearned income, totaled $87.8 billion at December 31, 2021, an increase of $2.5 billion from year-end 2020 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances increased year over year in the commercial and consumer portfolio segments but declined within the investor real estate portfolio segment. Within the consumer portfolio segment, the year over year balance increase is primarily attributable to $3.1 billion in loans associated with the acquisition of EnerBank. See the "Executive Overview" section for details on expectations of average loan growth in 2022.
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 8, explain changes in balances from the 2020 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4 "Loans" and Note 5 "Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $888 million or 2 percent since year-end 2020. The December 31, 2021 balance includes $748 million of PPP loans, a decrease of $2.9 billion compared to year-end 2020. While line utilization levels remain well below pre-pandemic levels, utilization levels slightly increased by the end of the year compared to the inflection point reached in the second quarter of 2021. Excluding PPP lending balances, commercial loan balances increased since year-end 2020 driven by growth in financial services, wholesale goods, utilities, and transportation and warehousing.
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

The following table provides detail of Regions' commercial portfolio balances in selected industries as of December 31:
Table 11—Commercial Industry Exposure

	2021
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,489	$1,141	$2,630
Agriculture	336	253	589
Educational services	2,975	948	3,923
Energy	1,361	2,678	4,039
Financial services	5,582	5,933	11,515
Government and public sector	2,845	526	3,371
Healthcare	3,918	2,270	6,188
Information	1,929	1,233	3,162
Manufacturing	4,629	4,270	8,899
Professional, scientific and technical services	2,235	1,409	3,644
Real estate (1)	7,343	7,720	15,063
Religious, leisure, personal and non-profit services	1,733	730	2,463
Restaurant, accommodation and lodging	1,658	433	2,091
Retail trade	2,247	2,307	4,554
Transportation and warehousing	3,030	1,538	4,568
Utilities	2,131	2,895	5,026
Wholesale goods	3,756	3,189	6,945
Other (2)	112	2,425	2,537
Total commercial	$49,309	$41,898	$91,207

	2020 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,605	$1,017	$2,622
Agriculture	424	332	756
Educational services	3,055	852	3,907
Energy	1,676	2,337	4,013
Financial services	4,416	4,905	9,321
Government and public sector	2,907	621	3,528
Healthcare	4,141	2,468	6,609
Information	1,699	1,096	2,795
Manufacturing	4,555	4,216	8,771
Professional, scientific and technical services	2,467	1,594	4,061
Real estate (1)	7,285	7,456	14,741
Religious, leisure, personal and non-profit services	1,966	810	2,776
Restaurant, accommodation and lodging	2,196	341	2,537
Retail trade	2,578	2,178	4,756
Transportation and warehousing	2,731	1,415	4,146
Utilities	1,829	2,758	4,587
Wholesale goods	3,050	3,303	6,353
Other (2)	(5)	1,774	1,769
Total commercial	$48,575	$39,473	$88,048
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans decreased $236 million in comparison to 2020 year-end balances.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $937 million in comparison to 2020 year-end balances. The increase in residential first mortgage loans was primarily driven by strong originations due to continued historically low market interest rates. Approximately $6.0 billion in new loan originations were retained on the balance sheet through the year ended December 31, 2021.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $795 million in comparison to 2020 year-end balances continuing the pace of decline experienced in the past several years as payoffs and paydowns outpaced production. Substantially all of this portfolio was originated through Regions’ branch network.
Beginning in December 2016, new home equity lines of credit have a 10-year draw period and a 20-year repayment term. During the 10-year draw period customers do not have an interest-only payment option, except on a very limited basis. From May 2009 to December 2016, home equity lines of credit had a 10-year draw period and a 10-year repayment term. Prior to May 2009, the predominant structure was a 20-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit.
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2021. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2022	$122	3.27%	$101	2.68%	$223
2023	90	2.40	67	1.79	157
2024	130	3.47	92	2.46	222
2025	130	3.47	139	3.73	269
2026	179	4.79	185	4.93	364
2027-2032	1,433	38.27	1,067	28.49	2,500
2032-2036	2	0.04	2	0.06	4
Thereafter	3	0.09	2	0.06	5
Total	$2,089	55.80%	$1,655	44.20%	$3,744
Home Equity Loans
Home equity loans are also secured by a first or second mortgage on the borrower's residence, are primarily originated as amortizing loans, and allow customers to borrow against the equity in their homes. Home equity loans decreased by $203 million in comparison to 2020 year-end balances. Substantially all of this portfolio was originated through Regions’ branch network.
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
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$5	$1	$—	$2	$1
Above 80% - 100%	1,667	6	8	16	4
80% and below	15,564	2,053	1,588	2,305	167
Data not available	276	29	59	11	4
	$17,512	$2,089	$1,655	$2,334	$176

	December 31, 2020
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$20	$4	$2	$5	$4
Above 80% - 100%	2,510	32	82	22	12
80% and below	13,790	2,417	1,888	2,452	207
Data not available	255	32	82	7	4
	$16,575	$2,485	$2,054	$2,486	$227

Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $29 million from year-end 2020.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $1.0 billion from year-end 2020.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $3.1 billion from year-end 2020 primarily due to the Company's acquisition of EnerBank in the fourth quarter of 2021.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for most consumer loans. For more information on credit quality indicators refer to Note 5 "Allowance for Credit Losses".
Allowance
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments.
The allowance totaled $1.6 billion as of December 31, 2021, compared to $2.3 billion at December 31, 2020, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 14 below for the quarters within and the years ended December

31, 2021, and 2020 to illustrate categories of changes in the allowance under CECL. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 14— Allowance Changes

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(In millions)
Allowance for credit losses, beginning balance	$1,499	$1,684	$2,068	$2,293
Initial allowance on acquired PCD loans	9	—	—	—
Net charge-offs	(44)	(30)	(47)	(83)
Provision (credit) over net charge-offs:
Economic outlook and adjustments	(51)	(91)	(265)	(130)
Changes in portfolio credit quality/uncertainty	(19)	(66)	(67)	(14)
Changes in specific reserves	(19)	(21)	(36)	(17)
Other portfolio changes (1)	40	23	31	19
Initial provision impact of non-PCD acquired loans(2)	159	—	—	—
Total provision over (less than) net charge-offs	66	(185)	(384)	(225)
Allowance for credit losses, ending balance	$1,574	$1,499	$1,684	$2,068

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(In millions)
Allowance for credit losses, beginning balance (as adjusted for change in accounting guidance on January 1, 2020) (3)	$2,425	$2,425	$1,665	$1,415
Initial allowance on acquired PCD loans	—	—	60	—
Net charge-offs	(94)	(113)	(182)	(123)
Provision (credit) over net charge-offs:
Economic outlook and adjustments	(137)	(22)	287	223
Changes in portfolio credit quality/uncertainty	147	115	382	42
Changes in specific reserves	(5)	52	(10)	36
Other portfolio changes (1)	(43)	(32)	147	72
Initial provision impact of non-PCD acquired loans(2)	—	—	76	—
Total provision over (less than) net charge-offs	(132)	—	700	250
Allowance for credit losses, ending balance	$2,293	$2,425	$2,425	$1,665

	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020
	(In millions)
Allowance for credit losses at January 1 (as adjusted for change in accounting guidance) (1)	$2,293	$1,415
Initial allowance on acquired PCD loans	9	60
Net charge-offs	(204)	(512)
Provision over net charge-offs:
Economic outlook and adjustments	(537)	351
Changes in portfolio credit quality/uncertainty	(166)	686
Changes in specific reserves	(93)	73
Other portfolio changes (1)	113	144
Initial provision impact of non-PCD acquired loans(2)	159	76
Total provision over (less than) net charge-offs	(728)	818
Allowance for credit losses at December 31	$1,574	$2,293
_________
(1)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs and changes in the mix of total outstanding loans. This line does not include PPP loans of $748 million, $1.5 billion, $2.9 billion, $4.3 billion, $3.6 billion, $4.6 billion and $4.5 billion as of December 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020 respectively, which are fully backed by the U.S. government and have an immaterial associated allowance.
(2)The balance for the twelve months ended December 31, 2021 includes $145 million related to the initial allowance for non-PCD loans acquired as a part of the fourth quarter 2021 EnerBank acquisition. The balance for the twelve months ended December 31, 2020 includes $64 million related to the initial allowance for non-PCD loans acquired as part of the second quarter 2020 Ascentium acquisition.
(3)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

Credit metrics are monitored throughout the quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. The fourth quarter of 2021 exhibited positive credit performance inclusive of the increased loans from Regions' fourth quarter acquisition of EnerBank. While total net charge-offs did increase $14 million, commercial and investor real estate criticized balances decreased approximately $149 million and classified balances decreased $41 million compared to the third quarter of 2021. Non-performing loans, excluding held for sale, and non-performing assets decreased approximately $79 million and $72 million, respectively, compared to the third quarter of 2021.
Regions' purchase of EnerBank included approximately $3.1 billion in loans that are included in Regions' other consumer loan portfolio, of which approximately 6% were considered to be PCD. Purchased loans that have experienced a more than insignificant deterioration in credit quality since origination are considered to be credit deteriorated. The EnerBank acquisition resulted in $168 million in additional allowance in the fourth quarter, of which $159 million was recorded through the provision for credit losses and the remaining $9 million was for acquired PCD loans and did not impact the provision for credit losses. See the "EnerBank Acquisition" section for more information.
Regions' December 2021 forecast was generally improved compared to the September 2021 forecast with continued increases in HPI and stable GDP growth; however a significant level of uncertainty remains. Regions' economic forecast utilized in the December 31, 2021 allowance estimate considered top-line real GDP growth, business investment in equipment and machinery, further vaccine distribution and ample liquidity. Additionally, mortgage LTVs are holding up well, but the rate of house price appreciation has begun to slow and continued moderation is expected through the forecast horizon. Ongoing supply chain bottlenecks, labor supply constraints, inflationary pressures and COVID-19 variants provide uncertainty. Refer to the Economic Environment in Regions' Banking Markets within the "Executive Overview" section for more information. Furthermore, Regions benchmarks its internal forecast with external forecasts and external data available.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of December 31, 2021. The unemployment rate is the most significant macroeconomic factor among the CECL models. Unemployment rates in the fourth quarter and the forecasted periods remained normalized.
Table 15— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		December 31, 2021
	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023
Real GDP, annualized % change	6.4%	4.0%	4.2%	4.0%	3.4%	2.6%	2.2%	2.1%	2.2%
Unemployment rate	4.4%	3.9%	3.8%	3.7%	3.7%	3.6%	3.6%	3.5%	3.5%
HPI, year-over-year % change	16.7%	14.0%	9.6%	6.0%	4.7%	4.7%	4.7%	4.5%	4.2%
S&P 500	4,570	4,643	4,697	4,760	4,833	4,892	4,940	4,987	5,036
The continued improvement in the economic outlook and positive credit performance during the quarter (described above) were significant drivers of the modeled decreases in the allowance, excluding the impact of EnerBank.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The December 31, 2021 general imprecision allowance was reduced compared to the third quarter of 2021, but continues to reflect management's caution with respect to the modeled reductions in the allowance given uncertainties such as concerns about new COVID-19 variants, lingering supply chain issues and inflation.
Based on the overall analysis performed, management deemed an allowance of $1.6 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of December 31, 2021.

Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 16 "Allowance for Credit Losses". Net charge-offs decreased $308 million year-over-year, primarily driven by a decline in net charge-offs in the commercial and industrial portfolio as a result of larger individual charge-offs during 2020 coupled with more recoveries in 2021. Additionally, the consumer real estate-related portfolios experienced net recoveries during 2021 and the other consumer-exit portfolios had less charge-offs in 2021 as those portfolios continue to wind down. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during 2022 and beyond. See the "Executive Overview" section for details on expectations for net charge-offs in 2022.
Table 16—Allowance for Credit Losses

	2021	2020	2019
	(Dollars in millions)
Allowance for loan losses at January 1	$2,167	$869	$840
Cumulative change in accounting guidance (1)	—	438	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	2,167	1,307	840
Loans charged-off:
Commercial and industrial	124	358	138
Commercial real estate mortgage—owner-occupied	3	10	11
Commercial real estate construction—owner-occupied	1	—	1
Commercial investor real estate mortgage	20	1	1
Commercial investor real estate construction	—	—	—
Residential first mortgage	2	6	4
Home equity lines	6	12	21
Home equity loans	1	3	5
Consumer credit card	43	58	67
Other consumer- exit portfolios	31	61	84
Other consumer	97	104	111
	328	613	443
Recoveries of loans previously charged-off:
Commercial and industrial	56	38	24
Commercial real estate mortgage—owner-occupied	3	5	5
Commercial real estate construction—owner-occupied	—	—	—
Commercial investor real estate mortgage	3	3	3
Commercial investor real estate construction	—	—	1
Residential first mortgage	5	3	3
Home equity lines	14	12	12
Home equity loans	4	3	4
Consumer credit card	11	10	9
Other consumer- exit portfolios	5	9	12
Other consumer	23	18	12
	124	101	85
Net charge-offs (recoveries):
Commercial and industrial	68	320	114
Commercial real estate mortgage—owner-occupied	—	5	6
Commercial real estate construction—owner-occupied	1	—	1
Commercial investor real estate mortgage	17	(2)	(2)
Commercial investor real estate construction	—	—	(1)
Residential first mortgage	(3)	3	1
Home equity lines	(8)	—	9
Home equity loans	(3)	—	1
Consumer credit card	32	48	58
Other consumer- exit portfolios	26	52	72
Other consumer	74	86	99
	204	512	358
Provision for loan losses	(493)	1,312	387
Initial allowance on acquired PCD loans	9	60	—
Allowance for loan losses at December 31	1,479	2,167	869

	2021	2020	2019
	(Dollars in millions)
Reserve for unfunded credit commitments at January 1	$126	$45	$51
Cumulative change in accounting guidance (1)	—	63	—
Reserve for unfunded credit commitments, as adjusted for change in accounting guidance	126	108	51
Provision (credit) for unfunded credit losses	(31)	18	(6)
Reserve for unfunded credit commitments at December 31	$95	$126	$45
Allowance for credit losses at December 31	$1,574	$2,293	$914
Loans, net of unearned income, outstanding at end of period	$87,784	$85,266	$82,963
Average loans, net of unearned income, outstanding for the period	$84,802	$87,813	$83,248

Net loan charge-offs (recoveries) as a % of average loans, annualized
Commercial and industrial	0.16%	0.71%	0.28%
Commercial real estate mortgage—owner-occupied	—%	0.09%	0.09%
Commercial real estate construction—owner-occupied	0.42%	0.27%	—%
Total commercial	0.14%	0.64%	0.26%
Commercial investor real estate mortgage	0.30%	(0.03)%	(0.04)%
Commercial investor real estate construction	—%	—%	(0.05)%
Total investor real estate	0.23%	(0.03)%	(0.04)%
Residential first mortgage	(0.02)%	0.02%	0.01%
Home equity- lines of credit	(0.20)%	(0.01)%	0.15%
Home equity- closed end	(0.11)%	0.01%	0.05%
Consumer credit card	2.83%	3.84%	4.44%
Other consumer- exit portfolios	1.70%	1.86%	1.69%
Other consumer	2.41%	3.26%	4.74%
Total	0.24%	0.58%	0.43%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.79%	2.69%	1.10%
Allowance for loan losses to loans, net of unearned income	1.69%	2.54%	1.05%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	349%	308%	180%
Allowance for loan losses to non-performing loans, excluding loans held for sale	328%	291%	171%
_______
(1)Regions adopted the CECL accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance as a reduction to retained earnings and an increase to deferred tax assets. See Note 1 for additional details.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 17—Allowance Allocation

	2021			2020
	Loan Balance	Allowance Allocation(1)	Allowance to Loans %(2)	Loan Balance	Allowance Allocation(1)	Allowance to Loans %(2)
	(Dollars in millions)
Commercial and industrial	$43,758	$613	1.4%	$42,870	$1,027	2.4%
Commercial real estate mortgage—owner-occupied	5,287	118	2.2	5,405	242	4.5
Commercial real estate construction—owner-occupied	264	9	3.5	300	24	8.0
Total commercial	49,309	740	1.5	48,575	1,293	2.7
Commercial investor real estate mortgage	5,441	77	1.4	5,394	167	3.1
Commercial investor real estate construction	1,586	10	0.6	1,869	30	1.6
Total investor real estate	7,027	87	1.2	7,263	197	2.7
Residential first mortgage	17,512	122	0.7	16,575	155	0.9
Home equity lines	3,744	83	2.2	4,539	122	2.7
Home equity loans	2,510	28	1.1	2,713	33	1.2
Consumer credit card	1,184	120	10.2	1,213	161	13.3
Other consumer—exit portfolios	1,071	64	6.0	2,035	124	6.1
Other consumer	5,427	330	6.1	2,353	208	8.9
Total consumer	31,448	747	2.4	29,428	803	2.7
Total	$87,784	$1,574	1.8%	$85,266	$2,293	2.7%

_____
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
Under Regions' COVID-19 deferral and forbearance programs, customer payments are deferred for a period of time, typically 90 days. Upon expiration of the deferral period, customers may apply for additional relief or resume making payments on their loans. Repayment plans for the deferrals differ depending on the loan type and repayment ability of the borrower. The CARES Act relief precluded the majority of these modifications from being classified as TDRs as of December 31, 2021.
Residential first mortgage, home equity, consumer credit card and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modifications were offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, if the existing terms are considered to be below market. Insignificant modifications are not considered TDRs. More detailed information is included in Note 5 "Allowance for Credit Losses" to the consolidated financial statements. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods ending December 31:
Table 18—Troubled Debt Restructurings

	2021		2020
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$81	$4	$77	$6
Investor real estate	1	—	44	1
Residential first mortgage	220	31	188	23
Home equity lines	28	3	35	5
Home equity loans	58	8	78	8
Consumer credit card	—	—	1	—
Other consumer	4	—	4	—
	392	46	427	43
Non-accrual status or 90 days past due and still accruing:
Commercial	87	14	124	18
Residential first mortgage	31	5	42	6
Home equity lines	2	—	2	—
Home equity loans	6	1	7	$1
	126	20	175	25
Total TDRs - Loans	$518	$66	$602	$68

TDRs- Held For Sale	—	—	1	—
Total TDRs	$518	$66	$603	$68

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
For the consumer portfolio, changes in TDRs are primarily due to additions from CAP modifications and outflows from payments and charge-offs. Given the types of concessions currently being granted under the CAP as detailed in Note 5 "Allowance for Credit Losses" to the consolidated financial statements, Regions does not expect that the market interest rate condition will be widely achieved. Therefore, Regions expects consumer loans modified through CAP to continue to be identified as TDRs for the remaining term of the loan.
Table 19—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2021		2020
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of year	$201	$44	$245	$33
Additions	115	71	252	40
Charge-offs	(12)	—	(67)	—
Other activity, inclusive of payments and removals(1)	(136)	(114)	(229)	(29)
Balance, end of year	$168	$1	$201	$44
_________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments. Additionally, it includes $16 million of commercial loans and $41 million of investor real estate loans refinanced or restructured as new loans and removed from TDR classification during 2021. During 2020, $21 million of commercial loans and $12 million of investor real estate loans were refinanced or restructured as new loans and removed from TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 20—Non-Performing Assets

	2021	2020
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$305	$418
Commercial real estate mortgage—owner-occupied	52	97
Commercial real estate construction—owner-occupied	11	9
Total commercial	368	524
Commercial investor real estate mortgage	3	114
Total investor real estate	3	114
Residential first mortgage	33	53
Home equity lines	40	46
Home equity loans	7	8
Total consumer	80	107
Total non-performing loans, excluding loans held for sale	451	745
Non-performing loans held for sale	13	6
Total non-performing loans(1)	464	751
Foreclosed properties	10	25
Total non-performing assets(1)	$474	$776
Accruing loans 90 days past due:
Commercial and industrial	$5	$7
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	6	8
Residential first mortgage(2)	74	99
Home equity lines	21	19
Home equity loans	12	13
Consumer credit card	12	14
Other consumer—exit portfolios	2	4
Other consumer	13	7
Total consumer	134	156
	$140	$164
Non-performing loans(1) to loans and non-performing loans held for sale	0.53%	0.88%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.54%	0.91%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to the GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $49 million at December 31, 2021 and $57 million at December 31, 2020.
Non-performing loans decreased during 2021 primarily driven by improvements in retail, energy, restaurant, accommodation, and lodging, as well as, administrative, support,and waste repair.
Economic trends such as interest rates, unemployment, inflation, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 21— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$524	$114	$107	$745
Additions	417	4	3	424
Net payments/other activity	(291)	(1)	(30)	(322)
Return to accrual	(141)	(1)	—	(142)
Charge-offs on non-accrual loans(2)	(114)	(19)	—	(133)
Transfers to held for sale(3)	(25)	(94)	—	(119)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of year	$368	$3	$80	$451

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2020
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$431	$2	$74	$507
Additions	797	121	35	953
Net payments/other activity	(261)	(8)	(2)	(271)
Return to accrual	(85)	—	—	(85)
Charge-offs on non-accrual loans(2)	(321)	—	—	(321)
Transfers to held for sale(3)	(19)	(1)	—	(20)
Transfers to real estate owned	(4)	—	—	(4)
Sales	(14)	—	—	(14)
Balance at end of year	$524	$114	$107	$745
________
(1)All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.
(2)Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)Transfers to held for sale are shown net of charge-offs of $7 million recorded upon transfer for both years ended December 31, 2021 and 2020, respectively.
Goodwill
Goodwill totaled $5.7 billion at December 31, 2021 and $5.2 billion at December 31, 2020. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements for the methodologies and assumptions used in the goodwill impairment analysis. Additionally, see the "EnerBank" and "Sabal" sections for details on goodwill recorded as a result of these acquisitions.
Deposits
Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and convenient branch locations and hours for its customers. Regions also serves customers through providing centralized, high-quality banking services and the Company's digital channels and contact center.
Deposits are Regions’ primary source of funds, providing funding for 94 percent of average earning assets in 2021 and 90 percent of average earning assets in 2020. Table 22 "Deposits" details year-over-year deposit balance growth on a period-ending basis. Total deposits at December 31, 2021 increased approximately $16.6 billion compared to year-end 2020 levels across all categories.
Deposit costs decreased to 5 basis points for 2021, compared to 16 basis points for 2020. The rate paid on interest-bearing deposits decreased to 9 basis points in 2021 compared to 27 basis points for 2020. The decrease in the rate paid on interest-bearing deposits during 2021 is largely due to the continued decline of short-term interest rates. Low deposit costs are driven primarily by the composition of the Company's deposit base, which includes a significant amount of low-cost and relatively small account balance consumer deposits. The deposit base composition is a key component of the Company's franchise value.

The following table summarizes deposits by category as of December 31:
Table 22—Deposits

	2021	2020
	(In millions)
Non-interest-bearing demand	$58,369	$51,289
Interest-bearing checking	28,018	24,484
Savings	15,134	11,635
Money market—domestic	31,408	29,719
Time deposits	6,143	5,341
Corporate treasury time deposits	—	11
	$139,072	$122,479
Non-interest-bearing demand deposits increased $7.1 billion to $58.4 billion at year-end 2021 due primarily to pandemic-related deposit inflows which impacted customer liquidity levels resulting in increased consumer customer deposit balances combined with new account growth. To a lesser degree, growth in non-interest-bearing demand deposits is due to an increase in deposits from business customers who continued to retain excess liquidity. Non-interest-bearing demand deposits accounted for approximately 42 percent of total deposits for both 2021 and 2020.
Interest-bearing checking deposits increased $3.5 billion to $28.0 billion and accounted for approximately 20 percent of total deposits for both 2021 and 2020. Savings accounts increased $3.5 billion to $15.1 billion at year-end 2021 and accounted for 11 percent of total deposits at year-end 2021 compared to 9 percent at year-end 2020. Money market accounts increased $1.7 billion to $31.4 billion at year-end 2021 and accounted for approximately 23 percent of total deposits at year-end 2021 compared to 24 percent at year-end 2020. As discussed above, the increase in interest-bearing checking, savings, and money market balances is due to continued excess liquidity as a result of the pandemic combined with new account growth.
Included in time deposits are certificates of deposit and individual retirement accounts. Time deposits increased $802 million to $6.1 billion at year-end 2021. In connection with the EnerBank acquisition, the Company acquired $2.8 billion of deposits including an immaterial deposit premium associated with the purchase, the majority of which were time deposits. See the "EnerBank Acquisition" section for more information. The increase associated with EnerBank was partially offset by maturities in the existing portfolio and continued under-utilization of time deposit accounts due to continued lower interest rates in 2021. Time deposits accounted for 4 percent of total deposits in both 2021 and 2020.
The amount of estimated uninsured deposits at December 31, 2021 and 2020, totaled $56.2 billion and $50.6 billion, respectively. The estimate of uninsured deposits was based upon methodologies used in the Company's Call Report. Time deposit accounts with balances of $250,000 or more totaled $571 million and $696 million at December 31, 2021 and 2020, respectively. The following table shows scheduled maturities of estimated uninsured time deposits as of December 31, 2021:
Table 23—Maturity of Uninsured Time Deposits

2021
(In millions)
Uninsured time deposits, maturing in:
3 months or less	$124
Over 3 through 6 months	109
Over 6 through 12 months	108
Over 12 months	145
$486
Borrowed Funds
Total long-term borrowings decreased approximately $1.2 billion to $2.4 billion at December 31, 2021. Throughout 2021, Regions redeemed four classes of senior notes totaling $1.6 billion in their entirety. In 2021, Regions also redeemed $97 million in note securitizations. The issuance of $650 million of parent senior notes due 2028 was a partial offset to the redemptions.
See Note 11 "Borrowed Funds" to the consolidated financial statements for further discussion of both short-term and long-term borrowings.

Ratings
    Table 24 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service Morningstar ("DBRS") as of December 31, 2021.
Table 24—Credit Ratings

As of December 31, 2021
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa2(1)	BBB+	AL
Subordinated debt	BBB	Baa2(1)	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A2(1)	A-	A
Senior unsecured debt	A-	Baa2(1)	BBB+	A
Subordinated debt	BBB+	Baa2(1)	BBB	AL
Outlook	Stable	U/R	Positive	Positive
_________
N/A - not applicable.
U/R - Outlook changed from Stable to Under Review.
(1) Indicates rating was under review for upgrade as of December 31, 2021. The ratings were subsequently upgraded in February of 2022.
On July 13, 2021, Fitch upgraded Regions' outlook from Stable to Positive citing improved credit quality and returns relative to peers. On November 22, 2021, DBRS upgraded Regions' outlook from Stable to Positive based on the company's diversified and strong franchise and balance sheet. On November 23, 2021, Moody's placed select ratings and the outlook for Regions and Regions Bank on review for upgrade. Additionally, Moody's changed the outlook for Regions and Regions Bank from Stable to Under Review.
Subsequent to year-end, Moody's upgraded the senior unsecured and subordinated debt ratings of Regions Financial Corporation to Baa1 from Baa2 and changed the outlook to Stable from Under Review. Additionally, Regions Bank's senior unsecured and subordinated debt ratings were upgraded to Baa1 from Baa2, and its long-term bank deposits rating was upgraded to A1 from A2. The upgrades reflect both the Company's improved core profitability and asset risk profile, as well as the strength of the Company's funding and liquidity position.
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
Shareholders' Equity
Shareholders’ equity was $18.3 billion at December 31, 2021 as compared to $18.1 billion at December 31, 2020. During 2021, net income increased shareholders' equity by $2.5 billion, cash dividends on common stock and cash dividends on preferred stock reduced shareholders' equity by $620 million and $108 million, respectively. Changes in AOCI decreased shareholders' equity by $1.0 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during 2021. The derivative instruments are hedges designed to protect net interest income in a low short-term interest rate environment, such as the one that currently exists. During the second quarter of 2021, the Company issued Series E preferred stock, which increased shareholders' equity by $390 million. During the second quarter of 2021, the Company also redeemed all of the outstanding shares of its Series A preferred stock, which decreased shareholders' equity by $500 million. Common stock repurchased during 2021 reduced shareholders' equity $467 million. These shares were immediately retired and therefore are not included in treasury stock.
See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional information.

REGULATORY REQUIREMENTS
CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and selected off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Under the Basel III Rules, Regions is designated as a standardized approach bank. Regions is a "Category IV" institution under the FRB's rules for tailoring enhanced prudential standards.
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL on regulatory capital requirements. The rule allows an addback to regulatory capital for the impacts of CECL for a two-year period. At the end of the two years, the impact is then phased-in over the following three years. The addback is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At December 31, 2021, the impact of the addback on CET1 was approximately $408 million or approximately 36 basis points. The phase-in will be approximately $100 million per year beginning in the first quarter of 2022. Assuming the same level of risk-weighted assets as of December 31, 2021, the phase-in will lower the CET1 ratio by approximately 10 basis points per year.
During the third quarter of 2020, and in connection with the results of its supervisory stress test released in June 2020, the Federal Reserve finalized Regions' SCB requirement for the fourth quarter of 2020 through the third quarter of 2021 at 3.0 percent. The 3.0 percent requirement represented the amount of capital degradation under the supervisory severely adverse scenario, inclusive of four quarters of planned common stock dividends. In the second quarter of 2021, Regions received the results of the Company's voluntary participation in 2021 CCAR. The FRB communicated that the Company exceeded all minimum capital levels under the supervisory stress test and the Company's SCB for the fourth quarter of 2021 through the third quarter of 2022 is floored at 2.5 percent.
See the "Executive Overview" section for details on expectations of a range for CET1 during 2022.
Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section. Additional discussion and a tabular presentation of the applicable holding company and bank regulatory capital requirements.is included in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements. Discussion of the final rule to provide relief for the initial capital decrease at adoption of CECL is included in the “Risk Factors” section.
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
See the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section for more information.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Given low market rates by historical standards, the Company focuses on a falling rate shock scenario where all rates fall to levels consistent with historical 12-month average rate minimums. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of December 31, 2021, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending December 2022.
The fourth quarter of 2021 continued the trend of balance sheet growth in low-cost deposits and cash balances held with the Federal Reserve observed throughout 2021. Retention of these balance sheet liquidity inflows is uncertain and some amount of the recent deposit growth may be more rate sensitive under a rising rate scenario. Therefore, additional sensitivity analysis focused on pandemic-related "surge" deposit pricing behavior and retention is outlined in Table 25.
The estimated exposure associated with the rising and falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. Currently, net interest income is projected to benefit from rising short-term interest rates (i.e. asset sensitive profile). An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves and 1 month LIBOR) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will only somewhat offset the change in asset yields. Further, the 12-month interest rate sensitivity will increase throughout 2022 driven by receive fixed hedge maturities that begin in the third quarter of 2022. Importantly, the potential to retain "surge" deposits with lower than expected repricing behavior represents an opportunity for further net interest income growth in the increasing rate scenario as well.
Net interest income remains exposed to intermediate yield curve tenors. While this was a headwind to net interest income during the pandemic, it represents a tailwind to net interest income growth as the yield curve rises, or steepens. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields higher on certain fixed rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall. Approximately 70% of fixed rate asset production is at the 5-year tenor point or shorter.
The interest rate sensitivity analysis presented below in Table 25 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates and industry liquidity, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. However, the behavior of pandemic-related "surge" deposits under a rising rate scenario is uncertain. Since year-end 2019, the last period-end free from the effects of COVID-19, deposit balances have increased by approximately $39 billion, exclusive of deposits acquired in the EnerBank acquisition, and approximately $25 billion of the increase was determined to be attributable to pandemic-related surge deposits. Therefore, Table 25 includes two balance sheet scenarios to help inform a potential range of outcomes. The first is an opportunity scenario, and assumes that these deposits behave more like stable, legacy balances, which is consistent with historical disclosures. The second scenario assumes that these depositors will be more sensitive to rate, requiring a higher interest rate in order to hold their balances with the bank. For this scenario, the projected "surge" deposit balance is approximately $25 billion. These deposits, including non-interest bearing products, are attributed with an approximate 70% repricing beta in rising rate scenarios. Importantly, the impact to net interest income under a changing rate environment is the same whether the "surge" deposit balances are held at a higher beta or the balances attrite and the funding is replaced with wholesale sources. Given the evolving nature of the environment, estimates have been conservatively derived. Should the balances remain with the Company longer or demonstrate less sensitivity to interest rates, there is potential for upside (e.g. the opportunity scenario). The disclosure in Table 25 does not prescribe a view as to the longevity of surge deposits on the balance sheet.
The behavior of deposit pricing in response to changes in interest rate levels is largely informed by analyses of prior rate cycles. In the base case scenario and falling rate scenarios in Table 25, interest-bearing deposit rates remain in the single digits. The deposit beta model is dynamic across both interest rate level and time. Currently, the Scenario One gradual +100 basis point shock outlined in the table below includes an approximate 20% to 25% interest-bearing deposit beta for legacy deposits. Again, the "surge" deposit interest-bearing deposit beta is bookended in each scenario, assuming legacy betas and a 75% beta, respectively. Deposit pricing outperformance or underperformance of 5% in that scenario would increase or decrease net interest income by approximately $31 million, respectively.
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
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 26 and its accompanying description. Importantly, outstanding receive-fixed cash flow hedges begin to mature in September 2022. The hedge maturity profile will begin to add asset sensitivity at a time when markets currently expect the FOMC to increase short-term interest rates.

Table 25—Interest Rate Sensitivity

	Scenario One: Estimated Annual Change in Net Interest Income December 31, 2021(1)(2)(3)	Scenario Two: Estimated Annual Change in Net Interest Income December 31, 2021(1)(2)(4)
	(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$482	$225
+ 100 basis points	263	134
- 100 basis points (floored)(5)	(134)	(134)

Instantaneous Change in Interest Rates
+ 200 basis points	$613	$297
+ 100 basis points	350	192
- 100 basis points (floored)(5)	(154)	(154)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)All cash flow hedges transacted are now fully reflected within the measurement horizon (see Table 27 for additional information regarding hedge start and maturity dates).
(3)Scenario assumes all deposits (including "surge" deposits) perform consistently with historical experiences.
(4)Scenario accounts for uncertainty in "surge" deposit balances. Assumes an approximate 70% beta on "surge" balances (approximately $25 billion projected "surge" deposit balance).
(5)The -100 basis point (floored) scenario represents a rate shock where all rates are floored at 12-month average historical lows.
Regions has established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equates to the lesser of the shock scenario amount, or a rate equal to the historical 12-month average minimum. For example, the 10 year Treasury yield falls to 81 basis points. Further, the scenarios presented do not allow for negative rates. The falling rate scenarios in Table 25 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
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
Regions has made use of interest rate swaps and floors in balance sheet hedging strategies to effectively convert a portion of its fixed-rate funding position to a variable-rate position, to effectively convert a portion of its fixed-rate debt securities available for sale portfolio to a variable-rate position, and to effectively convert a portion of its variable-rate loan portfolios to fixed-rate. Regions also uses derivatives to economically manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 26—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2021
	Notional Amount	Weighted-Average (1)
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed - debt securities available for sale	$6,500	1.0	0.8%	0.8%
Receive fixed/pay variable - borrowed funds	1,400	4.8	0.6	0.1
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable - floating-rate loans	20,650	1.8	0.8	0.1
Total derivatives designated as hedging instruments	$28,550
_________
(1)Variable rate indexes on hedge contracts reference a combination of short-term LIBOR benchmarks, primarily 1 month LIBOR.
During the fourth quarter of 2021, $6.5 billion of forward-starting, receive variable/pay fixed fair value hedges of debt securities available for sale were executed. These forward-starting fair value hedges begin in September 2022 and mature in December 2022 which adds interest rate exposure at the end of the third quarter of 2022. Also in the fourth quarter of 2021, the Company replaced $3.5 billion in interest rate floor cash flow hedge notional with similar maturity receive fixed/pay variable cash flow hedge notional. Additionally, $2.5 billion in receive fixed/pay variable cash flow hedge notional was terminated and replaced to shorten a portion of future hedge exposure and $150 million in receive fixed/pay variable cash flow hedge notional was added in lieu of securities portfolio reinvestment.
The following table presents the average asset hedge notional amounts that are active during each of the quarterly periods in 2022 and later annual periods. In the fourth quarter of 2022, $9.4 billion in receive fixed/pay variable swaps will mature, of which $2.0 billion mature on October 1, 2022, and all asset hedge notional amounts mature prior to the end of 2025.
Table 27—Schedule of Average Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended (1)				Years Ended
	3/31/2022	6/30/2022	9/30/2022	12/31/2022	2023	2024	2025
	(In millions)
Asset hedging relationships:
Receive fixed/pay variable swaps	$20,533	$20,650	$20,650	$16,988	$9,345	$6,484	$1,445
Receive variable/pay fixed swaps	—	—	1,060	5,299	—	—	—
Net receive fixed/pay variable swaps	$20,533	$20,650	$19,590	$11,689	$9,345	$6,484	$1,445
_________
(1)All cash flow hedges are reflected within the 12-month measurement horizon and included in income sensitivity levels as disclosed in Table 25.
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
See Note 20 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements for a tabular summary of Regions’ year-end derivatives positions and further discussion.
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
LIBOR TRANSITION
On March 5, 2021, the FCA announced that LIBOR will not be available for use after December 31, 2021. Further, existing contracts referencing 1-week or 2-month USD LIBOR settings must be remediated no later than December 31, 2021. Regions successfully remediated contracts referencing 1-week or 2-month USD LIBOR prior to December 31, 2021. Additionally, Regions ceased origination of all new LIBOR-based lending prior to December 31, 2021. Existing contracts referencing all other USD LIBOR settings must be remediated no later than June 30, 2023. Regions holds instruments that may be impacted by the discontinuance of LIBOR, including loans, investments, derivative products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. However, Regions' LIBOR exposure is primarily in settings other than 1-week or 2-month USD LIBOR. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff, with all relevant business lines and support groups engaged. As part of this program, the Company continues to identify, assess, and monitor risks associated with the discontinuation of LIBOR. Steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee. Regions is following industry efforts to develop alternative reference rates and is operationally ready to offer new benchmarks as they are adopted by regulatory agencies and industry groups.
Regions has taken proactive steps to facilitate the transition on behalf of customers, which include:
•The adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial products.
•The adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the U.S. regulators, ARRC, and GSEs.
•The discontinuation of LIBOR-based commercial lending prior to December 31, 2021, consistent with regulatory guidelines. The Company has already made preparations to provide multiple alternative rates based on market competition and demand. Regions has participated in, evaluated, or made preparations to lend with a number of other indexes, including SOFR, BSBY, and AMERIBOR.
Regions continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. Regions has also implemented processes to educate all client-facing associates and coordinate communications with customers regarding the transition.
As of December 31, 2021, Regions had approximately $34.2 billion of total outstanding commercial and investor real estate loans and approximately $930 million of total consumer loans that reference LIBOR. Regions also has securities within its investment portfolio of $317 million that reference LIBOR. Furthermore, as of December 31, 2021. Regions' Series B and C preferred stock had total carrying values of $433 million and $490 million, respectively and reference LIBOR when their dividend rate begins to float after 2023.
In the third quarter of 2020, Regions adopted temporary accounting relief for affected transactions that reference LIBOR. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for details.
MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a borrower, so that the borrower may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the residential MSR, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on the residential MSRs. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the needs of the Company and its customers. Regions’ goal in liquidity management is to maintain liquidity sources and reserves sufficient to satisfy the cash flow requirements of depositors and borrowers, under normal and stressed conditions. Accordingly, Regions maintains a variety of liquidity sources to fund its obligations, as further described below. Furthermore, Regions performs specific procedures, including scenario analyses and stress testing to evaluate and maintain appropriate levels of available liquidity in alignment with liquidity risk.
Regions' operation of its business provides a generally balanced liquidity base which is comprised of customer assets, consisting principally of loans, and funding provided by customer deposits and borrowed funds. Maturities in the loan portfolio provide a steady flow of funds, and are supplemented by Regions' relatively steady deposit base. See Note 4 "Loans", Note 10 "Deposits", and Note 11 "Borrowed Funds" to the consolidated financial statements for further discussion.
The securities portfolio also serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 3 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements. Cash reserves, liquid assets and secured borrowing capabilities (including borrowing capacity at the FHLB, as discussed below) aid in the management of liquidity in normal and stressed conditions, and/or meeting the need of contingent events such as obligations related to potential litigation (see Note 23 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements.) Liquidity needs can also be met by borrowing funds in national money markets, though Regions does maintain limits on short-term unsecured funding due to the volatility that can affect such markets.
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2021, Regions had approximately $28.1 billion in cash on deposit with the FRB and other depository institutions, an increase from approximately $16.4 billion at December 31, 2020, due to the significant increase in deposits associated with government programs offered in relation to COVID-19. The average balance held with the FRB was approximately $22.8 billion and $7.7 billion during 2021 and 2020, respectively. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of December 31, 2021, based on assets pledged as collateral on that date, was $13.3 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2021, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $16.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain eligible securities and loans as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding. Refer to Note 7 "Other Earning Assets" to the consolidated financial statements for additional information.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 11 "Borrowed Funds" to the consolidated financial statements for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments. See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional information.

In addition to the liquidity sources and obligations discussed above, the Company also has other contractual obligations, which include unused commitments to extend credit, property leases, employee benefit obligations, and commitments to fund low income housing tax partnerships. See Note 23 "Commitments, Contingencies and Guarantees", Note 13 "Leases", Note 17 "Employee Benefit Plans", and Note 2 "Variable Interest Entities" to the consolidated financial statements for further discussion regarding these obligations.
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.5 billion at December 31, 2021. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
For a discussion of the process and methodology used to calculate the allowance for credit losses refer to the “Critical Accounting Estimates and Related Policies” section found earlier in this report, Note 1 “Summary of Significant Accounting Policies” and Note 5 "Allowance for Credit Losses" to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 16 "Allowance for Credit Losses". Also, refer to Table 17 "Allowance Allocation" for details pertaining to management’s allocation of the allowance to each loan category.
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
INFORMATION SECURITY RISK
Regions faces information security risks, such as evolving and adaptive cyber-attacks that are conducted regularly against financial institutions in attempts to compromise or disable information systems. Such attempts have increased in recent years, and the trend is expected to continue for a number of reasons, including increases in technology-based products and services used by us and our customers, the growing use of mobile, cloud, and other emerging technologies, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
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
As a result of the COVID-19 pandemic, Regions has experienced a modest increase in cyber events, such as phishing attempts and malicious traffic from outside the U.S. However, the Company's layered control environment has effectively detected and prevented any material impact related to these events.
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
Regions participates in information sharing organizations such as FS-ISAC to gather and share information with peer banks and other financial institutions to better prepare and protect its information systems from attack. FS-ISAC is a nonprofit organization whose objective is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead made available to other members for the greater good of the membership. In addition to FS-ISAC, Regions is a member of BITS. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
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
Even when Regions successfully prevents cyber-attacks to its own network, the Company may still incur losses that result from customers' account information being obtained through breaches of retailers' networks that enable customer transactions. The related fraud losses, as well as the costs of re-issuing new cards, may impact Regions' financial results. In addition, Regions also relies on some vendors to provide certain business infrastructure components, and although Regions actively assesses and monitors the information security capabilities of these vendors, Regions' reliance on them may also increase exposure to information security risk.

In the event of a cyber-attack or other data breach, Regions may be required to incur significant expenses, including with respect to remediation costs, costs of implementing additional preventative measures, addressing any reputational harm and addressing any related regulatory inquiries or civil litigation arising from the event.
ACQUISITIONS
Ascentium
On April 1, 2020, Regions completed its acquisition of an equipment finance company Ascentium Capital, LLC. The acquisition gives Regions the ability to increase business loans and leases to small business customers using Ascentium's tech-enabled same-day credit decision and funding capabilities.
As a result of the acquisition Regions recorded approximately $2.4 billion of assets and assumed $1.9 billion of liabilities. Of the total assets acquired, $1.9 billion were loans and leases that are included in Regions' commercial and industrial loan portfolio. Of the liabilities assumed, $1.8 billion were long-term borrowings. Regions subsequently repaid a significant portion of the borrowings, which were extinguished as of December 31, 2021.
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
Regions recorded PCD loans of $873 million as a result of the acquisition, which was reflective of a nominal discount. Regions recorded an ALLL related to these loans of $60 million, which was included in the total acquired asset value as part of the acquisition. The non-credit discount related to Ascentium's PCD loans and the fair value mark on non-PCD loans which were immaterial.
In conjunction with the acquisition, Regions recognized goodwill of $348 million and other intangible assets. Intangible assets, comprised of trademarks, customer lists and other intangibles, were immaterial. Intangible assets will be amortized over the expected useful life of each recognized asset.
EnerBank
On October 1, 2021, Regions completed its acquisition of home improvement lender EnerBank. The acquisition of EnerBank allows Regions to provide customers with home improvement financing solutions using EnerBank's loan programs and digital solutions to support a wide range of home improvement needs.
As a result of the acquisition, Regions recorded approximately $3.3 billion of assets of which $3.1 billion were loans that are included in Regions' other consumer loan portfolio. Regions also assumed $2.8 billion of liabilities, consisting almost entirely of time deposits that the Company expects will attrite over time. The premiums recorded related to the acquired assets and assumed liabilities were immaterial.
Fair value estimates are considered preliminary as of December 31, 2021. Fair value estimates, including loans, intangible assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
Regions recorded PCD loans of $198 million as a result of the acquisition. Regions recorded an immaterial ALLL related to these loans, which was included in the total acquired asset value as part of the acquisition.
In conjunction with the acquisition, Regions recognized goodwill of $361 million and other intangible assets of $176 million. The other intangible assets were primarily comprised of customer relationship intangibles and will be amortized over the expected useful life of each recognized asset.
Sabal
On December 1, 2021, Regions completed its acquisition of Sabal, a financial services firm that leverages technology to facilitate off-balance-sheet lending in the small balance commercial real estate market.
As a result of the acquisition, Regions recorded approximately $360 million of assets, which included loans held for sale totaling $82 million, as well as a commercial mortgage servicing asset and securities that were immaterial. Regions also assumed $114 million of liabilities, consisting primarily of borrowings that were paid off following closing.
In conjunction with the acquisition, Regions recognized goodwill of $146 million and other intangible assets that were immaterial.
Fair value estimates are considered preliminary as of December 31, 2021. Fair value estimates, including acquired assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.

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
Regions’ Disclosure Review Committee, which includes representatives from the legal, tax, finance, risk management, accounting, investor relations, and treasury departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, treasury, and the business groups. The SEC Filings Review Committee provides a forum in which senior executives disclose to the CEO and CFO any known significant deficiencies or material weaknesses in Regions’ internal controls over financial reporting, and provide reasonable assurance that the financial statements and other contents of the Company’s Form 10-K and 10-Q filings are accurate, complete, and timely. As part of this process, certifications of internal control effectiveness are obtained from Regions’ associates who are responsible for maintaining and monitoring effective internal controls over financial reporting. These certifications are reviewed and presented to the CEO and CFO as support of the Company’s assessment of internal controls over financial reporting. The Form 10-K is presented to the Audit Committee of the Board of Directors for approval, and the Forms 10-Q are reviewed by the Audit Committee. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.
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
COMPARISON OF 2020 WITH 2019
Refer to the “2020 Results” and "Operating Results" sections of Management's Discussion and Analysis of the Annual Report on Form 10-K for the year ended December 31, 2020, for comparisons of 2020 with 2019.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
This information is set forth in the Risk Management section of Item 7 and is incorporated herein by reference.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the operations of EnerBank USA or Sabal Capital Partners LLC, which are included in the Company's 2021 consolidated financial statements. EnerBank USA constituted approximately 2 percent of both the Company's total assets and total liabilities as of December 31, 2021, and less than 1 percent of total revenue for the year then ended. Sabal Capital Partners LLC constituted less than 1 percent of the Company's total assets and total liabilities as of December 31, 2021 and less than 1 percent of total revenue for the year then ended.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of EnerBank USA or Sabal Capital Partners LLC, which are included in the 2021 consolidated financial statements. EnerBank USA constituted approximately 2 percent of both the Company’s total assets and total liabilities as of December 31, 2021, and less than 1 percent of the Company’s total revenue for the year then ended. Sabal Capital Partners LLC constituted less than 1 percent of the Company’s total assets and total liabilities as of December 31, 2021, and less than 1 percent of the Company’s total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of EnerBank USA or Sabal Capital Partners LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Birmingham, Alabama
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. As explained below, auditing the Company’s allowance for credit losses, including the adoption of the new accounting guidance, was a critical audit matter.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for credit losses
Description of the Matter	The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded commitments. As of December 31, 2021, the allowance for credit losses (ACL) was $1.6 billion. The provision for (benefit from) credit losses was ($524 million) for the year ended December 31, 2021. As discussed in Notes 1 and 5 to the consolidated financial statements, the ACL is established to absorb expected credit losses over the contractual life of the loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected losses is driven by loss forecasting models which utilize relevant quantitative information about historical experience, current conditions and the reasonable and supportable economic forecast that affects the collectability of the reported amount. Management’s estimate for the expected credit losses is established through these quantitative factors, as well as qualitative considerations to account for the imprecision inherent in the estimation process. As a result, management may adjust the ACL for the potential impact of qualitative factors through their established framework. Management’s qualitative framework provides for specific model and general imprecision adjustments for such factors as the economic forecast imprecision, potential model error imprecision, process imprecision and specific issues or events that management believes are not adequately captured in the modeled outcomes.

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

With respect to expected loss forecasting models, with the support of specialists, we evaluated the conceptual soundness of the model methodology and replicated a sample of models. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to supporting information.

Regarding the reasonable and supportable economic forecast, with the support of specialists, we assessed the forecasted economic scenario by, among other procedures, evaluating management’s methodology for developing the forecast and comparing a sample of key economic variables developed to external sources, historical and peer bank information.

With respect to the identification of qualitative factors, we evaluated the potential impact of imprecision in the quantitative models and hence the need to consider a qualitative adjustment to the ACL. Regarding measurement of the qualitative factors, we evaluated internal data utilized by management to estimate the appropriate level of the qualitative factors, as well as internal data produced by the Company’s Credit Review, Internal Audit and Model Validation groups, and external macroeconomic factors independently obtained during the audit.

We evaluated the overall ACL amount, including model estimates and qualitative factor adjustments, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio and unfunded credit commitments. We reviewed historical loss statistics, peer bank information, subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the ACL.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.

Birmingham, Alabama
February 24, 2022

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2021	2020
	(In millions, except share data)
Assets
Cash and due from banks	$1,350	$1,558
Interest-bearing deposits in other banks	28,061	16,398
Debt securities held to maturity (estimated fair value of $950 and $1,215 respectively)	899	1,122
Debt securities available for sale (amortized cost of $28,263 and $26,092, respectively)	28,481	27,154
Loans held for sale (includes $783 and $1,446 measured at fair value, respectively)	1,003	1,905
Loans, net of unearned income	87,784	85,266
Allowance for loan losses	(1,479)	(2,167)
Net loans	86,305	83,099
Other earning assets	1,187	1,217
Premises and equipment, net	1,814	1,897
Interest receivable	319	346
Goodwill	5,744	5,190
Residential mortgage servicing rights at fair value	418	296
Other identifiable intangible assets, net	305	122
Other assets	7,052	7,085
Total assets	$162,938	$147,389
Liabilities and Equity
Deposits:
Non-interest-bearing	$58,369	$51,289
Interest-bearing	80,703	71,190
Total deposits	139,072	122,479
Borrowed funds:
Long-term borrowings	2,407	3,569
Total borrowed funds	2,407	3,569
Other liabilities	3,133	3,230
Total liabilities	144,612	129,278
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,750,000 and 1,850,000 shares, respectively	1,659	1,656
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—982,940,601and 1,001,507,052 shares, respectively	10	10
Additional paid-in capital	12,189	12,731
Retained earnings	5,550	3,770
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income, net	289	1,315
Total shareholders’ equity	18,326	18,111
Total liabilities and equity	$162,938	$147,389
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2021	2020	2019
	(In millions, except per share data)
Interest income, including other financing income on:
Loans, including fees	$3,452	$3,610	$3,866
Debt securities	533	582	643
Loans held for sale	37	28	17
Other earning assets	59	42	70
Total interest income	4,081	4,262	4,596
Interest expense on:
Deposits	64	180	447
Short-term borrowings	—	10	53
Long-term borrowings	103	178	351
Total interest expense	167	368	851
Net interest income	3,914	3,894	3,745
Provision for (benefit from) credit losses (1)	(524)	1,330	387
Net interest income after provision for credit losses (1)	4,438	2,564	3,358
Non-interest income:
Service charges on deposit accounts	648	621	729
Card and ATM fees	499	438	455
Investment management and trust fee income	278	253	243
Capital markets income	331	275	178
Mortgage income	242	333	163
Securities gains (losses), net	3	4	(28)
Other	523	469	376
Total non-interest income	2,524	2,393	2,116
Non-interest expense:
Salaries and employee benefits	2,205	2,100	1,916
Net occupancy expense	303	313	321
Equipment and software expense	365	348	325
Other	874	882	927
Total non-interest expense	3,747	3,643	3,489
Income before income taxes	3,215	1,314	1,985
Income tax expense	694	220	403
Net income	$2,521	$1,094	$1,582
Net income available to common shareholders	$2,400	$991	$1,503
Weighted-average number of shares outstanding:
Basic	956	959	995
Diluted	963	962	999
Earnings per common share:
Basic	$2.51	$1.03	$1.51
Diluted	2.49	1.03	1.50
_________
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses is the sum of the provision for loans losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2021	2020	2019
	(In millions)
Net income	$2,521	$1,094	$1,582
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($2), ($2) and ($2) tax effect, respectively)	(5)	(6)	(5)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	5	6	5
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($212), $200 and $196 tax effect, respectively)	(629)	592	581
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $1, $1 and ($7) tax effect, respectively)	2	3	(21)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(631)	589	602
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($89), $363 and $123 tax effect, respectively)	(265)	1,077	367
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $108, $65 and ($6) tax effect, respectively)	318	195	(18)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(583)	882	385
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $46, ($36) and ($50) tax effect, respectively)	134	(108)	(150)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($16), ($11) and ($11) tax effect, respectively)	(49)	(36)	(32)
Net change from defined benefit pension plans and other post employment benefits, net of tax	183	(72)	(118)
Other comprehensive income (loss), net of tax	(1,026)	1,405	874
Comprehensive income	$1,495	$2,499	$2,456
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2019	1	$820	1,025	$11	$13,766	$2,828	$(1,371)	$(964)	$15,090
Cumulative effect from change in accounting guidance						2			2
Net income	—	—	—	—	—	1,582	—	—	1,582
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	874	874
Cash dividends declared	—	—	—	—	—	(582)	—	—	(582)
Preferred stock dividends	—	—	—	—	—	(79)	—	—	(79)
Net proceeds from issuance of 500 thousand shares of Series C, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	1	490	—	—	—	—	—	—	490
Common stock transactions:
Impact of share repurchases	—	—	(72)	(1)	(1,100)	—	—	—	(1,101)
Impact of stock transactions under compensation plans, net and other	—	—	4	—	19	—	—	—	19
BALANCE AT DECEMBER 31, 2019	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295
Cumulative effect from change in accounting guidance	—	—	—	—	—	(377)	—	—	(377)
Net income	—	—	—	—	—	1,094	—	—	1,094
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,405	1,405
Cash dividends declared	—	—	—	—	—	(595)	—	—	(595)
Preferred stock dividends	—	—	—	—	—	(103)	—	—	(103)
Net proceeds from issuance of 500 thousand shares of Series D, fixed to floating rate, non-cumulative perpetual preferred stock, including related surplus	—	346	—	—	—	—	—	—	346
Impact of stock transactions under compensation plans, net and other	—	—	3	—	46	—	—	—	46
BALANCE AT DECEMBER 31, 2020	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111
Net income	—	—	—	—	—	2,521	—	—	2,521
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,026)	(1,026)
Cash dividends declared	—	—	—	—	—	(620)	—	—	(620)
Preferred stock dividends	—	—	—	—	—	(108)	—	—	(108)
Preferred stock transactions:
Net proceeds from issuance of Series E preferred stock	—	390	—	—	—	—	—	—	390
Redemption of Series A preferred stock		(387)	—		(100)	(13)			(500)
Impact of common stock share repurchases	—	—	(21)	—	(467)	—	—	—	(467)
Impact of stock transactions under compensation plans, net and other	—	—	3	—	25	—	—	—	25
BALANCE AT DECEMBER 31, 2021	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2021	2020	2019
	(In millions)
Operating activities:
Net income	$2,521	$1,094	$1,582
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses (1)	(524)	1,330	387
Depreciation, amortization and accretion, net	371	421	426
Securities (gains) losses, net	(3)	(4)	28
Deferred income tax expense (benefit)	165	(158)	62
Originations and purchases of loans held for sale	(6,747)	(6,634)	(4,381)
Proceeds from sales of loans held for sale	7,728	5,865	4,144
(Gain) loss on sale of loans, net	(273)	(241)	(124)
Loss on early extinguishment of debt	20	22	16
Net change in operating assets and liabilities:
Other earning assets	13	313	158
Interest receivable and other assets	(231)	(246)	(347)
Other liabilities	(76)	459	453
Other	66	103	177
Net cash from operating activities	3,030	2,324	2,581
Investing activities:
Proceeds from maturities of debt securities held to maturity	222	209	148
Proceeds from sales of debt securities available for sale	83	304	5,372
Proceeds from maturities of debt securities available for sale	5,848	4,921	3,532
Purchases of debt securities available for sale	(8,360)	(8,956)	(8,102)
Net proceeds from (payments for) bank-owned life insurance	(2)	(1)	(8)
Proceeds from sales of loans	522	256	471
Purchases of loans	(1,314)	(1,558)	(1,561)
Net change in loans	1,481	546	859
Purchases of mortgage servicing rights	(72)	(59)	(24)
Net purchases of other assets	(91)	(134)	(178)
Payment for acquisition of businesses, net of cash received	(1,182)	(381)	—
Net cash from investing activities	(2,865)	(4,853)	509
Financing activities:
Net change in deposits	13,836	25,004	2,984
Net change in short-term borrowings	(102)	(2,050)	450
Proceeds from long-term borrowings	647	4,698	21,274
Payments on long-term borrowings	(1,779)	(10,918)	(25,926)
Cash dividends on common stock	(608)	(595)	(577)
Cash dividends on preferred stock	(108)	(103)	(79)
Net proceeds from issuance of preferred stock	390	346	490
Payment for redemption of preferred stock	(500)	—	—
Repurchases of common stock	(467)	—	(1,101)
Taxes paid related to net share settlement of equity awards	(22)	(8)	(29)
Other	3	(3)	—
Net cash from financing activities	11,290	16,371	(2,514)
Net change in cash and cash equivalents	11,455	13,842	576
Cash and cash equivalents at beginning of year	17,956	4,114	3,538
Cash and cash equivalents at end of year	$29,411	$17,956	$4,114
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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Regions Financial Corporation (“Regions” or the “Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located across the South, Midwest and Texas as well as delivering specialty capabilities nationwide. Regions is subject to the regulations of certain government agencies and undergoes periodic examinations by certain of those regulatory authorities.
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
During 2021, the Company adopted new accounting guidance related to several topics. All prior period amounts impacted by guidance that required retrospective application have been revised.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income, comprehensive income (loss), total assets or total shareholders’ equity as previously reported.
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Regions, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. Regions considers a voting rights entity to be a subsidiary and consolidates it if Regions has a controlling financial interest in the entity. VIEs are consolidated if Regions has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., Regions is the primary beneficiary). The determination of whether Regions is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs but in which Regions has more than minor influence over the operating and financial policies, are accounted for using the equity method of accounting. Investments in VIEs, where Regions is not the primary beneficiary of a VIE, are accounted for using either the proportional amortization method or the equity method of accounting. These investments are included in other assets. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured. Refer to Note 2 for additional disclosures regarding Regions’ significant VIEs.
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
The following table summarizes supplemental cash flow information for the years ended December 31:

	2021	2020	2019
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowed funds	$185	$408	$851
Income taxes, net	367	132	85
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	14	31	63
Loans transferred to loans held for sale	240	275	66
Loans held for sale transferred to loans	277	1	3
Properties transferred to held for sale	38	33	62

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
Subsequent activity related to the credit loss component (e.g. write-offs, recoveries) is recognized as part of the allowance for credit losses on debt securities available for sale. Securities held to maturity are evaluated under the allowance for credit losses model. For securities which have an expectation of zero nonpayment of the amortized cost basis (e.g. U.S. Treasury securities or agency securities), the expected credit loss is zero. Refer to Note 3 for further detail and information on securities.
LOANS HELD FOR SALE
Regions’ loans held for sale may include commercial loans, investor real estate loans, residential real estate mortgage loans and consumer loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Certain commercial loans held for sale where management has elected the fair value option are recorded at fair value. Gains and losses on commercial loans held for sale for which the fair value option has been elected are included in capital markets income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans that were originally recorded as held for investment to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs when credit related and non-interest expense or non-interest income (dependent on loan type) when not credit related and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis. Gains and losses on the sale of non-performing commercial and investor real estate loans are included in other non-interest expense. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment (or portfolio loans). Loans held for investment are carried at amortized cost (the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs). Regions elected to exclude accrued interest receivable balances from the amortized cost basis. Interest receivable is included as a separate line item on the balance sheet. Regions' loans balance is comprised of commercial, investor real estate and consumer loans. Interest income on all types of loans is accrued based on the contractual interest rate and the principal amount outstanding using methods that approximate the interest method, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the contractual or estimated lives of the related loans as an adjustment to the loans’ constant effective yield, which is included in interest income on loans. Direct financing, sales-type and leveraged leases are included within the commercial portfolio segment. See Note 4 for further detail and information on loans and Note 13 for further detail and information on leases.
Regions determines past due or delinquency status of a loan based on contractual payment terms.
Commercial and investor real estate loans are placed on non-accrual if any of the following conditions occur: 1) collection in full of contractual principal and interest is no longer reasonably assured (even if current as to payment status), 2) a partial charge-off has occurred, unless the loan has been brought current under its contractual terms (original or restructured terms) and the full originally contracted principal and interest is considered to be fully collectible, or 3) the loan is delinquent on any principal or interest for 90 days or more unless the obligation is secured by collateral having a net realizable value (estimated fair value less costs to sell) sufficient to fully discharge the obligation and the loan is in the legal process of collection. Factors considered regarding full collection include assessment of changes in borrower’s cash flow, valuation of underlying collateral, ability and willingness of guarantors to provide credit support, and other conditions. Charge-offs on commercial and investor real estate loans are primarily based on the facts and circumstances of the individual loan and occur when available information confirms the loan is not or will not be fully collectible. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Commercial and investor real estate loan relationships of $250,000 or less are subject to charge-off or charge down to estimated fair value at 180 days past due, based on collateral value. Certain equipment finance loans are subject to charge-off at 120 days past due.
Non-accrual and charge-off decisions for consumer loans are dictated by the FFIEC's Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. The charge-off process drives consumer non-accrual status. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on net loan to value exposure. For home equity loans and lines of credit in a second lien position, the evaluation is performed at 120 days past due. If a loan is secured by collateral having a net realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are generally charged-off at either 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards.
When loans are placed on non-accrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net loan fees/costs are discontinued. When a commercial or investor real estate loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on commercial and investor real estate loans placed on non-accrual status in the current year is charged against the allowance for loan losses. When a consumer loan is placed on non-accrual status, all uncollected interest accrued is reversed and charged to interest income due to immateriality. Interest collections on commercial and investor real estate non-accrual loans are applied as principal reductions. Interest collections on consumer non-accrual loans are recorded using the cash basis, due to immateriality.
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
The CAP was designed to evaluate potential consumer loan participants as early as possible in the life cycle of the troubled loan (as described in Note 5). Many of the modifications are finalized without the borrower ever reaching the applicable number of days past due, and therefore the loan may never be placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans.
As provided in the CARES Act passed into law on March 27, 2020, and subsequently extended through the Consolidated Appropriations Act signed into law on December 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020, through the earlier of 60 days after the end of the pandemic or January 1, 2022, were eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief are not considered TDRs.
ALLOWANCE
Regions adopted CECL on January 1, 2020, which replaced the incurred loss methodology to estimate the allowance with the expected loss methodology. Regions elected not to estimate an allowance on interest receivable balances because the Company has non-accrual polices in place that provide for the accrual of interest to cease on a timely basis when all contractual amounts due are not expected. Refer to Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding the accounting and reporting policies related to the incurred loss methodology.
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
RETDR
Regions individually identifies commercial and investor real estate loans for inclusion as RETDRs. The identification criteria are based on internal risk ratings and time to maturity. Regions typically does not identify consumer loans as RETDRs due to the insignificant time period between initial contact with a customer regarding a loan modification and when a TDR modification is consummated.
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
Refer to Note 5 for further discussion regarding the calculation of the allowance for credit losses.
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
Operating leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, within net occupancy expense in the consolidated statements of income. See Note 13 "Leases" for additional information.

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
Sales-type, direct financing, and leveraged leases are recorded within loans and operating leases are recorded within other earning assets on the consolidated balance sheet. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a constant effective yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment. See Note 13 "Leases" for additional information.
OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, marketable equity securities and operating lease assets. See Note 7 for additional information.
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
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets primarily include the following: 1) core deposit intangible assets, 2) relationship assets, 3) amounts capitalized related to the value of PCCR, and 4) agency commercial real estate licenses. Other identifiable intangibles assets are primarily amortized over their expected useful lives while agency commercial real estate licenses are non-amortizing.

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
Other identifiable intangible assets are reviewed at least annually (usually in the fourth quarter) for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, loss of relationships, significant losses of credit card or other types of acquired customer accounts and/or balances, increased competition, or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in non-interest expense and reduce the carrying amount of the asset.
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

Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions' related commercial MSRs are recorded in other assets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Regions periodically evaluates its commercial MSRs for impairment. Regions has a one-third loss share guarantee associated with the majority of the DUS servicing portfolio. The other two-thirds loss share guarantee is retained by Fannie Mae. The estimated fair value of the loss share guarantee is recorded in other liabilities.
Refer to Note 6 for further information on servicing of financial assets.
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
OTHER INVESTMENT ASSETS
Regions has investments of approximately $207 million and $162 million at December 31, 2021 and 2020, respectively, that are recognized in other assets and accounted for using either the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value.
Equity method investments consist primarily of investments in SBICs. Under the equity method of accounting, Regions records its proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of non-interest income. Dividends received or receivable from these investments are recorded as reductions to the carrying value of the investments. The net balances of equity method investments were approximately $136 million and $100 million at December 31, 2021 and 2020, respectively.
Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. Dividends received or receivable and observable price changes from these investments are included as components of other non-interest income.These investments consist primarily of investments in strategic partners and certain CRA projects. The carrying amounts of these investments at December 31, 2021 and 2020, were $71 million and $62 million, respectively.
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, options including interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In at least some cases, counterparties post collateral at a zero threshold regardless of credit rating. The majority of interest rate derivatives traded by Regions with dealing counterparties are subject to mandatory clearing through a central clearinghouse. The variation margin payments made for derivatives cleared through a central clearinghouse are legally characterized as settlements of the derivatives. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse.
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
Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in interest income or interest expense in the same income statement line item with the hedged item in the period in which the change in fair value occurs. To the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item, the difference is recognized. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable. Certain fair value hedges have been entered into using the last-of-layer method, which allows the Company to hedge the interest rate risk of prepayable financial assets by designating as the hedged item a stated amount of a closed portfolio that is not expected to be affected by prepayments, defaults or other factors impacting the timing and amount of cash flows.
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
SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock) units, restricted stock awards and performance stock units. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock units, restricted stock awards or performance stock units is determined based on the closing price of Regions common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is considered in calculating estimated forfeitures. Estimated forfeitures are adjusted when actual forfeitures differ from estimates, resulting in the recognition of compensation cost only for awards that vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in salaries and employee benefits expense in the period of the change in estimate. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, have expired, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock. Prior to 2021, Regions' sponsored plans also included stock options. Refer to Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2020, for additional information regarding the accounting and reporting policies related to stock options.
See Note 16 for further discussion and details of share-based payments.
EMPLOYEE BENEFIT PLANS
Regions uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flows during the year for calculating the expected investment return on all pension plan assets. At a minimum, amortization of the net gain or loss included in accumulated other comprehensive income resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. If amortization is required, the minimum amortization is that excess divided by the average remaining service period of active participating employees expected to receive benefits under the plans. Regions records the service cost component of net periodic pension and postretirement benefit cost in salaries and employee benefits expense. The other components of net periodic pension and postretirement benefit cost are recorded in other non-interest expense. Regions uses a third-party actuary to compute the remaining service period of active participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.
See Note 17 for further discussion and details of employee benefit plans.
REVENUE RECOGNITION
The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration Regions expects to be entitled to receive in exchange for those products or services. Related to contract costs, Regions expenses sales commissions and any related contract costs when incurred because the amortization period would be one year or less. Related to remaining performance obligations, Regions does not disclose the value of unsatisfied performance obligations for 1) contracts with an original expected length of one year or less and 2) contracts for which revenue is recognized at the amount to which Regions has the right to invoice for services performed.
Interest Income
The largest source of revenue for Regions is interest income. Interest income is recognized using the interest method driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts.
Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees, overdraft fees and other service charges. When a depositor presents an item for payment in excess of available funds, non-sufficient fund fees are earned when an item is returned unpaid, and overdraft fees are earned when Regions, at its discretion, provides the necessary funds to complete the transaction.
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
Commercial Credit Fee Income
Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. Regions recognizes revenue for letters of credit fees and unused commercial commitment fees over time.
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
Other Miscellaneous Income
Other miscellaneous income includes miscellaneous revenue from affordable housing, income from SBIC investments, valuation adjustments to equity investments, commercial loan and leasing related income, fees from safe deposit boxes, check fees, and other miscellaneous income including unusual gains. Regions recognizes the related fee or gain in a manner that reflects the timing of when transactions occur or as services are provided.

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
•Obligations of states and political subdivisions are generally based on data from third-party pricing services. The valuations are based on a market approach using observable inputs such as benchmark yields, relevant trade data, material event notices and new issue data. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.
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
Equity investments, which consist of the Company's holdings in equity investees that are traded on an active exchange, are valued using a quoted market price for a similar instrument in an active market, adjusted for marketability considerations; this valuation is a Level 2 measurement.
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
Other earning assets (excluding equity investments and operating leases): The carrying amounts reported in the consolidated balance sheets approximate the estimated fair values. While these instruments are not actively traded in the market, the majority of the inputs required to value them are actively quoted and can be validated through external sources. Accordingly, these are Level 2 valuations. The fair values of certain other earning assets are estimated using quoted market prices of identical instruments in active markets and are considered Level 1 measurements.
Deposits: The fair value of non-interest-bearing demand accounts, interest-bearing transaction accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates, and are considered Level 2 valuations.
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
Loan commitments and letters of credit: The fair value of these instruments is reasonably estimated by the carrying value of deferred fees plus the unfunded loan commitments reserve related to the creditworthiness of the counterparty. Because the valuation inputs are not observable in the market and are considered Company specific, these are Level 3 valuations.
See Note 21 for additional information related to fair value measurements.

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2021 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2021
ASU 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.
		January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	The amendments clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.	January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	The amendments in this Update were issued to clarify that entities should reevaluate at each reporting period whether callable debt securities are within the scope of the guidance in Topic 310-20, which requires the premium on such debt securities to be amortized to the next call date.	January 1, 2021	The adoption of this guidance did not have a material impact.
ASU 2020-10, Codification Improvements	This Update was issued to make minor technical corrections and improvements to the Codification as part of an ongoing FASB project to clarify guidance and correct inconsistent application of unclear guidance. The ASU codifies in Section 50 (Disclosure) of various Codification Topics the disclosure guidance that includes an option to provide certain information either on the face of the financial statements or in notes to the financial statements that was previously codified only in Section 45 (Other Presentation Matters). It also amends various Codification Topics to clarify guidance that may have been unclear when originally codified and that has resulted in inconsistent application.	January 1, 2021	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2021 (continued)
ASU 2021-01 Reference Rate Reform (Topic 848)	The Update was issued to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, would apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 are included to capture the incremental consequences of the scope refinement and to tailor the existing guidance to derivative instruments affected by the discounting transition.	The Update is effective upon issuance and can be applied through December 31, 2022	The adoption of this guidance did not have a material impact.
ASU 2021-06 Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946)	The FASB issued this Update to amend certain guidance pursuant to SEC rulemaking, including amendments to financial disclosures about acquired and disposed businesses and updates of statistical disclosures required for banking and savings loan registrants.	The Update is effective upon issuance	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	This Update simplifies accounting for convertible instruments by removing certain separation models. Additionally, it revises and clarifies guidance on the derivatives scope exception to make the exception easier to apply.	January 1, 2022	Regions adopted this guidance as of January 1, 2022 with no material impact.
ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)	The Update clarified how an issuer should account for modifications made to equity-classified written call options (i.e. a warrant to purchase the issuer’s common stock). The guidance in the Update requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.	January 1, 2022	Regions adopted this guidance as of January 1, 2022 with no material impact.
ASU 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments
The Board issued this ASU to amend the lessor lease classification guidance under Topic 842, Leases. Under the amendments, a lessor must classify a lease that includes variable lease payments that do not depend on an index or rate as an operating lease if it would otherwise be classified as a sales-type or direct financing lease and would result in the recognition of a selling loss at a lease commencement. The amendments address concerns raised during the FASB’s post implementation review that recognizing an immediate loss for these leases, as would otherwise be required
		January 1, 2022	Regions adopted this guidance as of January 1, 2022 with no material impact.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than using fair value. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts.	January 1, 2023 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

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
AFFORDABLE HOUSING TAX CREDIT INVESTMENTS
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Regions uses the proportional amortization method to account for these investments. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. See Note 1 for additional details. Additionally, Regions has loans or letters of credit commitments with certain limited partnerships. The funded portion of the loans and letters of credit are classified as commercial and industrial loans or investor real estate loans as applicable in Note 4.
A summary of Regions’ affordable housing tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2021	2020
	(In millions)
Affordable housing tax credit investments included in other assets	$1,045	$975
Unfunded affordable housing tax credit commitments included in other liabilities	348	249
Loans and letters of credit commitments	410	243
Funded portion of loans and letters of credit commitments	148	130

	2021	2020	2019
	(In millions)
Tax credits and other tax benefits recognized	$165	$164	$165
Tax credit amortization expense included in provision for income taxes	139	133	131
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2021 and 2020, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2021
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$370	$—	$(13)	$357	$20	$—	$377
Commercial agency	543	—	(1)	542	31	—	573
	$913	$—	$(14)	$899	$51	$—	$950

Debt securities available for sale:
U.S. Treasury securities	$1,137	$2	$(7)	$1,132			$1,132
Federal agency securities	94	1	(3)	92			92
Obligations of states and political subdivisions	4	—	—	4			4
Mortgage-backed securities:
Residential agency	18,873	287	(198)	18,962			18,962
Residential non-agency	1	—	—	1			1
Commercial agency	6,271	163	(61)	6,373			6,373
Commercial non-agency	532	4	—	536			536
Corporate and other debt securities	1,351	36	(6)	1,381			1,381
	$28,263	$493	$(275)	$28,481			$28,481

	December 31, 2020
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$554	$—	$(19)	$535	$34	$—	$569
Commercial agency	589	—	(2)	587	59	—	646
	$1,143	$—	$(21)	$1,122	$93	$—	$1,215

Debt securities available for sale:
U.S. Treasury securities	$178	$5	$—	$183			$183
Federal agency securities	102	3	—	105			105
Mortgage-backed securities:
Residential agency	18,455	625	(4)	19,076			19,076
Residential non-agency	1	—	—	1			1
Commercial agency	5,659	346	(6)	5,999			5,999
Commercial non-agency	571	15	—	586			586
Corporate and other debt securities	1,126	78	—	1,204			1,204
	$26,092	$1,072	$(10)	$27,154			$27,154
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $9.2 billion and $10.3 billion at December 31, 2021 and 2020, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements. There were no encumbered U.S. Treasury securities included within total pledged securities at December 31, 2021, compared to approximately $24 million at December 31, 2020.

The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$370	$377
Commercial agency	543	573
	$913	$950
Debt securities available for sale:
Due in one year or less	$325	$328
Due after one year through five years	1,289	1,304
Due after five years through ten years	855	860
Due after ten years	117	117
Mortgage-backed securities:
Residential agency	18,873	18,962
Residential non-agency	1	1
Commercial agency	6,271	6,373
Commercial non-agency	532	536
	$28,263	$28,481
The following tables present gross unrealized losses and the related estimated fair value of debt securities available for sale at December 31, 2021 and 2020. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S Treasury securities	$1,010	$(7)	$—	$—	$1,010	$(7)
Federal agency securities	63	(3)	—	—	63	(3)
Mortgage-backed securities:
Residential agency	$9,528	$(171)	$686	$(27)	$10,214	$(198)
Commercial agency	1,333	(29)	760	(32)	2,093	(61)
Corporate and other debt securities	444	(6)	—	—	444	(6)
	$12,378	$(216)	$1,446	$(59)	$13,824	$(275)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
Mortgage-backed securities:
Residential agency	$914	$(4)	$101	$—	$1,015	$(4)
Commercial agency	819	(6)	—	—	819	(6)
	$1,733	$(10)	$101	$—	$1,834	$(10)
The number of individual debt positions in an unrealized loss position in the tables above increased from 129 at December 31, 2020 to 479 at December 31, 2021. The increase in the number of securities and the total amount of gross unrealized losses was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss, other than those discussed below, represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for both 2021 and 2020, and are shown in the table below for 2019. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did identify a limited number of positions where impairment was believed to exist in 2019, as shown in the table below.

Year Ended December 31
2019
(In millions)
Gross realized gains	$16
Gross realized losses	(43)
Impairment	(1)
Securities gains (losses), net	$(28)

NOTE 4. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2021	2020
	(In millions)
Commercial and industrial	$43,758	$42,870
Commercial real estate mortgage—owner-occupied	5,287	5,405
Commercial real estate construction—owner-occupied	264	300
Total commercial	49,309	48,575
Commercial investor real estate mortgage	5,441	5,394
Commercial investor real estate construction	1,586	1,869
Total investor real estate	7,027	7,263
Residential first mortgage	17,512	16,575
Home equity lines	3,744	4,539
Home equity loans	2,510	2,713
Consumer credit card	1,184	1,213
Other consumer—exit portfolio (1)	1,071	2,035
Other consumer	5,427	2,353
Total consumer	31,448	29,428
Total loans, net of unearned income (2)	$87,784	$85,266
_________
(1)Regions ceased originating indirect vehicle lending in the second quarter of 2019 and decided not to renew a third party relationship in the fourth quarter of 2019.
(2)Loans are presented net of unearned income, unamortized discounts and premiums and deferred loan fees and costs of $630 million and $678 million at December 31, 2021 and 2020, respectively.
During 2021 and 2020, Regions purchased approximately $1.3 billion and $1.6 billion in other consumer, residential first mortgage and commercial and industrial loans from third parties, respectively. Purchases do not include loans obtained from acquisitions of businesses.
At December 31, 2021, $19.7 billion in net eligible loans held by Regions were pledged to secure current and potential borrowings from the FHLB. At December 31, 2021, an additional $17.5 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
See Note 13 for details regarding Regions’ investment in sales-type, direct financing, and leveraged leases included within the commercial and industrial loan portfolio.

NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. The methodology is described in Note 1. Additionally, refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2019, for a description of the methodology prior to the adoption of CECL on January 1, 2020.
As of December 31, 2021, Regions' total loans included $748 million of PPP loans. These loans are guaranteed by the Federal government and as the guarantee is not separable from the loans, Regions recorded an immaterial allowance on these loans.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
Macroeconomic factors utilized in the CECL loss models include, but are not limited to, unemployment rate, GDP, HPI and the S&P 500 index, with unemployment being the most significant macroeconomic factor within the CECL models. Regions' models are sensitive to changes in the economic scenario, specifically to the level of unemployment.
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2021, 2020 and 2019. The total allowance for loan losses and the related loan portfolio ending balance for the year ended 2019 is disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to 2020, the allowance for loan losses related to individually evaluated loans was attributable to allowances for non-accrual commercial and investor real estate loans and all TDRs ("impaired loans") and the allowance for loan losses related to collectively evaluated loans was attributable to the remainder of the portfolio. With the adoption of CECL on January 1, 2020, the impaired loan designation and disclosures related to impaired loans are no longer required.

	2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(445)	(87)	39	(493)
Initial allowance on acquired PCD loans	—	—	9	9
Loan losses:
Charge-offs	(128)	(20)	(180)	(328)
Recoveries	59	3	62	124
Net loan losses	(69)	(17)	(118)	(204)
Allowance for loan losses, December 31, 2021	682	79	718	1,479
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded credit losses	(39)	(6)	14	(31)
Reserve for unfunded credit commitments, December 31, 2021	58	8	29	95
Allowance for credit losses, December 31, 2021	$740	$87	$747	$1,574

	2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance (Note 1)	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	534	52	721	1,307
Provision for loan losses	927	129	256	1,312
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(368)	(1)	(244)	(613)
Recoveries	43	3	55	101
Net loan losses	(325)	2	(189)	(512)
Allowance for loan losses, December 31, 2020	1,196	183	788	2,167
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance (Note 1)	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020	77	17	14	108
Provision for (benefit from) unfunded credit losses	20	(3)	1	18
Reserve for unfunded credit commitments, December 31, 2020	97	14	15	126
Allowance for credit losses, December 31, 2020	$1,293	$197	$803	$2,293

	2019
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2019	$520	$58	$262	$840
Provision for (benefit from) loan losses	138	(16)	265	387
Loan losses:
Charge-offs	(150)	(1)	(292)	(443)
Recoveries	29	4	52	85
Net loan losses	(121)	3	(240)	(358)
Allowance for loan losses, December 31, 2019	537	45	287	869
Reserve for unfunded credit commitments, January 1, 2019	47	4	—	51
Provision for (benefit from) unfunded credit losses	(6)	—	—	(6)
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Allowance for credit losses, December 31, 2019	$578	$49	$287	$914
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$120	$4	$29	$153
Collectively evaluated for impairment	417	41	258	716
Total allowance for loan losses	$537	$45	$287	$869
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$537	$34	$381	$952
Collectively evaluated for impairment	45,302	6,523	30,186	82,011
Total loans evaluated for impairment	$45,839	$6,557	$30,567	$82,963
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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity lines, home equity loans, consumer credit card, other consumer—exit portfolios and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020. Other consumer loans include other revolving consumer accounts, indirect and direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2021 and 2020.
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
The disclosure of credit quality indicators for loan portfolio segments and classes, excluding loans held for sale, is presented by credit quality indicator by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2021 and 2020. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores.

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$11,098	$5,231	$3,711	$1,781	$1,625	$2,611	$15,794	$—	$(60)	$41,791
Special Mention	54	43	177	147	25	77	383	—	—	$906
Substandard Accrual	83	76	57	90	17	12	421	—	—	756
Non-accrual	70	22	45	9	11	15	133	—	—	305
Total commercial and industrial	$11,305	$5,372	$3,990	$2,027	$1,678	$2,715	$16,731	$—	$(60)	$43,758

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,404	$1,095	$671	$663	$381	$724	$122	$—	$(7)	$5,053
Special Mention	7	48	12	11	12	16	1	—	—	$107
Substandard Accrual	3	8	34	11	6	12	1	—	—	$75
Non-accrual	3	6	7	10	12	14	—	—	—	52
Total commercial real estate mortgage—owner-occupied:	$1,417	$1,157	$724	$695	$411	$766	$124	$—	$(7)	$5,287

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$68	$61	$24	$30	$20	$42	$1	$—	$—	$246
Special Mention	—	—	—	2	1	2	—	—	—	5
Substandard Accrual	—	—	—	2	—	—	—	—	—	2
Non-accrual	1	1	—	—	1	8	—	—	—	11
Total commercial real estate construction—owner-occupied:	$69	$62	$24	$34	$22	$52	$1	$—	$—	$264
Total commercial	$12,791	$6,591	$4,738	$2,756	$2,111	$3,533	$16,856	$—	$(67)	$49,309

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,783	$808	$900	$580	$144	$95	$487	$—	$(4)	$4,793
Special Mention	23	84	223	21	1	9	—	—	—	361
Substandard Accrual	52	85	94	31	15	—	7	—	—	284
Non-accrual	—	—	—	1	—	2	—	—	—	3
Total commercial investor real estate mortgage	$1,858	$977	$1,217	$633	$160	$106	$494	$—	$(4)	$5,441

Commercial investor real estate construction:
Risk Rating:
Pass	$135	$343	$404	$82	$1	$1	$593	$—	$(11)	$1,548
Special Mention	—	12	26	—	—	—	—	—	—	38
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$135	$355	$430	$82	$1	$1	$593	$—	$(11)	$1,586
Total investor real estate	$1,993	$1,332	$1,647	$715	$161	$107	$1,087	$—	$(15)	$7,027

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Residential first mortgage:
FICO scores
Above 720	$4,020	$5,280	$1,106	$426	$612	$2,601	$—	$—	$—	$14,045
681-720	449	366	108	57	69	353	—	—	—	1,402
620-680	246	161	78	50	44	378	—	—	—	957
Below 620	39	58	49	47	47	451	—	—	—	691
Data not available	56	46	20	7	11	111	9	—	157	417
Total residential first mortgage	$4,810	$5,911	$1,361	$587	$783	$3,894	$9	$—	$157	$17,512

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$2,761	$49	$—	$2,810
681-720	—	—	—	—	—	—	380	12	—	392
620-680	—	—	—	—	—	—	254	11	—	265
Below 620	—	—	—	—	—	—	132	8	—	140
Data not available	—	—	—	—	—	—	105	5	27	137
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,632	$85	$27	$3,744

Home equity loans
FICO scores
Above 720	$544	$320	$155	$144	$217	$588	$—	$—	$—	$1,968
681-720	82	35	26	22	23	71	—	—	—	259
620-680	34	14	13	12	15	59	—	—	—	147
Below 620	6	3	6	7	11	46	—	—	—	79
Data not available	2	3	3	4	5	22	—	—	18	57
Total home equity loans	$668	$375	$203	$189	$271	$786	$—	$—	$18	$2,510

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$675	$—	$—	$675
681-720	—	—	—	—	—	—	240	—	—	240
620-680	—	—	—	—	—	—	194	—	—	194
Below 620	—	—	—	—	—	—	81	—	—	81
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,198	$—	$(14)	$1,184

Other consumer—exit portfolios:
FICO scores
Above 720	$—	$—	$157	$318	$135	$81	$—	$—	$—	$691
681-720	—	—	47	71	32	20	—	—	—	170
620-680	—	—	28	50	24	17	—	—	—	119
Below 620	—	—	10	31	16	13	—	—	—	70
Data not available	—	—	2	5	4	3	—	—	7	21
Total Other consumer- exit portfolios	$—	$—	$244	$475	$211	$134	$—	$—	$7	$1,071

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Other consumer:
FICO scores
Above 720	$1,555	$844	$543	$222	$66	$76	$116	$—	$—	$3,422
681-720	381	203	131	58	19	18	56	—	—	866
620-680	232	125	72	37	15	13	40	—	—	534
Below 620	66	50	33	20	8	7	17	—	—	201
Data not available	62	7	156	91	4	4	2	—	78	404
Total other consumer	$2,296	$1,229	$935	$428	$112	$118	$231	$—	$78	$5,427
Total consumer loans	$7,774	$7,515	$2,743	$1,679	$1,377	$4,932	$5,070	$85	$273	$31,448
Total Loans	$22,558	$15,438	$9,128	$5,150	$3,649	$8,572	$23,013	$85	$191	$87,784

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$12,260	$6,115	$3,550	$2,413	$1,166	$2,493	$12,138	$—	$(39)	$40,096
Special Mention	133	250	376	84	5	48	722	—	—	1,618
Substandard Accrual	41	50	78	55	20	4	490	—	—	738
Non-accrual	42	59	97	20	23	19	158	—	—	418
Total commercial and industrial	$12,476	$6,474	$4,101	$2,572	$1,214	$2,564	$13,508	$—	$(39)	$42,870

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,379	$882	$913	$547	$401	$801	$140	$—	$(3)	$5,060
Special Mention	18	31	23	22	10	44	6	—	—	154
Substandard Accrual	3	38	16	16	4	15	2	—	—	94
Non-accrual	14	23	19	21	6	14	—	—	—	97
Total commercial real estate mortgage—owner-occupied:	$1,414	$974	$971	$606	$421	$874	$148	$—	$(3)	$5,405

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$61	$75	$39	$24	$24	$40	$9	$—	$—	$272
Special Mention	1	—	—	2	2	—	—	—	—	5
Substandard Accrual	—	3	1	3	4	3	—	—	—	14
Non-accrual	—	—	—	1	—	8	—	—	—	9
Total commercial real estate construction—owner-occupied:	$62	$78	$40	$30	$30	$51	$9	$—	$—	$300
Total commercial	$13,952	$7,526	$5,112	$3,208	$1,665	$3,489	$13,665	$—	$(42)	$48,575

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,663	$1,243	$1,137	$252	$65	$162	$332	$—	$(5)	$4,849
Special Mention	5	77	76	15	—	7	—	—	—	180
Substandard Accrual	69	114	57	—	2	9	—	—	—	251
Non-accrual	—	44	1	—	—	1	68	—	—	114
Total commercial investor real estate mortgage	$1,737	$1,478	$1,271	$267	$67	$179	$400	$—	$(5)	$5,394

Commercial investor real estate construction:
Risk Rating:
Pass	$224	$601	$266	$1	$—	$1	$679	$—	$(11)	$1,761
Special Mention	30	36	31	—	—	—	9	—	—	106
Substandard Accrual	1	1	—	—	—	—	—	—	—	2
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$255	$638	$297	$1	$—	$1	$688	$—	$(11)	$1,869
Total investor real estate	$1,992	$2,116	$1,568	$268	$67	$180	$1,088	$—	$(16)	$7,263

Residential first mortgage:
FICO scores
Above 720	$5,564	$1,738	$809	$1,023	$1,279	$2,709	$—	$—	$—	$13,122
681-720	525	189	103	112	113	360	—	—	—	1,402
620-680	211	100	73	64	67	404	—	—	—	919
Below 620	31	44	50	51	60	499	—	—	—	735
Data not available	52	23	13	16	15	126	10	—	142	397
Total residential first mortgage	$6,383	$2,094	$1,048	$1,266	$1,534	$4,098	$10	$—	$142	$16,575

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$3,334	$45	$—	$3,379
681-720	—	—	—	—	—	—	492	10	—	502
620-680	—	—	—	—	—	—	319	11	—	330
Below 620	—	—	—	—	—	—	181	7	—	188
Data not available	—	—	—	—	—	—	107	3	30	140
Total home equity lines	$—	$—	$—	$—	$—	$—	$4,433	$76	$30	$4,539

Home equity loans
FICO scores
Above 720	$417	$251	$233	$325	$304	$580	$—	$—	$—	$2,110
681-720	57	40	35	39	37	76	—	—	—	284
620-680	21	17	19	22	25	65	—	—	—	169
Below 620	2	7	9	13	15	52	—	—	—	98
Data not available	1	2	2	4	5	17	—	—	21	52
Total home equity loans	$498	$317	$298	$403	$386	$790	$—	$—	$21	$2,713

	December 31, 2020
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2020	2019	2018	2017	2016	Prior
	(In millions)
Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$667	$—	$—	$667
681-720	—	—	—	—	—	—	255	—	—	255
620-680	—	—	—	—	—	—	208	—	—	208
Below 620	—	—	—	—	—	—	91	—	—	91
Data not available	—	—	—	—	—	—	7	—	(15)	(8)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,228	$—	$(15)	$1,213

Other consumer- exit portfolios:
FICO scores
Above 720	$—	$256	$555	$258	$152	$71	$—	$—	$—	$1,292
681-720	—	79	127	57	34	17	—	—	—	314
620-680	—	46	92	47	30	15	—	—	—	230
Below 620	—	16	58	35	29	16	—	—	—	154
Data not available	—	3	6	8	5	4	—	—	19	45
Total other consumer- exit portfolios	$—	$400	$838	$405	$250	$123	$—	$—	$19	$2,035

Other consumer:
FICO scores
Above 720	$506	$646	$226	$47	$7	$3	$117	$—	$—	$1,552
681-720	100	143	59	11	1	1	52	—	—	367
620-680	43	59	28	7	1	—	42	—	—	180
Below 620	12	20	12	3	1	—	19	—	—	67
Data not available	46	1	1	—	—	1	3	—	135	187
Total other consumer	$707	$869	$326	$68	$10	$5	$233	$—	$135	$2,353
Total consumer loans	$7,588	$3,680	$2,510	$2,142	$2,180	$5,016	$5,904	$76	$332	$29,428
Total Loans	$23,532	$13,322	$9,190	$5,618	$3,912	$8,685	$20,657	$76	$274	$85,266
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and industrial lending includes PPP lending in the 2021 and 2020 vintage years.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of December 31, 2021 and December 31, 2020. Loans on non-accrual status with no related allowance included $127 million and $112 million of commercial and industrial loans as of December 31, 2021 and 2020, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal.

	2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$35	$29	$5	$69	$43,453	$305	$43,758
Commercial real estate mortgage—owner-occupied	3	1	1	5	5,235	52	5,287
Commercial real estate construction—owner-occupied	—	—	—	—	253	11	264
Total commercial	38	30	6	74	48,941	368	49,309
Commercial investor real estate mortgage	—	—	—	—	5,438	3	5,441
Commercial investor real estate construction	—	—	—	—	1,586	—	1,586
Total investor real estate	—	—	—	—	7,024	3	7,027
Residential first mortgage	73	31	123	227	17,479	33	17,512
Home equity lines	15	6	21	42	3,704	40	3,744
Home equity loans	7	4	12	23	2,503	7	2,510
Consumer credit card	9	6	12	27	1,184	—	1,184
Other consumer—exit portfolios	10	4	2	16	1,071	—	1,071
Other consumer	31	15	13	59	5,427	—	5,427
Total consumer	145	66	183	394	31,368	80	31,448
	$183	$96	$189	$468	$87,333	$451	$87,784

	2020
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$22	$7	$66	$42,452	$418	$42,870
Commercial real estate mortgage—owner-occupied	4	1	1	6	5,308	97	5,405
Commercial real estate construction—owner-occupied	1	—	—	1	291	9	300
Total commercial	42	23	8	73	48,051	524	48,575
Commercial investor real estate mortgage	3	—	—	3	5,280	114	5,394
Commercial investor real estate construction	—	—	—	—	1,869	—	1,869
Total investor real estate	3	—	—	3	7,149	114	7,263
Residential first mortgage	104	41	156	301	16,522	53	16,575
Home equity lines	24	11	19	54	4,493	46	4,539
Home equity loans	10	7	13	30	2,705	8	2,713
Consumer credit card	8	6	14	28	1,213	—	1,213
Other consumer—exit portfolios	22	7	4	33	2,035	—	2,035
Other consumer	17	8	7	32	2,353	—	2,353
Total consumer	185	80	213	478	29,321	107	29,428
	$230	$103	$221	$554	$84,521	$745	$85,266

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
As provided initially in the CARES Act passed into law on March 27, 2020 and subsequently extended through the Consolidated Appropriations Act signed into law on December 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through the earlier of 60 days after the end of the pandemic or January 1, 2022 were eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the disclosures below.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	65	116	—
Commercial real estate mortgage—owner-occupied	28	11	—
Commercial real estate construction—owner-occupied	2	2	—
Total commercial	95	129	—
Commercial investor real estate mortgage	8	77	—
Commercial investor real estate construction	—	—	—
Total investor real estate	8	77	—
Residential first mortgage	492	85	8
Home equity lines	7	1	—
Home equity loans	72	6	—
Consumer credit card	1	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	80	3	—
Total consumer	652	95	8
	755	301	8

	2020
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	151	$250	$—
Commercial real estate mortgage—owner-occupied	21	16	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	173	267	—
Commercial investor real estate mortgage	11	78	—
Commercial investor real estate construction	4	5	—
Total investor real estate	15	83	—
Residential first mortgage	378	85	11
Home equity lines	—	—	—
Home equity loans	43	4	—
Consumer credit card	14	—	—
Other consumer- exit portfolios	17	—	—
Other consumer	49	1	—
Total consumer	501	90	11
	689	$440	$11

NOTE 6. SERVICING OF FINANCIAL ASSETS
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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2021	2020	2019
	(In millions)
Carrying value, beginning of year	$296	$345	$418
Additions	149	108	42
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	43	(89)	(62)
Economic amortization associated with borrower repayments (1)	(70)	(68)	(53)
Carrying value, end of year	$418	$296	$345
_________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. In the first quarter of 2020, Regions revised its MSR decay methodology from a passage of time approach to a discounted net cash flow approach. The change in methodology results in shifts between decay and hedge impacts, but does not impact the overall valuation.
The Company purchases rights to service residential mortgages on a flow basis which totaled approximately $72 million, $59 million and $13 million in the twelve months ended 2021, 2020 and 2019, respectively.
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2021	2020
	(Dollars in millions)
Unpaid principal balance	$36,769	$34,454
Weighted-average CPR (%)	10.5%	15.6%
Estimated impact on fair value of a 10% increase	$(29)	$(23)
Estimated impact on fair value of a 20% increase	$(52)	$(42)
Option-adjusted spread (basis points)	451	560
Estimated impact on fair value of a 10% increase	$(8)	$(7)
Estimated impact on fair value of a 20% increase	$(16)	$(13)
Weighted-average coupon interest rate	3.5%	3.9%
Weighted-average remaining maturity (months)	295	287
Weighted-average servicing fee (basis points)	27.3	27.5
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

	2021	2020	2019
	(In millions)
Servicing related fees and other ancillary income	$102	$95	$102

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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. Regions' related DUS commercial MSRs, presented in the table below, are recorded in other assets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. See Note 1 for additional information. Also see Note 23 for additional information related to the guarantee.
The table below presents an analysis of commercial MSRs under the amortization measurement method:

	2021	2020	2019
	(In millions)
Carrying value, beginning of the year	$74	$59	$56
Additions	29	25	13
Economic amortization associated with borrower repayments (1)	(17)	(10)	(10)
Carrying value, end of the year	$86	$74	$59
________
(1)Economic amortization associated with borrower repayments includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates the DUS commercial MSRs for impairment based on fair value. The estimated fair value of the DUS commercial MSRs was approximately $96 million and $81 million at December 31, 2021 and 2020, respectively.
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans for the years ended December 31:

	2021	2020	2019
	(In millions)
Servicing related fees and other ancillary income	$25	$19	$16
NOTE 7. OTHER EARNING ASSETS
Other earning assets consist primarily of investments in FRB stock, FHLB stock, marketable equity securities and operating lease assets. See Note 13 for information related to operating leases.
FRB AND FHLB STOCK
The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2021	2020
	(In millions)
Federal Reserve Bank	$492	$492
Federal Home Loan Bank	16	15
MARKETABLE EQUITY SECURITIES
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets. Total marketable equity securities were $464 million and $388 million at December 31, 2021 and 2020, respectively. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company were $20 million at December 31, 2021.

NOTE 8. PREMISES AND EQUIPMENT
A summary of premises and equipment, net at December 31 is as follows:

	2021	2020
	(In millions)
Land	$419	$434
Premises and improvements	1,651	1,678
Furniture and equipment	1,056	1,041
Software	926	836
Leasehold improvements	434	413
Construction in progress	152	208
	4,638	4,610
Accumulated depreciation and amortization	(2,824)	(2,713)
	$1,814	$1,897

NOTE 9. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at December 31 is presented as follows:

	2021	2020
	(In millions)
Corporate Bank	$3,012	$2,819
Consumer Bank	2,339	1,978
Wealth Management	393	393
	$5,744	$5,190
The goodwill allocated to the Corporate Bank reporting unit increased due to the acquisitions of Sabal and Clearsight in the fourth quarter of 2021. The goodwill allocated to the Consumer Bank reporting unit increased due to the acquisition of EnerBank in the fourth quarter of 2021.
Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2021, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the quantitative goodwill impairment tests were deemed unnecessary.
OTHER INTANGIBLES
The following table presents other intangibles and related accumulated amortization as of December 31:

	2021	2020	2021	2020	2021	2020
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$1,000	$991	$11	$20
Purchased credit card relationship assets	175	175	157	149	18	26
Relationship assets (1)	267	57	22	8	245	49
Other—amortizing (2)	26	25	18	16	8	9
Agency commercial real estate licenses (3)					20	15
Other—non-amortizing (4)					3	3
	$1,479	$1,268	$1,197	$1,164	$305	$122
_________
(1)Includes intangible assets related to broker and contractor origination networks, vendor networks, and customer relationships.
(2)Includes intangible assets primarily related to acquired trust services, trade names, intellectual property, and employee agreements.

(3)Includes a DUS license acquired in 2014 and commercial real estate licenses acquired in 2021 that are non-amortizing intangible assets. Refer to Note 6 for additional information related to the DUS license.
(4)Includes non-amortizing intangible assets related to other acquired trust services.
Core deposit intangibles, purchased credit card relationships and broker and contractor origination networks are being amortized in other non-interest expense on an accelerated basis over their expected useful lives. Other amortizing intangibles are amortized in other non-interest expense on a straight line basis over their expected useful lives.
The aggregate amount of amortization expense for amortizing intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2022	$52
2023	44
2024	36
2025	30
2026	25
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any identifiable intangible assets occurred during 2021, 2020 or 2019.

NOTE 10. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2021	2020
	(In millions)
Interest-bearing checking	$28,018	$24,484
Savings	15,134	11,635
Money market—domestic	31,408	29,719
Time deposits	6,143	5,341
Corporate treasury time deposits	—	11
Total interest-bearing deposits	$80,703	$71,190
At December 31, 2021, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2021
(In millions)
2022	$3,471
2023	1,113
2024	650
2025	420
2026	299
Thereafter	190
$6,143

NOTE 11. BORROWED FUNDS
LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2021	2020
	(In millions)
Regions Financial Corporation (Parent):
3.20% senior notes due February 2021	$—	$360
3.80% senior notes due August 2023	—	997
2.25% senior notes due May 2025	746	744
1.80% senior notes due August 2028	645	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	154	155
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(34)	64
	1,909	2,718
Regions Bank:
2.75% senior notes due April 2021	—	190
3 month LIBOR plus 0.38% of floating rate senior notes due April 2021	—	66
6.45% subordinated notes due June 2037	496	496
Ascentium note securitizations	—	97
Other long-term debt	2	2
	498	851
Total consolidated	$2,407	$3,569
As of December 31, 2021, Regions had three issuances and Regions Bank had one issuance of subordinated notes totaling $552 million and $496 million, respectively, with stated interest rates ranging from 6.45% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
In the first quarter of 2021, Regions and Regions Bank redeemed the senior notes due February 2021 and April 2021 in their entirety. In the third quarter of 2021, Regions issued $650 million of 1.80% senior notes due August 2028. Also in the third quarter of 2021, Regions redeemed the senior notes due August 2023 in their entirety. In conjunction with the redemption, Regions incurred related early extinguishment pre-tax charges totaling $20 million.
In the second quarter of 2020, Regions issued $750 million of 2.25% senior notes due 2025. Also in the second quarter of 2020, Regions executed a partial tender of the two senior bank notes due April 2021. In the third quarter of 2020, Regions redeemed the two senior bank notes due August 2021 in their entirety. In the fourth quarter of 2020, Regions redeemed the 2.75% senior notes due August 2022 in their entirety. In conjunction with the partial tenders, redemptions, and early terminations of FHLB advances Regions incurred related early extinguishment pre-tax charges totaling $22 million.
As a part of Regions' acquisition of Ascentium on April 1, 2020, the Company assumed note securitizations that were fully redeemed as of December 31, 2021. As of December 31, 2020, the Ascentium note securitizations had two classes and had a weighted-average interest rate of 2.12%, with remaining maturities ranging from 3 years to 5 years and a weighted-average of approximately 4 years.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.6 percent, 2.7 percent, and 3.4 percent for the years ended December 31, 2021, 2020 and 2019, respectively. Further discussion of derivative instruments is included in Note 20.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2022	$—	$—
2023	—	—
2024	100	—
2025	879	—
2026	—	—
Thereafter	930	498
	$1,909	$498
On February 22, 2019, Regions filed a shelf registration statement with the SEC. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2022. Regions expects to file a new shelf registration statement on or about February 24, 2022.
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

NOTE 12. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS
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
Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2021 and 2020, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2021 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
In the third quarter of 2020, the federal banking agencies finalized a rule related to the impact of CECL on regulatory capital requirements. The rule allows an add-back to the regulatory capital for the impacts of CECL for a two-year period. At the end of the two years, the impact is then phased-in over the following three years. The add-back is calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. At December 31, 2021, the impact of the add-back on CET1 was approximately $408 million, or approximately 36 basis points.
The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2021 (1)		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$10,844	9.57%	4.50%	N/A
Regions Bank	12,478	11.05	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,503	11.03%	6.00%	6.00%
Regions Bank	12,478	11.05	6.00	8.00
Total capital:
Regions Financial Corporation	$14,441	12.74%	8.00%	10.00%
Regions Bank	13,985	12.38	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,503	8.08%	4.00%	N/A
Regions Bank	12,478	8.09	4.00	5.00%

	December 31, 2020		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$10,525	9.84%	4.50%	N/A
Regions Bank	12,972	12.17	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,181	11.39%	6.00%	6.00%
Regions Bank	12,972	12.17	6.00	8.00
Total capital:
Regions Financial Corporation	$14,498	13.56%	8.00%	10.00%
Regions Bank	14,803	13.89	8.00	10.00
Leverage capital:
Regions Financial Corporation	$12,181	8.71%	4.00%	N/A
Regions Bank	12,972	9.30	4.00	5.00%
 _________
(1)The 2021 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.

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
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2021, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 13. LEASES
LESSEE
As of December 31, 2021, assets and liabilities recorded under operating leases for properties were $459 million and $529 million, respectively, and $475 million and $545 million, respectively, as of December 31, 2020. The difference between the asset and liability balance is largely driven by increases in rent over the lease term and any strategic decisions to exit a lease location early, resulting in derecognition of the asset. The asset is recorded within other assets, and the lease liability is recorded within other liabilities on the consolidated balance sheets. Lease expense, which is operating lease costs recorded within net occupancy expense, was $87 million and $85 million for the years ended December 31, 2021 and 2020, respectively.
Other information related to operating leases at December 31 is as follows:

	2021	2020
Weighted-average remaining lease term (years)	9.9 years	9.6 years
Weighted-average discount rate (%)	2.5%	2.7%
Future, undiscounted minimum lease payments on operating leases are as follows:

December 31, 2021
(In millions)
2022	$97
2023	91
2024	78
2025	66
2026	51
Thereafter	246
Total lease payments	629
Less: Imputed interest	100
Total present value of lease liabilities	$529

LESSOR
The following tables present a summary of Regions' sales-type, direct financing, operating, and leveraged leases for the years ended December 31:

	Net Interest Income
	2021	2020
	(In millions)
Sales-Type and Direct Financing	$58	$59
Operating	1	8
Leveraged(1)	14	14
	$73	$81
_________
(1)Leveraged lease income is shown pre-tax with related tax expense of $8 million for both December 31, 2021 and December 31, 2020. Leveraged lease termination gains excluded from amounts presented above were immaterial at both December 31, 2021 and 2020.

	As of December 31, 2021
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Lease receivable	$1,199	$32	$159	$1,390
Unearned income	(183)	(15)	(76)	(274)
Guaranteed residual	49	—	—	49
Unguaranteed residual	147	66	137	350
Total net investment	$1,212	$83	$220	$1,515

	As of December 31, 2020
	Sales-Type and Direct Financing	Operating	Leveraged	Total
	(In millions)
Lease receivable	$1,293	$60	$174	$1,527
Unearned income	(232)	(15)	(96)	(343)
Guaranteed residual	36	—	—	36
Unguaranteed residual	183	155	144	482
Total net investment	$1,280	$200	$222	$1,702
The following table presents the minimum future payments due from customers for sales-type, direct financing, and operating leases:

	December 31, 2021
	Sales-Type and Direct Financing	Operating	Total
	(In millions)
2022	$283	$12	$295
2023	223	6	229
2024	162	5	167
2025	100	3	103
2026	71	2	73
Thereafter	360	4	364
	$1,199	$32	$1,231

NOTE 14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

									2021	2020
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series A(2)	11/1/2012	12/15/2017	6.375%		$—	$1,000	$25	1/40th	$—	$387
Series B	4/29/2014	9/15/2024	6.375%	(3)	500	1,000	25	1/40th	433	433
Series C	4/30/2019	5/15/2029	5.700%	(4)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(5)	350	100,000	1,000	1/100th	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	390	—
					$1,750				$1,659	$1,656
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
Regions completed the issuance of Series E preferred stock during the second quarter of 2021. The Company incurred $10 million of issuance costs associated with the transaction. The Company began paying quarterly dividends on September 15, 2021. The Series A preferred stock was redeemed in the second quarter of 2021.
The Board of Directors declared a total of $77 million and $92 million in cash dividends on Series A, Series B, and Series C Preferred Stock during 2021 and 2020, respectively. The Board declared $20 million and $11 million in cash dividends on Series D preferred stock during 2021 and 2020, respectively; the initial quarterly dividend for Series D was declared in the third quarter of 2020. In 2021, the Board of Directors declared a total of $11 million in cash dividends on Series E preferred stock; the initial quarterly dividend for the Series E preferred stock was declared in the third quarter of 2021. In total the Board of Directors declared $108 million and $103 million in cash dividends on preferred stock in 2021 and 2020, respectively.
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
COMMON STOCK
Regions was not required to participate in the 2021 CCAR; but the Company chose to participate in part to have the Federal Reserve re-evaluate Regions' SCB. Regions received the results of the voluntary test on June 28, 2021. The Federal Reserve communicated that the Company exceeded all minimum capital levels under the Federal Reserve's Supervisory Stress Test. Effective October 1, 2021, Regions' preliminary SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent.
As part of the Company's capital plan, on April 21, 2021, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. As of December 31, 2021, Regions had repurchased approximately 20.8 million shares of common stock under this plan which reduced stockholder's equity by $467 million. Included in these share repurchases were approximately 1.0 million shares that were repurchased as part of the amendment to the Company’s deferred investment plan for its directors. All of these shares were immediately retired upon repurchase and therefore, were not be included in treasury stock. The Company did not repurchase shares in all of 2020.

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
Regions declared $0.65 per share in cash dividends for 2021, $0.62 for 2020, and $0.59 for 2019.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the years ended December 31:

	2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization on unrealized losses (2)	7	(2)	5
Ending balance	$(14)	$3	$(11)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized holding gains (losses) arising during the period	(841)	212	(629)
Reclassification adjustments for securities (gains) losses realized in net income (3)	(3)	1	(2)
Change in AOCI from securities available for sale activity in the period	(844)	213	(631)
Ending balance	$218	$(55)	$163
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized holding gains (losses) on derivatives arising during the period	(354)	89	(265)
Reclassification adjustments for (gains) losses realized in net income (2)	(426)	108	(318)
Change in AOCI from derivative activity in the period	(780)	197	(583)
Ending balance	$830	$(209)	$621
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Net actuarial gains (losses) arising during the period	180	(46)	134
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	65	(16)	49
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	245	(62)	183
Ending balance	$(647)	$163	$(484)

Total other comprehensive income	(1,372)	346	(1,026)
Total accumulated other comprehensive income, end of period	$387	$(98)	$289

	2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(120)	$30	$(90)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(29)	$7	$(22)
Reclassification adjustments for amortization on unrealized losses (2)	8	(2)	6
Ending balance	$(21)	$5	$(16)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$274	$(69)	$205
Unrealized holding gains (losses) arising during the period	792	(200)	592
Reclassification adjustments for securities (gains) losses realized in net income (3)	(4)	1	(3)
Change in AOCI from securities available for sale activity in the period	788	(199)	589
Ending balance	$1,062	$(268)	$794
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$430	$(108)	$322
Unrealized holding gains (losses) on derivatives arising during the period	1,440	(363)	1,077
Reclassification adjustments for (gains) losses realized in net income (2)	(260)	65	(195)
Change in AOCI from derivative activity in the period	1,180	(298)	882
Ending balance	$1,610	$(406)	$1,204
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(795)	$200	$(595)
Net actuarial gains (losses) arising during the period	(144)	36	(108)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	47	(11)	36
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(97)	25	(72)
Ending balance	$(892)	$225	$(667)

Total other comprehensive income	1,879	(474)	1,405
Total accumulated other comprehensive income (loss), end of period	$1,759	$(444)	$1,315

	2019
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(1,289)	$325	$(964)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(36)	9	$(27)
Reclassification adjustments for amortization on unrealized losses (2)	7	(2)	5
Ending balance	$(29)	7	$(22)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(531)	$134	$(397)
Unrealized holding gains (losses) arising during the period	777	(196)	581
Reclassification adjustments for securities (gains) losses realized in net income (3)	28	(7)	21
Change in AOCI from securities available for sale activity in the period	805	(203)	602
Ending balance	$274	$(69)	$205
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(84)	$21	$(63)
Unrealized holding gains (losses) on derivatives arising during the period	490	(123)	367
Reclassification adjustments for (gains) losses realized in net income (2)	24	(6)	18
Change in AOCI from derivative activity in the period	514	(129)	385
Ending balance	$430	$(108)	$322
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(638)	$161	$(477)
Net actuarial gains (losses) arising during the period	(200)	50	(150)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	43	(11)	32
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(157)	39	(118)
Ending balance	$(795)	$200	$(595)

Total other comprehensive income	1,169	(295)	874
Total accumulated other comprehensive income (loss), end of period	$(120)	$30	$(90)
____
(1)The impact of all AOCI activity is shown net of the related tax impact, calculated using an effective tax rate of approximately 25%.
(2)Reclassification amount is recognized in net interest income in the consolidated statements of income.
(3)Reclassification amount is recognized in securities gains (losses), net in the consolidated statements of income.
(4)Reclassification amount is recognized in other non-interest expense in the consolidated statements of income. Additionally, these accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17 for additional details).

NOTE 15. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2021	2020	2019
	(In millions, except per share data)
Numerator:
Net income	$2,521	$1,094	$1,582
Preferred stock dividends and other(1)	(121)	(103)	(79)
Net income available to common shareholders	$2,400	$991	$1,503
Denominator:
Weighted-average common shares outstanding—basic	956	959	995
Potential common shares	7	3	4
Weighted-average common shares outstanding—diluted	963	962	999
Earnings per common share:
Basic	$2.51	$1.03	$1.51
Diluted	2.49	1.03	1.50
________
(1)Preferred stock dividends and other for the year ended December 31, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares in the second quarter of 2021.
The effect from the assumed exercise of 4 million in restricted stock units and awards and performance stock units for the year ended December 31, 2021 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effects from the assumed exercise of 7 million in stock options, restricted stock units and awards and performance stock units for both years ended December 31, 2020 and 2019 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 16. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of restricted stock awards, performance awards, stock options and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none has been issued to date. The terms of all awards issued under these plans are determined by the CHR Committee of the Board; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans were typically ten years years from the date of the grant.
On April 23, 2015, the shareholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the CHR Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 30 million at December 31, 2021.
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

The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2021	2020	2019
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$57	$53	$51
Tax benefits related to share-based compensation cost	(14)	(13)	(13)
Compensation cost of share-based compensation awards, net of tax	$43	$40	$38
STOCK OPTIONS
The following table summarizes the activity for 2021, 2020 and 2019 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In millions)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2018	1,724,723	$6.86	$11	1.74 years
Granted	—	—
Exercised	(756,954)	6.93
Forfeited or expired	—	—
Outstanding at December 31, 2019	967,769	$6.80	$10	0.83 years
Granted	—	—
Exercised	(911,181)	6.80
Forfeited or expired	(29,917)	7.00
Outstanding at December 31, 2020	26,671	$6.54	$—	0.41 years
Granted	—	—
Exercised	(26,671)	6.54
Forfeited or expired	—	—
Outstanding at December 31, 2021	—	$—	$—	0.00 years
Exercisable at December 31, 2021	—	$—	$—	0.00 years
In 2021, all of Regions' outstanding stock options were exercised. The aggregate intrinsic value of options exercised, the cash received from options exercised, as well as the actual tax benefits realized for the tax deductions from options exercised were immaterial for all periods presented.
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2021, 2020 and 2019, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2021, 2020 and 2019 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	11,528,537	$12.32
Granted	3,971,303	14.70
Vested	(6,068,969)	8.47
Forfeited	(433,513)	15.25
Non-vested at December 31, 2019	8,997,358	$15.62
Granted	6,466,526	8.46
Vested	(3,314,572)	14.60
Forfeited	(467,152)	11.86
Non-vested at December 31, 2020	11,682,160	$12.14
Granted	2,984,065	21.18
Vested	(3,227,513)	15.91
Forfeited	(231,818)	13.24
Non-vested at December 31, 2021	11,206,894	$13.39
As of December 31, 2021, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $62 million, which will be recognized over a weighted-average period of 1.34 years. The total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019, was $75 million, $35 million, and $89 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2021, 2020, or 2019.
NOTE 17. EMPLOYEE BENEFIT PLANS
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2021	2020	2021	2020	2021	2020
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,435	$2,192	$188	$172	$2,623	$2,364
Service cost	38	34	3	5	41	39
Interest cost	49	64	2	4	51	68
Actuarial (gains) losses	(73)	278	—	21	(73)	299
Benefit payments	(165)	(130)	(8)	(14)	(173)	(144)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(29)	—	(29)	—
Projected benefit obligation, end of year	$2,281	$2,435	$156	$188	$2,437	$2,623
Change in plan assets
Fair value of plan assets, beginning of year	$2,469	$2,299	$—	$—	$2,469	$2,299
Actual return on plan assets	253	303	—	—	253	303
Company contributions	—	—	37	14	37	14
Benefit payments	(165)	(130)	(8)	(14)	(173)	(144)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	—	—	(29)	—	(29)	—
Fair value of plan assets, end of year	$2,554	$2,469	$—	$—	$2,554	$2,469
Funded status and accrued benefit (cost) at measurement date	$273	$34	$(156)	$(188)	$117	$(154)
Amount recognized in the Consolidated Balance Sheets:
Other assets	$273	$34	$—	$—	$273	$34
Other liabilities	—	—	(156)	(188)	(156)	(188)
	$273	$34	$(156)	$(188)	$117	$(154)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$590	$819	$62	$80	$652	$899

The accumulated benefit obligation for the qualified plans was $2.1 billion and $2.3 billion as of December 31, 2021 and 2020, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of both December 31, 2021 and 2020. The accumulated benefit obligation for the non-qualified plans was $155 million and $188 million as of December 31, 2021 and 2020, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2021 and 2020, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.

Net periodic pension cost (benefit) included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(In millions)
Service cost	$38	$34	$28	$3	$5	$3	$41	$39	$31
Interest cost	49	64	75	2	4	5	51	68	80
Expected return on plan assets	(142)	(148)	(137)	—	—	—	(142)	(148)	(137)
Amortization of actuarial loss	46	39	36	8	8	5	54	47	41
Settlement charge	—	—	—	11	—	2	11	—	2
Net periodic pension (benefit) cost	$(9)	$(11)	$2	$24	$17	$15	$15	$6	$17
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
The settlement charges relate to the settlement of liabilities under the SERP for certain plan participants.
The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2021	2020	2021	2020
Discount rate	2.85%	2.48%	2.64%	2.07%
Rate of annual compensation increase	4.00%	4.00%	3.00%	3.00%
The weighted-average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.48%	3.37%	4.39%	2.20%	3.00%	4.18%
Expected long-term rate of return on plan assets	5.87%	6.65%	6.84%	N/A	N/A	N/A
Rate of annual compensation increase	4.00%	4.00%	3.75%	3.00%	3.00%	3.75%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated return of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2022, the expected long-term rate of return on plan assets is 5.59 percent.
The qualified plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to fixed income securities. The combined target asset allocation is 34 percent equities, 60 percent fixed income securities and 6 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified plans have a portion of their investments in Regions' common stock. At December 31, 2021, the plans held 2,855,618 shares, which represents a total market value of approximately $62 million, or approximately 2 percent of the plans' assets.

The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2021				2020
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$116	$—	$—	$116	$50	$—	$—	$50
Fixed income securities:
U.S. Treasury securities	$346	$—	$—	$346	$299	$—	$—	$299
Federal agency securities	—	36	—	36	—	18	—	18
Corporate bonds	—	509	—	509	—	490	—	490
Total fixed income securities	$346	$545	$—	$891	$299	$508	$—	$807
Equity securities:
Domestic	$146	$—	$—	$146	$130	$—	$—	$130
International	142	—	—	142	164	—	—	164
Total equity securities	$288	$—	$—	$288	$294	$—	$—	$294
International mutual funds	$148	$—	$—	$148	$179	$—	$—	$179
Total assets in the fair value hierarchy	$898	$545	$—	$1,443	$822	$508	$—	$1,330
Collective trust funds:
Fixed income fund(1)				$468				$408
Common stock fund(1)				204				217
International fund(1)				45				46
Total collective trust funds				$717				$671
Real estate funds measured at NAV(1)				$167				$188
Private equity funds measured at NAV(1)				$227				$280
				$2,554				$2,469
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

Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Expected Employer Contributions:
2022	$—	$35
Expected Benefit Payments:
2022	$137	$35
2023	134	13
2024	137	10
2025	135	11
2026	134	11
Next five years	650	50
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. Regions provides an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they are contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $22 million for 2021, $19 million for 2020 and $17 million for 2019. For 2021, 2020 and 2019, eligible employees who were already contributing to the 401(k) plan received up to a 5 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $63 million in 2021, $62 million in 2020, and $58 million in 2019. Regions’ 401(k) plan held 17 million shares and 20 million shares of Regions' common stock at December 31, 2021 and 2020, respectively. The 401(k) plan received approximately $11 million, $12 million and $13 million in dividends on Regions' common stock for the years ended December 31, 2021, 2020 and 2019, respectively.
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
NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income for the years ended December 31:

	2021	2020	2019
	(In millions)
Bank-owned life insurance	$82	$95	$78
Investment services fee income	104	84	79
Commercial credit fee income	91	77	73
Gain on equity investment(1)	3	50	—
Market value adjustments on employee benefit assets - defined benefit	—	—	5
Market value adjustments on employee benefit assets - other	20	12	11
Other miscellaneous income	223	151	130
	$523	$469	$376
______
(1)The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter of 2021.

The following is a detail of other non-interest expense for the years ended December 31:

	2021	2020	2019
	(In millions)
Outside services	$156	$170	$189
Marketing	106	94	97
Professional, legal and regulatory expenses	98	89	95
Credit/checkcard expenses	62	50	68
FDIC insurance assessments	45	48	48
Branch consolidation, property and equipment charges	5	31	25
Visa class B shares expense	22	24	14
Loss on early extinguishment of debt	20	22	16
Provision (credit) for unfunded credit losses(1)	—	—	(6)
Other miscellaneous expenses	360	354	381
	$874	$882	$927
______
(1)Upon adoption of CECL on January 1, 2020, the provision for credit losses presented within net interest income after provision for credit losses is the sum of the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded commitments was included in other non-interest expense.

NOTE 19. INCOME TAXES
The components of income tax expense for the years ended December 31 were as follows:

	2021	2020	2019
	(In millions)
Current income tax expense:
Federal	$456	$312	$279
State	73	66	62
Total current expense	$529	$378	$341
Deferred income tax expense (benefit):
Federal	$132	$(142)	$29
State	33	(16)	33
Total deferred expense (benefit)	$165	$(158)	$62
Total income tax expense	$694	$220	$403
Income tax expense does not reflect the tax effects of unrealized losses on securities transferred to held to maturity, unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit pension plans and other postretirement benefits. Refer to Note 14 for additional information on shareholders' equity and accumulated other comprehensive income (loss).
The Company accounts for investment tax credits using the deferral method. Investment tax credits generated totaled $64 million, $94 million and $59 million for 2021, 2020, and 2019, respectively.

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent as shown in the following table:

	2021	2020	2019
	(Dollars in millions)
Tax on income computed at statutory federal income tax rate	$675	$276	$417
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	83	42	71
Tax-exempt interest	(30)	(34)	(39)
Affordable housing credits, net of amortization	(25)	(31)	(34)
Bank-owned life insurance	(20)	(22)	(19)
Non-deductible expenses	18	22	19
Impact of change in unrecognized tax benefits	—	(23)	24
Other, net	(7)	(10)	(36)
Income tax expense(1)	$694	$220	$403
Effective tax rate	21.6%	16.8%	20.3%
__________
(1) Income tax expense includes gross amortization of affordable housing investments of $139 million, $133 million, and $131 million for 2021, 2020 and 2019, respectively.
Significant components of the Company’s net deferred tax liability at December 31 are listed below:

	2021	2020
	(In millions)
Deferred tax assets:
Allowance for credit losses(1)	$400	$573
Right of use liability	132	137
Federal and State net operating losses, net of federal tax effect	53	58
Accrued expenses	32	35
Other	15	13
Total deferred tax assets	632	816
Less: valuation allowance	(29)	(31)
Total deferred tax assets less valuation allowance	603	785
Deferred tax liabilities:
Lease financing	369	413
Right of use asset	123	128
Goodwill and intangibles	100	106
Unrealized gains included in shareholders' equity	98	444
Mortgage servicing rights	78	45
Fixed assets	67	54
Employee benefits and deferred compensation	31	54
Other	43	46
Total deferred tax liabilities	909	1,290
Net deferred tax liability	$(306)	$(505)
_______
(1)Regions adopted CECL on January 1, 2020 and the impact resulted in an increase of $126 million in deferred tax assets. Prior to adoption, the deferred tax assets impact is for the allowance for loan losses.

The following table provides details of the Company’s tax carryforwards at December 31, 2021, including the expiration dates and related valuation allowance:

	Expiration Dates	Deferred Tax Asset Balance (1)	Valuation Allowance	Net Deferred Tax Asset Balance
	(In millions)
Net operating losses-federal	2037	$10	$—	$10
Net operating losses-federal	None	11	—	11
Net operating losses-states	2022-2026	19	19	—
Net operating losses-states	2027-2033	8	7	1
Net operating losses-states	2034-2041	4	2	2
Net operating losses-states	None	1	1	—
		$53	$29	$24
________
(1) Federal and state deferred tax assets of $21 million and $1 million, respectively, related to net operating losses were acquired as part of the Company’s April 2020 equipment finance acquisition and the December 2021 commercial real estate lender acquisition. While the federal and certain state net operating losses may be subject to certain annual utilization limits, the Company has determined that a valuation allowance is not necessary based on projected annual limitation and the length of the net operating loss carryover period.
The Company believes that a portion of the state net operating loss carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $29 million against such benefits at December 31, 2021 compared to $31 million at December 31, 2020.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
	(In millions)
Balance at beginning of year	$12	$37	$13
Additions based on tax positions taken in a prior period	—	2	25
Reductions based on tax positions taken in a prior period	—	(25)	—
Settlements	(2)	(1)	—
Expiration of statute of limitations	(1)	(1)	(1)
Balance at end of year	$9	$12	$37
The Company files U.S. federal, state, and local income tax returns. The Company is in the IRS’s Compliance Assurance Process program. Pursuant to this program, examinations for tax years through 2019 have been completed. Also, with some exceptions for non-footprint states, the Company is no longer subject to state and local tax examinations for tax years before 2017. The completion of tax examinations was the primary reason for the reduction in unrecognized tax benefits in 2020. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.
It is reasonably possible that the liability for UTBs could decrease by approximately $1 million during the next twelve months due to completion of tax authority examinations and expirations of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company's effective tax rate.
As of December 31, 2021, 2020 and 2019, the balances of the Company’s UTBs that would reduce the effective tax rates, if recognized, were $7 million, $9 million and $34 million, respectively.
Interest and penalties related to UTBs are recorded in the provision for income taxes. During the years ended December 31, 2021, 2020 and 2019, the Company recognized an immaterial expense (benefit) for gross interest and penalties. As of December 31, 2021 and 2020, the Company had an immaterial gross liability for interest and penalties related to UTBs.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31:

	2021			2020
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$7,900	$—	$32	$2,100	$77	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps (2)	20,650	171	29	16,000	1,181	—
Interest rate floors (3)	—	—	—	5,750	430	—
Total derivatives in cash flow hedging relationships	20,650	171	29	21,750	1,611	—
Total derivatives designated as hedging instruments	$28,550	$171	61	$23,850	$1,688	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$81,327	$748	$794	$76,764	$1,492	$1,464
Interest rate options	15,990	48	19	13,806	90	28
Interest rate futures and forward commitments	2,739	11	3	4,270	11	26
Other contracts	9,456	133	135	9,924	68	80
Total derivatives not designated as hedging instruments	$109,512	$940	$951	$104,764	$1,661	$1,598
Total derivatives	$138,062	$1,111	$1,012	$128,614	$3,349	$1,598

Total gross derivative instruments, before netting		$1,111	$1,012		$3,349	$1,598
Less: Netting adjustments (4)		699	932		2,428	1,545
Total gross derivative instruments, after netting (5)		$412	$80		$921	$53
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities.
(2)Includes accrued interest of $12 million as of December 31, 2021 and $28 million at December 31, 2020, respectively.
(3)Includes accrued interest of $12 million and premium of approximately $83 million at December 31, 2020.
(4)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral.
(5)The gain amounts, which are not collateralized with cash or other assets or reserved for, represent the net credit risk on all trading and other derivative positions. As of December 31, 2021, there were no financial instruments posted that were not offset in the consolidated balance sheets, compared to $24 million as of December 31, 2020.
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
Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions also enters into interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable available for sale debt securities. These agreements involve the payment of fixed-rate amounts in exchange for floating-rate interest receipts.
CASH FLOW HEDGES
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions.
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps and interest rate floors. As of December 31, 2021, Regions is hedging its exposure to the variability in future cash flows through 2025.

In 2021, the Company terminated all $5.8 billion in remaining floor hedges and $13.1 billion in cash flow swap hedges. The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Twelve Months Ended December 31
	2021	2020
	(In millions)
Unrealized gains on terminated hedges included in AOCI - January 1	$121	$78
Unrealized gains on terminated hedges arising during the period	739	55
Reclassification adjustments for amortization of unrealized (gains) into net income	(160)	(12)
Unrealized gains on terminated hedges included in AOCI - December 31	$700	$121
Regions expects to reclassify into earnings approximately $372 million in pre-tax income due to the receipt or payment of interest payments on cash flow hedges within the next twelve months. Included in this amount is $293 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected for the years ended December 31:

	2021
	Interest Income	Interest Expense
	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$3,452	(103)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$19
Recognized on derivatives	—	(51)
Recognized on hedged items	—	51
Income (expense) recognized on fair value hedges	$—	$19

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$426	$—
Income (expense) recognized on cash flow hedges (2)	$426	$—

	2020
	Interest Income	Interest Expense
	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$3,610	(178)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$37
Recognized on derivatives	—	52
Recognized on hedged items	—	(51)
Income (expense) recognized on fair value hedges	$—	$38

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$260	$—
Income (expense) recognized on cash flow hedges(2)	$260	$—

	2019
	Interest Income		Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$643	$3,866	(351)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(14)
Recognized on derivatives	(2)	—	92
Recognized on hedged items	2	—	(92)
Income (expense) recognized on fair value hedges	$—	$—	$(14)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(24)	$—
Income (expense) recognized on cash flow hedges(2)	$—	$(24)	$—
____
(1)See Note 14 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31:

	2021		2020
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$9,901	$—	$—	$—
Long-term borrowings	(1,363)	34	(2,171)	(64)
_____
(1) Carrying amount represents amortized cost.
(2) In the fourth quarter of 2021, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the last-of-layer method, which are included in this amount. As of December 31, 2021, the Company has designated $5.8 billion as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $9.1 billion.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2021 and 2020, Regions had $419 million and $924 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At December 31, 2021 and 2020, Regions had $987 million and $1.9 billion, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.

Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of December 31, 2021 and 2020, the total notional amount related to these contracts was $4.5 billion and $4.1 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2021	2020	2019
	(In millions)
Capital markets income:
Interest rate swaps	$46	$21	$13
Interest rate options	28	36	23
Interest rate futures and forward commitments	15	14	10
Other contracts	4	1	(1)
Total capital markets income	93	72	45
Mortgage income:
Interest rate swaps	(45)	83	68
Interest rate options	(32)	30	(1)
Interest rate futures and forward commitments	13	(2)	5
Total mortgage income	(64)	111	72
	$29	$183	$117

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2022 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2022 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2021 was approximately $441 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2021 and 2020 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2021 and 2020, were $81 million and $74 million, respectively, for which Regions had posted collateral of $84 million and $74 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis as of December 31:

	2021				2020
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,132	$—	$—	$1,132	$183	$—	$—	$183
Federal agency securities	—	92	—	92	—	105	—	105
Obligations of states and political subdivisions	—	4	—	4	—	—	—	—
Mortgage-backed securities (MBS):
Residential agency	—	18,962	—	18,962	—	19,076	—	19,076
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	6,373	—	6,373	—	5,999	—	5,999
Commercial non-agency	—	536	—	536	—	586	—	586
Corporate and other debt securities	—	1,380	1	1,381	—	1,200	4	1,204
Total debt securities available for sale	$1,132	$27,347	$2	$28,481	$183	$26,966	$5	$27,154
Loans held for sale	$—	$693	$90	$783	$—	$1,446	$—	$1,446
Marketable equity securities	$464	$—	$—	$464	$388	$—	$—	$388
Residential mortgage servicing rights	$—	$—	$418	$418	$—	$—	$296	$296
Derivative assets (2):
Interest rate swaps	$—	$919	$—	$919	$—	$2,750	$—	$2,750
Interest rate options	—	36	12	48	—	477	43	520
Interest rate futures and forward commitments	—	11	—	11	—	11	—	11
Other contracts	—	132	1	133	2	65	1	68
Total derivative assets	$—	$1,098	$13	$1,111	$2	$3,303	$44	$3,349
Equity investments	$—	$—	$—	$—	$—	$74	$—	$74
Derivative liabilities (2):
Interest rate swaps	$—	$855	$—	$855	$—	$1,464	$—	$1,464
Interest rate options	—	19	—	19	—	28	—	28
Interest rate futures and forward commitments	—	3	—	3	—	26	—	26
Other contracts	—	132	3	135	2	72	6	80
Total derivative liabilities	$—	$1,009	$3	$1,012	$2	$1,590	$6	$1,598
_________
(1)All following disclosures related to Level 3 recurring assets do not include those deemed to be immaterial.
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
The following tables illustrate additional information for residential MSRs and commercial mortgage loans held for sale, which are the only material assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The following table shows a rollforward of residential MSRs for the years ended December 31, 2021, 2020 and 2019, respectively.

	Residential mortgage servicing rights
	For the Years Ended December 31
	2021	2020	2019
	(In millions)
Carrying value, beginning of period	$296	$345	$418
Total realized/unrealized gains (losses) included in earnings (1)	(27)	(157)	(115)
Additions	149	108	42
Carrying value, end of period	$418	$296	$345
_______
(1) Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.
In the fourth quarter of 2021, the Company acquired commercial mortgage loans held for sale that are considered Level 3 fair value measurements. The following table provides a rollfoward for the year ended December 31, 2021.

Commercial mortgage loans held for sale
For the Year Ended December 31, 2021
(In millions)
Carrying value, beginning of period	$—
Purchases	47
Additions (1)	43
Carrying value, end of period	$90
_______
(1) Additions represent originations after the initial fourth quarter 2021 acquisition of commercial mortgage loans held for sale.
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2021, 2020 and 2019. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2021, 2020 and 2019 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2021
	Level 3 Estimated Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$418	Discounted cash flow	Weighted-average CPR (%)	7.2% - 22.2% (10.5%)
			OAS (%)	3.7% - 7.7% (4.5%)
Commercial mortgage loans held for sale	$90	Discounted cash flow	Credit spreads for bonds in the commercial MBS	0.2% - 19.4% (1.3%)

	December 31, 2020
	Level 3 Estimated Fair Value at December 31, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$296	Discounted cash flow	Weighted-average CPR (%)	8.1% - 31.2% (15.6%)
			OAS (%)	4.8% - 9.5% (5.6%)

	December 31, 2019
	Level 3 Estimated Fair Value at December 31, 2019	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$345	Discounted cash flow	Weighted-average CPR (%)	7.4% -26.1% (12.0%)
			OAS (%)	5.2% - 10.2% (6.2%)
_________
(1)See Note 6 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.
RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Residential mortgage servicing rights
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 6.
Commercial mortgage loans held for sale
The significant unobservable inputs used in the fair value measurement of commercial mortgage loans held for sale are credit spreads for bonds in commercial mortgage-backed securitization. Commercial mortgage loans held for sale are valued based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads. Increases or decreases in credit spreads would result in an inverse impact to fair value.

FAIR VALUE OPTION
Regions has elected the fair value option for all eligible agency residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale.
As discussed above, the Company elected the option to measure certain commercial mortgage loans held for sale at fair value.
The Company also elected to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at both December 31, 2021 and 2020.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2021			2020
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Residential mortgage loans held for sale, at fair value	$680	$659	$21	$1,439	$1,362	$77
Commercial mortgage loans held for sale, at fair value	$90	$90	$—	$—	$—	$—
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following table details net gains and losses resulting from changes in fair value of these loans, which were recorded in mortgage income for the years presented. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	2021	2020
	(In millions)
Net gains (losses) resulting from changes in fair value of residential mortgage loans held for sale	$(56)	$63
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale and foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both December 31, 2021 and 2020.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2021 are as follows:

	2021
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$29,411	$29,411	$29,411	$—	$—
Debt securities held to maturity	899	950	—	950	—
Debt securities available for sale	28,481	28,481	1,132	27,347	2
Loans held for sale	1,003	1,003	—	899	104
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	84,866	85,086	—	—	85,086
Other earning assets(4)	1,104	1,104	464	640	—
Derivative assets	1,111	1,111	—	1,098	13
Financial liabilities:
Derivative liabilities	1,012	1,012	—	1,009	3
Deposits	139,072	139,101	—	139,101	—
Long-term borrowings	2,407	2,847	—	2,845	2
Loan commitments and letters of credit	123	123	—	—	123
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value premium on the loan portfolio's net carrying amount at December 31, 2021 was $220 million or 0.3 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.4 billion at December 31, 2021.
(4)Excluded from this table is the operating lease carrying amount of $83 million at December 31, 2021.
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2020 are as follows:

	2020
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$17,956	$17,956	$17,956	$—	$—
Debt securities held to maturity	1,122	1,215	—	1,215	—
Debt securities available for sale	27,154	27,154	183	26,966	5
Loans held for sale	1,905	1,905	—	1,901	4
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	81,597	82,773	—	—	82,773
Other earning assets (4)	1,017	1,017	388	629	—
Derivative assets	3,349	3,349	2	3,303	44
Equity Investments	74	74	—	74	—
Financial liabilities:
Derivative liabilities	1,598	1,598	2	1,590	6
Deposits	122,479	122,511	—	122,511	—
Long-term borrowings	3,569	4,063	—	3,592	471
Loan commitments and letters of credit	151	151	—	—	151

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
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised. Accordingly, the prior periods were updated to reflect these enhancements. In the first quarter of 2021, the net interest income allocation methodology was enhanced. All net interest income including the FTP offset, activities of the treasury function, securities portfolio and interest rate risk activities is allocated to the three reporting segments.
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
The Consumer Bank segment represents the Company’s branch network, including consumer banking products and services related to residential first mortgages, home equity lines and loans, consumer credit cards and other consumer loans, as well as the corresponding deposit relationships. These services are also provided through the Company's digital channels and contact center.
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
•Provision for (benefit from) credit losses is allocated to each segment based on an estimated loss methodology. The difference between the consolidated provision for (benefit from) credit losses and the segments’ estimated loss is reflected in Other.
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

The following tables present financial information for each reportable segment for the year ended December 31:

	2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,762	$2,013	$139	$—	$3,914
Provision for (benefit from) credit losses (1)	303	254	10	(1,091)	(524)
Non-interest income	752	1,266	390	116	2,524
Non-interest expense	1,091	2,173	387	96	3,747
Income before income taxes	1,120	852	132	1,111	3,215
Income tax expense	280	213	33	168	694
Net income	$840	$639	$99	$943	$2,521
Average assets	$59,132	$34,309	$2,046	$58,782	$154,269

	2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,688	$2,066	$140	$—	$3,894
Provision for credit losses (1)	290	305	11	724	1,330
Non-interest income	656	1,267	344	126	2,393
Non-interest expense	1,024	2,057	346	216	3,643
Income (loss) before income taxes	1,030	971	127	(814)	1,314
Income tax expense (benefit)	257	242	32	(311)	220
Net income (loss)	$773	$729	$95	$(503)	$1,094
Average assets	$61,218	$34,530	$2,021	$40,326	$138,095

	2019
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,395	$2,184	$166	$—	$3,745
Provision for (benefit from) credit losses (1)	192	320	13	(138)	387
Non-interest income	538	1,215	331	32	2,116
Non-interest expense	938	2,121	342	88	3,489
Income before income taxes	803	958	142	82	1,985
Income tax expense (benefit)	201	240	36	(74)	403
Net income	$602	$718	$106	$156	$1,582
Average assets	$53,846	$35,063	$2,183	$34,018	$125,110
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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2021	2020
	(In millions)
Unused commitments to extend credit	$60,935	$56,644
Standby letters of credit	1,779	1,742
Commercial letters of credit	97	132
Liabilities associated with standby letters of credit	28	25
Assets associated with standby letters of credit	29	25
Reserve for unfunded credit commitments	95	126
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of December 31, 2021, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. With respect to the CFPB investigation described below, Regions believes that a loss is reasonably possible; however, the amount of such possible loss, if any, cannot currently be estimated. As available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies, and the conduct of persons with whom Regions does business. As previously disclosed, Regions is cooperating with an investigation by the CFPB into certain of Regions' overdraft practices and policies. Additional inquiries from such governmental regulatory agencies, law enforcement authorities and self-regulatory bodies will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the servicing portfolio. At December 31, 2021 and 2020, the Company's DUS servicing portfolio totaled approximately $4.7 billion and $4.5 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at December 31, 2021 these serviced loans totaled approximately $400 million. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $1.7 billion and $1.5 billion at December 31, 2021 and 2020, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $7 million and $5 million at December 31, 2021 and 2020, respectively. Refer to Note 1 for additional information.
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

NOTE 24. REVENUE RECOGNITION
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated (refer to Note 1 for descriptions of the accounting and reporting policies related to revenue recognition):

	Year Ended December 31, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(2)	Total
	(In millions)
Service charges on deposit accounts	$160	$480	$3	$—	$5	$648
Card and ATM fees	41	448	—	(1)	11	499
Investment management and trust fee income	—	—	278	—	—	278
Capital markets income	149	—	—	—	182	331
Mortgage income	—	—	—	—	242	242
Investment services fee income	—	—	104	—	—	104
Commercial credit fee income	—	—	—	—	91	91
Bank-owned life insurance	—	—	—	—	82	82
Securities gains (losses), net	—	—	—	—	3	3
Market value adjustments on employee benefit assets - other	—	—	—	—	20	20
Gain on equity investment (1)	—	—	—	—	3	3
Other miscellaneous income	39	55	4	3	122	223
	$389	$983	$389	$2	$761	$2,524

	Year Ended December 31, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(2)	Total
	(In millions)
Service charges on deposit accounts	$152	$459	$3	$2	$5	$621
Card and ATM fees	43	385	—	(1)	11	438
Investment management and trust fee income	—	—	253	—	—	253
Capital markets income	126	—	—	—	149	275
Mortgage income	—	—	—	—	333	333
Investment services fee income	—	—	84	—	—	84
Commercial credit fee income	—	—	—	—	77	77
Bank-owned life insurance	—	—	—	—	95	95
Securities gains (losses), net	—	—	—	—	4	4
Market value adjustments on employee benefit assets - other	—	—	—	—	12	12
Gain on equity investment (1)	—	—	—	—	50	50
Other miscellaneous income	33	49	3	2	64	151
	$354	$893	$343	$3	$800	$2,393

	Year Ended December 31, 2019
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(2)	Total
	(In millions)
Service charges on deposit accounts	$154	$565	$3	$—	$7	$729
Card and ATM fees	54	422	1	—	(22)	455
Investment management and trust fee income	—	—	243	—	—	243
Capital markets income	69	—	—	—	109	178
Mortgage income	—	—	—	—	163	163
Investment services fee income	—	—	79	—	—	79
Commercial credit fee income	—	—	—	—	73	73
Bank-owned life insurance	—	—	—	—	78	78
Securities gains (losses), net	—	—	—	—	(28)	(28)
Market value adjustments on employee benefit assets - defined benefit	—	—	—	—	5	5
Market value adjustments on employee benefit assets - other	—	—	—	—	11	11
Other miscellaneous income	18	58	5	(2)	51	130
	$295	$1,045	$331	$(2)	$447	$2,116
_________
(1)The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter of 2021.
(2)This revenue is not impacted by the accounting guidance adopted in 2018 and continues to be recognized when earned in accordance with the Company's prior revenue recognition policy.

NOTE 25. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2021	2020
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,543	$1,526
Loans to subsidiaries	—	20
Debt securities available for sale	20	22
Premises and equipment, net	36	38
Investments in subsidiaries:
Banks	18,237	18,872
Non-banks	343	250
	18,580	19,122
Other assets	280	313
Total assets	$20,459	$21,041
Liabilities and Shareholders’ Equity
Long-term borrowings	$1,909	$2,718
Other liabilities	224	212
Total liabilities	2,133	2,930
Shareholders’ equity:
Preferred stock	1,659	1,656
Common stock	10	10
Additional paid-in capital	12,189	12,731
Retained earnings	5,550	3,770
Treasury stock, at cost	(1,371)	(1,371)
Accumulated other comprehensive income, net	289	1,315
Total shareholders’ equity	18,326	18,111
Total liabilities and shareholders’ equity	$20,459	$21,041

Statements of Income

	Year Ended December 31
	2021	2020	2019
	(In millions)
Income:
Dividends received from subsidiaries	$2,250	$280	$1,675
Interest from subsidiaries	8	8	4
Other	22	53	7
	2,280	341	1,686
Expenses:
Salaries and employee benefits	61	56	54
Interest expense	68	93	153
Equipment and software expense	4	4	5
Other	96	79	84
	229	232	296
Income before income taxes and equity in undistributed earnings of subsidiaries	2,051	109	1,390
Income tax benefit	(43)	(36)	(68)
Income before equity in undistributed earnings of subsidiaries and preferred stock dividends	2,094	145	1,458
Equity in undistributed earnings of subsidiaries:
Banks	372	905	110
Non-banks	55	44	14
	427	949	124
Net income	2,521	1,094	1,582
Preferred stock dividends	(121)	(103)	(79)
Net income available to common shareholders	$2,400	$991	$1,503

Statements of Cash Flows

	Year Ended December 31
	2021	2020	2019
	(In millions)
Operating activities:
Net income	$2,521	$1,094	$1,582
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(427)	(949)	(124)
Provision for (benefit from) deferred income taxes	(21)	29	20
Depreciation, amortization and accretion, net	3	3	4
Loss on sale of assets	—	1	—
Loss on early extinguishment of debt	20	14	16
Net change in operating assets and liabilities:
Other assets	61	3	18
Other liabilities	1	—	(7)
Other	(51)	44	102
Net cash from operating activities	2,107	239	1,611
Investing activities:
(Investment in) / repayment of investment in subsidiaries	(21)	—	(18)
Proceeds from sales and maturities of debt securities available for sale	5	4	5
Purchases of debt securities available for sale	(3)	(4)	(6)
Net cash from investing activities	(19)	—	(19)
Financing activities:
Proceeds from long-term borrowings	646	748	500
Payments on long-term borrowings	(1,424)	(1,039)	(751)
Cash dividends on common stock	(608)	(595)	(577)
Cash dividends on preferred stock	(108)	(103)	(79)
Net proceeds from issuance of preferred stock	390	346	490
Payment for redemption of preferred stock	(500)	—	—
Repurchases of common stock	(467)	—	(1,101)
Other	—	(5)	(2)
Net cash from financing activities	(2,071)	(648)	(1,520)
Net change in cash and cash equivalents	17	(409)	72
Cash and cash equivalents at beginning of year	1,526	1,935	1,863
Cash and cash equivalents at end of year	$1,543	$1,526	$1,935

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. In the fourth quarter, Regions acquired EnerBank and Sabal Capital Partners and are in the process of integrating the acquired businesses into our overall internal control over financial reporting process. As permitted under applicable regulations, we have excluded acquisitions from our assessment of internal control over financial reporting as of December 31, 2021.
During the fourth fiscal quarter of the year ended December 31, 2021, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting and the attestation report of registered public accounting firm on registrant's internal control over financial reporting are included in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Who are this year's nominees?,” “—What criteria were considered by the NCG Committee in selecting the nominees?,” “—What skills and characteristics are currently represented on the Board?,” and “—How often are the Directors elected?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is at the end of Item I of this Annual Report on Form 10-K.
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
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	—	$—	30,267,272	(b)
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	—	$—	30,267,272
_____
(a)Does not include outstanding restricted stock units of 11,206,894.
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
Item 14. Principal Accountant Fees and Services
All information presented under the caption “ PROPOSAL 2—RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm (PCAOB ID: 42) and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2021 and 2020;
Consolidated Statements of Income—Years ended December 31, 2021, 2020 and 2019;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2021, 2020 and 2019;
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2021, 2020 and 2019; and
Consolidated Statements of Cash Flows—Years ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:
None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.
(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by the registrant on May 3, 2021.

3.6	Bylaws as amended and restated on July 21, 2021, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 21, 2021.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2
Deposit Agreement, dated as of April 29, 2014, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare, Inc. and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on April 29, 2014.

4.3	Form of depositary receipt representing the Series B Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on April 29, 2014.

SEC Assigned Exhibit Number	Description of Exhibits

4.4	Form of certificate representing the Series B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Form 8-A filed by registrant on April 28, 2014.

4.5
Deposit Agreement, dated as of April 30, 2019, by and among Regions Financial Corporation, Computershare, Inc., and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on April 29, 2019.

4.6	Form of depositary receipt representing the Series C Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by registrant on April 29, 2019.

4.7
Deposit Agreement, dated as of June 5, 2020, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

4.8	Form of depositary receipt representing the Series D Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on June 5, 2020.

4.9
Deposit Agreement, dated as of May 4, 2021, by and among Regions Financial Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.10	Form of depositary receipt representing the Series E Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.11	Description of Registered Securities.

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

10.4*
Form of Director Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.5*
2018 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

10.6*
2019 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

SEC Assigned Exhibit Number	Description of Exhibits
10.7*
2020 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.8*
Form of Associate Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

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

10.12*
Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.13*
2018 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 8, 2018.

10.14*
2019 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

10.15*
2020 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.16*
Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.17*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.18*
Regions Financial Corporation Directors’ Deferred Investment Plan (As Amended and Restated as of January 1, 2021), incorporated by reference to Exhibit 4.7 to Form S-8 Registration Statement filed by registrant on December 30, 2020.

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

10.22*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.23*	Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.24*	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.25*	Form of Change-in-Control Agreement with executive officer John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.26*	Form of Change-in-Control Agreement with executive officer Kate R. Danella, incorporated by reference to Exhibit 10.37 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.27*	Form of Change-in-Control Agreement with executive officer C. Matthew Lusco, incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.28*
Form of Change-in-Control Agreement with executive officers David R. Keenan, Scott M. Peters, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.29*	Form of Change-in-Control Agreement with executive officer William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.30*
Form of Amendment to Change-in-Control Agreement with executive officers David J. Turner, Jr., John B. Owen, David R. Keenan, Scott M. Peters, Ronald G. Smith, and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.31*
Regions Financial Corporation Executive Severance Plan (Amended and Restated effective January 1, 2020), incorporated by reference to Exhibit 10.32 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.32*
Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.33*
Amendment One to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 4, 2021.

10.34*	Amendment Two to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020).

SEC Assigned Exhibit Number	Description of Exhibits
10.35*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.42 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.36*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2020.

10.37*
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by registrant on October 19, 2021.

10.38*	Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020.

10.39*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.40*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.41*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2019, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.42*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

10.43*
Amendment Number One to the Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.44*
Regions Financial Corporation Executive Incentive Plan (Effective January 1, 2021) (amends, restates, and renames the Regions Financial Corporation Amended and Restated Management Incentive Plan, which is Exhibit 10.42 to this 2021 Form 10-K Annual Report), incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on February 24, 2021.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Power of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Assigned Exhibit Number	Description of Exhibits

101	The following materials from Regions' Form 10-K Report for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-K Report for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

DATE:	February 24, 2022		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	President and Chief Executive Officer, and Director (principal executive officer)	February 24, 2022
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2022
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 24, 2022
Hardie B. Kimbrough, Jr.

*	Director	February 24, 2022
Carolyn H. Byrd

*	Director	February 24, 2022
Don DeFosset

*	Director	February 24, 2022
Samuel A. Di Piazza, Jr.

*	Director	February 24, 2022
Zhanna Golodryga

*	Director	February 24, 2022
John D. Johns

*	Director	February 24, 2022
Join M. Johnson

*	Director	February 24, 2022
Ruth Ann Marshall

*	Director	February 24, 2022
Charles D. McCrary

*	Director	February 24, 2022
James T. Prokopanko

*	Director	February 24, 2022
Lee J. Styslinger III

*	Director	February 24, 2022
José S. Suquet

*	Director	February 24, 2022
Timothy Vines

* Tara A. Plimpton, by signing her name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ Tara A. Plimpton
Tara A. Plimpton
Attorney in Fact