Form 10-Q
period 2022-03-31
REGIONS FINANCIAL CORP
filed 2022-05-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Securities registered pursuant to Section 12(b) of the Act:
As of May 4, 2022 there were 934,499,667 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
Ascentium - Ascentium Capital, LLC.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2021 and as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(In millions, except share data)
Assets
Cash and due from banks	$2,227	$1,350
Interest-bearing deposits in other banks	25,718	28,061
Debt securities held to maturity (estimated fair value of $866 and $950, respectively)	864	899
Debt securities available for sale (amortized cost of $30,664 and $28,263, respectively)	29,384	28,481
Loans held for sale (includes $507 and $783 measured at fair value, respectively)	694	1,003
Loans, net of unearned income	89,335	87,784
Allowance for loan losses	(1,416)	(1,479)
Net loans	87,919	86,305
Other earning assets	1,504	1,187
Premises and equipment, net	1,794	1,814
Interest receivable	329	319
Goodwill	5,748	5,744
Residential mortgage servicing rights at fair value	542	418
Other identifiable intangible assets, net	292	305
Other assets	7,067	7,052
Total assets	$164,082	$162,938
Liabilities and Equity
Deposits:
Non-interest-bearing	$59,590	$58,369
Interest-bearing	81,432	80,703
Total deposits	141,022	139,072
Borrowed funds:
Long-term borrowings	2,343	2,407
Total borrowed funds	2,343	2,407
Other liabilities	3,735	3,133
Total liabilities	147,100	144,612
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued— 1,750,000 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock— 973,925,496 and 982,940,601 shares, respectively	10	10
Additional paid-in capital	11,983	12,189
Retained earnings	5,915	5,550
Treasury stock, at cost—41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(1,214)	289
Total shareholders’ equity	16,982	18,326
Total liabilities and equity	$164,082	$162,938
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2022	2021
	(In millions, except per share data)
Interest income on:
Loans, including fees	$876	$854
Debt securities	138	133
Loans held for sale	9	12
Other earning assets	29	14
Total interest income	1,052	1,013
Interest expense on:
Deposits	13	19
Long-term borrowings	24	27
Total interest expense	37	46
Net interest income	1,015	967
Provision for (benefit from) credit losses	(36)	(142)
Net interest income after provision for (benefit from) credit losses	1,051	1,109
Non-interest income:
Service charges on deposit accounts	168	157
Card and ATM fees	124	115
Capital markets income	73	100
Mortgage income	48	90
Investment management and trust fee income	75	66
Securities gains (losses), net	—	1
Other	96	112
Total non-interest income	584	641
Non-interest expense:
Salaries and employee benefits	546	546
Equipment and software expense	95	90
Net occupancy expense	75	77
Other	217	215
Total non-interest expense	933	928
Income before income taxes	702	822
Income tax expense	154	180
Net income	$548	$642
Net income available to common shareholders	$524	$614
Weighted-average number of shares outstanding:
Basic	938	961
Diluted	947	968
Earnings per common share:
Basic	$0.56	$0.64
Diluted	$0.55	$0.63

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
	2022	2021
	(In millions)
Net income (loss)	$548	$642
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($1) tax effect, respectively)	(1)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	2
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($381) and ($138) tax effect, respectively)	(1,117)	(410)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	—	1
Net change in unrealized gains on securities available for sale, net of tax	(1,117)	(411)
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($106) and ($83) tax effect, respectively)	(311)	(248)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $28 and $26 tax effect, respectively)	82	76
Net change in unrealized gains on derivative instruments, net of tax	(393)	(324)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($3) tax effect, respectively)	(6)	(10)
Net change from defined benefit pension plans and other post employment benefits, net of tax	6	10
Other comprehensive income (loss), net of tax	(1,503)	(723)
Comprehensive income (loss)	$(955)	$(81)
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions)
BALANCE AT JANUARY 1, 2021	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111
Net income	—	—	—	—	—	642	—	—	642
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(723)	(723)
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)
Preferred stock dividends	—	—	—	—	—	(28)	—	—	(28)
Impact of common stock transactions under compensation plans, net	—	—	1	—	9	—	—	—	9
BALANCE AT MARCH 31, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862

BALANCE AT JANUARY 1, 2022	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326
Net income	—	—	—	—	—	548	—	—	548
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,503)	(1,503)
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)
Impact of common share repurchases	—	—	(9)	—	(215)	—	—	—	(215)
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9
BALANCE AT MARCH 31, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2022	2021
	(In millions)
Operating activities:
Net income	$548	$642
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	(36)	(142)
Depreciation, amortization and accretion, net	105	101
Securities (gains) losses, net	—	(1)
Deferred income tax expense (benefit)	73	92
Originations and purchases of loans held for sale	(1,292)	(1,716)
Proceeds from sales of loans held for sale	1,564	2,131
(Gain) loss on sale of loans, net	(20)	(74)
Net change in operating assets and liabilities:
Other earning assets	(319)	(51)
Interest receivable and other assets	(163)	(96)
Other liabilities	132	(273)
Other	(8)	106
Net cash from operating activities	584	719
Investing activities:
Proceeds from maturities of debt securities held to maturity	35	63
Proceeds from sales of debt securities available for sale	1,085	27
Proceeds from maturities of debt securities available for sale	1,283	1,439
Purchases of debt securities available for sale	(4,359)	(2,005)
Proceeds from sales of loans	366	120
Purchases of loans	(267)	(269)
Purchases of mortgage servicing rights	(69)	(11)
Net change in loans	(1,641)	596
Net purchases of other assets	(32)	(27)
Net cash from investing activities	(3,599)	(67)
Financing activities:
Net change in deposits	1,950	7,123
Payments on long-term borrowings	—	(632)
Cash dividends on common stock	(161)	(149)
Cash dividends on preferred stock	(24)	(28)
Repurchases of common stock	(215)	—
Taxes paid related to net share settlement of equity awards	(1)	(2)
Net cash from financing activities	1,549	6,312
Net change in cash and cash equivalents	(1,466)	6,964
Cash and cash equivalents at beginning of year	29,411	17,956
Cash and cash equivalents at end of period	$27,945	$24,920
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income (loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2021. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
During 2022, the Company adopted new accounting guidance related to several topics. See Note 12 for related disclosures.

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2022
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$338	$—	$(12)	$326	$2	$(2)	$326
Commercial agency	539	—	(1)	538	4	(2)	540
	$877	$—	$(13)	$864	$6	$(4)	$866

Debt securities available for sale:
U.S. Treasury securities	$1,090	$1	$(61)	$1,030			$1,030
Federal agency securities	713	—	(13)	700			700
Obligations of states and political subdivisions	3	—	—	3			3
Mortgage-backed securities:
Residential agency	21,088	44	(1,035)	20,097			20,097
Residential non-agency	1	—	—	1			1
Commercial agency	5,961	14	(206)	5,769			5,769
Commercial non-agency	467	—	(3)	464			464
Corporate and other debt securities	1,341	7	(28)	1,320			1,320
	$30,664	$66	$(1,346)	$29,384			$29,384

	December 31, 2021
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$370	$—	$(13)	$357	$20	$—	$377
Commercial agency	543	—	(1)	542	31	—	573
	$913	$—	$(14)	$899	$51	$—	$950

Debt securities available for sale:
U.S. Treasury securities	$1,137	$2	$(7)	$1,132			$1,132
Federal agency securities	94	1	(3)	92			92
Obligations of states and political subdivisions	4	—	—	4			4
Mortgage-backed securities:
Residential agency	18,873	287	(198)	18,962			18,962
Residential non-agency	1	—	—	1			1
Commercial agency	6,271	163	(61)	6,373			6,373
Commercial non-agency	532	4	—	536			536
Corporate and other debt securities	1,351	36	(6)	1,381			1,381
	$28,263	$493	$(275)	$28,481			$28,481
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $9.7 billion and $9.2 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$338	$326
Commercial agency	539	540
	$877	$866
Debt securities available for sale:
Due in one year or less	$274	$275
Due after one year through five years	2,043	1,991
Due after five years through ten years	718	682
Due after ten years	112	105
Mortgage-backed securities:
Residential agency	21,088	20,097
Residential non-agency	1	1
Commercial agency	5,961	5,769
Commercial non-agency	467	464
	$30,664	$29,384
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity are presented at March 31, 2022 and debt securities available for sale are presented at March 31, 2022, and December 31, 2021. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value; there were no unrealized losses on debt securities held to maturity using this analysis at December 31,2021. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$325	$(11)	$—	$—	$325	$(11)
Commercial agency	62	(3)	—	—	62	(3)
	$387	$(14)	$—	$—	$387	$(14)

Debt securities available for sale:
U.S. Treasury securities	$985	$(60)	$8	$(1)	$993	$(61)
Federal agency securities	628	(6)	58	(7)	686	(13)
Mortgage-backed securities:
Residential agency	13,621	(580)	4,691	(455)	18,312	(1,035)
Commercial agency	3,035	(103)	1,022	(103)	4,057	(206)
Commercial non-agency	290	(3)	—	—	290	(3)
Corporate and other debt securities	785	(28)	—	—	785	(28)
	$19,344	$(780)	$5,779	$(566)	$25,123	$(1,346)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$1,010	$(7)	$—	$—	$1,010	$(7)
Federal agency securities	63	(3)	—	—	63	(3)
Mortgage-backed securities:
Residential agency	9,528	(171)	686	(27)	10,214	(198)
Commercial agency	1,333	(29)	760	(32)	2,093	(61)
Corporate and other debt securities	444	(6)	—	—	444	(6)
	$12,378	$(216)	$1,446	$(59)	$13,824	$(275)
The number of individual debt positions in an unrealized loss position in the tables above increased from 479 at December 31, 2021, to 1,325 at March 31, 2022. The increase in the number of securities and the total amount of unrealized losses from year-end 2021 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale for the three months ended March 31, 2022 are presented below. Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three months ended March 31, 2021. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three months ended March 31, 2022 or 2021.

Three Months Ended
March 31, 2022
(in millions)
Gross realized gains	$17
Gross realized losses	(17)
Securities gains (losses), net	$—

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2022	December 31, 2021
	(In millions)
Commercial and industrial	$45,643	$43,758
Commercial real estate mortgage—owner-occupied	5,181	5,287
Commercial real estate construction—owner-occupied	273	264
Total commercial	51,097	49,309
Commercial investor real estate mortgage	5,557	5,441
Commercial investor real estate construction	1,607	1,586
Total investor real estate	7,164	7,027
Residential first mortgage	17,373	17,512
Home equity lines	3,602	3,744
Home equity loans	2,500	2,510
Consumer credit card	1,133	1,184
Other consumer-exit portfolio	909	1,071
Other consumer	5,557	5,427
Total consumer	31,074	31,448
Total loans, net of unearned income	$89,335	$87,784
During both the three months ended March 31, 2022 and 2021, Regions purchased approximately $261 million in other consumer, residential first mortgage and commercial and industrial loans from third parties, respectively.
At March 31, 2022, $16.0 billion in net eligible loans held by Regions were pledged for potential borrowings from the FHLB. At March 31, 2022, an additional $14.9 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.2 billion as of March 31, 2022, with related income of $12 million for the three months ended March 31, 2022.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2021, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance by portfolio segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for (benefit from) loan losses	(49)	(4)	36	(17)
Loan losses:
Charge-offs	(26)	—	(51)	(77)
Recoveries	13	—	18	31
Net loan (losses) recoveries	(13)	—	(33)	(46)
Allowance for loan losses, March 31, 2022	620	75	721	1,416
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit commitments	(6)	—	(13)	(19)
Reserve for unfunded credit commitments, March 31, 2022	52	8	16	76
Allowance for credit losses, March 31, 2022	$672	$83	$737	$1,492

	Three Months Ended March 31, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(83)	(18)	(7)	(108)
Loan losses:
Charge-offs	(47)	(15)	(52)	(114)
Recoveries	16	—	15	31
Net loan (losses) recoveries	(31)	(15)	(37)	(83)
Allowance for loan losses, March 31, 2021	1,082	150	744	1,976
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded commitments	(30)	(3)	(1)	(34)
Reserve for unfunded credit commitments, March 31, 2021	67	11	14	92
Allowance for credit losses, March 31, 2021	$1,149	$161	$758	$2,068
PORTFOLIO SEGMENT RISK FACTORS
Regions’ portfolio segments are commercial, investor real estate and consumer. Classes within each segment present unique credit risks. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding Regions’ portfolio segments and related classes, as well as the risks specific to each.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments’ primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Regions' ratings are aligned to federal banking regulators’ definitions and are utilized to develop the associated allowance. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding commercial risk ratings.
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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of March 31, 2022 and December 31, 2021. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding Regions' credit quality indicators.

	March 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$2,766	$9,954	$4,567	$3,479	$1,712	$3,985	$17,408	$—	$49	$43,920
Special Mention	5	66	66	99	49	79	391	—	—	755
Substandard Accrual	10	82	102	45	82	19	412	—	—	752
Non-accrual	—	39	13	42	9	22	91	—	—	216
Total commercial and industrial	$2,781	$10,141	$4,748	$3,665	$1,852	$4,105	$18,302	$—	$49	$45,643

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$269	$1,328	$1,042	$610	$624	$982	$112	$—	$(5)	$4,962
Special Mention	1	11	41	28	17	28	1	—	—	127
Substandard Accrual	—	5	4	30	10	10	1	—	—	60
Non-accrual	1	1	4	3	5	18	—	—	—	32
Total commercial real estate mortgage—owner-occupied:	$271	$1,345	$1,091	$671	$656	$1,038	$114	$—	$(5)	$5,181

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$26	$85	$41	$18	$28	$54	$2	$—	$—	$254
Special Mention	—	1	—	—	2	2	—	—	—	5
Substandard Accrual	—	—	—	—	2	2	—	—	—	4
Non-accrual	—	—	1	1	—	8	—	—	—	10
Total commercial real estate construction—owner-occupied:	$26	$86	$42	$19	$32	$66	$2	$—	$—	$273
Total commercial	$3,078	$11,572	$5,881	$4,355	$2,540	$5,209	$18,418	$—	$44	$51,097

Commercial investor real estate mortgage:
Risk Rating:
Pass	$553	$1,596	$870	$867	$414	$222	$510	$—	$(5)	$5,027
Special Mention	20	17	26	173	74	9	—	—	—	319
Substandard Accrual	—	27	43	78	30	24	7	—	—	209
Non-accrual	—	—	—	—	—	2	—	—	—	2
Total commercial investor real estate mortgage	$573	$1,640	$939	$1,118	$518	$257	$517	$—	$(5)	$5,557

Commercial investor real estate construction:
Risk Rating:
Pass	$46	$238	$301	$311	$84	$2	$590	$—	$(13)	$1,559
Special Mention	—	—	16	32	—	—	—	—	—	48
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$46	$238	$317	$343	$84	$2	$590	$—	$(13)	$1,607
Total investor real estate	$619	$1,878	$1,256	$1,461	$602	$259	$1,107	$—	$(18)	$7,164

	March 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Residential first mortgage:
FICO scores:
Above 720	$537	$4,173	$5,140	$1,021	$386	$2,889	$—	$—	$—	$14,146
681-720	82	407	339	92	49	346	—	—	—	1,315
620-680	39	237	153	65	37	322	—	—	—	853
Below 620	5	57	62	47	44	434	—	—	—	649
Data not available	5	54	47	20	6	113	9	—	156	410
Total residential first mortgage	$668	$4,928	$5,741	$1,245	$522	$4,104	$9	$—	$156	$17,373

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,658	$47	$—	$2,705
681-720	—	—	—	—	—	—	370	11	—	381
620-680	—	—	—	—	—	—	237	12	—	249
Below 620	—	—	—	—	—	—	122	8	—	130
Data not available	—	—	—	—	—	—	104	5	28	137
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,491	$83	$28	$3,602

Home equity loans
FICO scores:
Above 720	$132	$526	$297	$143	$131	$730	$—	$—	$—	$1,959
681-720	24	76	33	20	19	89	—	—	—	261
620-680	8	34	13	11	12	69	—	—	—	147
Below 620	2	7	3	7	7	51	—	—	—	77
Data not available	1	2	3	3	3	26	—	—	18	56
Total home equity loans	$167	$645	$349	$184	$172	$965	$—	$—	$18	$2,500

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$641	$—	$—	$641
681-720	—	—	—	—	—	—	232	—	—	232
620-680	—	—	—	—	—	—	188	—	—	188
Below 620	—	—	—	—	—	—	77	—	—	77
Data not available	—	—	—	—	—	—	9	—	(14)	(5)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,147	$—	$(14)	$1,133

Other consumer—exit portfolios
FICO scores:
Above 720	$—	$—	$—	$141	$274	$175	$—	$—	$—	$590
681-720	—	—	—	42	61	41	—	—	—	144
620-680	—	—	—	25	44	32	—	—	—	101
Below 620	—	—	—	8	26	23	—	—	—	57
Data not available	—	—	—	2	4	6	—	—	5	17
Total Other consumer—exit portfolios	$—	$—	$—	$218	$409	$277	$—	$—	$5	$909

	March 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Other consumer:
FICO scores:
Above 720	$444	$1,489	$720	$460	$188	$123	$114	$—	$—	$3,538
681-720	76	394	174	109	48	32	56	—	—	889
620-680	40	236	111	63	32	24	42	—	—	548
Below 620	6	72	47	29	18	13	18	—	—	203
Data not available	56	26	7	148	85	6	4	—	47	379
Total other consumer	$622	$2,217	$1,059	$809	$371	$198	$234	$—	$47	$5,557
Total consumer loans	$1,457	$7,790	$7,149	$2,456	$1,474	$5,544	$4,881	$83	$240	$31,074
Total Loans	$5,154	$21,240	$14,286	$8,272	$4,616	$11,012	$24,406	$83	$266	$89,335

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$11,098	$5,231	$3,711	$1,781	$1,625	$2,611	$15,794	$—	$(60)	$41,791
Special Mention	54	43	177	147	25	77	383	—	—	906
Substandard Accrual	83	76	57	90	17	12	421	—	—	756
Non-accrual	70	22	45	9	11	15	133	—	—	305
Total commercial and industrial	$11,305	$5,372	$3,990	$2,027	$1,678	$2,715	$16,731	$—	$(60)	$43,758

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,404	$1,095	$671	$663	$381	$724	$122	$—	$(7)	$5,053
Special Mention	7	48	12	11	12	16	1	—	—	107
Substandard Accrual	3	8	34	11	6	12	1	—	—	75
Non-accrual	3	6	7	10	12	14	—	—	—	52
Total commercial real estate mortgage—owner-occupied:	$1,417	$1,157	$724	$695	$411	$766	$124	$—	$(7)	$5,287

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$68	$61	$24	$30	$20	$42	$1	$—	$—	$246
Special Mention	—	—	—	2	1	2	—	—	—	5
Substandard Accrual	—	—	—	2	—	—	—	—	—	2
Non-accrual	1	1	—	—	1	8	—	—	—	11
Total commercial real estate construction—owner-occupied:	$69	$62	$24	$34	$22	$52	$1	$—	$—	$264
Total commercial	$12,791	$6,591	$4,738	$2,756	$2,111	$3,533	$16,856	$—	$(67)	$49,309

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,783	$808	$900	$580	$144	$95	$487	$—	$(4)	$4,793
Special Mention	23	84	223	21	1	9	—	—	—	361
Substandard Accrual	52	85	94	31	15	—	7	—	—	284
Non-accrual	—	—	—	1	—	2	—	—	—	3
Total commercial investor real estate mortgage	$1,858	$977	$1,217	$633	$160	$106	$494	$—	$(4)	$5,441

Commercial investor real estate construction:
Risk Rating:
Pass	$135	$343	$404	$82	$1	$1	$593	$—	$(11)	$1,548
Special Mention	—	12	26	—	—	—	—	—	—	38
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$135	$355	$430	$82	$1	$1	$593	$—	$(11)	$1,586
Total investor real estate	$1,993	$1,332	$1,647	$715	$161	$107	$1,087	$—	$(15)	$7,027

Residential first mortgage:
FICO scores:
Above 720	$4,020	$5,280	$1,106	$426	$612	$2,601	$—	$—	$—	$14,045
681-720	449	366	108	57	69	353	—	—	—	1,402
620-680	246	161	78	50	44	378	—	—	—	957
Below 620	39	58	49	47	47	451	—	—	—	691
Data not available	56	46	20	7	11	111	9	—	157	417
Total residential first mortgage	$4,810	$5,911	$1,361	$587	$783	$3,894	$9	$—	$157	$17,512

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,761	$49	$—	$2,810
681-720	—	—	—	—	—	—	380	12	—	392
620-680	—	—	—	—	—	—	254	11	—	265
Below 620	—	—	—	—	—	—	132	8	—	140
Data not available	—	—	—	—	—	—	105	5	27	137
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,632	$85	$27	$3,744

Home equity loans
FICO scores:
Above 720	$544	$320	$155	$144	$217	$588	$—	$—	$—	$1,968
681-720	82	35	26	22	23	71	—	—	—	259
620-680	34	14	13	12	15	59	—	—	—	147
Below 620	6	3	6	7	11	46	—	—	—	79
Data not available	2	3	3	4	5	22	—	—	18	57
Total home equity loans	$668	$375	$203	$189	$271	$786	$—	$—	$18	$2,510

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Consumer Credit Card
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$675	$—	$—	$675
681-720	—	—	—	—	—	—	240	—	—	240
620-680	—	—	—	—	—	—	194	—	—	194
Below 620	—	—	—	—	—	—	81	—	—	81
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,198	$—	$(14)	$1,184

Other consumer—exit portfolios
FICO scores:
Above 720	$—	$—	$157	$318	$135	$81	$—	$—	$—	$691
681-720	—	—	47	71	32	20	—	—	—	170
620-680	—	—	28	50	24	17	—	—	—	119
Below 620	—	—	10	31	16	13	—	—	—	70
Data not available	—	—	2	5	4	3	—	—	7	21
Total other consumer—exit portfolios	$—	$—	$244	$475	$211	$134	$—	$—	$7	$1,071

Other consumer:
FICO scores:
Above 720	$1,555	$844	$543	$222	$66	$76	$116	$—	$—	$3,422
681-720	381	203	131	58	19	18	56	—	—	866
620-680	232	125	72	37	15	13	40	—	—	534
Below 620	66	50	33	20	8	7	17	—	—	201
Data not available	62	7	156	91	4	4	2	—	78	404
Total other consumer	$2,296	$1,229	$935	$428	$112	$118	$231	$—	$78	$5,427
Total consumer loans	$7,774	$7,515	$2,743	$1,679	$1,377	$4,932	$5,070	$85	$273	$31,448
Total Loans	$22,558	$15,438	$9,128	$5,150	$3,649	$8,572	$23,013	$85	$191	$87,784
_________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and industrial lending includes PPP lending in the 2021 and 2020 vintage years.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of March 31, 2022 and December 31, 2021. Loans on non-accrual status with no related allowance totaled $69 million and $127 million, of commercial loans, as of March 31, 2022 and December 31, 2021, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	March 31, 2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$26	$11	$5	$42	$45,427	$216	$45,643
Commercial real estate mortgage—owner-occupied	5	1	1	7	5,149	32	5,181
Commercial real estate construction—owner-occupied	—	1	—	1	263	10	273
Total commercial	31	13	6	50	50,839	258	51,097
Commercial investor real estate mortgage	16	—	—	16	5,555	2	5,557
Commercial investor real estate construction	—	—	—	—	1,607	—	1,607
Total investor real estate	16	—	—	16	7,162	2	7,164
Residential first mortgage	65	32	98	195	17,342	31	17,373
Home equity lines	12	8	19	39	3,565	37	3,602
Home equity loans	8	4	11	23	2,493	7	2,500
Consumer credit card	8	5	12	25	1,133	—	1,133
Other consumer—exit portfolios	8	3	2	13	909	—	909
Other consumer	31	14	14	59	5,557	—	5,557
Total consumer	132	66	156	354	30,999	75	31,074
	$179	$79	$162	$420	$89,000	$335	$89,335

	December 31, 2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$35	$29	$5	$69	$43,453	$305	$43,758
Commercial real estate mortgage—owner-occupied	3	1	1	5	5,235	52	5,287
Commercial real estate construction—owner-occupied	—	—	—	—	253	11	264
Total commercial	38	30	6	74	48,941	368	49,309
Commercial investor real estate mortgage	—	—	—	—	5,438	3	5,441
Commercial investor real estate construction	—	—	—	—	1,586	—	1,586
Total investor real estate	—	—	—	—	7,024	3	7,027
Residential first mortgage	73	31	123	227	17,479	33	17,512
Home equity lines	15	6	21	42	3,704	40	3,744
Home equity loans	7	4	12	23	2,503	7	2,510
Consumer credit card	9	6	12	27	1,184	—	1,184
Other consumer—exit portfolios	10	4	2	16	1,071	—	1,071
Other consumer	31	15	13	59	5,427	—	5,427
Total consumer	145	66	183	394	31,368	80	31,448
	$183	$96	$189	$468	$87,333	$451	$87,784

TROUBLED DEBT RESTRUCTURINGS
Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Similarly, Regions works to meet the individual needs of consumer borrowers to stem foreclosure through its CAP. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Company's TDRs, including their impact on the allowance and designation of TDRs in periods subsequent to the modification.
As provided initially in the CARES Act and subsequently extended through the Consolidated Appropriations Act, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through January 1, 2022 were eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief were not considered TDRs and are excluded from the December 31, 2021 disclosures below.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended March 31, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	10	$37	$—
Commercial real estate mortgage—owner-occupied	3	2	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	13	39	—
Commercial investor real estate mortgage	1	8	—
Commercial investor real estate construction	—	—	—
Total investor real estate	1	8	—
Residential first mortgage	357	52	3
Home equity lines	22	2	1
Home equity loans	42	3	—
Consumer credit card	2	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	2	—	—
Total consumer	425	57	4
	439	$104	$4

	Three Months Ended March 31, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	26	$30	$—
Commercial real estate mortgage—owner-occupied	6	1	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	32	31	—
Commercial investor real estate mortgage	2	7	—
Commercial investor real estate construction	—	—	—
Total investor real estate	2	7	—
Residential first mortgage	175	35	3
Home equity lines	2	—	—
Home equity loans	1	—	—
Consumer credit card	—	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	48	1	—
Total consumer	226	36	3
	260	$74	$3

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2022	2021
	(In millions)
Carrying value, beginning of period	$418	$296
Additions	19	21
Purchases (1)	75	11
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	47	90
Economic amortization associated with borrower repayments (2)	(17)	(17)
Carrying value, end of period	$542	$401
________
(1)Purchases of residential MSRs can be structured with cash hold back provisions, therefore the timing of payment may be made in future periods.
(2)Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2022	2021
	(Dollars in millions)
Unpaid principal balance	$41,639	$34,212
Weighted-average CPR (%)	9.6%	10.2%
Estimated impact on fair value of a 10% increase	$(48)	$(28)
Estimated impact on fair value of a 20% increase	$(78)	$(51)
Option-adjusted spread (basis points)	445	564
Estimated impact on fair value of a 10% increase	$(10)	$(10)
Estimated impact on fair value of a 20% increase	$(21)	$(21)
Weighted-average coupon interest rate	3.5%	3.8%
Weighted-average remaining maturity (months)	299	289
Weighted-average servicing fee (basis points)	27.4	27.5
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans:

	Three Months Ended March 31
	2022	2021
	(In millions)
Servicing related fees and other ancillary income	$27	$24
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
COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. See Note 1 "Summary of Significant Accounting Policies" in the 2021 Annual Report on Form 10-K for additional information. Also see Note 11 for additional information.

The table below presents an analysis of commercial MSRs under the amortization measurement method:

	Three Months Ended March 31
	2022	2021
	(In millions)
Carrying value, beginning of period	$86	$74
Additions	—	11
Economic amortization associated with borrower repayments (1)	(4)	(3)
Carrying value, end of period	$82	$82
________
(1)"Economic amortization associated with borrower repayments" includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates the commercial MSRs for impairment based on fair value. The estimated fair value of the commercial MSRs was approximately $94 million at March 31, 2022 and $96 million at December 31, 2021.
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans:

	Three Months Ended March 31
	2022	2021
	(In millions)
Servicing related fees and other ancillary income	$7	$5
NOTE 5. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

PREFERRED STOCK
    The following table presents a summary of the non-cumulative perpetual preferred stock:

									March 31, 2022	December 31, 2021
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount

Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	1,000	25	1/40th	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	390	390
					$1,750				$1,659	$1,659
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
The Board declared a total of $20 million in cash dividends on Series B, Series C and Series D preferred stock during both the first three months of 2022 and 2021. The Board declared cash dividends of $4 million on Series E preferred stock for the first three months of 2022; the initial quarterly dividend on Series E was declared in the third quarter of 2021. Additionally, total cash dividends for the first three months of 2021 includes $8 million in cash dividends on Series A preferred stock, which were fully redeemed during the second quarter of 2021. Therefore, a total of $24 million in cash dividends on total preferred stock was declared in the first three months of 2022 compared to the total of $28 million in cash dividends on total preferred stock for the same period in 2021.

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
COMMON STOCK
As a result of Regions' voluntary participation in 2021 CCAR, effective October 1, 2021, Regions' SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent.
As part of the Company's 2021 capital plan, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. During the three months ended March 31, 2022, Regions repurchased approximately 9.1 million shares of common stock at a total cost of $215 million and concluded the plan in the first quarter of 2022. All of these shares were immediately retired upon repurchase and therefore, were not included in treasury stock.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of May 4, 2022, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.
The Board declared a $0.17 per share cash dividend on common stock for the first quarter 2022 as compared to $0.155 per common share for the first quarter 2021.
ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization of unrealized losses (2)	1	—	1
Ending balance	$(13)	$3	$(10)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(1,498)	381	(1,117)
Ending balance	$(1,280)	$326	$(954)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized holding gains (losses) on derivatives arising during the period	(417)	106	(311)
Reclassification adjustments for (gains) losses realized in net income (2)	(110)	28	(82)
Change in AOCI from derivative activity in the period	(527)	134	(393)
Ending balance	$303	$(75)	$228
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	8	(2)	6
Ending balance	$(639)	$161	$(478)

Total other comprehensive income (loss)	(2,016)	513	(1,503)
Total accumulated other comprehensive income (loss), end of period	$(1,629)	$415	$(1,214)

	Three Months Ended March 31, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization of unrealized losses (2)	3	(1)	2
Ending balance	$(18)	$4	$(14)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(548)	138	(410)
Reclassification adjustments for securities (gains) losses realized in net income(3)	(1)	—	(1)
Change in AOCI from securities available for sale activity in the period	(549)	138	(411)
Ending balance	$513	$(130)	$383
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized holding gains (losses) on derivatives arising during the period	(331)	83	(248)
Reclassification adjustments for (gains) losses realized in net income (2)	(102)	26	(76)
Change in AOCI from derivative activity in the period	(433)	109	(324)
Ending balance	$1,177	$(297)	$880
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	13	(3)	10
Ending balance	$(879)	$222	$(657)

Total other comprehensive income (loss)	(966)	243	(723)
Total accumulated other comprehensive income (loss), end of period	$793	$(201)	$592
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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income	$548	$642
Preferred stock dividends and other	(24)	(28)
Net income available to common shareholders	$524	$614
Denominator:
Weighted-average common shares outstanding—basic	938	961
Potential common shares	9	7
Weighted-average common shares outstanding—diluted	947	968
Earnings per common share:
Basic	$0.56	$0.64
Diluted	0.55	0.63
The effects from the assumed exercise of 3 million in restricted stock units and awards and performance stock units for both the three months ended March 31, 2022 and 2021, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended March 31
	2022	2021	2022	2021	2022	2021
	(In millions)
Service cost	$9	$9	$—	$1	$9	$10
Interest cost	14	12	1	1	15	13
Expected return on plan assets	(35)	(35)	—	—	(35)	(35)
Amortization of actuarial loss	6	11	2	2	8	13
Net periodic pension cost (credit)	$(6)	$(3)	$3	$4	$(3)	$1

The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first three months of 2022.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2022 or 2021.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	March 31, 2022			December 31, 2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$7,900	$22	$98	$7,900	$—	$32
Derivatives in cash flow hedging relationships:
Interest rate swaps (2)	24,850	36	344	20,650	171	29
Total derivatives designated as hedging instruments	$32,750	$58	$442	$28,550	$171	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$81,886	$1,006	$1,085	$81,327	$748	$794
Interest rate options	16,740	73	47	15,990	48	19
Interest rate futures and forward commitments	2,281	29	3	2,739	11	3
Other contracts	9,988	324	313	9,456	133	135
Total derivatives not designated as hedging instruments	$110,895	$1,432	$1,448	$109,512	$940	$951
Total derivatives	$143,645	$1,490	$1,890	$138,062	$1,111	$1,012

Total gross derivative instruments, before netting		$1,490	$1,890		$1,111	$1,012
Less: Netting adjustments (3)		1,173	1,283		699	932
Total gross derivative instruments, after netting		$317	$607		$412	$80
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
(2)Includes accrued interest of $13 million at March 31, 2022 and $12 million at December 31, 2021.
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
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2021, for additional information regarding accounting policies for derivatives.
FAIR VALUE HEDGES
Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment.
Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions also enters into interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate prepayable and non-prepayable debt securities available for sale. These agreements involve the payment of fixed-rate amounts in exchange for floating-rate interest receipts.
CASH FLOW HEDGES
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions.
Regions enters into interest rate swap and floor agreements to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR or SOFR interest rate swaps and interest rate floors. As of March 31, 2022, Regions is hedging its exposure to the variability in future cash flows through 2029.

The following table presents the pre-tax impact of previously terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Three Months Ended March 31
	2022	2021
	(In millions)
Unrealized gains on terminated hedges included in AOCI- beginning of period	$700	$121
Unrealized gains on terminated hedges arising during the period	—	166
Reclassification adjustments for amortization of unrealized (gains) into net income	(76)	(8)
Unrealized gains on terminated hedges included in AOCI - end of period	$624	$279
Regions expects to reclassify into earnings approximately $165 million in pre-tax income due to the receipt or payment of interest payments on cash flow hedges within the next twelve months. Included in this amount is $280 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended March 31, 2022
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$138	$876	(24)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$1
Recognized on derivatives	22	—	(64)
Recognized on hedged items	(22)	—	64
Net income recognized on fair value hedges	$—	$—	$1

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$110	$—
Income (expense) recognized on cash flow hedges	$—	$110	$—

	Three Months Ended March 31, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$854	(27)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$7
Recognized on derivatives	—	(22)
Recognized on hedged items	—	22
Net income recognized on fair value hedges	$—	$7

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$102	$—
Income (expense) recognized on cash flow hedges	$102	$—
___
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax.

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2022		December 31, 2021
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale(1)(2)	$9,443	$(22)	$9,901	$—
Long-term borrowings	(1,298)	98	(1,363)	34
______
(1) Carrying amount represents amortized cost.
(2) In the fourth quarter of 2021, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the last-of-layer method, which are included in this amount. At both March 31, 2022 and December 31, 2021, the Company had designated $5.8 billion as the hedged amount from a closed portfolio of prepayable financial assets with an associated carrying amount of $8.7 billion at March 31, 2022 and $9.1 billion at December 31, 2021.

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2022 and December 31, 2021, Regions had $497 million and $419 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2022 and December 31, 2021, Regions had $872 million and $987 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2022 and December 31, 2021, the total notional amount related to these contracts was $4.2 billion and $4.5 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2022	2021
	(In millions)
Capital markets income:
Interest rate swaps	$31	$23
Interest rate options	11	15
Interest rate futures and forward commitments	(4)	9
Other contracts	3	5
Total capital markets income	41	52
Mortgage income:
Interest rate swaps	(46)	(67)
Interest rate options	(10)	(13)
Interest rate futures and forward commitments	16	30
Total mortgage income	(40)	(50)
	$1	$2
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
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2022 was approximately $409 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2022 and 2021 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2022 and December 31, 2021, were $139 million and $81 million, respectively, for which Regions had posted collateral of $148 million and $84 million, respectively, in the normal course of business.

NOTE 9. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2021 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,030	$—	$—	$1,030	$1,132	$—	$—	$1,132
Federal agency securities	—	700	—	700	—	92	—	92
Obligations of states and political subdivisions	—	3	—	3	—	4	—	4
Mortgage-backed securities (MBS):
Residential agency	—	20,097	—	20,097	—	18,962	—	18,962
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	5,769	—	5,769	—	6,373	—	6,373
Commercial non-agency	—	464	—	464	—	536	—	536
Corporate and other debt securities	—	1,319	1	1,320	—	1,380	1	1,381
Total debt securities available for sale	$1,030	$28,352	$2	$29,384	$1,132	$27,347	$2	$28,481
Loans held for sale	$—	$495	$12	$507	$—	$693	$90	$783
Marketable equity securities	$584	$—	$—	$584	$464	$—	$—	$464
Residential mortgage servicing rights	$—	$—	$542	$542	$—	$—	$418	$418
Derivative assets(2):
Interest rate swaps	$—	$1,064	$—	$1,064	$—	$919	$—	$919
Interest rate options	—	63	10	73	—	36	12	48
Interest rate futures and forward commitments	—	29	—	29	—	11	—	11
Other contracts	—	324	—	324	—	132	1	133
Total derivative assets	$—	$1,480	$10	$1,490	$—	$1,098	$13	$1,111
Derivative liabilities(2):
Interest rate swaps	$—	$1,527	$—	$1,527	$—	$855	$—	$855
Interest rate options	—	46	1	47	—	19	—	19
Interest rate futures and forward commitments	—	3	—	3	—	3	—	3
Other contracts	—	310	3	313	—	132	3	135
Total derivative liabilities	$—	$1,886	$4	$1,890	$—	$1,009	$3	$1,012

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

The following tables present an analysis for residential MSRs for the three months ended March 31, 2022 and 2021, respectively. An analysis of commercial mortgage loans held for sale is also presented for the three months ended March 31, 2022.

	Residential mortgage servicing rights
	Three Months Ended March 31
	2022	2021
	(In millions)
Carrying value, beginning of period	$418	$296
Total realized/unrealized gains (losses) included in earnings (1)	30	73
Additions	19	21
Purchases	75	11
Carrying value, end of period	$542	$401
_________
(1)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.

Commercial mortgage loans held for sale
Three Months Ended March 31, 2022
(In millions)
Carrying value, beginning of period	$90
Total realized/unrealized gains (losses) included in earnings (1)	(3)
Additions	51
Sales	(126)
Carrying value, end of period	$12
_________
(1)Included in capital markets income.
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2022, and December 31, 2021. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2022, and December 31, 2021, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2022
	Level 3 Estimated Fair Value at March 31, 2022	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$542	Discounted cash flow	Weighted-average CPR (%)	7.0% - 22.8% (9.6%)
			OAS (%)	3.5% - 10.9% (4.5%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2021
	Level 3 Estimated Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$418	Discounted cash flow	Weighted-average CPR (%)	7.2% - 22.2% (10.5%)
			OAS (%)	3.7% - 7.7% (4.5%)
Commercial mortgage loans held for sale	$90	Discounted cash flow	Credit spreads for bonds in the commercial MBS	0.2% - 19.4% (1.3%)
_________
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.
FAIR VALUE OPTION
As discussed above, the Company elected the option to measure certain commercial mortgage loans held for sale at fair value. At March 31, 2022, the balance of these loans was immaterial. At December 31, 2021, commercial mortgage loans held for sale at fair value had both an aggregate fair value and unpaid principal balance of $90 million.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at March 31, 2022 and December 31, 2021.
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential first mortgage loans held for sale measured at fair value:

	March 31, 2022			December 31, 2021
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Residential first mortgage loans held for sale, at fair value	$479	$482	$(3)	$680	$659	$21
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following table details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2022 and 2021. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended March 31
	2022	2021
	(In millions)
Net gains (losses) resulting for the change in fair value of residential first mortgage loans held for sale	$(23)	$(50)
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both March 31, 2022 and December 31, 2021.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2022 are as follows:

	March 31, 2022
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$27,945	$27,945	$27,945	$—	$—
Debt securities held to maturity	864	866	—	866	—
Debt securities available for sale	29,384	29,384	1,030	28,352	2
Loans held for sale	694	694	—	674	20
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	86,537	84,933	—	—	84,933
Other earning assets(4)	1,427	1,427	584	843	—
Derivative assets	1,490	1,490	—	1,480	10
Financial liabilities:
Derivative liabilities	1,890	1,890	—	1,886	4
Deposits(5)	141,022	140,991	—	140,991	—
Long-term borrowings	2,343	2,608	—	2,606	2
Loan commitments and letters of credit	106	106	—	—	106
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at March 31, 2022 was $1.6 billion or 1.9 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.4 billion at March 31, 2022.
(4)Excluded from this table is the operating lease carrying amount of $77 million at March 31, 2022.
(5)The fair value of non-interest-bearing demand accounts, interest-bearing checking accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2021 are as follows:

	December 31, 2021
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$29,411	$29,411	$29,411	$—	$—
Debt securities held to maturity	899	950	—	950	—
Debt securities available for sale	28,481	28,481	1,132	27,347	2
Loans held for sale	1,003	1,003	—	899	104
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	84,866	85,086	—	—	85,086
Other earning assets(4)	1,104	1,104	464	640	—
Derivative assets	1,111	1,111	—	1,098	13
Financial liabilities:
Derivative liabilities	1,012	1,012	—	1,009	3
Deposits(5)	139,072	139,101	—	139,101	—
Long-term borrowings	2,407	2,847	—	2,845	2
Loan commitments and letters of credit	123	123	—	—	123
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
(5)The fair value of non-interest-bearing demand accounts, interest-bearing checking accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.

NOTE 10. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2021.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised. Accordingly, the prior period was updated to reflect these enhancements.
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$434	$546	$35	$—	$1,015
Provision for (benefit from) credit losses	71	71	2	(180)	(36)
Non-interest income	184	304	103	(7)	584
Non-interest expense	279	557	98	(1)	933
Income before income taxes	268	222	38	174	702
Income tax expense	67	55	9	23	154
Net income	$201	$167	$29	$151	$548
Average assets	$60,292	$36,263	$2,139	$63,034	$161,728

	Three Months Ended March 31, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$435	$497	$35	$—	$967
Provision for (benefit from) credit losses	77	65	3	(287)	(142)
Non-interest income	193	331	92	25	641
Non-interest expense	270	532	93	33	928
Income before income taxes	281	231	31	279	822
Income tax expense	70	58	7	45	180
Net income	$211	$173	$24	$234	$642
Average assets	$59,469	$34,068	$2,047	$50,970	$146,554

NOTE 11. COMMITMENTS, CONTINGENCIES AND GUARANTEES
COMMERCIAL COMMITMENTS
Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the creditworthiness of the customer. Credit risk is represented in unused commitments to extend credit, standby letters of credit and commercial letters of credit. Refer to Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding these instruments.

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2022	December 31, 2021
	(In millions)
Unused commitments to extend credit	$62,258	$60,935
Standby letters of credit	1,813	1,779
Commercial letters of credit	92	97
Liabilities associated with standby letters of credit	30	28
Assets associated with standby letters of credit	31	29
Reserve for unfunded credit commitments	76	95
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of March 31, 2022, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. With respect to the CFPB investigation described below, Regions believes that a loss is reasonably possible; however, the amount of such possible loss, if any, cannot currently be estimated. As available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly.
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

GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At both March 31, 2022 and December 31, 2021, the Company's DUS servicing portfolio totaled approximately $4.7 billion. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at March 31, 2022 and December 31, 2021 these serviced loans totaled approximately $493 million and $400 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $1.7 billion at both March 31, 2022 and December 31, 2021. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $7 million at both March 31, 2022 and December 31, 2021. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2021, for additional information.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2022
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)
This Update simplifies accounting for convertible instruments by removing certain separation models. Additionally, it revises and clarifies guidance on the derivatives scope exception to make the exception easier to apply.
		January 1, 2022	The adoption of this guidance did not have a material impact.
ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)	This Update clarifies how an issuer should account for modifications made to equity-classified written call options (i.e. a warrant to purchase the issuer’s common stock). The guidance in the Update requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.	January 1, 2022	The adoption of this guidance did not have a material impact.
ASU 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments	This Update amends the lessor lease classification guidance under ASC 842. Under the amendments, a lessor must classify a lease that includes variable lease payments that do not depend on an index or rate as an operating lease if it would otherwise be classified as a sales-type or direct financing lease and would result in the recognition of a loss at a lease commencement. The amendments address concerns raised during the FASB’s post implementation review regarding recognition of an immediate loss for these leases, as would otherwise be required.	January 1, 2022	The adoption of this guidance did not have a material impact.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than using fair value. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts.	January 1, 2023	The early adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method
This Update represents the final amended guidance to the ‘last-of-layer’ hedge model for fair value hedge relationships. The last-of-layer method allowed for essentially a single hedge for a given portfolio of only prepayable assets.

The ‘portfolio layer’ method will make the hedging asset side of the balance sheet easier as it allows for more flexibility in the use of derivatives and structures that best align with management's objectives for hedging purposes. Multiple hedged layers are permitted in fair value hedge relationships for a closed portfolio of financial assets. Both prepayable and non-prepayable financial instruments may be used and included.

The Update permits reclassification of debt securities from held-to-maturity to available-for-sale upon adoption with restrictions. Portfolio layer method hedging must be applied to those debt securities. Also, the decision to reclassify must be within 30 days after the date of adoption, and securities would need to be included in a closed portfolio that is designed in a portfolio layer method hedge within that 30-day period.

		January 1, 2023 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	This Update is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs.

The amendments in the Update eliminate the accounting guidance for TDRs by creditors that have adopted CECL while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty.

The Update also requires that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.

	The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs for which there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.	January 1, 2023 Early adoption is permitted for those entities who have adopted CECL.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2021, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2022 compared to the three months ended March 31, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2022 compared to December 31, 2021.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2022, Regions operated 1,294 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
On October 4, 2021, Regions entered into an agreement to acquire Sabal Capital Partners, LLC, a diversified financial services firm that facilitates lending in the small-balance commercial real estate market headquartered in Irvine, California. The transaction closed on December 1, 2021. Refer to the "Acquisitions" section for more detail.
On June 8, 2021, Regions entered into an agreement to acquire EnerBank, a consumer lending institution specializing in home improvement lending headquartered in Salt Lake City, Utah. The transaction closed on October 1, 2021, and resulted in the addition of approximately $3.1 billion in loans to consumers. Refer to the "Acquisitions" section for more detail.

FIRST QUARTER OVERVIEW
First Quarter Results
Regions reported net income available to common shareholders of $524 million, or $0.55 per diluted share, in the first quarter of 2022 compared to $614 million, or $0.63 per diluted share, in the first quarter of 2021. The primary drivers of the decrease in net income from the prior year period were a smaller benefit from credit losses and lower non-interest income, partially offset by higher net interest income.
For the first quarter of 2022, net interest income (taxable-equivalent basis) totaled $1.0 billion, up $48 million compared to the first quarter of 2021. The net interest margin (taxable-equivalent basis) was 2.85 percent for the first quarter of 2022 and 3.02 percent in the first quarter of 2021. The increase in net interest income was primarily driven by increases in average loan balances and average debt securities balances, as well as lower funding costs. Net interest margin was negatively impacted by continued elevated liquidity as evidenced by higher average cash balances held at the Federal Reserve. Refer to Table 18 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further details.
The benefit for credit losses totaled $36 million in the first quarter of 2022, as compared to a benefit of $142 million during the first quarter of 2021. The current quarter benefit was primarily due to positive asset quality and waning pandemic concerns partially offset by loan growth and heightened economic volatility. Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $46 million, or an annualized 0.21 percent of average loans, in the first quarter of 2022, compared to $83 million, or an annualized 0.40 percent for the first quarter of 2021. The decrease was primarily driven by broad-based improvements across most portfolios. Refer to the "Allowance for Credit Losses" section for further detail.
The allowance was 1.67 percent of total loans, net of unearned income at March 31, 2022 compared to 1.79 percent at December 31, 2021. The decrease was a result of the factors discussed above. The allowance was 446 percent of total non-performing loans at March 31, 2022 compared to 349 percent at December 31, 2021. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $584 million for the first quarter of 2022, a $57 million decrease from the first quarter of 2021. The decrease was primarily driven by declines in mortgage income, capital markets income, and market value adjustments on employee benefit assets. These decreases were partially offset by increases in service charges, card and ATM fees, and other non-interest income. See Table 22 "Non-Interest Income" for more detail.
Total non-interest expense was $933 million in the first quarter of 2022, a $5 million increase from the first quarter of 2021. See Table 23 "Non-Interest Expense" for more detail.
Income tax expense for the three months ended March 31, 2022 was $154 million compared to $180 million for the same period in 2021. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. The CET1 ratio at March 31, 2022 was estimated at 9.39 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
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
On April 20, 2022, the Company declared a cash dividend for the second quarter of 2022 of $0.17 per share of common stock. Also on April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of May 4, 2022, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.

Expectations

2022 Expectations
Category	Expectation
Total Adjusted Revenue (1)	Up 4.5-5.5%
Adjusted Non-Interest Expense	Up 3-4%
Adjusted Operating Leverage	Positive
Average Loans	Up 4-5%
Net Charge-Offs / Average Loans	Approximately 20-30 basis points
Effective Tax Rate (2)	21-23%
CET1	Near the mid-point of a 9.25-9.75% operating range
_____
(1)The total adjusted revenue expectation is consistent with the expectation that was disclosed in Exhibit 99.3 of the Form 8-K filed with the SEC on April 22, 2022. This expectation utilizes the forward interest rate curve at March 31, 2022, and does not contemplate purchases of debt securities available for sale subsequent to March 31, 2022. See the "Market Risk—Interest Rate Risk" section for further discussion of those purchases.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $1.5 billion from year-end 2021 to March 31, 2022, due primarily to a decrease in cash on deposit with the FRB. While deposit balances increased in the first quarter of 2022 due to seasonality, Regions has an active cash management strategy in which the Company has deployed some excess liquidity from deposit growth as opportunities exist given market interest rates, primarily through securities purchases. See the "Debt Securities", "Liquidity", and "Deposits" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	March 31, 2022	December 31, 2021
	(In millions)
U.S. Treasury securities	$1,030	$1,132
Federal agency securities	700	92
Obligations of states and political subdivisions	3	4
Mortgage-backed securities:
Residential agency	20,423	19,319
Residential non-agency	1	1
Commercial agency	6,307	6,915
Commercial non-agency	464	536
Corporate and other debt securities	1,320	1,381
	$30,248	$29,380
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

Debt securities increased $868 million from December 31, 2021 to March 31, 2022 driven by increases in federal agency securities and residential agency securities. In the first quarter of 2022, Regions made purchases of debt securities available for sale, excluding normal reinvestment of maturities, totaling approximately $2.1 billion consisting primarily of federal agency and residential agency securities. Approximately $1.5 billion of the purchases related to a hedging strategy with the remaining purchases related to active cash management strategies. Partially offsetting the first quarter purchases were declines in market valuations driven by an increase in market interest rates.
See the "Market Risk—Interest Rate Risk" section for more information regarding purchases of debt securities available for sale subsequent to March 31, 2022.
LOANS HELD FOR SALE
Loans held for sale totaled $694 million at March 31, 2022, consisting of $479 million of residential real estate mortgage loans, $168 million of commercial loans, $40 million of consumer and other performing loans, and $7 million of non-performing loans. At December 31, 2021, loans held for sale totaled $1.0 billion, consisting of $680 million of residential real estate mortgage loans, $257 million of commercial loans, $53 million of consumer and other performing loans, and $13 million of non-performing loans. The levels of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties. Commercial loans held for sale include commercial mortgage loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 61 percent of Regions' interest-earning assets as of March 31, 2022. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2022	December 31, 2021
	(In millions, net of unearned income)
Commercial and industrial	$45,643	$43,758
Commercial real estate mortgage—owner-occupied (1)	5,181	5,287
Commercial real estate construction—owner-occupied (1)	273	264
Total commercial	51,097	49,309
Commercial investor real estate mortgage	5,557	5,441
Commercial investor real estate construction	1,607	1,586
Total investor real estate	7,164	7,027
Residential first mortgage	17,373	17,512
Home equity lines	3,602	3,744
Home equity loans	2,500	2,510
Consumer credit card	1,133	1,184
Other consumer—exit portfolios	909	1,071
Other consumer	5,557	5,427
Total consumer	31,074	31,448
	$89,335	$87,784
__________
(1)Collectively referred to as CRE.

PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2, explain changes in balances from 2021 year-end, and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Refer to Note 5 "Allowance for Credit Losses" to the Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding Regions’ portfolio segments and related classes, as well as the risks specific to each.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $1.9 billion since year-end 2021. The increase in commercial and industrial loan balances was driven by new loan production and a continued increase in line utilization. In the first quarter of 2022, commercial and industrial loan growth was broad-based and included increases in the information, manufacturing, real estate and wholesale goods industries. The March 31, 2022 commercial and industrial loan balance also included $437 million of PPP loans, a decrease of $311 million compared to December 31, 2021, reflecting continued PPP loan forgiveness.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	March 31, 2022
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,498	$1,119	$2,617
Agriculture	341	274	615
Educational services	3,218	1,013	4,231
Energy	1,422	2,741	4,163
Financial services	5,579	6,388	11,967
Government and public sector	2,873	444	3,317
Healthcare	3,788	2,320	6,108
Information	2,265	1,296	3,561
Manufacturing	4,979	4,139	9,118
Professional, scientific and technical services	2,287	1,337	3,624
Real estate (1)	7,658	7,398	15,056
Religious, leisure, personal and non-profit services	1,673	661	2,334
Restaurant, accommodation and lodging	1,527	430	1,957
Retail trade	2,412	2,264	4,676
Transportation and warehousing	3,044	1,566	4,610
Utilities	2,215	2,929	5,144
Wholesale goods	4,095	3,069	7,164
Other (2)	223	3,335	3,558
Total commercial	$51,097	$42,723	$93,820

	December 31, 2021 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,489	$1,141	$2,630
Agriculture	336	253	589
Educational services	2,975	948	3,923
Energy	1,361	2,678	4,039
Financial services	5,582	5,933	11,515
Government and public sector	2,845	526	3,371
Healthcare	3,918	2,270	6,188
Information	1,929	1,233	3,162
Manufacturing	4,629	4,270	8,899
Professional, scientific and technical services	2,235	1,409	3,644
Real estate (1)	7,343	7,720	15,063
Religious, leisure, personal and non-profit services	1,733	730	2,463
Restaurant, accommodation and lodging	1,658	433	2,091
Retail trade	2,247	2,307	4,554
Transportation and warehousing	3,030	1,538	4,568
Utilities	2,131	2,895	5,026
Wholesale goods	3,756	3,189	6,945
Other (2)	112	2,425	2,537
Total commercial	$49,309	$41,898	$91,207
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $137 million in comparison to 2021 year-end balances.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans decreased $139 million in comparison to 2021 year-end balances. The decrease in residential first mortgage loans was primarily driven by the first quarter of 2022 re-securitization and sale of approximately $285 million of Ginnie Mae loans that had been previously re-purchased from their pools. Approximately $1.0 billion in new loan originations were retained on the balance sheet through the first three months of 2022.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $142 million in comparison to 2021 year-end balances, continuing the pace of decline experienced in the past several years as payoffs and paydowns outpaced production. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2022. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2022	$101	2.81%	$81	2.25%	$182
2023	83	2.30%	63	1.74%	146
2024	125	3.47%	84	2.34%	209
2025	123	3.40%	127	3.53%	250
2026	170	4.73%	172	4.78%	342
2027-2032	1,366	37.92%	1,018	28.26%	2,384
2032-2036	41	1.14%	41	1.13%	82
Thereafter	4	0.12%	3	0.08%	7
Total	$2,013	55.89%	$1,589	44.11%	$3,602
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

Table 5—Estimated Current Loan to Value Ranges

	March 31, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$3	$—	$—	$2	$—
Above 80% - 100%	1,505	3	5	14	4
80% and below	15,592	1,983	1,527	2,300	163
Data not available	273	27	57	12	5
	$17,373	$2,013	$1,589	$2,328	$172

	December 31, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$5	$1	$—	$2	$1
Above 80% - 100%	1,667	6	8	16	4
80% and below	15,564	2,053	1,588	2,305	167
Data not available	276	29	59	11	4
	$17,512	$2,089	$1,655	$2,334	$176
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $51 million from year-end 2021.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $162 million from year-end 2021.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $130 million from year-end 2021 primarily driven by an increase in consumer home improvement lending from the fourth quarter 2021 acquisition of EnerBank.
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
The allowance totaled $1.5 billion as of March 31, 2022 compared to $1.6 billion at December 31, 2021, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 6 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 6— Allowance Changes

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In millions)
Allowance for credit losses, beginning balance	$1,574	$2,293
Net charge-offs	(46)	(83)
Provision over (less than) net charge-offs:
Economic/Qualitative	(54)	(130)
Changes in portfolio credit quality/uncertainty	(13)	(14)
Changes in specific reserves	8	(17)
Other portfolio changes (1)	23	19
Total provision over (less than) net charge-offs	(82)	(225)
Allowance for credit losses, ending balance	$1,492	$2,068

_______
(1)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs and changes in the mix of total outstanding loans. This line item excludes the impact of PPP loans of $437 million and $4.3 billion as of March 31, 2022 and 2021, respectively, which are fully backed by the U.S. government and have an immaterial associated allowance.
Credit metrics are monitored throughout the quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. The first quarter of 2022 exhibited continued strong asset quality performance. While total net charge-offs remained relatively flat, commercial and investor real estate criticized balances decreased approximately $366 million and classified balances decreased $238 million compared to the fourth quarter of 2021. Non-performing loans, excluding held for sale, and non-performing assets decreased approximately $116 million and $123 million, respectively, compared to the fourth quarter of 2021.
Regions' March 2022 baseline forecast was generally improved compared to the December 2021 forecast with continued increases in key model variables including HPI and unemployment with stable GDP growth after the first quarter of 2022. The March 2022 baseline forecast anticipates above-trend real GDP growth in 2022, supported primarily by consumer spending and business investments in equipment, machinery and intellectual property, with potential for further support from government spending in 2023 and beyond. The Company expects that by mid-2023 the economy will be back on a GDP growth path of around 2.5 percent that prevailed prior to the COVID-19 pandemic. While the baseline forecast anticipates a double-digit increase in the HPI for full-year 2022, quarter over quarter growth is expected to decelerate sharply into 2023. As measured by CPI, inflation is expected to remain above the FOMC's 2.0 percent target for the remainder of 2022 and into 2023. Furthermore, ongoing disruptions in supply chains and shipping networks, labor supply constraints, inflationary pressures, and geopolitical tensions provide significant uncertainty over the near-term forecast.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen in the U.S. as a whole. In deriving its March 2022 forecast, Regions benchmarks its internal forecast with external forecasts and external data available.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of March 31, 2022. The unemployment rate is the most significant macroeconomic factor among the CECL models. Unemployment rates in the first quarter and the forecasted periods remained normalized.

Table 7— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		March 31, 2022
	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024
Real GDP, annualized % change	1.1%	3.4%	4.8%	3.5%	3.2%	3.0%	2.5%	2.5%	2.3%
Unemployment rate	3.8%	3.5%	3.3%	3.3%	3.2%	3.1%	3.1%	3.1%	3.0%
HPI, year-over-year % change	19.0%	15.9%	11.5%	7.9%	4.1%	2.5%	2.6%	2.7%	3.0%
S&P 500	4,456	4,439	4,496	4,561	4,631	4,722	4,804	4,886	4,960
CPI, year-over-year % change	7.9%	7.6%	6.6%	5.2%	3.6%	2.4%	2.1%	2.1%	2.0%
The waning pandemic concerns and positive credit performance during the quarter (described above) were significant drivers of the modeled decreases in the allowance.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The March 31, 2022 general imprecision allowance remained relatively stable compared to the fourth quarter of 2021 and reflects uncertainty in the current environment, including the risk of persistent inflation at elevated levels, geopolitical tension impacts and supply chain issues.
Based on the overall analysis performed, management deemed an allowance of $1.5 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of March 31, 2022.

Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 8 "Allowance for Credit Losses." Net charge-offs decreased $37 million year-over-year, primarily driven by a decline in net charge-offs in the commercial and industrial portfolio and commercial investor real estate mortgage portfolio partially offset by $9 million in net charge-offs from the addition of the EnerBank. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2022 and beyond. See the "Quarterly Overview" section for details on expectations for net charge-offs in 2022.
Table 8—Allowance for Credit Losses

	Three Months Ended March 31
	2022	2021
	(Dollars in millions)
Allowance for loan losses at January 1	$1,479	$2,167

Loans charged-off:
Commercial and industrial	23	45
Commercial real estate mortgage—owner-occupied	3	1
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	—	15
Residential first mortgage	—	1
Home equity lines	1	2
Home equity loans	1	—
Consumer credit card	10	12
Other consumer—exit portfolios	6	11
Other consumer	33	26
	77	114
Recoveries of loans previously charged-off:
Commercial and industrial	13	16
Commercial real estate mortgage—owner-occupied	—	—
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	—	—
Residential first mortgage	2	1
Home equity lines	3	3
Home equity loans	1	—
Consumer credit card	2	3
Other consumer—exit portfolios	2	2
Other consumer	8	6
	31	31
Net charge-offs (recoveries):
Commercial and industrial	10	29
Commercial real estate mortgage—owner-occupied	3	1
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	—	15
Residential first mortgage	(2)	—
Home equity lines	(2)	(1)
Home equity loans	—	—
Consumer credit card	8	9
Other consumer—exit portfolios	4	9
Other consumer	25	20
	46	83
Provision for (benefit from) loan losses	(17)	(108)
Allowance for loan losses at March 31	1,416	1,976
Reserve for unfunded credit commitments at January 1	95	126
Provision for (benefit from) unfunded credit losses	(19)	(34)
Reserve for unfunded credit commitments at March 31	76	92
Allowance for credit losses at March 31	$1,492	$2,068
Loans, net of unearned income, outstanding at end of period	$89,335	$84,755
Average loans, net of unearned income, outstanding for the period	$87,814	$84,755

	Three Months Ended March 31
	2022	2021
	(Dollars in millions)
Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.09%	0.28%
Commercial real estate mortgage—owner-occupied	0.20%	0.09%
Commercial real estate construction—owner-occupied	(0.03)%	0.93%
Total commercial	0.10%	0.26%
Commercial investor real estate mortgage	(0.01)%	1.11%
Total investor real estate	(0.01)%	0.82%
Residential first mortgage	(0.05)%	—%
Home equity—lines of credit	(0.17)%	(0.06)%
Home equity—closed-end	(0.07)%	—%
Consumer credit card	2.83%	3.19%
Other consumer—exit portfolios	1.83%	1.98%
Other consumer	1.89%	3.56%
Total consumer	0.44%	0.52%
Total	0.21%	0.40%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.67%	2.44%
Allowance for loan losses at end of period to loans, net of unearned income	1.59%	2.33%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	446%	280%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	423%	268%
_______
(1)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 9—Allowance Allocation

	March 31, 2022			December 31, 2021
	Loan Balance	Allowance Allocation	Allowance to Loans % (1)	Loan Balance	Allowance Allocation	Allowance to Loans % (1)
	(Dollars in millions)
Commercial and industrial	$45,643	$557	1.2%	$43,758	$613	1.4%
Commercial real estate mortgage—owner-occupied	5,181	107	2.1%	5,287	118	2.2%
Commercial real estate construction—owner-occupied	273	8	2.8%	264	9	3.5%
Total commercial	51,097	672	1.3%	49,309	740	1.5%
Commercial investor real estate mortgage	5,557	74	1.3%	5,441	77	1.4%
Commercial investor real estate construction	1,607	9	0.6%	1,586	10	0.6%
Total investor real estate	7,164	83	1.2%	7,027	87	1.2%
Residential first mortgage	17,373	119	0.7%	17,512	122	0.7%
Home equity lines	3,602	75	2.1%	3,744	83	2.2%
Home equity loans	2,500	27	1.1%	2,510	28	1.1%
Consumer credit card	1,133	122	10.8%	1,184	120	10.2%
Other consumer—exit portfolios	909	61	6.7%	1,071	64	6.0%
Other consumer	5,557	333	6.0%	5,427	330	6.1%
Total consumer	31,074	737	2.4%	31,448	747	2.4%
Total	$89,335	$1,492	1.7%	$87,784	$1,574	1.8%
_______
(1)Amounts have been calculated using whole dollar values.

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
As provided initially in the CARES Act and subsequently extended through the Consolidated Appropriations Act, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through January 1, 2022 were eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief were not considered TDRs and are excluded from the December 31, 2021 disclosures below. The following table summarizes the loan balance and related allowance for accruing and non-accruing TDRs for the periods presented:
Table 10—Troubled Debt Restructurings

	March 31, 2022		December 31, 2021
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$84	$4	$81	$4
Investor real estate	9	1	1	—
Residential first mortgage	249	31	220	31
Home equity lines	28	4	28	3
Home equity loans	54	8	58	8
Consumer credit card	—	—	—	—
Other consumer	4	—	4	—
	428	48	392	46
Non-accrual status or 90 days past due and still accruing:
Commercial	71	14	87	14
Residential first mortgage	30	4	31	5
Home equity lines	2	—	2	—
Home equity loans	6	1	6	1
	109	19	126	20
Total TDRs - Loans	$537	$67	$518	$66
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

Table 11—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$168	$1	$201	$44
Additions	44	8	20	5
Charge-offs	(3)	—	(1)	—
Other activity, inclusive of payments and removals (1)	(54)	—	(18)	(37)
Balance, end of period	$155	$9	$202	$12
________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments and commercial and investor real estate loans refinanced or restructured as new loans and removed from the TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of March 31, 2022 and December 31, 2021:
Table 12—Non-Performing Assets

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$216	$305
Commercial real estate mortgage—owner-occupied	32	52
Commercial real estate construction—owner-occupied	10	11
Total commercial	258	368
Commercial investor real estate mortgage	2	3
Total investor real estate	2	3
Residential first mortgage	31	33
Home equity lines	37	40
Home equity loans	7	7
Total consumer	75	80
Total non-performing loans, excluding loans held for sale	335	451
Non-performing loans held for sale	7	13
Total non-performing loans(1)	342	464
Foreclosed properties	9	10
Total non-performing assets(1)	$351	$474
Accruing loans 90 days past due:
Commercial and industrial	$5	$5
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	6	6
Residential first mortgage(2)	61	74
Home equity lines	19	21
Home equity loans	11	12
Consumer credit card	12	12
Other consumer-exit portfolios	2	2
Other consumer	14	13
Total consumer	119	134
	$125	$140
Non-performing loans(1) to loans and non-performing loans held for sale	0.38%	0.53%
Non-performing assets(1) to loans, foreclosed properties, and non-performing loans held for sale	0.39%	0.54%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $37 million at March 31, 2022 and $49 million at December 31, 2021.
Non-performing loans at March 31, 2022 decreased compared to year-end levels, primarily driven by improvements in retail, restaurant, accommodation and lodging, energy, administrative, support, and waste and repair, as well as, manufacturing industries.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$368	$3	$80	$451
Additions	50	—	—	50
Net payments/other activity	(54)	(1)	(5)	(60)
Return to accrual	(76)	—	—	(76)
Charge-offs on non-accrual loans(2)	(23)	—	—	(23)
Transfers to held for sale(3)	(7)	—	—	(7)
Balance at end of period	$258	$2	$75	$335

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$524	$114	$107	$745
Additions	134	2	—	136
Net payments/other activity	(64)	—	3	(61)
Return to accrual	(18)	—	—	(18)
Charge-offs on non-accrual loans(2)	(42)	(15)	—	(57)
Transfers to held for sale(3)	(4)	(1)	—	(5)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of period	$528	$100	$110	$738
________
(1)All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the net payments/other activity line.
(2)Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)Transfers to held for sale are shown net of charge-offs recorded upon transfer.
GOODWILL
Goodwill totaled $5.7 billion at both March 31, 2022 and December 31, 2021. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 for the methodologies and assumptions used in the goodwill impairment analysis.

DEPOSITS
Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service and competitive pricing and convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality banking services through the Company's digital channels and contact center.
The following table summarizes deposits by category:
Table 14—Deposits

	March 31, 2022	December 31, 2021
	(In millions)
Non-interest-bearing demand	$59,590	$58,369
Interest-bearing checking	28,001	28,018
Savings	16,101	15,134
Money market—domestic	31,677	31,408
Time deposits	5,653	6,143
Total deposits	$141,022	$139,072
Total deposits at March 31, 2022 increased approximately $2.0 billion compared to year-end 2021 levels, driven by non-interest bearing demand, savings and money market. These increases were offset by a decline in time deposits while interest-bearing checking remained stable. Although the pace of deposit growth has slowed compared to 2021 activity, increases across those categories were primarily driven by seasonality resulting in increased consumer deposit balances. Time deposits decreased due to maturities, including maturities of time deposits acquired through EnerBank as these deposits are not being replaced when they mature, and, to a lesser degree, continued lower interest rates resulting in a decrease in the utilization of time deposit accounts.
LONG-TERM BORROWINGS
Table 15—Long-Term Borrowings

	March 31, 2022	December 31, 2021
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$746	$746
1.80% senior notes due August 2028	645	645
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	154	154
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(98)	(34)
	1,845	1,909
Regions Bank:
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	498	498
Total consolidated	$2,343	$2,407
Long-term borrowings decreased by approximately $64 million since year-end 2021 due entirely to valuation adjustments. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB, which is currently not being utilized.

SHAREHOLDERS’ EQUITY
Shareholders’ equity was $17.0 billion at March 31, 2022 as compared to $18.3 billion at December 31, 2021. During the first three months of 2022, net income increased shareholders' equity by $548 million, cash dividends on common stock reduced shareholders' equity by $159 million, and cash dividends on preferred stock reduced shareholders' equity by $24 million. Changes in AOCI decreased shareholders' equity by $1.5 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of significant changes in market interest rates during the three months ended March 31, 2022. Common stock repurchased during the first three months of 2022 reduced shareholders' equity $215 million. These shares were immediately retired and therefore are not included in treasury stock.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At March 31, 2022, the net impact of the add-back on CET1 was approximately $306 million, or approximately 26 basis points. The add-back amount will decrease by approximately $100 million or 10 basis points in both 2023 and 2024.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Basel III Regulatory Capital Requirements

	March 31, 2022 Ratio (1)	December 31, 2021 Ratio	Minimum Requirement	To Be Well Capitalized
Common equity Tier 1 capital:
Regions Financial Corporation	9.39%	9.57%	4.50%	N/A
Regions Bank	11.19	11.05	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.82%	11.03%	6.00%	6.00%
Regions Bank	11.19	11.05	6.00	8.00
Total capital:
Regions Financial Corporation	12.54%	12.74%	8.00%	10.00%
Regions Bank	12.54	12.38	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.00%	8.08%	4.00%	N/A
Regions Bank	8.28	8.09	4.00	5.00%
_______
(1)The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
The Company's stress capital buffer is floored at 2.5 percent through the third quarter of 2022.
See the "First Quarter Overview" section for details on expectations of a range for CET1 during 2022.
Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the “Supervision and Regulation” subsection of the “Business” section in the 2021 Annual Report on Form 10-K and the "Regulatory Requirements" section of Management's Discussion and Analysis in the 2021 Annual Report on Form 10-K. Additional discussion is also included in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the 2021 Annual Report on Form 10-K.

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
See the "Liquidity" section for more information. Also, see the “Supervision and Regulation—Liquidity Regulation” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section in the 2021 Annual Report on Form 10-K for additional information.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted non-interest expense”, "adjusted non-interest income", "adjusted total revenue", "adjusted total revenue, taxable-equivalent basis", and "adjusted operating leverage ratio". Regions believes that excluding certain items provides a meaningful base for period-to-period comparisons. which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results
•Presentations to investors of Company performance
•Metrics for incentive compensation
Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP). Net interest income (GAAP) is presented with taxable-equivalent adjustments to arrive at net interest income on a taxable-equivalent basis (GAAP). Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP). Net interest income (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue (non-GAAP). Net interest income on a taxable-equivalent basis (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP). The adjusted operating leverage ratio (non-GAAP), which is a measure of productivity, is generally calculated as the year over year percentage change in adjusted total revenue on a taxable-equivalent basis less the year over year percentage change in adjusted total non-interest expense. Management uses this ratio to monitor performance and believes it provides meaningful information to investors.
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

The following tables provide: 1) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 2) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), 4) a computation of adjusted total revenue on a taxable-equivalent basis (non-GAAP) and 5) presentation of the operating leverage ratio (GAAP) and the adjusted operating leverage ratio (non-GAAP).

Table 17—GAAP to Non-GAAP Reconciliations

		Three Months Ended March 31
		2022	2021
		(Dollars in millions)
ADJUSTED OPERATING LEVERAGE RATIOS
Non-interest expense (GAAP)	A	$933	$928
Adjustments:
Contribution to Regions' Financial Corporation foundation		—	(2)
Branch consolidation, property and equipment charges		(1)	(5)
Salary and employee benefits—severance charges		—	(3)
Adjusted non-interest expense (non-GAAP)	B	$932	$918
Net interest income (GAAP)	C	$1,015	$967
Taxable-equivalent adjustment (GAAP)		11	11
Net interest income, taxable-equivalent basis (GAAP)	D	$1,026	$978
Non-interest income (GAAP)	E	$584	$641
Adjustments:
Securities (gains) losses, net		—	(1)
Gain on equity investment		—	(3)
Leveraged lease termination gains		(1)	—
Adjusted non-interest income (non-GAAP)	F	$583	$637
Total revenue	C+E=G	$1,599	$1,608
Adjusted total revenue (non-GAAP)	C+F=H	$1,598	$1,604
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,610	$1,619
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,609	$1,615
Operating leverage ratio (GAAP) (1)		(1.08)%	2.58%
Adjusted operating leverage ratio (non-GAAP) (1)		(1.86)%	2.05%
_______
(1)Amounts have been calculated using whole dollar values.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$2	$—	0.18%	$—	$—	—%
Debt securities (2)	29,342	138	1.88	27,180	133	1.96
Loans held for sale	782	9	4.89	1,603	12	3.10
Loans, net of unearned income (3)(4)	87,814	887	4.07	84,755	865	4.11
Interest-bearing deposits in other banks	26,606	13	0.20	16,509	4	0.10
Other earning assets	1,306	16	5.02	1,279	10	3.27
Total earning assets	145,852	1,063	2.93	131,326	1,024	3.14
Unrealized gains/(losses) on securities available for sale, net (2)	(549)			867
Allowance for loan losses	(1,472)			(2,139)
Cash and due from banks	2,200			1,931
Other non-earning assets	15,697			14,569
	$161,728			$146,554
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$15,539	5	0.13	$12,340	5	0.15
Interest-bearing checking	27,771	2	0.03	24,171	2	0.04
Money market	31,402	2	0.02	29,425	3	0.04
Time deposits	5,905	4	0.30	5,158	9	0.74
Other deposits	—	—	—	4	—	1.81
Total interest-bearing deposits (5)	80,617	13	0.07	71,098	19	0.11
Other short-term borrowings	9	—	0.16	—	—	—
Long-term borrowings	2,390	24	4.06	3,192	27	3.42
Total interest-bearing liabilities	83,016	37	0.18	74,290	46	0.25
Non-interest-bearing deposits (5)	58,117	—	—	51,839	—	—
Total funding sources	141,133	37	0.11	126,129	46	0.15
Net interest spread (2)			2.75			2.89
Other liabilities	2,878			2,387
Shareholders’ equity	17,717			18,038
	$161,728			$146,554
Net interest income /margin on a taxable-equivalent basis (6)		$1,026	2.85%		$978	3.02%
________
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income includes net loan fees of $18 million and $34 million for the three months ended March 31, 2022 and 2021, respectively.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.04% and 0.06% for the three months ended March 31, 2022 and 2021, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% for both March 31, 2022 and 2021 adjusted for applicable state income taxes net of the related federal tax benefit.

Net interest income is Regions' principal source of income and is one of the most important elements of Regions' ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates, and in the first quarter of 2022, the FOMC increased the Fed funds rate by 25 basis points, with additional rate increases expected in 2022.

Net interest income (taxable-equivalent basis) increased for the first three months of 2022 compared to the same period in 2021. The increase in net interest income was driven primarily by average loan growth and rising interest rates. Also contributing to the increase was slightly higher hedge-related income, lower funding costs, and a larger securities portfolio. These increases were partially offset by a decline in PPP forgiveness income when compared to first quarter of 2021.
Net interest margin was equal to 2.85 percent and 3.02 percent for the first three months of 2022 and 2021, respectively. The decline was primarily driven by continued elevated liquidity as indicated by higher cash balances.
See the "First Quarter Overview" section for the Company's expectations for interest income as a component of total revenue. See also the "Market Risk-Interest Rate Risk" section below for additional information.
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
Exposure to Interest Rate Movements—As of March 31, 2022, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending March 2023.
The first quarter of 2022 continued the trend of balance sheet growth in low-cost deposits observed throughout 2021. Retention of these balance sheet liquidity inflows is uncertain and some amount of the recent deposit growth may be more rate sensitive under a rising rate scenario. Therefore, additional sensitivity analysis focused on pandemic-related "surge" deposit pricing behavior and retention is outlined in Table 19.
The estimated exposure associated with the rising and falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. Currently, net interest income is projected to benefit from rising short-term interest rates (i.e. asset sensitive profile). An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves, 1-month LIBOR, SOFR and BSBY) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will only somewhat offset the change in asset yields. Importantly, the potential to retain "surge" deposits with lower than expected repricing behavior represents an opportunity for further net interest income growth in the increasing rate scenario as well.
Net interest income remains exposed to intermediate yield curve tenors. While this was a headwind to net interest income during the pandemic, it represents a tailwind to net interest income growth as the yield curve rises. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swap and mortgage rates) will drive yields higher on certain fixed rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall. Approximately 70 percent of fixed rate asset production is at the 5-year tenor point or shorter.

The interest rate sensitivity analysis presented below in Table 19 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the prolonged period of low interest rates and industry liquidity, management evaluates the impact to its sensitivity analysis of these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. However, the behavior of pandemic-related "surge" deposits under a rising rate scenario is uncertain. Since year-end 2019, the last period-end free from the effects of COVID-19, deposit balances have increased by approximately $42 billion, exclusive of deposits acquired in the EnerBank acquisition, and approximately $27 billion of the increase was determined to be attributable to pandemic-related surge deposits. Therefore, Table 19 includes two balance sheet scenarios to help inform a potential range of outcomes. The first is an opportunity scenario, and assumes that these deposits behave more like stable, legacy balances, which is consistent with historical disclosures. The second scenario assumes that these depositors will be more sensitive to rate, requiring a higher interest rate in order to hold their balances with the bank. These deposits, including non-interest bearing products, are attributed with an approximate 70 percent repricing beta in rising rate scenarios. Importantly, the impact to net interest income under a changing rate environment is the same whether the "surge" deposit balances are held at a higher beta or the balances attrite and the funding is replaced with wholesale sources. Given the evolving nature of the environment, estimates have been conservatively derived. Should the balances remain with the Company longer or demonstrate less sensitivity to interest rates, there is potential for upside (e.g. the opportunity scenario). The disclosure in Table 19 does not prescribe a view as to the longevity of surge deposits on the balance sheet.
The behavior of deposit pricing in response to changes in interest rate levels is largely informed by analyses of prior rate cycles. In the base case scenario in Table 19, interest-bearing deposits reprice using an approximately 30 percent beta. The deposit beta model is dynamic across both interest rate level and time. Currently, the Scenario One gradual +100 basis point shock outlined in the table below includes an approximate 25 percent to 30 percent interest-bearing deposit beta for legacy deposits. Again, the "surge" deposit interest-bearing deposit beta is bookended in each scenario, assuming legacy betas and a 70 percent beta, respectively. Deposit pricing outperformance or underperformance of 5 percent in that scenario would increase or decrease net interest income by approximately $31 million, respectively.
In rising rate scenarios only, management assumes that the mix of legacy deposits will change versus the base case as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $3 billion over 12 months in the gradual +100 basis point scenario in Table 19.

The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 20 and its accompanying description. Importantly, outstanding receive-fixed cash flow hedges begin to mature in September 2022.
Table 19—Interest Rate Sensitivity

	Scenario One: Estimated Annual Change in Net Interest Income March 31, 2022(1)(2)(3)	Scenario Two: Estimated Annual Change in Net Interest Income March 31, 2022 (1)(2)(4)
	(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$417	$207
+ 100 basis points	221	116
- 100 basis points (floored)(5)	(260)	(260)

Instantaneous Change in Interest Rates
+ 200 basis points	$484	$226
+ 100 basis points	271	142
- 100 basis points (floored)(5)	(332)	(332)
_________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)Active cash flow hedges reflected within the measurement horizon (See Table 21 for additional information regarding hedge start and maturity dates).
(3)Scenario One assumes all deposits (including "surge" deposits) perform consistently with historical experiences.
(4)Scenario Two accounts for uncertainty in "surge" deposit balances. Assumes an approximate 70% beta on "surge" balances (approximately $27 billion projected "surge" deposit balance).
(5)The -100 basis point (floored) scenario represents a rate shock where all rates are floored at 12-month average historical lows.
Regions has established scenarios by which yield curve tenors will fall to a consistent level. The shock magnitude for each tenor, when compared to market forward rates, equates to the lesser of the shock scenario amount, or a rate equal to the historical 12-month average minimum. For example, the 10-year Treasury yield falls to 81 basis points. The falling rate scenarios in Table 19 above quantify the expected impact for both gradual and instantaneous shocks under this environment.
Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity.
Regions' comprehensive interest rate risk management approach uses derivatives and debt securities to manage its interest rate risk position. At the end of the first quarter of 2022, as part of its current hedging strategy, the Company executed $4.2 billion of notional value cash flow hedging derivative trades (included in Table 20 below) and purchased $1.5 billion in debt securities available for sale. The cash flow hedging relationships are forward starting receive fixed/pay variable interest rate swaps, of which $1.2 billion will begin in the fourth quarter of 2023 and the remainder in the first quarter of 2024. The receive fixed rates on these cash flow hedges ranged from 2.1 to 2.6 percent. The purchased debt securities available for sale consisted primarily of federal agency and residential agency securities.
The Company continued to add cash flow hedging derivatives and debt securities available for sale subsequent to March 31, 2022, as part of its hedging strategy. From April 1, 2022 through May 4, 2022, Regions entered into approximately $3.5 billion of notional value forward starting cash flow hedges that have start dates in the third quarter of 2023 and mature within three to four years of their start dates. The receive fixed rates on these cash flow hedges ranged from 2.8 to 3.1 percent. In that same time period, Regions also purchased approximately $700 million of debt securities available for sale consisting primarily of federal agency and residential agency securities.
See further discussion below regarding hedging derivatives executed during first quarter of 2022.
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
Regions has made use of interest rate swaps and floors in balance sheet hedging strategies to effectively convert a portion of its fixed-rate funding position to a variable-rate position, to effectively convert a portion of its fixed-rate debt securities available for sale portfolio to a variable-rate position, and to effectively convert a portion of its floating-rate loan portfolios to fixed-rate. Regions also uses derivatives to economically manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2022
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(1)	Pay Rate(1)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed - debt securities available for sale	6,500	0.7	2.2	0.8
Receive fixed/pay variable - borrowed funds	1,400	4.5	0.6	0.4
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable - floating-rate loans(1)	$24,850	2.3	1.1%	0.9%
Total derivatives designated as hedging instruments	$32,750
_________
(1)Variable rate indexes on hedge contracts reference a combination of short-term benchmarks, primarily 1-month LIBOR with approximately $3.2 billion of new hedges pay SOFR.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly periods in 2022 and later annual periods. All asset hedge notional amounts mature prior to the end of 2029.
Table 21—Schedule of Notional for Cash Flow Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended (1)			Years Ended
	6/30/2022	9/30/2022	12/31/2022	2023	2024	2025	2026	2027	2028	2029
	(in millions)
Asset Hedging Relationship:
Receive fixed/pay variable swaps	$20,650	$20,650	$16,988	$9,644	$10,676	$5,645	$4,200	$3,951	$1,654	$4
Receive variable/pay fixed swaps	—	1,130	5,299	—	—	—	—	—	—	—
Net receive fixed/pay variable swaps	$20,650	$19,520	$11,689	$9,644	$10,676	$5,645	$4,200	$3,951	$1,654	$4
_________
(1)All cash flow hedges are reflected within the 12-month measurement horizon and included in income sensitivity levels as disclosed in Table 19.
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. Most hedging interest rate swap derivatives traded by Regions are subject to mandatory clearing. The counterparty risk for cleared trades effectively moves from the executing broker to the clearinghouse allowing Regions to benefit from the risk mitigation controls in place at the respective clearinghouse. The “Credit Risk” section in this report contains more information on the management of credit risk.
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
•The discontinuation of LIBOR-based commercial lending prior to December 31, 2021, consistent with regulatory guidelines. The Company is providing multiple alternative rates based on market competition and demand, including SOFR, BSBY, and AMERIBOR.
Regions continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. Regions has also implemented processes to educate all client-facing associates and coordinate communications with customers regarding the transition.
Regions has exposure to LIBOR-based products throughout several lines of business. As of March 31, 2022, Regions had the following exposures that reference LIBOR:
•Approximately $30.4 billion of total outstanding commercial and investor real estate loans and approximately $858 million of total consumer loans;
•Securities within the investment portfolio of approximately $285 million;
•Notional amount of interest rate derivatives totaling approximately $135 billion;

•Series B and C preferred stock with total carrying values of $433 million and $490 million, respectively that reference LIBOR when their dividend rate begins to float after 2023.
On March 15, 2022, the Adjustable Interest Rate Act was signed into law with the purpose of establishing a clear and uniform process for replacing LIBOR in existing contracts. Among the provisions of this legislation, contracts may be transitioned to SOFR to gain a legal safe harbor. The Company has assessed the impact of this legislation and expects to allow certain clients to fallback to SOFR upon the cessation of LIBOR, consistent with the guidelines in the legislation.
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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2022, Regions had approximately $25.7 billion in cash on deposit with the FRB and other depository institutions, a decrease from approximately $28.1 billion at December 31, 2021, due to the use of active cash management strategies used to deploy increases in deposit balances. The average balance held with the FRB was approximately $26.6 billion and $16.5 billion for the three months ended March 31, 2022 and 2021, respectively. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of March 31, 2022, based on assets pledged as collateral on that date, was $14.9 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2022, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $16.3 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain eligible securities and loans as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 11 "Borrowed Funds" to the consolidated financial statements in the 2021 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for additional information.
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.1 billion at March 31, 2022. Overall liquidity risk limits are established by the Board through its Risk

Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described below. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the “Portfolio Characteristics” section of the Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of risk characteristics of each loan type.
INFORMATION SECURITY RISK
Regions faces information security risks, such as evolving and adaptive cyber attacks that are conducted regularly against financial institutions in attempts to compromise or disable information systems. Such attempts have increased in recent years, and the trend is expected to continue for a number of reasons, including increases in technology-based products and services used by us and our customers, the growing use of mobile, cloud, and other emerging technologies, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties or fraud on the part of employees.
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
In the event of a cyber attack or other data breach, Regions may be required to incur significant expenses, including with respect to remediation costs, costs of implementing additional preventative measures, addressing any reputational harm and addressing any related regulatory inquiries or civil litigation arising from the event. Refer to the "Information Security Risk" section in Management's Discussion and Analysis included in the Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of Regions' information security risk.
PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The benefit from credit losses totaled $36 million in the first quarter of 2022 compared to a benefit from credit losses of $142 million during the first quarter of 2021. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 22—Non-Interest Income

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2022 vs. 3/31/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$168	$157	$11	7.0%
Card and ATM fees	124	115	9	7.8%
Capital markets income	73	100	(27)	(27.0)%
Investment management and trust fee income	75	66	9	13.6%
Mortgage income	48	90	(42)	(46.7)%
Investment services fee income	26	25	1	4.0%
Commercial credit fee income	22	22	—	—%
Bank-owned life insurance	14	17	(3)	(17.6)%
Market value adjustments on employee benefit assets - other	(14)	7	(21)	(300.0)%
Gain on equity investment	—	3	(3)	(100.0)%
Securities gains (losses), net	—	1	(1)	(100.0)%
Other miscellaneous income	48	38	10	26.3%
	$584	$641	$(57)	(8.9)%

Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income decreased in the first quarter of 2022 compared to the same period in 2021 due primarily to decreases in securities underwriting and placement, M&A advisory fees, and commercial swap income. M&A advisory fees were impacted by timing of transactions. Additionally, debt and real estate capital markets were impacted by uncertainty surrounding interest rates, geopolitical tensions and volatility in credit spreads. The declines were partially offset by an increase in loan syndication revenue.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions. Investment management and trust fee income increased due primarily to increased production and sales, and positive market-related impacts on asset values in the first quarter of 2022.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the first quarter of 2022 compared to the same period in 2021 was due primarily to lower mortgage production as a result of higher interest rates. Additionally, mortgage income was impacted by reductions in the valuation of mortgage servicing rights and related hedges. Mortgage income in the first quarter of 2022 also included approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. Market value adjustments on employee benefit assets decreased in the first quarter of 2022 compared to the same period in 2021 due to market volatility. The adjustments are offset in salaries and benefits.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item shown separately above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the first quarter of 2022 compared to the same period of 2021 primarily due to an increase in commercial loan and leasing related fee income generated from Ascentium and an increase in other consumer income.

NON-INTEREST EXPENSE
Table 23—Non-Interest Expense

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2022 vs. 3/31/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$546	$546	$—	—%
Equipment and software expense	95	90	5	5.6%
Net occupancy expense	75	77	(2)	(2.6)%
Outside services	38	38	—	—%
Marketing	24	22	2	9.1%
Professional, legal and regulatory expenses	17	29	(12)	(41.4)%
Credit/checkcard expenses	26	14	12	85.7%
FDIC insurance assessments	14	10	4	40.0%
Visa class B shares expense	5	4	1	25.0%
Branch consolidation, property and equipment charges	1	5	(4)	(80.0)%
Other miscellaneous expenses	92	93	(1)	(1.1)%
	$933	$928	$5	0.5%

Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Full-time equivalent headcount increased to 19,723 at March 31, 2022 from 18,926 at March 31, 2021, reflecting the additional associates from acquisitions in the fourth quarter of 2021. While headcount increased, salaries and employee benefits expense remained stable primarily due to lower incentive compensation during the first quarter of 2022.
Professional, legal and regulatory expenses—Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses decreased in the first quarter of 2022 compared to the same period in 2021 primarily due to a decline in legal fees.
Credit/Checkcard expenses—Credit/Checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard increased in the first quarter of 2022 compared to the same period in 2021 primarily due to an accrual increase associated with a previous debit card matter.
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
INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2022 was $154 million compared to $180 million for the three months ended March 31, 2021, resulting in effective tax rates of 21.9 percent for both periods. See the "First Quarter Overview" for the Company's near-term expectations for future tax rates.
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
At March 31, 2022, the Company reported a net deferred tax asset of $136 million compared to a net deferred tax liability of $306 million at December 31, 2021. The change in the net deferred tax position was due primarily to the deferred tax impact of unrealized losses on securities available for sale and derivative instruments arising during the period.

ACQUISITIONS
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
Fair value estimates are considered preliminary as of March 31, 2022. Fair value estimates, including loans, intangible assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
Regions recorded PCD loans of $198 million as a result of the acquisition. Regions recorded an immaterial ALLL related to these loans, which was included in the total acquired asset value as part of the acquisition.
In conjunction with the acquisition, Regions recognized initial goodwill of $361 million and other intangible assets of $176 million. The other intangible assets were primarily comprised of customer relationship intangibles and will be amortized over the expected useful life of each recognized asset.
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
In conjunction with the acquisition, Regions recognized initial goodwill of $146 million and other intangible assets that were immaterial.
Fair value estimates are considered preliminary as of March 31, 2022. Fair value estimates, including acquired assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. Regions continues to integrate EnerBank and Sabal into its internal control environment. During the quarter ended March 31, 2022, there were no other changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 11, "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 1A. Risk Factors
An investment in the Company involves risks, including the risk factors discussed in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which risk factors have not materially changed except as set forth below. The risk factors below supersede the similarly captioned risk factors set forth in the 2021 Form 10-K and supplement the other risk factors in the 2021 Form 10-K. They reflect modifications to the nature of the risks that have developed since the date on which the 2021 Form 10-K was filed.
Our businesses have been, and may continue to be, adversely affected by conditions in the financial markets and economic conditions generally.
We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, merger-and-acquisition advisory services and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions in the South, Midwest and Texas, the principal markets in which we conduct business. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Sources of global economic and market instability include, but are not limited to, the potential for an economic slowdown in United Kingdom, Europe and the United States; the impact of trade negotiations; economic conditions in China, including the global economic impacts of the Chinese economy and China’s regulation of commerce; and escalating military tensions in Europe as a result of Russia’s invasion of Ukraine. Various market conditions also affect our operating results. Certain changes in interest rates, inflation, or the financial markets could affect demand for our products. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:
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
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the our products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for our investment securities and other interest-earning assets. In response to sustained inflationary pressures, the Federal Reserve increased interest rates by 25 basis points on March 16, 2022 and by an additional 50 basis points on May 4, 2022. The Federal Reserve has also signaled its intention to continue to raise interest rates over the course of 2022 and has announced that it will begin to taper its purchases of agency mortgage-backed securities and treasury securities. To the extent these policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.
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
The low benchmark federal funds interest rate of the last several years implemented in response to the COVID-19 pandemic is ending. The Federal Reserve increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022 and by an additional 50 basis points on May 4, 2022. The Federal Reserve has signaled that there will be additional federal funds interest rate increases during the remainder of 2022. While an increasing rate environment would have a positive impact on net interest income, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may also be adversely affected as a result. Conversely, should interest rates move lower, we would expect modest declines in net interest income over the next twelve months given the protection that remains in place from the Company’s interest rate hedging program.
For a more detailed discussion of these risks and our management strategies for these risks, see the “First Quarter Overview”, “Net Interest Income and Margin,” “Market Risk-Interest Rate Risk” and “Securities” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and the “Executive Overview”, “Net Interest Income, Margin and Interest Rate Risk,” “Net Interest Income and Margin,” “Market Risk-Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
In addition, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. The increasing governmental focus on climate change may result in new environmental regulations, including disclosure required by the SEC, that could result in additional compliance costs.
Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory capital position is discussed in greater detail in the "Regulatory Requirements" section in Item 1. "Management's Discussion and Analysis of Financial Results of Operations of this Form 10-Q and Note 12 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2022, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2022	624,589	$22.84	624,589	$2,006,425,654
February 1-28, 2022	5,550,000	$24.04	5,550,000	$1,872,935,409
March 1-31, 2022	2,925,000	$22.81	2,925,000	$1,806,195,461
Total First Quarter	9,099,589	$23.56	9,099,589	$1,806,195,461
As part of the Company's capital plan, on April 21, 2021, Regions announced the Board's authorization of the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022.
As of March 31, 2022, Regions repurchased approximately 9.1 million shares of common stock at a total cost of $215 million under this plan. All of these shares were immediately retired upon repurchase and, therefore, were not included in treasury stock.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of May 4, 2022, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore will not be included in treasury stock.

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.6	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on July 21, 2021.

10.1	Regions Financial Corporation Director Compensation Program, effective April 20, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Regions' Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 6, 2022	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)