Form 10-Q
period 2022-06-30
REGIONS FINANCIAL CORP
filed 2022-08-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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
As of August 3, 2022 there were 934,396,325 shares of the issuer's common stock, par value $.01 per share, outstanding.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Glossary of Defined Terms
Agencies - collectively, FNMA and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
ALLL - Allowance for loan and lease losses.
Allowance - Allowance for credit losses.
AMERIBOR - American Interbank Offered Rate.
AOCI - Accumulated other comprehensive income.
ARM - Adjustable rate mortgage.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(In millions, except share data)
Assets
Cash and due from banks	$2,301	$1,350
Interest-bearing deposits in other banks	18,199	28,061
Debt securities held to maturity (estimated fair value of $817 and $950, respectively)	836	899
Debt securities available for sale (amortized cost of $31,263 and $28,263, respectively)	29,052	28,481
Loans held for sale (includes $369 and $783 measured at fair value, respectively)	612	1,003
Loans, net of unearned income	93,458	87,784
Allowance for loan losses	(1,425)	(1,479)
Net loans	92,033	86,305
Other earning assets	1,428	1,187
Premises and equipment, net	1,768	1,814
Interest receivable	365	319
Goodwill	5,749	5,744
Residential mortgage servicing rights at fair value	770	418
Other identifiable intangible assets, net	279	305
Other assets	7,516	7,052
Total assets	$160,908	$162,938
Liabilities and Equity
Deposits:
Non-interest-bearing	$58,510	$58,369
Interest-bearing	79,753	80,703
Total deposits	138,263	139,072
Borrowed funds:
Long-term borrowings	2,319	2,407
Total borrowed funds	2,319	2,407
Other liabilities	3,819	3,133
Total liabilities	144,401	144,612
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued— 1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock— 975,373,716 and 982,940,601 shares, respectively	10	10
Additional paid-in capital	11,962	12,189
Retained earnings	6,314	5,550
Treasury stock, at cost—41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(2,067)	289
Total shareholders’ equity	16,507	18,326
Total liabilities and equity	$160,908	$162,938
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In millions, except per share data)
Interest income on:
Loans, including fees	$932	$849	$1,808	$1,703
Debt securities	157	131	295	264
Loans held for sale	10	12	19	24
Other earning assets	56	14	85	28
Total interest income	1,155	1,006	2,207	2,019
Interest expense on:
Deposits	20	17	33	36
Long-term borrowings	27	26	51	53
Total interest expense	47	43	84	89
Net interest income	1,108	963	2,123	1,930
Provision for (benefit from) credit losses	60	(337)	24	(479)
Net interest income after provision for (benefit from) credit losses	1,048	1,300	2,099	2,409
Non-interest income:
Service charges on deposit accounts	165	163	333	320
Card and ATM fees	133	128	257	243
Capital markets income	112	61	185	161
Mortgage income	47	53	95	143
Investment management and trust fee income	72	69	147	135
Securities gains (losses), net	—	1	—	2
Other	111	144	207	256
Total non-interest income	640	619	1,224	1,260
Non-interest expense:
Salaries and employee benefits	575	532	1,121	1,078
Equipment and software expense	97	89	192	179
Net occupancy expense	75	75	150	152
Other	201	202	418	417
Total non-interest expense	948	898	1,881	1,826
Income before income taxes	740	1,021	1,442	1,843
Income tax expense	157	231	311	411
Net income	$583	$790	$1,131	$1,432
Net income available to common shareholders	$558	$748	$1,082	$1,362
Weighted-average number of shares outstanding:
Basic	934	958	936	959
Diluted	940	965	943	967
Earnings per common share:
Basic	$0.60	$0.78	$1.16	$1.42
Diluted	$0.59	$0.77	$1.15	$1.41

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30
	2022	2021
	(In millions)
Net income	$583	$790
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	1
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($237) and $23 tax effect, respectively)	(694)	71
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	—	1
Net change in unrealized gains on securities available for sale, net of tax	(694)	70
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($34) and $18 tax effect, respectively)	(109)	56
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $20 and $26 tax effect, respectively)	58	78
Net change in unrealized gains on derivative instruments, net of tax	(167)	(22)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($1) and ($4) tax effect, respectively)	(7)	(10)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	10
Other comprehensive income (loss), net of tax	(853)	59
Comprehensive income (loss)	$(270)	$849

	Six Months Ended June 30
	2022	2021
	(In millions)
Net income	$1,131	$1,432
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and ($1) tax effect, respectively)	(2)	(3)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	3
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($618) and ($115) tax effect, respectively)	(1,811)	(339)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	—	2
Net change in unrealized gains on securities available for sale, net of tax	(1,811)	(341)
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($140) and ($65) tax effect, respectively)	(420)	(192)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $48 and $52 tax effect, respectively)	140	154
Net change in unrealized gains on derivative instruments, net of tax	(560)	(346)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($7) tax effect, respectively)	(13)	(20)
Net change from defined benefit pension plans and other post employment benefits, net of tax	13	20
Other comprehensive income (loss), net of tax	(2,356)	(664)
Comprehensive income (loss)	$(1,225)	$768
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions)
BALANCE AT JANUARY 1, 2021	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111
Net income	—	—	—	—	—	642	—	—	642
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(723)	(723)
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)
Preferred stock dividends	—	—	—	—	—	(28)	—	—	(28)
Impact of common stock transactions under compensation plans, net	—	—	1	—	9	—	—	—	9
BALANCE AT MARCH 31, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862

BALANCE AT APRIL 1, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862
Net income	—	—	—	—	—	790	—	—	790
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	59	59
Cash dividends declared	—	—	—	—	—	(147)	—	—	(147)
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)
Net proceeds from issuance of Series E preferred stock	—	390	—	—	—	—	—	—	390
Redemption of Series A preferred stock	—	(387)	—	—	(100)	(13)	—	—	(500)
Impact of common share repurchases	—	—	(8)		(167)	—	—	—	(167)
Impact of common stock transactions under compensation plans, net	—	—	2	—	(6)	—	—	—	(6)
BALANCE AT JUNE 30, 2021	2	$1,659	955	$10	$12,467	$4,836	$(1,371)	$651	$18,252

BALANCE AT JANUARY 1, 2022	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326
Net income	—	—	—	—	—	548	—	—	548
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,503)	(1,503)
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)
Impact of common stock share repurchases	—	—	(9)	—	(215)	—	—	—	(215)
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9
BALANCE AT MARCH 31, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982

BALANCE AT APRIL 1, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982
Net income	—	—	—	—	—	583	—	—	583
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(853)	(853)
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)
Impact of common stock share repurchases	—	—	1	—	(15)	—	—	—	(15)
Impact of common stock transactions under compensation plans, net	—	—	—	—	(6)	—	—	—	(6)
BALANCE AT JUNE 30, 2022	2	$1,659	934	$10	$11,962	$6,314	$(1,371)	$(2,067)	$16,507

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2022	2021
	(In millions)
Operating activities:
Net income	$1,131	$1,432
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	24	(479)
Depreciation, amortization and accretion, net	201	195
Securities (gains) losses, net	—	(2)
Deferred income tax expense (benefit)	76	180
Originations and purchases of loans held for sale	(2,811)	(3,516)
Proceeds from sales of loans held for sale	3,168	4,143
(Gain) loss on sale of loans, net	(18)	(123)
Net change in operating assets and liabilities:
Other earning assets	(244)	(40)
Interest receivable and other assets	(620)	(313)
Other liabilities	637	(128)
Other	(39)	79
Net cash from operating activities	1,505	1,428
Investing activities:
Proceeds from maturities of debt securities held to maturity	63	129
Proceeds from sales of debt securities available for sale	1,106	45
Proceeds from maturities of debt securities available for sale	2,621	2,961
Purchases of debt securities available for sale	(6,789)	(5,790)
Net (payments for) proceeds from bank-owned life insurance	(1)	1
Proceeds from sales of loans	461	203
Purchases of loans	(571)	(548)
Purchases of residential mortgage servicing rights	(234)	(37)
Net change in loans	(5,602)	1,594
Net purchases of other assets	(41)	(37)
Net cash from investing activities	(8,987)	(1,479)
Financing activities:
Net change in deposits	(809)	9,005
Payments on long-term borrowings	—	(674)
Net proceeds from issuance of preferred stock	—	390
Payment for redemption of preferred stock	—	(500)
Cash dividends on common stock	(319)	(298)
Cash dividends on preferred stock	(49)	(57)
Repurchases of common stock	(230)	(167)
Taxes paid related to net share settlement of equity awards	(22)	(10)
Net cash from financing activities	(1,429)	7,689
Net change in cash and cash equivalents	(8,911)	7,638
Cash and cash equivalents at beginning of year	29,411	17,956
Cash and cash equivalents at end of period	$20,500	$25,594
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

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2022
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$316	$—	$(11)	$305	$—	$(9)	$296
Commercial agency	532	—	(1)	531	—	(10)	521
	$848	$—	$(12)	$836	$—	$(19)	$817

Debt securities available for sale:
U.S. Treasury securities	$1,329	$6	$(83)	$1,252			$1,252
Federal agency securities	711	—	(28)	683			683
Obligations of states and political subdivisions	3	—	—	3			3
Mortgage-backed securities:
Residential agency	20,700	38	(1,731)	19,007			19,007
Residential non-agency	1	—	—	1			1
Commercial agency	6,961	2	(356)	6,607			6,607
Commercial non-agency	324	—	(9)	315			315
Corporate and other debt securities	1,234	1	(51)	1,184			1,184
	$31,263	$47	$(2,258)	$29,052			$29,052

	December 31, 2021
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$370	$—	$(13)	$357	$20	$—	$377
Commercial agency	543	—	(1)	542	31	—	573
	$913	$—	$(14)	$899	$51	$—	$950

Debt securities available for sale:
U.S. Treasury securities	$1,137	$2	$(7)	$1,132			$1,132
Federal agency securities	94	1	(3)	92			92
Obligations of states and political subdivisions	4	—	—	4			4
Mortgage-backed securities:
Residential agency	18,873	287	(198)	18,962			18,962
Residential non-agency	1	—	—	1			1
Commercial agency	6,271	163	(61)	6,373			6,373
Commercial non-agency	532	4	—	536			536
Corporate and other debt securities	1,351	36	(6)	1,381			1,381
	$28,263	$493	$(275)	$28,481			$28,481
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.

Debt securities with carrying values of $9.5 billion and $9.2 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$316	$296
Commercial agency	532	521
	$848	$817
Debt securities available for sale:
Due in one year or less	$195	$194
Due after one year through five years	2,277	2,195
Due after five years through ten years	694	636
Due after ten years	111	97
Mortgage-backed securities:
Residential agency	20,700	19,007
Residential non-agency	1	1
Commercial agency	6,961	6,607
Commercial non-agency	324	315
	$31,263	$29,052
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity at June 30, 2022 and debt securities available for sale are presented at June 30, 2022 and December 31, 2021. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value; there were no unrealized losses on debt securities held to maturity using this analysis at December 31, 2021. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$296	$(20)	$—	$—	$296	$(20)
Commercial agency	521	(11)	—	—	521	(11)
	$817	$(31)	$—	$—	$817	$(31)

Debt securities available for sale:
U.S. Treasury securities	$994	$(82)	$5	$(1)	$999	$(83)
Federal agency securities	623	(19)	56	(9)	679	(28)
Mortgage-backed securities:
Residential agency	14,107	(1,077)	4,321	(654)	18,428	(1,731)
Commercial agency	5,214	(225)	1,003	(131)	6,217	(356)
Commercial non-agency	315	(9)	—	—	315	(9)
Corporate and other debt securities	971	(47)	76	(4)	1,047	(51)
	$22,224	$(1,459)	$5,461	$(799)	$27,685	$(2,258)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$1,010	$(7)	$—	$—	$1,010	$(7)
Federal agency securities	63	(3)	—	—	63	(3)
Mortgage-backed securities:
Residential agency	9,528	(171)	686	(27)	10,214	(198)
Commercial agency	1,333	(29)	760	(32)	2,093	(61)
Corporate and other debt securities	444	(6)	—	—	444	(6)
	$12,378	$(216)	$1,446	$(59)	$13,824	$(275)
The number of individual debt positions in an unrealized loss position in the tables above increased from 479 at December 31, 2021, to 1,652 at June 30, 2022. The increase in the number of securities and the total amount of unrealized losses from year-end 2021 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale for the six months ended June 30, 2022 is presented below. Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three months ended June 30, 2022 and the three and six months ended June 30, 2021. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three and six months ended June 30, 2022 or 2021.

Six Months Ended
June 30, 2022
(in millions)
Gross realized gains	$17
Gross realized losses	(17)
Securities gains (losses), net	$—
.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2022	December 31, 2021
	(In millions)
Commercial and industrial	$48,492	$43,758
Commercial real estate mortgage—owner-occupied	5,218	5,287
Commercial real estate construction—owner-occupied	266	264
Total commercial	53,976	49,309
Commercial investor real estate mortgage	5,892	5,441
Commercial investor real estate construction	1,720	1,586
Total investor real estate	7,612	7,027
Residential first mortgage	17,892	17,512
Home equity lines	3,550	3,744
Home equity loans	2,524	2,510
Consumer credit card	1,172	1,184
Other consumer-exit portfolio	775	1,071
Other consumer	5,957	5,427
Total consumer	31,870	31,448
Total loans, net of unearned income	$93,458	$87,784
During the six months ended June 30, 2022 and 2021, Regions purchased approximately $563 million and $532 million in other consumer, residential first mortgage and commercial and industrial loans from third parties, respectively.
At June 30, 2022, $15.2 billion in net eligible loans held by Regions were pledged for potential borrowings from the FHLB. At June 30, 2022, an additional $15.1 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.3 billion as of June 30, 2022, with related income of $24 million for the six months ended June 30, 2022.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2021, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance by portfolio segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2022	$620	$75	$721	$1,416
Provision for (benefit from) loan losses	(14)	15	46	47
Loan losses:
Charge-offs	(22)	—	(48)	(70)
Recoveries	13	1	18	32
Net loan (losses) recoveries	(9)	1	(30)	(38)
Allowance for loan losses, June 30, 2022	597	91	737	1,425
Reserve for unfunded credit commitments, April 1, 2022	52	8	16	76
Provision for (benefit from) unfunded credit commitments	5	2	6	13
Reserve for unfunded credit commitments, June 30, 2022	57	10	22	89
Allowance for credit losses, June 30, 2022	$654	$101	$759	$1,514

	Three Months Ended June 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2021	$1,082	$150	$744	$1,976
Provision for (benefit from) loan losses	(203)	(57)	(72)	(332)
Loan losses:
Charge-offs	(36)	(4)	(43)	(83)
Recoveries	15	2	19	36
Net loan (losses) recoveries	(21)	(2)	(24)	(47)
Allowance for loan losses, June 30, 2021	858	91	648	1,597
Reserve for unfunded credit commitments, April 1, 2021	67	11	14	92
Provision for (benefit from) unfunded credit commitments	(6)	2	(1)	(5)
Reserve for unfunded credit commitments, June 30, 2021	61	13	13	87
Allowance for credit losses, June 30, 2021	$919	$104	$661	$1,684

	Six Months Ended June 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for (benefit from) loan losses	(63)	11	82	30
Loan losses:
Charge-offs	(48)	—	(99)	(147)
Recoveries	26	1	36	63
Net loan (losses) recoveries	(22)	1	(63)	(84)
Allowance for loan losses, June 30, 2022	597	91	737	1,425
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit commitments	(1)	2	(7)	(6)
Reserve for unfunded credit commitments, June 30, 2022	57	10	22	89
Allowance for credit losses, June 30, 2022	$654	$101	$759	$1,514

	Six Months Ended June 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(286)	(75)	(79)	(440)
Loan losses:
Charge-offs	(83)	(19)	(95)	(197)
Recoveries	31	2	34	67
Net loan (losses) recoveries	(52)	(17)	(61)	(130)
Allowance for loan losses, June 30, 2021	858	91	648	1,597
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded commitments	(36)	(1)	(2)	(39)
Reserve for unfunded credit commitments, June 30, 2021	61	13	13	87
Allowance for credit losses, June 30, 2021	$919	$104	$661	$1,684

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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of June 30, 2022 and December 31, 2021. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding Regions' credit quality indicators.

	June 30, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$6,558	$8,826	$4,065	$3,009	$1,634	$3,760	$19,053	$—	$51	$46,956
Special Mention	14	73	11	87	2	35	352	—	—	574
Substandard Accrual	5	59	139	45	44	17	396	—	—	705
Non-accrual	9	43	11	35	42	16	101	—	—	257
Total commercial and industrial	$6,586	$9,001	$4,226	$3,176	$1,722	$3,828	$19,902	$—	$51	$48,492

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$690	$1,266	$985	$557	$590	$814	$114	$—	$(5)	$5,011
Special Mention	2	19	41	10	14	20	1	—	—	107
Substandard Accrual	—	2	9	47	3	9	1	—	—	71
Non-accrual	1	—	4	2	6	15	1	—	—	29
Total commercial real estate mortgage—owner-occupied:	$693	$1,287	$1,039	$616	$613	$858	$117	$—	$(5)	$5,218

	June 30, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$54	$84	$34	$17	$19	$43	$2	$—	$—	$253
Special Mention	—	—	—	—	2	—	—	—	—	2
Substandard Accrual	—	—	—	—	—	1	—	—	—	1
Non-accrual	—	—	1	1	—	8	—	—	—	10
Total commercial real estate construction—owner-occupied:	$54	$84	$35	$18	$21	$52	$2	$—	$—	$266
Total commercial	$7,333	$10,372	$5,300	$3,810	$2,356	$4,738	$20,021	$—	$46	$53,976

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,196	$1,444	$821	$799	$407	$178	$550	$—	$(7)	$5,388
Special Mention	65	13	7	—	2	5	—	—	—	92
Substandard Accrual	17	27	69	201	65	23	7	—	—	409
Non-accrual	—	—	—	—	—	3	—	—	—	3
Total commercial investor real estate mortgage	$1,278	$1,484	$897	$1,000	$474	$209	$557	$—	$(7)	$5,892

Commercial investor real estate construction:
Risk Rating:
Pass	$170	$339	$254	$257	$29	$2	$632	$—	$(13)	$1,670
Special Mention	—	—	17	33	—	—	—	—	—	50
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$170	$339	$271	$290	$29	$2	$632	$—	$(13)	$1,720
Total investor real estate	$1,448	$1,823	$1,168	$1,290	$503	$211	$1,189	$—	$(20)	$7,612

Residential first mortgage:
FICO scores:
Above 720	$1,309	$4,294	$4,984	$961	$359	$2,683	$—	$—	$—	$14,590
681-720	174	441	327	98	46	326	—	—	—	1,412
620-680	95	199	145	53	36	320	—	—	—	848
Below 620	12	67	62	49	41	403	—	—	—	634
Data not available	16	47	46	19	5	103	10	—	162	408
Total residential first mortgage	$1,606	$5,048	$5,564	$1,180	$487	$3,835	$10	$—	$162	$17,892

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,626	$48	$—	$2,674
681-720	—	—	—	—	—	—	369	10	—	379
620-680	—	—	—	—	—	—	232	12	—	244
Below 620	—	—	—	—	—	—	112	7	—	119
Data not available	—	—	—	—	—	—	98	6	30	134
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,437	$83	$30	$3,550

	June 30, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Home equity loans
FICO scores:
Above 720	$278	$504	$275	$132	$120	$670	$—	$—	$—	$1,979
681-720	50	71	31	18	18	81	—	—	—	269
620-680	20	30	13	11	10	64	—	—	—	148
Below 620	3	7	3	7	7	45	—	—	—	72
Data not available	1	2	3	2	4	26	—	—	18	56
Total home equity loans	$352	$614	$325	$170	$159	$886	$—	$—	$18	$2,524

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$677	$—	$—	$677
681-720	—	—	—	—	—	—	235	—	—	235
620-680	—	—	—	—	—	—	190	—	—	190
Below 620	—	—	—	—	—	—	77	—	—	77
Data not available	—	—	—	—	—	—	9	—	(16)	(7)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,188	$—	$(16)	$1,172

Other consumer—exit portfolios
FICO scores:
Above 720	$—	$—	$—	$126	$236	$143	$—	$—	$—	$505
681-720	—	—	—	37	53	33	—	—	—	123
620-680	—	—	—	22	38	26	—	—	—	86
Below 620	—	—	—	7	22	17	—	—	—	46
Data not available	—	—	—	2	3	5	—	—	5	15
Total Other consumer—exit portfolios	$—	$—	$—	$194	$352	$224	$—	$—	$5	$775

Other consumer:
FICO scores:
Above 720	$1,054	$1,388	$624	$393	$162	$108	$118	$—	$—	$3,847
681-720	214	368	150	90	41	27	59	—	—	949
620-680	133	220	96	54	26	20	47	—	—	596
Below 620	29	75	44	26	16	12	18	—	—	220
Data not available	80	29	6	140	80	6	4	—	—	345
Total other consumer	$1,510	$2,080	$920	$703	$325	$173	$246	$—	$—	$5,957
Total consumer loans	$3,468	$7,742	$6,809	$2,247	$1,323	$5,118	$4,881	$83	$199	$31,870
Total Loans	$12,249	$19,937	$13,277	$7,347	$4,182	$10,067	$26,091	$83	$225	$93,458

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$11,098	$5,231	$3,711	$1,781	$1,625	$2,611	$15,794	$—	$(60)	$41,791
Special Mention	54	43	177	147	25	77	383	—	—	906
Substandard Accrual	83	76	57	90	17	12	421	—	—	756
Non-accrual	70	22	45	9	11	15	133	—	—	305
Total commercial and industrial	$11,305	$5,372	$3,990	$2,027	$1,678	$2,715	$16,731	$—	$(60)	$43,758

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,404	$1,095	$671	$663	$381	$724	$122	$—	$(7)	$5,053
Special Mention	7	48	12	11	12	16	1	—	—	107
Substandard Accrual	3	8	34	11	6	12	1	—	—	75
Non-accrual	3	6	7	10	12	14	—	—	—	52
Total commercial real estate mortgage—owner-occupied:	$1,417	$1,157	$724	$695	$411	$766	$124	$—	$(7)	$5,287

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$68	$61	$24	$30	$20	$42	$1	$—	$—	$246
Special Mention	—	—	—	2	1	2	—	—	—	5
Substandard Accrual	—	—	—	2	—	—	—	—	—	2
Non-accrual	1	1	—	—	1	8	—	—	—	11
Total commercial real estate construction—owner-occupied:	$69	$62	$24	$34	$22	$52	$1	$—	$—	$264
Total commercial	$12,791	$6,591	$4,738	$2,756	$2,111	$3,533	$16,856	$—	$(67)	$49,309

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,783	$808	$900	$580	$144	$95	$487	$—	$(4)	$4,793
Special Mention	23	84	223	21	1	9	—	—	—	361
Substandard Accrual	52	85	94	31	15	—	7	—	—	284
Non-accrual	—	—	—	1	—	2	—	—	—	3
Total commercial investor real estate mortgage	$1,858	$977	$1,217	$633	$160	$106	$494	$—	$(4)	$5,441

Commercial investor real estate construction:
Risk Rating:
Pass	$135	$343	$404	$82	$1	$1	$593	$—	$(11)	$1,548
Special Mention	—	12	26	—	—	—	—	—	—	38
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$135	$355	$430	$82	$1	$1	$593	$—	$(11)	$1,586
Total investor real estate	$1,993	$1,332	$1,647	$715	$161	$107	$1,087	$—	$(15)	$7,027

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Residential first mortgage:
FICO scores:
Above 720	$4,020	$5,280	$1,106	$426	$612	$2,601	$—	$—	$—	$14,045
681-720	449	366	108	57	69	353	—	—	—	1,402
620-680	246	161	78	50	44	378	—	—	—	957
Below 620	39	58	49	47	47	451	—	—	—	691
Data not available	56	46	20	7	11	111	9	—	157	417
Total residential first mortgage	$4,810	$5,911	$1,361	$587	$783	$3,894	$9	$—	$157	$17,512

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,761	$49	$—	$2,810
681-720	—	—	—	—	—	—	380	12	—	392
620-680	—	—	—	—	—	—	254	11	—	265
Below 620	—	—	—	—	—	—	132	8	—	140
Data not available	—	—	—	—	—	—	105	5	27	137
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,632	$85	$27	$3,744

Home equity loans
FICO scores:
Above 720	$544	$320	$155	$144	$217	$588	$—	$—	$—	$1,968
681-720	82	35	26	22	23	71	—	—	—	259
620-680	34	14	13	12	15	59	—	—	—	147
Below 620	6	3	6	7	11	46	—	—	—	79
Data not available	2	3	3	4	5	22	—	—	18	57
Total home equity loans	$668	$375	$203	$189	$271	$786	$—	$—	$18	$2,510

Consumer Credit Card
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$675	$—	$—	$675
681-720	—	—	—	—	—	—	240	—	—	240
620-680	—	—	—	—	—	—	194	—	—	194
Below 620	—	—	—	—	—	—	81	—	—	81
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,198	$—	$(14)	$1,184

Other consumer—exit portfolios
FICO scores:
Above 720	$—	$—	$157	$318	$135	$81	$—	$—	$—	$691
681-720	—	—	47	71	32	20	—	—	—	170
620-680	—	—	28	50	24	17	—	—	—	119
Below 620	—	—	10	31	16	13	—	—	—	70
Data not available	—	—	2	5	4	3	—	—	7	21
Total other consumer—exit portfolios	$—	$—	$244	$475	$211	$134	$—	$—	$7	$1,071

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Other consumer:
FICO scores:
Above 720	$1,555	$844	$543	$222	$66	$76	$116	$—	$—	$3,422
681-720	381	203	131	58	19	18	56	—	—	866
620-680	232	125	72	37	15	13	40	—	—	534
Below 620	66	50	33	20	8	7	17	—	—	201
Data not available	62	7	156	91	4	4	2	—	78	404
Total other consumer	$2,296	$1,229	$935	$428	$112	$118	$231	$—	$78	$5,427
Total consumer loans	$7,774	$7,515	$2,743	$1,679	$1,377	$4,932	$5,070	$85	$273	$31,448
Total Loans	$22,558	$15,438	$9,128	$5,150	$3,649	$8,572	$23,013	$85	$191	$87,784
_________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and industrial lending includes PPP lending in the 2021 and 2020 vintage years.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of June 30, 2022 and December 31, 2021. Loans on non-accrual status with no related allowance are comprised of commercial loans and totaled $156 million and $127 million as of June 30, 2022 and December 31, 2021, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	June 30, 2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27	$10	$4	$41	$48,235	$257	$48,492
Commercial real estate mortgage—owner-occupied	3	2	1	6	5,189	29	5,218
Commercial real estate construction—owner-occupied	—	—	—	—	256	10	266
Total commercial	30	12	5	47	53,680	296	53,976
Commercial investor real estate mortgage	—	—	—	—	5,889	3	5,892
Commercial investor real estate construction	—	—	—	—	1,720	—	1,720
Total investor real estate	—	—	—	—	7,609	3	7,612
Residential first mortgage	79	34	78	191	17,865	27	17,892
Home equity lines	11	5	16	32	3,514	36	3,550
Home equity loans	8	3	9	20	2,517	7	2,524
Consumer credit card	8	5	11	24	1,172	—	1,172
Other consumer—exit portfolios	7	3	2	12	775	—	775
Other consumer	32	16	14	62	5,957	—	5,957
Total consumer	145	66	130	341	31,800	70	31,870
	$175	$78	$135	$388	$93,089	$369	$93,458

	December 31, 2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$35	$29	$5	$69	$43,453	$305	$43,758
Commercial real estate mortgage—owner-occupied	3	1	1	5	5,235	52	5,287
Commercial real estate construction—owner-occupied	—	—	—	—	253	11	264
Total commercial	38	30	6	74	48,941	368	49,309
Commercial investor real estate mortgage	—	—	—	—	5,438	3	5,441
Commercial investor real estate construction	—	—	—	—	1,586	—	1,586
Total investor real estate	—	—	—	—	7,024	3	7,027
Residential first mortgage	73	31	123	227	17,479	33	17,512
Home equity lines	15	6	21	42	3,704	40	3,744
Home equity loans	7	4	12	23	2,503	7	2,510
Consumer credit card	9	6	12	27	1,184	—	1,184
Other consumer—exit portfolios	10	4	2	16	1,071	—	1,071
Other consumer	31	15	13	59	5,427	—	5,427
Total consumer	145	66	183	394	31,368	80	31,448
	$183	$96	$189	$468	$87,333	$451	$87,784

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
As provided initially in the CARES Act and subsequently extended through the Consolidated Appropriations Act, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through January 1, 2022 were eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief were not considered TDRs and are excluded from the 2021 disclosures below.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	Three Months Ended June 30, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	10	$23	$—
Commercial real estate mortgage—owner-occupied	6	1	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	16	24	—
Commercial investor real estate mortgage	1	27	—
Commercial investor real estate construction	—	—	—
Total investor real estate	1	27	—
Residential first mortgage	368	48	1
Home equity lines	32	2	1
Home equity loans	68	5	—
Consumer credit card	—	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	2	—	—
Total consumer	470	55	2
	487	$106	$2

	Three Months Ended June 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	15	$20	$—
Commercial real estate mortgage—owner-occupied	8	2	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	24	23	—
Commercial investor real estate mortgage	4	69	—
Commercial investor real estate construction	—	—	—
Total investor real estate	4	69	—
Residential first mortgage	161	26	2
Home equity lines	3	1	—
Home equity loans	6	1	—
Consumer credit card	—	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	4	—	—
Total consumer	174	28	2
	202	$120	$2

	Six Months Ended June 30, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	20	$60	$—
Commercial real estate mortgage—owner-occupied	9	3	—
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	29	63	—
Commercial investor real estate mortgage	2	35	—
Commercial investor real estate construction	—	—	—
Total investor real estate	2	35	—
Residential first mortgage	725	100	4
Home equity lines	54	4	2
Home equity loans	110	8	—
Consumer credit card	2	—	—
Other consumer-exit portfolios	—	—	—
Other consumer	4	—	—
Total consumer	895	112	6
	926	$210	$6

	Six Months Ended June 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	41	$50	$—
Commercial real estate mortgage—owner-occupied	14	3	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	56	54	—
Commercial investor real estate mortgage	6	76	—
Commercial investor real estate construction	—	—	—
Total investor real estate	6	76	—
Residential first mortgage	336	61	5
Home equity lines	5	1	—
Home equity loans	7	1	—
Consumer credit card	—	—	—
Other consumer-exit portfolios	—	—	—
Other consumer	52	1	—
Total consumer	400	64	5
	462	$194	$5

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

The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Carrying value, beginning of period	$542	$401	$418	$296
Additions	10	19	29	40
Purchases(1)	181	26	256	37
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	52	(38)	99	52
Economic amortization associated with borrower repayments(2)	(15)	(16)	(32)	(33)
Carrying value, end of period	$770	$392	$770	$392
________
(1)Purchases of residential MSRs can be structured with cash hold back provisions, therefore the timing of payment may be made in future periods.
(2)Includes both total loan payoffs as well as partial paydowns. Regions' MSR decay methodology is a discounted net cash flow approach.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2022	2021
	(Dollars in millions)
Unpaid principal balance	$52,965	$35,519
Weighted-average CPR (%)	7.9%	10.5%
Estimated impact on fair value of a 10% increase	$(66)	$(27)
Estimated impact on fair value of a 20% increase	$(107)	$(49)
Option-adjusted spread (basis points)	480	571
Estimated impact on fair value of a 10% increase	$(17)	$(9)
Estimated impact on fair value of a 20% increase	$(34)	$(19)
Weighted-average coupon interest rate	3.4%	3.7%
Weighted-average remaining maturity (months)	309	292
Weighted-average servicing fee (basis points)	27.1	27.3
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
Servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $28 million and $25 million for the three months ended June 30, 2022 and 2021, respectively and $55 million and $49 million for the six months ended June 30, 2022 and 2021, respectively.
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
The table below presents an analysis of commercial MSRs under the amortization measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In millions)		(In millions)
Carrying value, beginning of period	$82	$82	$86	$74
Additions	5	8	5	19
Economic amortization associated with borrower repayments(1)	(5)	(4)	(9)	(7)
Carrying value, end of period	$82	$86	$82	$86
________
(1)Includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates the commercial MSRs for impairment based on fair value. The estimated fair value of the commercial MSRs was approximately $109 million at June 30, 2022 and $96 million at December 31, 2021.
Servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans totaled $7 million and $5 million for the three months ended June 30, 2022 and 2021, respectively and $14 million and $10 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

PREFERRED STOCK

The following table presents a summary of the non-cumulative perpetual preferred stock:

									June 30, 2022	December 31, 2021
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	1,000	25	1/40th	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	390	390
					$1,750				$1,659	$1,659
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

The Board declared a total of $41 million in cash dividends on Series B, Series C and Series D preferred stock during both the first six months of 2022 and 2021. The Board declared cash dividends of $8 million on Series E preferred stock for the first six months of 2022; the initial quarterly dividend on Series E was declared in the third quarter of 2021. Additionally, total cash dividends for the first six months of 2021 includes $16 million in cash dividends on Series A preferred stock, which were fully redeemed during the second quarter of 2021. Therefore, a total of $49 million in cash dividends on total preferred stock was declared in the first six months of 2022 compared to the total of $57 million in cash dividends on total preferred stock for the same period in 2021.
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
COMMON STOCK
As a result of Regions' voluntary participation in 2021 CCAR, effective October 1, 2021, Regions' SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent. On June 27, 2022, Regions announced the Company received the results of the 2022 stress test from the FRB, reflecting that the Company exceeded all minimum capital levels and inclusive of a preliminary SCB floored at 2.5 percent. On August 4, 2022, the FRB finalized Regions’ SCB requirement, and as a result for the fourth quarter of 2022 through the third quarter of 2023 the SCB requirement will continue to be floored at 2.5 percent.
As part of the Company's 2021 capital plan, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. During the three months ended March 31, 2022, Regions repurchased approximately 9.1 million shares of common stock at a total cost of $215 million and concluded the plan in the first quarter of 2022. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of June 30, 2022, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
The Board declared a cash dividend for both the first and second quarter of 2022 for $0.17 per share, totaling $0.34 per common share for the first six months of 2022 as compared to $0.155 per common share for the same periods of 2021, totaling $0.31 for the first six months of 2021.
On July 20, 2022, the Board approved an 18 percent increase to the quarterly common stock dividend to $0.20 which will be payable on October 3, 2022, to stockholders of record as of September 2, 2022.

ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(1,629)	$415	$(1,214)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(13)	$3	$(10)
Reclassification adjustments for amortization of unrealized losses (2)	1	—	1
Ending balance	$(12)	$3	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,280)	$326	$(954)
Unrealized gains (losses) arising during the period	(931)	237	(694)
Ending balance	$(2,211)	$563	$(1,648)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$303	$(75)	$228
Unrealized holding gains (losses) on derivatives arising during the period	(143)	34	(109)
Reclassification adjustments for (gains) losses realized in net income (2)	(78)	20	(58)
Change in AOCI from derivative activity in the period	(221)	54	(167)
Ending balance	$82	$(21)	$61
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(639)	$161	$(478)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	8	(1)	7
Ending balance	$(631)	$160	$(471)

Total other comprehensive income (loss)	(1,143)	290	(853)
Total accumulated other comprehensive income (loss), end of period	$(2,772)	$705	$(2,067)

	Three Months Ended June 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$793	$(201)	$592

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(18)	$4	$(14)
Reclassification adjustments for amortization of unrealized losses (2)	1	—	1
Ending balance	$(17)	$4	$(13)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$513	$(130)	$383
Unrealized gains (losses) arising during the period	94	(23)	71
Reclassification adjustments for securities (gains) losses realized in net income(3)	(1)	—	(1)
Change in AOCI from securities available for sale activity in the period	93	(23)	70
Ending balance	$606	$(153)	$453
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,177	$(297)	$880
Unrealized holding gains (losses) on derivatives arising during the period	74	(18)	56
Reclassification adjustments for (gains) losses realized in net income (2)	(104)	26	(78)
Change in AOCI from derivative activity in the period	(30)	8	(22)
Ending balance	$1,147	$(289)	$858
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(879)	$222	$(657)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	14	(4)	10
Ending balance	$(865)	$218	$(647)

Total other comprehensive income (loss)	78	(19)	59
Total accumulated other comprehensive income (loss), end of period	$871	$(220)	$651

	Six Months Ended June 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization of unrealized losses (2)	2	—	2
Ending balance	$(12)	$3	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(2,429)	618	(1,811)
Ending balance	$(2,211)	$563	$(1,648)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized holding gains (losses) on active hedges arising during the period	(560)	140	(420)
Reclassification adjustments for (gains) losses realized in net income (2)	(188)	48	(140)
Change in AOCI from derivative activity in the period	(748)	188	(560)
Ending balance	$82	$(21)	$61
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	16	(3)	13
Ending balance	$(631)	$160	$(471)

Total other comprehensive income (loss)	(3,159)	803	(2,356)
Total accumulated other comprehensive income (loss), end of period	$(2,772)	$705	$(2,067)

	Six Months Ended June 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization of unrealized losses (2)	4	(1)	3
Ending balance	$(17)	$4	$(13)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(454)	115	(339)
Reclassification adjustments for securities (gains) losses realized in net income(3)	(2)	—	(2)
Change in AOCI from securities available for sale activity in the period	(456)	115	(341)
Ending balance	$606	$(153)	$453
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized holding gains (losses) on derivatives arising during the period	(257)	65	(192)
Reclassification adjustments for (gains) losses realized in net income (2)	(206)	52	(154)
Change in AOCI from derivative activity in the period	(463)	117	(346)
Ending balance	$1,147	$(289)	$858
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Amounts reclassified for amortization of actuarial gains (losses) and settlements realized in net income (4)	27	(7)	20
Ending balance	$(865)	$218	$(647)

Total other comprehensive income	(888)	224	(664)
Total accumulated other comprehensive income, end of period	$871	$(220)	$651
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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income	$583	$790	$1,131	$1,432
Preferred stock dividends and other (1)	(25)	(42)	(49)	(70)
Net income available to common shareholders	$558	$748	$1,082	$1,362
Denominator:
Weighted-average common shares outstanding—basic	934	958	936	959
Potential common shares	6	7	7	8
Weighted-average common shares outstanding—diluted	940	965	943	967
Earnings per common share:
Basic	$0.60	$0.78	$1.16	$1.42
Diluted	0.59	0.77	1.15	1.41
_________
(1)Preferred stock dividends and other for the three and six months ended June 30, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares.
The effects from the assumed exercise of 6 million and 4 million in restricted stock units and awards and performance stock units for the three and six months ended June 30, 2022, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
The effects from the assumed exercise of 4 million in restricted stock units and awards and performance stock units for both the three and six months ended June 30, 2021 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended June 30
	2022	2021	2022	2021	2022	2021
	(In millions)
Service cost	$9	$10	$1	$2	$10	$12
Interest cost	14	12	—	—	14	12
Expected return on plan assets	(35)	(36)	—	—	(35)	(36)
Amortization of actuarial loss	7	12	1	2	8	14
Net periodic pension cost (credit)	$(5)	$(2)	$2	$4	$(3)	$2

	Qualified Plans		Non-qualified Plans		Total
	Six Months Ended June 30
	2022	2021	2022	2021	2022	2021
	(In millions)
Service cost	$18	$19	$1	$3	$19	$22
Interest cost	28	24	1	1	29	25
Expected return on plan assets	(70)	(71)	—	—	(70)	(71)
Amortization of actuarial loss	13	23	3	4	16	27
Net periodic pension cost (credit)	$(11)	$(5)	$5	$8	$(6)	$3
The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first six months of 2022.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2022 or 2021.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	June 30, 2022			December 31, 2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$7,923	$36	$120	$7,900	$—	$32
Derivatives in cash flow hedging relationships:
Interest rate swaps(2)	33,100	76	543	20,650	171	29
Total derivatives designated as hedging instruments	$41,023	$112	$663	$28,550	$171	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$83,544	$1,378	$1,428	$81,327	$748	$794
Interest rate options	17,040	87	64	15,990	48	19
Interest rate futures and forward commitments	1,747	11	4	2,739	11	3
Other contracts	10,561	301	267	9,456	133	135
Total derivatives not designated as hedging instruments	$112,892	$1,777	$1,763	$109,512	$940	$951
Total derivatives	$153,915	$1,889	$2,426	$138,062	$1,111	$1,012

Total gross derivative instruments, before netting		$1,889	$2,426		$1,111	$1,012
Less: Netting adjustments(3)		1,680	1,542		699	932
Total gross derivative instruments, after netting		$209	$884		$412	$80
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
(2)Includes no accrued interest at June 30, 2022 and $12 million at December 31, 2021.
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
Regions enters into interest rate swaps, floors, and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR or SOFR interest rate swaps and interest rate floors. As of June 30, 2022, Regions is hedging its exposure to the variability in future cash flows through 2029.

The following table presents the pre-tax impact of previously terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Unrealized gains on terminated hedges included in AOCI- beginning of period	$624	$279	$700	$121
Unrealized gains on terminated hedges arising during the period	—	249	—	415
Reclassification adjustments for amortization of unrealized (gains) into net income	(76)	(34)	(152)	(42)
Unrealized gains on terminated hedges included in AOCI - end of period	$548	$494	$548	$494
Regions expects to reclassify into earnings approximately $5 million in pre-tax income due to the net receipt/payment of interest payments and amortization on cash flow hedges within the next twelve months. Included in this amount is $262 million in pre-tax net gains related to the amortization of discontinued cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended June 30, 2022
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$157	$932	(27)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(1)
Recognized on derivatives	14	—	(24)
Recognized on hedged items	(14)	—	24
Income (expense) recognized on fair value hedges	$—	$—	$(1)

Gains/(losses) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$—	$78	$—
Income (expense) recognized on cash flow hedges	$—	$78	$—

	Three Months Ended June 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$849	(26)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$7
Recognized on derivatives	—	(4)
Recognized on hedged items	—	4
Income (expense) recognized on fair value hedges	$—	$7

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$104	$—
Income (expense) recognized on cash flow hedges	$104	$—

	Six Months Ended June 30, 2022
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$295	$1,808	(51)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$1
Recognized on derivatives	36	—	(88)
Recognized on hedged items	(36)	—	88
Income (expense) recognized on fair value hedges	$—	$—	$1

Gains/(losses) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$—	$188	$—
Income (expense) recognized on cash flow hedges	$—	$188	$—

	Six Months Ended June 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$1,703	(53)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$14
Recognized on derivatives	—	(26)
Recognized on hedged items	—	26
Income (expense) recognized on fair value hedges	$—	$14

Gains/(losses) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$206	$—
Income (expense) recognized on cash flow hedges	$206	$—
___
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax.

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2022		December 31, 2021
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale(1)(2)	$9,076	$(36)	$9,901	$—
Long-term borrowings	(1,275)	122	(1,363)	34
______
(1) Carrying amount represents amortized cost.
(2) In the fourth quarter of 2021, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method, which are included in this amount. At both June 30, 2022 and December 31, 2021, the Company had designated $5.8 billion as the hedged amount from a closed portfolio of prepayable financial assets with an associated carrying amount of $8.3 billion at June 30, 2022 and $9.1 billion at December 31, 2021.

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2022 and December 31, 2021, Regions had $331 million and $419 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2022 and December 31, 2021, Regions had $524 million and $987 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of June 30, 2022 and December 31, 2021, the total notional amount related to these contracts was $3.9 billion and $4.5 billion, respectively.

The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2022	2021	2022	2021
	(In millions)
Capital markets income:
Interest rate swaps	$36	$(3)	$67	$20
Interest rate options	5	2	16	17
Interest rate futures and forward commitments	3	3	(1)	12
Other contracts	5	2	8	7
Total capital markets income	49	4	90	56
Mortgage income:
Interest rate swaps	(38)	29	(84)	(38)
Interest rate options	1	(2)	(9)	(15)
Interest rate futures and forward commitments	(21)	(19)	(5)	11
Total mortgage income	(58)	8	(98)	(42)
	$(9)	$12	$(8)	$14
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
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2022 was approximately $426 million. This scenario would occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2022 and 2021 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2022 and December 31, 2021, were $99 million and $81 million, respectively, for which Regions had posted collateral of $113 million and $84 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,252	$—	$—	$1,252	$1,132	$—	$—	$1,132
Federal agency securities	—	683	—	683	—	92	—	92
Obligations of states and political subdivisions	—	3	—	3	—	4	—	4
Mortgage-backed securities (MBS):
Residential agency	—	19,007	—	19,007	—	18,962	—	18,962
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	6,607	—	6,607	—	6,373	—	6,373
Commercial non-agency	—	315	—	315	—	536	—	536
Corporate and other debt securities	—	1,183	1	1,184	—	1,380	1	1,381
Total debt securities available for sale	$1,252	$27,798	$2	$29,052	$1,132	$27,347	$2	$28,481
Loans held for sale	$—	$312	$57	$369	$—	$693	$90	$783
Marketable equity securities	$583	$—	$—	$583	$464	$—	$—	$464
Residential mortgage servicing rights	$—	$—	$770	$770	$—	$—	$418	$418
Derivative assets(2):
Interest rate swaps	$—	$1,490	$—	$1,490	$—	$919	$—	$919
Interest rate options	—	77	10	87	—	36	12	48
Interest rate futures and forward commitments	—	11	—	11	—	11	—	11
Other contracts	—	301	—	301	—	132	1	133
Total derivative assets	$—	$1,879	$10	$1,889	$—	$1,098	$13	$1,111
Derivative liabilities(2):
Interest rate swaps	$—	$2,091	$—	$2,091	$—	$855	$—	$855
Interest rate options	—	63	1	64	—	19	—	19
Interest rate futures and forward commitments	—	4	—	4	—	3	—	3
Other contracts	—	264	3	267	—	132	3	135
Total derivative liabilities	$—	$2,422	$4	$2,426	$—	$1,009	$3	$1,012

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

The following tables present an analysis for residential MSRs for the three and six months ended June 30, 2022 and 2021, respectively. An analysis of commercial mortgage loans held for sale is also presented for the three and six months ended June 30, 2022.

	Residential mortgage servicing rights
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Carrying value, beginning of period	$542	$401	$418	$296
Total realized/unrealized gains (losses) included in earnings(1)	37	(54)	67	19
Additions	10	19	29	40
Purchases	181	26	256	37
Carrying value, end of period	$770	$392	$770	$392
_________
(1)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.

	Commercial mortgage loans held for sale
	Three Months Ended June 30	Six Months Ended June 30
	2022	2022
	(In millions)
Carrying value, beginning of period	$12	$90
Total realized/unrealized gains (losses) included in earnings(1)	(2)	(5)
Additions	47	97
Sales	—	(125)
Carrying value, end of period	$57	$57
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

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2022, and December 31, 2021. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2022, and December 31, 2021, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2022
	Level 3 Estimated Fair Value at June 30, 2022	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$770	Discounted cash flow	Weighted-average CPR (%)	6.2% - 18.1% (7.9%)
			OAS (%)	4.4% - 8.2% (4.8%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2021
	Level 3 Estimated Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$418	Discounted cash flow	Weighted-average CPR (%)	7.2% - 22.2% (10.5%)
			OAS (%)	3.7% - 7.7% (4.5%)
Commercial mortgage loans held for sale	$90	Discounted cash flow	Credit spreads for bonds in the commercial MBS	0.2% - 19.4% (1.3%)
_________
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.
FAIR VALUE OPTION
As discussed above, the Company elected the option to measure certain commercial mortgage loans held for sale at fair value. At June 30, 2022, the balance of these loans was immaterial. At December 31, 2021, commercial mortgage loans held for sale at fair value had both an aggregate fair value and unpaid principal balance of $90 million.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at June 30, 2022 and December 31, 2021.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential first mortgage loans held for sale measured at fair value:

	June 30, 2022			December 31, 2021
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Residential first mortgage loans held for sale, at fair value	$292	$287	$5	$680	$659	$21

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following table details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2022 and 2021. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In millions)
Net gains (losses) resulting for the change in fair value of residential first mortgage loans held for sale	$(16)	$10	$(39)	$(40)
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both June 30, 2022 and December 31, 2021.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2022 are as follows:

	June 30, 2022
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$20,500	$20,500	$20,500	$—	$—
Debt securities held to maturity	836	817	—	817	—
Debt securities available for sale	29,052	29,052	1,252	27,798	2
Loans held for sale	612	612	—	552	60
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	90,576	86,989	—	—	86,989
Other earning assets	1,428	1,428	583	845	—
Derivative assets	1,889	1,889	—	1,879	10
Financial liabilities:
Derivative liabilities	2,426	2,426	—	2,422	4
Deposits(4)	138,263	138,213	—	138,213	—
Long-term borrowings	2,319	2,462	—	2,460	2
Loan commitments and letters of credit	119	119	—	—	119
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at June 30, 2022 was $3.6 billion or 4.0 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.5 billion at June 30, 2022.
(4)The fair value of non-interest-bearing demand accounts, interest-bearing checking accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.

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
The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$467	$600	$41	$—	$1,108
Provision for (benefit from) credit losses	67	69	2	(78)	60
Non-interest income (loss)	235	311	105	(11)	640
Non-interest expense (benefit)	286	567	100	(5)	948
Income before income taxes	349	275	44	72	740
Income tax expense (benefit)	87	69	11	(10)	157
Net income	$262	$206	$33	$82	$583
Average assets	$63,311	$36,266	$2,167	$60,082	$161,826

	Three Months Ended June 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$441	$488	$34	$—	$963
Provision for (benefit from) credit losses	75	59	3	(474)	(337)
Non-interest income	164	314	100	41	619
Non-interest expense	260	533	94	11	898
Income before income taxes	270	210	37	504	1,021
Income tax expense	68	53	9	101	231
Net income	$202	$157	$28	$403	$790
Average assets	$59,843	$33,433	$2,036	$59,366	$154,678

	Six Months Ended June 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$899	$1,147	$77	$—	$2,123
Provision for (benefit from) credit losses	135	140	5	(256)	24
Non-interest income (loss)	419	615	207	(17)	1,224
Non-interest expense (benefit)	564	1,124	197	(4)	1,881
Income before income taxes	619	498	82	243	1,442
Income tax expense	155	124	20	12	311
Net income	464	374	62	231	1,131
Average assets	$61,810	$36,265	$2,153	$61,550	$161,778

	Six Months Ended June 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$875	$987	$68	$—	$1,930
Provision for (benefit from) credit losses	150	124	5	(758)	(479)
Non-interest income	357	645	192	66	1,260
Non-interest expense	530	1,066	186	44	1,826
Income before income taxes	552	442	69	780	1,843
Income tax expense	138	111	17	145	411
Net income	414	331	52	635	1,432
Average assets	$59,657	$33,749	$2,041	$55,191	$150,638

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2022	December 31, 2021
	(In millions)
Unused commitments to extend credit	$64,688	$60,935
Standby letters of credit	1,862	1,779
Commercial letters of credit	54	97
Liabilities associated with standby letters of credit	30	28
Assets associated with standby letters of credit	31	29
Reserve for unfunded credit commitments	89	95
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible that Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of June 30, 2022, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. See related discussion with respect to the CFPB matter described below. As available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly.
Assessments of litigation and claims exposure are difficult because they involve inherently unpredictable factors including, but not limited to, the following: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, Regions may be unable to estimate reasonably possible losses with respect to some matters, and the aggregated estimated amount discussed above may not include an estimate for every pending matter.
Regions is involved in formal and informal information-gathering requests, investigations, reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, Regions' business practices and policies, and the conduct of persons with whom Regions does business.
As previously disclosed, Regions is cooperating with an investigation by the CFPB into certain of Regions’ historical overdraft practices and policies. While Regions believes that its practices and policies at issue are lawful, Regions has commenced discussions with the CFPB regarding a potential resolution of the investigation. Regions cannot provide assurance that these discussions will result in a resolution or that the CFPB will not ultimately commence legal proceedings seeking civil monetary penalties, restitution or other relief. Although Regions continues to believe that a loss in excess of amounts accrued for this matter is reasonably possible, the total amount of such possible loss or range of possible loss cannot currently be estimated. However, any possible loss, whether a result of a resolution directly with the CFPB or legal proceedings, could be material to Regions’ results of operations.
Additional inquiries from such governmental regulatory agencies, law enforcement authorities and self-regulatory bodies will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' business, consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
While the final outcomes of litigation, claims, investigations and legal and administrative cases and proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any such matter could be material to Regions’ business, consolidated financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence.
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At June 30, 2022 and December 31, 2021, the Company's DUS servicing portfolio totaled approximately $4.8 billion and $4.7 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at June 30, 2022 and December 31, 2021 these serviced loans totaled approximately $491 million and $400 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $1.7 billion at both June 30, 2022 and December 31, 2021. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $7 million at both June 30, 2022 and December 31, 2021. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2021, for additional information.

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
		January 1, 2022	The adoption of this guidance did not have a material impact.
ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)	This Update clarifies how an issuer should account for modifications made to equity-classified written call options (i.e. a warrant to purchase the issuer’s common stock). The guidance in the Update requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.	January 1, 2022	The adoption of this guidance did not have a material impact.
ASU 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments	This Update amends the lessor lease classification guidance under ASC 842. Under the amendments, a lessor must classify a lease that includes variable lease payments that do not depend on an index or rate as an operating lease if it would otherwise be classified as a sales-type or direct financing lease and would result in the recognition of a loss at a lease commencement. The amendments address concerns raised during the FASB’s post implementation review regarding recognition of an immediate loss for these leases, as would otherwise be required.	January 1, 2022	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2022
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, rather than using fair value. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts.	January 1, 2023 Early adoption is permitted.	The early adoption of this guidance did not have a material impact.
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

		January 1, 2023 Early adoption is permitted.	The early adoption of this guidance on June 30, 2022 did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	This Update is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs.

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

	The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs for which there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.	January 1, 2023 Early adoption is permitted for those entities that have adopted CECL.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.
2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	This Update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined.

ASU 2022-03 clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.
		January 1, 2023 Early adoption is permitted.	Regions is evaluating the impact upon adoption; however, the impact is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2021, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2022 compared to December 31, 2021.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2022, Regions operated 1,294 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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

SECOND QUARTER OVERVIEW
Second Quarter Results
Regions reported net income available to common shareholders of $558 million, or $0.59 per diluted share, in the second quarter of 2022 compared to $748 million, or $0.77 per diluted share, in the second quarter of 2021. The primary drivers of the decrease in net income from the prior year period were a provision for credit losses compared to a benefit from credit losses in the prior period partially offset by higher net interest income.
For the second quarter of 2022, net interest income (taxable-equivalent basis) totaled $1.1 billion, up $144 million compared to the second quarter of 2021. The net interest margin (taxable-equivalent basis) was 3.06 percent for the second quarter of 2022 and 2.81 percent in the second quarter of 2021. The increase in net interest income and net interest margin was primarily driven by higher interest rates combined with increases in average loan balances and average debt securities balances. Even though interest rates increased in the second quarter of 2022, funding costs remained low. In the second quarter of 2022, net interest margin continued to be negatively impacted by elevated liquidity. Refer to Table 18 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further details.
The provision for credit losses totaled $60 million in the second quarter of 2022, as compared to a benefit of $337 million during the second quarter of 2021. The current quarter provision reflects continued strong asset quality offset by strong loan growth and general economic uncertainty. Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $38 million, or an annualized 0.17 percent of average loans, in the second quarter of 2022, compared to $47 million, or an annualized 0.23 percent for the second quarter of 2021. The decrease was primarily driven by broad-based improvements across most portfolios. Refer to the "Allowance for Credit Losses" section for further detail.
The allowance was 1.62 percent of total loans, net of unearned income at June 30, 2022 compared to 1.79 percent at December 31, 2021. The decrease was a result of the factors discussed above. The allowance was 410 percent of total non-performing loans at June 30, 2022 compared to 349 percent at December 31, 2021. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $640 million for the second quarter of 2022, a $21 million increase from the second quarter of 2021. The increase was primarily driven by a significant increase in capital markets income, and, to a lesser degree, an increase in card and ATM fees and other miscellaneous income. These increases were partially offset by decreases in market value adjustments on employee benefit assets, bank-owned life insurance, and mortgage income. See Table 22 "Non-Interest Income" for more detail.
Total non-interest expense was $948 million in the second quarter of 2022, a $50 million increase from the second quarter of 2021. The increase was driven by an increase in salaries and employee benefits, equipment and software expense, and professional, legal and regulatory expenses. The increases were partially offset by a benefit from branch consolidation, property and equipment and a decline in marketing expense. See Table 23 "Non-Interest Expense" for more detail.
Income tax expense for the three months ended June 30, 2022 was $157 million compared to $231 million for the same period in 2021. See "Income Taxes" toward the end of the Management’s Discussion and Analysis section of this report for more detail.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. The CET1 ratio at June 30, 2022 was estimated at 9.25 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
In the second quarter of 2021, as a part of the Company's voluntary participation in 2021 CCAR, the FRB communicated that the Company exceeded all minimum capital levels under the supervisory stress test and the Company's SCB for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent. On June 27, 2022, Regions announced the Company received the results of the 2022 stress test from the FRB, reflecting that the Company exceeded all minimum capital levels and inclusive of a preliminary SCB floored at 2.5 percent. On August 4, 2022, the FRB finalized Regions’ SCB requirement, and as a result for the fourth quarter of 2022 through the third quarter of 2023 the SCB requirement will continue to be floored at 2.5 percent.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024.
On July 20, 2022, the Board approved an 18 percent increase to the quarterly common stock dividend to $0.20 per share of common stock which will be payable on October 3, 2022, to stockholders of record as of September 2, 2022.

Expectations

2022 Expectations
Category	Expectation
Total Adjusted Revenue (1)	Up 7.5-8.5%
Adjusted Non-Interest Expense	Up 4.5-5.5%
Adjusted Operating Leverage	~3%
Average Loans	Up ~8%
Net Charge-Offs / Average Loans	Toward the lower end of 20-30 bps
Effective Tax Rate	21-23%
CET1	Near the mid-point of a 9.25-9.75% operating range
_____
(1)Expectation utilizes the 7/1/2022 forward interest rate curve.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $8.9 billion from year-end 2021 to June 30, 2022, due primarily to a decrease in cash on deposit with the FRB partially offset by an increase in cash due from other banks. In the first six months of 2022, the Company used cash balances for securities purchases, as a part of its hedging and active cash management strategies, and to fund loan growth. Also contributing to the decline in cash balances is a decline in deposits in the first six months of 2022. See the "Debt Securities", "Loans", "Liquidity", and "Deposits" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	June 30, 2022	December 31, 2021
	(In millions)
U.S. Treasury securities	$1,252	$1,132
Federal agency securities	683	92
Obligations of states and political subdivisions	3	4
Mortgage-backed securities:
Residential agency	19,312	19,319
Residential non-agency	1	1
Commercial agency	7,138	6,915
Commercial non-agency	315	536
Corporate and other debt securities	1,184	1,381
	$29,888	$29,380
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
Debt securities increased $508 million from December 31, 2021 to June 30, 2022 driven by increases in U.S Treasury, federal agency securities, and commercial agency securities partially offset by declines in commercial non-agency, corporate and other debt securities and residential agency. In the first six months of 2022, Regions made purchases of debt securities available for sale, excluding normal reinvestment of maturities and paydowns, totaling approximately $2.8 billion consisting primarily of U.S. Treasury, federal agency, residential agency, and commercial agency securities. Approximately $2.5 billion of the purchases relate to the Company's hedging strategy with the remaining purchases related to reinvestment of proceeds from loan sales. Partially offsetting the purchases were declines in market valuations driven by an increase in market interest rates.
LOANS HELD FOR SALE
Loans held for sale totaled $612 million at June 30, 2022, consisting of $292 million of residential real estate mortgage loans, $286 million of commercial loans, $31 million of consumer and other performing loans, and $3 million of non-performing loans. At December 31, 2021, loans held for sale totaled $1.0 billion, consisting of $680 million of residential real estate mortgage loans, $257 million of commercial loans, $53 million of consumer and other performing loans, and $13 million of non-performing loans. The levels of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties. Commercial loans held for sale include commercial mortgage loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 65 percent of Regions' interest-earning assets as of June 30, 2022. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2022	December 31, 2021
	(In millions, net of unearned income)
Commercial and industrial	$48,492	$43,758
Commercial real estate mortgage—owner-occupied (1)	5,218	5,287
Commercial real estate construction—owner-occupied (1)	266	264
Total commercial	53,976	49,309
Commercial investor real estate mortgage	5,892	5,441
Commercial investor real estate construction	1,720	1,586
Total investor real estate	7,612	7,027
Residential first mortgage	17,892	17,512
Home equity lines	3,550	3,744
Home equity loans	2,524	2,510
Consumer credit card	1,172	1,184
Other consumer—exit portfolios	775	1,071
Other consumer	5,957	5,427
Total consumer	31,870	31,448
	$93,458	$87,784

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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $4.7 billion since year-end 2021. The increase in commercial and industrial loan balances was driven by new loan production and a continued increase in line utilization. In the first six months of 2022, commercial and industrial loan growth was broad-based and included increases primarily in the educational services, financial services, manufacturing, real estate, retail trade and wholesale goods industries. The June 30, 2022 commercial and industrial loan balance also included $254 million of PPP loans, a decrease of $494 million compared to December 31, 2021, reflecting continued PPP loan forgiveness.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	June 30, 2022
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,518	$1,006	$2,524
Agriculture	335	240	575
Educational services	3,299	1,078	4,377
Energy	1,519	2,979	4,498
Financial services	6,279	6,911	13,190
Government and public sector	3,052	488	3,540
Healthcare	3,881	2,452	6,333
Information	2,188	1,485	3,673
Manufacturing	5,166	4,302	9,468
Professional, scientific and technical services	2,400	1,430	3,830
Real estate (1)	8,283	8,163	16,446
Religious, leisure, personal and non-profit services	1,623	694	2,317
Restaurant, accommodation and lodging	1,447	353	1,800
Retail trade	2,751	2,097	4,848
Transportation and warehousing	3,255	1,579	4,834
Utilities	2,332	3,055	5,387
Wholesale goods	4,438	3,108	7,546
Other (2)	210	3,255	3,465
Total commercial	$53,976	$44,675	$98,651

	December 31, 2021 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,489	$1,141	$2,630
Agriculture	336	253	589
Educational services	2,975	948	3,923
Energy	1,361	2,678	4,039
Financial services	5,582	5,933	11,515
Government and public sector	2,845	526	3,371
Healthcare	3,918	2,270	6,188
Information	1,929	1,233	3,162
Manufacturing	4,629	4,270	8,899
Professional, scientific and technical services	2,235	1,409	3,644
Real estate (1)	7,343	7,720	15,063
Religious, leisure, personal and non-profit services	1,733	730	2,463
Restaurant, accommodation and lodging	1,658	433	2,091
Retail trade	2,247	2,307	4,554
Transportation and warehousing	3,030	1,538	4,568
Utilities	2,131	2,895	5,026
Wholesale goods	3,756	3,189	6,945
Other (2)	112	2,425	2,537
Total commercial	$49,309	$41,898	$91,207
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $585 million in comparison to 2021 year-end balances. The increase was primarily driven by growth in term lending commitments and fundings on previously committed construction facilities.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $380 million in comparison to 2021 year-end balances. The increase is primarily due to a decline in prepayment rate and an increase in ARM production retained on the balance sheet, partially offset by the sale of approximately $285 million of Ginnie Mae loans in the first quarter of 2022, which had been previously repurchased from their pools. Approximately $2.3 billion in new loan originations were retained on the balance sheet through the first six months of 2022.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased by $194 million in comparison to 2021 year-end balances, continuing the pace of decline experienced in the past several years as payoffs and paydowns outpaced production. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2022. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period. Home equity lines that are in repayment are reflected as revolving loans converted to amortizing.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2022	$33	0.93%	$30	0.85%	$63
2023	79	2.23%	59	1.66%	138
2024	120	3.39%	79	2.23%	199
2025	113	3.19%	124	3.48%	237
2026	160	4.50%	161	4.54%	321
2027-2032	1,300	36.61%	983	27.70%	2,283
2032-2036	94	2.65%	124	3.48%	218
Thereafter	5	0.13%	3	0.09%	8
Revolving Loans Converted to Amortizing	48	1.36%	35	0.98%	83
Total	$1,952	54.99%	$1,598	45.01%	$3,550
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

Table 5—Estimated Current Loan to Value Ranges

	June 30, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$2	$—	$1	$2	$1
Above 80% - 100%	1,341	1	3	10	5
80% and below	16,270	1,925	1,540	2,307	181
Data not available	279	26	54	14	4
	$17,892	$1,952	$1,598	$2,333	$191

	December 31, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$5	$1	$—	$2	$1
Above 80% - 100%	1,667	6	8	16	4
80% and below	15,564	2,053	1,588	2,305	167
Data not available	276	29	59	11	4
	$17,512	$2,089	$1,655	$2,334	$176
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $296 million from year-end 2021.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $530 million from year-end 2021 primarily driven by an increase in consumer home improvement lending from the fourth quarter 2021 acquisition of EnerBank.
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
The allowance totaled $1.5 billion as of June 30, 2022 compared to $1.6 billion at December 31, 2021, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 6 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 6— Allowance Changes

	Three Months Ended
	June 30, 2022	June 30, 2021
	(In millions)
Allowance for credit losses, beginning balance	$1,492	$2,068
Net charge-offs	(38)	(47)
Provision over (less than) net charge-offs:
Economic/Qualitative (1)	(2)	(265)
Changes in portfolio credit quality/uncertainty	10	(67)
Changes in specific reserves	(19)	(36)
Other portfolio changes (2)	71	31
Total provision over (less than) net charge-offs	22	(384)
Allowance for credit losses, ending balance	$1,514	$1,684

	Six Months Ended
	June 30, 2022	June 30, 2021
	(In millions)
Allowance for credit losses, beginning balance	$1,574	$2,293
Net charge-offs	(84)	(130)
Provision over (less than) net charge-offs:
Economic/Qualitative (1)	(56)	(394)
Changes in portfolio credit quality/uncertainty	(3)	(81)
Changes in specific reserves	(11)	(53)
Other portfolio changes (2)	94	49
Total provision over (less than) net charge-offs	(60)	(609)
Allowance for credit losses, ending balance	$1,514	$1,684
_______
(1)Includes pandemic-related qualitative adjustments.
(2)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs and changes in the mix of total outstanding loans. This line item excludes the impact of PPP loans of $254 million and $2.9 billion as of June 30, 2022 and 2021, respectively, which are fully backed by the U.S. government and have an immaterial associated allowance.
Credit metrics are monitored throughout the quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. The second quarter of 2022 exhibited solid asset quality performance. Total net charge-offs declined 4 basis points to 0.17 percent of annualized loans and commercial and investor real estate criticized balances decreased approximately $229 million. Partially offsetting these improvements were modest increases to classified balances of $169 million and to non-performing loans, excluding held for sale, and non-performing assets of $34 million and $32 million, respectively, compared to the first quarter of 2022.
Regions' June 2022 baseline forecast remained relatively stable compared to the March 2022 forecast driven by continued increases in HPI and stability in unemployment offset by a slight decline in real GDP growth. The June 2022 baseline forecast continues to anticipate real GDP growth in 2022 supported primarily by consumer spending and business investments in equipment, machinery and intellectual property, with potential for further support from government spending in 2023 and beyond. While the baseline forecast continues to anticipate a double-digit increase in the HPI for full-year 2022, quarter over quarter growth is expected to decelerate into 2023. As measured by CPI, inflation is expected to remain above the FOMC's 2.0 percent target for the remainder of 2022 and into 2023. Furthermore, ongoing disruptions in supply chains and shipping networks, further increases in elevated inflation, and geopolitical tensions provide significant uncertainty over the near-term forecast.

Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen in the U.S. as a whole. In deriving its June 2022 forecast, Regions benchmarks its internal forecast with external forecasts and external data available.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of June 30, 2022. The unemployment rate is the most significant macroeconomic factor among the CECL models. Unemployment rates in the second quarter and the forecasted periods remained normalized.
Table 7— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		June 30, 2022
	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024
Real GDP, annualized % change	3.2%	2.1%	2.2%	1.8%	1.9%	1.9%	2.0%	2.0%	1.9%
Unemployment rate	3.6%	3.5%	3.5%	3.4%	3.4%	3.4%	3.5%	3.5%	3.5%
HPI, year-over-year % change	19.3%	15.6%	11.7%	7.1%	3.0%	2.4%	2.5%	2.6%	2.8%
S&P 500	4,208	4,256	4,336	4,419	4,506	4,584	4,645	4,707	4,769
CPI, year-over-year % change	8.3%	8.7%	7.8%	6.4%	4.8%	3.3%	2.7%	2.4%	2.2%
In the second quarter of 2022, asset quality continued to improve; however, strong loan growth partially offset by some normalization in select sectors of the business portfolio resulted in a modest increase to the modeled results in the allowance for credit losses.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Specific adjustments to modeled results were relatively flat as declines in pandemic risk were offset by increased risks due to inflation and rising interest rates. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The June 30, 2022 general imprecision allowance remained relatively flat compared to the first quarter of 2022 and reflects continued uncertainty in the economic environment, heightened financial volatility and supply chain issues.
Based on the overall analysis performed, management deemed an allowance of $1.5 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of June 30, 2022.

Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 8 "Allowance for Credit Losses." Net charge-offs decreased $46 million year-over-year, primarily driven by a decline in net charge-offs in the commercial and industrial portfolio and commercial investor real estate mortgage portfolio partially offset by $17 million in net charge-offs from the addition of the EnerBank portfolio during the first six months of 2022. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2022 and beyond. See the "Quarterly Overview" section for details on expectations for net charge-offs in 2022.
Table 8—Allowance for Credit Losses

	Six Months Ended June 30
	2022	2021
	(Dollars in millions)
Allowance for loan losses at January 1	$1,479	$2,167

Loans charged-off:
Commercial and industrial	44	80
Commercial real estate mortgage—owner-occupied	4	2
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	—	19
Residential first mortgage	—	1
Home equity lines	2	4
Home equity loans	1	1
Consumer credit card	20	24
Other consumer—exit portfolios	10	18
Other consumer	66	47
	147	197
Recoveries of loans previously charged-off:
Commercial and industrial	25	30
Commercial real estate mortgage—owner-occupied	1	1
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	1	2
Residential first mortgage	3	3
Home equity lines	7	8
Home equity loans	2	2
Consumer credit card	4	6
Other consumer—exit portfolios	4	3
Other consumer	16	12
	63	67
Net charge-offs (recoveries):
Commercial and industrial	19	50
Commercial real estate mortgage—owner-occupied	3	1
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	(1)	17
Residential first mortgage	(3)	(2)
Home equity lines	(5)	(4)
Home equity loans	(1)	(1)
Consumer credit card	16	18
Other consumer—exit portfolios	6	15
Other consumer	50	35
	84	130
Provision for (benefit from) loan losses	30	(440)
Allowance for loan losses at June 30	1,425	1,597
Reserve for unfunded credit commitments at January 1	95	126
Provision for (benefit from) unfunded credit losses	(6)	(39)
Reserve for unfunded credit commitments at June 30	89	87
Allowance for credit losses at June 30	$1,514	$1,684
Loans, net of unearned income, outstanding at end of period	$93,458	$84,074
Average loans, net of unearned income, outstanding for the period	$89,297	$84,653

	Six Months Ended June 30
	2022	2021
	(Dollars in millions)
Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.08%	0.23%
Commercial real estate mortgage—owner-occupied	0.12%	0.03%
Commercial real estate construction—owner-occupied	(0.02)%	0.67%
Total commercial	0.09%	0.21%
Commercial investor real estate mortgage	(0.03)%	0.64%
Commercial investor real estate construction	—%	(0.01)%
Total investor real estate	(0.02)%	0.48%
Residential first mortgage	(0.03)%	(0.02)%
Home equity—lines of credit	(0.24)%	(0.17)%
Home equity—closed-end	(0.05)%	(0.09)%
Consumer credit card	2.77%	3.18%
Other consumer—exit portfolios	1.36%	1.76%
Other consumer	1.80%	3.10%
Total consumer	0.41%	0.43%
Total	0.19%	0.31%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.62%	2.00%
Allowance for loan losses at end of period to loans, net of unearned income	1.52%	1.90%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	410%	253%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	386%	240%
_______
(1)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 9—Allowance Allocation

	June 30, 2022			December 31, 2021
	Loan Balance	Allowance Allocation	Allowance to Loans % (1)	Loan Balance	Allowance Allocation	Allowance to Loans % (1)
	(Dollars in millions)
Commercial and industrial	$48,492	$548	1.1%	$43,758	$613	1.4%
Commercial real estate mortgage—owner-occupied	5,218	100	1.9%	5,287	118	2.2%
Commercial real estate construction—owner-occupied	266	6	2.4%	264	9	3.5%
Total commercial	53,976	654	1.2%	49,309	740	1.5%
Commercial investor real estate mortgage	5,892	90	1.5%	5,441	77	1.4%
Commercial investor real estate construction	1,720	11	0.6%	1,586	10	0.6%
Total investor real estate	7,612	101	1.3%	7,027	87	1.2%
Residential first mortgage	17,892	120	0.7%	17,512	122	0.7%
Home equity lines	3,550	72	2.0%	3,744	83	2.2%
Home equity loans	2,524	27	1.1%	2,510	28	1.1%
Consumer credit card	1,172	127	10.9%	1,184	120	10.2%
Other consumer—exit portfolios	775	55	7.1%	1,071	64	6.0%
Other consumer	5,957	358	6.0%	5,427	330	6.1%
Total consumer	31,870	759	2.4%	31,448	747	2.4%
Total	$93,458	$1,514	1.6%	$87,784	$1,574	1.8%
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
Table 10—Troubled Debt Restructurings

	June 30, 2022		December 31, 2021
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$63	$2	$81	$4
Investor real estate	36	2	1	—
Residential first mortgage	289	31	220	31
Home equity lines	26	3	28	3
Home equity loans	54	8	58	8
Other consumer	3	—	4	—
	471	46	392	46
Non-accrual status or 90 days past due and still accruing:
Commercial	95	11	87	14
Residential first mortgage	27	4	31	5
Home equity lines	3	—	2	—
Home equity loans	5	1	6	1
	130	16	126	20
Total TDRs - Loans	$601	$62	$518	$66
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

Table 11—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$168	$1	$201	$44
Additions	68	36	35	70
Charge-offs	(4)	—	(7)	—
Other activity, inclusive of payments and removals (1)	(74)	(1)	(43)	(39)
Balance, end of period	$158	$36	$186	$75
________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments and commercial and investor real estate loans refinanced or restructured as new loans and removed from the TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of June 30, 2022 and December 31, 2021:
Table 12—Non-Performing Assets

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$257	$305
Commercial real estate mortgage—owner-occupied	29	52
Commercial real estate construction—owner-occupied	10	11
Total commercial	296	368
Commercial investor real estate mortgage	3	3
Total investor real estate	3	3
Residential first mortgage	27	33
Home equity lines	36	40
Home equity loans	7	7
Total consumer	70	80
Total non-performing loans, excluding loans held for sale	369	451
Non-performing loans held for sale	3	13
Total non-performing loans(1)	372	464
Foreclosed properties	11	10
Total non-performing assets(1)	$383	$474
Accruing loans 90 days past due:
Commercial and industrial	$4	$5
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	5	6
Residential first mortgage(2)	50	74
Home equity lines	16	21
Home equity loans	9	12
Consumer credit card	11	12
Other consumer-exit portfolios	2	2
Other consumer	14	13
Total consumer	102	134
	$107	$140
Non-performing loans(1) to loans and non-performing loans held for sale	0.40%	0.53%
Non-performing assets(1) to loans, foreclosed properties, and non-performing loans held for sale	0.41%	0.54%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $28 million at June 30, 2022 and $49 million at December 31, 2021.
Non-performing loans at June 30, 2022 decreased compared to year-end levels, primarily driven by improvements in energy, restaurant, accommodation and lodging, manufacturing, and utilities.
Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$368	$3	$80	$451
Additions	149	1	—	150
Net payments/other activity	(85)	(1)	(10)	(96)
Return to accrual	(81)	—	—	(81)
Charge-offs on non-accrual loans(2)	(43)	—	—	(43)
Transfers to held for sale(3)	(10)	—	—	(10)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of period	$296	$3	$70	$369

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$524	$114	$107	$745
Additions	282	4	—	286
Net payments/other activity	(127)	(2)	(3)	(132)
Return to accrual	(35)	—	—	(35)
Charge-offs on non-accrual loans(2)	(74)	(18)	—	(92)
Transfers to held for sale(3)	(10)	(94)	—	(104)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of period	$558	$4	$104	$666
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
GOODWILL
Goodwill totaled $5.7 billion at both June 30, 2022 and December 31, 2021. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 for the methodologies and assumptions used in the goodwill impairment analysis.

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
The following table summarizes deposits by category:
Table 14—Deposits

	June 30, 2022	December 31, 2021
	(In millions)
Non-interest-bearing demand	$58,510	$58,369
Interest-bearing checking	26,989	28,018
Savings	16,220	15,134
Money market—domestic	31,116	31,408
Time deposits	5,428	6,143
Total deposits	$138,263	$139,072
Total deposits at June 30, 2022 decreased approximately $809 million compared to year-end 2021 levels driven by declines in interest-bearing checking, money market and time deposits. The declines in interest-bearing checking and money market are driven by a return to seasonal deposit patterns observed prior to the pandemic and some commercial and wealth management customers beginning to reduce their excess balances. The decline in time deposits was driven by a decline in time deposits acquired through EnerBank as these deposits are not being replaced when they mature. Partially offsetting these declines was an increase in consumer savings due to seasonality while non-interest bearing demand deposits remained relatively stable.
LONG-TERM BORROWINGS
Table 15—Long-Term Borrowings

	June 30, 2022	December 31, 2021
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$746	$746
1.80% senior notes due August 2028	645	645
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	154	154
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(122)	(34)
	1,821	1,909
Regions Bank:
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	498	498
Total consolidated	$2,319	$2,407
Long-term borrowings decreased by approximately $88 million since year-end 2021 due entirely to valuation adjustments. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB, which is currently not being utilized.

SHAREHOLDERS’ EQUITY
Shareholders’ equity was $16.5 billion at June 30, 2022 as compared to $18.3 billion at December 31, 2021. During the first six months of 2022, net income increased shareholders' equity by $1.1 billion, cash dividends on common stock reduced shareholders' equity by $318 million, and cash dividends on preferred stock reduced shareholders' equity by $49 million. Changes in AOCI decreased shareholders' equity by $2.4 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of significant changes in market interest rates during the six months ended June 30, 2022. Common stock repurchased during the first six months of 2022 decreased shareholders' equity $230 million. These shares were immediately retired and therefore are not included in treasury stock.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At June 30, 2022, the net impact of the add-back on CET1 was approximately $306 million, or approximately 25 basis points. The add-back amount will decrease by approximately $100 million or 10 basis points in both 2023 and 2024.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Basel III Regulatory Capital Requirements

	June 30, 2022 Ratio (1)	December 31, 2021 Ratio	Minimum Requirement	To Be Well Capitalized
Common equity Tier 1 capital:
Regions Financial Corporation	9.25%	9.57%	4.50%	N/A
Regions Bank	10.78	11.05	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.61%	11.03%	6.00%	6.00%
Regions Bank	10.78	11.05	6.00	8.00
Total capital:
Regions Financial Corporation	12.26%	12.74%	8.00%	10.00%
Regions Bank	12.08	12.38	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.16%	8.08%	4.00%	N/A
Regions Bank	8.30	8.09	4.00	5.00%
_______
(1)The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
As a result of Regions' voluntary participation in 2021 CCAR, effective October 1, 2021, Regions' SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 will be floored at 2.5 percent. On June 27, 2022, Regions announced the Company received the results of the 2022 stress test from the FRB, reflecting that the Company exceeded all minimum capital levels and inclusive of a preliminary SCB floored at 2.5 percent. On August 4, 2022, the FRB finalized Regions’ SCB requirement, and as a result for the fourth quarter of 2022 through the third quarter of 2023 the SCB requirement will continue to be floored at 2.5 percent.
See the "Second Quarter Overview" section for details on expectations of a range for CET1 during 2022.
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
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which excludes certain adjustments that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted non-interest expense”, "adjusted non-interest income", "adjusted total revenue", "adjusted total revenue, taxable-equivalent basis", and "adjusted operating leverage ratio". Regions believes that excluding certain items provides a meaningful base for period-to-period comparison, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results
•Presentations to investors of Company performance
•Metrics for incentive compensation
Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP). Net interest income (GAAP) is presented with taxable-equivalent adjustments to arrive at net interest income on a taxable-equivalent basis (GAAP). Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP). Net interest income (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue (non-GAAP). Net interest income on a taxable-equivalent basis (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP). The adjusted operating leverage ratio (non-GAAP), which is a measure of productivity, is calculated as the year over year percentage change in adjusted total revenue on a taxable-equivalent basis less the year over year percentage change in adjusted total non-interest expense. Management uses this ratio to monitor performance and believes it provides meaningful information to investors.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes certain adjustments does not represent the amount that effectively accrues directly to shareholders.

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
Table 17—GAAP to Non-GAAP Reconciliations

		Three Months Ended June 30		Six Months Ended June 30
		2022	2021	2022	2021
		(Dollars in millions)
ADJUSTED REVENUE AND OPERATING LEVERAGE RATIOS
Non-interest expense (GAAP)	A	$948	$898	$1,881	$1,826
Adjustments:
Contribution to Regions' Financial Corporation foundation		—	(1)	—	(3)
Branch consolidation, property and equipment charges		6	—	5	(5)
Salary and employee benefits—severance charges		—	(2)	—	(5)
Adjusted non-interest expense (non-GAAP)	B	$954	$895	$1,886	$1,813
Net interest income (GAAP)	C	$1,108	$963	$2,123	$1,930
Taxable-equivalent adjustment (GAAP)		11	12	22	23
Net interest income, taxable-equivalent basis (GAAP)	D	$1,119	$975	$2,145	$1,953
Non-interest income (GAAP)	E	$640	$619	$1,224	$1,260
Adjustments:
Securities (gains) losses, net		—	(1)	—	(2)
Gain on equity investment		—	—	—	(3)
Leveraged lease termination gains		—	—	(1)	—
Bank owned life insurance (1)		—	(18)	—	(18)
Adjusted non-interest income (non-GAAP)	F	$640	$600	$1,223	$1,237
Total revenue	C+E=G	$1,748	$1,582	$3,347	$3,190
Adjusted total revenue (non-GAAP)	C+F=H	$1,748	$1,563	$3,346	$3,167
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,759	$1,594	$3,369	$3,213
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,759	$1,575	$3,368	$3,190
Operating leverage ratio (GAAP) (2)				1.9%	3.9%
Adjusted operating leverage ratio (non-GAAP) (2)				1.6%	1.8%
_____
(1)The second quarter 2021 amount relates to an individual BOLI claim benefit, which is a tax-fee gain.
(2)Amounts have been calculated using whole dollar values.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$9	$—	0.13%
Debt securities (2)	31,429	157	2.00	28,633	131	1.83
Loans held for sale	704	10	5.39	1,382	12	3.36
Loans, net of unearned income (3)(4)	90,764	943	4.15	84,551	861	4.07
Interest-bearing deposits in other banks	22,246	45	0.81	23,337	7	0.11
Other earning assets	1,445	11	2.79	1,297	7	2.20
Total earning assets	146,588	1,166	3.18	139,209	1,018	2.92
Unrealized gains/(losses) on securities available for sale, net (2)	(2,107)			627
Allowance for loan losses	(1,419)			(1,896)
Cash and due from banks	2,386			2,094
Other non-earning assets	16,378			14,644
	$161,826			$154,678
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$16,200	5	0.12	$13,914	5	0.14
Interest-bearing checking	27,533	6	0.09	25,044	2	0.03
Money market	31,348	4	0.05	30,762	2	0.03
Time deposits	5,600	5	0.34	4,813	8	0.64
Other deposits	—	—	—	4	—	0.55
Total interest-bearing deposits (5)	80,681	20	0.10	74,537	17	0.09
Other short-term borrowings	7	—	1.01	—	—	—
Long-term borrowings	2,328	27	4.53	2,901	26	3.59
Total interest-bearing liabilities	83,016	47	0.22	77,438	43	0.22
Non-interest-bearing deposits (5)	58,911	—	—	56,595	—	—
Total funding sources	141,927	47	0.13	134,033	43	0.13
Net interest spread (2)			2.95			2.70
Other liabilities	3,495			2,645
Shareholders’ equity	16,404			18,000
	$161,826			$154,678
Net interest income /margin on a taxable-equivalent basis (6)		$1,119	3.06%		$975	2.81%
________
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income includes net loan fees of $16 million and $40 million for the three months ended June 30, 2022 and 2021, respectively.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.06% and 0.05% for the three months ended June 30, 2022 and 2021, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	0.18%	$4	$—	0.13%
Debt securities (2)	30,391	295	1.94	27,910	264	1.89
Loans held for sale	743	19	5.13	1,492	24	3.22
Loans, net of unearned income (3)(4)	89,297	1,830	4.11	84,653	1,726	4.09
Interest-bearing deposits in other banks	24,414	58	0.48	19,942	11	0.11
Other earning assets (5)	1,376	27	3.84	1,288	17	2.73
Total earning assets	146,222	2,229	3.06	135,289	2,042	3.03
Unrealized gains (losses) on securities available for sale, net (2)	(1,333)			746
Allowance for loan losses	(1,445)			(2,017)
Cash and due from banks	2,294			2,013
Other non-earning assets	16,040			14,607
	$161,778			$150,638
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$15,871	10	0.13	$13,132	10	0.15
Interest-bearing checking	27,651	8	0.06	24,610	4	0.03
Money market	31,375	6	0.04	30,097	5	0.03
Time deposits	5,752	9	0.32	4,984	17	0.69
Other deposits	—	—	—	4	—	1.19
Total interest-bearing deposits (5)	80,649	33	0.08	72,827	36	0.10
Other short-term borrowings	8	—	0.54	—	—	—
Long-term borrowings	2,359	51	4.29	3,046	53	3.50
Total interest-bearing liabilities	83,016	84	0.20	75,873	89	0.24
Non-interest-bearing deposits (5)	58,516	—	—	54,230	—	—
Total funding sources	141,532	84	0.12	130,103	89	0.14
Net interest spread (2)			2.85			2.79
Other liabilities	3,188			2,516
Shareholders’ equity	17,058			18,019
	$161,778			$150,638
Net interest income /margin on a taxable-equivalent basis (6)		$2,145	2.96%		$1,953	2.91%
________
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income includes net loan fees of $34 million and $74 million for the six months ended June 30, 2022 and 2021, respectively.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non- interest-bearing deposits. The rates for total deposit costs equal 0.05% and 0.06% for the six months ended June 30, 2022 and 2021, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income is Regions' principal source of income and is one of the most important elements of Regions' ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates, and in the first six months of 2022, the FOMC increased the Fed funds rate by 150 basis points, with additional rate increases expected in the remaining half of 2022.
Net interest income (taxable-equivalent basis) increased in the second quarter and first six months of 2022 compared to the same periods in 2021. The increases in net interest income were driven primarily by rising interest rates, strong average loan growth and a larger securities portfolio. While interest rates increased in the first half of 2022, funding costs remained relatively stable. These increases were partially offset by a decline in PPP forgiveness income as compared to the same periods in 2021.
Net interest margin also increased in the second quarter and first six months of 2022 compared to the same periods in 2021, benefiting from the rising interest rate environment and controlled deposit costs. Elevated liquidity continues to impact net interest margin, as average cash balances remained higher in the second quarter and first six months of 2022 compared to the same periods in 2021.
See the "Second Quarter Overview" section for the Company's expectations for interest income as a component of total revenue. See also the "Market Risk-Interest Rate Risk" section below for additional information.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. Importantly, the falling rate shock scenarios incorporate historical observations. Rates along the yield curve are not allowed to fall below levels consistent with historical 12-month average rate minimums. In addition to parallel curve shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of June 30, 2022, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending June 2023.
In the second quarter of 2022, Regions experienced stability in low-cost deposits acquired through the pandemic. Retention of these deposits remains uncertain and some amount may be more rate sensitive in a rising rate environment. Therefore, additional sensitivity analysis focused on pandemic-related "surge" deposit pricing behavior and retention is outlined in Table 19.
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
The interest rate sensitivity analysis presented below in Table 19 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with monetary policy tightening on the pace of interest rate movement and industry liquidity levels, management evaluates the impact to its sensitivity analysis from these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.

The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. However, the behavior of pandemic-related "surge" deposits under a rising rate scenario is uncertain. Since year-end 2019, the last period-end free from the effects of the pandemic, deposit balances have increased by approximately $40 billion, exclusive of deposits acquired in the EnerBank acquisition, and approximately $25 billion of the increase was determined to be attributable to pandemic-related surge deposits. Therefore, Table 19 includes two balance sheet scenarios to help inform a potential range of outcomes. The first is an opportunity scenario, and assumes that these deposits behave more like stable, legacy balances, which is consistent with historical disclosures. The second scenario assumes that these depositors will be more sensitive to rate, requiring a higher interest rate in order to hold their balances with the bank. These deposits, including non-interest bearing products, are attributed with an approximate 70 percent repricing beta in rising rate scenarios. Importantly, the impact to net interest income under a changing rate environment is the same whether the "surge" deposit balances are held at a higher beta or the balances attrite and the funding is replaced with wholesale sources. Given the evolving nature of the environment, estimates have been conservatively derived. Should the balances remain with the Company longer or demonstrate less sensitivity to interest rates, there is potential for upside (e.g. the opportunity scenario). The disclosure in Table 19 does not prescribe a view as to the longevity of surge deposits on the balance sheet.
The behavior of deposit pricing in response to changes in interest rate levels is largely informed by analyses of prior rate cycles. In the base case scenario in Table 19, interest-bearing deposits reprice using an approximately 30 percent cumulative beta. The deposit beta model is dynamic across both interest rate level and time. Currently, the Scenario One gradual +100 basis point shock outlined in the table below includes an approximate 25 percent to 30 percent interest-bearing deposit beta for legacy deposits. Again, the "surge" deposit interest-bearing deposit beta is bookended in each scenario, assuming legacy betas and a 70 percent beta, respectively. Deposit pricing outperformance or underperformance of 5 percent in that scenario would increase or decrease net interest income by approximately $39 million, respectively.
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

The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. All forward-starting swaps have starting dates beyond the next 12 months. Therefore, while not impactful to the reported exposure, hedges will meaningfully reduce the net interest income sensitivity to changes in market interest rates over the coming year as they enter the measurement window. More information regarding hedges is disclosed in Table 20 and its accompanying description.
Table 19—Interest Rate Sensitivity

	Scenario One: Estimated Annual Change in Net Interest Income June 30, 2022(1)(2)(3)	Scenario Two: Estimated Annual Change in Net Interest Income June 30, 2022 (1)(2)(4)
	(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$412	$219
+ 100 basis points	215	119
- 100 basis points	(244)	(244)
- 200 basis points (floored)(5)	(513)	(513)
Instantaneous Change in Interest Rates
+ 200 basis points	$508	$242
+ 100 basis points	277	144
- 100 basis points	(344)	(344)
- 200 basis points (floored)(5)	(771)	(771)
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
(4)Scenario Two accounts for uncertainty in "surge" deposit balances (approximately $25 billion) and assumes an approximate 70% beta.
(5)The -200 basis points (floored) scenario represents a rate shock where all rates decline by 200 basis points, or are floored at their 12-month average historical low.
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
Regions' comprehensive interest rate risk management approach uses derivatives, as discussed further below, and debt securities to manage its interest rate risk position. During the second quarter of 2022, as part of its current hedging strategy, the Company executed $8.3 billion of notional value cash flow hedging derivative trades (included in Table 20 below) and purchased $1.2 billion in debt securities available for sale in addition to the trades and purchases that were executed in the first quarter of 2022. The cash flow hedging relationships are forward starting receive fixed/pay variable interest rate swaps, that have start dates in the third quarter of 2023 and mature within three to four years of their start dates. The receive fixed rates on these cash flow hedges averaged 2.99 percent, paying overnight SOFR. The purchased debt securities available for sale consisted primarily of federal agency and residential agency securities, and yield approximately 3.30 percent.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 20—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2022
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(2)(3)	Pay Rate(2)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed - debt securities available for sale(1)	$6,523	0.5	3.0%	0.8%
Receive fixed/pay variable - borrowed funds	1,400	4.3	0.6	1.5
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable - floating-rate loans(1)(2)(3)	33,100	2.6	1.5	2.1
Total derivatives designated as hedging instruments	$41,023
_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Variable rate indexes on hedge contracts reference a combination of short-term benchmarks, primarily 1-month LIBOR with approximately $11.0 billion of hedges pay SOFR.
(3)$12.5 billion of the cash flow swaps were added in 2022 with a receive rate of 2.74%, mostly paying overnight SOFR; 2.84% LIBOR equivalent.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly periods in 2022 and later annual periods. Asset hedge notional amounts mature prior to the end of 2031, with an immaterial amount of notional maturing in early 2032.
Table 21—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended (1)		Years Ended
	9/30/2022(2)	12/31/2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
	(in millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$20,650	$16,988	$13,322	$18,926	$13,895	$8,776	$3,958	$1,654	$4	$—	$—
Receive variable/pay fixed swaps	1,130	5,299	—	—	—	—	15	23	23	23	23
Net receive fixed/pay variable swaps	$19,520	$11,689	$13,322	$18,926	$13,895	$8,776	$3,943	$1,631	$(19)	$(23)	$(23)
_________
(1)All cash flow hedges are reflected within the 12-month measurement horizon and included in income sensitivity levels as disclosed in Table 19.
(2)Subsequent to June 30, 2022, the Company terminated $2.5 billion in receive fixed/ pay variable notional maturing on October 1, 2022.
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
Regions has exposure to LIBOR-based products throughout several lines of business. As of June 30, 2022, Regions had the following exposures that reference LIBOR:
•Approximately $24.8 billion of total outstanding commercial and investor real estate loans and approximately $784 million of total consumer loans;
•Securities within the investment portfolio of approximately $261 million;
•Notional amount of interest rate derivatives totaling approximately $130 billion;

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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2022, Regions had approximately $18.2 billion in cash on deposit with the FRB and other depository institutions, a decrease from approximately $28.1 billion at December 31, 2021, as cash balances have been used fund loan growth and for securities purchases in the first six months of 2022. The average balance held with the FRB was approximately $22.2 billion and $23.3 billion for the three months ended June 30, 2022 and 2021, respectively. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of June 30, 2022, based on assets pledged as collateral on that date, was $15.1 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2022, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $15.4 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain eligible securities and loans as collateral for the outstanding FHLB advances. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.2 billion at June 30, 2022. Overall liquidity risk limits are established by the Board through its Risk

Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $60 million in the second quarter of 2022 compared to a benefit from credit losses of $337 million during the second quarter of 2021. The provision for credit losses totaled $24 million for the first six months of 2022 compared to a benefit from credit losses of $479 million for the first six months of 2021. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 22—Non-Interest Income

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2022 vs. 6/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$165	$163	$2	1.2%
Card and ATM fees	133	128	5	3.9%
Capital markets income	112	61	51	83.6%
Investment management and trust fee income	72	69	3	4.3%
Mortgage income	47	53	(6)	(11.3)%
Investment services fee income	30	27	3	11.1%
Commercial credit fee income	23	23	—	—%
Bank-owned life insurance	16	33	(17)	(51.5)%
Market value adjustments on employee benefit assets - other	(17)	8	(25)	(312.5)%
Securities gains (losses), net	—	1	(1)	(100.0)%
Other miscellaneous income	59	53	6	11.3%
	$640	$619	$21	3.4%

	Six Months Ended June 30		Year-to-Date 6/30/2022 vs. 6/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$333	$320	$13	4.1%
Card and ATM fees	257	243	14	5.8%
Capital markets income	185	161	24	14.9%
Investment management and trust fee income	147	135	12	8.9%
Mortgage income	95	143	(48)	(33.6)%
Investment services fee income	56	52	4	7.7%
Commercial credit fee income	45	45	—	—%
Bank-owned life insurance	30	50	(20)	(40.0)%
Market value adjustments on employee benefit assets - other	(31)	15	(46)	(306.7)%
Gain on equity investment	—	3	(3)	(100.0)%
Securities gains (losses), net	—	2	(2)	(100.0)%
Other miscellaneous income	107	91	16	17.6%
	$1,224	$1,260	$(36)	(2.9)%
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in both the second quarter of 2022 and first six months of 2022 compared to the same periods in 2021. The increase in the second quarter of 2022 was driven primarily by real estate capital markets, commercial swap income, and M&A advisory fees. The increase in commercial swap income benefited from positive credit/debit valuation adjustments due to rate and spread movement. M&A advisory fees were positively impacted by the acquisition of Clearsight Advisors in the fourth quarter of 2021. The increase for the first six months of 2022 was driven by increases in real estate capital markets, loan syndication revenue, and commercial swap income. In both periods, the increases in capital markets income were partially offset by declines in securities underwriting and placement fees.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the second quarter of 2022 and first six months of 2022 compared to the same periods in 2021 was due primarily to lower mortgage production as a result of higher interest rates. The decline in production and sales was partially offset by an improvement in the valuation of mortgage servicing rights and related hedges. Mortgage income for the six months ended June 30, 2022 also includes approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools in the first quarter of 2022.
Bank-owned life insurance—Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance decreased in the second quarter of 2022 and first six months of 2022 compared to the same periods in 2021 primarily due to an $18 million individual BOLI claim benefit recognized in the second quarter of 2021.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. Market value adjustments on employee benefit assets decreased in the three and six months ended June 30, 2022 compared to the same periods in 2021 due to market volatility. The adjustments are offset in salaries and benefits.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item shown separately above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income increased in the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to an increase in commercial loan and leasing related fee income generated from Ascentium, low income housing tax credit disposition gains, and, to a lesser degree, an increase in other consumer income. The increase in income for the first six months of 2022 compared to the same period in 2021 was partially offset by a decline in SBIC income.

NON-INTEREST EXPENSE
Table 23—Non-Interest Expense

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2022 vs. 6/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$575	$532	$43	8.1%
Equipment and software expense	97	89	8	9.0%
Net occupancy expense	75	75	—	—%
Outside services	38	39	(1)	(2.6)%
Marketing	22	29	(7)	(24.1)%
Professional, legal and regulatory expenses	24	15	9	60.0%
Credit/checkcard expenses	13	17	(4)	(23.5)%
FDIC insurance assessments	13	11	2	18.2%
Visa class B shares expense	9	6	3	50.0%
Branch consolidation, property and equipment charges	(6)	—	(6)	NM
Other miscellaneous expenses	88	85	3	3.5%
	$948	$898	$50	5.6%

	Six Months Ended June 30		Year-to-Date 6/30/2022 vs. 6/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,121	$1,078	$43	4.0%
Equipment and software expense	192	179	13	7.3%
Net occupancy expense	150	152	(2)	(1.3)%
Outside services	76	77	(1)	(1.3)%
Marketing	46	51	(5)	(9.8)%
Professional, legal and regulatory expenses	41	44	(3)	(6.8)%
Credit/checkcard expenses	39	31	8	25.8%
FDIC insurance assessments	27	21	6	28.6%
Visa class B shares expense	14	10	4	40.0%
Branch consolidation, property and equipment charges	(5)	5	(10)	(200.0)%
Other miscellaneous expenses	180	178	2	1.1%
	$1,881	$1,826	$55	3.0%
______
NM - Not Meaningful
Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Full-time equivalent headcount increased to 19,673 at June 30, 2022 from 18,814 at June 30, 2021, reflecting the additional associates from acquisitions in the fourth quarter of 2021. Salaries and employee benefits expense also increased in the second quarter of 2022 and the first six months of 2022 compared to the same periods in 2021 primarily due to annual merit increases that occurred early in the second quarter of 2022 and, to a lesser degree, higher production-based incentive compensation. These increases were partially offset by a decline in 401(k) related expenses.
Professional, legal and regulatory expenses—Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased in the second quarter of 2022 compared to the same period in 2021 primarily due to [an increase in legal expenses].
Credit/checkcard expenses—Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses increased the first six months of 2022 compared to the same period in 2021 primarily due to an accrual increase associated with a previous debit card matter that occurred during the first quarter of 2022, which was partially offset by a slight decline in debit card servicing expenses.

Branch consolidation, property and equipment charges—Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. Branch consolidation, property and equipment charges also include costs related to occupancy optimization initiatives. During the second quarter of 2022, the Company recognized gains on the disposition of branch properties.
INCOME TAXES
The Company’s income tax expense for the three months ended June 30, 2022 was $157 million compared to $231 million for the three months ended June 30, 2021, resulting in effective tax rates of 21.2 percent and 22.6 percent, respectively. The income tax expense for six months ended June 30, 2022 was $311 million compared to $411 million for the six months ended June 30, 2021, resulting in effective tax rates of 21.6 percent and 22.3 percent, respectively. See the "Second Quarter Overview" for the Company's near-term expectations for future tax rates.
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
At June 30, 2022, the Company reported a net deferred tax asset of $429 million compared to a net deferred tax liability of $306 million at December 31, 2021. The change in the net deferred tax position was due primarily to the deferred tax impact of unrealized losses on securities available for sale and derivative instruments arising during the period.
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
Fair value estimates are considered preliminary as of June 30, 2022. Fair value estimates, including loans, intangible assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
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
Fair value estimates are considered preliminary as of June 30, 2022. Fair value estimates, including acquired assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive

Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. Regions continues to integrate EnerBank and Sabal into its internal control environment. During the quarter ended June 30, 2022, there were no other changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the our products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for our investment securities and other interest-earning assets. In response to sustained inflationary pressures, the Federal Reserve increased interest rates by 25 basis points on March 16, 2022, by 50 basis points on May 4, 2022, by 75 basis points on June 15, 2022, and by an additional 75 basis points on July 27, 2022. The Federal Reserve has also signaled its intention to continue to raise interest rates over the course of 2022 and has announced that it will begin to taper its purchases of agency mortgage-backed securities and treasury securities. To the extent these policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.
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
The low benchmark federal funds interest rate of the last several years implemented in response to the COVID-19 pandemic is ending. The Federal Reserve increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022, by 50 basis points on May 4, 2022, by 75 basis points on June 15, 2022, and by an additional 75 basis points on July 27, 2022. The Federal Reserve has signaled that there will be additional federal funds interest rate increases during the remainder of 2022. While an increasing rate environment would have a positive impact on net interest income, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may also be adversely affected as a result. Conversely, should interest rates move lower, we would expect modest declines in net interest income over the next twelve months given the protection that remains in place from the Company’s interest rate hedging program.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2022, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2022	—	$—	—	$2,500,000,000
May 1-31, 2022	725,000	$21.13	725,000	$2,484,668,083
June 1-30, 2022	—	$—	—	$2,484,668,083
Total Second Quarter	725,000	$21.13	725,000	$2,484,668,083
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024.
As of June 30, 2022, Regions repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and, therefore, were not included in treasury stock.

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

101
The following materials from Regions' Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2022	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)