Form 10-Q
period 2022-09-30
REGIONS FINANCIAL CORP
filed 2022-11-03
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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
As of November 1, 2022 there were 934,445,606 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2021 and Regions' Quarterly Reports on Form 10-Q for the subsequent quarters of 2022, as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(In millions, except share data)
Assets
Cash and due from banks	$2,117	$1,350
Interest-bearing deposits in other banks	13,549	28,061
Debt securities held to maturity (estimated fair value of $762 and $950, respectively)	817	899
Debt securities available for sale (amortized cost of $31,814 and $28,263, respectively)	28,126	28,481
Loans held for sale (includes $315 and $783 measured at fair value, respectively)	720	1,003
Loans, net of unearned income	94,711	87,784
Allowance for loan losses	(1,418)	(1,479)
Net loans	93,293	86,305
Other earning assets	1,341	1,187
Premises and equipment, net	1,744	1,814
Interest receivable	424	319
Goodwill	5,739	5,744
Residential mortgage servicing rights at fair value	809	418
Other identifiable intangible assets, net	266	305
Other assets	8,853	7,052
Total assets	$157,798	$162,938
Liabilities and Equity
Deposits:
Non-interest-bearing	$54,996	$58,369
Interest-bearing	80,382	80,703
Total deposits	135,378	139,072
Borrowed funds:
Long-term borrowings	2,274	2,407
Total borrowed funds	2,274	2,407
Other liabilities	4,973	3,133
Total liabilities	142,625	144,612
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued— 1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock— 975,464,999 and 982,940,601 shares, respectively	10	10
Additional paid-in capital	11,976	12,189
Retained earnings	6,531	5,550
Treasury stock, at cost—41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(3,632)	289
Total shareholders’ equity	15,173	18,326
Total liabilities and equity	$157,798	$162,938
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,072	$847	$2,880	$2,550
Debt securities	171	135	466	399
Loans held for sale	8	7	27	31
Other earning assets	92	17	177	45
Total interest income	1,343	1,006	3,550	3,025
Interest expense on:
Deposits	50	15	83	51
Long-term borrowings	31	26	82	79
Total interest expense	81	41	165	130
Net interest income	1,262	965	3,385	2,895
Provision for (benefit from) credit losses	135	(155)	159	(634)
Net interest income after provision for (benefit from) credit losses	1,127	1,120	3,226	3,529
Non-interest income:
Service charges on deposit accounts	156	162	489	482
Card and ATM fees	126	129	383	372
Capital markets income	93	87	278	248
Mortgage income	37	50	132	193
Investment management and trust fee income	74	69	221	204
Securities gains (losses), net	(1)	1	(1)	3
Other	120	151	327	407
Total non-interest income	605	649	1,829	1,909
Non-interest expense:
Salaries and employee benefits	593	552	1,714	1,630
Equipment and software expense	98	90	290	269
Net occupancy expense	76	75	226	227
Other	403	221	821	638
Total non-interest expense	1,170	938	3,051	2,764
Income before income taxes	562	831	2,004	2,674
Income tax expense	133	180	444	591
Net income	$429	$651	$1,560	$2,083
Net income available to common shareholders	$404	$624	$1,486	$1,986
Weighted-average number of shares outstanding:
Basic	934	955	936	958
Diluted	940	962	942	965
Earnings per common share:
Basic	$0.43	$0.65	$1.59	$2.07
Diluted	$0.43	$0.65	$1.58	$2.06

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30
	2022	2021
	(In millions)
Net income	$429	$651
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and zero tax effect, respectively)	—	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	—	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($376) and ($24) tax effect, respectively)	(1,102)	(75)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $1 tax effect, respectively)	(1)	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	(1,101)	(75)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($161) and $6 tax effect, respectively)	(471)	18
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of zero and $27 tax effect, respectively)	—	81
Net change in unrealized gains (losses) on derivative instruments, net of tax	(471)	(63)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($4) tax effect, respectively)	(7)	(17)
Net change from defined benefit pension plans and other post employment benefits, net of tax	7	17
Other comprehensive income (loss), net of tax	(1,565)	(119)
Comprehensive income (loss)	$(1,136)	$532

	Nine Months Ended September 30
	2022	2021
	(In millions)
Net income	$1,560	$2,083
Other comprehensive income, net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and ($1) tax effect, respectively)	(2)	(5)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	5
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($994) and ($139) tax effect, respectively)	(2,913)	(414)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and $1 tax effect, respectively)	(1)	2
Net change in unrealized gains (losses) on securities available for sale, net of tax	(2,912)	(416)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($301) and ($59) tax effect, respectively)	(891)	(174)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $48 and $79 tax effect, respectively)	140	235
Net change in unrealized gains (losses) on derivative instruments, net of tax	(1,031)	(409)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($5) and ($11) tax effect, respectively)	(20)	(37)
Net change from defined benefit pension plans and other post employment benefits, net of tax	20	37
Other comprehensive income (loss), net of tax	(3,921)	(783)
Comprehensive income (loss)	$(2,361)	$1,300
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions)
BALANCE AT JANUARY 1, 2021	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111	$—
Net income	—	—	—	—	—	642	—	—	642	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(723)	(723)	—
Cash dividends declared	—	—	—	—	—	(149)	—	—	(149)	—
Preferred stock dividends	—	—	—	—	—	(28)	—	—	(28)	—
Impact of common stock transactions under compensation plans, net	—	—	1	—	9	—	—	—	9	—
BALANCE AT MARCH 31, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862	$—

BALANCE AT APRIL 1, 2021	2	$1,656	961	$10	$12,740	$4,235	$(1,371)	$592	$17,862	$—
Net income	—	—	—	—	—	790	—	—	790	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	59	59	—
Cash dividends declared	—	—	—	—	—	(147)	—	—	(147)	—
Preferred stock dividends	—	—	—	—	—	(29)	—	—	(29)	—
Net proceeds from issuance of Series E preferred stock	—	390	—	—	—	—	—	—	390
Redemption of Series A preferred stock	—	(387)	—	—	(100)	(13)	—	—	(500)
Impact of common share repurchases	—	—	(8)		(167)	—	—	—	(167)	—
Impact of common stock transactions under compensation plans, net	—	—	2	—	(6)	—	—	—	(6)	—
BALANCE AT JUNE 30, 2021	2	$1,659	955	$10	$12,467	$4,836	$(1,371)	$651	$18,252	$—

BALANCE AT JULY 1, 2021	2	$1,659	955	$10	$12,467	$4,836	$(1,371)	$651	$18,252	$—
Net income	—	—	—	—	—	651	—	—	651	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(119)	(119)	—
Cash dividends declared	—	—	—	—	—	(164)	—	—	(164)	—
Preferred stock dividends	—	—	—	—	—	(27)	—	—	(27)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	12	—	—	—	12	—
Other	—	—	—	—	—	—	—	—	—	18
BALANCE AT SEPTEMBER 30, 2021	2	$1,659	955	$10	$12,479	$5,296	$(1,371)	$532	$18,605	$18

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions)
BALANCE AT JANUARY 1, 2022	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326	$—
Net income	—	—	—	—	—	548	—	—	548	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,503)	(1,503)	—
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(9)	—	(215)	—	—	—	(215)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
BALANCE AT MARCH 31, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982	$—

BALANCE AT APRIL 1, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982	$—
Net income	—	—	—	—	—	583	—	—	583	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(853)	(853)	—
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	1	—	(15)	—	—	—	(15)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	(6)	—	—	—	(6)	—
BALANCE AT JUNE 30, 2022	2	$1,659	934	$10	$11,962	$6,314	$(1,371)	$(2,067)	$16,507	$—

BALANCE AT JULY 1, 2022	2	$1,659	934	$10	$11,962	$6,314	$(1,371)	$(2,067)	$16,507	$—
Net income	—	—	—	—	—	429	—	—	429	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,565)	(1,565)	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	14	—	—	—	14	—
BALANCE AT SEPTEMBER 30, 2022	2	$1,659	934	$10	$11,976	$6,531	$(1,371)	$(3,632)	$15,173	$—

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2022	2021
	(In millions)
Operating activities:
Net income	$1,560	$2,083
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	159	(634)
Depreciation, amortization and accretion, net	284	293
Securities (gains) losses, net	1	(3)
Deferred income tax expense	42	200
Originations and purchases of loans held for sale	(3,852)	(5,236)
Proceeds from sales of loans held for sale	4,078	6,024
(Gain) loss on sale of loans, net	(25)	(194)
Loss on early extinguishment of debt	—	20
Net change in operating assets and liabilities:
Other earning assets	(157)	(67)
Interest receivable and other assets	(2,024)	(192)
Other liabilities	1,810	(84)
Other	(50)	59
Net cash from operating activities	1,826	2,269
Investing activities:
Proceeds from maturities of debt securities held to maturity	81	177
Proceeds from sales of debt securities available for sale	1,135	77
Proceeds from maturities of debt securities available for sale	3,588	4,400
Purchases of debt securities available for sale	(8,470)	(7,128)
Net (payments for) proceeds from bank-owned life insurance	(1)	(2)
Proceeds from sales of loans	1,718	436
Purchases of loans	(816)	(1,004)
Purchases of residential mortgage servicing rights	(262)	(58)
Net change in loans	(7,983)	2,804
Net purchases of other assets	(62)	(54)
Net cash from investing activities	(11,072)	(352)
Financing activities:
Net change in deposits	(3,694)	9,560
Proceeds from long-term borrowings	—	647
Payments on long-term borrowings	—	(1,749)
Net proceeds from issuance of preferred stock	—	390
Payment for redemption of preferred stock	—	(500)
Cash dividends on common stock	(478)	(446)
Cash dividends on preferred stock	(74)	(84)
Repurchases of common stock	(230)	(167)
Taxes paid related to net share settlement of equity awards	(23)	(20)
Other	—	3
Net cash from financing activities	(4,499)	7,634
Net change in cash and cash equivalents	(13,745)	9,551
Cash and cash equivalents at beginning of year	29,411	17,956
Cash and cash equivalents at end of period	$15,666	$27,507
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

NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	September 30, 2022
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$301	$—	$(10)	$291	$—	$(25)	$266
Commercial agency	527	—	(1)	526	—	(30)	496
	$828	$—	$(11)	$817	$—	$(55)	$762

Debt securities available for sale:
U.S. Treasury securities	$1,329	$—	$(128)	$1,201			$1,201
Federal agency securities	801	—	(63)	738			738
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	20,013	36	(2,754)	17,295			17,295
Residential non-agency	1	—	—	1			1
Commercial agency	8,168	—	(687)	7,481			7,481
Commercial non-agency	271	—	(14)	257			257
Corporate and other debt securities	1,229	—	(78)	1,151			1,151
	$31,814	$36	$(3,724)	$28,126			$28,126

	December 31, 2021
		Recognized in OCI (1)			Not Recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$370	$—	$(13)	$357	$20	$—	$377
Commercial agency	543	—	(1)	542	31	—	573
	$913	$—	$(14)	$899	$51	$—	$950

Debt securities available for sale:
U.S. Treasury securities	$1,137	$2	$(7)	$1,132			$1,132
Federal agency securities	94	1	(3)	92			92
Obligations of states and political subdivisions	4	—	—	4			4
Mortgage-backed securities:
Residential agency	18,873	287	(198)	18,962			18,962
Residential non-agency	1	—	—	1			1
Commercial agency	6,271	163	(61)	6,373			6,373
Commercial non-agency	532	4	—	536			536
Corporate and other debt securities	1,351	36	(6)	1,381			1,381
	$28,263	$493	$(275)	$28,481			$28,481
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $9.0 billion and $9.2 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$301	$266
Commercial agency	527	496
	$828	$762
Debt securities available for sale:
Due in one year or less	$214	$211
Due after one year through five years	2,251	2,094
Due after five years through ten years	788	698
Due after ten years	108	89
Mortgage-backed securities:
Residential agency	20,013	17,295
Residential non-agency	1	1
Commercial agency	8,168	7,481
Commercial non-agency	271	257
	$31,814	$28,126
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity at September 30, 2022 and debt securities available for sale are presented at September 30, 2022 and December 31, 2021. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value; there were no unrealized losses on debt securities held to maturity using this analysis at December 31, 2021. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	September 30, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$266	$(35)	$—	$—	$266	$(35)
Commercial agency	496	(31)	—	—	496	(31)
	$762	$(66)	$—	$—	$762	$(66)

Debt securities available for sale:
U.S. Treasury securities	$889	$(81)	$307	$(47)	$1,196	$(128)
Federal agency securities	684	(51)	53	(12)	737	(63)
Mortgage-backed securities:
Residential agency	11,549	(1,495)	5,711	(1,259)	17,260	(2,754)
Commercial agency	6,090	(440)	1,389	(247)	7,479	(687)
Commercial non-agency	227	(13)	30	(1)	257	(14)
Corporate and other debt securities	885	(55)	254	(23)	1,139	(78)
	$20,324	$(2,135)	$7,744	$(1,589)	$28,068	$(3,724)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$1,010	$(7)	$—	$—	$1,010	$(7)
Federal agency securities	63	(3)	—	—	63	(3)
Mortgage-backed securities:
Residential agency	9,528	(171)	686	(27)	10,214	(198)
Commercial agency	1,333	(29)	760	(32)	2,093	(61)
Corporate and other debt securities	444	(6)	—	—	444	(6)
	$12,378	$(216)	$1,446	$(59)	$13,824	$(275)
The number of individual debt positions in an unrealized loss position in the tables above increased from 479 at December 31, 2021, to 1,818 at September 30, 2022. The increase in the number of securities and the total amount of unrealized losses from year-end 2021 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale for the nine months ended September 30, 2022 is presented below. Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three and nine months ended September 30, 2022 or 2021.

Nine Months Ended
September 30, 2022
(in millions)
Gross realized gains	$17
Gross realized losses	(18)
Securities gains (losses), net	$(1)
.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2022	December 31, 2021
	(In millions)
Commercial and industrial	$49,591	$43,758
Commercial real estate mortgage—owner-occupied	5,167	5,287
Commercial real estate construction—owner-occupied	282	264
Total commercial	55,040	49,309
Commercial investor real estate mortgage	6,295	5,441
Commercial investor real estate construction	1,824	1,586
Total investor real estate	8,119	7,027
Residential first mortgage	18,399	17,512
Home equity lines	3,521	3,744
Home equity loans	2,515	2,510
Consumer credit card	1,186	1,184
Other consumer-exit portfolio	662	1,071
Other consumer	5,269	5,427
Total consumer	31,552	31,448
Total loans, net of unearned income	$94,711	$87,784

At September 30, 2022, $15.4 billion in net eligible loans held by Regions were pledged for potential borrowings from the FHLB. At September 30, 2022, an additional $14.1 billion in net eligible loans held by Regions were pledged to the FRB for potential borrowings.
Included in the commercial and industrial loan balance are sales-type and direct financing leases totaling $1.3 billion as of September 30, 2022, with related income of $38 million for the nine months ended September 30, 2022.
ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2021, for a description of the methodology.
Reflected in the allowance is the impact of the sale of $1.2 billion of unsecured consumer loans at the end of the third quarter of 2022 with an associated allowance of $94 million. In conjunction with the sale, the Company recognized a $63 million fair value mark recorded through charge-offs resulting in a net provision benefit of $31 million.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance by portfolio segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2022	$597	$91	$737	$1,425
Provision for (benefit from) loan losses	78	8	17	103
Loan losses:
Charge-offs	(20)	—	(115)	(135)
Recoveries	13	—	12	25
Net loan (losses) recoveries	(7)	—	(103)	(110)
Allowance for loan losses, September 30, 2022	668	99	651	1,418
Reserve for unfunded credit commitments, July 1, 2022	57	10	22	89
Provision for (benefit from) unfunded credit commitments	10	7	15	32
Reserve for unfunded credit commitments, September 30, 2022	67	17	37	121
Allowance for credit losses, September 30, 2022	$735	$116	$688	$1,539

	Three Months Ended September 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2021	$858	$91	$648	$1,597
Provision for (benefit from) loan losses	(122)	(3)	(14)	(139)
Loan losses:
Charge-offs	(22)	—	(37)	(59)
Recoveries	16	1	12	29
Net loan (losses) recoveries	(6)	1	(25)	(30)
Allowance for loan losses, September 30, 2021	730	89	609	1,428
Reserve for unfunded credit commitments, July 1, 2021	61	13	13	87
Provision for (benefit from) unfunded credit commitments	(7)	(5)	(4)	(16)
Reserve for unfunded credit commitments, September 30, 2021	54	8	9	71
Allowance for credit losses, September 30, 2021	$784	$97	$618	$1,499

	Nine Months Ended September 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for (benefit from) loan losses	15	19	99	133
Loan losses:
Charge-offs	(68)	—	(214)	(282)
Recoveries	39	1	48	88
Net loan (losses) recoveries	(29)	1	(166)	(194)
Allowance for loan losses, September 30, 2022	668	99	651	1,418
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit commitments	9	9	8	26
Reserve for unfunded credit commitments, September 30, 2022	67	17	37	121
Allowance for credit losses, September 30, 2022	$735	$116	$688	$1,539

	Nine Months Ended September 30, 2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(408)	(78)	(93)	(579)
Loan losses:
Charge-offs	(105)	(19)	(132)	(256)
Recoveries	47	3	46	96
Net loan (losses) recoveries	(58)	(16)	(86)	(160)
Allowance for loan losses, September 30, 2021	730	89	609	1,428
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded credit commitments	(43)	(6)	(6)	(55)
Reserve for unfunded credit commitments, September 30, 2021	54	8	9	71
Allowance for credit losses, September 30, 2021	$784	$97	$618	$1,499
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

The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of September 30, 2022 and December 31, 2021. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding Regions' credit quality indicators.

	September 30, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$9,606	$7,836	$3,601	$2,511	$1,240	$3,497	$19,250	$—	$97	$47,638
Special Mention	196	94	117	94	6	1	240	—	—	748
Substandard Accrual	85	80	93	64	41	16	493	—	—	872
Non-accrual	34	81	11	9	42	13	143	—	—	333
Total commercial and industrial	$9,921	$8,091	$3,822	$2,678	$1,329	$3,527	$20,126	$—	$97	$49,591

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$924	$1,200	$942	$534	$541	$697	$104	$—	$(5)	$4,937
Special Mention	7	35	43	10	14	12	2	—	—	123
Substandard Accrual	7	13	10	35	5	7	1	—	—	78
Non-accrual	1	—	8	1	4	14	1	—	—	29
Total commercial real estate mortgage—owner-occupied:	$939	$1,248	$1,003	$580	$564	$730	$108	$—	$(5)	$5,167

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$90	$78	$24	$16	$15	$41	$2	$—	$—	$266
Special Mention	—	—	—	—	5	—	—	—	—	5
Substandard Accrual	2	—	2	—	—	1	—	—	—	5
Non-accrual	—	—	1	1	—	4	—	—	—	6
Total commercial real estate construction—owner-occupied:	$92	$78	$27	$17	$20	$46	$2	$—	$—	$282
Total commercial	$10,952	$9,417	$4,852	$3,275	$1,913	$4,303	$20,236	$—	$92	$55,040

Commercial investor real estate mortgage:
Risk Rating:
Pass	$2,042	$1,411	$776	$677	$294	$110	$500	$—	$(7)	$5,803
Special Mention	49	—	18	18	—	5	—	—	—	90
Substandard Accrual	32	27	76	138	68	2	—	—	—	343
Non-accrual	—	1	—	58	—	—	—	—	—	59
Total commercial investor real estate mortgage	$2,123	$1,439	$870	$891	$362	$117	$500	$—	$(7)	$6,295

Commercial investor real estate construction:
Risk Rating:
Pass	$249	$445	$187	$105	$31	$1	$741	$—	$(15)	$1,744
Special Mention	39	—	23	—	—	—	—	—	—	62
Substandard Accrual	—	—	18	—	—	—	—	—	—	18
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$288	$445	$228	$105	$31	$1	$741	$—	$(15)	$1,824
Total investor real estate	$2,411	$1,884	$1,098	$996	$393	$118	$1,241	$—	$(22)	$8,119

	September 30, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Residential first mortgage:
FICO scores:
Above 720	$1,937	$4,418	$4,868	$924	$342	$2,553	$—	$—	$—	$15,042
681-720	282	404	319	92	45	306	—	—	—	1,448
620-680	134	192	136	49	32	299	—	—	—	842
Below 620	23	80	67	52	40	393	—	—	—	655
Data not available	26	44	46	19	5	97	9	—	166	412
Total residential first mortgage	$2,402	$5,138	$5,436	$1,136	$464	$3,648	$9	$—	$166	$18,399

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,634	$47	$—	$2,681
681-720	—	—	—	—	—	—	365	12	—	377
620-680	—	—	—	—	—	—	213	12	—	225
Below 620	—	—	—	—	—	—	101	8	—	109
Data not available	—	—	—	—	—	—	95	4	30	129
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,408	$83	$30	$3,521

Home equity loans:
FICO scores:
Above 720	$376	$483	$262	$123	$113	$623	$—	$—	$—	$1,980
681-720	65	65	28	17	15	75	—	—	—	265
620-680	26	30	12	12	9	59	—	—	—	148
Below 620	3	7	3	6	7	41	—	—	—	67
Data not available	1	3	3	3	3	24	—	—	18	55
Total home equity loans	$471	$588	$308	$161	$147	$822	$—	$—	$18	$2,515

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$678	$—	$—	$678
681-720	—	—	—	—	—	—	239	—	—	239
620-680	—	—	—	—	—	—	195	—	—	195
Below 620	—	—	—	—	—	—	83	—	—	83
Data not available	—	—	—	—	—	—	9	—	(18)	(9)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,204	$—	$(18)	$1,186

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$114	$202	$116	$—	$—	$—	$432
681-720	—	—	—	33	46	28	—	—	—	107
620-680	—	—	—	19	33	20	—	—	—	72
Below 620	—	—	—	7	20	13	—	—	—	40
Data not available	—	—	—	1	3	4	—	—	3	11
Total Other consumer—exit portfolios	$—	$—	$—	$174	$304	$181	$—	$—	$3	$662

Other consumer:
FICO scores:
Above 720	$1,624	$753	$418	$235	$110	$90	$118	$—	$—	$3,348
681-720	367	220	115	56	26	22	65	—	—	871
620-680	247	167	80	38	20	17	53	—	—	622
Below 620	60	69	38	21	13	10	20	—	—	231
Data not available	70	7	5	135	76	5	2	—	(103)	197
Total other consumer	$2,368	$1,216	$656	$485	$245	$144	$258	$—	$(103)	$5,269
Total consumer loans	$5,241	$6,942	$6,400	$1,956	$1,160	$4,795	$4,879	$83	$96	$31,552
Total Loans	$18,604	$18,243	$12,350	$6,227	$3,466	$9,216	$26,356	$83	$166	$94,711

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$11,098	$5,231	$3,711	$1,781	$1,625	$2,611	$15,794	$—	$(60)	$41,791
Special Mention	54	43	177	147	25	77	383	—	—	906
Substandard Accrual	83	76	57	90	17	12	421	—	—	756
Non-accrual	70	22	45	9	11	15	133	—	—	305
Total commercial and industrial	$11,305	$5,372	$3,990	$2,027	$1,678	$2,715	$16,731	$—	$(60)	$43,758

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,404	$1,095	$671	$663	$381	$724	$122	$—	$(7)	$5,053
Special Mention	7	48	12	11	12	16	1	—	—	107
Substandard Accrual	3	8	34	11	6	12	1	—	—	75
Non-accrual	3	6	7	10	12	14	—	—	—	52
Total commercial real estate mortgage—owner-occupied:	$1,417	$1,157	$724	$695	$411	$766	$124	$—	$(7)	$5,287

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$68	$61	$24	$30	$20	$42	$1	$—	$—	$246
Special Mention	—	—	—	2	1	2	—	—	—	5
Substandard Accrual	—	—	—	2	—	—	—	—	—	2
Non-accrual	1	1	—	—	1	8	—	—	—	11
Total commercial real estate construction—owner-occupied:	$69	$62	$24	$34	$22	$52	$1	$—	$—	$264
Total commercial	$12,791	$6,591	$4,738	$2,756	$2,111	$3,533	$16,856	$—	$(67)	$49,309

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,783	$808	$900	$580	$144	$95	$487	$—	$(4)	$4,793
Special Mention	23	84	223	21	1	9	—	—	—	361
Substandard Accrual	52	85	94	31	15	—	7	—	—	284
Non-accrual	—	—	—	1	—	2	—	—	—	3
Total commercial investor real estate mortgage	$1,858	$977	$1,217	$633	$160	$106	$494	$—	$(4)	$5,441

Commercial investor real estate construction:
Risk Rating:
Pass	$135	$343	$404	$82	$1	$1	$593	$—	$(11)	$1,548
Special Mention	—	12	26	—	—	—	—	—	—	38
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$135	$355	$430	$82	$1	$1	$593	$—	$(11)	$1,586
Total investor real estate	$1,993	$1,332	$1,647	$715	$161	$107	$1,087	$—	$(15)	$7,027

Residential first mortgage:
FICO scores:
Above 720	$4,020	$5,280	$1,106	$426	$612	$2,601	$—	$—	$—	$14,045
681-720	449	366	108	57	69	353	—	—	—	1,402
620-680	246	161	78	50	44	378	—	—	—	957
Below 620	39	58	49	47	47	451	—	—	—	691
Data not available	56	46	20	7	11	111	9	—	157	417
Total residential first mortgage	$4,810	$5,911	$1,361	$587	$783	$3,894	$9	$—	$157	$17,512

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,761	$49	$—	$2,810
681-720	—	—	—	—	—	—	380	12	—	392
620-680	—	—	—	—	—	—	254	11	—	265
Below 620	—	—	—	—	—	—	132	8	—	140
Data not available	—	—	—	—	—	—	105	5	27	137
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,632	$85	$27	$3,744

Home equity loans:
FICO scores:
Above 720	$544	$320	$155	$144	$217	$588	$—	$—	$—	$1,968
681-720	82	35	26	22	23	71	—	—	—	259
620-680	34	14	13	12	15	59	—	—	—	147
Below 620	6	3	6	7	11	46	—	—	—	79
Data not available	2	3	3	4	5	22	—	—	18	57
Total home equity loans	$668	$375	$203	$189	$271	$786	$—	$—	$18	$2,510

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$675	$—	$—	$675
681-720	—	—	—	—	—	—	240	—	—	240
620-680	—	—	—	—	—	—	194	—	—	194
Below 620	—	—	—	—	—	—	81	—	—	81
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,198	$—	$(14)	$1,184

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$157	$318	$135	$81	$—	$—	$—	$691
681-720	—	—	47	71	32	20	—	—	—	170
620-680	—	—	28	50	24	17	—	—	—	119
Below 620	—	—	10	31	16	13	—	—	—	70
Data not available	—	—	2	5	4	3	—	—	7	21
Total other consumer—exit portfolios	$—	$—	$244	$475	$211	$134	$—	$—	$7	$1,071

Other consumer:
FICO scores:
Above 720	$1,555	$844	$543	$222	$66	$76	$116	$—	$—	$3,422
681-720	381	203	131	58	19	18	56	—	—	866
620-680	232	125	72	37	15	13	40	—	—	534
Below 620	66	50	33	20	8	7	17	—	—	201
Data not available	62	7	156	91	4	4	2	—	78	404
Total other consumer	$2,296	$1,229	$935	$428	$112	$118	$231	$—	$78	$5,427
Total consumer loans	$7,774	$7,515	$2,743	$1,679	$1,377	$4,932	$5,070	$85	$273	$31,448
Total Loans	$22,558	$15,438	$9,128	$5,150	$3,649	$8,572	$23,013	$85	$191	$87,784
_________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and industrial lending includes PPP lending in the 2021 and 2020 vintage years.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of September 30, 2022 and December 31, 2021. Loans on non-accrual status with no related allowance are comprised of commercial and investor real estate loans and totaled $254 million and $127 million as of September 30, 2022 and December 31, 2021, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	September 30, 2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$52	$25	$4	$81	$49,258	$333	$49,591
Commercial real estate mortgage—owner-occupied	3	2	—	5	5,138	29	5,167
Commercial real estate construction—owner-occupied	—	—	—	—	276	6	282
Total commercial	55	27	4	86	54,672	368	55,040
Commercial investor real estate mortgage	1	—	—	1	6,236	59	6,295
Commercial investor real estate construction	—	—	—	—	1,824	—	1,824
Total investor real estate	1	—	—	1	8,060	59	8,119
Residential first mortgage	89	35	76	200	18,370	29	18,399
Home equity lines	14	6	17	37	3,489	32	3,521
Home equity loans	8	3	8	19	2,508	7	2,515
Consumer credit card	11	6	13	30	1,186	—	1,186
Other consumer—exit portfolios	7	3	1	11	662	—	662
Other consumer	34	15	12	61	5,269	—	5,269
Total consumer	163	68	127	358	31,484	68	31,552
	$219	$95	$131	$445	$94,216	$495	$94,711

	December 31, 2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$35	$29	$5	$69	$43,453	$305	$43,758
Commercial real estate mortgage—owner-occupied	3	1	1	5	5,235	52	5,287
Commercial real estate construction—owner-occupied	—	—	—	—	253	11	264
Total commercial	38	30	6	74	48,941	368	49,309
Commercial investor real estate mortgage	—	—	—	—	5,438	3	5,441
Commercial investor real estate construction	—	—	—	—	1,586	—	1,586
Total investor real estate	—	—	—	—	7,024	3	7,027
Residential first mortgage	73	31	123	227	17,479	33	17,512
Home equity lines	15	6	21	42	3,704	40	3,744
Home equity loans	7	4	12	23	2,503	7	2,510
Consumer credit card	9	6	12	27	1,184	—	1,184
Other consumer—exit portfolios	10	4	2	16	1,071	—	1,071
Other consumer	31	15	13	59	5,427	—	5,427
Total consumer	145	66	183	394	31,368	80	31,448
	$183	$96	$189	$468	$87,333	$451	$87,784

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

	Three Months Ended September 30, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	16	$55	$—
Commercial real estate mortgage—owner-occupied	1	—	—
Commercial real estate construction—owner-occupied	—	3	—
Total commercial	17	58	—
Commercial investor real estate mortgage	2	—	—
Commercial investor real estate construction	—	—	—
Total investor real estate	2	—	—
Residential first mortgage	118	16	1
Home equity lines	21	1	1
Home equity loans	45	3	—
Consumer credit card	—	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	—	—	—
Total consumer	184	20	2
	203	$78	$2

	Three Months Ended September 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	18	$24	$—
Commercial real estate mortgage—owner-occupied	10	4	—
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	29	29	—
Commercial investor real estate mortgage	1	1	—
Commercial investor real estate construction	—	—	—
Total investor real estate	1	1	—
Residential first mortgage	99	16	2
Home equity lines	1	—	—
Home equity loans	33	3	—
Consumer credit card	1	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	16	1	—
Total consumer	150	20	2
	180	$50	$2

	Nine Months Ended September 30, 2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	36	$115	$—
Commercial real estate mortgage—owner-occupied	10	3	—
Commercial real estate construction—owner-occupied	—	3	—
Total commercial	46	121	—
Commercial investor real estate mortgage	4	35	—
Commercial investor real estate construction	—	—	—
Total investor real estate	4	35	—
Residential first mortgage	843	116	5
Home equity lines	75	5	3
Home equity loans	155	11	—
Consumer credit card	2	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	4	—	—
Total consumer	1,079	132	8
	1,129	$288	$8

	Nine Months Ended September 30, 2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	59	$74	$—
Commercial real estate mortgage—owner-occupied	24	7	—
Commercial real estate construction—owner-occupied	2	2	—
Total commercial	85	83	—
Commercial investor real estate mortgage	7	77	—
Commercial investor real estate construction	—	—	—
Total investor real estate	7	77	—
Residential first mortgage	435	77	7
Home equity lines	6	1	—
Home equity loans	40	4	—
Consumer credit card	1	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	68	2	—
Total consumer	550	84	7
	642	$244	$7

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

The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(In millions)
Carrying value, beginning of period	$770	$392	$418	$296
Additions	9	18	38	58
Purchases(1)	25	21	281	58
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	28	(3)	127	49
Economic amortization associated with borrower repayments(2)	(23)	(18)	(55)	(51)
Carrying value, end of period	$809	$410	$809	$410
________
(1)Purchases of residential MSRs can be structured with cash hold back provisions, therefore the timing of payment may be made in future periods.
(2)Includes both total loan payoffs as well as partial paydowns. Regions' residential MSR decay methodology is a discounted net cash flow approach.
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	September 30
	2022	2021
	(Dollars in millions)
Unpaid principal balance	$53,947	$36,370
Weighted-average CPR (%)	7.6%	10.3%
Estimated impact on fair value of a 10% increase	$(56)	$(30)
Estimated impact on fair value of a 20% increase	$(96)	$(53)
Option-adjusted spread (basis points)	479	530
Estimated impact on fair value of a 10% increase	$(17)	$(9)
Estimated impact on fair value of a 20% increase	$(35)	$(18)
Weighted-average coupon interest rate	3.5%	3.6%
Weighted-average remaining maturity (months)	309	294
Weighted-average servicing fee (basis points)	27.1	27.3
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
Servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $40 million and $26 million for the three months ended September 30, 2022 and 2021, respectively, and $95 million and $75 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The table below presents an analysis of commercial MSRs under the amortization measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(In millions)		(In millions)
Carrying value, beginning of period	$82	$86	$86	$74
Additions	4	5	9	24
Economic amortization associated with borrower repayments(1)	(4)	(4)	(13)	(11)
Carrying value, end of period	$82	$87	$82	$87
________
(1)Includes both total loan payoffs as well as partial paydowns.
Regions periodically evaluates the commercial MSRs for impairment based on fair value. The estimated fair value of the commercial MSRs was approximately $95 million at September 30, 2022 and $96 million at December 31, 2021.
Servicing related fees in connection with the DUS program, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of commercial mortgage loans totaled $6 million and $8 million for the three months ended September 30, 2022 and 2021, respectively, and $20 million and $18 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5. SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

PREFERRED STOCK

The following table presents a summary of the non-cumulative perpetual preferred stock:

									September 30, 2022	December 31, 2021
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation Preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Carrying Amount	Carrying Amount
	(Dollars in millions)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	1,000	25	1/40th	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	390	390
					$1,750				$1,659	$1,659
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
The Board declared a total of $61 million in cash dividends on Series B, Series C, and Series D preferred stock during both the first nine months of 2022 and 2021. The Board declared cash dividends of $13 million on Series E preferred stock for the first nine months of 2022; the initial quarterly dividend of $7 million for the Series E preferred stock was declared in the third quarter of 2021. Additionally, total cash dividends for the first nine months of 2021 includes $16 million in cash dividends on Series A preferred stock, which were fully redeemed during the second quarter of 2021. Therefore, a total of $74 million in cash dividends on total preferred stock was declared in the first nine months of 2022 compared to the total of $84 million in cash dividends on total preferred stock for the same period in 2021.
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
COMMON STOCK
As a result of Regions' voluntary participation in 2021 CCAR, effective October 1, 2021, Regions' SCB requirement for the fourth quarter of 2021 through the third quarter of 2022 was floored at 2.5 percent. Regions' 2022 stress testing results from the FRB reflected that the Company exceeded all minimum capital levels and the SCB will continue to be floored at 2.5 percent for the fourth quarter of 2022 through the third quarter of 2023.
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
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of September 30, 2022, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
In the third quarter of 2022, the Board declared a cash dividend of $0.20. per share, an 18 percent increase to the quarterly common stock dividend. The cash dividends declared for both the first and second quarter of 2022 were $0.17 per share. Therefore, Regions declared a total of $0.54 per common share for the first nine months of 2022 compared to a total of $0.48 per share for the first nine months of 2021.

ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(2,772)	$705	$(2,067)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(12)	$3	$(9)
Reclassification adjustments for amortization of unrealized losses (2)	1	(1)	—
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,211)	$563	$(1,648)
Unrealized gains (losses) arising during the period	(1,478)	376	(1,102)
Reclassification adjustments for securities (gains) losses realized in net income(3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(1,477)	376	(1,101)
Ending balance	$(3,688)	$939	$(2,749)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$82	$(21)	$61
Unrealized holding gains (losses) on derivatives arising during the period	(632)	161	(471)
Ending balance	$(550)	$140	$(410)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(631)	$160	$(471)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	9	(2)	7
Ending balance	$(622)	$158	$(464)

Total other comprehensive income (loss)	(2,099)	534	(1,565)
Total accumulated other comprehensive income (loss), end of period	$(4,871)	$1,239	$(3,632)

	Three Months Ended September 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$871	$(220)	$651

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(17)	$4	$(13)
Reclassification adjustments for amortization of unrealized losses (2)	2	—	2
Ending balance	$(15)	$4	$(11)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$606	$(153)	$453
Unrealized gains (losses) arising during the period	(99)	24	(75)
Reclassification adjustments for securities (gains) losses realized in net income(3)	(1)	1	—
Change in AOCI from securities available for sale activity in the period	(100)	25	(75)
Ending balance	$506	$(128)	$378
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,147	$(289)	$858
Unrealized holding gains (losses) on derivatives arising during the period	24	(6)	18
Reclassification adjustments for (gains) losses realized in net income (2)	(108)	27	(81)
Change in AOCI from derivative activity in the period	(84)	21	(63)
Ending balance	$1,063	$(268)	$795
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(865)	$218	$(647)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	21	(4)	17
Ending balance	$(844)	$214	$(630)

Total other comprehensive income (loss)	(161)	42	(119)
Total accumulated other comprehensive income (loss), end of period	$710	$(178)	$532

	Nine Months Ended September 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization of unrealized losses (2)	3	(1)	2
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(3,907)	994	(2,913)
Reclassification adjustments for securities (gains) losses realized in net income(3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(3,906)	994	(2,912)
Ending balance	$(3,688)	$939	$(2,749)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized holding gains (losses) on active hedges arising during the period	(1,192)	301	(891)
Reclassification adjustments for (gains) losses realized in net income (2)	(188)	48	(140)
Change in AOCI from derivative activity in the period	(1,380)	349	(1,031)
Ending balance	$(550)	$140	$(410)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Reclassification adjustments for amortization of actuarial gains (losses) and settlements realized in net income (4)	25	(5)	20
Ending balance	$(622)	$158	$(464)

Total other comprehensive income (loss)	(5,258)	1,337	(3,921)
Total accumulated other comprehensive income (loss), end of period	$(4,871)	$1,239	$(3,632)

	Nine Months Ended September 30, 2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization of unrealized losses (2)	6	(1)	5
Ending balance	$(15)	$4	$(11)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(553)	139	(414)
Reclassification adjustments for securities (gains) losses realized in net income(3)	(3)	1	(2)
Change in AOCI from securities available for sale activity in the period	(556)	140	(416)
Ending balance	$506	$(128)	$378
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized holding gains (losses) on derivatives arising during the period	(233)	59	(174)
Reclassification adjustments for (gains) losses realized in net income (2)	(314)	79	(235)
Change in AOCI from derivative activity in the period	(547)	138	(409)
Ending balance	$1,063	$(268)	$795
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Amounts reclassified for amortization of actuarial gains (losses) and settlements realized in net income (4)	48	(11)	37
Ending balance	$(844)	$214	$(630)

Total other comprehensive income	(1,049)	266	(783)
Total accumulated other comprehensive income, end of period	$710	$(178)	$532
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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income	$429	$651	$1,560	$2,083
Preferred stock dividends and other (1)	(25)	(27)	(74)	(97)
Net income available to common shareholders	$404	$624	$1,486	$1,986
Denominator:
Weighted-average common shares outstanding—basic	934	955	936	958
Potential common shares	6	7	6	7
Weighted-average common shares outstanding—diluted	940	962	942	965
Earnings per common share:
Basic	$0.43	$0.65	$1.59	$2.07
Diluted	$0.43	$0.65	$1.58	$2.06
_________
(1)Preferred stock dividends and other for the nine months ended September 30, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares.
The effects from the assumed exercise of 5 million and 4 million in restricted stock units and awards and performance stock units for the three and nine months ended September 30, 2022, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effects from the assumed exercise of 4 million in restricted stock units and awards and performance stock units for both the three and nine months ended September 30, 2021 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (credit) includes the following components:

	Three Months Ended September 30
	2022	2021	2022	2021	2022	2021
	Qualified Plans		Non-qualified Plans		Total
	(In millions)
Service cost	$7	$9	$1	$—	$8	$9
Interest cost	14	12	1	—	15	12
Expected return on plan assets	(35)	(35)	—	—	(35)	(35)
Amortization of actuarial loss	7	12	2	1	9	13
Settlement charge	—	—	—	8	—	8
Net periodic pension cost (credit)	$(7)	$(2)	$4	$9	$(3)	$7

	Nine Months Ended September 30
	2022	2021	2022	2021	2022	2021
	Qualified Plans		Non-qualified Plans		Total
	(In millions)
Service cost	$25	$28	$2	$3	$27	$31
Interest cost	42	36	2	1	44	37
Expected return on plan assets	(105)	(106)	—	—	(105)	(106)
Amortization of actuarial loss	20	35	5	5	25	40
Settlement charge	—	—	—	8	—	8
Net periodic pension cost (credit)	$(18)	$(7)	$9	$17	$(9)	$10
The service cost component of net periodic pension cost (credit) is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.

Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the nine months ended September 30, 2022.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine months ended September 30, 2022 or 2021.
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis.

	September 30, 2022			December 31, 2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$7,923	$41	$168	$7,900	$—	$32
Derivatives in cash flow hedging relationships:
Interest rate swaps	33,100	1	763	20,650	171	29
Total derivatives designated as hedging instruments	$41,023	$42	$931	$28,550	$171	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$89,472	$2,350	$2,418	$81,327	$748	$794
Interest rate options	16,844	122	111	15,990	48	19
Interest rate futures and forward commitments	1,771	27	5	2,739	11	3
Other contracts	11,525	296	230	9,456	133	135
Total derivatives not designated as hedging instruments	$119,612	$2,795	$2,764	$109,512	$940	$951
Total derivatives	$160,635	$2,837	$3,695	$138,062	$1,111	$1,012

Total gross derivative instruments, before netting		$2,837	$3,695		$1,111	$1,012
Less: Netting adjustments(2)		2,646	2,106		699	932
Total gross derivative instruments, after netting		$191	$1,589		$412	$80
_________
(1)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable.
(2)Netting adjustments represent amounts recorded to convert derivative assets and derivative liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of cash collateral received or posted, legally enforceable master netting agreements, and variation margin that allow Regions to settle derivative contracts with the counterparty on a net basis and to offset the net position with the related cash collateral.
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
Regions enters into interest rate swaps, floors, and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR or SOFR interest rate swaps and interest rate floors. As of September 30, 2022, Regions is hedging its exposure to the variability in future cash flows through 2029.

The following table presents the pre-tax impact of previously terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(In millions)
Unrealized gains on terminated hedges included in AOCI - beginning of period	$548	$494	$700	$121
Unrealized gains (losses) on terminated hedges arising during the period	(290)	243	(290)	658
Reclassification adjustments for amortization of unrealized (gains) on terminated hedges into net income	(58)	(49)	(210)	(91)
Unrealized gains on terminated hedges included in AOCI - end of period	$200	$688	$200	$688
Regions expects to reclassify into earnings approximately $122 million in pre-tax expenses due to the net receipt/payment of interest payments and amortization on all cash flow hedges within the next twelve months. Included in this amount is $82 million in pre-tax net gains related to the amortization of terminated cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items effected:

	Three Months Ended September 30, 2022
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$171	$1,072	(31)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$—	$(6)
Recognized on derivatives	(3)	—	(45)
Recognized on hedged items	(4)	—	45
Income (expense) recognized on fair value hedges	$—	$—	$(6)

Gains/(losses) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$—	$—	$—
Income (expense) recognized on cash flow hedges	$—	$—	$—

	Three Months Ended September 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$847	(26)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$3
Recognized on derivatives	—	(11)
Recognized on hedged items	—	11
Income (expense) recognized on fair value hedges	$—	$3

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$108	$—
Income (expense) recognized on cash flow hedges	$108	$—

	Nine Months Ended September 30, 2022
	Interest Income		Interest Expense
	Debt Securities	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$466	$2,880	(82)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$7	$—	$(5)
Recognized on derivatives	33	—	(133)
Recognized on hedged items	(40)	—	133
Income (expense) recognized on fair value hedges	$—	$—	$(5)

Gains/(losses) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$—	$188	$—
Income (expense) recognized on cash flow hedges	$—	$188	$—

	Nine Months Ended September 30, 2021
	Interest Income	Interest Expense
	Loans, Including Fees	Long-term Borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$2,550	(79)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$17
Recognized on derivatives	—	(37)
Recognized on hedged items	—	37
Income (expense) recognized on fair value hedges	$—	$17

Gains/(losses) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income(2)	$314	$—
Income (expense) recognized on cash flow hedges	$314	$—
___
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax.

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	September 30, 2022		December 31, 2021
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)
Debt securities available for sale(1)(2)	$8,737	$(41)	$9,901	$—
Long-term borrowings	(1,230)	168	(1,363)	34
______
(1) Carrying amount represents amortized cost.
(2) In the fourth quarter of 2021, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method, which are included in this amount. At both September 30, 2022 and December 31, 2021, the Company had designated $5.8 billion as the hedged amount from a closed portfolio of prepayable financial assets with an associated carrying amount of $8.0 billion at September 30, 2022 and $9.1 billion at December 31, 2021.

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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2022 and December 31, 2021, Regions had $224 million and $419 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At September 30, 2022 and December 31, 2021, Regions had $427 million and $987 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of September 30, 2022 and December 31, 2021, the total notional amount related to these contracts was $3.9 billion and $4.5 billion, respectively.

The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2022	2021	2022	2021
	(In millions)
Capital markets income:
Interest rate swaps	$44	$5	$111	$25
Interest rate options	4	8	20	25
Interest rate futures and forward commitments	8	2	7	14
Other contracts	11	1	19	8
Total capital markets income	67	16	157	72
Mortgage income:
Interest rate swaps	(28)	(8)	(112)	(46)
Interest rate options	(8)	(9)	(17)	(24)
Interest rate futures and forward commitments	19	6	14	17
Total mortgage income	(17)	(11)	(115)	(53)
	$50	$5	$42	$19
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
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2022 was approximately $405 million. This scenario would occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2022 and 2021 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2022 and December 31, 2021, were $8 million and $81 million, respectively, for which Regions had posted collateral of $14 million and $84 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value	Level 1	Level 2	Level 3(1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,201	$—	$—	$1,201	$1,132	$—	$—	$1,132
Federal agency securities	—	738	—	738	—	92	—	92
Obligations of states and political subdivisions	—	2	—	2	—	4	—	4
Mortgage-backed securities (MBS):
Residential agency	—	17,295	—	17,295	—	18,962	—	18,962
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	7,481	—	7,481	—	6,373	—	6,373
Commercial non-agency	—	257	—	257	—	536	—	536
Corporate and other debt securities	—	1,150	1	1,151	—	1,380	1	1,381
Total debt securities available for sale	$1,201	$26,923	$2	$28,126	$1,132	$27,347	$2	$28,481
Loans held for sale	$—	$250	$65	$315	$—	$693	$90	$783
Marketable equity securities	$512	$—	$—	$512	$464	$—	$—	$464
Residential mortgage servicing rights	$—	$—	$809	$809	$—	$—	$418	$418
Derivative assets(2):
Interest rate swaps	$—	$2,392	$—	$2,392	$—	$919	$—	$919
Interest rate options	—	118	4	122	—	36	12	48
Interest rate futures and forward commitments	—	27	—	27	—	11	—	11
Other contracts	—	296	—	296	—	132	1	133
Total derivative assets	$—	$2,833	$4	$2,837	$—	$1,098	$13	$1,111
Derivative liabilities(2):
Interest rate swaps	$—	$3,349	$—	$3,349	$—	$855	$—	$855
Interest rate options	—	108	3	111	—	19	—	19
Interest rate futures and forward commitments	—	5	—	5	—	3	—	3
Other contracts	—	228	2	230	—	132	3	135
Total derivative liabilities	$—	$3,690	$5	$3,695	$—	$1,009	$3	$1,012

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

The following tables present an analysis for residential MSRs for the three and nine months ended September 30, 2022 and 2021, respectively. An analysis of commercial mortgage loans held for sale is also presented only for the nine months ended September 30, 2022 as the activity for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021 is immaterial.

	Residential mortgage servicing rights
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(In millions)
Carrying value, beginning of period	$770	$392	$418	$296
Total realized/unrealized gains (losses) included in earnings(1)	5	(21)	72	(2)
Additions	9	18	38	58
Purchases	25	21	281	58
Carrying value, end of period	$809	$410	$809	$410
_________
(1)Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.

Commercial mortgage loans held for sale
Nine Months Ended September 30
2022
(In millions)
Carrying value, beginning of period	$90
Total realized/unrealized gains (losses) included in earnings(1)	(8)
Additions	108
Sales	(125)
Carrying value, end of period	$65
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

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2022, and December 31, 2021. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at September 30, 2022, and December 31, 2021, are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	September 30, 2022
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$809	Discounted cash flow	Weighted-average CPR (%)	6.2% - 15.7% (7.6%)
			OAS (%)	4.5% - 8.2% (4.8%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2021
	Level 3 Estimated Fair Value	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights(1)	$418	Discounted cash flow	Weighted-average CPR (%)	7.2% - 22.2% (10.5%)
			OAS (%)	3.7% - 7.7% (4.5%)
Commercial mortgage loans held for sale	$90	Discounted cash flow	Credit spreads for bonds in the commercial MBS	0.2% - 19.4% (1.3%)
_________
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.
FAIR VALUE OPTION
As discussed above, the Company elected the option to measure certain commercial mortgage loans held for sale at fair value. At September 30, 2022, the balance of these loans was immaterial. At December 31, 2021, commercial mortgage loans held for sale at fair value had both an aggregate fair value and unpaid principal balance of $90 million.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at September 30, 2022 and December 31, 2021.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential first mortgage loans held for sale measured at fair value:

	September 30, 2022			December 31, 2021
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Residential first mortgage loans held for sale, at fair value	$245	$252	$(7)	$680	$659	$21

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following table details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2022 and 2021. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(In millions)
Net gains (losses) resulting for the change in fair value of residential first mortgage loans held for sale	$(11)	$(10)	$(27)	$(50)
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both September 30, 2022 and December 31, 2021.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2022 are as follows:

	September 30, 2022
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$15,666	$15,666	$15,666	$—	$—
Debt securities held to maturity	817	762	—	762	—
Debt securities available for sale	28,126	28,126	1,201	26,923	2
Loans held for sale	720	720	—	649	71
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	91,816	87,044	—	—	87,044
Other earning assets	1,341	1,341	512	829	—
Derivative assets	2,837	2,837	—	2,833	4
Financial liabilities:
Derivative liabilities	3,695	3,695	—	3,690	5
Deposits(4)	135,378	135,301	—	135,301	—
Long-term borrowings	2,274	2,330	—	2,328	2
Loan commitments and letters of credit	154	154	—	—	154
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at September 30, 2022 was $4.8 billion or 5.2 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.5 billion at September 30, 2022.
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
The following tables present financial information for each reportable segment for the periods indicated.

	Three Months Ended September 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$509	$702	$51	$—	$1,262
Provision for (benefit from) credit losses	72	73	2	(12)	135
Non-interest income	210	283	108	4	605
Non-interest expense	304	583	104	179	1,170
Income (loss) before income taxes	343	329	53	(163)	562
Income tax expense (benefit)	86	82	14	(49)	133
Net income (loss)	$257	$247	$39	$(114)	$429
Average assets	$66,384	$37,138	$2,098	$52,802	$158,422

	Three Months Ended September 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$444	$487	$34	$—	$965
Provision for (benefit from) credit losses	73	58	2	(288)	(155)
Non-interest income	208	307	96	38	649
Non-interest expense	274	532	97	35	938
Income before income taxes	305	204	31	291	831
Income tax expense	77	51	7	45	180
Net income	$228	$153	$24	$246	$651
Average assets	$58,644	$33,003	$2,030	$61,953	$155,630

	Nine Months Ended September 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,408	$1,849	$128	$—	$3,385
Provision for (benefit from) credit losses	208	213	7	(269)	159
Non-interest income (loss)	629	898	316	(14)	1,829
Non-interest expense	868	1,707	302	174	3,051
Income before income taxes	961	827	135	81	2,004
Income tax expense (benefit)	240	206	33	(35)	444
Net income	$721	$621	$102	$116	$1,560
Average assets	$63,351	$36,571	$2,123	$58,602	$160,647

	Nine Months Ended September 30, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,319	$1,473	$103	$—	$2,895
Provision for (benefit from) credit losses	223	182	8	(1,047)	(634)
Non-interest income	564	952	288	105	1,909
Non-interest expense	803	1,597	283	81	2,764
Income before income taxes	857	646	100	1,071	2,674
Income tax expense	214	161	25	191	591
Net income	$643	$485	$75	$880	$2,083
Average assets	$59,315	$33,498	$2,037	$57,470	$152,320

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2022	December 31, 2021
	(In millions)
Unused commitments to extend credit	$66,907	$60,935
Standby letters of credit	1,979	1,779
Commercial letters of credit	48	97
Liabilities associated with standby letters of credit	33	28
Assets associated with standby letters of credit	33	29
Reserve for unfunded credit commitments	121	95
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
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible that Regions could incur losses in excess of amounts accrued, Regions discloses the aggregate estimation of such possible losses. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount of up to approximately $20 million as of September 30, 2022, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. As available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
On September 28, 2022, Regions entered into a Consent Order with the CFPB regarding the previously disclosed investigation by the CFPB into certain of Regions' historical overdraft practices and policies. A copy of the Consent Order is available on the CFPB’s website. The terms of the Consent Order include payment by Regions of a non-tax deductible $50 million civil monetary penalty and customer redress of approximately $141 million, which will be mitigated by $50 million in insurance reimbursement proceeds that are expected to be received in the fourth quarter of 2022.
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At September 30, 2022 and December 31, 2021, the Company's DUS servicing portfolio totaled approximately $4.9 billion and $4.7 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at September 30, 2022 and December 31, 2021 these serviced loans totaled approximately $493 million and $400 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $1.8 billion at September 30, 2022 and $1.7 billion at December 31, 2021, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was approximately $7 million at both September 30, 2022 and December 31, 2021. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2021, for additional information.

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

		January 1, 2023 Early adoption is permitted.	The early adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	This Update is intended to improve the decision usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs.

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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2021, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2022 compared to December 31, 2021.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2022, Regions operated 1,294 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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

THIRD QUARTER OVERVIEW
Third Quarter Results
Regions reported net income available to common shareholders of $404 million, or $0.43 per diluted share, in the third quarter of 2022 compared to $624 million, or $0.65 per diluted share, in the third quarter of 2021. The primary drivers of the decrease in net income from the prior year period were a provision for credit losses compared to a benefit from credit losses in the prior period and higher non-interest expense partially offset by higher net interest income.
For the third quarter of 2022, net interest income (taxable-equivalent basis) totaled $1.3 billion, up $298 million compared to the third quarter of 2021. Net interest margin (taxable-equivalent basis) was 3.53 percent for the third quarter of 2022 and 2.76 percent in the third quarter of 2021. The increases in net interest income and net interest margin were primarily driven by higher interest rates combined with increases in average loan balances and average debt securities balances. In the third quarter of 2022, while cash balances declined, net interest margin continued to be negatively impacted by elevated liquidity. Refer to Table 19 "Consolidated Average Daily Balances and Yield/Rate Analysis" for further details.
The provision for credit losses totaled $135 million in the third quarter of 2022, as compared to a benefit of $155 million during the third quarter of 2021. The current quarter provision reflects loan growth and broadly stable, albeit normalizing, asset quality. Refer to the "Allowance for Credit Losses" section for further detail.
Net charge-offs totaled $110 million, or an annualized 0.46 percent of average loans, in the third quarter of 2022, compared to $30 million, or an annualized 0.14 percent for the third quarter of 2021. The increase is primarily driven by charge-offs associated with the sale of unsecured consumer loans at the end of the quarter. Refer to Table 18 "GAAP to Non-GAAP Reconciliations" for details of the charge-offs related to the unsecured consumer loan sale and to the "Allowance for Credit Losses" section for further detail.
The allowance was 1.63 percent of total loans, net of unearned income at September 30, 2022 compared to 1.79 percent at December 31, 2021. The decrease was a result of the factors discussed above. The allowance was 311 percent of total non-performing loans at September 30, 2022 compared to 349 percent at December 31, 2021. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $605 million for the third quarter of 2022, a $44 million decrease from the third quarter of 2021. The decrease was primarily driven by a decline in other miscellaneous income, mortgage income and unfavorable market valuation adjustments on employee benefit assets. These decreases were partially offset by increases in capital markets income, investment management and trust fee income, and investment services fee income. See Table 23 "Non-Interest Income" for more detail.
Total non-interest expense was $1.2 billion in the third quarter of 2022, a $232 million increase from the third quarter of 2021. The increase was primarily driven by an increase in professional, legal and regulatory expenses as a result of a settlement reached with the CFPB in the third quarter of 2022, as well as an increase in salaries and employee benefits. The increases were partially offset by a loss on early extinguishment of debt in the third quarter of 2021 that did not repeat. See Table 24 "Non-Interest Expense" and Note 11 "Commitments, Contingencies and Guarantees" for more detail.
Income tax expense for the three months ended September 30, 2022 was $133 million compared to $180 million for the same period in 2021. See the "Income Taxes" section for more detail.
At the end of the third quarter of 2022, Hurricane Ian made landfall in the Southeastern United States, impacting states within the Company's footprint, especially Florida and South Carolina. Due to the proximity of the hurricane to quarter-end, Regions is still assessing all aspects of the impact to business operations and customers. At this time the impact to business operations and Regions' premises is expected to be immaterial. A full evaluation of the storm-related impacts to customers may take several months. The allowance for credit losses as of September 30, 2022 includes a $20 million reserve related to Hurricane Ian and the availability of additional information in hurricane-impacted areas could cause the allowance to be increased or decreased in future periods. Refer to the "Allowance for Credit Losses" section for further detail.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. The CET1 ratio at September 30, 2022 was estimated at 9.29 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024.

Expectations

2022 Expectations (1)
Category	Expectation
Total Adjusted Revenue (2)(3)	Up 11-12%
Adjusted Non-Interest Expense	Up 4.5-5.5%
Adjusted Operating Leverage	~6%
Average Loans	Up ~9%
Adjusted Net Charge-Offs / Average Loans	~20 bps
Effective Tax Rate	22-23%
Ending Deposits	Down $5 to $10 billion
_____
(1)Expectation for CET1 is to manage near the mid-to-upper end of a 9.25-9.75% operating range over time.
(2)Expectation utilizes the September 30, 2022 forward interest rate curve.
(3)Expectation reflects previously announced overdraft policy changes implemented within the year and the related impact on service charges revenue; 2022 full year service charges revenue expectation is approximately $630 million.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $13.7 billion from year-end 2021 to September 30, 2022, due primarily to a decrease in cash on deposit with the FRB partially offset by an increase in cash due from other banks. In the first nine months of 2022, the Company used cash balances to fund loan growth combined with a decline in deposits. Also contributing to the decline in cash balances is securities purchases, as a part of hedging and active cash management strategies. See the "Debt Securities", "Loans", "Liquidity", and "Deposits" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	September 30, 2022	December 31, 2021
	(In millions)
U.S. Treasury securities	$1,201	$1,132
Federal agency securities	738	92
Obligations of states and political subdivisions	2	4
Mortgage-backed securities:
Residential agency	17,586	19,319
Residential non-agency	1	1
Commercial agency	8,007	6,915
Commercial non-agency	257	536
Corporate and other debt securities	1,151	1,381
	$28,943	$29,380
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
Debt securities decreased $437 million from December 31, 2021 to September 30, 2022 driven by declines in market valuations due to an increase in market interest rates. Partially offsetting the valuation declines, Regions made purchases of debt securities available for sale, excluding normal reinvestment of maturities and paydowns, totaling approximately $2.8 billion consisting primarily of U.S. Treasury, federal agency, residential agency, and commercial agency securities in the first nine months of 2022. Approximately $2.5 billion of the purchases relate to the Company's hedging strategy with the remaining purchases related to reinvestment of proceeds from loan sales.
LOANS HELD FOR SALE
Loans held for sale totaled $720 million at September 30, 2022, consisting of $245 million of residential real estate mortgage loans, $457 million of commercial loans, $16 million of consumer and other performing loans, and $2 million of non-performing loans. At December 31, 2021, loans held for sale totaled $1.0 billion, consisting of $680 million of residential real estate mortgage loans, $257 million of commercial loans, $53 million of consumer and other performing loans, and $13 million of non-performing loans. The levels of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on production and retention levels, as well as the timing of origination and sale to third parties. Commercial loans held for sale include commercial mortgage loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties.
LOANS
Loans, net of unearned income, represented approximately 68 percent of Regions' interest-earning assets as of September 30, 2022. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2022	December 31, 2021
	(In millions, net of unearned income)
Commercial and industrial	$49,591	$43,758
Commercial real estate mortgage—owner-occupied	5,167	5,287
Commercial real estate construction—owner-occupied	282	264
Total commercial	55,040	49,309
Commercial investor real estate mortgage	6,295	5,441
Commercial investor real estate construction	1,824	1,586
Total investor real estate	8,119	7,027
Residential first mortgage	18,399	17,512
Home equity lines	3,521	3,744
Home equity loans	2,515	2,510
Consumer credit card	1,186	1,184
Other consumer—exit portfolios	662	1,071
Other consumer	5,269	5,427
Total consumer	31,552	31,448
	$94,711	$87,784
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $5.8 billion since year-end 2021. The increase in commercial and industrial loan balances was driven by new loan production and a continued increase in line use. In the first nine months of 2022, commercial and industrial loan growth was broad-based and included increases in the financial services, information, manufacturing, real estate, retail trade and wholesale goods industries. The September 30, 2022 commercial and industrial loan balance also included $177 million of PPP loans, a decrease of $571 million compared to December 31, 2021, reflecting continued PPP loan forgiveness.
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
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	September 30, 2022
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,539	$965	$2,504
Agriculture	350	215	565
Educational services	3,319	856	4,175
Energy	1,574	3,240	4,814
Financial services	6,519	7,634	14,153
Government and public sector	3,164	456	3,620
Healthcare	3,721	2,430	6,151
Information	2,425	1,350	3,775
Manufacturing	5,262	4,697	9,959
Professional, scientific and technical services	2,466	1,565	4,031
Real estate (1)	8,815	8,839	17,654
Religious, leisure, personal and non-profit services	1,595	643	2,238
Restaurant, accommodation and lodging	1,353	290	1,643
Retail trade	2,690	2,226	4,916
Transportation and warehousing	3,335	1,750	5,085
Utilities	2,374	3,079	5,453
Wholesale goods	4,319	3,621	7,940
Other (2)	220	2,775	2,995
Total commercial	$55,040	$46,631	$101,671

	December 31, 2021 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,489	$1,141	$2,630
Agriculture	336	253	589
Educational services	2,975	948	3,923
Energy	1,361	2,678	4,039
Financial services	5,582	5,933	11,515
Government and public sector	2,845	526	3,371
Healthcare	3,918	2,270	6,188
Information	1,929	1,233	3,162
Manufacturing	4,629	4,270	8,899
Professional, scientific and technical services	2,235	1,409	3,644
Real estate (1)	7,343	7,720	15,063
Religious, leisure, personal and non-profit services	1,733	730	2,463
Restaurant, accommodation and lodging	1,658	433	2,091
Retail trade	2,247	2,307	4,554
Transportation and warehousing	3,030	1,538	4,568
Utilities	2,131	2,895	5,026
Wholesale goods	3,756	3,189	6,945
Other (2)	112	2,425	2,537
Total commercial	$49,309	$41,898	$91,207
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $1.1 billion in comparison to 2021 year-end balances. The increase was primarily driven by growth in term lending commitments and fundings on previously committed construction facilities.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $887 million in comparison to 2021 year-end balances. The increase is primarily due to a decline in prepayment rate and an increase in ARM production retained on the balance sheet, partially offset by the sale of approximately $285 million of Ginnie Mae loans in the first quarter of 2022, which had been previously repurchased from their pools. Approximately $3.3 billion in new loan originations were retained on the balance sheet through the first nine months of 2022.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $223 million in comparison to 2021 year-end balances, continuing the pace of decline experienced in the past several years as payoffs and paydowns outpaced production. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of September 30, 2022. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period. Home equity lines that are in repayment are reflected as revolving loans converted to amortizing.
Table 4—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2022	$17	0.50%	$16	0.45%	$33
2023	72	2.04%	53	1.52%	125
2024	114	3.23%	75	2.14%	189
2025	108	3.06%	115	3.28%	223
2026	152	4.31%	155	4.41%	307
2027-2032	1,236	35.11%	946	26.85%	2,182
2032-2036	144	4.09%	225	6.38%	369
Thereafter	5	0.15%	4	0.11%	9
Revolving Loans Converted to Amortizing	48	1.37%	36	1.00%	84
Total	$1,896	53.86%	$1,625	46.14%	$3,521
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
Table 5—Estimated Current Loan to Value Ranges

	September 30, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$3	$—	$1	$2	$1
Above 80% - 100%	1,282	2	1	8	6
80% and below	16,835	1,870	1,573	2,270	211
Data not available	279	24	50	14	3
	$18,399	$1,896	$1,625	$2,294	$221

	December 31, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$5	$1	$—	$2	$1
Above 80% - 100%	1,667	6	8	16	4
80% and below	15,564	2,053	1,588	2,305	167
Data not available	276	29	59	11	4
	$17,512	$2,089	$1,655	$2,334	$176
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $409 million from year-end 2021.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans decreased $158 million from year-end 2021 primarily driven by the sale of $1.2 billion of unsecured consumer loans at the end of the third quarter of 2022 largely offset by increases in consumer home improvement loans from the fourth quarter 2021 acquisition of EnerBank.
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
The allowance totaled $1.5 billion as of September 30, 2022 compared to $1.6 billion at December 31, 2021, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 6 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 6— Allowance Changes

Allowance for Credit Losses
(In millions)
Allowance for credit losses, January 1, 2022	$1,574
Net charge-offs	(46)
Provision over (less than) net charge-offs:
Economic/Qualitative	(54)
Other portfolio changes (1)	18
Total provision over (less than) net charge-offs	(82)
Allowance for credit losses, March 31, 2022	$1,492

Allowance for credit losses, April 1, 2022	$1,492
Net charge-offs	(38)
Provision over (less than) net charge-offs:
Economic/Qualitative (2)	(2)
Other portfolio changes (1)	62
Total provision over (less than) net charge-offs	22
Allowance for credit losses, June 30, 2022	$1,514

Allowance for credit losses, July 1, 2022	$1,514
Net charge-offs	(110)
Provision over (less than) net charge-offs:
Economic/Qualitative (3)	40
Net provision benefit from the sale of unsecured consumer loans (4)	(31)
Other portfolio changes (1)	126
Total provision over (less than) net charge-offs	25
Allowance for credit losses, September 30, 2022	$1,539
_______
(1)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs, changes in the mix of total outstanding loans, and credit quality changes. This line item excludes the impact of PPP loans of $177 million as of September 30, 2022, $254 million as of June 30, 2022 and $437 million as of March 31, 2022, which are fully backed by the U.S. government and have an immaterial associated allowance.
(2)Includes pandemic-related qualitative adjustments.
(3)Includes an incremental provision for estimated hurricane-related loan losses of $20 million for the third quarter of 2022.
(4)At the end of the third quarter of 2022, the Company sold certain unsecured consumer loans with an associated allowance of $94 million at the time of the sale. There was a $63 million fair value mark recorded through charge-offs in conjunction with the sale, which resulted in a net provision benefit of $31 million associated with the sale.
Credit metrics are monitored throughout the quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the third quarter of 2022 asset quality remained broadly stable, with some metric normalization. Total net charge-offs increased 29 basis points to 0.46 percent of annualized loans, however, excluding the impact of the consumer loan sale, adjusted net charge-offs (non-GAAP) increased by 2 basis points. See Table 18 "GAAP to Non-GAAP Reconciliations" for further details. Commercial and investor real estate criticized balances increased approximately $461 million and classified balances increased by $243 million compared to the second quarter of 2022. Non-performing loans, excluding held for sale, and non-performing assets also increased by $126 million and $128 million, respectively, compared to the second quarter of 2022.
Regions' September 2022 baseline forecast deteriorated slightly compared to the June 2022 forecast driven by a small decline in real GDP growth. The September 2022 baseline forecast continues to anticipate real GDP growth in 2022 supported primarily by consumer spending and business investments in equipment, machinery and intellectual property, with potential for further support from infrastructure spending to support long-term business investment. While the baseline forecast continues to anticipate a strong HPI, quarter over quarter growth is expected to decelerate in the fourth quarter of 2022 and into 2023 compared to double-digit levels experienced in recent quarters. As measured by CPI, inflation is expected to remain above the FOMC's 2.0 percent target for the remainder of 2022 and into 2024. Furthermore, ongoing disruptions in supply chains and shipping networks, further increases in elevated inflation, and heightened financial volatility provide significant uncertainty over the near-term forecast.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen in the U.S. as a whole. In deriving its September 2022 forecast, Regions benchmarks its internal forecast with external forecasts and external data available.
The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of September 30, 2022. The unemployment rate is the most significant macroeconomic factor among the allowance models. The unemployment rate in the third quarter continued to be lower than pre-pandemic levels with forecasted periods expected to remain relatively consistent.
Table 7— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		September 30, 2022
	3Q2022	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024	3Q2024
Real GDP, annualized % change	1.8%	1.0%	1.2%	1.2%	1.4%	1.5%	1.6%	1.9%	1.9%
Unemployment rate	3.6%	3.6%	3.6%	3.7%	3.9%	4.0%	4.1%	4.2%	4.2%
HPI, year-over-year % change	12.6%	7.6%	2.4%	(0.9)%	(0.7)%	0.2%	0.7%	1.4%	2.2%
S&P 500	4,018	4,098	4,109	4,168	4,249	4,330	4,417	4,515	4,607
CPI, year-over-year % change	8.3%	7.5%	6.6%	5.0%	4.3%	3.7%	2.8%	2.3%	2.1%
In the third quarter of 2022, asset quality remained broadly stable; however, select sectors of the business portfolio began to show softness or normalization. This normalization combined with loan growth, partially offset by a net reserve release due to the sale of unsecured consumer loans, resulted in a modest increase to the modeled results in the allowance for credit losses.
Adjustments to modeled results include a $20 million reserve for Hurricane Ian. At the end of the third quarter of 2022, Hurricane Ian impacted states within Regions' footprint, especially Florida and South Carolina. The hurricane caused significant flood and wind damage, resulting in loss of life, property and power. Due to the proximity of the hurricane to quarter-end, Regions is still assessing all aspects of the impact to customers. A full evaluation of the storm-related impact may take several months. As such, the availability of additional or different information affecting customers in the hurricane-impacted areas could cause the allowance to be increased or decreased in future periods.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The September 30, 2022 general imprecision allowance remained relatively flat compared to the second quarter of 2022 and reflects continued uncertainty in the economic environment, heightened financial volatility and supply chain issues.
Based on the overall analysis performed, management deemed an allowance of $1.5 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of September 30, 2022.

Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 8 "Allowance for Credit Losses." Net charge-offs increased $34 million year-over-year, primarily driven by an increase in net charge-offs in the other consumer portfolio due to the sale of unsecured consumer loans at the end of the third quarter of 2022. See Table 18 "GAAP to Non-GAAP Reconciliations" for further details. Also contributing to the increase in other consumer net charge offs is $27 million in net charge-offs from the addition of the EnerBank portfolio during the first nine months of 2022. Partially offsetting the year-over-year increase in consumer net charge-offs are declines in the commercial and industrial and commercial investor real estate mortgage portfolios. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2022 and beyond. See the "Quarterly Overview" section for details on expectations for net charge-offs in 2022.
Table 8—Allowance for Credit Losses

	Nine Months Ended September 30
	2022	2021
	(Dollars in millions)
Allowance for loan losses at January 1	$1,479	$2,167

Loans charged-off:
Commercial and industrial	64	101
Commercial real estate mortgage—owner-occupied	4	3
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	—	19
Residential first mortgage	1	1
Home equity lines	4	5
Home equity loans	1	1
Consumer credit card	29	33
Other consumer—exit portfolios	14	25
Other consumer	165	67
	282	256
Recoveries of loans previously charged-off:
Commercial and industrial	37	44
Commercial real estate mortgage—owner-occupied	2	3
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	1	3
Residential first mortgage	4	3
Home equity lines	9	11
Home equity loans	2	3
Consumer credit card	6	8
Other consumer—exit portfolios	4	5
Other consumer	23	16
	88	96
Net charge-offs (recoveries):
Commercial and industrial	27	57
Commercial real estate mortgage—owner-occupied	2	—
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	(1)	16
Residential first mortgage	(3)	(2)
Home equity lines	(5)	(6)
Home equity loans	(1)	(2)
Consumer credit card	23	25
Other consumer—exit portfolios	10	20
Other consumer	142	51
	194	160
Provision for (benefit from) loan losses	133	(579)
Allowance for loan losses at September 30	1,418	1,428
Reserve for unfunded credit commitments at January 1	95	126
Provision for (benefit from) unfunded credit losses	26	(55)
Reserve for unfunded credit commitments at September 30	121	71
Allowance for credit losses at September 30	$1,539	$1,499
Loans, net of unearned income, outstanding at end of period	$94,711	$83,270
Average loans, net of unearned income, outstanding for the period	$91,112	$84,214

	Nine Months Ended September 30
	2022	2021
	(Dollars in millions)
Net loan charge-offs (recoveries) as a % of average loans, annualized (1):
Commercial and industrial	0.08%	0.18%
Commercial real estate mortgage—owner-occupied	0.06%	—%
Commercial real estate construction—owner-occupied	(0.04)%	0.50%
Total commercial	0.08%	0.16%
Commercial investor real estate mortgage	(0.02)%	0.40%
Total investor real estate	(0.02)%	0.30%
Residential first mortgage	(0.02)%	(0.02)%
Home equity—lines of credit	(0.19)%	(0.20)%
Home equity—closed-end	(0.07)%	(0.09)%
Consumer credit card	2.64%	2.97%
Other consumer—exit portfolios	1.58%	1.71%
Other consumer	3.29%	3.00%
Total consumer	0.70%	0.40%
Total	0.28%	0.25%
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.63%	1.80%
Allowance for loan losses at end of period to loans, net of unearned income	1.50%	1.71%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	311%	283%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	287%	269%
_______
(1)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 9—Allowance Allocation

	September 30, 2022			December 31, 2021
	Loan Balance	Allowance Allocation	Allowance to Loans % (1)	Loan Balance	Allowance Allocation	Allowance to Loans % (1)
	(Dollars in millions)
Commercial and industrial	$49,591	$622	1.3%	$43,758	$613	1.4%
Commercial real estate mortgage—owner-occupied	5,167	107	2.1%	5,287	118	2.2%
Commercial real estate construction—owner-occupied	282	6	2.3%	264	9	3.5%
Total commercial	55,040	735	1.3%	49,309	740	1.5%
Commercial investor real estate mortgage	6,295	98	1.6%	5,441	77	1.4%
Commercial investor real estate construction	1,824	18	1.0%	1,586	10	0.6%
Total investor real estate	8,119	116	1.4%	7,027	87	1.2%
Residential first mortgage	18,399	123	0.7%	17,512	122	0.7%
Home equity lines	3,521	73	2.1%	3,744	83	2.2%
Home equity loans	2,515	27	1.1%	2,510	28	1.1%
Consumer credit card	1,186	130	10.9%	1,184	120	10.2%
Other consumer—exit portfolios	662	43	6.4%	1,071	64	6.0%
Other consumer	5,269	292	5.5%	5,427	330	6.1%
Total consumer	31,552	688	2.2%	31,448	747	2.4%
Total	$94,711	$1,539	1.6%	$87,784	$1,574	1.8%
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
Table 10—Troubled Debt Restructurings

	September 30, 2022		December 31, 2021
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$60	$4	$81	$4
Investor real estate	27	1	1	—
Residential first mortgage	291	31	220	31
Home equity lines	26	4	28	3
Home equity loans	53	8	58	8
Other consumer	2	—	4	—
	459	48	392	46
Non-accrual status or 90 days past due and still accruing:
Commercial	87	12	87	14
Residential first mortgage	30	4	31	5
Home equity lines	3	—	2	—
Home equity loans	5	1	6	1
	125	17	126	20
Total TDRs - Loans	$584	$65	$518	$66
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

Table 11—Analysis of Changes in Commercial and Investor Real Estate TDRs

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of period	$168	$1	$201	$44
Additions	94	35	53	71
Charge-offs	(5)	—	(9)	—
Foreclosure	(1)	—	—	—
Other activity, inclusive of payments and removals (1)	(109)	(9)	(85)	(87)
Balance, end of period	$147	$27	$160	$28
________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments and commercial and investor real estate loans refinanced or restructured as new loans and removed from the TDR classification.
NON-PERFORMING ASSETS
The following table presents non-performing assets as of September 30, 2022 and December 31, 2021:
Table 12—Non-Performing Assets

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$333	$305
Commercial real estate mortgage—owner-occupied	29	52
Commercial real estate construction—owner-occupied	6	11
Total commercial	368	368
Commercial investor real estate mortgage	59	3
Total investor real estate	59	3
Residential first mortgage	29	33
Home equity lines	32	40
Home equity loans	7	7
Total consumer	68	80
Total non-performing loans, excluding loans held for sale	495	451
Non-performing loans held for sale	2	13
Total non-performing loans(1)	497	464
Foreclosed properties	14	10
Total non-performing assets(1)	$511	$474
Accruing loans 90 days past due:
Commercial and industrial	$4	$5
Commercial real estate mortgage—owner-occupied	—	1
Total commercial	4	6
Residential first mortgage(2)	50	74
Home equity lines	17	21
Home equity loans	8	12
Consumer credit card	13	12
Other consumer-exit portfolios	1	2
Other consumer	12	13
Total consumer	101	134
	$105	$140
Non-performing loans(1) to loans and non-performing loans held for sale	0.52%	0.53%
Non-performing assets(1) to loans, foreclosed properties, and non-performing loans held for sale	0.54%	0.54%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $26 million at September 30, 2022 and $49 million at December 31, 2021.
Non-performing loans at September 30, 2022 increased compared to year-end levels, primarily driven by increases in certain commercial segments exhibiting signs of stress including administrative, support, waste and repair, agriculture, business offices, healthcare, and manufacturing. The increases were partially offset by improvements in the energy, restaurant, accommodation and lodging, and utilities industry segments.

Economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations, and further analysis of hurricane exposures will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 13— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$368	$3	$80	$451
Additions	326	58	—	384
Net payments/other activity	(102)	—	(12)	(114)
Return to accrual	(148)	—	—	(148)
Charge-offs on non-accrual loans(2)	(61)	—	—	(61)
Transfers to held for sale(3)	(12)	—	—	(12)
Transfers to real estate owned	(3)	—	—	(3)
Sales	—	(2)	—	(2)
Balance at end of period	$368	$59	$68	$495

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$524	$114	$107	$745
Additions	379	4	—	383
Net payments/other activity	(242)	(1)	(19)	(262)
Return to accrual	(116)	—	—	(116)
Charge-offs on non-accrual loans(2)	(92)	(19)	—	(111)
Transfers to held for sale(3)	(13)	(94)	—	(107)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of period	$438	$4	$88	$530
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
GOODWILL
Goodwill totaled $5.7 billion at both September 30, 2022 and December 31, 2021. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 for the methodologies and assumptions used in the goodwill impairment analysis.

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
The following table summarizes deposits by category:
Table 14—Deposits

	September 30, 2022	December 31, 2021
	(In millions)
Non-interest-bearing demand	$54,996	$58,369
Interest-bearing checking	26,500	28,018
Savings	16,083	15,134
Money market—domestic	32,444	31,408
Time deposits	5,355	6,143
Total deposits	$135,378	$139,072
Total deposits at September 30, 2022 decreased approximately $3.7 billion compared to year-end 2021 levels, as trends have largely returned to the seasonal deposit patterns observed prior to the pandemic. The declines in non-interest bearing demand and interest-bearing checking accounts were primarily driven by corporate and wealth management customers continuing to reduce excess balances accumulated over the past two years. With recent increases in market interest rates, corporate customers have experienced some remixing into higher-yielding deposit accounts which contributed to the increases in savings and money market accounts. Consumer balances have increased across all account types due to seasonality, which partially offset the declines in non-interest-bearing demand and interest-bearing checking accounts and further contributed to the increases in savings and money market accounts. The decrease in time deposits was driven by a decline in accounts acquired through EnerBank as these deposits are not being replaced when they mature.
LONG-TERM BORROWINGS
Table 15—Long-Term Borrowings

	September 30, 2022	December 31, 2021
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$747	$746
1.80% senior notes due August 2028	645	645
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	154	154
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(168)	(34)
	1,776	1,909
Regions Bank:
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	498	498
Total consolidated	$2,274	$2,407
Long-term borrowings decreased by approximately $133 million since year-end 2021 due to valuation adjustments. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB, which is currently not being utilized.

SHAREHOLDERS’ EQUITY
Shareholders’ equity was $15.2 billion at September 30, 2022 compared to $18.3 billion at December 31, 2021. During the first nine months of 2022, net income increased shareholders' equity by $1.6 billion, cash dividends on common stock reduced shareholders' equity by $505 million, and cash dividends on preferred stock reduced shareholders' equity by $74 million. Changes in AOCI decreased shareholders' equity by $3.9 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of significant changes in market interest rates during the nine months ended September 30, 2022. Common stock repurchased during the first nine months of 2022 decreased shareholders' equity $230 million. These shares were immediately retired and therefore are not included in treasury stock.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At September 30, 2022, the net impact of the add-back on CET1 was approximately $306 million, or approximately 25 basis points. The add-back amount will decrease by approximately $100 million or 10 basis points in both 2023 and 2024.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 16—Basel III Regulatory Capital Requirements

	September 30, 2022 Ratio (1)	December 31, 2021 Ratio	Minimum Requirement	To Be Well Capitalized
Common equity Tier 1 capital:
Regions Financial Corporation	9.29%	9.57%	4.50%	N/A
Regions Bank	10.66	11.05	4.50	6.50%
Tier 1 capital:
Regions Financial Corporation	10.62%	11.03%	6.00%	6.00%
Regions Bank	10.66	11.05	6.00	8.00
Total capital:
Regions Financial Corporation	12.25%	12.74%	8.00%	10.00%
Regions Bank	11.96	12.38	8.00	10.00
Leverage capital:
Regions Financial Corporation	8.48%	8.08%	4.00%	N/A
Regions Bank	8.52	8.09	4.00	5.00%
_______
(1)The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.
See the "Third Quarter Overview" section for details on expectations of a range for CET1.
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
Table 17—Credit Ratings

As of September 30, 2022
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	BBB+	AL
Subordinated debt	BBB	Baa1	BBB	BBBH
Regions Bank
Short-term	A-2	P-1	F1	R-IL
Long-term bank deposits	N/A	A1	A-	A
Senior unsecured debt	A-	Baa1	BBB+	A
Subordinated debt	BBB+	Baa1	BBB	AL
Outlook	Stable	Stable	Positive	Positive
_________
N/A - Not applicable.
On October 14, 2022, Fitch upgraded Regions' long-term issuer default rating and senior unsecured debt ratings to A- from BBB+, subordinated debt rating to BBB+ from BBB, and changed the Outlook to Stable from Positive citing the Company's strong earnings power and improved risk profile. Additionally, Regions Bank's senior unsecured debt rating was upgraded to A- from BBB+, the long-term bank deposits rating was upgraded to A from A-, and the subordinated debt rating was upgraded to BBB+ from BBB.
In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the 2021 Annual Report on Form 10-K for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which excludes certain adjustments that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include "adjusted net loan charge-offs", "adjusted net loan charge-offs as a percent of average loans, annualized", “adjusted non-interest expense", "adjusted non-interest income", "adjusted total revenue", "adjusted total revenue, taxable-equivalent basis", and "adjusted operating leverage ratio". Regions believes that excluding certain items provides a meaningful base for period-to-period comparison, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results
•Presentations to investors of Company performance

•Metrics for incentive compensation
Net loan charge-offs (GAAP) are presented excluding adjustments to arrive at adjusted net loan-charge offs (non-GAAP). Adjusted net loan charge-offs as a percentage of average loans (non-GAAP) are calculated as adjusted net loan charge-offs (non-GAAP) divided by average loans (GAAP) and annualized. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP). Net interest income (GAAP) is presented with taxable-equivalent adjustments to arrive at net interest income on a taxable-equivalent basis (GAAP). Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP). Net interest income (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue (non-GAAP). Net interest income on a taxable-equivalent basis (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP). The adjusted operating leverage ratio (non-GAAP), which is a measure of productivity, is calculated as the year over year percentage change in adjusted total revenue on a taxable-equivalent basis (non-GAAP) less the year over year percentage change in adjusted total non-interest expense (non-GAAP). Management uses this ratio to monitor performance and believes it provides meaningful information to investors.
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
The following tables provide: 1) a reconciliation of net loan charge-offs (GAAP) to adjusted net loan charge-offs (non-GAAP), 2) a computation of adjusted net loan charge-offs as a percentage of average loans, annualized (non-GAAP), 3) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 4) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 5) a computation of adjusted total revenue (non-GAAP), 6) a computation of adjusted total revenue on a taxable-equivalent basis (non-GAAP) and 7) presentation of the operating leverage ratio (GAAP) and the adjusted operating leverage ratio (non-GAAP).
Table 18—GAAP to Non-GAAP Reconciliations

	Nine Months Ended September 30
	2022	2021
	(Dollars in millions)
ADJUSTED NET CHARGE-OFFS AND RATIO
Net loan charge-offs (GAAP)	$194	$160
Less: charge-offs associated with the sale of unsecured consumer loans (1)	63	—
Adjusted net loan charge-offs (non-GAAP)	$131	$160

Average loans, net of unearned income, outstanding for the period (GAAP)	$91,112	$84,214

Adjusted net loan charge-offs as a percentage of average loans, annualized (non-GAAP) (2)	0.19%	0.25%
_____
(1)At the end of the third quarter of 2022, the Company made the strategic decision to sell certain unsecured consumer loans. These loans were marked down to fair value through net charge-offs.
(2)Amounts have been calculated using whole dollar values.

		Three Months Ended September 30		Nine Months Ended September 30
		2022	2021	2022	2021
		(Dollars in millions)
ADJUSTED REVENUE AND OPERATING LEVERAGE RATIOS
Non-interest expense (GAAP)	A	$1,170	$938	$3,051	$2,764
Adjustments:
Contribution to Regions' Financial Corporation foundation		—	—	—	(3)
Branch consolidation, property and equipment charges		(3)	—	2	(5)
Salary and employee benefits—severance charges		—	—	—	(5)
Loss on early extinguishment of debt		—	(20)	—	(20)
Professional, legal and regulatory expenses (1)		(179)	—	(179)	—
Adjusted non-interest expense (non-GAAP)	B	$988	$918	$2,874	$2,731
Net interest income (GAAP)	C	$1,262	$965	$3,385	$2,895
Taxable-equivalent adjustment (GAAP)		12	11	34	34
Net interest income, taxable-equivalent basis (GAAP)	D	$1,274	$976	$3,419	$2,929
Non-interest income (GAAP)	E	$605	$649	$1,829	$1,909
Adjustments:
Securities (gains) losses, net		1	(1)	1	(3)
Gain on equity investment		—	—	—	(3)
Leveraged lease termination gains		—	(2)	(1)	(2)
Bank owned life insurance (2)		—	—	—	(18)
Adjusted non-interest income (non-GAAP)	F	$606	$646	$1,829	$1,883
Total revenue	C+E=G	$1,867	$1,614	$5,214	$4,804
Adjusted total revenue (non-GAAP)	C+F=H	$1,868	$1,611	$5,214	$4,778
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,879	$1,625	$5,248	$4,838
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,880	$1,622	$5,248	$4,812
Operating leverage ratio (GAAP) (3)				(1.9)%	0.2%
Adjusted operating leverage ratio (non-GAAP) (3)				3.9%	0.3%
_____
(1)In the third quarter of 2022, the Company incurred settlement expenses related to a previously disclosed matter with the CFPB.
(2)During the second quarter of 2021, the Company recognized an individual BOLI claim benefit, which is a tax-fee gain.
(3)Amounts have been calculated using whole dollar values.

OPERATING RESULTS
NET INTEREST INCOME AND MARGIN
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	2.43%	$2	$—	0.18%
Debt securities (2)	32,101	171	2.12	29,308	135	1.85
Loans held for sale	539	8	6.09	1,044	7	2.64
Loans, net of unearned income (3)(4)	94,684	1,084	4.53	83,350	858	4.07
Interest-bearing deposits in other banks	14,353	81	2.25	25,144	9	0.15
Other earning assets	1,379	11	3.34	1,303	8	2.06
Total earning assets	143,057	1,355	3.76	140,151	1,017	2.88
Unrealized gains/(losses) on securities available for sale, net (2)	(2,389)			674
Allowance for loan losses	(1,432)			(1,581)
Cash and due from banks	2,291			1,937
Other non-earning assets	16,895			14,449
	$158,422			$155,630
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$16,176	5	0.11	$14,328	4	0.13
Interest-bearing checking	26,665	22	0.33	25,277	2	0.03
Money market	31,520	17	0.22	30,765	2	0.02
Time deposits	5,351	6	0.45	4,527	7	0.55
Other deposits	—	—	—	1	—	1.50
Total interest-bearing deposits (5)	79,712	50	0.25	74,898	15	0.08
Other short-term borrowings	30	—	0.23	—	—	—
Long-term borrowings	2,319	31	5.39	2,774	26	3.65
Total interest-bearing liabilities	82,061	81	0.39	77,672	41	0.20
Non-interest-bearing deposits (5)	55,806	—	—	56,999	—	—
Total funding sources	137,867	81	0.23	134,671	41	0.12
Net interest spread (2)			3.36			2.67
Other liabilities	4,082			2,506
Shareholders’ equity	16,473			18,453
	$158,422			$155,630
Net interest income /margin on a taxable-equivalent basis (6)		$1,274	3.53%		$976	2.76%
________
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on loans, net of unearned income, includes hedging income of zero for the three months ended September 30, 2022 and $108 million for the three months ended September 30, 2021. Interest income on loans, net of unearned income, also includes net loan fees of $15 million and $34 million for the three months ended September 30, 2022 and 2021, respectively.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Total deposit costs are calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.15% and 0.04% for the three months ended September 30, 2022 and 2021, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2022			2021
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	1.08%	$4	$—	0.14%
Debt securities (2)	30,968	466	2.00	28,381	399	1.88
Loans held for sale	674	27	5.39	1,341	31	3.07
Loans, net of unearned income (3)(4)	91,112	2,914	4.26	84,214	2,584	4.08
Interest-bearing deposits in other banks	21,023	139	0.89	21,695	20	0.13
Other earning assets (5)	1,378	38	3.67	1,293	25	2.51
Total earning assets	145,156	3,584	3.29	136,928	3,059	2.97
Unrealized gains (losses) on securities available for sale, net (2)	(1,689)			722
Allowance for loan losses	(1,441)			(1,870)
Cash and due from banks	2,293			1,987
Other non-earning assets	16,328			14,553
	$160,647			$152,320
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$15,974	15	0.12	$13,535	14	0.14
Interest-bearing checking	27,319	30	0.15	24,835	6	0.03
Money market	31,423	23	0.10	30,322	7	0.03
Time deposits	5,617	15	0.36	4,830	24	0.65
Other deposits	—	—	—	3	—	1.20
Total interest-bearing deposits (5)	80,333	83	0.14	73,525	51	0.09
Other short-term borrowings	16	—	0.34	—	—	—
Long-term borrowings	2,345	82	4.66	2,954	79	3.55
Total interest-bearing liabilities	82,694	165	0.27	76,479	130	0.23
Non-interest-bearing deposits (5)	57,603	—	—	55,163	—	—
Total funding sources	140,297	165	0.16	131,642	130	0.13
Net interest spread (2)			3.02			2.75
Other liabilities	3,490			2,513
Shareholders’ equity	16,860			18,165
	$160,647			$152,320
Net interest income /margin on a taxable-equivalent basis (6)		$3,419	3.15%		$2,929	2.86%
________
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Interest income on loans, net of unearned income, includes hedging income of $188 million and $314 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income on loans, net of unearned income, also includes $49 million and $108 million in net loan fees for the nine months ended September 30, 2022 and 2021,
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Total deposit costs are calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.08% and 0.05% for the nine months ended September 30, 2022 and 2021, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income is Regions' principal source of income and is one of the most important elements of Regions' ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates, and in the first nine months of 2022, the FOMC increased the Fed funds rate by 300 basis points with the potential for additional rate increases in the remaining quarter of 2022.
Net interest income (taxable-equivalent basis) increased in the third quarter and first nine months of 2022 compared to the same periods in 2021. The increases in net interest income were driven primarily by higher interest rates and continued average loan growth, which included consumer home improvement loans from the fourth quarter 2021 acquisition of EnerBank. Also contributing to the increases were larger securities portfolio balances. Increases in average deposit balances and costs, as well as a decline in PPP forgiveness income in the third quarter and the first nine months of 2022 partially offset the increases to net interest income.

Net interest margin also increased in the third quarter and first nine months of 2022 compared to the same periods in 2021, driven primarily by higher market interest rates and the addition of higher-yielding consumer home improvement loans from the acquisition of EnerBank in the fourth quarter of 2021. Also contributing to the increases were declining cash balances, and contractual loan and cash repricing outpacing the increase in deposit costs.
See the "Third Quarter Overview" section for the Company's expectations for interest income as a component of total revenue. See also the "Market Risk-Interest Rate Risk" section below for additional information.
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
Exposure to Interest Rate Movements—As of September 30, 2022, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending September 2023.
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
In the third quarter of 2022, Regions experienced a slight decline in low-cost deposits acquired through the pandemic. Retention of these deposits remains uncertain and some amount may be more rate sensitive in a rising rate environment. Therefore, additional sensitivity analysis focused on pandemic-related "surge" deposit pricing behavior and retention is outlined in Table 20.
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
The interest rate sensitivity analysis presented below in Table 20 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with monetary policy tightening on the pace of interest rate movement and industry liquidity levels, management evaluates the impact to its sensitivity analysis from these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.

The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. The behavior of pandemic-related "surge" deposits under a rising rate scenario is uncertain. Since year-end 2019, the last period-end free from the effects of the pandemic, deposit balances have increased by approximately $37 billion, exclusive of deposits acquired in the EnerBank acquisition, and approximately $22 billion of the increase was determined to be attributable to pandemic-related "surge" deposits. Therefore, Table 20 includes two balance sheet scenarios to help inform a potential range of outcomes. The first is an opportunity scenario, and assumes that these deposits behave more like stable, legacy balances, which is consistent with historical disclosures. The second scenario assumes that these depositors will be more sensitive to rate, requiring a higher interest rate in order to hold their balances with the bank. These deposits, including non-interest bearing products, are attributed with an approximate 70 percent repricing beta in rising rate scenarios but assumes an accelerated attrition profile. Importantly, the impact to net interest income under a changing rate environment is the same whether the "surge" deposit balances are held at a higher beta or the balances attrite and the funding is replaced with wholesale sources. Given the evolving nature of the environment, estimates have been conservatively derived. Should the balances remain with the Company longer or demonstrate less sensitivity to interest rates, there is potential for upside (e.g. the opportunity scenario). The disclosure in Table 20 does not prescribe a view as to the longevity of surge deposits on the balance sheet.
The behavior of deposit pricing in response to changes in interest rate levels is largely informed by analyses of prior rate cycles. In both the base case and the Scenario One gradual +100 basis point shock scenarios in Table 20, interest-bearing deposits reprice using an approximately 30 to 40 percent cumulative beta. The deposit beta model is dynamic across both interest rate level and time. Again, the "surge" deposit interest-bearing deposit beta is bookended in each scenario, assuming legacy betas and a 70 percent beta, respectively. Deposit pricing outperformance or underperformance of 5 percent in that scenario would increase or decrease net interest income by approximately $39 million, respectively.
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
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. Some forward-starting swaps have starting dates beyond the next 12 months. Therefore, while the impact of hedges on reported exposure is limited, they will meaningfully reduce the net interest income sensitivity to changes in market interest rates over the coming year as they enter the measurement window. More information regarding hedges is disclosed in Table 21 and its accompanying description.
Table 20—Interest Rate Sensitivity

	Scenario One: Estimated Annual Change in Net Interest Income September 30, 2022(1)(2)(3)	Scenario Two: Estimated Annual Change in Net Interest Income September 30, 2022 (1)(2)(4)
	(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$346	$183
+ 100 basis points	182	100
- 100 basis points	(214)	(214)
- 200 basis points	(433)	(433)
Instantaneous Change in Interest Rates
+ 200 basis points	$395	$169
+ 100 basis points	219	106
- 100 basis points	(294)	(294)
- 200 basis points	(609)	(609)
_________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)Active cash flow hedges reflected within the measurement horizon (See Table 22 for additional information regarding hedge start and maturity dates).
(3)Scenario One assumes all deposits (including "surge" deposits) perform consistently with historical experiences.
(4)Scenario Two accounts for uncertainty in "surge" deposit balances (approximately $22 billion as of 9/30/2022) by assuming an accelerated attrition profile and and an approximate 70% beta on a declining amount of surge deposits.
Regions' comprehensive interest rate risk management approach uses derivatives, as discussed further below, and debt securities to manage its interest rate risk position.
As a result of the following transactions executed during the third quarter of 2022, the Company was able to add incremental asset sensitivity in the near-term and extend incremental downside rate protection over a longer horizon.

At the beginning of the third quarter, the Company terminated $2.5 billion in notional originally scheduled to mature at quarter end. Also, during the quarter, the Company repositioned existing cash flow swaps by unwinding and replacing $5 billion of notional to extend interest rate protection by lengthening the weighted average maturity by eight months.
In addition to the repositioning, the Company entered into additional forward-starting cash flow hedges to add protection during periods of time when the balance sheet is more exposed to interest rate declines, which included $500 million in forward-starting cash flow swaps that begin in January 2023 with six month maturities and $2 billion in forward-starting cash flow swaps that begin in 2025 with three year maturities. These additional hedges have a weighted average receive-fixed rate of 3.68 percent, paying overnight SOFR.
Subsequent to September 30, 2022, the Company continued to add cash flow hedges as a part of its hedging strategy. Regions entered into $1 billion in forward-starting cash flow swaps that begin in 2023 with six month maturities, and also entered into $1.5 billion in forward-starting cash flow swaps that begin in 2025 with three year maturities. The weighted average, receive-fixed rates on these cash flow hedges was 3.80 percent, paying overnight SOFR.
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

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 21—Hedging Derivatives by Interest Rate Risk Management Strategy

	September 30, 2022
		Weighted-Average
	Notional Amount	Maturity (Years)	Receive Rate(3)(4)	Pay Rate(3)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed - debt securities available for sale(1)(2)	$6,523	0.2	3.3%	0.8%
Receive fixed/pay variable - borrowed funds	1,400	4.0	0.6	2.9
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable - floating-rate loans(1)(2)(3)(4)	33,100	2.7	2.2	3.8
Total derivatives designated as hedging instruments	$41,023
_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional. For more information on notional by year, see Table 22.
(3)Variable rate indexes on hedge contracts reference a combination of short-term benchmarks, primarily 1-month LIBOR with approximately $11.0 billion of hedges paying SOFR.
(4)$20.0 billion of the cash flow swaps were transacted in 2022 with a receive rate of 3.09%, mostly paying overnight SOFR; 3.20% LIBOR equivalent.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly periods in 2022 and later annual periods. Asset hedge notional amounts mature prior to the end of 2031, with an immaterial amount of notional maturing in early 2032.
Table 22—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarter Ended (1)	Years Ended
	12/31/2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
	(in millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$11,988	$13,542	$20,535	$17,437	$10,784	$5,958	$1,660	$4	$—	$—
Receive variable/pay fixed swaps	5,299	—	—	—	—	15	23	23	23	23
Net receive fixed/pay variable swaps	$6,689	$13,542	$20,535	$17,437	$10,784	$5,943	$1,637	$(19)	$(23)	$(23)
_________
(1)All cash flow hedges are reflected within the 12-month measurement horizon and included in income sensitivity levels as disclosed in Table 20.
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
LIBOR TRANSITION
On March 5, 2021, the FCA announced that LIBOR would not be available for use after December 31, 2021 and would not be published after June 30, 2023. Regions ceased origination of all new LIBOR-based lending on December 31, 2021. Existing contracts referencing USD LIBOR settings must be remediated no later than June 30, 2023. Regions holds instruments that may be impacted by the discontinuance of LIBOR, including loans, investments, derivative products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. The Company has established a LIBOR Transition Program, which includes dedicated leadership and staff, with all relevant business lines and support groups engaged. As part of this program, the Company continues to identify, assess, and monitor risks associated with the discontinuation of LIBOR. Steps to mitigate risks associated with the transition are being overseen by Regions’ Executive LIBOR Steering Committee. Regions is following industry efforts to develop alternative reference rates and has been offering new benchmarks as they are adopted by regulatory agencies and industry groups.
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
•The discontinuation of LIBOR-based commercial lending on December 31, 2021, consistent with regulatory guidelines.
Regions continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. Regions has also implemented processes to educate all client-facing associates and coordinate communications with customers regarding the transition.
Regions has exposure to LIBOR-based products throughout several lines of business. As of September 30, 2022, Regions had the following exposures that reference LIBOR:
•Approximately $18.4 billion of total commercial and investor real estate loans, of which approximately $15.9 billion mature after June 30, 2023;
•Approximately $732 million of total consumer loans, all of which mature after June 30, 2023;
•Securities within the investment portfolio of approximately $245 million, all of which mature after June 30, 2023;
•Notional amount of interest rate derivatives totaling approximately $100.0 billion, of which approximately $74.2 billion mature after June 30, 2023;
•Series B and C preferred stock with total carrying values of $433 million and $490 million, respectively, that reference LIBOR when their dividend rate begins to float after LIBOR is no longer published.
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
Regions' operation of its business provides a generally balanced liquidity base which is comprised of customer assets, consisting principally of loans, and funding provided by customer deposits and borrowed funds. Maturities in the loan portfolio provide a steady flow of funds, and are supplemented by Regions' deposit base.

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
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2022, Regions had approximately $13.5 billion in cash on deposit with the FRB and other depository institutions, a decrease from approximately $28.1 billion at December 31, 2021, as cash balances have been used to fund loan growth and for securities purchases in the first nine months of 2022. The average balance held with the FRB was approximately $14.4 billion and $25.1 billion for the three months ended September 30, 2022 and 2021, respectively. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of September 30, 2022, based on assets pledged as collateral on that date, was $14.1 billion.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2022, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $15.6 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain eligible securities and loans as collateral for FHLB advances and future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.4 billion at September 30, 2022. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management’s judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $135 million in the third quarter of 2022 compared to a benefit from credit losses of $155 million during the third quarter of 2021. The provision for credit losses totaled $159 million for the first nine months of 2022 compared to a benefit from credit losses of $634 million for the first nine months of 2021. Refer to the "Allowance" section for further detail.
NON-INTEREST INCOME
Table 23—Non-Interest Income

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2022 vs. 9/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$156	$162	$(6)	(3.7)%
Card and ATM fees	126	129	(3)	(2.3)%
Capital markets income	93	87	6	6.9%
Investment management and trust fee income	74	69	5	7.2%
Mortgage income	37	50	(13)	(26.0)%
Investment services fee income	34	26	8	30.8%
Commercial credit fee income	26	23	3	13.0%
Bank-owned life insurance	15	18	(3)	(16.7)%
Market value adjustments on employee benefit assets - other	(5)	5	(10)	(200.0)%
Securities gains (losses), net	(1)	1	(2)	(200.0)%
Other miscellaneous income	50	79	(29)	(36.7)%
	$605	$649	$(44)	(6.8)%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2022 vs. 9/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$489	$482	$7	1.5%
Card and ATM fees	383	372	11	3.0%
Capital markets income	278	248	30	12.1%
Investment management and trust fee income	221	204	17	8.3%
Mortgage income	132	193	(61)	(31.6)%
Investment services fee income	90	78	12	15.4%
Commercial credit fee income	71	68	3	4.4%
Bank-owned life insurance	45	68	(23)	(33.8)%
Market value adjustments on employee benefit assets - other	(36)	20	(56)	(280.0)%
Gain on equity investment	—	3	(3)	(100.0)%
Securities gains (losses), net	(1)	3	(4)	(133.3)%
Other miscellaneous income	157	170	(13)	(7.6)%
	$1,829	$1,909	$(80)	(4.2)%
Service charges on deposit accounts—Service charges on deposit accounts include non-sufficient fund and overdraft fees, corporate analysis service charges, overdraft protection fees and other customer transaction-related service charges. Service charges for the third quarter of 2022 have been impacted by overdraft-related policy enhancements implemented in mid-June 2022. See the "Third Quarter Overview" section for the Company's 2022 expectations for service charges.
Capital markets income—Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased in the nine months ended September 30, 2022 compared to the same period in 2021 driven primarily by increases in commercial swap income and real estate capital markets revenue. The increase in commercial swap income benefited from positive credit/debit valuation adjustments due to rate and spread movements. Also of note, for the nine months ended September 30, 2022, capital markets income includes revenue from the fourth quarter 2021 acquisition of Sabal. These increases were partially offset by declines in securities underwriting and placement fees and M&A advisory fees. M&A advisory fees were impacted by timing delays due to market volatility.
Investment management and trust fee income—Investment management and trust fee income represents income from asset management services provided to individuals, businesses and institutions.
Mortgage income—Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decreases in mortgage income in the third quarter of 2022 and nine months ended September 30, 2022 compared to the same periods in 2021 were due primarily to lower mortgage production as a result of higher interest rates. The decline in production and sales was partially offset by an increase in servicing income and improvement in the valuation of mortgage servicing rights and related hedges. Mortgage income for the nine months ended September 30, 2022 also includes approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools in the first quarter of 2022.
Investment services fee income—Investment services fee income represents income earned from investment advisory services. Investment services fee income increased in the third quarter of 2022 and the first nine months of 2022 compared to the same periods in 2021 due primarily to the rising interest rate environment, which has driven increases in fixed annuity rates and the related investment income. Also contributing was a slight increase in the number of financial advisors.
Bank-owned life insurance—Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance decreased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an $18 million individual BOLI claim benefit recognized in the second quarter of 2021.
Market value adjustments on employee benefit assets—Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee and director benefits. Market value adjustments on employee benefit assets decreased in the third quarter of 2022 and nine months ended September 30, 2022 compared to the same periods in 2021 due to market volatility. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities gains (losses), net—Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section for additional information.
Other miscellaneous income—Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item shown separately above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the third quarter of 2022 compared to the same period in 2021 primarily due to a decline in commercial loan and leasing related fee income, SBIC income, and adjustments to increase the values of other equity investments in the third quarter of 2021.

NON-INTEREST EXPENSE
Table 24—Non-Interest Expense

	Three Months Ended September 30		Quarter-to-Date Change 9/30/2022 vs. 9/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$593	$552	$41	7.4%
Equipment and software expense	98	90	8	8.9%
Net occupancy expense	76	75	1	1.3%
Outside services	40	38	2	5.3%
Marketing	29	23	6	26.1%
Professional, legal and regulatory expenses	199	21	178	NM
Credit/checkcard expenses	13	16	(3)	(18.8)%
FDIC insurance assessments	16	11	5	45.5%
Visa class B shares expense	3	4	(1)	(25.0)%
Loss on early extinguishment of debt	—	20	(20)	(100.0)%
Branch consolidation, property and equipment charges	3	—	3	NM
Other miscellaneous expenses	100	88	12	13.6%
	$1,170	$938	$232	24.7%

	Nine Months Ended September 30		Year-to-Date Change 9/30/2022 vs. 9/30/2021
	2022	2021	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,714	$1,630	$84	5.2%
Equipment and software expense	290	269	21	7.8%
Net occupancy expense	226	227	(1)	(0.4)%
Outside services	116	115	1	0.9%
Marketing	75	74	1	1.4%
Professional, legal and regulatory expenses	240	65	175	269.2%
Credit/checkcard expenses	52	47	5	10.6%
FDIC insurance assessments	43	32	11	34.4%
Visa class B shares expense	17	14	3	21.4%
Loss on early extinguishment of debt	—	20	(20)	(100.0)%
Branch consolidation, property and equipment charges	(2)	5	(7)	(140.0)%
Other miscellaneous expenses	280	266	14	5.3%
	$3,051	$2,764	$287	10.4%
______
NM - Not Meaningful
Salaries and employee benefits—Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Full-time equivalent headcount increased to 19,950 at September 30, 2022 from 18,963 at September 30, 2021, primarily due to the additional 620 associates from acquisitions in the fourth quarter of 2021. Salaries and employee benefits expense increased in the third quarter of 2022 and the first nine months of 2022 compared to the same periods in 2021 also due to annual merit increases that occurred early in the second quarter of 2022. These increases were partially offset by a decline in benefits expenses.
Professional, legal and regulatory expenses—Professional, legal, and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal, and regulatory expenses increased in the third quarter and the first nine months of 2022 compared to the same periods in 2021 primarily due to a settlement reached with the CFPB in the third quarter of 2022 related to a previously disclosed matter. See Note 11 "Commitments, Contingencies and Guarantees" for more detail.
Marketing—Marketing consists of advertising, market research, and public relations expenses. Marketing increased during the third quarter compared to the same period in 2021 due to the timing of marketing campaigns.
Loss on early extinguishment of debt—During the third quarter of 2021, Regions redeemed its 3.80% senior bank notes and incurred related early extinguishment pre-tax charges totaling $20 million.
Branch consolidation, property and equipment charges—Branch consolidation, property and equipment charges include valuation adjustments related to owned branches when the decision to close them is made. Accelerated depreciation and lease write-off charges are recorded for leased branches through and at the actual branch close date. Branch consolidation, property and equipment charges also include costs related to occupancy optimization initiatives. Branch consolidation, property and equipment charges in the nine months ended 2022 include gains recognized on the disposition of branch properties in the second quarter of 2022.
Other miscellaneous expenses—Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expense increased in the third quarter of 2022 compared to the same period in 2021 primarily due to increases in intangible asset amortization related to the fourth quarter 2021 acquisitions, travel related expenses and other miscellaneous expenses. These increases were partially offset by a decrease in pension-related expenses.
INCOME TAXES
The Company’s income tax expense for the three months ended September 30, 2022 was $133 million compared to $180 million for the three months ended September 30, 2021, resulting in effective tax rates of 23.7 percent and 21.7 percent, respectively. The increase in effective tax rate for the three months ended September 30, 2022 compared to the same period in 2021 is primarily due to the nondeductible nature of a portion of the settlement reached in the third quarter of 2022. See Note 11 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for further details. The income tax expense for nine months ended September 30, 2022 was $444 million compared to $591 million for the nine months ended September 30, 2021, resulting in effective tax rates of 22.2 percent and 22.1 percent, respectively. See the "Third Quarter Overview" for the Company's near-term expectations for future tax rates.
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
At September 30, 2022, the Company reported a net deferred tax asset of $1.0 billion compared to a net deferred tax liability of $306 million at December 31, 2021. The change in the net deferred tax position was due primarily to the deferred tax impact of increases in unrealized losses on securities available for sale and derivative instruments arising during the period.
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
Fair value estimates are considered preliminary as of September 30, 2022. Fair value estimates, including acquired assets and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.

Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the third quarter of 2022, Regions continued to integrate EnerBank and Sabal into its internal control environment. During the quarter ended September 30, 2022, there were no other changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the our products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for our investment securities and other interest-earning assets. In response to sustained inflationary pressures, the Federal Reserve increased interest rates by 25 basis points on March 16, 2022, by 50 basis points on May 4, 2022, by 75 basis points on June 15, 2022, by 75 basis points on July 27, 2022, by 75 basis points on September 21, 2022, and by an additional 75 basis points on November 2, 2022. The Federal Reserve has also signaled its intention to continue to raise interest rates over the course of 2022 and has announced that it will begin to taper its purchases of agency mortgage-backed securities and treasury securities. To the extent these policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.
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
The low benchmark federal funds interest rate of the last several years implemented in response to the COVID-19 pandemic is ending. The Federal Reserve increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022, by 50 basis points on May 4, 2022, by 75 basis points on June 15, 2022, by 75 basis points on July 27, 2022, by 75 basis points on September 21, 2022 and by an additional 75 basis points on November 2, 2022. The Federal Reserve has signaled that there will be additional federal funds interest rate increases during the remainder of 2022. While an increasing rate environment would have a positive impact on net interest income, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may also be adversely affected as a result. Conversely, should interest rates move lower, we would expect modest declines in net interest income over the next twelve months given the protection that remains in place from the Company’s interest rate hedging program.
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
During the three months ended September 30, 2022, Regions did not repurchase any outstanding common stock.

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

101
The following materials from Regions' Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 3, 2022	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)