Form 10-K
period 2022-12-31
REGIONS FINANCIAL CORP
filed 2023-02-24
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Common Stock, $.01 par value—$17,100,675,350 as of June 30, 2022.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—934,561,674 shares issued and outstanding as of February 22, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 2023 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent described therein.

REGIONS FINANCIAL CORPORATION
FORM 10-K

Glossary of Defined Terms
Agencies - collectively, FNMA, FHLMC, and GNMA.
ACL - Allowance for credit losses.
ALCO - Asset/Liability Management Committee.
ALLL - Allowance for loan and lease losses.
Allowance - Allowance for credit losses.
AMLA - Anti-Money Laundering Act of 2020
AOCI - Accumulated other comprehensive income.
ASC - Accounting Standards Codification
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
CCPA - California Privacy Rights Act.
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
DEI - Diversity, Equity & Inclusion

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
FRB - Federal Reserve Bank.
FS-ISAC - Financial Services - Information Sharing & Analysis Center.
FTP - Funds Transfer Pricing.
GAAP - Generally Accepted Accounting Principles in the United States.
GDP - Gross domestic product.
GLBA - Gramm-Leach-Bliley Act.
GNMA - Government National Mortgage Association, known as Ginnie Mae.
GSE - Government-Sponsored Enterprise.
G-SIB - Globally Systemically Important Bank Holding Company.
HPI - Housing price index.
HUD - U.S. Department of Housing and Urban Development.
HCM - Human Capital Management.
IOSCO - International Organization of Securities Commissions.
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
PCAOB - Public Company Accounting Oversight Board.
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
TAL - Total trading assets and liabilities.
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

PART I
Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Forward-looking statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:
•Current and future economic and market conditions in the United States generally or in the communities we serve (in particular the Southeastern United States), including the effects of possible declines in property values, increases in interest rates and unemployment rates, inflation, financial market disruptions and potential reductions of economic growth, which may adversely affect our lending and other businesses and our financial results and conditions.
•Possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, which could have a material adverse effect on our businesses and our financial results and conditions.
•Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity.
•The impact of pandemics, including the COVID-19 pandemic, on our businesses, operations, and financial results and conditions. The duration and severity of any pandemic could disrupt the global economy, adversely affect our capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase our allowance for credit losses, impair collateral values, and result in lost revenue or additional expenses.
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
•Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally.
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
•The risks and uncertainties related to our acquisition or divestiture of businesses and risks related to such acquisitions, including that the expected synergies, cost savings and other financial or other benefits may not be realized within expected timeframes, or might be less than projected; and difficulties in integrating acquired businesses.
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
•Our ability to identify and address operational risks associated with the introduction of or changes to products, services, or delivery platforms.
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
•The effects of anti-takeover laws and exclusive forum provision in our certificate of incorporation and bylaws.
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

Item 1. Business
Regions Financial Corporation is a FHC headquartered in Birmingham, Alabama operating in the South, Midwest and Texas. In addition, Regions operates several offices delivering specialty capabilities in New York, Washington D.C., Chicago and other locations nationwide. Regions provides financial solutions for a wide range of clients including retail and mortgage banking services, commercial banking services and wealth and investment services. Further, Regions and its subsidiaries deliver specialty capabilities including merger and acquisition advisory services, capital markets solutions, home improvement lending and others. At December 31, 2022, Regions had total consolidated assets of approximately $155.2 billion, total consolidated deposits of approximately $131.7 billion and total consolidated shareholders’ equity of approximately $15.9 billion.
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2022, Regions operated 2,039 ATMs and 1,286 total branch outlets primarily across the South, Midwest and Texas.
The following table reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Florida	275
Tennessee	200
Alabama	189
Georgia	116
Mississippi	101
Texas	90
Louisiana	83
Arkansas	58
Missouri	51
Illinois	41
Indiana	41
South Carolina	18
Kentucky	10
North Carolina	7
Iowa	5
Utah	1
Total	1,286
Other Financial Services Operations
In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:
Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, both wholly-owned subsidiaries of Regions Bank, provide equipment financing products focusing on commercial clients. Ascentium Capital, also a wholly-owned subsidiary of Regions Bank, provides financing of essential-use equipment for small business customers through a technology-enabled model that delivers same-day credit decisions and funding.
Sabal Capital Partners, LLC, is a wholly-owned subsidiary of Regions Bank headquartered in Irvine, California, and is a national commercial real estate lender.
Regions Affordable Housing LLC is a wholly-owned subsidiary of Regions Bank headquartered in Great Neck, New York, and engages in low income housing tax credit corporate fund syndication and asset management.
Regions Community Development Corporation, a wholly-owned subsidiary of Regions Bank, provides financing to qualifying customers under the CRA and also invests in CRA related projects.

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
BlackArch Partners LLC is a wholly-owned subsidiary of Regions and is headquartered in Charlotte, North Carolina. BlackArch Partners LLC and its broker-dealer subsidiary, BlackArch Securities LLC, offer merger and acquisition services to its institutional clients and commercial entities, as well as serving as a broker-dealer to commercial clients.
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
Supervision and Regulation
We are subject to the extensive regulatory framework applicable to BHCs and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC’s DIF and the banking system as a whole, and is not intended for the protection of shareholders or other investors.
Banking and other financial services statutes, regulations and policies are continually under review by United States Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Regions and its subsidiaries. Regions cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from changes in the U.S. presidential administration. Yet, such changes may have a material impact on Regions’ business, financial condition or results of operations. We will continue to evaluate the impact of any changes in law and any new regulations promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures and the requirements of the enhanced supervision provisions, among others.
The scope of the laws and regulations, and the intensity of the supervision to which Regions is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including technological factors, market changes, climate, as well as increased scrutiny and possible denials of bank mergers and acquisitions by federal banking regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector. Regions expects that its business will remain subject to extensive regulation and supervision.
The descriptions below summarize certain significant federal and state laws to which Regions is subject. These descriptions do not summarize all possible or proposed changes in laws or regulations and are are not intended to be substitute for the related statues or regulatory provisions. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
Overview
As a BHC Regions is subject to regulation under the BHC Act and to regulation, examination, and supervision by the Federal Reserve. Regions has elected to be treated as an FHC which allows it to engage in a broader range of activities than would otherwise be permissible for a BHC. The BHC Act provides for “umbrella” regulation of FHCs by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act also requires the Federal Reserve to examine any subsidiary of a BHC, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.
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

Regions Bank and its affiliates are also subject to supervision, regulation, and examination by the CFPB with respect to consumer protection laws and regulations.
Regions and certain of its subsidiaries and affiliates, including those that engage in derivatives transactions, securities underwriting, market making, brokerage, investment advisory, and insurance activities, are subject to other federal and state laws and regulations, as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, CFTC, FINRA, and the NYSE. Regions Bank is also subject to additional state and federal laws, as well as various compliance regulations, that govern its activities, the investments it makes, and the aggregate amount of loans that may be granted to one borrower.
Examinations by Region’s regulators consider not only compliance with applicable laws, regulations, and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management, and the board of directors, the effectiveness of internal controls, earnings, liquidity, and various other factors. Following those examinations, Regions and Regions Bank are assigned supervisory ratings. This supervisory framework, including the examination reports and supervisory ratings, which are considered confidential supervisory information, could materially impact the conduct, growth, and profitability of Region’s operations.
Under the Federal Reserve's Large Financial Institution Rating System, component ratings are assigned for capital planning, liquidity risk management, and governance and controls. To be considered "well managed" under this rating system, a firm must be rated "broadly meets expectations" or "conditionally meets expectations" for each of its three component ratings.
The results of examinations by any of Region’s federal bank regulators potentially can result in the imposition of significant limitations on Region’s activities and growth. These regulatory agencies generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity, including the imposition of substantial monetary penalties and non-monetary requirements against a regulated entity where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable laws or regulations, are conducted in an unsafe or unsound manner, or represent an unfair or deceptive act or practice.
Enhanced Prudential Standards and Regulatory Tailoring Rules
As a BHC with over $100 billion in total consolidated assets, we are subject to enhanced prudential standards and capital rules (the “Tailoring Rules”). The Tailoring Rules assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (1) cross-jurisdictional activity, (2) wSTWF, (3) non-bank assets, (4) off-balance sheet exposure, and (5) status as a U.S. G-SIB.
Under the Tailoring Rules, Regions and Regions Bank are each subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. Firms subject to Category IV standards are generally subject to the same capital and liquidity requirements as firms with less than $100 billion in total consolidated assets, but are, among other things, subject to certain enhanced prudential standards and also required to monitor and report certain risk-based indicators. Accordingly, under the Tailoring Rules, Category IV firms are, among other things, (1) not subject to LCR or NSFR requirements (or, in certain cases, subject to reduced requirements), (2) remain eligible to opt-out of the requirement to recognize most elements of AOCI in regulatory capital (3) not subject to company-run capital stress testing requirements, (4) subject to supervisory capital stress testing on a biennial instead of annual basis, (5) subject to requirements to develop and maintain a capital plan on an annual basis and (6) subject to certain liquidity risk management and risk committee requirements.
Permissible Activities under the BHC Act
The BHC Act limits the activities permissible for BHCs to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incidental thereto. A BHC electing to be treated as a FHC, like Regions, may also engage in a range of activities that are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments.
The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible activities if the FHC or any of its depository institution subsidiaries ceases to meet applicable eligibility requirements. The Federal Reserve may also impose corrective capital and/or managerial requirements on the FHC, and if deficiencies are persistent, may require the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a BHC electing to be treated as an FHC. Furthermore, if the Federal Reserve determines that an FHC has not maintained a CRA rating of at least “satisfactory,” the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.

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
The capital rules also require firms to maintain a buffer (referred to as the SCB) consisting of solely CET1 capital, in addition to the minimum risk-based requirements. Failure to satisfy the buffer requirement in full results in graduated constraints on capital distributions, including dividends and share repurchases, and discretionary executive compensation. The extent to which capital distributions will be constrained depends on the amount of the shortfall and the institution’s “eligible retained income,” which is defined as the greater of (1) a banking institution’s net income for the four preceding calendar quarters, net of any distributions to shareholders and associated tax effects not already reflected in net income, and (2) the average of a banking institution’s net income over the preceding four quarters. As a Category IV BHC, Regions' SCB is determined through the FRB’s CCAR supervisory stress tests which include analyses using baseline and severely adverse economic and financial scenarios Regions SCB requirement is determined by adding the FRB's modeled capital degradation, in the supervisory severely adverse scenario, plus four quarters of planned common stock dividends. As a Category IV BHC, the capital degradation component of the SCB is calculated every other year, in even-numbered years. During a year in which a Category IV bank does not undergo a supervisory stress test, the BHC will receive an updated SCB requirement that reflects the BHC's updated planned common stock dividends. A Category IV BHC is also able to elect to participate in the supervisory stress test in a year in which the BHC would not normally be subject to the supervisory stress test and consequently receive an updated SCB requirement. The SCB is subject to a 2.5 percent floor.
With the result of Regions' 2022 stress testing, finalized on August 4, 2022, the FRB announced that Regions' SCB for the fourth quarter of 2022 through the third quarter of 2023 is floored at 2.5 percent, the regulatory minimum. For Regions Bank, the buffer requirement is the 2.5 percent SCB.
See Note 12 "Regulatory Capital Requirements and Restrictions" in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for details on minimum capital ratios and those needed to be well capitalized.
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
As a Category IV BHC, Regions must also develop and maintain a capital plan, and must submit the capital plan to the FRB as part of the CCAR process. The CCAR process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. In addition, the FRB's capital plan rule relating to the CCAR process provides that a BHC must receive prior approval for any dividend, stock repurchase or other capital distribution if the BHC is required to resubmit its capital plan, subject to an exception for distributions on newly issued capital instruments. Among other circumstances, a BHC may be required to resubmit its capital plan in connection with certain acquisitions or dispositions.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. The Basel framework contemplates that national regulators would have implemented these standards by January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. The U.S. federal bank regulatory authorities have not yet proposed rules implementing the post-Basel III revisions for purposes of their risk-based capital ratios. Furthermore, under the current U.S. Basel III rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Regions or Regions Bank. The impact of these standards will depend on the manner in which they are implemented in the U.S. with respect to firms such as Regions and Regions Bank.
In addition, in December 2018, the U.S. federal banking agencies finalized rules that permit BHCs and banks to phase in, for regulatory capital purposes, the day-one impact of CECL on retained earnings over a period of three years. In response to the COVID-19 pandemic, in 2020, the U.S. federal banking agencies published another final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Regions adopted the capital transition relief over the permissible five-year period.
For more information, see the “Regulatory Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Liquidity Requirements
Under the Tailoring Rules, Category IV firms with less than $50 billion in wSTWF, including Regions and Regions Bank, are not subject to a LCR requirement or any NSFR requirement. However, BHCs that are Category IV firms are subject to minimum monthly liquidity buffers and liquidity stress testing requirements under the Federal Reserve’s enhanced prudential standards. Furthermore, as a Category IV firm, Regions is obligated, at a minimum, to: (i) calculate collateral positions monthly; (ii) establish a more limited set of liquidity risk limits ; (iii) monitor elements of intraday liquidity risk exposures; and (iv) report liquidity data on the FR 2052a on a monthly basis.
Resolution Planning
Category IV firms such as Regions are not required to submit resolution plans. The FDIC separately requires insured depositary institutions with $100 billion or more in total assets, such as Regions Bank, to submit to the FDIC periodic plans for resolution in the event of the bank’s failure. Regions Bank submitted it's most recent resolution plan in November 2022.
Enforcement Authority
The federal banking agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation, or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company, or terminate deposit insurance and appoint a conservator or receiver.
FDIA and Prompt Corrective Action
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2022, both Regions and Regions Bank were well-capitalized.
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

Safety and Soundness
The federal banking agencies have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.
During the past decade, properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, compliance and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. Regions Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.
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
Payment of Dividends by Regions. Payment of dividends to our shareholders is subject to the oversight of the Federal Reserve. In particular, the dividend policies and share repurchases of a large BHC, such as Regions, are reviewed by the Federal Reserve based on capital plans submitted as part of the CCAR process and may be constrained in certain scenarios. See “Capital Requirements” above.
Support of Subsidiary Banks
Under the Dodd-Frank Act, Regions is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary bank. This support may be required at times when Regions may not be inclined to provide it.
Limits on Loans to One Borrower and Loans to Insiders
Alabama banking law imposes limits on the amount of credit a bank can extend to any one person (or group of related persons). For Regions Bank, this limit includes credit exposures arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
Applicable banking laws and regulations also place restrictions on loans by FDIC-insured banks and their affiliates to their directors, executive officers and principal shareholders.

Lending Standards and Guidance
The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as Regions Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.
De Novo Branching and De Novo Banks
With the approval of applicable regulators, state banks may establish de novo branches in states other than their home state as if such state was the bank’s home state.
Anti-Tying Provisions
Regions Bank is prohibited from conditioning the availability of any product or service, or varying the price for any product or service, on the requirement that the customer obtain some additional product or service from the bank or any of its affiliates, other than loans, deposits and trust services.
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
Deposit Insurance
Regions Bank's deposits are insured by the FDIC up to the applicable limits, which is currently $250,000 per account ownership type. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an IDI based on an assessment rate calculator, which is based on a number of elements to measure the risk each IDI poses to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.
The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates.
During 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023. This rule, combined with other factors influenced by Regions' financial performance, will increase regulatory premiums in 2023. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2 percent.
FDIC Recordkeeping Requirements
As a part of the FDIC Part 370 recordkeeping requirements, Regions is subject to facilitate rapid and accurate payment of FDIC-insured deposits to customers when large IDIs fail. FDIC rules require IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity.
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
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be considered an investment company for purposes of the Volcker Rule. The compliance requirements under regulations implementing the Volcker Rule are tailored based on the size and scope of trading activities. Because TAL are maintained under $1 billion, Regions is categorized with "limited" TAL and benefits from a presumption of compliance with the Volcker Rule. Regions has put in place the compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in illiquid funds.
Consumer Protection Laws
We are subject to a number of federal and state consumer protection laws, including laws designed to protect customers and promote lending to various sectors of the economy and population. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Consumer Financial Protection Act, and their respective state law counterparts.
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
Privacy and Cybersecurity
We are, or may in the future become, subject to a variety of complex and evolving laws, regulations, rules and standards at the federal, state and local level regarding privacy and cybersecurity. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in a manner that may create inconsistent or conflicting requirements for businesses. Privacy and cybersecurity laws and regulations often impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, protection and other processing of personal information, which may have adverse consequences on our business, including incurring significant compliance costs, requiring changes to our business or operations, and imposing severe penalties for non-compliance.
For example, at the federal level, the federal banking regulators have adopted certain rules, including pursuant to the Gramm-Leach-Bliley Act, that limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain non-public personal information to non-affiliated third parties. In addition, consumers may also prevent disclosure among affiliated companies of certain non-public personal information that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and application information. Consumers also have the option to direct banks and other financial institutions not to share certain information about transactions and experiences with affiliated companies for the purpose of marketing products or services.
Federal law also requires financial institutions to implement a written information security program that includes administrative, technical, and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The program should be designed to ensure the security and confidentiality of customer information, protect against unanticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Financial institutions must also conduct ongoing oversight of third party service providers to ensure they are maintaining appropriate security controls. Financial institutions must report on the institution’s cybersecurity program annually to the board of directors or a committee of the board of directors. The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense against security threats and to ensure their risk management processes appropriately address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. The Regions Information Security Program is designed to reflect the requirements of these regulatory requirements and guidance.
In addition, in the spring of 2022, federal banking regulators have imposed a new cybersecurity-related notification rule that requires banking organizations, including Regions and Regions Bank to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.
State regulators have also been increasingly active in implementing privacy and cybersecurity laws, regulations, rules, and standards. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or are considering implementing, comprehensive data privacy and cybersecurity laws and regulations, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. We expect this trend of state-level activity to persist and we are continually monitoring developments in the states in which our customers are located. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which Regions and/or Regions Bank may be subject if passed.
Community Reinvestment Act
The CRA requires Regions Bank's primary federal bank regulatory agency, the Federal Reserve, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. [Additionally, CRA assessments can be impacted by other consumer related regulatory examinations.] Institutions are assigned one of four ratings: "Outstanding," "Satisfactory," "Needs to Improve," or "Substantial Noncompliance." This assessment is considered for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the Federal Reserve in connection with reviewing any proposed acquisition or merger application. [Regions Bank's most recent CRA rating from the Federal Reserve is "Satisfactory".]
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
Anti-Money Laundering

A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act, which amended the BSA, broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking subsidiary has augmented its anti-money laundering compliance program and will continue to revise and update its anti-money laundering policies, procedures and controls to reflect changes required by the USA PATRIOT Act and its implementing regulations. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. The AMLA, which amends the BSA, was enacted in January 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, implementation guidance.
As required by AMLA, In June 2021, FinCEN, which promulgates the implementing regulations of the USA PATRIOT Act, BSA, and other anti-money laundering legislation, issued the national anti-money laundering and countering the financing of terrorism priorities. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. Banks are not required to implement any immediate changes related to the national priorities to their anti-money laundering compliance programs until FinCEN issues the implementing regulations related to the national priorities. Bank regulators continue to examine financial institutions for anti-money laundering compliance and we continue to monitor and augment, where necessary, our anti-money laundering compliance program to ensure that it is commensurate with our risk profile.
Office of Foreign Assets Control Regulation
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Economic sanctions are administered by OFAC. Territorial sanctions, which target certain countries, regions and territories, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Competition
All aspects of our business are highly competitive. Our subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, fintechs, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. We expect competition to remain intense among financial services companies. Our success will depend, in part, on market acceptance and regulatory approval of new products and services. Further, despite delays in obtaining regulatory approvals, we expect consolidation in the financial services industry to continue, which may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer traditional bank or bank-like products and services and therefore compete with financial institutions like us in providing electronic, internet-based, and mobile phone-based financial solutions. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. A number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters, while other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers. Regions provides an array of digital products and services to our customers and we expect a bank’s digital offerings to be a key competitive differentiator. The continued move toward digital banking and financial services, combined with customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements. Customers for banking services and other financial services offered by our subsidiaries are generally influenced by convenience, quality of service, price of service, personal contacts, the quality of the technology that supports the customer experience, and availability of products. Although our position varies in different markets, we believe that our affiliates effectively compete with other financial services companies in their relevant market areas.
Human Capital
One pillar of our strategic priorities at Regions is the commitment to “Build the Best Team”. We believe one of the biggest differentiators of our performance is the people we employ. The need to attract, retain, and develop the right talent to accomplish our strategic plan is central to our success. As of December 31, 2022, Regions and its subsidiaries had 20,073 full-time equivalent employees supporting our consumer and commercial banking, wealth management, and mortgage product and services primarily across the Southeast and Midwest.
Our associate team reflects the diversity of the communities we serve. As of December 31, 2022, approximately 62 percent of our associates were women and approximately 36 percent self-identified as a part of a minority demographic. Because diversity, equity and inclusion are fundamental to our human capital strategy, we believe it is important for our stakeholders to understand our progress, and therefore, we provided additional transparency into our workforce demographics by disclosing 2021 EEO-1 results on our 2021 Workforce Demographics Report available in our online ESG Resource Center.
A strong and impactful human capital program begins at the top. Our Board oversees our corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results. The primary committee responsible for the oversight of human capital is the CHR Committee. The CHR Committee strategically meets with subject matter experts regarding talent management and acquisition, succession planning, associate conduct, associate learning and development, diversity, equity and inclusion, and associate retention. Additionally, on a quarterly basis the CHR Committee reviews the HCM Dashboard which includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability (retention, turnover, etc.); associate engagement; learning and development; and total rewards and associate support program utilization and effectiveness.
In order to build the best team, it is necessary for us to fill talent needs with qualified, diverse and engaged associates. Key to our success is our internal talent management program which strives to optimally deploy existing talent across Regions by focusing on where our associates excel and helping them find the best roles that maximize the talents, abilities and interests of the associate. For those roles which we fill externally, we continually build talent pipelines with an eye toward not only current needs, but also future demands of our business. Regions uses innovative tools and structured processes to achieve our goals including applications and resources designed to reach larger and more diverse audiences. Our recruiting technology is agile, user friendly and allows us to offer to candidates a robust understanding of our needs, requirements and a view of our culture to support the building of a diverse, engaged workforce.
Diversity, equity and inclusion are fundamental to our corporate strategy. Our commitment to DEI starts at the top of our organization, with oversight of our initiatives provided by the CHR Committee. In 2022, Regions launched the DEI Executive Council. The Council’s purpose is to provide input and guidance over the DEI strategic priorities, build traction and support of DEI programs and build leader accountability. The council is comprised of five business leaders and four leaders of strategic enabling functions. It is chaired by Regions’ CEO and co-chaired by the Head of DEI. Additionally, Regions boasts 19 unique DEI networks across the company, strategically placed in various markets. These ‘all-inclusive’ networks ensure that our DEI priorities are cascaded deeper into the organization giving associates the opportunity to engage in the work. We track our DEI progress through external benchmarking and internal associate engagement surveys and continually implement programs and practices to elevate our progress and commitment.
We also consider it critical to our success to invest in the professional development of all of our associates. We emphasize our commitment to professional development through opportunities such as technical, skills-based, management, and leadership training programs; formal talent and performance management processes; and sustainable career paths. We also aim to prepare our workforce for a rapidly changing environment and understand that reskilling and upskilling are crucial to staying competitive, meeting the needs of the modern workforce, and retaining associates. We have established a customized learning experience platform that provides the tools to measure, build, and communicate skills inside the Company. This tool provides the ability to inventory the skills our associates have, allowing us to target our development efforts on specific areas where elevated skills are needed. Regions also offers a leader and manager development program created to help people managers understand how to evaluate performance by leveraging the power of a strengths-based and engagement-focused workforce and culture. Most recently, we entered into an agreement to partner with Guild Education Services, an education, skilling and mobility solution provider. This agreement will allow us to transition our tuition reimbursement program for associates to a best-in-class tuition assistance program that targets adult learners and provides coaching support and access to a curated catalog from Guild’s Learning Marketplace. Through the new Guild program, associates can now pursue a degree or other educational opportunities tuition free while building their career at the same time. By removing barriers and expanding access to education, we are continuing our commitment to Build the Best Team.
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
Item 1A. Risk Factors
An investment in the Company involves risks, some of which, including market, credit, technology, strategic, operational, reputational, legal, regulatory and compliance, liquidity, reputational, talent management, estimate and assumption, and other external risks, could be substantial and is inherent in our business. These risks also includes the possibility that the value of the investment could decrease considerably, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are risk factors that could adversely affect our financial results and condition, as well as the value of, and return on investment in the Company.
Risk Factor Summary
Market Risks
•Our businesses have been, and may continue to be, adversely affected by conditions in the financial markets and economic conditions generally.
•Fluctuations in market interest rates may adversely affect our performance.
•Transitions away from and the replacement of LIBOR and other benchmark rates could adversely impact our business, financial condition and results of operations.

Credit Risks
•If we experience greater credit losses in our loan portfolios than anticipated, our earnings may be materially adversely affected.
•Any future reductions in our credit ratings may increase our funding costs and place limitations on business activities.
•Changes in the soundness of other financial institutions could adversely affect us.
•We may suffer losses if the value of collateral declines in stressed market conditions.
Liquidity Risks
•Ineffective liquidity management could adversely affect our financial results and condition.
•We rely on the mortgage secondary market to manage various risks.
Technology Risks
•We are at risk of a variety of systems failures or errors and cybersecurity incidents that could adversely affect customer experience and our business and financial performance.
•We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.
•We will continually encounter technological change and must effectively anticipate, develop, and implement new technology.
Strategic Risks
•Industry competition may adversely affect our degree of success.
•Our operations are concentrated primarily in the South, Midwest and Texas, and adverse changes in the economic conditions in this region can adversely affect our financial results and condition.
•Weakness in the residential real estate markets could adversely affect our performance.
•Weakness in the commercial real estate markets could adversely affect our performance.
•Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
•Weakness in commodity businesses could adversely affect our performance.
•An outbreak or escalation of hostilities between countries or within a country or region could have a material adverse effect on the U.S. economy and on our businesses.
Operational Risks
•We are subject to a variety of operational risks, including the risk of fraud or theft by employees, which may adversely affect our business and results of operations.
•We rely on other companies to provide key components of our business infrastructure.
•We depend on the accuracy and completeness of information about clients and counterparties.
•We are exposed to risk of environmental liability when we take title to property.
•We can be negatively affected if we fail to identify and address operational risks associated with the introduction of or changes to products, services and delivery platforms.
•Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.
Reputational Risks
•We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
•Damage to our reputation could significantly harm our businesses.
Legal, Regulatory and Compliance Risks
•We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
•We are subject to extensive governmental regulation, which could have an adverse impact on our operations.
•We are subject to a variety of risks in connection with any sale of loans we may conduct.
•We may be subject to more stringent capital and liquidity requirements.
•Rulemaking changes and regulatory initiatives implemented by the CFPB may result in higher regulatory and compliance costs that may adversely affect our results of operations.
•We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any future acquisitions that are completed, or may choose not to pursue acquisition opportunities we might find beneficial.
•Increases in FDIC insurance assessments may adversely affect our earnings.
•Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
•We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
•We may not pay dividends on shares of our capital stock.
•Anti-takeover and banking laws and certain agreements and charter provisions may adversely affect share value.

•Our amended and restated bylaws designate (i) the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and (ii) the federal district courts of the United States as the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
•We face substantial legal and operational risks in safeguarding personal information.
•Differences in regulation can affect our ability to compete effectively.
Talent Management Risks
•Our businesses may be adversely affected if we are unable to hire and retain qualified employees.
•Our operations rely on its ability, and the ability of key external parties, to maintain appropriately-staffed workforces, and on the competence, trustworthiness, health and safety of employees.
Estimates and Assumptions Risks
•Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
•If the models that we use in our business perform poorly or provide inadequate information, our business or results of operations may be adversely affected.
•Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
•The value of our goodwill and other intangible assets may decline in the future.
Other External Risks
•Our business and financial performance could be adversely affected by a U.S. government debt default or the threat of such a default.
•Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and may, in the future also be affected by other pandemics.
•Weather-related events and other natural or man-made disasters could cause a disruption in our operations or lead to other consequences that could adversely impact our financial results and condition. These impacts could be intensified by climate change. Heightening focus on climate change may also carry transition risks that could negatively impact our results of operations and financial condition.
Market Risks
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
We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, merger-and-acquisition advisory services and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions generally or specifically in the South, Midwest and Texas, the principal markets in which we conduct business. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:
•A decrease in the demand for, or the availability of, loans and other products and services offered by us, including as a result of increases in interest rates;
•A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•An impairment of certain intangible assets, such as goodwill;
•A decrease in interest income from variable rate loans, due to declines in interest rates; and
•An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, provisions for credit losses, and valuation adjustments on loans held for sale
•A decrease in the supply of deposits or significant increase in competition for deposits, which could result in substantial increase in cost to retain and service deposits.
In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve would intervene or make adjustments to fiscal or monetary policy that would cause business and economic conditions to improve. If business and economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected.
Volatility and uncertainty related to inflation and the effects of inflation, which has recently led to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may enhance or contribute to some of the risks of our business. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for our investment securities and other fixed-rate assets. In response to sustained inflationary pressures, the Federal Reserve increased the benchmark federal funds interest rate by 425 basis points to a range between 4.25 percent and 4.50 percent between their March 16, 2022 and December 14, 2022 meetings. Furthermore, on February 1, 2023, the Federal Reserve increased the benchmark federal funds interest rate by an additional 25 basis points to a range between 4.50 percent and 4.75 percent. The range of potential rate paths over the coming year is extremely wide and will ultimately be driven by the path for inflation, and its impact on the labor market and economic growth. The Federal Reserve also plans to continue to reduce the size of its balance sheet in 2023.To the extent these policies do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations.
Fluctuations in market interest rates may adversely affect our performance.
Our profitability depends to a large extent on our net interest income, which is the difference between the interest income received on interest-earning assets (primarily loans, leases, investment securities and cash balances held at the FRB) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is mostly a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FOMC and interest rates markets.
The cost of our deposits and short-term wholesale borrowings is heavily impacted by market-based liquidity conditions and interest rates, factors which are influenced directly and indirectly by a mixture of effects including the FOMC’s monetary policy and economic conditions. Moreover, the market's expectation of the future course of FOMC policy and economic factors interact to influence short- and long-tenor rates in the yield curve, each of which have diverse impacts on Regions' portfolios. Yields generated by our loans and securities and the costs of deposits and wholesale borrowings are driven by both short-term and longer-term interest rates to different degrees, thus impacting net interest income. If the yields on our interest-bearing liabilities increase at a faster pace than the yields on our interest-earning assets, our net interest income may decline. Our net interest income could be similarly affected if the yields on our interest-earning assets decline at a faster pace than the yields on our interest-bearing liabilities. Finally, interest rate volatility and levels directly impact the value of certain fixed-rate assets and liabilities, which may impact unrealized gains or unrealized losses in our portfolios.
The low benchmark federal funds interest rate observed over the last several years has ended leading to increased volatility in fixed income markets. The Federal Reserve increased the benchmark federal funds interest rate by 425 basis points to a range between 4.25 percent and 4.50 percent between their March 16, 2022 and December 14, 2022 meetings. Furthermore, on February 1, 2023, the Federal Reserve increased the benchmark federal funds interest rate by an additional 25 basis points to a range between 4.50 percent and 4.75, and has signaled it intends to hold interest rates at an elevated level over the course of 2023. The range of potential rate paths over the coming year is extremely wide and will ultimately be driven by the path for inflation, and its impact on the labor market and economic growth. While a persistently elevated, or increasing rate environment from current levels would continue to support net interest income, increasing rates would also increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated, ultimately resulting in additional delinquencies or charge-offs. Conversely, should interest rates move lower, we would expect modest declines in net interest income over the next twelve months, aided somewhat by the protection in place from the Company’s interest rate hedging program.
Sustained higher interest rates and continued Federal Reserve asset reductions may adversely affect market stability, market liquidity and the Company’s financial performance and condition. We cannot predict the nature or timing of future changes in monetary policies or the precise effects such changes may have on our activities and financial results.
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
Certain securities within the investment portfolio, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, an index, or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. The publication of one week and two-month LIBOR settings ceased to be published as of December 31, 2021. The publication of all other LIBOR settings, which are the most commonly used U.S. dollar LIBOR settings, will cease to be published or cease to be representative after June 30,

2023. Financial market participants have transitioned away from LIBOR and other similar inter-bank offering rates. Regions has adopted new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by U.S. regulators, ARRC and GSEs.
Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, preferred stock, investments, and loans, extend beyond proposed LIBOR cessation timelines. We are in the process of transitioning the aforementioned LIBOR-based products to alternative rates that are consistent with the IOSCO's Principles for Financial Benchmarks.
For a more detailed discussion of our management strategies related to the LIBOR cessation and transition, see the “LIBOR Transition” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Credit Risks
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
Our credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. If we were to be downgraded below investment grade, we may not be able to reliably access the short-term unsecured funding markets, and certain customers could be prohibited from placing deposits with Regions Bank, which could cause us to hold more cash and liquid investments to meet our ongoing liquidity needs. Such actions could reduce our profitability as these liquid investments earn a lower return than other assets, such as loans. See the "Liquidity" section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for our liquidity policy.
Additionally, if we were to be downgraded to below investment grade, certain counterparty contracts may be required to be renegotiated or require posting of additional collateral. Refer to Note 20 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Although the exact amount of additional collateral is unknown, it is reasonable to conclude that we may be required to post additional collateral related to existing contracts with contingent credit features.
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
We may suffer losses if the value of collateral declines in stressed market conditions.
During periods of market stress or illiquidity, our credit risk may be further increased when we fail to realize the fair value of the collateral we hold; collateral is liquidated at prices that are not sufficient to recover the full amount owed to us; or counterparties are unable to post collateral, whether for operational or other reasons. Furthermore, disputes with counterparties concerning the valuation of collateral may increase in times of significant market stress, volatility or illiquidity, and we could suffer losses during these periods if we are unable to realize the fair value of collateral or to manage declines in the value of collateral.
Liquidity Risks
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
In addition, our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include increases in funding costs, a downturn in the geographic markets in which our loans and operations are concentrated, difficult credit markets, or unforeseen outflows of cash or collateral, including as a result of unusual effects in the market. Although we have historically been able to meet the liquidity needs of customers as necessary, the ability to do so is not assured, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations and financial condition.
We rely on the mortgage secondary market to manage various risks.
In 2022, we sold 36.9% of the mortgage loans we originated to the Agencies. We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms, if implemented, are not yet known, but they may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.
Technology Risks
We are at risk of a variety of systems failures or errors and cybersecurity incidents that could adversely affect customer experience and our business and financial performance.
Failure or errors in or breach of our systems or networks, or those of our third-party service providers (or providers to such third-party service providers), including as a result of cyber-attacks, information security breaches or other similar incidents, could disrupt our businesses or impact our customers. This could result in the loss, unauthorized disclosure, misuse, or misappropriation of confidential, personal, proprietary, or other information, damage to our reputation, increases to our costs and cause customer and financial losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis and otherwise collect, transmit, store and otherwise process a significant amount of personal information in connection therewith. As public and regulatory expectations, as well as our customers’ expectations, have increased regarding operational resilience and information security, our systems, networks and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns as well as cyber-attacks, information security breaches or similar incidents. Our business, financial, accounting and data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; pandemics; events arising from local or larger scale political or social matters, including terrorist acts and civil unrest; and, as described below, cyber-attacks, information security breaches or other similar incidents. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems or networks, or those of our third-party service providers, that support our businesses and customers.
Information security risks for large financial institutions, such as us, have increased significantly in recent years in part because of the proliferation of technology-based products and services and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation state-supported actors, activists and other external parties. This increase is expected to continue and further intensify. The techniques used by cyber criminals change frequently, may not be recognized until launched (or may evade detection for considerable time) and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These criminals may attempt to fraudulently induce employees, customers or other users of our systems and networks to disclose sensitive information (including confidential, personal, proprietary and other information) in order to gain access to data or our systems and networks. Third parties with whom we or our customers do business also present operational and information security risks to us, including cyber-attacks, information security breaches or other similar incidents or failures or disruptions of their own systems and networks. In recent years, attacks in which hackers inserted malware into software updates, have highlighted the growing risk from the infection of software while it is under assembly, known as a supply chain attack. While we have successfully defended similar attacks, we could become the subject of a successful similar style attack through a supply chain compromise. As noted above, our operations rely on the secure collection, transmission, storage and other processing of confidential, personal, proprietary, and other information in our operating systems and networks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Additionally, cyber-attacks, information security breaches and other similar incidents (such as, among other things, denial of service attacks, ransomware, malware, worms, software bugs, social engineering, phishing attacks, credential stuffing, account takeovers, insider threats, theft, malfeasance or improper access by employees or service providers, human error, fraud, or other similar disruptions), or hacking or terrorist activities, could disrupt our or our customers’ or other third parties’ business operations. For example, denial of service attacks have been launched against a number of large financial services institutions, including us. Although these past events have not resulted in a breach of our client data or account information, such attacks have adversely affected the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber-attacks could be more disruptive and damaging, and we may not be able to anticipate or prevent all such attacks. Recently, the United States government has raised concerns about a potential increase in cyber-attacks generally as a result of the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries.
Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack, information security breach or other similar incident, our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks information security breaches or other similar incidents that could result in the unauthorized release, accessing, gathering, monitoring, loss, destruction, modification, acquisition, transfer, use or other processing of us or our customers’ confidential, personal, proprietary and other information. We also have insurance coverage, that is reviewed annually, that may, subject to policy terms and conditions, cover certain losses associated with cyber-attacks, information security breaches, and other similar incidents, but our insurer may deny coverage as to any future claim or our insurance coverage may be insufficient to cover all losses from any such attack, breach, or incident, including any related damage to our reputation. In addition, given the proliferation of cyber-events in our industry, the cost of cyber insurance is expected to continue to increase and may not be available at all or on acceptable terms.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. We may also be required to incur significant costs in connection with any regulatory investigation or civil litigation, fines, damages or injunctions resulting from a cyber-attack, information security breach, or other similar incident that impacts us. In addition, our third-party service providers may be unable to identify vulnerabilities in their systems and networks or, once identified, be unable to promptly provide required patches or other remedial measures. Further, even if provided, such patches or remedial measures may not fully address any vulnerability or may be difficult for us to implement. While we perform cybersecurity diligence on our key service providers, because we do not control our service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber-attacks, information security breaches or other similar incidents attributed to our service providers as they relate to the information we share with them.
Disruptions or failures in the physical infrastructure or operating systems or networks that support our businesses and customers, or cyber-attacks, information security breaches, or other similar incidents of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, violation of applicable privacy and cybersecurity laws and regulations, notifications obligations, regulatory fines, civil litigation, damages, injunctions, penalties or intervention, reputational damage, reimbursement or other compensation costs, remediation costs, additional cybersecurity protection costs, increased insurance premiums and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition. We could also be adversely affected if we lose access to information or services from a third-party service provider as a result of a cyber attack, information security breach, or similar incident, or system, network or operational failure or disruption affecting the third-party service provider. For a more detailed discussion of these risks and specific occurrences, see the “Information Security Risk” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual relating to the privacy and cybersecurity of the personal information of clients, employees or others, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. As new privacy and cybersecurity-related laws, regulations, rules and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards as well as our potential liability for non-compliance and reporting obligations in the case of cyber-attacks, information security breaches or other similar incidents, may significantly increase. In addition, our businesses are increasingly subject to laws, regulations, rules and standards relating to privacy, cybersecurity, surveillance, encryption and data use in the jurisdictions in which we operate. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.
At the federal level, we are subject to the GLBA which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain non-public personal information with unaffiliated third parties. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy and cybersecurity. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive privacy and cybersecurity legislation, to which we may be subject if passed. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.
Privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding privacy and cybersecurity, such as the California Consumer Protection Act of 2018, as amended by the CCPA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have implemented, or are considering implementing, comprehensive privacy and cybersecurity laws and regulations sharing similarities with the CCPA. Such laws have taken effect, or are scheduled to take effect, in at least four other states in 2023 alone (Virginia, Colorado, Connecticut and Utah). In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA and other federal and state laws and regulations relating to privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresents our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.
Any failure or perceived failure by us to comply with our privacy policies, or applicable privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations. For further discussion of the privacy and cybersecurity laws, regulations, rules and standards we are, or may in the future become, subject to, see the “Supervision and Regulation-Privacy and Cybersecurity” section of Item 1. “Business” of this Annual Report on Form 10-K.
We will continually encounter technological change and must effectively anticipate, develop, and implement new technology.
The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. We have invested in technology to automate functions previously performed manually, to facilitate the ability of clients to engage in financial transactions and otherwise to enhance the client experience with respect to our products and services. We expect to make additional investments in innovation and technology to address technological disruption in the industry and improve client offerings and service. These changes allow us to better serve the our clients and to reduce costs.
Our continued success depends, in part, upon our ability to address clients’ needs by using technology to provide products and services that satisfy client demands, including demands for faster and more secure payment services, to create efficiencies in our operations and to integrate those offerings with legacy platforms or to update those legacy platforms. A failure to maintain or enhance our competitive position with respect to technology, whether because of a failure to anticipate client expectations, a failure in the performance of technological developments or an untimely roll out of developments, may cause us to lose market share or incur additional expense.
Strategic Risks
Industry competition may adversely affect our degree of success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, market, and technological changes, as well as continued industry consolidation. This consolidation may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. For example, there have been a number of recently completed or announced significant mergers of financial institutions within our market areas, and notwithstanding current regulatory approval delays there may in the future be additional consolidation. These mergers will, if completed, allow the merged financial institutions to benefit from cost savings and shared resources.
In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, fintechs, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies, and other financial intermediaries that offer similar services. Many of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business.
In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone–based financial solutions. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases been granted, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, traditional technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations. Regions provides an array of digital products and services to our customers and we expect a bank’s digital offerings to be a key competitive differentiator. The move toward digital banking and financial services, and customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements and may put us at a disadvantage to banks and non-banks with greater resources to spend on technology.
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
Our operations are concentrated primarily in the South, Midwest and Texas. As a result, local economic conditions in these areas significantly affect the demand for the loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Any declines in real estate values in these areas may adversely affect borrowers and the value of the collateral securing many of our loans, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for credit losses. Adverse changes in the economic conditions in these regions could materially adversely affect our business, results of operations or financial condition.
Weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2022, consumer residential real estate loans represented approximately 25.6% of our total loan portfolio. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Weakness in the commercial real estate markets could adversely affect our performance.
As of December 31, 2022, approximately 8.6% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Continued uncertainty in economic conditions may impair a borrower's business operations and slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase, and hotel occupancy rates may decline. High vacancy and lower occupancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.
Home equity products, particularly those in a second lien position, may carry a higher risk of of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $6.0 billion home equity portfolio at December 31, 2022, approximately $3.5 billion were home equity lines of credit and $2.5 billion were closed-end home equity loans (primarily originated as amortizing loans). Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2022, approximately $1.9 billion of our home equity lines and loans were in a second lien position.
Weakness in commodity businesses could adversely affect our performance.
Many of our borrowers operate in industries that are directly or indirectly impacted by changes in commodity prices. This includes agriculture, livestock, metals, timber, textiles and energy businesses (including oil, gas and petrochemical), as well as businesses indirectly impacted by commodities prices such as businesses that transport commodities or manufacture equipment used in production of commodities. Changes in commodity prices depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These industries have been, and may in the future be, subject to significant volatility. For example, oil prices have been volatile, both rising and falling, in recent years. Such volatility is expected to continue in the foreseeable future due to an unpredictable geopolitical and economic environment. As a consequence of oil and gas price volatility, our energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs. In addition, legislative changes such as the elimination of certain tax incentives and the transition to a less carbon dependent economy in response to climate change and other factors could have significant impacts on this portfolio.
An outbreak or escalation of hostilities between countries or within a country or region could have a material adverse effect on the U.S. economy and on our businesses.
Aggressive actions by hostile governments or groups, including armed conflict or intensified cyber attacks, could expand in unpredictable ways by drawing in other countries or escalating into full-scale war with potentially catastrophic consequences, particularly if one or more of the combatants possess nuclear weapons. Depending on the scope of the conflict, the hostilities could result in worldwide economic disruption, heightened volatility in financial markets, severe declines in asset values, disruption of global trade and supply chains, and diminished consumer, business and investor confidence. Any of the above consequences could have significant negative effects on the U.S. economy, and, as a result, our operations and earnings. We could also experience more numerous and aggressive cyber attacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.
Operational Risks
We are subject to a variety of operational risks, including the risk of fraud or theft by employees, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including business resilience, process, third party, information technology, human resource, model, and fraud risks, each of which may be amplified by continued remote work. Our fraud risks include fraud committed by external parties against the Company or its customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover may increase as a result of customers’ account or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, we do not control their actions. Any issues that arise with respect to these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could trigger regulatory notification obligations on us, adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. In certain situations, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to our business operations. Many of our vendors have also been impacted by remote work, market volatility, and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
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
We can be negatively affected if we fail to identify and address operational risks associated with the introduction of or changes to products, services and delivery platforms.
When we launch a new product or service, introduce a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquire or invest in a business or make changes to an existing product, service or delivery platform, we may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish our ability to operate one or more of our business or result in potential liability to clients, counterparties and customers, and result in increased operating expenses. We could also experience higher litigation costs, including regulatory fines, penalties and other sanctions, reputational damage, impairment of our liquidity, regulatory intervention, or weaker competitive standing. Any of the foregoing consequences could materially and adversely affect our businesses and results of operations.
Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.
We must comply with enhanced regulatory and other standards associated with doing business with vendors and other service providers, including standards relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. We incur significant costs and expenses in connection with our initiatives to address the risks associated with oversight of our internal and external service providers. Our failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could materially adversely affect us. Specifically, any such failure could result in: potential harm to clients and customers, and any liability associated with that harm; regulatory fines, penalties or other sanctions; lower revenues, and the opportunity cost from lost revenues; increased operational costs, or harm to our reputation.
Reputational Risks
We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
We are subject to a variety of risks, including reputational risk, associated with environmental, social and governance, or ESG, issues. As a large financial institution with a diverse base of customers, vendors and suppliers, we may face negative publicity based on the identity, practices, and perceptions of certain entities with whom financial institutions choose to do business. The public holds diverse and potentially conflicting views of certain entities with whom we choose to do business and their activities, including the perceived environmental, social or economic impacts of those entities or of financial institutions relationships with those entities. Because we have multiple stakeholders, among them shareholders, customers, employees, federal and state regulatory authorities, and political entities, often those stakeholders have differing priorities and expectations regarding ESG issues. Simultaneous, disparate sentiments from multiple stakeholder groups must be considered. Taking action in conflict with one or another of those stakeholder's expectations could lead to loss of business, adverse publicity, customer complaints, or public protests. Negative publicity may be driven by adverse news coverage in traditional media and may also be spread more broadly through the use of social media platforms. If our relationships with our customers, vendors and suppliers were to become the subject of such negative publicity, our ability to attract and retain customers and employees, compete effectively, and grow our business may be negatively impacted. Additionally, a growing number of investors (in particular significant U.S. institutional investors who hold and manage substantial equity positions, in some cases in nearly all major U.S. listed companies) are integrating ESG factors into their analysis of the expected risk and return of potential investments. The specific ESG factors considered, as well as the approach to incorporating the factors into a broader investment process, vary by investor and can shift over time. Our failure to align with, or remain aligned with, investors' ESG-related priorities may negatively impact the trading price of our common stock.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers and highly-skilled management and employees is impacted by our reputation. A negative public opinion of us and our business can result from any number of activities, including our lending practices, corporate governance and regulatory compliance, acquisitions, and actions taken by community organizations in response to these activities. Furthermore, negative publicity regarding us as an employer could have an adverse impact on our reputation, especially with respect to matters of diversity, pay equity and workplace harassment.
Significant harm to our reputation, or the reputation of any company, could also arise as a result of regulatory or governmental actions, litigation and the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors.
In addition, a cybersecurity event affecting us or our customers’ data could have a negative impact on our reputation and customer confidence in us and our cybersecurity practices. Damage to our reputation could also adversely affect our credit ratings and access to the capital markets.
Additionally, the widespread use of social media platforms by virtually every segment of society facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to our reputation.
Legal, Regulatory, and Compliance Risks
We are, and may in the future be, subject to litigation, investigations and governmental proceedings that may result in liabilities adversely affecting our financial condition, business or results of operations or in reputational harm.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities (including subpoenas, requests for information and investigations related to the activities of our customers). Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restitution, orders, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management's attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters or sales practices, have increased substantially and are likely to remain elevated. Regulators and other governmental authorities may also be more likely to pursue enforcement actions, or seek admissions of wrongdoing, in connection with the resolution of an inquiry or investigation to the extent a firm has previously been subject to other governmental investigations or enforcement actions. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact our supervisory and CRA ratings, which may in turn restrict or limit our activities.
Additional information relating to our litigation, investigations and other proceedings is discussed in Note 23 "Commitments, Contingencies and Guarantees" to the consolidated financial statements of this Annual Report on Form 10-K.
We are subject to extensive governmental regulation, which could have an adverse impact on our operations.
We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our shareholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends and repurchases of our capital securities, establishment of branch offices, and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in many activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require or otherwise seek will be obtained in a timely manner or at all.
Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified or repealed at any time, and new legislation may be enacted that will affect us, including any changes resulting from the recent change in U.S. presidential administration and change in control of the U.S. Senate.
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
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel III framework. The Basel Committee has published standards that it describes as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the standardized approach for credit risk and provide a new standardized approach for operational risk capital. The Basel framework contemplates that national regulators would have implemented these standards by January 1, 2023, with an aggregate output floor phasing in through January 1, 2028; however, the U.S. federal bank regulatory authorities have not yet proposed rules implementing the Basel III revisions for purposes of their risk-based capital ratios. Under the current capital rules, these standards only apply to advanced approached institutions and not to Regions or Regions Bank and any impact of these standards on us will depend on the manner in which the revisions are implemented in the U.S. with respect to firms such as Regions and Regions Bank.
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
Since its formation, the CFPB has finalized a number of significant rules and introduced new regulatory initiatives, including, without limitation, by way of its enforcement authority and through public statements, that could have a significant impact on our business and the financial services industry more generally. We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.
In addition, the current U.S. presidential administration recently called on all regulatory agencies to reduce or eliminate certain fees relating to a number of services, including banking services. At the same time, the CFPB launched an initiative to reduce the amounts and types of fees financial institutions may charge, including the issuance of a proposed rule that would significantly reduce the permissible amount of credit card late fees. Such changes could affect the Company’s ability or willingness to provide certain products or services, necessitate changes to the Company’s business practices or have an adverse effect on our results of operations.

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
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of assessments we will be required to pay for FDIC insurance. During 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023. The final rule requires the revised rates to remain in effect until the DIF reserve ratio meets or exceeds 2 percent. The FDIC may require us to pay higher FDIC assessments than we currently do or may charge additional special assessments or future prepayments if, for example, there are financial institution failures in the future. Any increase in deposit assessments or special assessments may adversely affect our business, financial condition or results of operations. See the “Supervision and Regulation-Deposit Insurance” discussion within Item 1. “Business” and the “Non-Interest Expense” discussion within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to Regions Bank.
Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
The Federal Reserve conducts supervisory stress testing of us to evaluate our ability to absorb losses in baseline and severely adverse economic and stressed financial scenarios generated by the Federal Reserve. The Federal Reserve also has implemented the SCB framework which created a firm-specific risk sensitive buffer that is informed by the results of supervisory stress testing, and is applied to regulatory minimum capital levels to help determine effective minimum ratio requirements. Firm specific SCB requirements, as well as a summary of the results of certain aspects of the Federal Reserve’s supervisory stress testing and firm specific results are released publicly.
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
Our regulators may also require us to raise additional capital or take other actions, or may impose restrictions on capital distributions, based on the results of the supervisory stress tests, such as requiring revisions or resubmission of our annual capital plan, which could adversely affect our ability to pay dividends and repurchase capital securities. In addition, we may not be able to raise additional capital if required to do so, or may not be able to do so on terms that we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders. As discussed in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, in the second quarter of 2022, we received the results of the Company's participation in the 2022 CCAR process. The Federal Reserve communicated that the Company exceeded all minimum capital levels under the supervisory stress test and the Company's SCB for the fourth quarter of 2022 through the third quarter of 2023 is floored at 2.5 percent. Despite exceeding these minimum capital levels, we may experience unfavorable results from stress test analyses in the future.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our shareholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our shareholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to the holding company. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred shareholders or principal and interest payments on our outstanding debt. See the “Shareholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2022, our subsidiaries’ total deposits and borrowings were approximately $132.2 billion.
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
We are also subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that BHCs should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Additionally, we are subject to the Federal Reserve’s SCB requirement whereby supervisory stress testing informs a buffer above regulatory minimum capital levels that must be maintained to avoid restrictions on capital distributions. Lastly, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock.
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
We face substantial legal and operational risks in safeguarding personal information.
Our businesses are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals. Individuals whose personal information may be protected by law can include our customers (and in some cases our customers’ customers), prospective customers, job applicants, employees, and the employees of our vendors, and third parties. Complying with the laws, rules and regulations applicable to our disclosure, collection, use, sharing and storage of personal information can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse or personal information by us or third party affiliated with us could expose us to litigation or regulatory fines, penalties or other sanctions.
Additional risks could arise from our or third parties' failure to provide adequate disclosure or transparency to our customers about the personal information collected from them and the use of such information; to receive, document, and honor the privacy preferences expressed by our customers; to protect personal information from unauthorized disclosure; or to maintain proper training on privacy practices for all employees or third parties who have access to personal information. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that those measures are inadequate, could cause us to lose existing or potential clients and customers, and thereby reduce our revenues. Furthermore, any failure or perceived failure by us to comply with applicable privacy or data protection laws, rules and regulations may subject it to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage our reputation and otherwise adversely affect our businesses.
In recent years, well-publicized incidents involving the inappropriate collection, use, sharing or storage of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information by companies. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the collection, use, sharing and storage of personal information. We will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines, and enforcement actions. These types of laws, rules and regulations could prohibit or significantly restrict financial services firms such as us from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict our use of personal data when developing or offering products or services to customers. These restrictions could also inhibit our development or marketing of certain products or services, or increase the costs of offering them to customers.
Differences in regulation can affect our ability to compete effectively.
The content and application of laws and regulations affecting financial services firms sometimes vary according to factors such as the size of the firm, the jurisdiction in which it is organized or operates, and other criteria. Financial technology companies and other non-traditional competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same regulatory priorities or supervisory requirements as our regulators. These differences in regulation can impair our ability to compete effectively with competitors that are less regulated that do not have similar compliance costs.
Talent Management Risks
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
Our operations rely on its ability, and the ability of key external parties, to maintain appropriately-staffed workforces, and on the competence, trustworthiness, health and safety of employees.
Our ability to operate our businesses efficiently and profitably, to offer products and services that meet the expectations of our clients and customers, and to maintain an effective risk management framework is highly dependent on our ability to staff its operations appropriately and on the competence, integrity, health and safety of our employees. We are similarly dependent on the workforces of other parties on which our operations rely, including vendors and other service providers. Our businesses could be materially and adversely affected by the ineffective implementation of business decisions; any failure to institute controls that appropriately address risks associated with business activities; or appropriately train employees with respect to those risks and controls; staffing shortages, particularly in tight labor markets. In addition, our business could be adversely impacted by a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or other negative outcomes caused by human error or misconduct by an employee of us or of another party on which our operations depend. Our operations could also be impaired if the measures taken by us or by governmental authorities to help ensure the health and safety of our employees are ineffective, or if any external party on which we rely fails to take appropriate and effective actions to protect the health and safety of its employees.
Risks Related to Estimates and Assumptions
Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
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
As of December 31, 2022, we had $5.7 billion of goodwill and $249 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions and increases in income tax rates could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist primarily of relationship assets, purchased credit card relationship assets, and agency commercial real estate licenses. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, losses of broker and contractor relationships, significant losses of credit card accounts and/or balances, increased competition and adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
Other External Risks
Our business and financial performance could be adversely affected by a U.S. government debt default or the threat of such a default.
A U.S. government debt default would have material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact our capital position and our ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and may, in the future also be affected by other pandemics.
The COVID-19 pandemic created disruptions that have adversely affected our business, financial condition, liquidity, capital and results of operations. The nature and extent of any ongoing or future adverse effects from COVID-19 or any future similar pandemics will depend on future developments, which are highly uncertain and outside our control, including its impact on our employees, clients, customers, counterparties and service providers, as well as other market participants.

Circumstances brought about by the pandemics may include supply chain disruptions, labor shortages, increased market volatility, credit deterioration and defaults, and increased spending on business continuity efforts, which may require that we reduce costs and investments in other areas. We may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity.
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
Weather-related events, other natural or man-made disasters, climate change and the transition to a lower-carbon economy pose shorter- and longer-term risks to our business and/or that of our customers, vendors and suppliers and are expected to increase over time.
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
Responding to concerns around climate change provides us with potential new avenues through which we can support our stakeholders but also exposes us to risks associated with the transition to a lower-carbon economy. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences that are intended to address climate change. These changes could materially and negatively impact our business, results of operations, financial condition and our reputation, in addition to having a similar impact on our customers, vendors and suppliers. Federal and state regulatory authorities, investors and other third parties have increasingly scrutinized the business activities of financial institutions and the relationship of those activities to climate change, which may result in financial institutions facing increased pressure regarding the disclosure and management of climate risks and related lending and investment activities. Relatedly, we may face increased scrutiny related to our ability to demonstrate resilience to potential climate-related risks, including systemic risks posed by operational disruptions and external demands. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. In addition, the transition to a lower-carbon economy could indirectly subject us to specific risks through our borrowers' exposure to changes in commodity prices. For more information see the "We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock" and “Weakness in commodity businesses could adversely affect our performance” risk factors below.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.
At December 31, 2022, Regions Bank, Regions’ banking subsidiary, operated 1,286 banking offices. At December 31, 2022, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.
Item 3. Legal Proceedings
Information required by this item is set forth in Note 23 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements, which are included in Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
Information concerning the Executive Officers of Regions as of February 24, 2023, is set forth below.

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since
John M. Turner, Jr.	61	President and Chief Executive Officer of registrant and Regions Bank. Previously served as Head of Corporate Banking Group of registrant and Regions Bank and as South Region President of Regions Bank. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011
David J. Turner, Jr.	59	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank.	2010
Kate R. Danella	44	Senior Executive Vice President and Head of Consumer Banking Group of registrant and Regions Bank. Previously served as Chief Strategy and Client Experience Officer; Head of Strategic Planning & Consumer Bank Products and Origination Partnerships; and as Head of Strategic Planning and Corporate Development of registrant and Regions Bank. Previously served as Head of Private Wealth Management of Regions Bank. Prior to joining Regions, served as Vice President of Capital Group Companies.	2018
David R. Keenan	55	Senior Executive Vice President and Chief Administrative and Human Resources Officer of registrant and Regions Bank. Previously served as Chief Human Resources Officer of registrant and Regions Bank.	2010
C. Matthew Lusco	65	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously served as managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
C. Dandridge Massey	50	Senior Executive Vice President and Chief Enterprise Operations and Technology Officer of registrant and Regions Bank. Previously served as Head of Digital and Contact Center Banking and Head of Enterprise Technology Strategic Services at Truist Bank.	2022

Scott M. Peters	61	Senior Executive Vice President and Chief Transformation Officer of registrant and Regions Bank. Director of Regions Investment Services, Inc. Previously served as Head of Consumer Banking Group and as Consumer Services Group Head of registrant and Regions Bank.	2010
Tara A. Plimpton	54	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary of registrant and Regions Bank. Previously served as General Counsel of registrant and Regions Bank. Prior to joining Regions, served as Vice President and General Counsel of GE Global Operations and as General Counsel of GE Energy Connections.	2020
William D. Ritter	52	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director of Highland Associates, Inc.	2010
Ronald G. Smith	62	Senior Executive Vice President and Head of Corporate Banking Group of registrant and Regions Bank. Director of Regions Equipment Finance Corporation. Manager of RFC Financial Services Holding LLC. Previously served as Regional President, Mid-America Region of Regions Bank.	2010

PART II
Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Regions common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Information relating to compensation plans under which Regions' equity securities are authorized for issuance is presented in Part III, Item 12. As of February 22, 2023, there were 36,067 holders of record of Regions common stock (including participants in the Broadridge Direct Stock Purchase and Dividend Reinvestment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2022, are set forth in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024.
As of December 31, 2022, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

PERFORMANCE GRAPH
The graph below compares the yearly percentage change in the cumulative total return of Regions common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

$200
$150
$100
$50
12/31/2017
12/31/2018
12/31/2019
12/30/2020
12/31/2021
12/31/2022
Period Ending
Regions
S&P 500 Index
S&P 500 Banks Index

	Cumulative Total Return
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Regions	$100.00	$79.43	$105.88	$104.15	$145.18	$148.54
S&P 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
S&P 500 Banks Index	100.00	83.56	117.52	101.35	137.28	110.91

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
Management believes the following sections provide an overview of several of the most relevant matters necessary for an understanding of the financial aspects of Regions's business, particularly regarding its 2022 results. Cross references to more detailed information regarding each topic within MD&A and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
Economic Environment in Regions’ Banking Markets
One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. After full-year 2022 real GDP growth of 2.1 percent, the January 2023 baseline forecast anticipates real GDP growth of 1.1 percent in 2023 and 1.5 percent in 2024. As 2022 came to a close, many of the distortions stemming from the pandemic and the policy response to it that had impacted the economy for the prior two years were fading while interest-sensitive sectors of the economy were impacted by the effects of significant increases in market interest rates in 2022. Regions continues to expect that by late-2024 the economy will be back on the path of growth around 2.0 percent that prevailed prior to the pandemic. As has been the case since the onset of the pandemic, however, there remains a heightened degree of uncertainty around current economic forecasts.
Many businesses across a broad range of industry groups are struggling to ascertain the level of underlying demand as 2023 begins. Firms who produce goods or provide services to consumers saw robust growth in demand from the second half of 2020 through much of 2022, reflecting in part financial transfers as part of the policy response to the pandemic and in part by a faster pace of wage growth. Consumer demand for goods began to waver over the second half of 2022, and while faster growth in consumer spending on services took up that slack, services spending is expected to slow in 2023.
Firms who produce goods or provide services to firms saw robust growth in demand from late-2020 through much of 2022, which was mainly a reflection of two factors. First, firms rushed to fill in the gaps left by production having been disrupted by the effects of the pandemic on the labor market, supply chains, and shipping networks. Second, firms built up inventories to levels higher than were considered normal prior to the pandemic, as a hedge against further supply chain/labor supply disruptions. Much of that catch-up or precautionary demand began to wane in late-2022 with order backlogs having been worked down and inventories having been built up.
With the robust growth in demand seen over much of the past two years having subsided, firms are left trying to gauge underlying demand and, in turn, appropriate levels of staffing and capital spending. In areas such as retail trade, warehousing/distribution, and technology, many firms were not anticipating a drop-off in demand and are now adjusting to lower than anticipated demand by laying off workers and decreasing capital budgets. Other firms are reassessing planned levels of staffing and capital outlays.
Subsiding demand is likely to be an ongoing challenge through much of 2023, as a period of elevated inflation and rising interest rates has had an impact on the demand side of the economy and on consumer and business confidence. While supply chain stresses have eased considerably, they have not yet fully cleared, but with the demand side of the economy easing, any lingering supply chain stresses are not as disruptive to businesses as has been the case over the past two years. One sector still being impacted is residential construction, with many builders still having difficulty sourcing building materials. While higher mortgage interest rates contributed to steep declines in home sales, builders were still sitting on sizable backlogs of unfilled orders and units in various phases of construction. This has put a floor under demand for construction materials and supplies, thus helping sustain supply-side stresses.
With a slower pace of growth in consumer spending, businesses scaling down planned growth in capital expenditures, and growth in residential construction remaining weighed down by higher mortgage interest rates, the overall pace of economic activity in 2023 is expected to be considerably slower than the pace seen over the second half of 2022. This will be accompanied by a marked slowdown in the pace of job growth, which will likely fall below the pace required to keep the jobless rate steady.
The pace of job growth slowed steadily over the second half of 2022 but remained more than sufficient to keep the unemployment rate from rising. Moreover, there were over ten million open jobs across the U.S. economy as 2022 came to a close. Given the well below-trend pace of real GDP growth anticipated over the next several quarters, Regions expects the demand for labor to decline, but there is uncertainty in how that will manifest itself. Regions expects a meaningfully slower pace of job growth coupled with a significant decline in job vacancies, with firms also resorting to reducing hours worked by current workers as a lever with which to manage total labor input. Regions believes that, given how hard and costly it has been for firms to attract and retain labor, firms will be unlikely to lay workers off in large numbers. While there were several high-profile announcements of layoffs as 2022 came to a close, the collective number of layoffs was a minute share of total nonfarm employment, and those workers losing jobs were able to find new positions relatively quickly. The rate of layoffs and discharges, measured as a share of total nonfarm employment, was still below pre-pandemic norms at year-end 2022. That

Regions expects the unemployment rate to rise over coming quarters is more a reflection of diminished hiring than of widespread layoffs. As labor demand becomes more closely aligned with labor supply, growth in hourly wages and in total labor compensation costs will slow.
As measured by the CPI, inflation rose to 8.0 percent in 2022, the highest annual rate since 1981, with an intra-year peak rate of 9.1 percent. Inflation did decelerate over the second half of the year, in part due to what by year-end 2022 were falling prices for core consumer goods (consumer goods excluding food and energy). Services price inflation proved to be more persistent, but there were signs that it too was decelerating by year-end 2022. While the Company expects inflation to decelerate further over the course of 2023, it also expects it to end the year above the FOMC’s 2.0 percent target rate. The FOMC, however, does not yet feel confident that inflation is on a one-way track lower and, to that point, as China’s economy comes back online in 2023 there could be a new round of upward pressure on energy and commodity prices. That would in turn push headline inflation higher but, even should that prove to be the case, Regions looks for core inflation to decelerate. Regions expects 25-basis point increases in the Fed funds rate at the first two FOMC meetings of 2023, after which the expectation is for the FOMC to remain on hold. At present Regions does not expect the FOMC to cut the Fed funds rate in 2023. At the same time, the FOMC will continue to let the Fed balance sheet wind down as maturing assets are allowed to run off the balance sheet.
A number of states within the footprint have seen heightened flows of domestic in-migration since the onset of the pandemic, which has resulted in more rapid rates of job growth and more rapid growth in housing costs. It is likely that migration patterns will shift in 2023 as the broader economy and the labor market slow. That Regions' footprint has an above-average exposure to manufacturing means it could feel the contraction in the manufacturing sector more acutely, but the larger, more industrially diverse areas of the footprint are expected to continue to outperform.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of December 31, 2022. See the "Allowance" section for further information.
2022 Results
Regions reported net income available to common shareholders of $2.1 billion or $2.28 per diluted share in 2022 compared to net income available to common shareholders of $2.4 billion or $2.49 per diluted share in 2021.
Net interest income (taxable-equivalent basis) totaled $4.8 billion in 2022 compared to $4.0 billion in 2021. The net interest margin (taxable-equivalent basis) was 3.36 percent in 2022, reflecting a 51 basis point increase from 2021. The increase in net interest income was primarily driven by an increase in market interest rates, average loan growth, which includes consumer home improvement loans from the fourth quarter 2021 acquisition of EnerBank, and a larger average securities portfolio. Modest increases in interest expense on deposits and long-term borrowings partially offset the increase in interest income. The increase in net interest margin was primarily driven by higher market interest rates and the addition of higher-yielding consumer home improvement loans from the acquisition of EnerBank in the fourth quarter of 2021.
The provision for credit losses totaled $271 million in 2022 compared to a benefit from credit losses of $524 million in 2021. The provision for credit losses was higher than net charge-offs by $8 million in 2022. The increase in the provision for credit losses was driven primarily by economic conditions, normalizing asset quality, and loan growth. Refer to the "Allowance for Credit Losses" section of Management's Discussion and Analysis for further detail.
Non-interest income was $2.4 billion in 2022 compared to $2.5 billion in 2021. The decrease was primarily driven by lower mortgage income and unfavorable market valuation adjustments on employee benefit assets. Non-interest income also includes insurance proceeds related to a settlement reached with the CFPB during the third quarter of 2022. See Table 4 "Non-Interest Income" for further details.
Non-interest expense was $4.1 billion in 2022 and $3.7 billion in 2021. The increase was driven by several expense categories, primarily salaries and employee benefits expense and professional, legal and regulatory expenses. The increase in professional, legal and regulatory expenses is related to the settlement with the CFPB discussed previously. These increases were partially offset by a loss on early extinguishment of debt in 2021. See Table 5 "Non-Interest Expense" for further details.
Regions' effective tax rate was 22.0 percent in 2022 compared to 21.6 percent in 2021. See the "Income Taxes" section for further details.
For more information, refer to the following additional sections within this Form 10-K:
•"Operating Results" section of MD&A
•“Net Interest Income and Net Interest Margin” discussion within the “Operating Results” section of MD&A
•“Interest Rate Risk” discussion within the “Risk Management” section of MD&A

Capital
Capital Actions
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details regarding CCAR results.
As part of the Company's capital plan, on April 21, 2021, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. On April 20, 2022, The Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. In 2022, Regions repurchased approximately 8 million shares of common stock under these programs, which reduced shareholders' equity by $230 million.
For more information, refer to the following additional sections within this Form 10-K:
•"Shareholders' Equity" discussion in MD&A
•"Regulatory Requirements" section of MD&A
•Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. Under the Basel III Rules, Regions is designated as a standardized approach bank. The Basel III Rules maintain the minimum guidelines for Regions to be considered well-capitalized for Tier 1 capital and Total capital at 6.0% and 10.0%, respectively. At December 31, 2022, Regions’ Tier 1 capital and Total capital ratios were estimated to be 10.91% and 12.54%, respectively.
The Basel III Rules also officially defined CET1. Regions' CET1 ratio at December 31, 2022 was estimated to be 9.60%.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•"Regulatory Requirements" section of MD&A
•Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements
Loan Portfolio and Credit
During 2022, total loans increased by $9.2 billion or 10.5 percent compared to 2021. The increase was primarily driven by an increase in the commercial portfolio of $7.0 billion, demonstrating significant growth through new loan production and an increase in line utilization. Also contributing to the increase was growth in the investor real estate and consumer portfolios of $1.4 billion and $876 million, respectively. The economy has been and will continue to be the primary factor which influences Regions’ loan portfolio. Refer to the "Portfolio Characteristics" section for further discussion.
Net charge-offs totaled $263 million, or 0.29 percent of average loans, in 2022, compared to $204 million, or 0.24 percent in 2021, reflecting increased net charge-offs in the other consumer loan portfolio driven by the sale of unsecured consumer loans at the end of the third quarter of 2022 and a full year of EnerBank charge-offs. Partially offsetting the increase were declines in the commercial and industrial and investor real estate mortgage charge-offs. The allowance was 1.63 percent of total loans, net of unearned income at December 31, 2022, a decrease from 1.79 percent at December 31, 2021. The coverage ratio of allowance to non-performing loans excluding held for sale was 317 percent at December 31, 2022, compared to 349 percent at December 31, 2021.
For more information, refer to the following additional sections within this Form 10-K:
•Adjusted Net Charge-offs within the Table 1 "GAAP to Non-GAAP Reconciliations"
•"Portfolio Characteristics" section of MD&A
•“Allowance for Credit Losses” discussion within the “Critical Accounting Policies and Estimates” section of MD&A
•“Provision for Credit Losses” discussion within the “Operating Results” section of MD&A
•“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A
•Note 4 "Loans" to the consolidated financial statements
•Note 5 "Allowance for Credit Losses" to the consolidated financial statements

Liquidity
At the end of 2022, Regions Bank had $9.2 billion in cash on deposit with the Federal Reserve and the loan-to-deposit ratio was 74 percent. Cash and cash equivalents at the parent company totaled $1.6 billion. Cash at the Federal Reserve declined from December 31, 2021 as the Company used cash balances to fund loan growth and experienced a decline in deposits due to normalizing pandemic liquidity.
At December 31, 2022, the Company’s borrowing capacity with the Federal Reserve was $13.2 billion based on available collateral. Borrowing availability with the FHLB was $14.5 billion based on available collateral at the same date. Regions also maintains a shelf registration statement with the U.S. Securities and Exchange Commission that can be utilized by the Company to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time.
Regions is required to conduct liquidity stress testing and measure its available sources of liquidity against minimums as established by Regions' internal liquidity policy. Regions was fully compliant with those requirements as of year-end.
For more information, refer to the following additional sections within this Form 10-K:
•“Supervision and Regulation” discussion within Item 1. Business
•“Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A
•“Regulatory Requirements” section of MD&A
•“Liquidity” discussion within the “Risk Management” section of MD&A
•Note 11 "Borrowed Funds" to the consolidated financial statements
2023 Expectations

2023 Expectations (1)
Category	Expectation
Total Adjusted Revenue (2)	Up 8-10%
Adjusted Non-Interest Expense	Up 4.5-5.5%; expect the first half of 2023 to be higher than the second half of 2023
Adjusted Operating Leverage	~4%
Ending Loans	Up ~4%
Ending Deposits	Down $3-$5 billion in the first half of 2023; stable to modest growth in the second half of 2023
Net Charge-Offs / Average Loans	25-35 bps
Effective Tax Rate	22-23%
______
(1)Expectation for CET1 is to manage near the upper end of a 9.25-9.75% operating range over the near term.
(2)Expectation utilizes the December 31, 2022 forward interest rate curve.

The reconciliation with respect to these forward-looking non-GAAP measures is expected to be consistent with the actual non-GAAP reconciliations within Management's Discussion and Analysis of this Form 10-K. For more information related to the Company's 2023 expectations, refer to the related sub-sections discussed in more detail within Management's Discussion and Analysis of this Form 10-K.
GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on operations for the years 2022 and 2021; in addition, financial information for prior years will also be presented when appropriate.
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income as well as non-interest income sources. Net interest income is primarily the difference between the interest income Regions receives on interest-earning assets, such as loans, leases, investment securities and cash balances held at the FRB, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for credit losses and non-interest expenses such as salaries and employee benefits, equipment and software expenses, occupancy, professional, legal and regulatory expenses, FDIC insurance assessments, and other operating expenses, as well as income taxes.

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
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which excludes certain adjustments that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include "adjusted net loan charge-offs", "adjusted net loan charge-offs as a percent of average loans, annualized", “adjusted non-interest expense", "adjusted non-interest income", "adjusted total revenue", "adjusted total revenue, taxable-equivalent basis", and "adjusted operating leverage ratio". Regions believes that excluding certain items provides a meaningful base for period-to-period comparison, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
•Preparation of Regions’ operating budgets
•Monthly financial performance reporting
•Monthly close-out reporting of consolidated results
•Presentations to investors of Company performance
•Metrics for incentive compensation
Net loan charge-offs (GAAP) are presented excluding adjustments to arrive at adjusted net loan-charge offs (non-GAAP). Adjusted net loan charge-offs as a percentage of average loans (non-GAAP) are calculated as adjusted net loan charge-offs (non-GAAP) divided by average loans (GAAP) and annualized. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP). Net interest income (GAAP) is presented with taxable-equivalent adjustments to arrive at net interest income on a taxable-equivalent basis (GAAP). Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP). Net interest income (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue (non-GAAP). Net interest income on a taxable-equivalent basis (GAAP) and adjusted non-interest income (non-GAAP) are added together to arrive at adjusted total revenue on a taxable-equivalent basis (non-GAAP). The adjusted operating leverage ratio (non-GAAP), which is a measure of productivity, is calculated as the year over year percentage change in adjusted total revenue on a taxable-

equivalent basis (non-GAAP) less the year over year percentage change in adjusted total non-interest expense (non-GAAP). Management uses this ratio to monitor performance and believes it provides meaningful information to investors.
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

Table 1—GAAP to Non-GAAP Reconciliations

	Year Ended December 31
	2022	2021	2020
	(Dollars in millions)
ADJUSTED NET CHARGE-OFFS AND RATIO
Net loan charge-offs (GAAP)	$263	$204	$512
Less: charge-offs associated with the sale of unsecured consumer loans (1)	63	—	—
Adjusted net loan charge-offs (non-GAAP)	$200	$204	$512

Average loans, net of unearned income, outstanding for the period (GAAP)	$92,282	$84,802	$87,813

Net loan charge-offs as a percentage of average loans, annualized (GAAP) (2)	0.29%	0.24%	0.58%
Adjusted net loan charge-offs as a percentage of average loans, annualized (non-GAAP) (2)	0.22%	0.24%	0.58%
_____
(1)At the end of the third quarter of 2022, the Company made the strategic decision to sell certain unsecured consumer loans. These loans were marked down to fair value through net charge-offs.
(2)Amounts have been calculated using whole dollar values.

		Year Ended December 31
		2022	2021	2020
		(Dollars in millions)
ADJUSTED OPERATING LEVERAGE RATIOS
Non-interest expense (GAAP)	A	$4,068	$3,747	$3,643
Adjustments:
Contribution to Regions Financial Corporation foundation		—	(3)	(10)
Professional, legal and regulatory expenses (1)		(179)	(15)	(7)
Branch consolidation, property and equipment charges		(3)	(5)	(31)
Loss on early extinguishment of debt		—	(20)	(22)
Salaries and employee benefits—severance charges		—	(6)	(31)
Acquisition expenses		—	—	(1)
Adjusted non-interest expense (non-GAAP)	B	$3,886	$3,698	$3,541
Net interest income (GAAP)	C	$4,786	$3,914	$3,894
Taxable-equivalent adjustment (GAAP)		47	44	48
Net interest income, taxable-equivalent basis (GAAP)	D	$4,833	$3,958	$3,942
Non-interest income (GAAP)	E	$2,429	$2,524	$2,393
Adjustments:
Securities (gains) losses, net		1	(3)	(4)
Gains on equity investment		—	(3)	(50)
Bank-owned life insurance (2)		—	(18)	(25)
Leveraged lease termination gains		(1)	(2)	(2)
Insurance proceeds (1)		(50)	—	—
Adjusted non-interest income (non-GAAP)	F	$2,379	$2,498	$2,312
Total revenue (GAAP)	C+E=G	$7,215	$6,438	$6,287
Adjusted total revenue (non-GAAP)	C+F=H	$7,165	$6,412	$6,206
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$7,262	$6,482	$6,335
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$7,212	$6,456	$6,254
Operating leverage ratio (GAAP) (3)		3.46%	(0.55)%	2.71%
Adjusted operating leverage ratio (non-GAAP) (3)		6.63%	(1.23)%	2.56%

 _________
(1)The 2022 professional, legal and regulatory expense is related to the settlement of a previously disclosed matter with the CFPB. The Company received insurance proceeds related to this settlement. The 2021 and 2020 professional, legal and regulatory expenses are related to professional and legal expenses for acquisitions.
(2)The 2021 amount is related to an individual BOLI claim benefit. The 2020 amount is related to a gain on the exchange of BOLI policies.
(3)Amounts have been calculated using whole dollar values.

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
See Note 1 "Summary of Significant Accounting Policies" and Note 5 "Allowance for Credit Losses" to the consolidated financial statements for information about areas of judgment and methodologies used in establishing the allowance.
The allowance is sensitive to a number of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The allowance is also sensitive to external factors such as the general health of the economy, as evidenced by changes in interest rates, inflation, GDP, unemployment rates, changes in real estate demand and values, volatility in commodity prices, bankruptcy filings, health pandemics, government stimulus, and the effects of weather and natural disasters such as droughts, floods and hurricanes.
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
In June 2022, the FRB released its estimated modeled credit losses for Regions based on the December 31, 2021 balance sheet. The FRB estimated credit losses in its severely adverse scenario of $6.0 billion, or 6.9 percent. See the Federal Reserve stress test disclosures at "Item 1. Business - Capital Requirements" for more information regarding their assumptions in this stress test.
It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, Regions estimated the allowance using a scenario that was 1 standard deviation unfavorable to the expected scenario for each macroeconomic variable. This unfavorable scenario resulted in an allowance approximately 16 percent higher than the allowance using the expected scenario.
Similar to the scenarios above, it is difficult to estimate how potential changes in credit risk factors might affect the overall allowance because of the wide variety of credit risk factors that are considered in estimating the allowance. Changes in risk ratings may not occur at the same rate and may not be consistent across product or industry types. Regions conducted a separate sensitivity analysis considering deteriorating conditions for commercial and investor real estate portfolio factors by stressing key portfolio drivers relative to the baseline portfolio conditions. Regions stressed risk ratings by one downgrade for commercial and investor real estate loans. This scenario generated an increase in the modeled allowance of approximately $144 million for the commercial and investor real estate portfolios.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily relationship assets, agency commercial real estate licenses and purchased credit card relationships). Goodwill totaled $5.7 billion at both December 31, 2022 and December 31, 2021. Goodwill is allocated to each of Regions’ reportable segments (each a reporting unit: Corporate Bank, Consumer Bank, and Wealth Management). Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements for further discussion).
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
The Company completed its annual goodwill impairment test as of October 1, 2022, by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors, and trends in the banking industry. After assessing the totality of the events and circumstances, the Company determined that it is more likely than not that the fair value of the Corporate Bank, Consumer Bank, and Wealth Management reporting units exceed their respective carrying values. Therefore, a quantitative impairment test was deemed unnecessary. Refer to Note 9 "Intangible Assets" to the consolidated financial statements for additional discussion of goodwill.
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
Other identifiable intangible assets such as relationship assets, agency commercial real estate licenses and purchased credit card relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances which could impact the recoverability of the intangible asset. These events could include loss of customer relationships, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated. As of December 31, 2022, the Company’s review indicated there was no impairment in the value of the intangible assets.
Residential Mortgage Servicing Rights
Regions has elected to measure and report its residential MSRs using the fair value method. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the "Fair Value Measurements" section. Specific characteristics of the underlying loans greatly impact the estimated value of the related residential MSRs. As a result, Regions stratifies its residential mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its residential MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of residential MSRs which impacts earnings. The carrying value of residential MSRs was $812 million at December 31, 2022. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in benchmark interest rates of 25 basis points and 50 basis points would reduce the December 31, 2022 fair value of residential MSRs by approximately 1 percent ($10 million) and 3 percent ($22 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2022 fair value of residential MSRs by approximately 1 percent ($9 million) and 2 percent ($17 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 16 percent, would result in a decline in the value of the residential MSRs by approximately $26 million.
The pro forma fair value analyses presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates and servicing costs. This sensitivity analysis does not reflect an expected outcome. Refer to Note 6 "Servicing of Financial Assets" to the consolidated financial statements for additional disclosure on residential mortgage servicing rights.
Income Taxes
Accrued income taxes are reported as a component of either other assets or other liabilities, as appropriate, in the consolidated balance sheets and reflect management’s estimate of income taxes to be paid or received. The Company is subject to income tax in the U.S. and multiple state and local jurisdictions. The tax laws and regulations in each jurisdiction are complex and may be subject to different interpretations by the Company and the relevant government taxing authorities. Therefore, the Company is required to exercise judgment in determining tax accruals and evaluating the Company’s tax positions, including evaluating uncertain tax positions.
Deferred income taxes represent the amount of future income taxes to be paid or received and are accounted for using the asset and liability method with the net balance reported in other assets or other liabilities, as appropriate, in the consolidated balance sheets. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. In projecting future taxable income, the Company utilizes forecasted pre-tax earnings, adjusts for the estimated temporary differences and incorporates assumptions, including the amounts of income allocable to taxing jurisdictions. Determining whether deferred tax assets are realizable is subjective and requires the use of significant judgment. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. The Company currently maintains a valuation allowance for certain state carryforwards.
The Company’s estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates and changes in operating activities. Any changes, if they occur, can be significant to the Company’s consolidated financial position, results of operations or cash flows.
See Note 1 "Summary of Significant Accounting Policies" and Note 19 "Income Taxes" to the consolidated financial statements for further details and discussion.
OPERATING RESULTS
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates and in 2022, the FOMC increased the Fed funds rate by 425 basis points during the twelve months ended December 31, 2022.
Net interest income (taxable-equivalent basis) increased by $875 million in 2022 compared to 2021, and net interest margin increased by 51 basis points to 3.36 percent in 2022. The increases in net interest income and net interest margin were driven primarily by higher interest rates and the addition of higher-yielding consumer home improvement loans from the acquisition of EnerBank in the fourth quarter of 2021. Growth in average loan and average securities portfolio balances also contributed to the increase in net interest income. A decline in average cash balances, as a result of loan growth and a decline in deposits due to normalizing pandemic liquidity, also contributed to the increase in net interest margin. Increases in average interest-bearing deposit balances and costs partially offset the increases in net interest income and net interest margin, and a decline in PPP forgiveness income in 2022 also impacted net interest income.

Regions' asset yields in 2022 were impacted by the high interest rate environment. The loan portfolio yield increased to 4.46 percent in 2022 from 4.11 percent in 2021. The Company's loan yields are primarily influenced by short-term interest rates such as 30-day LIBOR, which averaged 1.92 percent in 2022 compared to 0.10 percent in 2021. The increase in loan yields includes the transfer from higher cash-flow hedge income in 2021 to higher loan product yields in 2022, and is also attributable to the rise in short-term rates. Additionally, fixed-rate lending production and investment securities portfolio reinvestment, which contains significant residential fixed-rate exposure, benefited from higher long-term rates. The investment securities portfolio increased in yield to 2.20 percent in 2022 from 1.86 percent in 2021.
Funding costs remained well-controlled, but increased in 2022 to 0.23 percent compared to 0.12 percent in 2021. Deposit costs increased to 14 basis points for 2022 compared to 5 basis points for 2021 due primarily to higher interest rates coupled with a higher interest-bearing balance mix.
See also the "Market Risk-Interest Rate Risk" section in Management's Discussion and Analysis for additional information.
Table 2 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 2—Consolidated Average Daily Balances and Yield/Rate Analysis

	Year Ended December 31
	2022			2021			2020
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$3	$—	0.14%	$—	$—	—%
Debt securities (2)(3)	31,281	688	2.20	28,604	533	1.86	24,837	582	2.34
Loans held for sale	640	36	5.63	1,219	37	3.06	932	28	2.95
Loans, net of unearned income (4)(5)	92,282	4,135	4.46	84,802	3,496	4.11	87,813	3,658	4.15
Interest bearing deposits in other banks	18,396	239	1.30	22,810	30	0.13	7,688	9	0.13
Other earning assets	1,379	51	3.69	1,289	29	2.23	1,382	33	2.37
Total earning assets	143,978	5,149	3.56	138,727	4,125	2.97	122,652	4,310	3.50
Unrealized gains/(losses) on securities available for sale, net (2)	(2,166)			623			935
Allowance for loan losses	(1,442)			(1,795)			(1,944)
Cash and due from banks	2,321			2,027			2,047
Other non-earning assets	16,701			14,687			14,405
	$159,392			$154,269			$138,095
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$15,940	19	0.12	$13,867	19	0.13	$10,325	14	0.14
Interest-bearing checking	26,830	72	0.27	25,128	8	0.03	21,522	35	0.16
Money market	31,875	80	0.25	30,615	8	0.03	27,877	51	0.18
Time deposits	5,578	26	0.47	5,253	29	0.56	6,432	76	1.18
Other deposits	1	—	3.52	2	—	1.20	252	4	1.58
Total interest-bearing deposits (6)	80,224	197	0.25	74,865	64	0.09	66,408	180	0.27
Federal funds purchased and securities sold under agreements to repurchase	10	—	3.73	12	—	0.19	46	1	1.18
Other short-term borrowings	—	—	—	—	—	—	797	9	1.13
Long-term borrowings	2,328	119	5.08	2,823	103	3.63	6,601	178	2.67
Total interest-bearing liabilities	82,562	316	0.38	77,700	167	0.21	73,852	368	0.50
Non-interest-bearing deposits(6)	56,469	—	—	55,838	—	—	44,386	—	—
Total funding sources	139,031	316	0.23	133,538	167	0.12	118,238	368	0.31
Net interest spread (2)			3.18			2.75			3.00
Other liabilities	3,858			2,525			2,469
Shareholders’ equity	16,503			18,201			17,382
Noncontrolling Interest	—			5			6
	$159,392			$154,269			$138,095
Net interest income/margin on a taxable-equivalent basis (7)		$4,833	3.36%		$3,958	2.85%		$3,942	3.21%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.

(3)Interest income on debt securities includes hedging income of $41 million for the year ended December 31, 2022 and zero for the years ended December 31, 2021 and 2020. Hedging income for the year ended December 31, 2022 reflects strategies designed to accelerate hedge notional maturities through the use of pay fixed swaps. Benefits will migrate to cash flow hedges from loans in the first quarter of 2023.
(4)Loans, net of unearned income include non-accrual loans for all periods presented.
(5)Interest income on loans, net of unearned income, includes hedging income of $140 million, $426 million, and $260 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $64 million, $152 million and $75 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(6)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.14%, 0.05% and 0.16% for the years ended December 31, 2022, 2021 and 2020, respectively.
(7)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.
Table 3 "Volume and Yield/Rate Variances" provides additional information with which to analyze the changes in net interest income.
Table 3— Volume and Yield/Rate Variances

	2022 Compared to 2021			2021 Compared to 2020
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Debt securities	$53	$102	$155	$80	$(129)	$(49)
Loans held for sale	(23)	22	(1)	8	1	9
Loans, including fees	324	315	639	(126)	(36)	(162)
Interest-bearing deposits in other banks	(7)	216	209	21	—	21
Other earning assets	2	20	22	(2)	(2)	(4)
Total earning assets	349	675	1,024	(19)	(166)	(185)
Interest expense on:
Savings	2	(2)	—	5	—	5
Interest-bearing checking	1	63	64	5	(32)	(27)
Money market	—	72	72	4	(47)	(43)
Time deposits	2	(5)	(3)	(12)	(35)	(47)
Other deposits	—	—	—	(3)	(1)	(4)
Total interest-bearing deposits	5	128	133	(1)	(115)	(116)
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	(1)	(1)
Other short-term borrowings	—	—	—	(11)	2	(9)
Long-term borrowings	(20)	36	16	(124)	49	(75)
Total interest-bearing liabilities	(15)	164	149	(136)	(65)	(201)
Increase (decrease) in net interest income	$364	$511	$875	$117	$(101)	$16
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
The mix of earning assets can affect the interest rate spread. Regions’ primary types of earning assets are loans and investment securities. Certain types of earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities or interest bearing deposits in other banks. Average earning assets in 2022 totaled $144.0 billion, an increase of $5.3 billion as compared to the prior year, primarily due to increases in loans, net of unearned income, and securities. These increases were partially offset by a decline in cash balances as a result of loan growth and deposit declines due to normalizing pandemic liquidity. See the "Loans", "Debt Securities", and "Cash and Cash Equivalents" sections for further details.
Average loans as a percentage of average earning assets were 64 percent and 61 percent in 2022 and 2021, respectively. The remaining categories of earning assets are shown in Table 2 "Consolidated Average Daily Balances and Yield/Rate Analysis". The proportion of average earning assets to average total assets, which was 90 percent in both 2022 and 2021, measures the effectiveness of management’s efforts to invest available funds into the most profitable earning vehicles. Funding for Regions’ earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. The percentage of average earning assets funded by average interest-bearing liabilities was 57 percent in 2022 and 56 percent in 2021.

PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. During 2022, the provision for credit losses totaled $271 million and net charge-offs were $263 million. This compares to a benefit from credit losses of $524 million and net charge-offs of $204 million in 2021.
For further discussion and analysis of the total allowance for credit losses, see the "Allowance for Credit Losses" and “Risk Management” sections found later in this report. See also Note 5 "Allowance for Credit Losses" to the consolidated financial statements.
NON-INTEREST INCOME
Table 4—Non-Interest Income

	Year Ended December 31			Change 2022 vs. 2021
	2022	2021	2020	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$641	$648	$621	$(7)	(1.1)%
Card and ATM fees	513	499	438	14	2.8%
Capital markets income	339	331	275	8	2.4%
Investment management and trust fee income	297	278	253	19	6.8%
Mortgage income	156	242	333	(86)	(35.5)%
Investment services fee income	122	104	84	18	17.3%
Commercial credit fee income	96	91	77	5	5.5%
Bank-owned life insurance	62	82	95	(20)	(24.4)%
Market valuation adjustments on employee benefit assets - other	(45)	20	12	(65)	(325.0)%
Securities gains (losses), net	(1)	3	4	(4)	(133.3)%
Insurance proceeds (1)	50	—	—	50	NM
Gain on equity investment (2)	—	3	50	(3)	(100.0)%
Other miscellaneous income	199	223	151	(24)	(10.8)%
	$2,429	$2,524	$2,393	$(95)	(3.8)%
_______
(1) In the third quarter of 2022, the Company settled a previously disclosed matter with the CFPB. The Company received an insurance reimbursement in the fourth quarter of 2022 related to the settlement.
(2) The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter 2021.
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, corporate analysis service charges, non-sufficient fund fees, and other customer transaction-related service charges. During the current year, service charges have been impacted by overdraft-related policy enhancements throughout 2022 and the elimination of non-sufficient fund fees in mid-June 2022.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income increased slightly in 2022, driven primarily by higher commercial swap income, which benefited from positive credit/ debit valuation adjustments due to rate and spread movements. Additionally, capital markets income includes revenue from the fourth quarter 2021 acquisitions of Sabal and Clearsight. Offsetting these increases were declines in securities underwriting and placement fees and M&A advisory fees. M&A advisory fees were impacted by timing delays due to market volatility during 2022.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in 2022 was due primarily to lower mortgage production and sales as a result of higher market interest rates. The decline in production and sales was partially offset by an increase in servicing income and improvement in the valuation of mortgage servicing rights and related hedges. Mortgage income for 2022 also includes approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools in the first quarter of 2022.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during 2022 compared to 2021 due primarily to the rising interest rate environment, which has driven increases in fixed annuity rates and the related investment income. Also contributing was an increase in assets under management due to an increase in financial advisors.
Bank-owned Life Insurance
Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Bank-owned life insurance decreased in 2022 compared to 2021 primarily due to an $18 million individual BOLI claim benefit recognized in the second quarter of 2021.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. Market value adjustments on employee benefit assets decreased in 2022 compared to 2021 due to market volatility. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), net
Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 6 "Debt Securities" section and Note 3 "Debt Securities" to the consolidated financial statements for more information.
Insurance Proceeds
Insurance proceeds recognized in 2022 were related to the settlement of a previously disclosed matter with the CFPB. See Note 23 "Commitments, Contingencies and Guarantees" for more detail.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item listed separately in Table 4 above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in 2022 compared to 2021 primarily due to a decline in commercial loan and leasing related fee income, a decrease in SBIC income, and adjustments made in 2021 to increase the values of other equity investments.
NON-INTEREST EXPENSE
Table 5—Non-Interest Expense

	Year Ended December 31			Change 2022 vs. 2021
	2022	2021	2020	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$2,318	$2,205	$2,100	$113	5.1%
Equipment and software expense	392	365	348	27	7.4%
Net occupancy expense	300	303	313	(3)	(1.0)%
Outside services	157	156	170	1	0.6%
Marketing	102	106	94	(4)	(3.8)%
Professional, legal and regulatory expenses	263	98	89	165	168.4%
Credit/checkcard expenses	66	62	50	4	6.5%
FDIC insurance assessments	61	45	48	16	35.6%
Visa class B shares expense	24	22	24	2	9.1%
Loss on early extinguishment of debt	—	20	22	(20)	(100.0)%
Branch consolidation, property and equipment charges	3	5	31	(2)	(40.0)%
Other miscellaneous expenses	382	360	354	22	6.1%
	$4,068	$3,747	$3,643	$321	8.6%

Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during 2022 compared to 2021 primarily due to a full year of expense related to the additional associates from acquisitions in the fourth quarter of 2021. There was also growth in full-time equivalent headcount during the year from 19,626 at December 31, 2021 to 20,073 at December 31, 2022. Also contributing to the increase were annual merit increases that occurred in the second quarter of 2022. These increases were partially offset by a decline in benefits expense.

Professional, Legal and Regulatory Expenses
Professional, legal and regulatory expenses consist of amounts related to legal, consulting, other professional fees and regulatory charges. Professional, legal and regulatory expenses increased in 2022 compared to 2021 primarily due to a settlement reached with the CFPB in the third quarter of 2022 related to a previously disclosed matter. See Note 23 "Commitments, Contingencies and Guarantees" for more detail.
FDIC Insurance Assessments
FDIC insurance assessments increased during 2022 compared to 2021 due to higher FDIC premium expenses as a result of loan growth and declining cash balances.
Loss on Early Extinguishment of Debt
In 2021, Regions redeemed its 3.80% senior bank notes and incurred related early extinguishment pre-tax charges totaling $20 million.
INCOME TAXES
The Company’s income tax expense for the year ended 2022 was $631 million compared to income tax expense of $694 million for the same period in 2021, resulting in effective tax rates of 22.0% percent and 21.6% percent, respectively. See the "Executive Overview" for the Company's near-term expectations for future tax rates.
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
Cash and Cash Equivalents
At December 31, 2022, cash and cash equivalents totaled $11.2 billion compared to $29.4 billion at December 31, 2021. The decrease was due primarily to a decrease in cash on deposit with the FRB partially offset by an increase in cash due from other banks. In 2022, the Company used cash balances to fund loan growth and experienced a decline in deposits. Also contributing to the decline in cash balances was securities purchases as a part of hedging and active cash management strategies. See the "Debt Securities", "Loans", "Liquidity", and "Deposits" sections for more information.
Debt Securities
Debt securities available for sale, which constitute the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Regions’ investment policy emphasizes credit quality and liquidity. Debt securities rated in the highest category by nationally recognized rating agencies and debt securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 96 percent of the investment portfolio at December 31, 2022. All other debt securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 4 percent of total debt securities at December 31, 2022. The “Market Risk-Interest Rate Risk” and "Liquidity Risk" sections, found later in this report, further explain Regions’ interest rate and liquidity risk management practices.
The average life of the debt securities portfolio at December 31, 2022 was estimated to be 5.77 years, with a duration of approximately 4.81 years. These metrics compare with an estimated average life of 4.93 years and a duration of approximately 4.25 years for the portfolio at December 31, 2021.
The decrease in debt securities from year-end 2021 was primarily driven by declines in market valuations due to an increase in market interest rates. Regions made purchases of debt securities available for sale, in addition to normal reinvestment of maturities and paydowns, totaling approximately $2.8 billion consisting primarily of U.S. Treasury, federal agency, residential agency mortgage, and commercial agency mortgage-backed securities in 2022, which partially offset the market value declines. Approximately $2.5 billion of the purchases relate to the Company's hedging strategy with the remaining purchases related to reinvestment of proceeds from loan sales.

See Note 3 "Debt Securities" to the consolidated financial statements for additional information.
Table 6 "Debt Securities" details the carrying values of debt securities, including both available for sale and held to maturity.
Table 6—Debt Securities

	2022	2021
	(In millions)
U.S. Treasury securities	$1,187	$1,132
Federal agency securities	836	92
Obligations of states and political subdivisions	2	4
Mortgage-backed securities:
Residential agency	17,233	19,319
Residential non-agency	1	1
Commercial agency	8,135	6,915
Commercial non-agency	186	536
Corporate and other debt securities	1,154	1,381
	$28,734	$29,380

Table 7 "Relative Contractual Maturities" details the contractual maturities of debt securities, including held to maturity and available for sale, and the related weighted-average yields.
Table 7— Relative Contractual Maturities

	Debt Securities Maturing as of December 31, 2022
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
U.S. Treasury securities	$10	$691	$479	$7	$1,187
Federal agency securities	—	582	146	108	836
Obligations of states and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Residential agency	—	154	914	16,165	17,233
Residential non-agency	—	—	1	—	1
Commercial agency	59	3,505	3,891	680	8,135
Commercial non-agency	—	—	—	186	186
Corporate and other debt securities	154	861	128	11	1,154
	$223	$5,793	$5,559	$17,159	$28,734
Weighted-average yield (1)	1.37%	2.46%	2.60%	2.05%	2.23%
_________
(1)The weighted-average yields are calculated on the basis of the yield to maturity based on the carrying value of each debt security. The yields presented in Table 2 are calculated based on the amortized cost of each debt security and yields earned throughout each year. Yields are calculated based on whole dollar amounts.
Loans Held For Sale
At December 31, 2022, loans held for sale totaled $354 million, consisting of $160 million of residential real estate mortgage loans, $153 million of commercial loans, $38 million of consumer and other performing loans, and $3 million of non-performing loans. At December 31, 2021, loans held for sale totaled $1.0 billion, consisting of $680 million of residential real estate mortgage loans, $257 million of commercial loans, $53 million of consumer and other performing loans, and $13 million of non-performing loans. The levels of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on production and retention levels, as well as the timing of origination and sale to third parties. Commercial loans held for sale include commercial mortgage loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties.
Loans
GENERAL
Loans, net of unearned income, represented 71 percent of interest-earning assets as of December 31, 2022 compared to 60 percent as of December 31, 2021. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity lines and loans, consumer credit card, other consumer—exit portfolios, and other consumer loans).
Table 8 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class as of December 31, 2022 and 2021 and Table 9 provides information on selected loan maturities as of December 31, 2022:
Table 8—Loan Portfolio

	2022	2021
	(In millions, net of unearned income)
Commercial and industrial	$50,905	$43,758
Commercial real estate mortgage—owner-occupied	5,103	5,287
Commercial real estate construction—owner-occupied	298	264
Total commercial	56,306	49,309
Commercial investor real estate mortgage	6,393	5,441
Commercial investor real estate construction	1,986	1,586
Total investor real estate	8,379	7,027
Residential first mortgage	18,810	17,512
Home equity lines	3,510	3,744
Home equity loans	2,489	2,510
Consumer credit card	1,248	1,184
Other consumer—exit portfolios	570	1,071
Other consumer	5,697	5,427
Total consumer	32,324	31,448
	$97,009	$87,784
Table 9— Loan Maturities

	Loans Maturing as of December 31, 2022
	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(In millions)
Commercial and industrial	$7,696	$34,103	$7,644	$1,462	$50,905
Commercial real estate mortgage—owner-occupied	439	1,561	2,935	168	5,103
Commercial real estate construction—owner-occupied	13	63	206	16	298
Total commercial	8,148	35,727	10,785	1,646	56,306
Commercial investor real estate mortgage	2,421	3,857	115	—	6,393
Commercial investor real estate construction	465	1,520	1	—	1,986
Total investor real estate	2,886	5,377	116	—	8,379
Residential first mortgage	7	157	3,291	15,355	18,810
Home equity lines	116	1,355	2,031	8	3,510
Home equity loans	7	151	1,856	475	2,489
Consumer credit card	1,248	—	—	—	1,248
Other consumer—exit portfolios	30	287	253	—	570
Other consumer	168	1,038	1,550	2,941	5,697
Total consumer	1,576	2,988	8,981	18,779	32,324
	$12,610	$44,092	$19,882	$20,425	$97,009

Table 10- Loan Distribution by Rate Type
The following table shows the distribution of those loans with maturities greater than one year between predetermined and variable interest rate loans as of December 31, 2022:

	Predetermined Rate	Variable Rate (1)
	(In millions)
Commercial and industrial	$13,063	$30,146
Commercial real estate mortgage—owner-occupied	2,848	1,816
Commercial real estate construction—owner-occupied	166	119
Total commercial	16,077	32,081
Commercial investor real estate mortgage	218	3,754
Commercial investor real estate construction	2	1,519
Total investor real estate	220	5,273
Residential first mortgage	16,592	2,211
Home equity lines	—	3,394
Home equity loans	2,482	—
Other consumer—exit portfolios	540	—
Other consumer	5,292	237
Total consumer	24,906	5,842
	$41,203	$43,196
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
Loans, net of unearned income, totaled $97.0 billion at December 31, 2022, an increase of $9.2 billion from year-end 2021 levels. Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Loan balances increased year over year primarily due to increases in the commercial and industrial, commercial investor real estate mortgage and residential first mortgage portfolio classes. See the "Executive Overview" section for details on expectations of loan growth in 2023.
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 8, explain changes in balances from year-end 2021 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4 "Loans" and Note 5 "Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $7.1 million or 16 percent since year-end 2021. The increase in commercial and industrial loan balances was driven by new loan production and a continued increase in line utilization. In 2022, commercial and industrial loan growth was broad-based and included increases in the real estate, financial services, information, manufacturing, and wholesale goods industries. The December 31, 2022 commercial and industrial loan balance included $135 million of PPP loans, a decrease of $613 million compared to year-end 2021, reflecting continued PPP loan forgiveness.
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

The following table provides detail of Regions' commercial portfolio balances in selected industries as of December 31:
Table 11—Commercial Industry Exposure

	2022
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,531	$930	$2,461
Agriculture	332	251	583
Educational services	3,311	978	4,289
Energy	1,559	3,132	4,691
Financial services	6,923	7,681	14,604
Government and public sector	3,196	456	3,652
Healthcare	3,650	2,359	6,009
Information	2,767	1,470	4,237
Manufacturing	5,323	4,941	10,264
Professional, scientific and technical services	2,604	1,626	4,230
Real estate (1)	9,097	8,809	17,906
Religious, leisure, personal and non-profit services	1,611	648	2,259
Restaurant, accommodation and lodging	1,360	356	1,716
Retail trade	2,501	2,297	4,798
Transportation and warehousing	3,303	1,832	5,135
Utilities	2,510	2,793	5,303
Wholesale goods	4,394	3,876	8,270
Other (2)	334	2,201	2,535
Total commercial	$56,306	$46,636	$102,942

	2021 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,489	$1,141	$2,630
Agriculture	336	253	589
Educational services	2,975	948	3,923
Energy	1,361	2,678	4,039
Financial services	5,582	5,933	11,515
Government and public sector	2,845	526	3,371
Healthcare	3,918	2,270	6,188
Information	1,929	1,233	3,162
Manufacturing	4,629	4,270	8,899
Professional, scientific and technical services	2,235	1,409	3,644
Real estate (1)	7,343	7,720	15,063
Religious, leisure, personal and non-profit services	1,733	730	2,463
Restaurant, accommodation and lodging	1,658	433	2,091
Retail trade	2,247	2,307	4,554
Transportation and warehousing	3,030	1,538	4,568
Utilities	2,131	2,895	5,026
Wholesale goods	3,756	3,189	6,945
Other (2)	112	2,425	2,537
Total commercial	$49,309	$41,898	$91,207
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $1.4 billion in comparison to 2021 year-end balances. The increase was primarily driven by growth in term lending commitments and fundings on previously committed construction facilities.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $1.3 billion in comparison to 2021 year-end balances. The increase is primarily due to a decline in prepayment rate and an increase in ARM production retained on the balance sheet. The increase was partially offset by the sale of approximately $285 million of Ginnie Mae loans in the first quarter of 2022, which had been previously repurchased from their pools. Approximately $4.0 billion in new loan originations were retained on the balance sheet through the year ended December 31, 2022.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $234 million in comparison to 2021 year-end balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions’ branch network.
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
The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of December 31, 2022. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 12—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2023	$72	2.04%	$53	1.52%	$125
2024	109	3.12	72	2.03	181
2025	103	2.94	110	3.13	213
2026	144	4.09	150	4.29	294
2027	360	10.26	298	8.50	658
2028-2033	1,014	28.88	931	26.53	1,945
2033-2037	2	0.08	3	0.07	5
Thereafter	4	0.11	3	0.08	7
Revolving Loans Converted to Amortizing	47	1.34	35	0.99	82
Total	$1,855	52.86%	$1,655	47.14%	$3,510
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
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$64	$2	$—	$2	$1
Above 80% - 100%	1,456	3	3	9	8
80% and below	17,015	1,830	1,627	2,205	233
Data not available	275	20	25	28	3
	$18,810	$1,855	$1,655	$2,244	$245

	December 31, 2021
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$5	$1	$—	$2	$1
Above 80% - 100%	1,667	6	8	16	4
80% and below	15,564	2,053	1,588	2,305	167
Data not available	276	29	59	11	4
	$17,512	$2,089	$1,655	$2,334	$176
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $501 million from year-end 2021.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $270 million from year-end 2021 primarily driven by by increases in consumer home improvement loans partially offset by the sale of $1.2 billion of unsecured consumer loans at the end of the third quarter of 2022.
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
The allowance totaled $1.6 billion at both of December 31, 2022 and 2021, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance by quarter from year-end 2021 to year-end 2022 are presented in Table 14 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 14— Allowance Changes

Allowance for Credit Losses
(In millions)
Allowance for credit losses, January 1, 2022	$1,574
Net charge-offs	(46)
Provision over (less than) net charge-offs:
Economic/Qualitative	(54)
Other portfolio changes (1)	18
Total provision over (less than) net charge-offs	(82)
Allowance for credit losses, March 31, 2022	$1,492

Allowance for credit losses, April 1, 2022	$1,492
Net charge-offs	(38)
Provision over (less than) net charge-offs:
Economic/Qualitative (2)	(2)
Other portfolio changes (1)	62
Total provision over (less than) net charge-offs	22
Allowance for credit losses, June 30, 2022	$1,514

Allowance for credit losses, July 1, 2022	$1,514
Net charge-offs (4)	(110)
Provision over (less than) net charge-offs:
Economic/Qualitative (3)	40
Net provision benefit from the sale of unsecured consumer loans (4)	(31)
Other portfolio changes (1)	126
Total provision over (less than) net charge-offs	25
Allowance for credit losses, September 30, 2022	$1,539

Allowance for credit losses, October 1, 2022	$1,539
Net charge-offs	(69)
Provision over (less than) net charge-offs:
Economic/Qualitative (3)	1
Other portfolio changes (1)	111
Total provision over (less than) net charge-offs	43
Allowance for credit losses, December 31, 2022	$1,582
_______
(1)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs, changes in the mix of total outstanding loans, and credit quality changes. This line item excludes the impact of PPP loans of $135 million as of December 31, 2022, $177 million as of September 30, 2022, $254 million as of June 30, 2022 and $437 million as of March 31, 2022, which are fully backed by the U.S. government and have an immaterial associated allowance.
(2)Includes pandemic-related qualitative adjustments.
(3)Includes an incremental provision for estimated hurricane-related loan losses of $20 million for the third quarter of 2022. The hurricane-related allowance was released in the fourth quarter of 2022.
(4)At the end of the third quarter of 2022, the Company sold certain unsecured consumer loans with an associated allowance of $94 million at the time of the sale. There was a $63 million fair value mark recorded through charge-offs in conjunction with the sale, which resulted in a net provision benefit of $31 million associated with the sale.

The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of December 31, 2022. The unemployment rate is the most significant macroeconomic factor among the allowance models. The unemployment rate in the fourth quarter continued to be lower than the pre-pandemic levels with forecasted periods expected to remain relatively consistent.
Table 15— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		December 31, 2022
	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024	3Q2024	4Q2024
Real GDP, annualized % change	1.1%	0.3%	0.6%	0.9%	1.3%	1.6%	2.3%	2.2%	2.4%
Unemployment rate	3.7%	3.8%	4.0%	4.2%	4.3%	4.4%	4.4%	4.4%	4.3%
HPI, year-over-year % change	6.1%	(0.2)%	(3.8)%	(3.7)%	(2.7)%	(0.5)%	1.2%	2.6%	3.9%
S&P 500	3,881	4,067	4,108	4,278	4,434	4,548	4,647	4,727	4,793
CPI, year-over-year % change	7.3%	6.0%	4.4%	3.7%	3.3%	2.8%	2.4%	2.2%	2.1%
In deriving its December 2022 forecast, Regions benchmarked its internal forecast with external forecasts and external data available. Regions' December 2022 baseline forecast weakened slightly compared to the September 2022 forecast driven by a slight decline in real GDP growth. The December 2022 baseline forecast continues to anticipate real GDP growth in 2023 supported primarily by consumer spending and business investments in equipment, machinery and intellectual property. While the baseline forecast continues to anticipate a strong HPI, quarter over quarter growth is expected to decelerate in 2023 compared to double-digit levels experienced in recent quarters. As measured by CPI, inflation is expected to remain above the FOMC's 2.0 percent target into 2024. Furthermore, ongoing disruptions in supply chains and shipping networks, monetary policy tightening, and heightened financial volatility provide significant uncertainty over the near-term forecast. See the "Economic Environment in Regions' Banking Markets" discussion in the "Executive Overview" section for additional information.
Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the fourth quarter of 2022, asset quality continued to normalize, as expected, within certain select sectors of the commercial and consumer portfolios. Total net charge-offs declined $41 million, but increased $22 million excluding the impact of the consumer loan sale in the third quarter of 2022. Commercial and investor real estate criticized balances increased approximately $378 million, which included an increase in classified balances of $254 million compared to the third quarter of 2022. Non-performing loans, excluding held for sale, and non-performing assets both increased approximately $5 million compared to the third quarter of 2022. This normalization resulted in a modest increase to the modeled results in the allowance for credit losses.
Loan growth in the fourth quarter, much of which was in high quality risk rating categories, also contributed to the increase in the allowance for credit losses modeled results. Additionally, the fourth quarter allowance reflects the full release of the $20 million adjustment to the modeled results for Hurricane Ian established in the third quarter of 2022.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The December 31, 2022 general imprecision allowance decreased slightly compared to the third quarter of 2022 and reflects balanced risk in the economic forecast.
Based on the overall analysis performed, management deemed an allowance of $1.6 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of December 31, 2022.

Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 16 "Allowance for Credit Losses".
Table 16—Allowance for Credit Losses

	2022	2021	2020
	(Dollars in millions)
Allowance for loan losses at January 1	$1,479	$2,167	$869
Cumulative change in accounting guidance (1)	—	—	438
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,479	2,167	1,307

Loans charged-off:
Commercial and industrial	102	124	358
Commercial real estate mortgage—owner-occupied	5	3	10
Commercial real estate construction—owner-occupied	—	1	—
Commercial investor real estate mortgage	5	20	1
Residential first mortgage	1	2	6
Home equity lines	5	6	12
Home equity loans	1	1	3
Consumer credit card	40	43	58
Other consumer—exit portfolios	18	31	61
Other consumer	198	97	104
	375	328	613
Recoveries of loans previously charged-off:
Commercial and industrial	47	56	38
Commercial real estate mortgage—owner-occupied	3	3	5
Commercial real estate construction—owner-occupied	—	—	—
Commercial investor real estate mortgage	2	3	3
Residential first mortgage	5	5	3
Home equity lines	12	14	12
Home equity loans	2	4	3
Consumer credit card	8	11	10
Other consumer—exit portfolios	5	5	9
Other consumer	28	23	18
	112	124	101
Net charge-offs (recoveries):
Commercial and industrial	55	68	320
Commercial real estate mortgage—owner-occupied	2	—	5
Commercial real estate construction—owner-occupied	—	1	—
Commercial investor real estate mortgage	3	17	(2)
Residential first mortgage	(4)	(3)	3
Home equity lines	(7)	(8)	—
Home equity loans	(1)	(3)	—
Consumer credit card	32	32	48
Other consumer—exit portfolios	13	26	52
Other consumer	170	74	86
	263	204	512
Provision for (benefit from) loan losses	248	(493)	1,312
Initial allowance on acquired PCD loans	—	9	60
Allowance for loan losses at December 31	1,464	1,479	2,167

Reserve for unfunded credit commitments at January 1	95	126	45
Cumulative change in accounting guidance (1)	—	—	63
Reserve for unfunded credit commitments, as adjusted for change in accounting guidance (1)	95	126	108
Provision for (benefit from) unfunded credit losses	23	(31)	18
Reserve for unfunded credit commitments at December 31	118	95	126
Allowance for credit losses at December 31	$1,582	$1,574	$2,293
Loans, net of unearned income, outstanding at end of period	$97,009	$87,784	$85,266
Average loans, net of unearned income, outstanding for the period	$92,282	$84,802	$87,813

	2022	2021	2020
	(Dollars in millions)
Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.11%	0.16%	0.71%
Commercial real estate mortgage—owner-occupied	0.04%	—%	0.09%
Commercial real estate construction—owner-occupied	(0.03)%	0.42%	0.27%
Total commercial	0.11%	0.14%	0.64%
Commercial investor real estate mortgage	0.06%	0.30%	(0.03)%
Total investor real estate	0.04%	0.23%	(0.03)%
Residential first mortgage	(0.02)%	(0.02)%	0.02%
Home equity lines	(0.19)%	(0.20)%	(0.01)%
Home equity loans	(0.05)%	(0.11)%	0.01%
Consumer credit card	2.72%	2.83%	3.84%
Other consumer—exit portfolios	1.75%	1.70%	1.86%
Other consumer	2.99%	2.41%	3.26%
Total	0.29%	0.24%	0.58%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.63%	1.79%	2.69%
Allowance for loan losses to loans, net of unearned income	1.51%	1.69%	2.54%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	317%	349%	308%
Allowance for loan losses to non-performing loans, excluding loans held for sale	293%	328%	291%
_______
(1)Regions adopted accounting guidance on January 1, 2020 and recorded the cumulative effect of the change in accounting guidance. See Note 1 for additional details.
(2)Amounts have been calculated using whole dollar values.

Net charge-offs increased $59 million year-over-year, primarily driven by an increase in net charge-offs in the other consumer portfolio due to the sale of unsecured consumer loans at the end of the third quarter of 2022. See Table 1 "GAAP to Non-GAAP Reconciliations" for further details. Also contributing to the increase in other consumer net charge offs is $39 million in net charge-offs from the addition of the EnerBank portfolio for 2022 compared to $7 million in 2021. Partially offsetting the increase in net charge-offs were declines in the commercial and industrial and commercial investor real estate mortgage portfolios. See the "Executive Overview" section for details on expectations for net charge-offs in 2023.
Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 17—Allowance Allocation

	2022			2021
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$50,905	$628	1.2%	$43,758	$613	1.4%
Commercial real estate mortgage—owner-occupied	5,103	102	2.0	5,287	118	2.2
Commercial real estate construction—owner-occupied	298	7	2.3	264	9	3.5
Total commercial	56,306	737	1.3	49,309	740	1.5
Commercial investor real estate mortgage	6,393	114	1.8	5,441	77	1.4
Commercial investor real estate construction	1,986	28	1.4	1,586	10	0.6
Total investor real estate	8,379	142	1.7	7,027	87	1.2
Residential first mortgage	18,810	124	0.7	17,512	122	0.7
Home equity lines	3,510	77	2.2	3,744	83	2.2
Home equity loans	2,489	29	1.2	2,510	28	1.1
Consumer credit card	1,248	134	10.7	1,184	120	10.2
Other consumer—exit portfolios	570	39	6.8	1,071	64	6.0
Other consumer	5,697	300	5.3	5,427	330	6.1
Total consumer	32,324	703	2.2	31,448	747	2.4
Total	$97,009	$1,582	1.6%	$87,784	$1,574	1.8%
_____
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
Table 18—Troubled Debt Restructurings

	2022		2021
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$98	$12	$81	$4
Investor real estate	13	1	1	—
Residential first mortgage	302	31	220	31
Home equity lines	26	4	28	3
Home equity loans	52	9	58	8
Other consumer	1	—	4	—
	492	57	392	46
Non-accrual status or 90 days past due and still accruing:
Commercial	90	11	87	14
Residential first mortgage	32	4	31	5
Home equity lines	3	—	2	—
Home equity loans	6	1	6	1
	131	16	126	20
Total TDRs - Loans	$623	$73	$518	$66

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
Table 19—Analysis of Changes in Commercial and Investor Real Estate TDRs

	2022		2021
	Commercial	Investor Real Estate	Commercial	Investor Real Estate
	(In millions)
Balance, beginning of year	$168	$1	$201	$44
Additions	155	51	115	71
Charge-offs	(9)	—	(12)	—
Foreclosures	(1)	—	—	—
Other activity, inclusive of payments and removals(1)	(125)	(39)	(136)	(114)
Balance, end of year	$188	$13	$168	$1
_________
(1)The majority of this category consists of payments and sales. It also includes normal amortization/accretion of loan basis adjustments, loans transferred to held for sale, removals and reclassifications between portfolio segments and commercial and investor real estate loans refinanced or restructured as new loans and removed from the TDR classification.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of December 31:
Table 20—Non-Performing Assets

	2022	2021
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$347	$305
Commercial real estate mortgage—owner-occupied	29	52
Commercial real estate construction—owner-occupied	6	11
Total commercial	382	368
Commercial investor real estate mortgage	53	3
Total investor real estate	53	3
Residential first mortgage	31	33
Home equity lines	28	40
Home equity loans	6	7
Total consumer	65	80
Total non-performing loans, excluding loans held for sale	500	451
Non-performing loans held for sale	3	13
Total non-performing loans(1)	503	464
Foreclosed properties	13	10
Total non-performing assets(1)	$516	$474
Accruing loans 90 days past due:
Commercial and industrial	$30	$5
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	31	6
Commercial investor real estate mortgage	40	—
Total investor real estate	40	—
Residential first mortgage(2)	47	74
Home equity lines	15	21
Home equity loans	8	12
Consumer credit card	15	12
Other consumer—exit portfolios	1	2
Other consumer	17	13
Total consumer	103	134
	$174	$140
Non-performing loans(1) to loans and non-performing loans held for sale	0.52%	0.53%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.53%	0.54%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $34 million at December 31, 2022 and $49 million at December 31, 2021.
Non-performing loans increased during 2022 driven primarily by increases in agriculture, business offices, and professional, scientific and technical services segments which were partially offset by improvements in the energy, restaurant, accommodation, and lodging, and utilities segments. Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 21— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$368	$3	$80	$451
Additions	440	58	—	498
Net payments/other activity	(156)	(1)	(15)	(172)
Return to accrual	(156)	—	—	(156)
Charge-offs on non-accrual loans(2)	(97)	(5)	—	(102)
Transfers to held for sale(3)	(13)	—	—	(13)
Transfers to real estate owned	(4)	—	—	(4)
Sales	—	(2)	—	(2)
Balance at end of year	$382	$53	$65	$500

	Non-Accrual Loans, Excluding Loans Held for Sale for the Year Ended December 31, 2021
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$524	$114	$107	$745
Additions	417	4	—	421
Net payments/other activity	(291)	(1)	(27)	(319)
Return to accrual	(141)	(1)	—	(142)
Charge-offs on non-accrual loans(2)	(114)	(19)	—	(133)
Transfers to held for sale(3)	(25)	(94)	—	(119)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of year	$368	$3	$80	$451
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
Other Earning Assets
Other earning assets consist primarily of investments in FRB and FHLB stock, marketable equity securities, and other miscellaneous earning assets. The balance at December 31, 2022 totaled $1.3 billion, increasing from $1.2 billion at December 31, 2021 primarily due to an increase in other miscellaneous earning assets. Refer to Note 7 "Other Earning Assets" to the consolidated financial statements for additional information.
Premises and Equipment
Premises and equipment at December 31, 2022 decreased $96 million to $1.7 billion compared to year-end 2021. This decrease primarily resulted from depreciation expense on existing assets.
Goodwill
Goodwill totaled $5.7 billion at both December 31, 2022 and 2021. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements for the methodologies and assumptions used in the goodwill impairment analysis. Additionally, see the "EnerBank" and "Sabal" sections for details on goodwill recorded as a result of these acquisitions in 2021.
Residential Mortgage Servicing Rights at Fair Value
Residential MSRs increased approximately $394 million from December 31, 2021 to December 31, 2022. The year-over-year increase was primarily due to purchases of residential MSRs. Also contributing to the increase were valuation adjustments on the MSR portfolio due to changes in market interest rates and other inputs including prepayment speeds. An analysis of residential MSRs is presented in Note 6 "Servicing of Financial Assets" to the consolidated financial statements.

Other Assets
Other assets increased $2.0 billion to $9.0 billion as of December 31, 2022. The increase was primarily due to an increase in deferred income tax assets due to increases in unrealized losses on securities available for sale and derivative instruments. Also contributing to the increase were in-process items associated with a program which provides direct-deposit customers access to their qualifying payroll funds up to two days early and creates in-process receivables for certain participating employers' and federal and state government payments.
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
Deposits are Regions’ primary source of funds, providing funding for 95 percent of average earning assets in 2022 and 94 percent of average earning assets in 2021. Table 22 "Deposits" details year-over-year deposit balance decline on a period-ending basis. Total deposits at December 31, 2022 decreased approximately $7.3 billion compared to year-end 2021 levels across most categories.
Deposit costs increased to 14 basis points for 2022, compared to 5 basis points for 2021. The rate paid on interest-bearing deposits increased to 25 basis points in 2022 compared to 9 basis points for 2021. In 2022, short-term interest rates increased rapidly throughout the year, but despite the increase in interest rates, deposit costs remained controlled. Low deposit costs are driven primarily by the composition of the Company's deposit base, which includes a significant amount of low-cost and relatively small account balance consumer deposits. The deposit base composition is a key component of the Company's franchise value. Deposit balances acquired through periods of excess liquidity during 2021 have declined from year-end 2021, as expected. See the “Market Risk-Interest Rate Risk” section for further discussion of these balances.
The following table summarizes deposits by category as of December 31:
Table 22—Deposits

	2022	2021
	(In millions)
Non-interest-bearing demand	$51,348	$58,369
Interest-bearing checking	25,676	28,018
Savings	15,662	15,134
Money market—domestic	33,285	31,408
Time deposits	5,772	6,143
	$131,743	$139,072
Non-interest-bearing demand deposits decreased $7.0 billion to $51.3 billion at year-end 2022. Non-interest-bearing demand deposits accounted for approximately 39 percent of total deposits at year-end 2022 compared to 42 percent at year-end 2021. Interest-bearing checking deposits decreased $2.3 billion to $25.7 billion and accounted for approximately 19 percent and 20 percent of total deposits for 2022 and 2021, respectively. The declines across non-interest bearing demand and interest-bearing checking are primarily due to corporate and wealth management customers continuing to reduce excess balances accumulated over the past two years. Additionally, as interest rates have increased corporate customers have remixed into higher-yielding deposit accounts.
Savings accounts increased $528 million to $15.7 billion at year-end 2022 and accounted for 12 percent of total deposits at year-end 2022 compared to 11 percent at year-end 2021. Money market accounts increased $1.9 billion to $33.3 billion at year-end 2022 and accounted for approximately 25 percent of total deposits at year-end 2022 compared to 23 percent at year-end 2021. The increase in money market balances is primarily due to rate-seeking behavior exhibited by corporate customers as discussed above.
Included in time deposits are certificates of deposit and individual retirement accounts. Time deposits decreased $371 million to $5.8 billion at year-end 2022. The decline in time deposits was driven by a decline in accounts acquired through EnerBank as these deposits are not being replaced when they mature. Time deposits accounted for 4 percent of total deposits in both 2022 and 2021.
See the "Executive Overview" section for details on expectations for deposits in 2023.
The amount of estimated uninsured deposits at December 31, 2022 and 2021, totaled $49.3 billion and $56.2 billion, respectively. The estimate of uninsured deposits was based upon methodologies used in the Company's Call Report. Time deposit accounts with balances of $250,000 or more totaled $790 million and $571 million at December 31, 2022 and 2021, respectively.

The following table shows scheduled maturities of estimated uninsured time deposits as of December 31, 2022:
Table 23—Maturity of Uninsured Time Deposits

2022
(In millions)
Uninsured time deposits, maturing in:
3 months or less	$120
Over 3 through 6 months	150
Over 6 through 12 months	219
Over 12 months	130
$619
Borrowed Funds
Total long-term borrowings decreased approximately $123 million to $2.3 billion at December 31, 2022 due entirely to valuation adjustments. Regions and Regions Bank did not issue or redeem any debt in 2022.
See Note 11 "Borrowed Funds" to the consolidated financial statements for further discussion of both short-term and long-term borrowings.
Ratings
    Table 24 "Credit Ratings" reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service Morningstar ("DBRS") as of December 31, 2022.
Table 24—Credit Ratings

As of December 31, 2022
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior unsecured debt	BBB+	Baa1	A-	A
Subordinated debt	BBB	Baa1	BBB+	AL
Regions Bank
Short-term	A-2	P-1	F1	R-1M
Long-term bank deposits	N/A	A1	A	AH
Senior unsecured debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa1	BBB+	A
Outlook	Stable	Stable	Stable	Stable

On February 17, 2022, Moody's upgraded the senior unsecured and subordinated debt ratings of Regions Financial Corporation to Baa1 from Baa2 and changed the outlook to Stable from Under Review. Additionally, Regions Bank's senior unsecured and subordinated debt ratings were upgraded to Baa1 from Baa2, and its long-term bank deposits rating was upgraded to A1 from A2. The upgrades reflect both the Company's improved core profitability and asset risk profile, as well as the strength of the Company's funding and liquidity position.
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
On November 7, 2022, DBRS upgraded the senior unsecured and subordinated debt ratings of Regions Financial Corporation to A and AL from AL and BBBH, respectively and changed the outlook to Stable from Positive. Additionally, Regions Bank's senior unsecured and subordinated debt ratings were upgraded to AH and A from A and AL, and its long-term bank deposits rating was upgraded to AH from A. The upgrades reflect both the Company's strong core profitability and risk management practices, as well as the strength of the Company's funding and liquidity position.
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
Shareholders' and Total Equity
Shareholders’ equity was $15.9 billion at December 31, 2022 as compared to $18.3 billion at December 31, 2021. During 2022, net income increased shareholders' equity by $2.2 billion, cash dividends on common stock and cash dividends on preferred stock reduced shareholders' equity by $692 million and $99 million, respectively. Changes in AOCI decreased shareholders' equity by $3.6 billion, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of significant changes in market interest rates during 2022. Common stock repurchased during 2022 decreased shareholders' equity $230 million. These shares were immediately retired and therefore are not included in treasury stock.
Total equity includes noncontrolling interest of $4 million, representing the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at December 31, 2022.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At December 31, 2022, the net impact of the addback on CET1 was approximately $306 million or approximately 24 basis points. The add-back amounts will decrease by approximately $100 million each year, or approximately 8 basis points, in the first quarters of 2023, 2024, and 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements for further details regarding CCAR results.
See the "Executive Overview" section for details on expectations of a range for CET1.
Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section. Additional discussion and a tabular presentation of the applicable holding company and bank regulatory capital requirements is included in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ability to manage the impact of changes in interest rates. The Company was asset sensitive as of December 31, 2022, and therefore, net interest income benefits from higher interest rates. Recent hedging activity has reduced the exposure to net interest income due to changes in interest rates in the future. Forward starting hedges beginning in 2023 and beyond are designed to protect net interest income and net interest margin against the potential for interest rates to move lower. Refer to Table 25 "Interest Rate Sensitivity" for additional details on Regions’ interest rate sensitivity.
Additionally, inflation has the potential to impact credit risk. Periods of inflation could influence asset prices and business input costs which could affect the ability of borrowers to repay loans. The Company has sound credit risk management practices to maintain a credit portfolio through the economic cycle. Refer to the "Credit Risk" section for further details on regions credit risk management process.
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
Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provides management with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and magnitude of interest rate movements, the slope of the yield curve, and the changing composition of the balance sheet that results from both strategic plans and customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the pricing of deposit accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” The standard set of interest rate scenarios includes the instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—As of December 31, 2022, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending December 2023.
The estimated exposure associated with the rising and falling rate scenarios in the table below reflects the combined impacts of movements in short-term and long-term interest rates. Currently, net interest income is projected to benefit from rising short-term interest rates (i.e. asset sensitive profile). An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves, 1 month LIBOR, SOFR and BSBY) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will only somewhat offset the change in asset yields.
Net interest income remains exposed to intermediate and long term yield curve tenors. While this was a headwind to net interest income during a low rate environment, it represents a tailwind to net interest income growth as the yield curve rises. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall.
The interest rate sensitivity analysis presented below in Table 25 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with the impact of tightening monetary policy on industry liquidity levels and the cost of that liquidity, management evaluates the impact to its sensitivity analysis from these key assumptions. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet growth in the coming 12 months. In the fourth quarter of 2022, Regions experienced a continuation of declining low-cost deposit balances, both from the normalization of balances acquired from stimulative policies, as well as from late-cycle rate seeking behavior by higher balance customers. The baseline projects between $3 billion and $5 billion of additional deposit runoff over the first half of 2023, before balances stabilize and begin to modestly expand. An additional deposit outflow of $1 billion would reduce net interest income by $26 million over 12 months in the parallel +100 basis point scenario in Table 25. Conversely, if an additional $1 billion are retained a positive benefit of $26 million would be expected over 12 months in the parallel +100 basis point scenario in Table 25.

In rising rate scenarios only, management assumes that the mix of legacy deposits will change versus the base case as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some shift from non-interest- bearing to interest-bearing products will occur. The magnitude of the shift is rate dependent and equates to approximately $4 billion over 12 months in the parallel +100 basis point scenario in Table 25. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $20 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $20 million.
The deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. In the base case scenario, management expects a mid-30 percent full cycle beta by year-end 2023. The parallel +100 basis point shock scenario in Table 25 also incorporates an incremental beta of approximately 40 percent above the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in the parallel +100 basis point shock would increase or decrease net interest income by approximately $40 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. Some forward-starting swaps have starting dates beyond the next 12 months. Therefore, while the impact of hedges on reported exposure is limited, they will meaningfully reduce the net interest income sensitivity to changes in market interest rates when they enter the measurement window. More information regarding hedges is disclosed in Table 26 and its accompanying description.
Table 25—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income December 31, 2022(1)(2)
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$184
+ 100 basis points	101
- 100 basis points	(147)
- 200 basis points	(306)

Instantaneous Change in Interest Rates
+ 200 basis points	$201
+ 100 basis points	121
- 100 basis points	(222)
- 200 basis points	(474)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)Active cash flow hedges reflected within the measurement horizon. Forward starting cash flow hedges already transacted will reduce sensitivity levels through 2023 as they move into the measurement horizon. See Table 27 for additional information regarding hedge start and maturity dates.
Regions' comprehensive interest rate risk management approach uses derivatives, as discussed further below, and debt securities to manage its interest rate risk position.
During the fourth quarter of 2022, as part of its dynamic balance sheet management strategy, the Company executed transactions to extend incremental downside rate protection over a longer horizon and modestly adjusted near-term protection, which included adding $4 billion in forward-starting cash flow swaps.
Approximately $3 billion of cash flow swaps are forward starting, 3 year, receive-fixed swaps that become active in 2025 with a weighted average, receive-fixed rate of 3.35 percent, paying overnight SOFR. Approximately $1 billion are forward starting, 6 month, receive-fixed swaps that become active in January 2023 with a weighted average, receive-fixed rate of 4.41 percent, paying overnight SOFR.
Subsequent to December 31, 2022, the Company entered into $1.5 billion of forward-starting, 3 year, receive-fixed swaps that become active in January 2026 with a weighted average, received-fix rate of 3.01% percent, paying overnight SOFR.
Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity.
Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity. ALCO, which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit, and foreign exchange risks. The most common derivatives Regions employs are forward rate contracts, futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments.

Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Futures contracts subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with futures. Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable (or vice versa) streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of interest settlements. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell market instruments at a future date for an already agreed-upon price. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used by customers to manage fluctuations in foreign exchange rates. The Company is subject to the credit risk that another party will fail to perform.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 26—Hedging Derivatives by Interest Rate Risk Management Strategy

	December 31, 2022
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate(3)	Pay Rate(3)
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed - debt securities available for sale(1)(2)	$23	9.1	3.2%	2.7%
Receive fixed/pay variable - borrowed funds	1,400	3.8	0.6%	4.3%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable - floating-rate loans(1)(2)(3)	30,600	3.3	2.8%	4.4%
Total derivatives designated as hedging instruments	$32,023
_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional. For more information on notional by year, see Table 27.
(3)Approximately $22 billion of hedges pay overnight SOFR.
The following table presents the average asset hedge notional amounts that are active during each of the remaining annual periods. Asset hedge notional amounts mature prior to the end of 2031, with an immaterial amount of notional maturing in early 2032.
Table 27—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended				Years Ended
	3/31/2023	6/30/2023	9/30/2023	12/31/2023	2023	2024	2025	2026	2027	2028	2029	2030	2031
	(in millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$10,706	$10,850	$15,741	$18,749	$14,038	$20,535	$18,989	$13,784	$8,958	$3,112	$4	$—	$—
Receive variable/pay fixed swaps	—	—	—	—	—	—	—	—	15	23	23	23	23
Net receive fixed/pay variable swaps	$10,706	$10,850	$15,741	$18,749	$14,038	$20,535	$18,989	$13,784	$8,943	$3,089	$(19)	$(23)	$(23)
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
Regions has exposure to LIBOR-based products throughout several lines of business. As of December 31, 2022, Regions had the following exposures that reference LIBOR:
•Approximately $13.5 billion of total commercial and investor real estate loans, of which approximately $12.0 billion mature after June 30, 2023;
•Approximately $708.6 million of total consumer loans, all of which mature after June 30, 2023;
•Securities within the investment portfolio of approximately $232 million, all of which mature after June 30, 2023;
•Notional amount of interest rate derivatives totaling approximately $82.9 billion, of which approximately $73.9 billion mature after June 30, 2023;
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
In the third quarter of 2020, Regions adopted temporary accounting relief for affected transactions that reference LIBOR. See Note 1 “Summary of Significant Accounting Policies” in Regions' Annual Report on Form 10-K for the year ended December 31, 2020 for details.
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
The securities portfolio also serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 3 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements. Cash reserves, liquid assets and secured borrowing capabilities (including borrowing capacity at the FHLB, as discussed below) aid in the management of liquidity in normal and stressed conditions, and/or meeting the need of contingent events such as obligations related to potential litigation. See Note 23 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements. Liquidity needs can also be met by borrowing funds in national money markets, though Regions does maintain limits on short-term unsecured funding due to the volatility that can affect such markets.
The balance with the FRB is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2022, Regions had approximately $9.2 billion in cash on deposit with the FRB and other depository institutions, a decrease from approximately $28.1 billion at December 31, 2021, as cash balances have been used to fund loan growth and for securities purchases throughout 2022 and as the Company has experienced deposit declines as a result of normalizing pandemic liquidity. The average balance held with the FRB was approximately $18.4 billion and $22.8 billion during 2022 and 2021, respectively. Refer to the "Cash and Cash Equivalents" section for more information.
Regions’ borrowing availability with the FRB as of December 31, 2022, based on assets pledged as collateral on that date, was $13.2 billion.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2022, Regions had no FHLB borrowings and its total borrowing capacity from the FHLB totaled approximately $14.5 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank pledged certain eligible securities and loans as collateral for FHLB advances and future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding. Refer to Note 7 "Other Earning Assets" to the consolidated financial statements for additional information.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $1.6 billion at December 31, 2022. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
Regions’ system of internal controls also incorporates an organization-wide protocol for the appropriate reporting and escalation of information security matters to management and the Board, to ensure effective and efficient resolution and, if necessary, disclosure of any matters. The Board is actively engaged in the oversight of Regions’ continuous efforts to reinforce and enhance its operational resilience and receives education to ensure that their oversight efforts accommodate for the ever-evolving information security threat landscape. The Board monitors Regions’ information management risk policies and practices primarily through its Risk Committee, which oversees areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; approval and oversight of internal and third-party information security risk assessments, strategies, policies and programs; and disaster recovery, business continuity, and incident response plans. Additionally, the Board’s Audit Committee regularly reviews Regions’ cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the Chief Information Security Officer, Risk Management, and Internal Audit. The Board’s Technology Committee, formed in February 2022, is charged with oversight of the overall role of technology in executing Regions’ business strategy and coordinates with the Risk Committee on risk assessment and management associated with technology-related strategic investments, major technology vendor relationships, and risks associated with information technology and security activities. The Board annually reviews the information security program and, through its various committees, is briefed at least quarterly on information security matters.
Regions participates in information sharing organizations such as FS-ISAC to gather and share information with peer banks and other financial institutions to better prepare and protect its information systems from attack. FS-ISAC is a nonprofit organization whose objective is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-

attributable and trusted manner so information that would normally not be shared is instead made available to other members for the greater good of the membership. In addition to FS-ISAC, Regions is a member of BITS. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics.
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
COMPARISON OF 2021 WITH 2020
Refer to the “2021 Results” and "Operating Results" sections of Management's Discussion and Analysis of the Annual Report on Form 10-K for the year ended December 31, 2021, for comparisons of 2021 with 2020.
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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on Internal Control over Financial Reporting
We have audited Regions Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regions Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Regions Financial Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter	The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded commitments. As of December 31, 2022, the allowance for credit losses (ACL) was $1.6 billion. The provision for credit losses was $271 million for the year ended December 31, 2022. As discussed in Notes 1 and 5 to the consolidated financial statements, the ACL is established to absorb expected credit losses over the contractual life of the loans measured at amortized cost, including unfunded commitments. Management’s measurement of expected losses is driven by loss forecasting models which utilize relevant quantitative information about historical experience, current conditions and the reasonable and supportable economic forecast that affects the collectability of the reported amount. Management’s estimate for the expected credit losses is established through these quantitative factors, as well as qualitative considerations to account for the imprecision inherent in the estimation process. As a result, management may adjust the ACL for the potential impact of qualitative factors through their established framework. Management’s qualitative framework provides for specific model and general imprecision adjustments for such factors as the economic forecast imprecision, potential model imprecision, process imprecision and specific issues or events that Management believes are not adequately captured in the modeled outcomes.

Auditing management’s ACL estimate and related provision for credit losses involved a high degree of complexity in evaluating the expected loss forecasting models and subjectivity in evaluating management’s measurement of the economic forecast used during the reasonable and supportable period and the qualitative factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process for establishing the ACL, including management’s controls over: 1) expected loss forecasting models including model validation, monitoring, the completeness and accuracy of key inputs and assumptions used in the models; 2) the development and application of the reasonable and supportable economic forecast; 3) the identification and measurement of qualitative factors.

With respect to expected loss forecasting models, with the support of specialists, we evaluated the conceptual soundness of the model methodology and replicated a sample of models. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to supporting information.

Regarding the reasonable and supportable economic forecast, with the support of specialists, we assessed the forecasted economic scenario by, among other procedures, evaluating management’s methodology for developing the forecast and comparing a sample of key economic variables developed to external sources.

With respect to the identification of qualitative factors, we evaluated the potential impact of imprecision in the quantitative models and hence the need to consider a qualitative adjustment to the ACL. Regarding measurement of the qualitative factors, we evaluated the methodology applied and data utilized by management to estimate the appropriate level of the qualitative factors. We also considered if qualitative adjustments were consistent with external macroeconomic factors independently obtained during the audit and the results produced by the Company’s Credit Review, Internal Audit and Model Validation groups.

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

Birmingham, Alabama
February 24, 2023

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2022	2021
	(In millions, except share data)
Assets
Cash and due from banks	$1,997	$1,350
Interest-bearing deposits in other banks	9,230	28,061
Debt securities held to maturity (estimated fair value of $751 and $950, respectively)	801	899
Debt securities available for sale (amortized cost of $31,367 and $28,263, respectively)	27,933	28,481
Loans held for sale (includes $196 and $783 measured at fair value, respectively)	354	1,003
Loans, net of unearned income	97,009	87,784
Allowance for loan losses	(1,464)	(1,479)
Net loans	95,545	86,305
Other earning assets	1,308	1,187
Premises and equipment, net	1,718	1,814
Interest receivable	511	319
Goodwill	5,733	5,744
Residential mortgage servicing rights at fair value	812	418
Other identifiable intangible assets, net	249	305
Other assets	9,029	7,052
Total assets	$155,220	$162,938
Liabilities and Equity
Deposits:
Non-interest-bearing	$51,348	$58,369
Interest-bearing	80,395	80,703
Total deposits	131,743	139,072
Borrowed funds:
Long-term borrowings	2,284	2,407
Total borrowed funds	2,284	2,407
Other liabilities	5,242	3,133
Total liabilities	139,269	144,612
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—975,524,168 and 982,940,601 shares, respectively	10	10
Additional paid-in capital	11,988	12,189
Retained earnings	7,004	5,550
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(3,343)	289
Total shareholders’ equity	15,947	18,326
Noncontrolling interest	4	—
Total equity	15,951	18,326
Total liabilities and equity	$155,220	$162,938

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2022	2021	2020
	(In millions, except per share data)
Interest income on:
Loans, including fees	$4,088	$3,452	$3,610
Debt securities	688	533	582
Loans held for sale	36	37	28
Other earning assets	290	59	42
Total interest income	5,102	4,081	4,262
Interest expense on:
Deposits	197	64	180
Short-term borrowings	—	—	10
Long-term borrowings	119	103	178
Total interest expense	316	167	368
Net interest income	4,786	3,914	3,894
Provision for (benefit from) credit losses	271	(524)	1,330
Net interest income after provision for credit losses	4,515	4,438	2,564
Non-interest income:
Service charges on deposit accounts	641	648	621
Card and ATM fees	513	499	438
Investment management and trust fee income	297	278	253
Capital markets income	339	331	275
Mortgage income	156	242	333
Securities gains (losses), net	(1)	3	4
Other	484	523	469
Total non-interest income	2,429	2,524	2,393
Non-interest expense:
Salaries and employee benefits	2,318	2,205	2,100
Equipment and software expense	392	365	348
Net occupancy expense	300	303	313
Other	1,058	874	882
Total non-interest expense	4,068	3,747	3,643
Income before income taxes	2,876	3,215	1,314
Income tax expense	631	694	220
Net income	$2,245	$2,521	$1,094
Net income available to common shareholders	$2,146	$2,400	$991
Weighted-average number of shares outstanding:
Basic	935	956	959
Diluted	942	963	962
Earnings per common share:
Basic	$2.29	$2.51	$1.03
Diluted	2.28	2.49	1.03
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2022	2021	2020
	(In millions)
Net income	$2,245	$2,521	$1,094
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero, zero and zero tax effect, respectively)	—	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1), ($2) and ($2) tax effect, respectively)	(2)	(5)	(6)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	2	5	6
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($927), ($212) and $200 tax effect, respectively)	(2,725)	(629)	592
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero, $1 and $1 tax effect, respectively)	(1)	2	3
Net change in unrealized gains (losses) on securities available for sale, net of tax	(2,724)	(631)	589
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($292), ($89) and $363 tax effect, respectively)	(866)	(265)	1,077
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $36, $108 and $65 tax effect, respectively)	104	318	195
Net change in unrealized gains (losses) on derivative instruments, net of tax	(970)	(583)	882
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $7, $46 and ($36) tax effect, respectively)	33	134	(108)
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($11), ($16) and ($11) tax effect, respectively)	(27)	(49)	(36)
Net change from defined benefit pension plans and other post employment benefits, net of tax	60	183	(72)
Other comprehensive income (loss), net of tax	(3,632)	(1,026)	1,405
Comprehensive income (loss)	$(1,387)	$1,495	$2,499
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2020	2	$1,310	957	$10	$12,685	$3,751	$(1,371)	$(90)	$16,295	$—
Cumulative effect from change in accounting guidance						(377)			(377)	—
Net income	—	—	—	—	—	1,094	—	—	1,094	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	1,405	1,405	—
Cash dividends declared	—	—	—	—	—	(595)	—	—	(595)	—
Preferred stock dividends	—	—	—	—	—	(103)	—	—	(103)	—
Net proceeds from issuance of Series D preferred stock	—	346	—	—	—	—	—	—	346	—
Impact of common stock transactions under compensation plans, net	—	—	3	—	46	—	—	—	46	—
BALANCE AT DECEMBER 31, 2020	2	$1,656	960	$10	$12,731	$3,770	$(1,371)	$1,315	$18,111	$—
Net income	—	—	—	—	—	2,521	—	—	2,521	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,026)	(1,026)	—
Cash dividends declared	—	—	—	—	—	(620)	—	—	(620)	—
Preferred stock dividends	—	—	—	—	—	(108)	—	—	(108)	—
Net proceeds from issuance of Series E preferred stock	—	390	—	—	—	—	—	—	390	—
Redemption of Series A preferred stock	—	(387)	—	—	(100)	(13)	—	—	(500)	—
Impact of common stock share repurchases	—	—	(21)	—	(467)	—	—	—	(467)	—
Impact of common stock transactions under compensation plans, net	—	—	3	—	25	—	—	—	25	—
BALANCE AT DECEMBER 31, 2021	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326	$—
Net income	—	—	—	—	—	2,245	—	—	2,245	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(3,632)	(3,632)	—
Cash dividends declared	—	—	—	—	—	(692)	—	—	(692)	—
Preferred stock dividends	—	—	—	—	—	(99)	—	—	(99)	—
Impact of common stock share repurchases	—	—	(8)	—	(230)	—	—	—	(230)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	29	—	—	—	29	—
Other	—	—	—	—	—	—	—	—	—	4
BALANCE AT DECEMBER 31, 2022	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2022	2021	2020
	(In millions)
Operating activities:
Net income	$2,245	$2,521	$1,094
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	271	(524)	1,330
Depreciation, amortization and accretion, net	353	371	421
Securities (gains) losses, net	1	(3)	(4)
Deferred income tax expense (benefit)	22	165	(158)
Originations and purchases of loans held for sale	(4,630)	(6,747)	(6,634)
Proceeds from sales of loans held for sale	5,221	7,728	5,865
(Gain) loss on sale of loans, net	(30)	(273)	(241)
Loss on early extinguishment of debt	—	20	22
Net change in operating assets and liabilities:
Other earning assets	(124)	13	313
Interest receivable and other assets	(2,242)	(231)	(246)
Other liabilities	2,092	(76)	459
Other	(77)	66	103
Net cash from operating activities	3,102	3,030	2,324
Investing activities:
Proceeds from maturities of debt securities held to maturity	98	222	209
Proceeds from sales of debt securities available for sale	1,309	83	304
Proceeds from maturities of debt securities available for sale	4,433	5,848	4,921
Purchases of debt securities available for sale	(8,991)	(8,360)	(8,956)
Net (payments for) proceeds from bank-owned life insurance	(4)	(2)	(1)
Proceeds from sales of loans	1,793	522	256
Purchases of loans	(876)	(1,314)	(1,558)
Net change in loans	(10,325)	1,481	546
Purchases of mortgage servicing rights	(288)	(72)	(59)
Net purchases of other assets	(90)	(91)	(134)
Payment for acquisition of businesses, net of cash received	—	(1,182)	(381)
Net cash from investing activities	(12,941)	(2,865)	(4,853)
Financing activities:
Net change in deposits	(7,329)	13,836	25,004
Net change in short-term borrowings	—	(102)	(2,050)
Proceeds from long-term borrowings	—	647	4,698
Payments on long-term borrowings	—	(1,779)	(10,918)
Cash dividends on common stock	(663)	(608)	(595)
Cash dividends on preferred stock	(99)	(108)	(103)
Net proceeds from issuance of preferred stock	—	390	346
Payment for redemption of preferred stock	—	(500)	—
Repurchases of common stock	(230)	(467)	—
Taxes paid related to net share settlement of equity awards	(24)	(22)	(8)
Other	—	3	(3)
Net cash from financing activities	(8,345)	11,290	16,371
Net change in cash and cash equivalents	(18,184)	11,455	13,842
Cash and cash equivalents at beginning of year	29,411	17,956	4,114
Cash and cash equivalents at end of year	$11,227	$29,411	$17,956
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
During 2022, the Company adopted new accounting guidance related to several topics. All prior period amounts impacted by guidance that required retrospective application have been revised.
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
The following table summarizes supplemental cash flow information for the years ended December 31:

	2022	2021	2020
	(In millions)
Cash paid during the period for:
Interest on deposits and borrowed funds	$303	$185	$408
Income taxes, net	336	367	132
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	21	14	31
Loans transferred to loans held for sale	22	240	275
Loans held for sale transferred to loans	24	277	1
Properties transferred to held for sale	6	38	33

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
The amortized cost of debt securities classified as held to maturity and available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or first call date when applicable, using the effective interest method. Such amortization or accretion is included in interest income on securities. Realized gains and losses are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.
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
LOANS HELD FOR SALE
Regions’ loans held for sale primarily includes commercial loans, investor real estate loans, and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Management has elected the fair value option for certain commercial loans originated with the intent to sell and gains and losses on those loans are included in capital markets income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans that were originally recorded as held for investment to held for sale when management has the intent to sell in the near term. These loans held for sale are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs when credit related and non-interest expense or non-interest income (dependent on loan type) when not credit related and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis. Gains and losses on the sale of non-performing commercial and investor real estate loans are included in other non-interest expense. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
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
As provided in the CARES Act passed into law on March 27, 2020, and subsequently extended through the Consolidated Appropriations Act signed into law on December 27, 2020, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020, through the earlier of 60 days after the end of the pandemic or January 1, 2022, were eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief were not considered TDRs.
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
Regions' allowance calculation is a significant estimate. Regions uses its best judgment to assess economic conditions and loss data in estimating the allowance and these estimates are subject to periodic refinement based on changes in underlying external or internal data. Therefore, assumptions and decisions driving the estimate may change as conditions change. These assumptions and estimates are detailed below.
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
Contractual life of credit card receivables
Regions estimates the life of credit card receivables based on the amount and timing of payments expected to be collected. Regions' credit card allowance estimate only considers the amount of debt outstanding at the reporting date (the current position) because undrawn balances are unconditionally cancellable. Regions classifies credit card accounts into one of three payment patterns: dormant, transacting or revolving. The dormant accounts are idle, carry no balance, and do not contribute to the allowance. The transacting account holders tend to pay the entire balance due every month and are, therefore, subject to practically no interest charges. For transactor accounts, the current position balance is expected to be paid off in one quarter. The revolving accounts tend to be subject to interest charges, and their current position balance liquidates over time. Regions' credit card portfolio is comprised primarily of revolvers.
Collateral-dependent loans
Regions' collateral-dependent consumer loans are loans secured by collateral (primarily real estate) that meet the partial charge-down requirements disclosed within this section. Regions evaluates significant commercial and investor real estate loans that are in financial difficulty and secured by collateral to determine if they are collateral dependent.
For any collateral-dependent loans that meet Regions' specific allowance criteria (see below), Regions will calculate the allowance based on the fair value of collateral methodology. For collateral-dependent consumer, commercial and investor real estate loans that do not meet Regions' specific allowance criteria (as described below), Regions considers the value of the collateral through the LGD component of the loss model based on collateral type.
Credit enhancements
Regions' estimate of credit losses reflects how credit enhancements, other than those that are freestanding contracts, mitigate expected credit losses on financial assets. In the event that a credit enhancement arrangement is considered to be a freestanding contract, Regions excludes the credit enhancement from the related loan when estimating expected credit losses.
Unfunded commitments and other off-balance sheet items
Regions records a liability or allowance for credit losses for the unfunded portion of a loan commitment in the event that the issuer does not have the unconditional right to cancel the commitment. For an unfunded commitment to be considered unconditionally cancellable, Regions must be able to, at any time, with or without cause, refuse to extend credit. The liability is measured over the full contractual period for which Regions is exposed to credit risk through a current obligation to extend credit. In determining the liability, management considers the likelihood that funding will occur, and if funded, the related expected credit losses under the allowance model.
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
TDRs and RETDRs
Loans identified as TDRs and RETDRs are included in their respective loan pools (if they do not qualify for specific evaluation) and losses are determined by allowance models. The effect of the interest rate concession on these loans is considered through a post-model adjustment.
Qualitative framework
While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Imprecision exists in the estimation process due to the inherent time lag between obtaining information, performing the calculation, as well as variations between estimates and actual outcomes. Regions adjusts the allowance considering quantitative and qualitative factors which may not be directly measured in the modeled calculations. Regions' qualitative framework provides for specific quantitatively supported model adjustments and general imprecision adjustments. Specific model adjustments capture highly specific issues or events that Regions believes are not adequately captured in model outcomes. General imprecision adjustments address other sources of imprecision that are not specifically identifiable or quantifiable to a particular loan portfolio and have not been captured by the model or by a specific model adjustment. Regions considers general imprecision in three dimensions; economic forecast imprecision, model imprecision, and process imprecision.
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
LESSORS
Regions engages in both direct financing and sales-type leasing. Regions also has a portfolio of leveraged leases. These arrangements provide equipment financing for leased assets, such as vehicles and aircraft. At the commencement date, Regions (lessor) enters into an agreement with the customer (lessee) to lease the underlying equipment for a specified lease term. The lease agreements may provide customers the option to terminate the lease by buying the equipment at fair market value at the time of termination or at the end of the lease term. Regions' equipment finance asset management group performs due diligence procedures on the lease residual and overall equipment values as part of the origination process. Regions performs lease residual value reviews on an ongoing basis. In order to manage the residual value risk inherent in some of its direct financing leases, Regions purchases residual value insurance from an independent third party.

Sales-type, direct financing, and leveraged leases are recorded within loans on the consolidated balance sheet. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a constant effective yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment. See Note 13 "Leases" for additional information.
OTHER EARNING ASSETS
Other earning assets consist of investments in FRB stock, FHLB stock, marketable equity securities and other miscellaneous earning assets. Ownership of FRB and FHLB stock is a requirement for all banks seeking membership into and access to the services provided by these banking systems. These shares are accounted for at amortized cost, which approximates fair value. Marketable equity securities are recorded at fair value with changes in fair value reported in net income. See Note 7 for additional information.
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
INTANGIBLE ASSETS
Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets primarily include relationship assets, agency commercial real estate licenses, and amounts capitalized related to the value of PCCR. Other identifiable intangibles assets are primarily amortized over their expected useful lives while agency commercial real estate licenses are non-amortizing.
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
Regions is a DUS lender. The DUS program provides liquidity to the multi-family housing market. Regions' related commercial MSRs are recorded in other assets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. Regions periodically evaluates these commercial MSRs for impairment. Regions has a one-third loss share guarantee associated with the majority of the DUS servicing portfolio. The other two-thirds loss share guarantee is retained by Fannie Mae. The estimated fair value of the loss share guarantee is recorded in other liabilities.
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
OTHER INVESTMENT ASSETS
Regions has investments of approximately $223 million and $207 million at December 31, 2022 and 2021, respectively, that are recognized in other assets and accounted for using either the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value.

Equity method investments consist primarily of investments in SBICs and private equity funds. Under the equity method of accounting, Regions records its proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of other non-interest income. Dividends and distributions received or receivable from these investments are recorded as reductions to the carrying value of the investments. The net balances of equity method investments were approximately $153 million and $136 million at December 31, 2022 and 2021, respectively.
Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. Dividends received or receivable and observable price changes from these investments are included as components of other non-interest income. These investments consist primarily of investments in strategic partners and certain CRA projects. The carrying amounts of these investments were $70 million and $71 million at December 31, 2022 and 2021, respectively.
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
Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. Certain fair value hedges may be entered into using the portfolio layer method, which allows the Company to hedge the interest rate risk of non-prepayable and prepayable financial assets by designating as the hedged item a stated amount of a closed portfolio that is expected to be outstanding for the designated hedge period(s). Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in interest income or interest expense in the same income statement line item with the hedged item in the period in which the change in fair value occurs. To the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item, the difference is recognized. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.
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
Concurrent with the election to use fair value measurement for residential MSRs, Regions began using various derivative instruments to mitigate the impact of changes in the fair value of residential MSRs in the statements of income. This effort may involve the use of various derivative instruments, including, but not limited to, forwards, futures, swaps, options, and TBA's designed as derivative instruments. These derivatives are carried at estimated fair value, with changes in fair value reported in mortgage income.
Refer to Note 20 for further discussion and details of derivative financial instruments and hedging activities.
INCOME TAXES
The Company accounts for income taxes using the asset and liability method. Accrued income taxes and the net balance of deferred tax assets and liabilities are reported in other assets or other liabilities in the consolidated balance sheets, as appropriate. The Company reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit, as applicable. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that the Company expects will apply at the time when the deferred tax assets and liabilities are expected to be realized. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, and a valuation allowance is recorded for any deferred tax assets that are not more-likely-than-not to be realized. Any effect of a change in federal and state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date.
The Company will evaluate and recognize income tax benefits related to any uncertain tax positions using the recognition and cumulative-probability measurement thresholds. If the Company does not believe that it is more likely than not that an uncertain tax position will be sustained, the Company records a liability for the uncertain tax position. If a tax benefit is more-likely-than-not of being sustained based on the technical merits, the Company utilizes the cumulative probability measurement and records an income tax benefit equivalent to the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority. The Company recognizes interest and penalties related to unrecognized tax benefits within current income tax expense.
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
SHARE-BASED PAYMENTS
Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock) units, restricted stock awards and performance stock units. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock units, restricted stock awards or performance stock units is determined based on the closing price of Regions common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is considered in calculating estimated forfeitures. Estimated forfeitures are adjusted when actual forfeitures differ from estimates, resulting in the recognition of compensation cost only for awards that vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment that is included in salaries and employee benefits expense in the period of the change in estimate. As compensation cost is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time the share-based awards are exercised, cancelled, have expired, or restrictions are released, the Company may be required to recognize an adjustment to tax expense depending on the market price of the Company’s common stock. Prior to 2021, Regions' sponsored plans also included stock options. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 16 "Share-Based Payments" of the Annual Report on Form 10-K for the year ended December 31, 2021, for additional information regarding the accounting and reporting policies related to stock options.
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

Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees and other service charges. When a depositor presents an item for payment in excess of available funds, overdraft fees are earned when Regions, at its discretion, provides the necessary funds to complete the transaction. Prior to mid-2022, service charges on deposit accounts also included non-sufficient fund fees, which were earned when a depositor presented an item for payment in excess of available funds and an item was returned unpaid.
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
PER SHARE AMOUNTS
Earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, plus the effect of restricted and performance stock awards, and in periods prior to 2021, outstanding stock options, if dilutive. Refer to Note 15 for additional information.
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
Derivative assets and liabilities, which primarily consist of interest rate, foreign exchange, and commodity contracts that include forwards, futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, which are Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at an appropriate index rate. Regions utilizes forward curves as fair value measurement inputs for the valuation of interest rate and commodity derivatives. The projected future cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, which are Level 2 measurements. Interest rate lock commitments on loans intended for sale and risk participations categorized as credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.
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
Long-term borrowings: The fair values of certain long term borrowings are estimated using quoted market prices of identical instruments in non-active markets and are considered Level 2 valuations. Otherwise, valuations are based on non-binding broker quotes and are considered Level 3 valuations.
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

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of accounting standards adopted in 2022 and those that could have a material impact to Regions’ consolidated financial statements upon adoption in the future.

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
Standards Adopted (or partially adopted) in 2022 (continued)
ASU 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method
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

		January 1, 2023 Early adoption is permitted.	The early adoption of this guidance did not have a material impact.
ASU 2022-06— Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	This Update defers the sunset date for applying reference rate reform relief in Topic 848 to December 31, 2024 from December 31, 2022.	Effective upon issuance	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	This Update is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs.

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

	The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs for which there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.	January 1, 2023	Regions adopted this guidance as of January 1, 2023 with no material impact.
2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	This Update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined.

	ASU 2022-03 clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.	January 1, 2023	Regions adopted this guidance as of January 1, 2023 with no material impact.

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
A summary of Regions’ affordable housing tax credit investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2022	2021
	(In millions)
Affordable housing tax credit investments included in other assets	$1,238	$1,045
Unfunded affordable housing tax credit commitments included in other liabilities	511	348
Loans and letters of credit commitments	598	410
Funded portion of loans and letters of credit commitments	282	148

	2022	2021	2020
	(In millions)
Tax credits and other tax benefits recognized	$180	$165	$164
Tax credit amortization expense included in provision for income taxes	149	139	133
In addition to the investments discussed above, Regions also syndicates affordable housing investments. In these syndication transactions, Regions creates affordable housing funds in which a subsidiary is the general partner or managing member and sells limited partnership interests to third parties. Regions' general partner or managing member interest represents an insignificant interest in the affordable housing fund. The affordable housing funds meet the definition of a VIE. As Regions is not the primary beneficiary and does not have a significant interest, these investments are not consolidated. At December 31, 2022 and 2021, the value of Regions’ general partnership interest in affordable housing investments was immaterial.

NOTE 3. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	December 31, 2022
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$289	$—	$(10)	$279	$—	$(21)	$258
Commercial agency	523	—	(1)	522	—	(29)	493
	$812	$—	$(11)	$801	$—	$(50)	$751

Debt securities available for sale:
U.S. Treasury securities	$1,310	$—	$(123)	$1,187			$1,187
Federal agency securities	898	—	(62)	836			836
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,477	—	(2,523)	16,954			16,954
Residential non-agency	1	—	—	1			1
Commercial agency	8,262	—	(649)	7,613			7,613
Commercial non-agency	198	—	(12)	186			186
Corporate and other debt securities	1,219	1	(66)	1,154			1,154
	$31,367	$1	$(3,435)	$27,933			$27,933

	December 31, 2021
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$370	$—	$(13)	$357	$20	$—	$377
Commercial agency	543	—	(1)	542	31	—	573
	$913	$—	$(14)	$899	$51	$—	$950

Debt securities available for sale:
U.S. Treasury securities	$1,137	$2	$(7)	$1,132			$1,132
Federal agency securities	94	1	(3)	92			92
Obligations of states and political subdivisions	4	—	—	4			4
Mortgage-backed securities:
Residential agency	18,873	287	(198)	18,962			18,962
Residential non-agency	1	—	—	1			1
Commercial agency	6,271	163	(61)	6,373			6,373
Commercial non-agency	532	4	—	536			536
Corporate and other debt securities	1,351	36	(6)	1,381			1,381
	$28,263	$493	$(275)	$28,481			$28,481
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $8.8 billion and $9.2 billion at December 31, 2022 and 2021, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.

The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$289	$258
Commercial agency	523	493
	$812	$751
Debt securities available for sale:
Due in one year or less	$165	$164
Due after one year through five years	2,276	2,134
Due after five years through ten years	841	753
Due after ten years	147	128
Mortgage-backed securities:
Residential agency	19,477	16,954
Residential non-agency	1	1
Commercial agency	8,262	7,613
Commercial non-agency	198	186
	$31,367	$27,933
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity at December 31, 2022 and debt securities available for sale are presented at December 31, 2022 and 2021. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value; there were no unrealized losses on debt securities held to maturity using this analysis at December 31, 2021. All securities in an unrealized loss position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$251	$(29)	$7	$(1)	$258	$(30)
Commercial agency	469	(26)	24	(4)	493	(30)
	$720	$(55)	$31	$(5)	$751	$(60)

Debt securities available for sale:
U.S Treasury securities	$276	$(8)	$903	$(115)	$1,179	$(123)
Federal agency securities	766	(50)	53	(12)	819	(62)
Mortgage-backed securities:
Residential agency	9,350	(1,005)	7,578	(1,518)	16,928	(2,523)
Commercial agency	6,110	(400)	1,503	(249)	7,613	(649)
Commercial non-agency	141	(8)	45	(4)	186	(12)
Corporate and other debt securities	736	(36)	354	(30)	1,090	(66)
	$17,379	$(1,507)	$10,436	$(1,928)	$27,815	$(3,435)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities available for sale:
U.S. Treasury securities	$1,010	$(7)	$—	$—	$1,010	$(7)
Federal agency securities	63	(3)	—	—	63	(3)
Mortgage-backed securities:
Residential agency	9,528	(171)	686	(27)	10,214	(198)
Commercial agency	1,333	(29)	760	(32)	2,093	(61)
Corporate and other debt securities	444	(6)	—	—	444	(6)
	$12,378	$(216)	$1,446	$(59)	$13,824	$(275)
The number of individual debt positions in an unrealized loss position in the tables above increased from 479 at December 31, 2021 to 1,806 at December 31, 2022. The increase in the number of securities and the total amount of unrealized losses from year-end 2021 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for 2022. 2021 and 2020. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in 2022 or 2021 or 2020.

NOTE 4. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2022	2021
	(In millions)
Commercial and industrial	$50,905	$43,758
Commercial real estate mortgage—owner-occupied	5,103	5,287
Commercial real estate construction—owner-occupied	298	264
Total commercial	56,306	49,309
Commercial investor real estate mortgage	6,393	5,441
Commercial investor real estate construction	1,986	1,586
Total investor real estate	8,379	7,027
Residential first mortgage	18,810	17,512
Home equity lines	3,510	3,744
Home equity loans	2,489	2,510
Consumer credit card	1,248	1,184
Other consumer—exit portfolio	570	1,071
Other consumer	5,697	5,427
Total consumer	32,324	31,448
Total loans, net of unearned income (1)	$97,009	$87,784
_________
(1)Loans are presented net of unearned income, unamortized discounts and premiums and deferred loan fees and costs of $894 million and $630 million at December 31, 2022 and 2021,
See Note 13 for details regarding Regions’ investment in sales-type, direct financing, and leveraged leases included within the commercial and industrial loan portfolio.

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
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2022, 2021 and 2020.

	2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for (benefit from) loan losses	40	45	163	248
Loan losses:
Charge-offs	(107)	(5)	(263)	(375)
Recoveries	50	2	60	112
Net loan (losses) recoveries	(57)	(3)	(203)	(263)
Allowance for loan losses, December 31, 2022	665	121	678	1,464
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit losses	14	13	(4)	23
Reserve for unfunded credit commitments, December 31, 2022	72	21	25	118
Allowance for credit losses, December 31, 2022	$737	$142	$703	$1,582

	2021
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2021	$1,196	$183	$788	$2,167
Provision for (benefit from) loan losses	(445)	(87)	39	(493)
Initial allowance on acquired PCD loans	—	—	9	9
Loan losses:
Charge-offs	(128)	(20)	(180)	(328)
Recoveries	59	3	62	124
Net loan losses	(69)	(17)	(118)	(204)
Allowance for loan losses, December 31, 2021	682	79	718	1,479
Reserve for unfunded credit commitments, January 1, 2021	97	14	15	126
Provision for (benefit from) unfunded credit losses	(39)	(6)	14	(31)
Reserve for unfunded credit commitments, December 31, 2021	58	8	29	95
Allowance for credit losses, December 31, 2021	$740	$87	$747	$1,574

	2020
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2019	$537	$45	$287	$869
Cumulative change in accounting guidance (Note 1)	(3)	7	434	438
Allowance for loan losses, January 1, 2020 (adjusted for change in accounting guidance)	534	52	721	1,307
Provision for (benefit from) loan losses	927	129	256	1,312
Initial allowance on acquired PCD loans	60	—	—	60
Loan losses:
Charge-offs	(368)	(1)	(244)	(613)
Recoveries	43	3	55	101
Net loan losses	(325)	2	(189)	(512)
Allowance for loan losses, December 31, 2020	1,196	183	788	2,167
Reserve for unfunded credit commitments, December 31, 2019	41	4	—	45
Cumulative change in accounting guidance (Note 1)	36	13	14	63
Reserve for unfunded credit commitments, January 1, 2020	77	17	14	108
Provision for (benefit from) unfunded credit losses	20	(3)	1	18
Reserve for unfunded credit commitments, December 31, 2020	97	14	15	126
Allowance for credit losses, December 31, 2020	$1,293	$197	$803	$2,293
PORTFOLIO SEGMENT RISK FACTORS
The following describe the risk characteristics relevant to each of the portfolio segments.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing on land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations, and is impacted by sensitivity to several other factors, such as market fluctuations in commodity prices.
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
Consumer—The consumer portfolio segment includes residential first mortgage, home equity lines, home equity loans, consumer credit card, other consumer—exit portfolios and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Consumer credit card lending includes Regions branded consumer credit card accounts. Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020. Other consumer loans include other revolving consumer accounts, indirect and direct consumer loans, and overdrafts. Loans in this portfolio segment are sensitive to unemployment, inflation, and other key consumer economic measures.

CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2022 and 2021.
The commercial and investor real estate portfolio segments' primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.
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
Regions considers factors such as periodic updates of FICO scores, accrual status, days past due status, unemployment rates, home prices, and geography as credit quality indicators for the consumer loan portfolio. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all consumer loans, including residential first mortgage loans. Current FICO data is not available for certain loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. These categories are utilized to develop the associated allowance for credit losses. The higher the FICO score the less probability of default and vice versa.
The disclosure of credit quality indicators for loan portfolio segments and classes, excluding loans held for sale, is presented by credit quality indicator by vintage year. Regions defines the vintage date for the purposes of disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2022 and 2021. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores.

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$11,948	$7,167	$3,277	$2,297	$1,026	$3,283	$19,599	$—	$313	$48,910
Special Mention	85	120	70	30	32	1	282	—	—	620
Substandard Accrual	248	114	39	57	53	17	500	—	—	1,028
Non-accrual	95	55	11	9	36	6	135	—	—	347
Total commercial and industrial	$12,376	$7,456	$3,397	$2,393	$1,147	$3,307	$20,516	$—	$313	$50,905

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,058	$1,175	$929	$479	$519	$626	$89	$—	$(5)	$4,870
Special Mention	7	32	17	10	15	12	2	—	—	95
Substandard Accrual	10	16	36	35	5	6	1	—	—	109
Non-accrual	1	2	9	1	5	11	—	—	—	29
Total commercial real estate mortgage—owner-occupied:	$1,076	$1,225	$991	$525	$544	$655	$92	$—	$(5)	$5,103

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$115	$79	$22	$15	$15	$38	$1	$—	$—	$285
Special Mention	—	—	—	—	2	—	—	—	—	2
Substandard Accrual	2	—	2	—	—	1	—	—	—	5
Non-accrual	—	—	1	1	—	4	—	—	—	6
Total commercial real estate construction—owner-occupied:	$117	$79	$25	$16	$17	$43	$1	$—	$—	$298
Total commercial	$13,569	$8,760	$4,413	$2,934	$1,708	$4,005	$20,609	$—	$308	$56,306

Commercial investor real estate mortgage:
Risk Rating:
Pass	$2,332	$1,321	$634	$466	$257	$94	$490	$—	$(7)	$5,587
Special Mention	229	75	—	18	—	3	38	—	—	363
Substandard Accrual	107	—	74	138	68	3	—	—	—	390
Non-accrual	52	—	—	—	—	1	—	—	—	53
Total commercial investor real estate mortgage	$2,720	$1,396	$708	$622	$325	$101	$528	$—	$(7)	$6,393

Commercial investor real estate construction:
Risk Rating:
Pass	$458	$402	$205	$112	$—	$1	$722	$—	$(16)	$1,884
Special Mention	25	52	—	—	—	—	5	—	—	82
Substandard Accrual	3	—	17	—	—	—	—	—	—	20
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$486	$454	$222	$112	$—	$1	$727	$—	$(16)	$1,986
Total investor real estate	$3,206	$1,850	$930	$734	$325	$102	$1,255	$—	$(23)	$8,379

Residential first mortgage:
FICO scores
Above 720	$2,485	$4,455	$4,765	$899	$327	$2,445	$—	$—	$—	$15,376
681-720	337	412	313	83	42	300	—	—	—	1,487
620-680	168	183	129	53	34	295	—	—	—	862
Below 620	42	92	77	52	40	379	—	—	—	682
Data not available	27	45	47	13	4	98	2	—	167	403
Total residential first mortgage	$3,059	$5,187	$5,331	$1,100	$447	$3,517	$2	$—	$167	$18,810

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$2,620	$47	$—	$2,667
681-720	—	—	—	—	—	—	369	12	—	381
620-680	—	—	—	—	—	—	212	11	—	223
Below 620	—	—	—	—	—	—	99	8	—	107
Data not available	—	—	—	—	—	—	97	4	31	132
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,397	$82	$31	$3,510

Home equity loans
FICO scores
Above 720	$436	$466	$250	$117	$106	$582	$—	$—	$—	$1,957
681-720	75	62	26	17	14	67	—	—	—	261
620-680	29	28	11	12	9	58	—	—	—	147
Below 620	4	8	4	5	7	38	—	—	—	66
Data not available	4	3	3	3	4	24	—	—	17	58
Total home equity loans	$548	$567	$294	$154	$140	$769	$—	$—	$17	$2,489

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$719	$—	$—	$719
681-720	—	—	—	—	—	—	246	—	—	246
620-680	—	—	—	—	—	—	204	—	—	204
Below 620	—	—	—	—	—	—	86	—	—	86
Data not available	—	—	—	—	—	—	9	—	(16)	(7)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,264	$—	$(16)	$1,248

Other consumer—exit portfolios:
FICO scores
Above 720	$—	$—	$—	$102	$172	$96	$—	$—	$—	$370
681-720	—	—	—	30	40	23	—	—	—	93
620-680	—	—	—	17	30	17	—	—	—	64
Below 620	—	—	—	7	17	10	—	—	—	34
Data not available	—	—	—	1	3	3	—	—	2	9
Total Other consumer- exit portfolios	$—	$—	$—	$157	$262	$149	$—	$—	$2	$570

Other consumer:
FICO scores
Above 720	$2,072	$674	$382	$215	$99	$80	$119	$—	$—	$3,641
681-720	493	200	106	50	23	20	66	—	—	958
620-680	348	153	73	34	19	15	55	—	—	697
Below 620	102	69	38	20	12	8	23	—	—	272
Data not available	61	6	5	130	73	5	2	—	(153)	129
Total other consumer	$3,076	$1,102	$604	$449	$226	$128	$265	$—	$(153)	$5,697
Total consumer loans	$6,683	$6,856	$6,229	$1,860	$1,075	$4,563	$4,928	$82	$48	$32,324
Total Loans	$23,458	$17,466	$11,572	$5,528	$3,108	$8,670	$26,792	$82	$333	$97,009

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass(2)	$11,098	$5,231	$3,711	$1,781	$1,625	$2,611	$15,794	$—	$(60)	$41,791
Special Mention	54	43	177	147	25	77	383	—	—	906
Substandard Accrual	83	76	57	90	17	12	421	—	—	756
Non-accrual	70	22	45	9	11	15	133	—	—	305
Total commercial and industrial	$11,305	$5,372	$3,990	$2,027	$1,678	$2,715	$16,731	$—	$(60)	$43,758

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,404	$1,095	$671	$663	$381	$724	$122	$—	$(7)	$5,053
Special Mention	7	48	12	11	12	16	1	—	—	107
Substandard Accrual	3	8	34	11	6	12	1	—	—	75
Non-accrual	3	6	7	10	12	14	—	—	—	52
Total commercial real estate mortgage—owner-occupied:	$1,417	$1,157	$724	$695	$411	$766	$124	$—	$(7)	$5,287

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$68	$61	$24	$30	$20	$42	$1	$—	$—	$246
Special Mention	—	—	—	2	1	2	—	—	—	5
Substandard Accrual	—	—	—	2	—	—	—	—	—	2
Non-accrual	1	1	—	—	1	8	—	—	—	11
Total commercial real estate construction—owner-occupied:	$69	$62	$24	$34	$22	$52	$1	$—	$—	$264
Total commercial	$12,791	$6,591	$4,738	$2,756	$2,111	$3,533	$16,856	$—	$(67)	$49,309

Commercial investor real estate mortgage:
Risk Rating:
Pass	$1,783	$808	$900	$580	$144	$95	$487	$—	$(4)	$4,793
Special Mention	23	84	223	21	1	9	—	—	—	361
Substandard Accrual	52	85	94	31	15	—	7	—	—	284
Non-accrual	—	—	—	1	—	2	—	—	—	3
Total commercial investor real estate mortgage	$1,858	$977	$1,217	$633	$160	$106	$494	$—	$(4)	$5,441

Commercial investor real estate construction:
Risk Rating:
Pass	$135	$343	$404	$82	$1	$1	$593	$—	$(11)	$1,548
Special Mention	—	12	26	—	—	—	—	—	—	38
Substandard Accrual	—	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$135	$355	$430	$82	$1	$1	$593	$—	$(11)	$1,586
Total investor real estate	$1,993	$1,332	$1,647	$715	$161	$107	$1,087	$—	$(15)	$7,027

Residential first mortgage:
FICO scores
Above 720	$4,020	$5,280	$1,106	$426	$612	$2,601	$—	$—	$—	$14,045
681-720	449	366	108	57	69	353	—	—	—	1,402
620-680	246	161	78	50	44	378	—	—	—	957
Below 620	39	58	49	47	47	451	—	—	—	691
Data not available	56	46	20	7	11	111	9	—	157	417
Total residential first mortgage	$4,810	$5,911	$1,361	$587	$783	$3,894	$9	$—	$157	$17,512

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$2,761	$49	$—	$2,810
681-720	—	—	—	—	—	—	380	12	—	392
620-680	—	—	—	—	—	—	254	11	—	265
Below 620	—	—	—	—	—	—	132	8	—	140
Data not available	—	—	—	—	—	—	105	5	27	137
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,632	$85	$27	$3,744

	December 31, 2021
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2021	2020	2019	2018	2017	Prior
	(In millions)
Home equity loans
FICO scores
Above 720	$544	$320	$155	$144	$217	$588	$—	$—	$—	$1,968
681-720	82	35	26	22	23	71	—	—	—	259
620-680	34	14	13	12	15	59	—	—	—	147
Below 620	6	3	6	7	11	46	—	—	—	79
Data not available	2	3	3	4	5	22	—	—	18	57
Total home equity loans	$668	$375	$203	$189	$271	$786	$—	$—	$18	$2,510

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$675	$—	$—	$675
681-720	—	—	—	—	—	—	240	—	—	240
620-680	—	—	—	—	—	—	194	—	—	194
Below 620	—	—	—	—	—	—	81	—	—	81
Data not available	—	—	—	—	—	—	8	—	(14)	(6)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,198	$—	$(14)	$1,184

Other consumer- exit portfolios:
FICO scores
Above 720	$—	$—	$157	$318	$135	$81	$—	$—	$—	$691
681-720	—	—	47	71	32	20	—	—	—	170
620-680	—	—	28	50	24	17	—	—	—	119
Below 620	—	—	10	31	16	13	—	—	—	70
Data not available	—	—	2	5	4	3	—	—	7	21
Total other consumer- exit portfolios	$—	$—	$244	$475	$211	$134	$—	$—	$7	$1,071

Other consumer:
FICO scores
Above 720	$1,555	$844	$543	$222	$66	$76	$116	$—	$—	$3,422
681-720	381	203	131	58	19	18	56	—	—	866
620-680	232	125	72	37	15	13	40	—	—	534
Below 620	66	50	33	20	8	7	17	—	—	201
Data not available	62	7	156	91	4	4	2	—	78	404
Total other consumer	$2,296	$1,229	$935	$428	$112	$118	$231	$—	$78	$5,427
Total consumer loans	$7,774	$7,515	$2,743	$1,679	$1,377	$4,932	$5,070	$85	$273	$31,448
Total Loans	$22,558	$15,438	$9,128	$5,150	$3,649	$8,572	$23,013	$85	$191	$87,784
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Commercial and industrial lending includes PPP lending in the 2021 vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of December 31, 2022 and December 31, 2021. Loans on non-accrual status with no related allowance are comprised of commercial loans that totaled $151 million and $127 million as of December 31, 2022 and 2021, respectively. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$36	$20	$30	$86	$50,558	$347	$50,905
Commercial real estate mortgage—owner-occupied	7	2	1	10	5,074	29	5,103
Commercial real estate construction—owner-occupied	—	—	—	—	292	6	298
Total commercial	43	22	31	96	55,924	382	56,306
Commercial investor real estate mortgage	—	—	40	40	6,340	53	6,393
Commercial investor real estate construction	—	—	—	—	1,986	—	1,986
Total investor real estate	—	—	40	40	8,326	53	8,379
Residential first mortgage	87	45	81	213	18,779	31	18,810
Home equity lines	18	12	15	45	3,482	28	3,510
Home equity loans	8	3	8	19	2,483	6	2,489
Consumer credit card	9	7	15	31	1,248	—	1,248
Other consumer—exit portfolios	7	3	1	11	570	—	570
Other consumer	46	21	17	84	5,697	—	5,697
Total consumer	175	91	137	403	32,259	65	32,324
	$218	$113	$208	$539	$96,509	$500	$97,009

	2021
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$35	$29	$5	$69	$43,453	$305	$43,758
Commercial real estate mortgage—owner-occupied	3	1	1	5	5,235	52	5,287
Commercial real estate construction—owner-occupied	—	—	—	—	253	11	264
Total commercial	38	30	6	74	48,941	368	49,309
Commercial investor real estate mortgage	—	—	—	—	5,438	3	5,441
Commercial investor real estate construction	—	—	—	—	1,586	—	1,586
Total investor real estate	—	—	—	—	7,024	3	7,027
Residential first mortgage	73	31	123	227	17,479	33	17,512
Home equity lines	15	6	21	42	3,704	40	3,744
Home equity loans	7	4	12	23	2,503	7	2,510
Consumer credit card	9	6	12	27	1,184	—	1,184
Other consumer—exit portfolios	10	4	2	16	1,071	—	1,071
Other consumer	31	15	13	59	5,427	—	5,427
Total consumer	145	66	183	394	31,368	80	31,448
	$183	$96	$189	$468	$87,333	$451	$87,784

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
As provided initially in the CARES Act and subsequently extended through the Consolidated Appropriations Act, certain loan modifications related to the COVID-19 pandemic beginning March 1, 2020 through January 1, 2022 were eligible for relief from TDR classification. Regions elected this provision of both Acts; therefore, modified loans that met the required guidelines for relief are not considered TDRs and are excluded from the 2021 disclosures below.
The following tables present the end of period balance for loans modified in a TDR during the periods presented by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

	2022
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	50	$174	$—
Commercial real estate mortgage—owner-occupied	11	5	—
Commercial real estate construction—owner-occupied	—	3	—
Total commercial	61	182	—
Commercial investor real estate mortgage	5	48	—
Commercial investor real estate construction	—	—	—
Total investor real estate	5	48	—
Residential first mortgage	983	135	6
Home equity lines	94	6	4
Home equity loans	208	14	—
Consumer credit card	4	—	—
Other consumer—exit portfolios	—	—	—
Other consumer	5	—	—
Total consumer	1294	155	10
	1360	$385	$10

	2021
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	65	$116	$—
Commercial real estate mortgage—owner-occupied	28	11	—
Commercial real estate construction—owner-occupied	2	2	—
Total commercial	95	129	—
Commercial investor real estate mortgage	8	77	—
Commercial investor real estate construction	—	—	—
Total investor real estate	8	77	—
Residential first mortgage	492	85	8
Home equity lines	7	1	—
Home equity loans	72	6	—
Consumer credit card	1	—	—
Other consumer- exit portfolios	—	—	—
Other consumer	80	3	—
Total consumer	652	95	8
	755	$301	$8

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
The table below presents an analysis of residential MSRs under the fair value measurement method for the years ended December 31:

	2022	2021	2020
	(In millions)
Carrying value, beginning of year	$418	$296	$345
Additions	44	77	49
Purchases (1)	301	72	59
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	127	43	(89)
Economic amortization associated with borrower repayments (2)	(78)	(70)	(68)
Carrying value, end of year	$812	$418	$296
_________
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) as of December 31 are as follows:

	2022	2021
	(Dollars in millions)
Unpaid principal balance	$54,603	$36,769
Weighted-average CPR (%)	7.4%	10.5%
Estimated impact on fair value of a 10% increase	$(50)	$(29)
Estimated impact on fair value of a 20% increase	$(89)	$(52)
Option-adjusted spread (basis points)	507	451
Estimated impact on fair value of a 10% increase	$(19)	$(8)
Estimated impact on fair value of a 20% increase	$(37)	$(16)
Weighted-average coupon interest rate	3.6%	3.5%
Weighted-average remaining maturity (months)	308	295
Weighted-average servicing fee (basis points)	27.1	27.3
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $137 million, $102 million, and $95 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. Regions' related DUS commercial MSRs are recorded in other assets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. See Note 1 for additional information. Also see Note 23 for additional information related to the guarantee.
Regions' DUS portfolio totaled $81 million, $86 million, and $74 million at December 31, 2022, 2021 and 2020, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS commercial MSRs was approximately $96 million at both December 31, 2022 and 2021 and $81 million at December 31, 2020.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $24 million, $25 million, and $19 million for the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 7. OTHER EARNING ASSETS
Other earning assets consist of investments in FRB stock, FHLB stock, marketable equity securities and other miscellaneous earning assets.
FRB AND FHLB STOCK
The following table presents the amount of Regions' investments in FRB and FHLB stock as of December 31:

	2022	2021
	(In millions)
FRB stock	$438	$492
FHLB stock	15	16
MARKETABLE EQUITY SECURITIES
Marketable equity securities carried at fair value, which primarily consist of assets held for certain employee benefits and money market funds, are reported in other earning assets. Total marketable equity securities were $529 million and $464 million at December 31, 2022 and 2021, respectively. Unrealized losses recognized in earnings for marketable equity securities still being held by the Company were $45 million during 2022. Unrealized gains recognized in earnings for marketable equity securities still being held by the Company were $20 million during 2021 and $12 million during 2020.
OTHER MISCELLANEOUS EARNING ASSETS
Other miscellaneous earning assets consist of long-term certificates of deposit at other institutions and other receivables, and, in periods prior to 2022, included operating lease assets. Other miscellaneous earning assets were $326 million and $215 million at December 31, 2022 and 2021, respectively.
NOTE 8. PREMISES AND EQUIPMENT
A summary of premises and equipment, net at December 31 is as follows:

	2022	2021
	(In millions)
Land	$420	$419
Premises and improvements	1,680	1,651
Furniture and equipment	1,056	1,056
Software	969	926
Leasehold improvements	455	434
Construction in progress	101	152
	4,681	4,638
Accumulated depreciation and amortization	(2,963)	(2,824)
	$1,718	$1,814

NOTE 9. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment (each a reporting unit) at December 31 is presented as follows:

	2022	2021
	(In millions)
Corporate Bank	$3,006	$3,012
Consumer Bank	2,334	2,339
Wealth Management	393	393
	$5,733	$5,744
Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2022, and through the date of the filing of this Annual Report, by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, regulatory actions and assessments, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the quantitative goodwill impairment tests were deemed unnecessary.
OTHER IDENTIFIABLE INTANGIBLE ASSETS
The following table presents other identifiable intangible assets and related accumulated amortization as of December 31:

	2022	2021	2022	2021	2022	2021
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(In millions)
Core deposit intangibles	$1,011	$1,011	$1,006	$1,000	$5	$11
Purchased credit card relationship assets	175	175	164	157	11	18
Relationship assets (1)	267	267	58	22	209	245
Other—amortizing (2)	26	26	21	18	5	8
Agency commercial real estate licenses (3)	16	20	—	—	16	20
Other—non-amortizing (4)	3	3	—	—	3	3
	$1,498	$1,502	$1,249	$1,197	$249	$305
_________
(1)Includes intangible assets related to broker and contractor origination networks, vendor networks, and customer relationships.
(2)Includes intangible assets primarily related to acquired trust services, trade names, intellectual property, and employee agreements.
(3)Includes a DUS license acquired in 2014 and commercial real estate licenses acquired in 2021 that are non-amortizing intangible assets. In 2022, an immaterial purchase accounting adjustment resulted in an update to commercial real estate licenses. Refer to Note 6 for additional information related to the DUS license.
(4)Includes non-amortizing intangible assets related to other acquired trust services.
Core deposit intangibles, purchased credit card relationships and relationship assets are amortized in other non-interest expense on an accelerated basis over their expected useful lives. Other amortizing intangibles are amortized in other non-interest expense on a straight line basis over their expected useful lives.
The aggregate amount of amortization expense for amortizing intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2023	$44
2024	36
2025	30
2026	25
2027	21
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. Regions concluded that no impairment for any identifiable intangible assets occurred during 2022, 2021 or 2020.

NOTE 10. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2022	2021
	(In millions)
Interest-bearing checking	$25,676	$28,018
Savings	15,662	15,134
Money market—domestic	33,285	31,408
Time deposits	5,772	6,143
Total interest-bearing deposits	$80,395	$80,703
At December 31, 2022, the aggregate amounts of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

December 31, 2022
(In millions)
2023	$3,201
2024	1,510
2025	526
2026	296
2027	218
Thereafter	21
$5,772

NOTE 11. BORROWED FUNDS
LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2022	2021
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$747	$746
1.80% senior notes due August 2028	646	645
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	153	154
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(158)	(34)
	1,786	1,909
Regions Bank:
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	498	498
Total consolidated	$2,284	$2,407
As of December 31, 2022, Regions had three issuances and Regions Bank had one issuance of subordinated notes totaling $551 million and $496 million, respectively, with stated interest rates ranging from 6.45% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the respective maturity dates approach and subject to certain transition provisions. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.
Regions and Regions Bank did not issue or redeem any debt in 2022.
In the first quarter of 2021, Regions and Regions Bank redeemed senior notes due February 2021 and April 2021 in their entirety. In the third quarter of 2021, Regions issued $650 million of 1.80% senior notes due August 2028. Also in the third quarter of 2021, Regions redeemed senior notes due August 2023 in their entirety. In conjunction with the redemptions, Regions incurred related early extinguishment pre-tax charges totaling $20 million.

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 5.1 percent, 3.6 percent, and 2.7 percent for the years ended December 31, 2022, 2021 and 2020, respectively. Further discussion of derivative instruments is included in Note 20.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2023	$—	$—
2024	100	—
2025	833	—
2026	—	—
2027	—	—
Thereafter	853	498
	$1,786	$498
Regions Bank maintains borrowing capacity at the FHLB and the FRB. Short and long-term funding from the FHLB and FRB are secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and FRB. Borrowing capacity with the FHLB and FRB is contingent on the amount of collateral available to be pledged. At both December 31, 2022 and 2021 there were no outstanding borrowings with the FHLB or FRB.
On February 24, 2022, Regions filed a shelf registration statement with the SEC. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2025.
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
Banking regulations identify five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2022 and 2021, Regions and Regions Bank exceeded all current regulatory requirements, and were classified as "well-capitalized." Management believes that no events or changes have occurred subsequent to December 31, 2022 that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the "Leverage" ratio).
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At December 31, 2022, the net impact of the add-back on CET1 was approximately $306 million, or approximately 24 basis points. The add-back amounts will decrease by approximately $100 million each year, or approximately 8 basis points, in the first quarters of 2023, 2024, and 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 14 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details regarding CCAR results.
The following tables summarize the applicable holding company and bank regulatory capital requirements:

	December 31, 2022 (1)		Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$12,066	9.60%	4.50%	7.00%	N/A
Regions Bank	13,509	10.77	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$13,725	10.91%	6.00%	8.50%	6.00%
Regions Bank	13,509	10.77	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$15,767	12.54%	8.00%	10.50%	10.00%
Regions Bank	15,172	12.10	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$13,725	8.90%	4.00%	4.00%	N/A
Regions Bank	13,509	8.80	4.00	4.00	5.00%

	December 31, 2021		Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Common equity Tier 1 capital:
Regions Financial Corporation	$10,844	9.57%	4.50%	7.00%	N/A
Regions Bank	12,478	11.05	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	$12,503	11.03%	6.00%	8.50%	6.00%
Regions Bank	12,478	11.05	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	$14,441	12.74%	8.00%	10.50%	10.00%
Regions Bank	13,985	12.38	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	$12,503	8.08%	4.00%	4.00%	N/A
Regions Bank	12,478	8.09	4.00	4.00	5.00%
 _________
(1)The 2022 Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2)Reflects Regions' SCB of 2.50%. SCB does not apply to leverage capital ratios.

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
In addition, Regions must adhere to various HUD regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2022, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.
NOTE 13. LEASES
LESSEE
As of December 31, 2022, assets and liabilities recorded under operating leases for properties were $474 million and $553 million, respectively, and $459 million and $529 million, respectively, as of December 31, 2021. The difference between the asset and liability balance is largely driven by increases in rent over the lease term and any strategic decisions to exit a lease location early, resulting in derecognition of the asset. The asset is recorded within other assets, and the lease liability is recorded within other liabilities on the consolidated balance sheets. Lease expense, which is operating lease costs recorded within net occupancy expense, was $86 million, $87 million, and $85 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Other information related to operating leases at December 31 is as follows:

	2022	2021
Weighted-average remaining lease term (years)	10.0 years	9.9 years
Weighted-average discount rate (%)	2.6%	2.5%
Future, undiscounted minimum lease payments on operating leases are as follows:

December 31, 2022
(In millions)
2023	$95
2024	86
2025	78
2026	64
2027	53
Thereafter	277
Total lease payments	653
Less: Imputed interest	100
Total present value of lease liabilities	$553

LESSOR
The following tables present a summary of Regions' sales-type, direct financing and leveraged leases for the years ended December 31. Due to the immaterial nature of operating leases on the consolidated financial statements, prior periods have been revised to reflect the December 31, 2022 presentation.

	Net Interest Income
	2022	2021	2020
	(In millions)
Sales-Type and Direct Financing	$52	$59	$67
Leveraged(1)	12	14	14
	$64	$73	$81
_________
(1)Leveraged lease income is shown pre-tax with related tax expense of $7 million for December 31, 2022 and $8 million for both December 31, 2021 and 2020, respectively. Leveraged lease termination gains excluded from amounts presented above were immaterial for all periods presented.

	As of December 31, 2022
	Sales-Type and Direct Financing	Leveraged	Total
	(In millions)
Lease receivable	$1,236	$140	$1,376
Unearned income	(189)	(62)	(251)
Guaranteed residual	71	—	71
Unguaranteed residual	173	134	307
Total net investment	$1,291	$212	$1,503

	As of December 31, 2021
	Sales-Type and Direct Financing	Leveraged	Total
	(In millions)
Lease receivable	$1,231	$159	$1,390
Unearned income	(198)	(76)	(274)
Guaranteed residual	49	—	49
Unguaranteed residual	213	137	350
Total net investment	$1,295	$220	$1,515
The following table presents the minimum future payments due from customers for sales-type and direct financing leases:

December 31, 2022
Sales-Type and Direct Financing
(In millions)
2023	$289
2024	211
2025	166
2026	125
2027	101
Thereafter	344
$1,236

NOTE 14. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31:

										2022	2021
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	$1,000	$25	1/40th	500,000	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
					$1,750				1,403,500	$1,659	$1,659
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
The Board of Directors declared a total of $81 million in cash dividends on Series B, and Series C and Series D Preferred Stock during both 2022 and 2021. The Board declared $18 million and $11 million in cash dividends on Series E preferred stock during 2022 and 2021, respectively; the initial quarterly dividend for Series E was declared in the third quarter of 2021. Additionally, total cash dividends for 2021 includes $16 million in cash dividends on Series A preferred stock, which were fully redeemed during the second quarter of 2021. In total the Board of Directors declared $99 million and $108 million in cash dividends on preferred stock in 2022 and 2021, respectively.
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
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of December 31, 2022, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Prior to the new common stock repurchase plan, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2021 through the first quarter of 2022. During the year ended December 31, 2021, Regions repurchased approximately 20.8 million shares of common stock under this plan which reduced shareholder's equity by $467 million. Included in these share repurchases were approximately 1.0 million shares that were repurchased as part of the amendment to the Company’s deferred investment plan for its directors. During the three months ended March 31, 2022, Regions repurchased an additional 9.1 million shares at a total cost of $215 million under this plan and concluded the plan in the first quarter of 2022.
Regions declared $0.74 per share in cash dividends for 2022, $0.65 for 2021, and $0.62 for 2020.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the years ended December 31:

	2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization on unrealized losses (2)	3	(1)	2
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(3,652)	927	(2,725)
Reclassification adjustments for securities (gains) losses realized in net income (3)	1	—	1
Change in AOCI from securities available for sale activity in the period	(3,651)	927	(2,724)
Ending balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized gains (losses) on derivatives arising during the period	(1,158)	292	(866)
Reclassification adjustments for (gains) losses realized in net income (2)	(140)	36	(104)
Change in AOCI from derivative activity in the period	(1,298)	328	(970)
Ending balance	$(468)	$119	$(349)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Net actuarial gains (losses) arising during the period	40	(7)	33
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	38	(11)	27
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	78	(18)	60
Ending balance	$(569)	$145	$(424)

Total other comprehensive income (loss)	(4,868)	1,236	(3,632)
Total accumulated other comprehensive income (loss), end of period	$(4,481)	$1,138	$(3,343)

	2021
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$1,759	$(444)	$1,315

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(21)	$5	$(16)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	7	(2)	5
Ending balance	$(14)	$3	$(11)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$1,062	$(268)	$794
Unrealized gains (losses) arising during the period	(841)	212	(629)
Reclassification adjustments for securities (gains) losses realized in net income (3)	(3)	1	(2)
Change in AOCI from securities available for sale activity in the period	(844)	213	(631)
Ending balance	$218	$(55)	$163
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$1,610	$(406)	$1,204
Unrealized gains (losses) on derivatives arising during the period	(354)	89	(265)
Reclassification adjustments for (gains) losses realized in net income (2)	(426)	108	(318)
Change in AOCI from derivative activity in the period	(780)	197	(583)
Ending balance	$830	$(209)	$621
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(892)	$225	$(667)
Net actuarial gains (losses) arising during the period	180	(46)	134
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	65	(16)	49
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	245	(62)	183
Ending balance	$(647)	$163	$(484)

Total other comprehensive income (loss)	(1,372)	346	(1,026)
Total accumulated other comprehensive income (loss), end of period	$387	$(98)	$289

	2020
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(120)	$30	$(90)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(29)	$7	$(22)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	8	(2)	6
Ending balance	$(21)	$5	$(16)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$274	$(69)	$205
Unrealized gains (losses) arising during the period	792	(200)	592
Reclassification adjustments for securities (gains) losses realized in net income (3)	(4)	1	(3)
Change in AOCI from securities available for sale activity in the period	788	(199)	589
Ending balance	$1,062	$(268)	$794
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$430	$(108)	$322
Unrealized gains (losses) on derivatives arising during the period	1,440	(363)	1,077
Reclassification adjustments for (gains) losses realized in net income (2)	(260)	65	(195)
Change in AOCI from derivative activity in the period	1,180	(298)	882
Ending balance	$1,610	$(406)	$1,204
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(795)	$200	$(595)
Net actuarial gains (losses) arising during the period	(144)	36	(108)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	47	(11)	36
Change in AOCI from defined benefit pension plans and other post employment benefits activity in the period	(97)	25	(72)
Ending balance	$(892)	$225	$(667)

Total other comprehensive income (loss)	1,879	(474)	1,405
Total accumulated other comprehensive income (loss), end of period	$1,759	$(444)	$1,315
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

NOTE 15. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2022	2021	2020
	(In millions, except per share data)
Numerator:
Net income	$2,245	$2,521	$1,094
Preferred stock dividends and other(1)	(99)	(121)	(103)
Net income available to common shareholders	$2,146	$2,400	$991
Denominator:
Weighted-average common shares outstanding—basic	935	956	959
Potential common shares	7	7	3
Weighted-average common shares outstanding—diluted	942	963	962
Earnings per common share:
Basic	$2.29	$2.51	$1.03
Diluted	2.28	2.49	1.03
________
(1)Preferred stock dividends and other for the year ended December 31, 2021 includes $13 million of issuance costs associated with the redemption of Series A preferred shares in 2021.

The effects from the assumed exercise of 4 million in restricted stock units and awards and performance stock units for both years ended December 31, 2022 and December 31, 2021 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 7 million in stock options, restricted stock units and awards and performance stock units for the year ended December 31, 2020 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 16. SHARE-BASED PAYMENTS
Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of restricted stock awards, performance awards, stock options and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none has been issued to date. The terms of all awards issued under these plans are determined by the CHR Committee of the Board; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options, issued in periods prior to 2021, granted under these plans were typically ten years from the date of the grant.
On April 23, 2015, the shareholders of the Company approved the Regions Financial Corporation 2015 LTIP, which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2015 LTIP authorizes 60 million common share equivalents available for grant, where grants of options and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. Unless otherwise determined by the CHR Committee of the Board, grants of restricted stock, restricted stock units, and performance stock units accrue dividends, or their notional equivalent, as they are declared by the Board, and are paid upon vesting of the award. Upon adoption of the 2015 LTIP, Regions closed the prior long-term incentive plan to new grants, and, accordingly, prospective grants must be made under the 2015 LTIP or a successor plan. All existing grants under prior long-term incentive plans are unaffected by adoption of the 2015 LTIP. The number of remaining share equivalents available for future issuance under the 2015 LTIP was approximately 28 million at December 31, 2022.
Grants of performance-based restricted stock typically have a three-year performance period, and shares vest within three years after the grant date. Restricted stock units typically vest over three years. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be issued and released. The terms of these plans generally stipulate that the exercise price of options may not be less than the fair market value of Regions' common stock at the date the options are granted. Regions issues new shares from authorized reserves upon exercise.
The following table summarizes the elements of compensation cost recognized in the consolidated statements of income for the years ended December 31:

	2022	2021	2020
	(In millions)
Compensation cost of share-based compensation awards:
Restricted and performance stock awards	$60	$57	$53
Tax benefits related to share-based compensation cost	(15)	(14)	(13)
Compensation cost of share-based compensation awards, net of tax	$45	$43	$40
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2022, 2021 and 2020, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock award and performance stock award grants that vest based upon service conditions and performance conditions. Incremental shares earned above the performance target associated with previous performance stock awards are included when and if performance targets are achieved. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2022, 2021 and 2020 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	8,997,358	$15.62
Granted	6,466,526	8.46
Vested	(3,314,572)	14.60
Forfeited	(467,152)	11.86
Non-vested at December 31, 2020	11,682,160	$12.14
Granted	2,984,065	21.18
Vested	(3,227,513)	15.91
Forfeited	(231,818)	13.24
Non-vested at December 31, 2021	11,206,894	$13.39
Granted	2,831,304	21.39
Vested	(3,543,152)	14.24
Forfeited	(331,283)	14.73
Non-vested at December 31, 2022	10,163,763	$15.23
As of December 31, 2022, the pre-tax amount of non-vested restricted stock, restricted stock units and performance stock units not yet recognized was $60 million, which will be recognized over a weighted-average period of 1.71 years. The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020, was $76 million, $75 million, and $35 million, respectively. No share-based compensation costs were capitalized during the years ended December 31, 2022, 2021, or 2020.
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

The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plans		Non-qualified Plans		Total
	2022	2021	2022	2021	2022	2021
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,281	$2,435	$156	$188	$2,437	$2,623
Service cost	34	38	2	3	36	41
Interest cost	56	49	3	2	59	51
Actuarial (gains) losses	(568)	(73)	(17)	—	(585)	(73)
Benefit payments	(108)	(165)	(8)	(8)	(116)	(173)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	(69)	—	(9)	(29)	(78)	(29)
Projected benefit obligation, end of year	$1,623	$2,281	$127	$156	$1,750	$2,437
Change in plan assets
Fair value of plan assets, beginning of year	$2,554	$2,469	$—	$—	$2,554	$2,469
Actual return on plan assets	(404)	253	—	—	(404)	253
Company contributions	—	—	17	37	17	37
Benefit payments	(108)	(165)	(8)	(8)	(116)	(173)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Plan settlements	(69)	—	(9)	(29)	(78)	(29)
Fair value of plan assets, end of year	$1,970	$2,554	$—	$—	$1,970	$2,554
Funded status and accrued benefit (cost) at measurement date	$347	$273	$(127)	$(156)	$220	$117
Amount recognized in the Consolidated Balance Sheets:
Other assets	$347	$273	$—	$—	$347	$273
Other liabilities	—	—	(127)	(156)	(127)	(156)
	$347	$273	$(127)	$(156)	$220	$117
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss	$537	$590	$36	$62	$573	$652

The accumulated benefit obligation for the qualified plans was $1.5 billion and $2.1 billion as of December 31, 2022 and 2021, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plans as of December 31, 2022 and 2021. The accumulated benefit obligation for the non-qualified plans was $127 million and $155 million as of December 31, 2022 and 2021, respectively, which exceeded all corresponding plan assets for each period. As of December 31, 2022 and 2021, the actuarial (gains) losses related to the change in the benefit obligation were primarily driven by changes in the discount rate.
Net periodic pension cost (benefit) included the following components for the years ended December 31:

	Qualified Plans			Non-qualified Plans			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(In millions)
Service cost	$34	$38	$34	$2	$3	$5	$36	$41	$39
Interest cost	56	49	64	3	2	4	59	51	68
Expected return on plan assets	(139)	(142)	(148)	—	—	—	(139)	(142)	(148)
Amortization of actuarial loss	25	46	39	7	8	8	32	54	47
Settlement charge	4	—	—	2	11	—	6	11	—
Net periodic pension (benefit) cost	$(20)	$(9)	$(11)	$14	$24	$17	$(6)	$15	$6
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.

The assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plans		Non-qualified Plans
	2022	2021	2022	2021
Discount rate	5.42%	2.85%	5.38%	2.64%
Rate of annual compensation increase	4.00%	4.00%	3.00%	3.00%
The weighted-average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31 are as follows:

	Qualified Plans			Non-qualified Plans
	2022	2021	2020	2022	2021	2020
Discount rate	2.85%	2.48%	3.37%	2.72%	2.20%	3.00%
Expected long-term rate of return on plan assets	5.62%	5.87%	6.65%	N/A	N/A	N/A
Rate of annual compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%
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
The expected long-term rate of return on the qualified plans' assets is based on an estimated reasonable range of probable returns. The assumption is established by considering historical and anticipated returns of the asset classes invested in by the qualified plans and the allocation strategy currently in place among those classes. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. For 2023, the weighted- average expected long-term rate of return on plan assets is 6.37 percent, using the weighted fair value of plan assets as of December 31, 2022.
The qualified plans' investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with a planned increase in the allocation to fixed income securities. The combined target asset allocation is 35 percent equities, 59 percent fixed income securities and 6 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the U.S., international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. The plans' assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with the plans' assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Regions’ qualified plans have a portion of their investments in Regions' common stock. At December 31, 2022, the plans held 2,855,618 shares, which represents a total market value of approximately $62 million, or approximately 3 percent of the plans' assets.

The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2022				2021
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$34	$—	$—	$34	$116	$—	$—	$116
Fixed income securities:
U.S. Treasury securities	$280	$—	$—	$280	$346	$—	$—	$346
Federal agency securities	—	15	—	15	—	36	—	36
Corporate bonds and other debt	—	354	—	354	—	509	—	509
Total fixed income securities	$280	$369	$—	$649	$346	$545	$—	$891
Equity securities:
Domestic	$135	$—	$—	$135	$146	$—	$—	$146
International	130	—	—	130	142	—	—	142
Total equity securities	$265	$—	$—	$265	$288	$—	$—	$288
International mutual funds	$125	$—	$—	$125	$148	$—	$—	$148
Total assets in the fair value hierarchy	$704	$369	$—	$1,073	$898	$545	$—	$1,443
Collective trust funds:
Fixed income fund (1)				$340				$468
Common stock fund (1)				168				204
International fund (1)				40				45
Total collective trust funds				$548				$717
Real estate funds measured at NAV (1)				$177				$167
Private equity funds measured at NAV (1)				$172				$227
				$1,970				$2,554
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
Investments held in the plans consist of cash and cash equivalents, fixed income securities, equity securities, collective trust funds, hedge funds, real estate funds, private equity and other assets and are recorded at fair value on a recurring basis. See Note 1 for a description of valuation methodologies related to U.S. Treasuries, federal agency securities, and equity securities. The methodology described in Note 1 for other debt securities is applicable to corporate bonds and other debt.
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

Information about the expected cash flows for the qualified and non-qualified plans is as follows:

	Qualified Plans	Non-qualified Plans
	(In millions)
Expected Employer Contributions:
2023	$—	$43
Expected Benefit Payments:
2023	$125	$43
2024	127	9
2025	126	10
2026	127	10
2027	126	10
Next five years	601	44
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is invested based on the employees' allocation elections. Regions provides an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they are contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plans. Regions’ cash contribution was approximately $22 million for 2022 and 2021 and $19 million for 2020. For 2022, 2021 and 2020, eligible employees who were already contributing to the 401(k) plan received up to a 5 percent Company match plus the automatic 2 percent cash contribution. Regions’ match to the 401(k) plan on behalf of employees totaled $67 million in 2022, $63 million in 2021, and $62 million in 2020. Regions’ 401(k) plan held 16 million shares and 17 million shares of Regions' common stock at December 31, 2022 and 2021, respectively. The 401(k) plan received approximately $12 million, $11 million and $12 million in dividends on Regions' common stock for the years ended December 31, 2022, 2021 and 2020, respectively.
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
NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income for the years ended December 31:

	2022	2021	2020
	(In millions)
Bank-owned life insurance	$62	$82	$95
Investment services fee income	122	104	84
Commercial credit fee income	96	91	77
Market value adjustments on employee benefit assets - other	(45)	20	12
Insurance proceeds (1)	50	—	—
Gain on equity investment (2)	—	3	50
Other miscellaneous income	199	223	151
	$484	$523	$469
______
(1)In the third quarter of 2022, the Company settled a previously disclosed matter with the CFPB. The Company received an insurance reimbursement related to the settlement in the fourth quarter of 2022.
(2)The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter of 2021.

The following is a detail of other non-interest expense for the years ended December 31:

	2022	2021	2020
	(In millions)
Outside services	$157	$156	$170
Marketing	102	106	94
Professional, legal and regulatory expenses	263	98	89
Credit/checkcard expenses	66	62	50
FDIC insurance assessments	61	45	48
Branch consolidation, property and equipment charges	3	5	31
Visa class B shares expense	24	22	24
Loss on early extinguishment of debt	—	20	22
Other miscellaneous expenses	382	360	354
	$1,058	$874	$882
NOTE 19. INCOME TAXES
The components of income tax expense for the years ended December 31 were as follows:

	2022	2021	2020
	(In millions)
Current income tax expense:
Federal	$493	$456	$312
State	116	73	66
Total current expense	$609	$529	$378
Deferred income tax expense (benefit):
Federal	$26	$132	$(142)
State	(4)	33	(16)
Total deferred expense (benefit)	$22	$165	$(158)
Total income tax expense	$631	$694	$220
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
The Company accounts for investment tax credits using the deferral method. Investment tax credits generated totaled $67 million, $64 million and $94 million for 2022, 2021, and 2020, respectively.
Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 21 percent as shown in the following table:

	2022	2021	2020
	(Dollars in millions)
Tax on income computed at statutory federal income tax rate	$604	$675	$276
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	88	83	42
Non-deductible expenses	34	18	22
Tax-exempt interest	(33)	(30)	(34)
Affordable housing credits, net of amortization	(32)	(25)	(31)
Bank-owned life insurance	(16)	(20)	(22)
Impact of change in unrecognized tax benefits	—	—	(23)
Other, net	(14)	(7)	(10)
Income tax expense(1)	$631	$694	$220
Effective tax rate	22.0%	21.6%	16.8%
__________
(1) Income tax expense includes gross amortization of affordable housing investments of $149 million, $139 million, and $133 million for 2022, 2021 and 2020, respectively.

Significant components of the Company’s net deferred tax asset (liability) at December 31 are listed below:

	2022	2021
	(In millions)
Deferred tax assets:
Unrealized losses included in shareholders' equity	$1,138	$—
Allowance for credit losses	401	400
Right of use liability	136	132
Accrued expenses	61	32
Other	47	15
Federal and state net operating losses, net of federal tax effect	40	53
Total deferred tax assets	1,823	632
Less: valuation allowance	(21)	(29)
Total deferred tax assets less valuation allowance	1,802	603
Deferred tax liabilities:
Lease financing	403	369
Right of use asset	128	123
Mortgage servicing rights	122	78
Unrealized gains included in shareholders' equity	—	98
Goodwill and intangibles	103	100
Fixed assets	52	67
Employee benefits and deferred compensation	29	31
Other	22	43
Total deferred tax liabilities	859	909
Net deferred tax asset (liability)	$943	$(306)
The following table provides details of the Company’s tax carryforwards at December 31, 2022, including the expiration dates and related valuation allowance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance
	(In millions)
Net operating losses-federal	2037	$5	$—	$5
Net operating losses-federal	None	11	—	11
Net operating losses-states	2023-2027	16	15	1
Net operating losses-states	2028-2034	3	2	1
Net operating losses-states	2035-2042	3	2	1
Net operating losses-states	None	2	2	—
		$40	$21	$19

The Company believes that a portion of the state net operating loss carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $21 million against such benefits at December 31, 2022 compared to $29 million at December 31, 2021.
A reconciliation of the beginning and ending amount of UTB is as follows:

	2022	2021	2020
	(In millions)
Balance at beginning of year	$9	$12	$37
Additions based on tax positions taken in a prior period	—	—	2
Reductions based on tax positions taken in a prior period	—	—	(25)
Settlements	—	(2)	(1)
Expiration of statute of limitations	(1)	(1)	(1)
Balance at end of year	$8	$9	$12
The Company files U.S. federal, state, and local income tax returns. The Company is in the IRS’s Compliance Assurance Process program and examinations of the U.S federal consolidated income tax return for tax years through 2020 have been completed. With some exceptions for non-footprint states, the Company is no longer subject to state and local tax examinations for tax years prior to 2018. Currently, there are no material disputed tax positions with federal or state taxing authorities. Accordingly, the Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to its business, financial position, results of operations or cash flows.

There are no expected decreases to the potential liability for UTBs during the next twelve months due to completion of tax authority examinations and/or expirations of statutes of limitations.
As of December 31, 2022, 2021 and 2020, the balances of the Company’s UTBs that would reduce the effective tax rates, if recognized, were $8 million, $7 million and $9 million, respectively.
Interest and penalties related to UTBs are recorded in the provision for income taxes. During the years ended December 31, 2022, 2021 and 2020, the Company recognized an immaterial expense (benefit) for gross interest and penalties. As of December 31, 2022 and 2021, the Company had an immaterial gross liability for interest and penalties related to UTBs.
NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31:

	2022			2021
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$1,423	$1	$158	$7,900	$—	$32
Derivatives in cash flow hedging relationships:
Interest rate swaps	30,600	19	668	20,650	171	29
Total derivatives designated as hedging instruments	$32,023	$20	$826	$28,550	$171	$61
Derivatives not designated as hedging instruments:
Interest rate swaps	$94,220	$2,315	$2,335	$81,327	$748	$794
Interest rate options	12,506	94	85	15,990	48	19
Interest rate futures and forward commitments	985	8	5	2,739	11	3
Other contracts	12,173	172	127	9,456	133	135
Total derivatives not designated as hedging instruments	$119,884	$2,589	$2,552	$109,512	$940	$951
Total derivatives	$151,907	$2,609	$3,378	$138,062	$1,111	$1,012

Total gross derivative instruments, before netting		$2,609	$3,378		$1,111	$1,012
Less: Netting adjustments (2)		2,504	1,925		699	932
Total gross derivative instruments, after netting		$105	$1,453		$412	$80
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
Regions enters into interest rate swap, floors, and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the

Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR or SOFR interest rate swaps and interest rate floors. As of December 31, 2022, Regions is hedging its exposure to the variability in future cash flows through 2029.
The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026. The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the twelve months ended December 31:

	2022	2021
	(In millions)
Unrealized gains on terminated hedges included in AOCI - beginning of period	$700	$121
Unrealized gains (losses) on terminated hedges arising during the period	(291)	739
Reclassification adjustments for amortization of unrealized (gains) on terminated hedges into net income	(245)	(160)
Unrealized gains on terminated hedges included in AOCI - end of period	$164	$700
Regions expects to reclassify into earnings approximately $191 million in pre-tax expenses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $54 million in pre-tax net gains related to the amortization of terminated cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected for the years ended December 31:

	2022
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$688	$4,088	$(119)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$41	$—	$(16)
Recognized on derivatives	—	—	(124)
Recognized on hedged items	—	—	124
Income (expense) recognized on fair value hedges	$41	$—	$(16)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$140	$—
Income (expense) recognized on cash flow hedges	$—	$140	$—

	2021
	Interest Income	Interest Expense
	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$3,452	$(103)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$19
Recognized on derivatives	—	(51)
Recognized on hedged items	—	51
Income (expense) recognized on fair value hedges	$—	$19

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$426	$—
Income (expense) recognized on cash flow hedges	$426	$—

	2020
	Interest Income	Interest Expense
	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$3,610	$(178)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$37
Recognized on derivatives	—	52
Recognized on hedged items	—	(51)
Income (expense) recognized on fair value hedges	$—	$38

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$260	$—
Income (expense) recognized on cash flow hedges	$260	$—
____
(1)See Note 14 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax
The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31:

	2022		2021
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)(2)	$23	$—	$9,901	$—
Long-term borrowings	(1,239)	158	(1,363)	34
_____
(1) As of December 31, 2021, the Company designated interest rate swaps as fair value hedges of debt securities available for sale under the portfolio layer method under which the Company designated $5.8 billion as the hedged amount from a closed portfolio of prepayable financial assets with a carrying amount of $9.1 billion.
(2) Carrying amount represents amortized cost.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2022 and 2021, Regions had $118 million and $419 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At December 31, 2022 and 2021, Regions had $233 million and $987 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of December 31, 2022 and 2021, the total notional amount related to these contracts was $3.4 billion and $4.5 billion, respectively.

The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2022	2021	2020
	(In millions)
Capital markets income:
Interest rate swaps	$108	$46	$21
Interest rate options	23	28	36
Interest rate futures and forward commitments	10	15	14
Other contracts	11	4	1
Total capital markets income	152	93	72
Mortgage income:
Interest rate swaps	(118)	(45)	83
Interest rate options	(14)	(32)	30
Interest rate futures and forward commitments	(4)	13	(2)
Total mortgage income	(136)	(64)	111
	$16	$29	$183
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2023 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2023 and 2038. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2022 was approximately $482 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2022 and 2021 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2022 and 2021, were $17 million and $81 million, respectively, for which Regions had posted collateral of $20 million and $84 million, respectively, in the normal course of business.

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis as of December 31:

	2022				2021
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,187	$—	$—	$1,187	$1,132	$—	$—	$1,132
Federal agency securities	—	836	—	836	—	92	—	92
Obligations of states and political subdivisions	—	2	—	2	—	4	—	4
Mortgage-backed securities (MBS):
Residential agency	—	16,954	—	16,954	—	18,962	—	18,962
Residential non-agency	—	—	1	1	—	—	1	1
Commercial agency	—	7,613	—	7,613	—	6,373	—	6,373
Commercial non-agency	—	186	—	186	—	536	—	536
Corporate and other debt securities	—	1,153	1	1,154	—	1,380	1	1,381
Total debt securities available for sale	$1,187	$26,744	$2	$27,933	$1,132	$27,347	$2	$28,481
Loans held for sale	$—	$177	$19	$196	$—	$693	$90	$783
Marketable equity securities	$529	$—	$—	$529	$464	$—	$—	$464
Residential mortgage servicing rights	$—	$—	$812	$812	$—	$—	$418	$418
Derivative assets (2):
Interest rate swaps	$—	$2,335	$—	$2,335	$—	$919	$—	$919
Interest rate options	—	91	3	94	—	36	12	48
Interest rate futures and forward commitments	—	8	—	8	—	11	—	11
Other contracts	3	169	—	172	—	132	1	133
Total derivative assets	$3	$2,603	$3	$2,609	$—	$1,098	$13	$1,111
Derivative liabilities (2):
Interest rate swaps	$—	$3,161	$—	$3,161	$—	$855	$—	$855
Interest rate options	—	85	—	85	—	19	—	19
Interest rate futures and forward commitments	—	5	—	5	—	3	—	3
Other contracts	2	124	1	127	—	132	3	135
Total derivative liabilities	$2	$3,375	$1	$3,378	$—	$1,009	$3	$1,012
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
The following tables present an analysis for residential MSRs for the years ended December 31, 2022, 2021 and 2020, respectively. An analysis of commercial mortgage loans held for sale, that were acquired in the fourth quarter of 2021, is also presented for the years ended December 31, 2022 and December 31, 2021.

	Residential mortgage servicing rights
	For the Years Ended December 31
	2022	2021	2020
	(In millions)
Carrying value, beginning of period	$418	$296	$345
Total realized/unrealized gains (losses) included in earnings (1)	49	(27)	(157)
Additions	44	77	49
Purchases	301	72	59
Carrying value, end of period	$812	$418	$296
_______
(1) Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.

	Commercial mortgage loans held for sale
	For the Year Ended December 31
	2022	2021
	(In millions)
Carrying value, beginning of period	$90	$—
Total realized/unrealized gains (losses) included in earnings (1)	(8)	—
Purchases	—	47
Additions (2)	108	43
Sales	(125)	—
Settlements	(46)	—
Carrying value, end of period	$19	$90
_______
(1)Included in capital markets income.
(2)Additions represent originations after the initial fourth quarter 2021 acquisition of commercial mortgage loans held for sale.

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

The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2022, 2021 and 2020. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at December 31, 2022, 2021 and 2020 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	December 31, 2022
	Level 3 Estimated Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$812	Discounted cash flow	Weighted-average CPR (%)	6.1% - 15.1% (7.4%)
			OAS (%)	4.8% - 8.2% (5.1%)

	December 31, 2021
	Level 3 Estimated Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$418	Discounted cash flow	Weighted-average CPR (%)	7.2% - 22.2% (10.5%)
			OAS (%)	3.7% - 7.7% (4.5%)
Commercial mortgage loans held for sale	$90	Discounted cash flow	Credit spreads for bonds in the commercial MBS	0.2% - 19.4% (1.3%)

	December 31, 2020
	Level 3 Estimated Fair Value at December 31, 2020	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$296	Discounted cash flow	Weighted-average CPR (%)	8.1% -31.2% (15.6%)
			OAS (%)	4.8% - 9.5% (5.6%)
_________
(1)See Note 6 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

FAIR VALUE OPTION
As discussed above, the Company elected the option to measure certain commercial mortgage loans held for sale at fair value. At December 31, 2022, the balance of these loans was immaterial. At December 31, 2021, commercial mortgage loans held for sale at fair value had both an aggregate fair value and unpaid principal balance of $90 million.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at December 31, 2022 and December 31, 2021.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2022			2021
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Residential mortgage loans held for sale, at fair value	$160	$157	$3	$680	$659	$21
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

	2022	2021
	(In millions)
Net gains (losses) resulting from changes in fair value of residential mortgage loans held for sale	$(17)	$(56)
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale and foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both December 31, 2022 and 2021.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2022 are as follows:

	2022
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$11,227	$11,227	$11,227	$—	$—
Debt securities held to maturity	801	751	—	751	—
Debt securities available for sale	27,933	27,933	1,187	26,744	2
Loans held for sale	354	354	—	335	19
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	94,044	89,540	—	—	89,540
Other earning assets	1,308	1,308	529	779	—
Derivative assets	2,609	2,609	3	2,603	3
Financial liabilities:
Derivative liabilities	3,378	3,378	2	3,375	1
Deposits(4)	131,743	131,668	—	131,668	—
Long-term borrowings	2,284	2,376	—	2,375	1
Loan commitments and letters of credit	153	153	—	—	153
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at December 31, 2022 was $4.5 billion or 4.8 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.5 billion at December 31, 2022.
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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2021 are as follows:

	2021
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$29,411	$29,411	$29,411	$—	$—
Debt securities held to maturity	899	950	—	950	—
Debt securities available for sale	28,481	28,481	1,132	27,347	2
Loans held for sale	1,003	1,003	—	899	104
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	84,866	85,086	—	—	85,086
Other earning assets (4)	1,104	1,104	464	640	—
Derivative assets	1,111	1,111	—	1,098	13
Financial liabilities:
Derivative liabilities	1,012	1,012	—	1,009	3
Deposits(5)	139,072	139,101	—	139,101	—
Long-term borrowings	2,407	2,847	—	2,845	2
Loan commitments and letters of credit	123	123	—	—	123
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
The following tables present financial information for each reportable segment for the year ended December 31:

	2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,961	$2,641	$184	$—	$4,786
Provision for (benefit from) credit losses	287	280	9	(305)	271
Non-interest income	803	1,165	426	35	2,429
Non-interest expense	1,184	2,296	404	184	4,068
Income before income taxes	1,293	1,230	197	156	2,876
Income tax expense (benefit)	323	308	50	(50)	631
Net income	$970	$922	$147	$206	$2,245
Average assets	$64,532	$36,623	$2,116	$56,121	$159,392

	2021
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,759	$2,016	$139	$—	$3,914
Provision for (benefit from) credit losses	295	254	10	(1,083)	(524)
Non-interest income	752	1,266	390	116	2,524
Non-interest expense	1,090	2,174	387	96	3,747
Income before income taxes	1,126	854	132	1,103	3,215
Income tax expense	282	213	33	166	694
Net income	$844	$641	$99	$937	$2,521
Average assets	$59,132	$34,309	$2,046	$58,782	$154,269

	2020
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$1,684	$2,070	$140	$—	$3,894
Provision for credit losses	281	305	11	733	1,330
Non-interest income	656	1,267	344	126	2,393
Non-interest expense	1,023	2,057	346	217	3,643
Income (loss) before income taxes	1,036	975	127	(824)	1,314
Income tax expense (benefit)	259	244	32	(315)	220
Net income (loss)	$777	$731	$95	$(509)	$1,094
Average assets	$61,218	$34,530	$2,021	$40,326	$138,095

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2022	2021
	(In millions)
Unused commitments to extend credit	$65,460	$60,935
Standby letters of credit	1,962	1,779
Commercial letters of credit	75	97
Liabilities associated with standby letters of credit	35	28
Assets associated with standby letters of credit	37	29
Reserve for unfunded credit commitments	118	95
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
LEGAL CONTINGENCIES
Regions and its subsidiaries are routinely subject to actual or threatened legal proceedings, including litigation and regulatory matters, arising in the ordinary course of business. Litigation matters range from individual actions involving a single plaintiff to class action lawsuits and can involve claims for substantial or indeterminate alleged damages or for injunctive or other relief. Regulatory investigations and enforcement matters may involve formal or informal proceedings and other inquiries initiated by various governmental agencies, law enforcement authorities, and self-regulatory organizations, and can result in fines, penalties, restitution, changes to Regions’ business practices, and other related costs, including reputational damage. At any given time, these legal proceedings are at varying stages of adjudication, arbitration, or investigation, and may relate to a variety of topics, including common law tort and contract claims, as well as statutory consumer protection-related claims, among others.
Assessment of exposure that could result from legal proceedings is complex because these proceedings often involve inherently unpredictable factors, including, but not limited to, the following: whether the proceeding is in early stages; whether damages or the amount of potential fines, penalties, and restitution are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery or other investigation has begun or is not complete; whether material facts may be disputed or unsubstantiated; whether meaningful settlement discussions have commenced; and whether the matter involves class allegations. As a result of these complexities, Regions may be unable to develop an estimate or range of loss.
Regions evaluates legal proceedings based on information currently available, including advice of counsel. Regions establishes accruals for those matters when a loss is considered probable and the related amount is reasonably estimable.

Additionally, when it is practicable and reasonably possible that it may experience losses in excess of established accruals, Regions estimates possible loss contingencies. Regions currently estimates that the aggregate amount of reasonably possible losses that it may experience, in excess of what has been accrued, is immaterial. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows as a whole.
As available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves, will be adjusted accordingly. Regions’ estimates are subject to significant judgment and uncertainties, and the matters underlying the estimates will change from time to time. In the event of unexpected future developments, it is possible that an adverse outcome in any such matter could be material to Regions’ business, consolidated financial position, results of operations, or cash flows as a whole for any particular reporting period of occurrence.
Some of Regions’ exposure with respect to loss contingencies may be offset by applicable insurance coverage. However, in determining the amounts of any accruals or estimates of possible loss contingencies, Regions does not take into account the availability of insurance coverage. To the extent that Regions has an insurance recovery, the proceeds are recorded in the period the recovery is received.
REGULATORY MATTER CONCLUDED DURING 2022
On September 28, 2022, Regions entered into a Consent Order with the CFPB regarding the previously disclosed investigation by the CFPB into certain of Regions' historical overdraft practices and policies. The terms of the Consent Order include payment by Regions of a non-tax deductible $50 million civil monetary penalty and customer redress of approximately $141 million. These payment amounts were mitigated by $50 million in insurance reimbursement proceeds that were received and recorded in non-interest income in the fourth quarter of 2022.
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At December 31, 2022 and 2021, the Company's DUS servicing portfolio totaled approximately $4.9 billion and $4.7 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at December 31, 2022 and 2021, these serviced loans totaled approximately $655 million and $400 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $1.8 billion and $1.7 billion at December 31, 2022 and 2021, respectively. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both December 31, 2022 and 2021, respectively. Refer to Note 1 for additional information.
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

NOTE 24. REVENUE RECOGNITION
The following tables present total non-interest income disaggregated by major product category for each reportable segment for the period indicated (refer to Note 1 for descriptions of the accounting and reporting policies related to revenue recognition):

	Year Ended December 31, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Total
	(In millions)
Service charges on deposit accounts	$177	$458	$3	$2	$1	$641
Card and ATM fees	45	457	—	—	11	513
Capital markets income	108	—	—	—	231	339
Investment management and trust fee income	—	—	297	—	—	297
Mortgage income	—	—	—	—	156	156
Investment services fee income	—	—	122	—	—	122
Commercial credit fee income	—	—	—	—	96	96
Bank-owned life insurance	—	—	—	—	62	62
Insurance proceeds (2)	—	—	—	—	50	50
Securities gains (losses), net	—	—	—	—	(1)	(1)
Market value adjustments on employee benefit assets - other	—	—	—	—	(45)	(45)
Other miscellaneous income	43	51	3	—	102	199
	$373	$966	$425	$2	$663	$2,429

	Year Ended December 31, 2021
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Total
	(In millions)
Service charges on deposit accounts	$160	$480	$3	$—	$5	$648
Card and ATM fees	41	448	—	(1)	11	499
Capital markets income	149	—	—	—	182	331
Investment management and trust fee income	—	—	278	—	—	278
Mortgage income	—	—	—	—	242	242
Investment services fee income	—	—	104	—	—	104
Commercial credit fee income	—	—	—	—	91	91
Bank-owned life insurance	—	—	—	—	82	82
Securities gains (losses), net	—	—	—	—	3	3
Market value adjustments on employee benefit assets - other	—	—	—	—	20	20
Gain on equity investment (3)	—	—	—	—	3	3
Other miscellaneous income	39	55	4	3	122	223
	$389	$983	$389	$2	$761	$2,524

	Year Ended December 31, 2020
	Corporate Bank	Consumer Bank	Wealth Management	Other Segment Revenue	Other(1)	Total
	(In millions)
Service charges on deposit accounts	$152	$459	$3	$2	$5	$621
Card and ATM fees	43	385	—	(1)	11	438
Capital markets income	126	—	—	—	149	275
Investment management and trust fee income	—	—	253	—	—	253
Mortgage income	—	—	—	—	333	333
Investment services fee income	—	—	84	—	—	84
Commercial credit fee income	—	—	—	—	77	77
Bank-owned life insurance	—	—	—	—	95	95
Securities gains (losses), net	—	—	—	—	4	4
Market value adjustments on employee benefit assets - other	—	—	—	—	12	12
Gain on equity investment (3)	—	—	—	—	50	50
Other miscellaneous income	33	49	3	2	64	151
	$354	$893	$343	$3	$800	$2,393
_________
(1)This revenue is not impacted by the accounting guidance adopted in 2018 and continues to be recognized when earned in accordance with the Company's prior revenue recognition policy.
(2)In the third quarter of 2022, the Company settled a previously disclosed matter with the CFPB. The Company received an insurance reimbursement related to the settlement in the fourth quarter of 2022.
(3)The 2021 amount is a gain on the sale of an equity investment, whereas the 2020 amount is a valuation gain on the investment that was sold in the first quarter of 2021.
.

NOTE 25. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
 Balance Sheets

	December 31
	2022	2021
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,594	$1,543
Debt securities available for sale	21	20
Premises and equipment, net	28	36
Investments in subsidiaries:
Banks	15,676	18,237
Non-banks	385	343
	16,061	18,580
Other assets	275	280
Total assets	$17,979	$20,459
Liabilities and Shareholders’ Equity
Long-term borrowings	$1,786	$1,909
Other liabilities	242	224
Total liabilities	2,028	2,133
Shareholders’ equity:
Preferred stock	1,659	1,659
Common stock	10	10
Additional paid-in capital	11,988	12,189
Retained earnings	7,004	5,550
Treasury stock, at cost	(1,371)	(1,371)
Accumulated other comprehensive income, net	(3,343)	289
Total shareholders’ equity	15,947	18,326
Noncontrolling interest	4	—
Total equity	15,951	18,326
Total liabilities and shareholders’ equity	$17,979	$20,459
Statements of Income

	Year Ended December 31
	2022	2021	2020
	(In millions)
Income:
Dividends received from subsidiaries	$1,351	$2,250	$280
Interest from subsidiaries	4	8	8
Other	(3)	22	53
	1,352	2,280	341
Expenses:
Salaries and employee benefits	64	61	56
Interest expense	86	68	93
Equipment and software expense	4	4	4
Other	62	96	79
	216	229	232
Income before income taxes and equity in undistributed earnings of subsidiaries	1,136	2,051	109
Income tax benefit	(36)	(43)	(36)
Income before equity in undistributed earnings of subsidiaries and preferred stock dividends	1,172	2,094	145
Equity in undistributed earnings of subsidiaries:
Banks	1,066	372	905
Non-banks	7	55	44
	1,073	427	949
Net income	2,245	2,521	1,094
Preferred stock dividends	(99)	(121)	(103)
Net income available to common shareholders	$2,146	$2,400	$991

Statements of Cash Flows

	Year Ended December 31
	2022	2021	2020
	(In millions)
Operating activities:
Net income	$2,245	$2,521	$1,094
Adjustments to reconcile net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(1,073)	(427)	(949)
Provision for (benefit from) deferred income taxes	(3)	(21)	29
Depreciation, amortization and accretion, net	2	3	3
Loss on sale of assets	—	—	1
Loss on early extinguishment of debt	—	20	14
Net change in operating assets and liabilities:
Other assets	12	61	3
Other liabilities	(27)	1	—
Other	(89)	(51)	44
Net cash from operating activities	1,067	2,107	239
Investing activities:
(Investment in) / repayment of investment in subsidiaries	(23)	(21)	—
Proceeds from sales and maturities of debt securities available for sale	8	5	4
Purchases of debt securities available for sale	(9)	(3)	(4)
Net cash from investing activities	(24)	(19)	—
Financing activities:
Proceeds from long-term borrowings	—	646	748
Payments on long-term borrowings	—	(1,424)	(1,039)
Cash dividends on common stock	(663)	(608)	(595)
Cash dividends on preferred stock	(99)	(108)	(103)
Net proceeds from issuance of preferred stock	—	390	346
Payment for redemption of preferred stock	—	(500)	—
Repurchases of common stock	(230)	(467)	—
Other	—	—	(5)
Net cash from financing activities	(992)	(2,071)	(648)
Net change in cash and cash equivalents	51	17	(409)
Cash and cash equivalents at beginning of year	1,543	1,526	1,935
Cash and cash equivalents at end of year	$1,594	$1,543	$1,526

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2022, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Who are this year's nominees?,” “—What criteria were considered by the NCG Committee in selecting the nominees?,” “—What skills and characteristics are currently represented on the Board?,” and “—How often are the members elected?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information regarding Regions’ executive officers is at the end of Item I of this Annual Report on Form 10-K.
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
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available Under Equity Compensation Plans (Excluding Securities in First Column)
Equity Compensation Plans Approved by Stockholders	—	$—	27,767,251	(b)
Equity Compensation Plans Not Approved by Stockholders	—	$—	—
Total	—	$—	27,767,251
_____
(a)Does not include outstanding restricted stock units of 10,163,763.
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

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2022 and 2021;
Consolidated Statements of Income—Years ended December 31, 2022, 2021 and 2020;
Consolidated Statements of Comprehensive Income—Years ended December 31, 2022, 2021 and 2020;
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2022, 2021 and 2020; and
Consolidated Statements of Cash Flows—Years ended December 31, 2022, 2021 and 2020.
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

4.2A
Amendment to Deposit Agreement, dated as of April 29, 2014, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc.

SEC Assigned Exhibit Number	Description of Exhibits
4.3	Form of depositary receipt representing the Series B Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-K Current Report filed by registrant on April 29, 2014.

4.4	Form of certificate representing the Series B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Form 8-A filed by registrant on April 28, 2014.

4.5
Deposit Agreement, dated as of April 30, 2019, by and among Regions Financial Corporation, Computershare, Inc., and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-A filed by registrant on April 29, 2019.

4.5A
Amendment to Deposit Agreement, dated as of April 30, 2019, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A.,and Broadridge Corporate Issuer Solutions, Inc.

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

4.7A
Amendment to Deposit Agreement, dated as of June 5, 2020, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc.

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

4.9A
Amendment to Deposit Agreement, dated as of May 4, 2021, effective as of October 21, 2022, by and among Regions Financial Corporation, Computershare, Inc., Computershare Trust Company, N.A., and Broadridge Corporate Issuer Solutions, Inc.

4.10	Form of depositary receipt representing the Series E Depositary Shares, incorporated by reference to Exhibit A to Exhibit 4.1 to the Form 8-A filed by registrant on May 3, 2021.

4.11	Description of Registered Securities.

10.1*	Regions Financial Corporation Director Compensation Program, effective April 20, 2022, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 6, 2022.

10.2*	Regions Financial Corporation Directors’ Deferred Restricted Stock Unit Plan, incorporated by reference to Exhibit 10.26 to Form 10-K Annual Report filed by registrant on February 22, 2019.

SEC Assigned Exhibit Number	Description of Exhibits
10.3*
Regions Financial Corporation Directors’ Deferred Investment Plan (As Amended and Restated as of January 1, 2021), incorporated by reference to Exhibit 4.7 to Form S-8 Registration Statement filed by registrant on December 30, 2020.

10.4*
Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.5*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.6*	Form of Change-in-Control Agreement with executive officer John M. Turner, Jr., incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.7*	Form of Change-in-Control Agreement with executive officer Kate R. Danella, incorporated by reference to Exhibit 10.37 to Form 10-K Annual Report filed by registrant on February 22, 2019.

10.8*	Form of Change-in-Control Agreement with executive officer C. Matthew Lusco, incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.9*
Form of Change-in-Control Agreement with executive officers David R. Keenan, Scott M. Peters, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.10*	Form of Change-in-Control Agreement with executive officer William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.11*
Form of Amendment to Change-in-Control Agreement with executive officers David J. Turner, Jr., David R. Keenan, Scott M. Peters, Ronald G. Smith, and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.12*	Offer Letter with executive officer C. Dandridge Massey dated May 2, 2022.

10.13*	Repayment Agreement with executive officer C. Dandridge Massey dated May 2, 2022.

10.14*
Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated March 10, 2015, for the Regions Annual Meeting of Stockholders held April 23, 2015.

10.15*	Amendment Number One to the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 5, 2017.

10.16*
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

10.18*
2020 Form of Notice and Form of Restricted Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.19*
Form of Associate Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.20*
2019 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

10.21*
2020 Form of Notice and Form of Performance Stock Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.22*
Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.23*
2019 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 7, 2019.

10.24*
2020 Form of Notice and Form of Performance Unit Award Agreement under Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.25*
Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on August 6, 2021.

10.26*	Restricted Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan with executive officer C. Dandridge Massey dated July 1, 2022.

10.27*	Regions Financial Corporation Executive Incentive Plan (Effective January 1, 2021), incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on February 24, 2021.

10.28*	Regions Financial Corporation Executive Incentive Plan (Amended and Restated Effective January 1, 2023).

10.29*
Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on August 5, 2020.

10.30*
Amendment One to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 4, 2021.

10.31*
Amendment Two to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020), incorporated by reference to Exhibit 10.34 to Form 10-K Annual Report filed by registrant on February 24, 2022.

SEC Assigned Exhibit Number	Description of Exhibits

10.32*
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.42 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.33*
Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2020.

10.34*
Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed by registrant on October 19, 2021.

10.35*
Amendment Number Three to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2020, incorporated by reference to Exhibit 10.38 to Form 10-K Annual Report filed by registrant on February 24, 2022.

10.36*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

10.37*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.38*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.39*	Amendment Number Three to the AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 5, 2014.

10.40*
Regions Financial Corporation Executive Severance Plan (Amended and Restated effective January 1, 2020), incorporated by reference to Exhibit 10.32 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.41*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on June 19, 2018.

10.42*
Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2019, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 21, 2020.

10.43*	Regions Financial Corporation Use of Corporate Aircraft Policy, amended and restated December 2022.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Power of Attorney.

SEC Assigned Exhibit Number	Description of Exhibits
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Regions' Form 10-K Report for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page of Regions' Form 10-K Report for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

DATE:	February 24, 2023		Regions Financial Corporation

		By:	/S/ JOHN M. TURNER, JR.
John M. Turner, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ JOHN M. TURNER, JR.	President and Chief Executive Officer, and Director (principal executive officer)	February 24, 2023
John M. Turner, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2023
David J. Turner, Jr.

/S/ Karin K. Allen	Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)	February 24, 2023
Karin K. Allen

*	Director	February 24, 2023
Mark A. Crosswhite

*	Director	February 24, 2023
Noopur Davis

*	Director	February 24, 2023
Samuel A. Di Piazza, Jr.

*	Director	February 24, 2023
Zhanna Golodryga

*	Director	February 24, 2023
J. Thomas Hill

*	Director	February 24, 2023
John D. Johns

*	Director	February 24, 2023
Joia M. Johnson

*	Director	February 24, 2023
Ruth Ann Marshall

*	Director	February 24, 2023
Charles D. McCrary

*	Director	February 24, 2023
James T. Prokopanko

*	Director	February 24, 2023
Lee J. Styslinger III

*	Director	February 24, 2023
José S. Suquet

*	Director	February 24, 2023
Timothy Vines

* Tara A. Plimpton, by signing her name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ Tara A. Plimpton
Tara A. Plimpton
Attorney in Fact