Form 10-Q
period 2023-03-31
REGIONS FINANCIAL CORP
filed 2023-05-05
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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
As of May 3, 2023 there were 938,311,394 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
BTFP - Bank Term Funding Program.
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
CPR - Constant (or Conditional) prepayment rate.
Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DPD - Days past due.
DUS - Fannie Mae Delegated Underwriting & Servicing.
EnerBank - EnerBank USA, a consumer lending institution acquired October 1, 2021.
EVE - Economic Value of Equity.
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
GSE - Government Sponsored Enterprise.
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
REITs - Real estate investment trust.
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

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Annual Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf to analysts, investors, the media and others, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.
The terms “Regions,” the “Company,” “we,” “us” and “our” as used herein mean collectively Regions Financial Corporation, a Delaware corporation, together with its subsidiaries when or where appropriate.The words “future,” “anticipates,” “assumes,” “intends,” “plans,” “seeks,” “believes,” “predicts,” “potential,” “objectives,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “would,” “will,” “may,” “might,” “could,” “should,” “can,” and similar terms and expressions often signify forward-looking statements. Forward-looking statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s current expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Therefore, we caution you against relying on any of these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described below:
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
•Possible acceleration of prepayments on mortgage-backed securities due to declining interest rates, and the related acceleration of premium amortization on those securities.
•Loss of customer checking and savings account deposits as customers pursue other, higher-yield investments, which could increase our funding costs.
•Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits, which could adversely affect our net income.
•Rising interest rates could negatively impact the value of our portfolio of investment securities.
•The loss of value of our investment portfolio could negatively impact market perceptions of us.
•The effects of social media on market perceptions of us and banks generally.

•Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital.
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
•Changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, such as special FDIC assessments, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, including as a result of the changes in U.S. presidential administration, control of the U.S. Congress, and changes in personnel at the bank regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.
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
See also the reports filed with the SEC, including the discussion under the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2022 and as filed with the SEC and available on its website at www.sec.gov.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(In millions, except share data)
Assets
Cash and due from banks	$2,395	$1,997
Interest-bearing deposits in other banks	6,438	9,230
Debt securities held to maturity (estimated fair value of $749 and $751, respectively)	790	801
Debt securities available for sale (amortized cost of $31,214 and $31,367, respectively)	28,230	27,933
Loans held for sale (includes $242 and $196 measured at fair value, respectively)	564	354
Loans, net of unearned income	98,057	97,009
Allowance for loan losses	(1,472)	(1,464)
Net loans	96,585	95,545
Other earning assets	1,335	1,308
Premises and equipment, net	1,705	1,718
Interest receivable	538	511
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	790	812
Other identifiable intangible assets, net	238	249
Other assets	8,794	9,029
Total assets	$154,135	$155,220
Liabilities and Equity
Deposits:
Non-interest-bearing	$49,647	$51,348
Interest-bearing	78,813	80,395
Total deposits	128,460	131,743
Borrowed funds:
Short-term borrowings	2,000	—
Long-term borrowings	2,307	2,284
Total borrowed funds	4,307	2,284
Other liabilities	4,466	5,242
Total liabilities	137,233	139,269
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—975,619,875 and 975,524,168 shares, respectively	10	10
Additional paid-in capital	11,996	11,988
Retained earnings	7,433	7,004
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(2,844)	(3,343)
Total shareholders’ equity	16,883	15,947
Noncontrolling interest	19	4
Total equity	16,902	15,951
Total liabilities and equity	$154,135	$155,220

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2023	2022
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,360	$876
Debt securities	187	138
Loans held for sale	7	9
Other earning assets	87	29
Total interest income	1,641	1,052
Interest expense on:
Deposits	179	13
Short-term borrowings	5	—
Long-term borrowings	40	24
Total interest expense	224	37
Net interest income	1,417	1,015
Provision for (benefit from) credit losses	135	(36)
Net interest income after provision for (benefit from) credit losses	1,282	1,051
Non-interest income:
Service charges on deposit accounts	155	168
Card and ATM fees	121	124
Investment management and trust fee income	76	75
Capital markets income	42	73
Mortgage income	24	48
Securities gains (losses), net	(2)	—
Other	118	96
Total non-interest income	534	584
Non-interest expense:
Salaries and employee benefits	616	546
Equipment and software expense	102	95
Net occupancy expense	73	75
Other	236	217
Total non-interest expense	1,027	933
Income before income taxes	789	702
Income tax expense	177	154
Net income	$612	$548
Net income available to common shareholders	$588	$524
Weighted-average number of shares outstanding:
Basic	935	938
Diluted	942	947
Earnings per common share:
Basic	$0.63	$0.56
Diluted	0.62	0.55

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
	2023	2022
	(In millions)
Net income	$612	$548
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	—	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	—	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $114 and ($381) tax effect, respectively)	333	(1,117)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	(2)	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	335	(1,117)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $50 and ($106) tax effect, respectively)	148	(311)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of $(4) and $28 tax effect, respectively)	(11)	82
Net change in unrealized gains (losses) on derivative instruments, net of tax	159	(393)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($2) and ($2) tax effect, respectively)	(5)	(6)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	6
Other comprehensive income (loss), net of tax	499	(1,503)
Comprehensive income (loss)	$1,111	$(955)
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2022	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326	$—
Net income	—	—	—	—	—	548	—	—	548	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,503)	(1,503)	—
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(9)	—	(215)	—	—	—	(215)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
BALANCE AT MARCH 31, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982	$—

BALANCE AT JANUARY 1, 2023	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	612	—	—	612	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	499	499	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	15
BALANCE AT MARCH 31, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2023	2022
	(In millions)
Operating activities:
Net income	$612	$548
Adjustments to reconcile net income to net cash from operating activities:
Provision for (benefit from) credit losses	135	(36)
Depreciation, amortization and accretion, net	63	105
Securities (gains) losses, net	2	—
Deferred income tax expense (benefit)	43	73
Originations and purchases of loans held for sale	(826)	(1,292)
Proceeds from sales of loans held for sale	622	1,564
(Gain) loss on sale of loans, net	(8)	(20)
Net change in operating assets and liabilities:
Other earning assets	(27)	(319)
Interest receivable and other assets	297	(163)
Other liabilities	(742)	132
Other	25	(8)
Net cash from operating activities	196	584
Investing activities:
Proceeds from maturities of debt securities held to maturity	11	35
Proceeds from sales of debt securities available for sale	28	1,085
Proceeds from maturities of debt securities available for sale	729	1,283
Purchases of debt securities available for sale	(662)	(4,359)
Net (payments for) proceeds from bank-owned life insurance	2	—
Proceeds from sales of loans	43	366
Purchases of loans	(66)	(267)
Net change in loans	(1,130)	(1,641)
Purchases of mortgage servicing rights	(18)	(69)
Net purchases of other assets	(33)	(32)
Net cash from investing activities	(1,096)	(3,599)
Financing activities:
Net change in deposits	(3,283)	1,950
Net change in short-term borrowings	2,000	—
Cash dividends on common stock	(187)	(161)
Cash dividends on preferred stock	(24)	(24)
Repurchases of common stock	—	(215)
Taxes paid related to net share settlement of equity awards	—	(1)
Other	—	—
Net cash from financing activities	(1,494)	1,549
Net change in cash and cash equivalents	(2,394)	(1,466)
Cash and cash equivalents at beginning of year	11,227	29,411
Cash and cash equivalents at end of year	$8,833	$27,945
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income (loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Annual Report on Form 10-K for the year ended December 31, 2022. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
During 2023, the Company adopted new accounting guidance. See below and Note 12 for related disclosures.
MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
On January 1, 2023, the Company adopted new accounting guidance that eliminated the recognition and measurement guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty, also referred to as modifications to troubled borrowers. The guidance also requires disclosure of current-period gross write-offs by year of origination. Regions applied the guidance prospectively, except Regions used the modified-retrospective transition method related to the recognition and measurement of TDRs. The cumulative effect of the modified-retrospective application was a decrease in the allowance of $38 million and an increase to retained earnings of $28 million, net of taxes. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding TDRs and the related allowance for credit loss accounting prior to the adoption of modifications to troubled borrowers guidance.
Modifications to troubled borrowers
Modifications to troubled borrowers are loans where the borrower is experiencing financial difficulty at the time of modification and are undertaken in order to improve the likelihood of repayment. Modification types classified as modifications to troubled borrowers include interest rate reductions, other than insignificant term extensions, other than insignificant payment deferrals, principal forgiveness, or any combination of these. Further details are as follows:
•Interest rate reduction modifications include instances where the absolute interest rate is reduced as part of the modification. In instances where the rate index changes for variable-rate loans, Regions evaluates whether or not the absolute interest rate decreases from the original rate to the updated rate.
•Term extensions are maturity extensions, many of which occur through renewals or restructurings.
•Payment deferrals include modifications wherein the contractual payment term is extended. Examples of payment deferral modifications include, but are not limited to, re-agings, payment delays or holidays, lengthening of amortization terms, allowing for an interest-only payment period, and capitalizing interest payments in loan restructurings.
•Regions rarely grants principal forgiveness modifications.
Modifications to troubled borrowers are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type as discussed in Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2022. As such, modifications to troubled borrowers may include loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on the individual facts and circumstances.
Allowance for credit losses
The allowance is intended to cover expected credit losses over the contractual life of loans measured at amortized cost, including unfunded commitments. Upon the adoption of modifications to troubled borrowers guidance in January 2023, the Company eliminated TDR and reasonable expectations of a TDR ("RETDR") designations and specific measurement rules within the calculation of the allowance credit losses, which resulted in a decrease to the allowance upon application of the modified-retrospective transition method discussed above. See Note 1 "Summary of Significant Accounting Policies" in the

Annual Report on Form 10-K for the year ended December 31, 2022 for previous discussion of allowance measurement methodology for these items.
Modifications identified as modifications to troubled borrowers have no separate or distinct allowance measurement rules under the new guidance. As such, these loans are included in their respective loan pools (if they do not qualify for specific evaluation) and expected losses are determined by the Company's allowance models and qualitative framework.
FAIR VALUE MEASUREMENTS - FAIR VALUE OF FINANCIAL INSTRUMENTS
The method and assumptions used to estimate the fair value of certain financial instruments new to 2023 is discussed below. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding fair value measurements.
Short-term borrowings: The carrying amounts of short-term borrowings reported in the consolidated balance sheets approximate the estimated fair values, and are considered Level 2 measurements as similar instruments are traded in active markets.
NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	March 31, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$279	$—	$(10)	$269	$—	$(16)	$253
Commercial agency	522	—	(1)	521	—	(25)	496
	$801	$—	$(11)	$790	$—	$(41)	$749

Debt securities available for sale:
U.S. Treasury securities	$1,307	$—	$(102)	$1,205			$1,205
Federal agency securities	992	3	(49)	946			946
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,407	3	(2,245)	17,165			17,165
Commercial agency	8,192	2	(537)	7,657			7,657
Commercial non-agency	134	—	(11)	123			123
Corporate and other debt securities	1,180	3	(51)	1,132			1,132
	$31,214	$11	$(2,995)	$28,230			$28,230

	December 31, 2022
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$289	$—	$(10)	$279	$—	$(21)	$258
Commercial agency	523	—	(1)	522	—	(29)	493
	$812	$—	$(11)	$801	$—	$(50)	$751

Debt securities available for sale:
U.S. Treasury securities	$1,310	$—	$(123)	$1,187			$1,187
Federal agency securities	898	—	(62)	836			836
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,477	—	(2,523)	16,954			16,954
Residential non-agency	1	—	—	1			1
Commercial agency	8,262	—	(649)	7,613			7,613
Commercial non-agency	198	—	(12)	186			186
Corporate and other debt securities	1,219	1	(66)	1,154			1,154
	$31,367	$1	$(3,435)	$27,933			$27,933
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $11.9 billion and $8.8 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$279	$253
Commercial agency	522	496
	$801	$749
Debt securities available for sale:
Due in one year or less	$183	$181
Due after one year through five years	2,290	2,172
Due after five years through ten years	843	782
Due after ten years	165	150
Mortgage-backed securities:
Residential agency	19,407	17,165
Commercial agency	8,192	7,657
Commercial non-agency	134	123
	$31,214	$28,230
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at March 31, 2023 and December 31, 2022. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	March 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$253	$(25)	$253	$(25)
Commercial agency	457	(20)	38	(6)	495	(26)
	$457	$(20)	$291	$(31)	$748	$(51)

Debt securities available for sale:
U.S Treasury securities	$250	$(2)	$950	$(100)	$1,200	$(102)
Federal agency securities	51	(1)	650	(48)	701	(49)
Mortgage-backed securities:
Residential agency	2,189	(84)	14,734	(2,161)	16,923	(2,245)
Commercial agency	3,533	(145)	3,608	(392)	7,141	(537)
Commercial non-agency	58	(6)	65	(5)	123	(11)
Corporate and other debt securities	363	(9)	654	(42)	1,017	(51)
	$6,444	$(247)	$20,661	$(2,748)	$27,105	$(2,995)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$251	$(29)	$7	$(1)	$258	$(30)
Commercial agency	469	(26)	24	(4)	493	(30)
	$720	$(55)	$31	$(5)	$751	$(60)

Debt securities available for sale:
U.S. Treasury securities	$276	$(8)	$903	$(115)	$1,179	$(123)
Federal agency securities	766	(50)	53	(12)	819	(62)
Mortgage-backed securities:
Residential agency	9,350	(1,005)	7,578	(1,518)	16,928	(2,523)
Commercial agency	6,110	(400)	1,503	(249)	7,613	(649)
Commercial non-agency	141	(8)	45	(4)	186	(12)
Corporate and other debt securities	736	(36)	354	(30)	1,090	(66)
	$17,379	$(1,507)	$10,436	$(1,928)	$27,815	$(3,435)
The number of individual debt positions in an unrealized loss position in the tables above decreased from 1,806 at December 31, 2022 to 1,763 at March 31, 2023. The decrease in the number of securities and the total amount of unrealized losses from year-end 2022 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three months ended March 31, 2023. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three months ended March 31, 2023 or 2022.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2023	December 31, 2022
	(In millions)
Commercial and industrial	$51,811	$50,905
Commercial real estate mortgage—owner-occupied	4,938	5,103
Commercial real estate construction—owner-occupied	306	298
Total commercial	57,055	56,306
Commercial investor real estate mortgage	6,392	6,393
Commercial investor real estate construction	2,040	1,986
Total investor real estate	8,432	8,379
Residential first mortgage	19,172	18,810
Home equity lines	3,397	3,510
Home equity loans	2,446	2,489
Consumer credit card	1,219	1,248
Other consumer—exit portfolio	488	570
Other consumer	5,848	5,697
Total consumer	32,570	32,324
Total loans, net of unearned income	$98,057	$97,009

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on a quarterly basis. Refer to Note 1 "Basis of Presentation" in the Annual Report on Form 10-K for the year ended December 31, 2022, for a description of the methodology prior to the adoption of modifications to troubled borrowers accounting on January 1, 2023.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended March 31, 2023, and 2022.

	Three Months Ended March 31, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative change in accounting guidance(1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	662	118	646	1,426

Provision for (benefit from) loan losses	70	8	51	129
Loan losses:
Charge-offs	(49)	—	(56)	(105)
Recoveries	10	—	12	22
Net loan (losses) recoveries	(39)	—	(44)	(83)
Allowance for loan losses, March 31, 2023	693	126	653	1,472
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	5	6	(5)	6
Reserve for unfunded credit commitments, March 31, 2023	77	27	20	124
Allowance for credit losses, March 31, 2023	$770	$153	$673	$1,596
_____
(1) See Note 1 for additional information.

	Three Months Ended March 31, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for (benefit from) loan losses	(49)	(4)	36	(17)
Loan losses:
Charge-offs	(26)	—	(51)	(77)
Recoveries	13	—	18	31
Net loan (losses) recoveries	(13)	—	(33)	(46)
Allowance for loan losses, March 31, 2022	620	75	721	1,416
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit losses	(6)	—	(13)	(19)
Reserve for unfunded credit commitments, March 31, 2022	52	8	16	76
Allowance for credit losses, March 31, 2022	$672	$83	$737	$1,492

PORTFOLIO SEGMENT RISK FACTORS
Regions' portfolio segments are commercial, investor real estate, and consumer. Classes within each segment present unique credit risks. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding Regions' portfolio segments and related classes, as well as the risks specific to each.
CREDIT QUALITY INDICATORS
The commercial and investor real estate portfolio segments' primary credit quality indicator is internal risk ratings which are detailed by categories related to underlying credit quality and probability of default. Regions assigns these risk ratings at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. Regions' ratings are aligned to federal banking regulators' definitions and are utilized to develop the associated allowance. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding commercial risk ratings.
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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of March 31, 2023 and December 31, 2022. Gross charge-offs are also presented by vintage year for the three months ended March 31, 2023 as a result of the prospective adoption of new accounting guidance. See Note 1 and Note 12 for additional information. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding Regions' credit quality indicators.

	March 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass	$2,594	$11,308	$6,487	$2,975	$2,014	$3,937	$19,852	$—	$344	$49,511
Special Mention	6	153	96	61	16	10	375	—	—	717
Substandard Accrual	229	179	93	44	77	33	543	—	—	1,198
Non-accrual	14	115	44	10	8	34	160	—	—	385
Total commercial and industrial	$2,843	$11,755	$6,720	$3,090	$2,115	$4,014	$20,930	$—	$344	$51,811
Gross charge-offs	$—	$13	$21	$3	$5	$5	$2	$—	$—	$49

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$188	$969	$1,090	$831	$453	$1,064	$88	$—	$(4)	$4,679
Special Mention	3	11	43	12	34	17	2	—	—	122
Substandard Accrual	4	15	18	46	6	12	2	—	—	103
Non-accrual	1	3	8	7	1	14	—	—	—	34
Total commercial real estate mortgage—owner-occupied:	$196	$998	$1,159	$896	$494	$1,107	$92	$—	$(4)	$4,938
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$7	$127	$63	$23	$14	$47	$10	$—	$—	$291
Special Mention	—	2	—	—	—	2	—	—	—	4
Substandard Accrual	—	2	—	2	—	1	—	—	—	5
Non-accrual	—	1	—	1	—	4	—	—	—	6
Total commercial real estate construction—owner-occupied:	$7	$132	$63	$26	$14	$54	$10	$—	$—	$306
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial	$3,046	$12,885	$7,942	$4,012	$2,623	$5,175	$21,032	$—	$340	$57,055
Gross commercial charge-offs	$—	$13	$21	$3	$5	$5	$2	$—	$—	$49

Commercial investor real estate mortgage:
Risk Rating:
Pass	$313	$2,029	$1,229	$680	$418	$255	$479	$—	$(6)	$5,397
Special Mention	35	278	125	19	61	25	34	—	—	577
Substandard Accrual	38	107	—	56	81	69	—	—	—	351
Non-accrual	50	—	—	—	17	—	—	—	—	67
Total commercial investor real estate mortgage	$436	$2,414	$1,354	$755	$577	$349	$513	$—	$(6)	$6,392
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor real estate construction:
Risk Rating:
Pass	$50	$557	$444	$96	$51	$1	$700	$—	$(15)	$1,884
Special Mention	—	80	55	—	—	—	1	—	—	136
Substandard Accrual	—	2	—	18	—	—	—	—	—	20
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$50	$639	$499	$114	$51	$1	$701	$—	$(15)	$2,040
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total investor real estate	$486	$3,053	$1,853	$869	$628	$350	$1,214	$—	$(21)	$8,432
Gross investor real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Residential first mortgage:
FICO scores
Above 720	$398	$2,625	$4,482	$4,693	$878	$2,671	$—	$—	$—	$15,747
681-720	62	308	391	285	77	319	—	—	—	1,442
620-680	29	178	184	119	53	308	—	—	—	871
Below 620	1	52	95	81	52	410	—	—	—	691
Data not available	4	28	55	48	14	102	3	—	167	421
Total residential first mortgage	$494	$3,191	$5,207	$5,226	$1,074	$3,810	$3	$—	$167	$19,172
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$2,486	$47	$—	$2,533
681-720	—	—	—	—	—	—	373	11	—	384
620-680	—	—	—	—	—	—	215	9	—	224
Below 620	—	—	—	—	—	—	99	9	—	108
Data not available	—	—	—	—	—	—	112	5	31	148
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,285	$81	$31	$3,397
Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$—	$—	$1

Home equity loans
FICO scores
Above 720	$41	$425	$445	$236	$110	$640	$—	$—	$—	$1,897
681-720	9	72	60	27	17	78	—	—	—	263
620-680	4	28	28	11	11	61	—	—	—	143
Below 620	—	6	9	4	6	45	—	—	—	70
Data not available	20	1	4	3	3	26	—	—	16	73
Total home equity loans	$74	$532	$546	$281	$147	$850	$—	$—	$16	$2,446
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$675	$—	$—	$675
681-720	—	—	—	—	—	—	240	—	—	240
620-680	—	—	—	—	—	—	204	—	—	204
Below 620	—	—	—	—	—	—	87	—	—	87
Data not available	—	—	—	—	—	—	13	—	—	13
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,219	$—	$—	$1,219
Gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$—	$—	$12

Other consumer—exit portfolios:
FICO scores
Above 720	$—	$—	$—	$—	$91	$224	$—	$—	$—	$315
681-720	—	—	—	—	27	53	—	—	—	80
620-680	—	—	—	—	16	40	—	—	—	56
Below 620	—	—	—	—	7	23	—	—	—	30
Data not available	—	—	—	—	1	5	—	—	1	7
Total Other consumer- exit portfolios	$—	$—	$—	$—	$142	$345	$—	$—	$1	$488
Gross charge-offs	$—	$—	$—	$—	$2	$3	$—	$—	$—	$5

	March 31, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Other consumer(2):
FICO scores
Above 720	$403	$1,842	$610	$349	$196	$160	$112	$—	$—	$3,672
681-720	42	515	184	98	45	39	65	—	—	988
620-680	20	387	144	68	31	29	56	—	—	735
Below 620	5	132	72	37	19	19	24	—	—	308
Data not available	76	25	6	5	126	74	2	—	(169)	145
Total other consumer	$546	$2,901	$1,016	$557	$417	$321	$259	$—	$(169)	$5,848
Gross charge-offs	$4	$17	$8	$4	$2	$3	$—	$—	$—	$38

Total consumer loans	$1,114	$6,624	$6,769	$6,064	$1,780	$5,326	$4,766	$81	$46	$32,570
Gross consumer charge-offs	$4	$17	$8	$4	$4	$6	$13	$—	$—	$56

Total Loans	$4,646	$22,562	$16,564	$10,945	$5,031	$10,851	$27,012	$81	$365	$98,057
Total Gross charge-offs	$4	$30	$29	$7	$9	$11	$15	$—	$—	$105

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk Rating:
Pass	$11,948	$7,167	$3,277	$2,297	$1,026	$3,283	$19,599	$—	$313	$48,910
Special Mention	85	120	70	30	32	1	282	—	—	620
Substandard Accrual	248	114	39	57	53	17	500	—	—	1,028
Non-accrual	95	55	11	9	36	6	135	—	—	347
Total commercial and industrial	$12,376	$7,456	$3,397	$2,393	$1,147	$3,307	$20,516	$—	$313	$50,905

Commercial real estate mortgage—owner-occupied:
Risk Rating:
Pass	$1,058	$1,175	$929	$479	$519	$626	$89	$—	$(5)	$4,870
Special Mention	7	32	17	10	15	12	2	—	—	95
Substandard Accrual	10	16	36	35	5	6	1	—	—	109
Non-accrual	1	2	9	1	5	11	—	—	—	29
Total commercial real estate mortgage—owner-occupied:	$1,076	$1,225	$991	$525	$544	$655	$92	$—	$(5)	$5,103

Commercial real estate construction—owner-occupied:
Risk Rating:
Pass	$115	$79	$22	$15	$15	$38	$1	$—	$—	$285
Special Mention	—	—	—	—	2	—	—	—	—	2
Substandard Accrual	2	—	2	—	—	1	—	—	—	5
Non-accrual	—	—	1	1	—	4	—	—	—	6
Total commercial real estate construction—owner-occupied:	$117	$79	$25	$16	$17	$43	$1	$—	$—	$298
Total commercial	$13,569	$8,760	$4,413	$2,934	$1,708	$4,005	$20,609	$—	$308	$56,306

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial investor real estate mortgage:
Risk Rating:
Pass	$2,332	$1,321	$634	$466	$257	$94	$490	$—	$(7)	$5,587
Special Mention	229	75	—	18	—	3	38	—	—	363
Substandard Accrual	107		74	138	68	3	—	—	—	390
Non-accrual	52	—	—	—	—	1	—	—	—	53
Total commercial investor real estate mortgage	$2,720	$1,396	$708	$622	$325	$101	$528	$—	$(7)	$6,393

Commercial investor real estate construction:
Risk Rating:
Pass	$458	$402	$205	$112	$—	$1	$722	$—	$(16)	$1,884
Special Mention	25	52	—	—	—	—	5	—	—	82
Substandard Accrual	3	—	17	—	—	—	—	—	—	20
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$486	$454	$222	$112	$—	$1	$727	$—	$(16)	$1,986
Total investor real estate	$3,206	$1,850	$930	$734	$325	$102	$1,255	$—	$(23)	$8,379

Residential first mortgage:
FICO scores
Above 720	$2,485	$4,455	$4,765	$899	$327	$2,445	$—	$—	$—	$15,376
681-720	337	412	313	83	42	300	—	—	—	1,487
620-680	168	183	129	53	34	295	—	—	—	862
Below 620	42	92	77	52	40	379	—	—	—	682
Data not available	27	45	47	13	4	98	2	—	167	403
Total residential first mortgage	$3,059	$5,187	$5,331	$1,100	$447	$3,517	$2	$—	$167	$18,810

Home equity lines:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$2,620	$47	$—	$2,667
681-720	—	—	—	—	—	—	369	12	—	381
620-680	—	—	—	—	—	—	212	11	—	223
Below 620	—	—	—	—	—	—	99	8	—	107
Data not available	—	—	—	—	—	—	97	4	31	132
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,397	$82	$31	$3,510

Home equity loans
FICO scores
Above 720	$436	$466	$250	$117	$106	$582	$—	$—	$—	$1,957
681-720	75	62	26	17	14	67	—	—	—	261
620-680	29	28	11	12	9	58	—	—	—	147
Below 620	4	8	4	5	7	38	—	—	—	66
Data not available	4	3	3	3	4	24	—	—	17	58
Total home equity loans	$548	$567	$294	$154	$140	$769	$—	$—	$17	$2,489

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Consumer credit card:
FICO scores
Above 720	$—	$—	$—	$—	$—	$—	$719	$—	$—	$719
681-720	—	—	—	—	—	—	246	—	—	246
620-680	—	—	—	—	—	—	204	—	—	204
Below 620	—	—	—	—	—	—	86	—	—	86
Data not available	—	—	—	—	—	—	9	—	(16)	(7)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,264	$—	$(16)	$1,248

Other consumer- exit portfolios:
FICO scores
Above 720	$—	$—	$—	$102	$172	$96	$—	$—	$—	$370
681-720	—	—	—	30	40	23	—	—	—	93
620-680	—	—	—	17	30	17	—	—	—	64
Below 620	—	—	—	7	17	10	—	—	—	34
Data not available	—	—	—	1	3	3	—	—	2	9
Total other consumer- exit portfolios	$—	$—	$—	$157	$262	$149	$—	$—	$2	$570

Other consumer(2):
FICO scores
Above 720	$2,072	$674	$382	$215	$99	$80	$119	$—	$—	$3,641
681-720	493	200	106	50	23	20	66	—	—	958
620-680	348	153	73	34	19	15	55	—	—	697
Below 620	102	69	38	20	12	8	23	—	—	272
Data not available	61	6	5	130	73	5	2	—	(153)	129
Total other consumer	$3,076	$1,102	$604	$449	$226	$128	$265	$—	$(153)	$5,697
Total consumer loans	$6,683	$6,856	$6,229	$1,860	$1,075	$4,563	$4,928	$82	$48	$32,324
Total Loans	$23,458	$17,466	$11,572	$5,528	$3,108	$8,670	$26,792	$82	$333	$97,009
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Other consumer class includes overdrafts and related gross charge-offs. Overdrafts are included in the current vintage year and the majority of overdraft gross charge-offs for the three months ended March 31, 2023 are also included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of March 31, 2023 and December 31, 2022. Loans on non-accrual status with no related allowance totaled $205 million comprised of commercial and investor real estate loans at March 31, 2023. Loans on non-accrual status with no related allowance totaled $151 million comprised of commercial loans at December 31, 2022. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	March 31, 2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$33	$14	$23	$70	$51,426	$385	$51,811
Commercial real estate mortgage—owner-occupied	5	2	—	7	4,904	34	4,938
Commercial real estate construction—owner-occupied	—	—	—	—	300	6	306
Total commercial	38	16	23	77	56,630	425	57,055
Commercial investor real estate mortgage	1	—	—	1	6,325	67	6,392
Commercial investor real estate construction	—	—	—	—	2,040	—	2,040
Total investor real estate	1	—	—	1	8,365	67	8,432
Residential first mortgage	74	37	77	188	19,146	26	19,172
Home equity lines	18	10	17	45	3,367	30	3,397
Home equity loans	7	3	8	18	2,440	6	2,446
Consumer credit card	9	6	15	30	1,219	—	1,219
Other consumer—exit portfolios	5	2	1	8	488	—	488
Other consumer	48	21	17	86	5,848	—	5,848
Total consumer	161	79	135	375	32,508	62	32,570
	$200	$95	$158	$453	$97,503	$554	$98,057

	December 31, 2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$36	$20	$30	$86	$50,558	$347	$50,905
Commercial real estate mortgage—owner-occupied	7	2	1	10	5,074	29	5,103
Commercial real estate construction—owner-occupied	—	—	—	—	292	6	298
Total commercial	43	22	31	96	55,924	382	56,306
Commercial investor real estate mortgage	—	—	40	40	6,340	53	6,393
Commercial investor real estate construction	—	—	—	—	1,986	—	1,986
Total investor real estate	—	—	40	40	8,326	53	8,379
Residential first mortgage	87	45	81	213	18,779	31	18,810
Home equity lines	18	12	15	45	3,482	28	3,510
Home equity loans	8	3	8	19	2,483	6	2,489
Consumer credit card	9	7	15	31	1,248	—	1,248
Other consumer—exit portfolios	7	3	1	11	570	—	570
Other consumer	46	21	17	84	5,697	—	5,697
Total consumer	175	91	137	403	32,259	65	32,324
	$218	$113	$208	$539	$96,509	$500	$97,009

MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
Modifications to troubled borrowers are loans where the borrower is experiencing financial difficulty at the time of modification and are undertaken in order to improve the likelihood of repayment. Typical modifications include accommodations such as renewals and forbearances. The majority of Regions' commercial and investor real estate modifications to troubled borrowers are the result of renewals of classified loans wherein there has been an interest rate reduction and/or maturity extension (that is considered other than insignificant). Similarly, Regions works to meet the individual needs of troubled consumer borrowers through its CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modifications may be offered to any borrower experiencing financial hardship regardless of the borrower's payment status. Consumer modifications to troubled borrowers primarily involve an interest rate reduction and/or a payment deferral or maturity extension that is considered other than insignificant. All CAP modifications that involve an interest rate reduction, principal forgiveness, other than insignificant payment deferral or term extension and/or a combination of these are disclosed as modifications to troubled borrowers because the customer documents a financial hardship in order to participate. Refer to Note 1 "Basis of Presentation" for additional information regarding the Company's modifications to troubled borrowers.
For each portfolio segment and class, the following table presents the end of period balance of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification. During the period presented, the Company did not make any modifications of principal forgiveness.

	Three months ended March 31, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$18	0.03%	$164	0.32%	$—	—%	$182	0.35%
Commercial real estate mortgage—owner-occupied	2	0.04%	—	—%	—	—%	2	0.05%
Commercial real estate construction—owner-occupied	1	0.17%	—	—%	—	—%	1	0.17%
Total commercial	21	0.04%	164	0.29%	—	—%	185	0.32%
Residential first mortgage	22	0.12%	—	—%	2	0.01%	24	0.13%
Home equity lines	1	0.02%	—	—%	—	—%	1	0.03%
Home equity loans	1	0.04%	—	—%	1	0.06%	2	0.09%
Total consumer	24	0.07%	—	—%	3	0.01%	27	0.09%
Total	$45	0.05%	$164	0.17%	$3	—%	$212	0.22%
____
(1) Amounts calculated based upon whole dollar values.
The following table presents the financial impact of modifications to troubled borrowers during the period presented by portfolio segment, class of financing receivable, and the type of modification. During the period presented, the Company did not make any modifications of principal forgiveness. The table includes new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

Three Months Ended March 31, 2023
Financial Effect
Term Extension
Commercial and industrial	Increased weighted-average contractual term by 5 months.
Commercial real estate mortgage—owner-occupied	Increased weighted-average contractual term by 6 months.
Commercial real estate construction—owner-occupied	Increased weighted-average contractual term by 5 months.
Residential first mortgage	Increased weighted-average contractual term by approximately 5 years.
Home equity lines	Increased weighted-average contractual term by approximately 20 years.
Home equity loans	Increased weighted-average contractual term by approximately 11 years.

Payment Deferral
Commercial and industrial	Payments were deferred for an average of 2 months. In instances where amortization periods were increased, the amortization period was doubled to maturity.

Combination - Term Extension and Interest Rate Modification
Residential first mortgage	Reduced weighted-average contractual interest rate by 1%. Increased weighted-average contractual term by approximately 7 years.
Home equity loans	Reduced weighted-average contractual interest rate by 2%. Increased weighted-average contractual term by approximately 17 years.

The following table includes aging and non-accrual performance for modifications to troubled borrowers modified in the three month period since the adoption of related accounting guidance by portfolio segment and class.

	March 31, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$169	$—	$—	$13	$182
Commercial real estate mortgage—owner-occupied	2	—	—	—	2
Commercial real estate construction—owner-occupied	—	—	—	1	1
Total commercial	171	—	—	14	185
Residential first mortgage	23	—	—	1	24
Home equity lines	1	—	—	—	1
Home equity loans	2	—	—	—	2
Total consumer	26	—	—	1	27
	$197	$—	$—	$15	$212
Prior to the Company’s adoption of new guidance related to modifications to borrowers experiencing financial difficulty, Regions accounted for loans in which the borrower was experiencing financial difficulty at the modification date and wherein Regions had granted a concession to the borrower as a TDR. Like modifications to troubled borrowers, TDRs were undertaken in order to improve the likelihood of repayment of a loan. However, TDR modifications were different because they may have had a stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fell outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and/or interest. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 3 "Loans and the Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
The following table presents the end of period balance for loans modified in a TDR during the period presented in 2022 by portfolio segment and class, and the financial impact of those modifications. The table includes modifications made to new TDRs, as well as renewals of existing TDRs.

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

The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended March 31
	2023	2022
	(In millions)
Carrying value, beginning of year	$812	$418
Additions	4	19
Purchases (1)	10	75
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(12)	47
Economic amortization associated with borrower repayments (2)	(24)	(17)
Carrying value, end of year	$790	$542
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	March 31
	2023	2022
	(Dollars in millions)
Unpaid principal balance	$54,557	$41,639
Weighted-average CPR (%)	7.7%	9.6%
Estimated impact on fair value of a 10% increase	$(43)	$(48)
Estimated impact on fair value of a 20% increase	$(84)	$(78)
Option-adjusted spread (basis points)	546	445
Estimated impact on fair value of a 10% increase	$(19)	$(10)
Estimated impact on fair value of a 20% increase	$(38)	$(21)
Weighted-average coupon interest rate	3.6%	3.5%
Weighted-average remaining maturity (months)	306	299
Weighted-average servicing fee (basis points)	27.1	27.4
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $38 million and $27 million for the three months ended March 31, 2023 and 2022, respectively.
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

COMMERCIAL MORTGAGE BANKING ACTIVITIES
Regions is an approved DUS lender. The DUS program provides liquidity to the multi-family housing market. In connection with the DUS program, Regions services commercial mortgage loans, retains commercial MSRs and intangible assets associated with the DUS license, and assumes a loss share guarantee associated with the loans. Regions' related DUS commercial MSRs are recorded in other assets at the lower of cost or estimated fair value and are amortized in proportion to, and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. See Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information. Also see Note 11 for additional information related to the guarantee.
Regions' DUS portfolio totaled $79 million and $81 million at March 31, 2023 and December 31, 2022, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS commercial MSRs was approximately $94 million at March 31, 2023 and $96 million at December 31, 2022.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $5 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.
NOTE 5. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										March 31, 2023	December 31, 2022
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	$1,000	$25	1/40th	500,000	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
					$1,750				1,403,500	$1,659	$1,659
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
The Board of Directors declared a total of $24 million in cash dividends on all series of preferred stock during both the first three months of 2023 and 2022.
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
COMMON STOCK
Regions' 2022 stress testing results from the FRB reflected that the Company exceeded all minimum capital levels and the SCB will be floored at 2.5 percent for the fourth quarter of 2022 through the third quarter of 2023.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of March 31, 2023, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.

Regions declared $0.20 per share in cash dividends for the first quarter 2023 as compared to $0.17 per common share for the first quarter 2022.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three months ended March 31, 2023 and 2022 :

	Three Months Ended March 31, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	—	—	—
Ending balance	$(11)	$2	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	447	(114)	333
Reclassification adjustments for securities (gains) losses realized in net income (3)	2	—	2
Change in AOCI from securities available for sale activity in the period	449	(114)	335
Ending balance	$(2,984)	$758	$(2,226)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	198	(50)	148
Reclassification adjustments for (gains) losses realized in net income (2)	15	(4)	11
Change in AOCI from derivative activity in the period	213	(54)	159
Ending balance	$(255)	$65	$(190)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	7	(2)	5
Ending balance	$(562)	$143	$(419)

Total other comprehensive income (loss)	669	(170)	499
Total accumulated other comprehensive income (loss), end of period	$(3,812)	$968	$(2,844)

	Three Months Ended March 31, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	1	—	1
Ending balance	$(13)	$3	$(10)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(1,498)	381	(1,117)
Ending balance	$(1,280)	$326	$(954)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized gains (losses) on derivatives arising during the period	(417)	106	(311)
Reclassification adjustments for (gains) losses realized in net income (2)	(110)	28	(82)
Change in AOCI from derivative activity in the period	(527)	134	(393)
Ending balance	$303	$(75)	$228
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	8	(2)	6
Ending balance	$(639)	$161	$(478)

Total other comprehensive income (loss)	(2,016)	513	(1,503)
Total accumulated other comprehensive income (loss), end of period	$(1,629)	$415	$(1,214)

____
(1)The impact of all AOCI activity is shown net of the related tax impact, calculated using an effective tax rate of approximately 25 percent.
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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2023	2022
	(In millions, except per share data)
Numerator:
Net income	$612	$548
Preferred stock dividends and other	(24)	(24)
Net income available to common shareholders	$588	$524
Denominator:
Weighted-average common shares outstanding—basic	$935	$938
Potential common shares	7	9
Weighted-average common shares outstanding—diluted	$942	$947
Earnings per common share:
Basic	$0.63	$0.56
Diluted	0.62	0.55

The effects from the assumed exercise of 3 million in restricted stock units and awards and performance stock units for both the three months ended March 31, 2023 and March 31, 2022 were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions' defined benefit pension plans cover certain employees as the pension plans are closed to new entrants. The Company also sponsors a SERP, which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost (benefit) included the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended March 31
	2023	2022	2023	2022	2023	2022
	(In millions)
Service cost	$5	$9	$—	$—	$5	$9
Interest cost	21	14	2	1	23	15
Expected return on plan assets	(30)	(35)	—	—	(30)	(35)
Amortization of actuarial loss	6	6	1	2	7	8
Net periodic pension (benefit) cost	$2	$(6)	$3	$3	$5	$(3)
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the three months ended March 31, 2023.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2023 or 2022.
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31:

	March 31, 2023			December 31, 2022
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$1,423	$—	$136	$1,423	$1	$158
Derivatives in cash flow hedging relationships:
Interest rate swaps	27,800	75	473	30,600	19	668
Interest rate options	1,500	23	19	—	—	—
Total derivatives in cash flow hedging relationships	29,300	98	492	30,600	19	668
Total derivatives designated as hedging instruments	$30,723	$98	$628	$32,023	$20	$826
Derivatives not designated as hedging instruments:
Interest rate swaps	$102,385	$1,961	$1,960	$94,220	$2,315	$2,335
Interest rate options	11,417	83	68	12,506	94	85
Interest rate futures and forward commitments	912	7	6	985	8	5
Other contracts	11,839	197	190	12,173	172	127
Total derivatives not designated as hedging instruments	$126,553	$2,248	$2,224	$119,884	$2,589	$2,552
Total derivatives	$157,276	$2,346	$2,852	$151,907	$2,609	$3,378

Total gross derivative instruments, before netting		$2,346	$2,852		$2,609	$3,378
Less: Netting adjustments (2)		2,249	1,646		2,504	1,925
Total gross derivative instruments, after netting		$97	$1,206		$105	$1,453
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

HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2022, for additional information regarding accounting policies for derivatives.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR or SOFR interest rate swaps and interest rate floors. As of March 31, 2023, Regions is hedging its exposure to the variability in future cash flows into 2029.
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through 2026.

	Three Months Ended March 31
	2023	2022
	(In millions)
Unrealized gains on terminated hedges included in AOCI - beginning of period	$164	$700
Unrealized gains (losses) on terminated hedges arising during the period	(19)	—
Reclassification adjustments for amortization of unrealized (gains) on terminated hedges into net income	(20)	(76)
Unrealized gains on terminated hedges included in AOCI - end of period	$125	$624
Regions expects to reclassify into earnings approximately $215 million in pre-tax expenses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $33 million in pre-tax net gains related to the amortization of terminated cash flow hedges.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended March 31, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$187	$1,360	$(40)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(14)
Recognized on derivatives	—	—	23
Recognized on hedged items	—	—	(23)
Income (expense) recognized on fair value hedges	$—	$—	$(14)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(15)	$—
Income (expense) recognized on cash flow hedges	$—	$(15)	$—

	Three Months Ended March 31, 2022
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$138	$876	(24)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$1
Recognized on derivatives	22	—	(64)
Recognized on hedged items	(22)	—	64
Income (expense) recognized on fair value hedges	$—	$—	$1

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$110	$—
Income (expense) recognized on cash flow hedges	$—	$110	$—
____
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	March 31, 2023		December 31, 2022
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)	$24	$—	$23	$—
Long-term borrowings	(1,263)	135	(1,239)	158
_____
(1) Carrying amount represents amortized cost.
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2023 and December 31, 2022, Regions had $212 million and $118 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At March 31, 2023 and December 31, 2022, Regions had $350 million and $233 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of March 31, 2023 and December 31, 2022, the total notional amount related to these contracts was $3.1 billion and $3.4 billion, respectively.

The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2023	2022
	(In millions)
Capital markets income:
Interest rate swaps	$(28)	$31
Interest rate options	9	11
Interest rate futures and forward commitments	4	(4)
Other contracts	(2)	3
Total capital markets income	(17)	41
Mortgage income:
Interest rate swaps	7	(46)
Interest rate options	3	(10)
Interest rate futures and forward commitments	(1)	16
Total mortgage income	9	(40)
	$(8)	$1
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
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2023 was approximately $483 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2023 and 2022 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2023 and December 31, 2022, were $27 million and $17 million, respectively, for which Regions had posted collateral of $29 million and $20 million, respectively, in the normal course of business.

NOTE 9. FAIR VALUE MEASUREMENTS
See Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2022 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. Marketable equity securities and debt securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the observability of inputs used in valuing the securities. Such transfers are accounted for as if they occur at the beginning of a reporting period.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,205	$—	$—	$1,205	$1,187	$—	$—	$1,187
Federal agency securities	—	946	—	946	—	836	—	836
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	17,165	—	17,165	—	16,954	—	16,954
Residential non-agency	—	—	—	—	—	—	1	1
Commercial agency	—	7,657	—	7,657	—	7,613	—	7,613
Commercial non-agency	—	123	—	123	—	186	—	186
Corporate and other debt securities	—	1,130	2	1,132	—	1,153	1	1,154
Total debt securities available for sale	$1,205	$27,023	$2	$28,230	$1,187	$26,744	$2	$27,933
Loans held for sale	$—	$223	$19	$242	$—	$177	$19	$196
Marketable equity securities in other earning assets	$650	$—	$—	$650	$529	$—	$—	$529
Residential mortgage servicing rights	$—	$—	$790	$790	$—	$—	$812	$812
Derivative assets (2):
Interest rate swaps	$—	$2,036	$—	$2,036	$—	$2,335	$—	$2,335
Interest rate options	—	97	9	106	—	91	3	94
Interest rate futures and forward commitments	—	7	—	7	—	8	—	8
Other contracts	—	197	—	197	3	169	—	172
Total derivative assets	$—	$2,337	$9	$2,346	$3	$2,603	$3	$2,609
Derivative liabilities (2):
Interest rate swaps	$—	$2,569	$—	$2,569	$—	$3,161	$—	$3,161
Interest rate options	—	87	—	87	—	85	—	85
Interest rate futures and forward commitments	—	6	—	6	—	5	—	5
Other contracts	2	187	1	190	2	124	1	127
Total derivative liabilities	$2	$2,849	$1	$2,852	$2	$3,375	$1	$3,378
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
The following tables present an analysis for residential MSRs for the three months ended March 31, 2023 and 2022, respectively.
.

	Residential mortgage servicing rights
	Three Months Ended March 31
	2023	2022
	(In millions)
Carrying value, beginning of period	$812	$418
Total realized/unrealized gains (losses) included in earnings (1)	(36)	30
Additions	4	19
Purchases	10	75
Carrying value, end of period	$790	$542
_______
(1) Included in mortgage income. Amounts presented exclude offsetting impact from related derivatives.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
The significant unobservable inputs used in the fair value measurement of residential MSRs are OAS and CPR. This valuation requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk-adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs including servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 4 .
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2023, and December 31, 2022. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at March 31, 2023 and December 31, 2022 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	March 31, 2023
	Level 3 Estimated Fair Value at March 31, 2023	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$790	Discounted cash flow	Weighted-average CPR (%)	6.2% - 18.5% (7.7%)
			OAS (%)	5.2% - 8.2% (5.5%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2022
	Level 3 Estimated Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$812	Discounted cash flow	Weighted-average CPR (%)	6.1% - 15.1% (7.4%)
			OAS (%)	4.8% -8.2% (5.1%)

_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

FAIR VALUE OPTION
As discussed above, the Company elected the option to measure certain commercial mortgage loans held for sale at fair value. At March 31, 2023 and December 31, 2022, the balance of these loans was immaterial.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at March 31, 2023 and December 31, 2022.
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2023			December 31, 2022
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Residential mortgage loans held for sale, at fair value	$203	$198	$5	$160	$157	$3
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following table details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2023 and 2022. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Three Months Ended March 31
	2023	2022
	(In millions)
Net gains (losses) resulting from changes in fair value of residential mortgage loans held for sale	$2	$(23)
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both March 31, 2023 and December 31, 2022.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2023 are as follows:

	March 31, 2023
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$8,833	$8,833	$8,833	$—	$—
Debt securities held to maturity	790	749	—	749	—
Debt securities available for sale	28,230	28,230	1,205	27,023	2
Loans held for sale	564	564	—	545	19
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	95,095	91,198	—	—	91,198
Other earning assets	1,335	1,335	650	685	—
Derivative assets	2,346	2,346	—	2,337	9
Financial liabilities:
Derivative liabilities	2,852	2,852	2	2,849	1
Deposits with no stated maturity(4)	120,687	120,687	—	120,687	—
Time deposits(4)	7,773	7,668	—	7,668	—
Short-term borrowings	2,000	2,000	—	2,000	—
Long-term borrowings	2,307	2,301	—	2,300	1
Loan commitments and letters of credit	156	156	—	—	156
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at March 31, 2023 was $3.9 billion or 4.1 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.5 billion at March 31, 2023.
(4)The fair value of non-interest-bearing demand accounts, interest-bearing checking accounts, savings accounts, and money market accounts is the amount payable on demand at the reporting date (i.e., the carrying amount) as these instruments have an indeterminate maturity date. Fair values for time deposits are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2022 are as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$11,227	$11,227	$11,227	$—	$—
Debt securities held to maturity	801	751	—	751	—
Debt securities available for sale	27,933	27,933	1,187	26,744	2
Loans held for sale	354	354	—	335	19
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	94,044	89,540	—	—	89,540
Other earning assets	1,308	1,308	529	779	—
Derivative assets	2,609	2,609	3	2,603	3
Financial liabilities:
Derivative liabilities	3,378	3,378	2	3,375	1
Deposits with no stated maturity(4)	125,971	125,971	—	125,971	—
Time deposits(4)	5,772	5,697	—	5,697	—
Long-term borrowings	2,284	2,376	—	2,375	1
Loan commitments and letters of credit	153	153	—	—	153
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
(4)The fair value of non-interest-bearing demand accounts, interest-bearing checking accounts, savings accounts, and money market accounts is the amount payable on demand at the reporting date (i.e., the carrying amount) as these instruments have an indeterminate maturity date. Fair values for time deposits are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.
NOTE 10. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. Additional information about the Company's reportable segments is included in Regions' Annual Report on Form 10-K for the year ended December 31, 2022.
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised. Accordingly, the prior periods were updated to reflect these enhancements.
The following tables present financial information for each reportable segment for the periods indicated:

	Three Months Ended March 31, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$525	$838	$54	$—	$1,417
Provision for (benefit from) credit losses	80	67	2	(14)	135
Non-interest income	161	258	114	1	534
Non-interest expense	313	588	110	16	1,027
Income (loss) before income taxes	293	441	56	(1)	789
Income tax expense (benefit)	73	110	14	(20)	177
Net income	$220	$331	$42	$19	$612
Average assets	$69,093	$37,156	$2,086	$44,747	$153,082

	Three Months Ended March 31, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$433	$547	$35	$—	$1,015
Provision for (benefit from) credit losses	69	70	2	(177)	(36)
Non-interest income	184	304	103	(7)	584
Non-interest expense	278	558	97	—	933
Income before income taxes	270	223	39	170	702
Income tax expense	68	56	10	20	154
Net income	$202	$167	$29	$150	$548
Average assets	$60,292	$36,272	$2,130	$63,034	$161,728

NOTE 11. COMMITMENTS, CONTINGENCIES AND GUARANTEES
COMMERCIAL COMMITMENTS
Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the creditworthiness of the customer. Credit risk is represented in unused commitments to extend credit, standby letters of credit and commercial letters of credit. Refer to Note 23 "Commitments, Contingencies and Guarantees" in the Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding these instruments.
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2023	December 31, 2022
	(In millions)
Unused commitments to extend credit	$65,097	$65,460
Standby letters of credit	1,886	1,962
Commercial letters of credit	54	75
Liabilities associated with standby letters of credit	32	35
Assets associated with standby letters of credit	33	37
Reserve for unfunded credit commitments	124	118
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
GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At March 31, 2023 and December 31, 2022, the Company's DUS servicing portfolio totaled approximately $5.0 billion and $4.9 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at March 31, 2023 and December 31, 2022, these serviced loans totaled approximately $550 million and $655 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $1.8 billion at both March 31, 2023 and December 31, 2022. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both March 31, 2023 and December 31, 2022. Refer to Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Adopted (or partially adopted) in 2023
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
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
		January 1, 2023	The adoption of this guidance did not have a material impact. See Note 1 Basis of Presentation for additional information.
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
		January 1, 2023	The adoption of this guidance did not have a material impact.

Standard	Description	Required Date of Adoption	Effect on Regions' financial statements or other significant matters
Standards Not Yet Adopted
ASU 2023-02, Investments —Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update allows entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions were met.

The Update also sets forth the conditions needed to apply the proportional amortization method.

	The Update further eliminates certain low income housing tax credit-specific guidance to align the accounting more closely for low income housing tax credits with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution apply only to tax equity investments accounted for using the proportional amortization method.	January 1, 2024	The adoption of this guidance is not likely to have a material impact. Regions will continue to evaluate through date of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2022, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three months ended March 31, 2023 compared to the three months ended March 31, 2022 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2023 compared to December 31, 2022.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2023, Regions operated 1,285 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
FIRST QUARTER OVERVIEW
First Quarter Operating Environment
In the first quarter of 2023, the banking industry was impacted by the failure of two U.S depository institutions. Outside of the U.S, an international bank also suffered a crisis in confidence. The circumstances surrounding these events were largely driven by a sudden decline in deposits and lack of available liquidity to replace the deposit declines at the institutions. In March 2023, the BTFP was created by the Federal Reserve to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors, as an additional source of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. In addition to the uncertainty brought by these events, the Federal Reserve delivered two additional 25 basis-point rate hikes as inflation continued to stay above target levels. Accordingly, there is now heightened focus on the banking industry as a whole. Regions believes that its deposits are diversified across stable categories and are granular in nature which lessens the probability of sudden declines in deposits. Additionally, Regions maintains a variety of liquidity sources to fund its obligations and performs various evaluations to determine appropriate levels of available liquidity. See the discussion below and within the "Debt Securities", "Deposits", "Market Risk-Interest Rate Risk" and "Liquidity" sections for further information.
Economic Environment in Regions' Banking Markets
After full-year 2022 real GDP growth of 2.1 percent, the March 2023 baseline forecast anticipates real GDP growth of 1.4 percent in 2023. The pace of economic activity remains restrained by elevated inflation and higher interest rates. Spending in interest-sensitive sectors of the economy, most notably housing, has slowed, and while there are indications that supply chain and logistics constraints have eased, they have not entirely subsided. Though there are signs that the demand for labor is cooling, the labor market remains tight and firms in many industry groups continue to struggle to fill job vacancies. Though the pace of inflation has slowed, it remains considerably above the FOMC’s target rate and one or more further hikes in the Fed funds rate in 2023 cannot be ruled out. The economic data and the financial markets remain quite volatile, and recent stresses in the banking system have raised concerns that credit conditions could tighten to the point the economy slips into recession. These factors are contributing to considerable uncertainty around the near-term economic outlook.
Real GDP growth grew at an annual rate of only 1.1 percent in the first quarter, but a modest draw in nonfarm business inventories deducted 2.3 percentage points from top-line real GDP growth. Real private domestic demand, or, combined business and household spending, grew at an annual rate of 2.9 percent in the first quarter. Much of that growth, however, reflects an outsized increase in real consumer spending in January, when inflation-adjusted consumer spending increased by 1.4 percent before falling by 0.2 percent in February and into March. Though consumer deposit balances remain above pre-pandemic levels, they have declined as expected. While growth in labor earnings has helped support growth in personal income, the cumulative effects of rapid inflation have posed an increasing burden on household finances. At the same time, higher interest rates have made it more costly to finance purchases of consumer durable goods. As such, meaningfully slower growth in consumer spending is expected over the months ahead.
The housing market continues to feel effects of higher mortgage interest rates, which are expected to remain a drag on construction and sales of single family homes in 2023. House prices have begun to decline in many markets, and Regions' forecast anticipates a mid-single digit decline nationally in 2023 with larger declines in those markets which saw significantly above-average rates of price appreciation in 2021 and the first half of 2022. That said, applications for purchase mortgage loans have responded to dips in interest rates, which reflects remaining pent-up demand for home purchases stemming from the market having been undersupplied over the past several years. Lower house prices should have much the same impact, with improvements in affordability leading to modestly increasing home sales over the back half of 2023.
Facing an uncertain outlook for demand, many firms have begun to scale back capital spending plans, which is apparent in the data showing sharply slowing growth giving way to outright declines in orders for core capital goods. That said, businesses continue to invest in technology and automation to counter persistent labor supply constraints, and business spending on structures has seen signs of life of late, in part reflecting onshoring of production activity, such as the semiconductor chip plants springing up across the U.S. This should sustain at least moderate growth in business investment over coming quarters.
Recent data show the number of job vacancies falling to the lowest level since May 2021, but the number of job vacancies remains well above the number of potential workers and the rate at which workers are voluntarily quitting jobs remains above pre-pandemic norms. Reflecting the sharp slowdown in real GDP growth, the number of job vacancies are expected to fall further and the pace of job growth is expected to slow sharply in the months ahead, to the point that the unemployment rate rises, pushing over 4.0 percent. Despite a pronounced slowdown in the pace of job growth, firms in most industry groups will likely be hesitant to let large numbers of workers go in response to a slowdown in demand they expect will be short-lived. This is a reflection of how hard it has been for firms to attract and retain labor since the onset of the pandemic, and if this does prove to be the case it would limit the extent of any increase in the unemployment rate. One exception has been the tech sector, in which significant numbers of layoffs have followed a period of notably aggressive hiring. Additionally, the ongoing contraction in manufacturing could bring layoffs in that sector if expectations of recovery are pushed further out into the future.
While inflation is past its peak, progress continues to come at a pace too slow for the FOMC’s comfort, and inflation is expected to remain above the Committee’s 2.0 percent target rate through most of 2024. Moreover, recent increases in energy prices, if sustained, pose upside risk to forecasts of headline inflation. To the extent the demand for labor is cooling, that will give the FOMC comfort that services price inflation will begin to moderate, and if further softening in consumer spending on discretionary services occurs, that would further blunt inflation pressures. While another 25-basis point Fed funds rate hike seems the most likely outcome, the FOMC must balance concerns over inflation against concerns over financial stability in light of recent stresses in the banking system. Either way, once the FOMC reaches a stopping point, expectations are that they will hold the funds rate steady at the terminal rate for some time to come.

Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen in the U.S. as a whole. A number of states within the footprint have seen heightened flows of domestic in-migration since the onset of the pandemic, which has resulted in more rapid rates of job growth and more rapid growth in housing costs. It is likely that migration patterns will shift in 2023 as the broader economy and the labor market slow. That said, job growth for the Company's footprint as a whole is expected to be faster than that for the U.S. as a whole. That Regions' footprint has an above-average exposure to manufacturing means the contraction in the manufacturing sector could be felt more acutely, but the larger, more industrially diverse areas of the footprint are expected to continue to outperform. Some of the metro areas which over the past two years saw the largest increases in house prices could experience price declines in excess of the national average, but continued robust population growth in these markets will help stem significant declines in house prices.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of March 31, 2023. See the "Allowance" section for further information.
First Quarter Results
Regions reported net income available to common shareholders of $588 million or $0.62 per diluted share in the first quarter of 2023 compared to net income available to common shareholders of $524 million or $0.55 per diluted share in the first quarter of 2022.The primary driver of the increase in net income from the prior year period was higher net interest income.
Net interest income (taxable-equivalent basis) totaled $1.4 billion in the first quarter of 2023 compared to $1.0 billion in the first quarter of 2022. The net interest margin (taxable-equivalent basis) was 4.22 percent in the first quarter of 2023, reflecting a 137 basis point increase from the same period in 2022. The increase in net interest income and net interest margin was primarily driven by a significant increase in market interest rates, average loan growth, and a larger average securities portfolio year-over-year. A decline in average cash balances also supported the increase in net interest margin. Higher interest expense on deposits and overall funding costs, as expected in a rising rate environment, partially offset the increases in interest income.
The provision for credit losses totaled $135 million in the first quarter of 2023 compared to a benefit from credit losses of $36 million in 2022. The current quarter provision reflects deteriorating economic conditions and continued normalization of asset quality. Net charge-offs totaled $83 million, or 0.35 percent of average loans, in the first quarter of 2023, compared to $46 million, or 0.21 percent in 2022, reflecting increased net charge-offs in the commercial and industrial loan portfolio. While net charge-offs increased, the allowance remained stable at 1.63 percent of total loans, net of unearned income at March 31, 2023, unchanged from December 31, 2022. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $534 million in the first quarter of 2023 compared to $584 million in 2022. The decrease was primarily driven by lower capital markets income, mortgage income and service charges on deposit accounts. The declines were partially offset by improvement in investment service fee income and market valuation adjustments on employee benefit assets. See Table 22 "Non-Interest Income" for further details.
Non-interest expense was $1.0 billion in the first quarter of 2023 compared to $933 million in 2022. The increase was driven by several expense categories, primarily salaries and employee benefits expense. These increases were partially offset by lower credit and checkcard expenses. See Table 23 "Non-Interest Expense" for further details.
Regions' effective tax rate was 22.4 percent in 2023 compared to 21.9 percent in 2022. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At March 31, 2023, Regions’ CET1 ratio was estimated to be 9.88 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. The Company did not repurchase any shares in the first quarter of 2023.

Expectations

2023 Expectations (1)
Category	Expectation
Total Adjusted Revenue(2)(3)	Up 6-8%
Adjusted Non-Interest Expense(4)	Up ~6.5%; expect the first half of 2023 to be higher than the second half of 2023
Adjusted Operating Leverage(4)	~1%
Ending Loans	Up ~4%
Ending Deposits	Down $3-$5 billion in the first half of 2023; trending towards higher end of the range; stable to modest growth in the second half of 2023
Net Charge-Offs / Average Loans(5)	~35 bps
Effective Tax Rate	22-23%
______
(1)Expectation for CET1 is to manage at or modestly above 10 percent over the near term.
(2)Expectation includes a net interest income expectation of a decline of 1.5-3.5 percent in the second quarter of 2023 compared to the first quarter, but expect full-year 2023 net interest income growth of 12-14 percent. The net interest income expectation utilizes the March 31, 2023 forward interest rate curve which includes 75bps of rate cuts in 2023. A stable Fed funds level would push full-year 2023 net interest income to the upper end of the full-year net interest income range.
(3)Expectation includes expectations with regard to select non-interest revenue categories. Overdraft policy changes to be implemented in mid-2023 are expected to result in full-year service charges of approximately $550 million. Capital markets revenue is expected to range between $60 million to $80 million excluding valuation adjustments on customer derivatives in the second quarter of 2023. Mortgage income is expected to be lower in 2023 compared to 2022, but remain a key component of fee revenue.
(4)Expectation reflects an estimated increase in second quarter 2023 operational losses resulting from check fraud, which has been an industry-wide issue.
(5)Normalized through-the-cycle net charge-offs range is expected to be 35-45 bps.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $2.4 billion from year-end 2022 to March 31, 2023, due primarily to a decrease in cash on deposit with the FRB partially offset by an increase in cash due from other banks. In the first quarter 2023, the net decline in cash was driven by an expected decline in deposits and growth in loans, partially offset by an increase in short-term borrowings. See the "Loans", "Liquidity", "Deposits", and "Borrowed Funds" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	March 31, 2023	December 31, 2022
	(In millions)
U.S. Treasury securities	$1,205	$1,187
Federal agency securities	946	836
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	17,434	17,233
Residential non-agency	—	1
Commercial agency	8,178	8,135
Commercial non-agency	123	186
Corporate and other debt securities	1,132	1,154
	$29,020	$28,734
Debt securities available for sale, comprising 21 percent of earning assets, constitute approximately 97 percent of the securities portfolio. They are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Regions maintains a highly-rated securities portfolio consisting primarily of agency MBS. See Note 2 "Debt Securities" to the consolidated financial statements for additional information. Also see the "Market Risk-Interest Rate Risk" section for more information.
The average life of the debt securities portfolio at March 31, 2023 was estimated to be 5.7 years, with a duration of approximately 4.8 years. These metrics compare with an estimated average life of 5.8 years and a duration of approximately 4.8 years for the portfolio at December 31, 2022.
Debt securities increased $286 million from December 31, 2022 to March 31, 2023 primarily driven by increases in federal agency securities and residential agency securities. During the first quarter of 2023, Regions made no purchases of debt securities available for sale outside of normal reinvestment of maturities and paydowns.
LOANS HELD FOR SALE
Loans held for sale totaled $564 million at March 31, 2023, consisting of $203 million of residential real estate mortgage loans, $316 million of commercial loans, $44 million of consumer and other performing loans, and $1 million of non-performing loans. At December 31, 2022, loans held for sale totaled $354 million, consisting of $160 million of residential real estate mortgage loans, $153 million of commercial loans, $38 million of consumer and other performing loans, and $3 million of non-performing loans. The levels of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties. Commercial loans held for sale include commercial mortgage loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties.
LOANS
Loans, net of unearned income, represented 72 percent of interest-earning assets as of March 31, 2023. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2023	December 31, 2022
	(In millions, net of unearned income)
Commercial and industrial	$51,811	$50,905
Commercial real estate mortgage—owner-occupied	4,938	5,103
Commercial real estate construction—owner-occupied	306	298
Total commercial	57,055	56,306
Commercial investor real estate mortgage	6,392	6,393
Commercial investor real estate construction	2,040	1,986
Total investor real estate	8,432	8,379
Residential first mortgage	19,172	18,810
Home equity lines	3,397	3,510
Home equity loans	2,446	2,489
Consumer credit card	1,219	1,248
Other consumer—exit portfolios	488	570
Other consumer	5,848	5,697
Total consumer	32,570	32,324
	$98,057	$97,009
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes disclosed in Table 2 , explain changes in balances from year-end 2022 and highlight the related risk characteristics. Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 3 "Loans and the Allowance for Credit Losses" to the consolidated financial statements for additional discussion.
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $749 million since year-end 2022, driven by a continued increase in line utilization and expansion of existing lines. In the first quarter of 2023, commercial and industrial loan growth was broad-based, primarily driven by increases in the utilities and retail trade industries.
The commercial portfolio also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing on land and buildings, and are repaid by cash generated by business operations. Owner-

occupied commercial real estate construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.
Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as noted in the table below. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry.
The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	March 31, 2023
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,582	$995	$2,577
Agriculture	329	236	565
Educational services	3,282	1,008	4,290
Energy	1,652	3,299	4,951
Financial services	6,923	8,258	15,181
Government and public sector	3,196	435	3,631
Healthcare	3,440	2,345	5,785
Information	2,665	1,495	4,160
Manufacturing	5,292	4,775	10,067
Professional, scientific and technical services	2,672	1,610	4,282
Real estate (1)	9,080	8,943	18,023
Religious, leisure, personal and non-profit services	1,610	690	2,300
Restaurant, accommodation and lodging	1,382	312	1,694
Retail trade	2,860	2,037	4,897
Transportation and warehousing	3,335	1,880	5,215
Utilities	3,082	2,638	5,720
Wholesale goods	4,310	3,667	7,977
Other (2)	363	1,917	2,280
Total commercial	$57,055	$46,540	$103,595

	December 31, 2022 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,531	$930	$2,461
Agriculture	332	251	583
Educational services	3,311	978	4,289
Energy	1,559	3,132	4,691
Financial services	6,923	7,681	14,604
Government and public sector	3,196	456	3,652
Healthcare	3,650	2,359	6,009
Information	2,767	1,470	4,237
Manufacturing	5,323	4,941	10,264
Professional, scientific and technical services	2,604	1,626	4,230
Real estate (1)	9,097	8,809	17,906
Religious, leisure, personal and non-profit services	1,611	648	2,259
Restaurant, accommodation and lodging	1,360	356	1,716
Retail trade	2,501	2,297	4,798
Transportation and warehousing	3,303	1,832	5,135
Utilities	2,510	2,793	5,303
Wholesale goods	4,394	3,876	8,270
Other (2)	334	2,201	2,535
Total commercial	$56,306	$46,636	$102,942
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
Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $53 million in comparison to 2022 year-end balances.

The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 4— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	March 31, 2023
	Loan Balance	Percent of Total (2)
	(In millions)
Residential homebuilders	$1,115	7.4%
Apartments	3,674	24.3%
Industrial	2,281	15.0%
Condominium	8	0.1%
Diversified	2,057	13.6%
Business offices	1,792	11.8%
Residential land	73	0.5%
Retail	1,516	10.0%
Healthcare	1,173	7.7%
Hotel	739	4.9%
Other	697	4.6%
Commercial land	20	0.1%
Total (1)	$15,145	100%
_______
(1)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
(2)Amounts calculated based on whole dollar values.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $362 million in comparison to 2022 year-end balances, driven by approximately $580 million in new loan originations retained on the balance sheet, including ARM production, through the first three months of 2023. Existing balances were supported by slightly lower prepayment rates.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $113 million in comparison to 2022 year-end balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions’ branch network.
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

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of March 31, 2023. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 5—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2023	$51	1.51%	$39	1.15%	$90
2024	105	3.11%	68	2.00%	173
2025	98	2.88%	102	3.01%	200
2026	135	3.96%	142	4.18%	277
2027	338	9.94%	283	8.34%	621
2028-2033	961	28.29%	912	26.85%	1,873
2033-2037	27	0.79%	47	1.37%	74
Thereafter	4	0.13%	4	0.10%	8
Revolving Loans Converted to Amortizing	47	1.39%	34	1.00%	81
Total	$1,766	52.00%	$1,631	48.00%	$3,397
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

Table 6—Estimated Current Loan to Value Ranges

	March 31, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$158	$—	$—	$2	$—
Above 80% - 100%	1,710	3	14	10	14
80% and below	17,020	1,726	1,558	2,142	246
Data not available	284	37	59	26	6
	$19,172	$1,766	$1,631	$2,180	$266

	December 31, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$64	$2	$—	$2	$1
Above 80% - 100%	1,456	3	3	9	8
80% and below	17,015	1,830	1,627	2,205	233
Data not available	275	20	25	28	3
	$18,810	$1,855	$1,655	$2,244	$245
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $82 million from year-end 2022.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $151 million from year-end 2022 primarily driven by increases in consumer home improvement loans.
Regions considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination and refreshed FICO scores are obtained by the Company quarterly for most consumer loans. For more information on credit quality indicators refer to Note 3 "Loans and the Allowance for Credit Losses".
ALLOWANCE
The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Unfunded credit commitments includes items such as letters of credit, financial guarantees and binding unfunded loan commitments.
The allowance totaled $1.6 billion at both March 31,2023 and December 31, 2022, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 7 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 7— Allowance Changes

Allowance for Credit Losses
(In millions)
Allowance for credit losses, December 31, 2022	$1,582
Cumulative change in accounting guidance (1)	(38)
Allowance for credit losses, January 1, 2023	$1,544
Net charge-offs	(83)
Provision over (less than) net charge-offs:
Economic/Qualitative	19
Other portfolio changes (2)	116
Total provision over (less than) net charge-offs	52
Allowance for credit losses, March 31, 2023	$1,596
_______
(1)See Note 1 for additional information.
(2)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs, changes in the mix of total outstanding loans, and credit quality changes.

The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of March 31, 2023. The unemployment rate is the most significant macroeconomic factor among the allowance models and continues to be at normalized level with forecasted periods expected to remain relatively consistent.
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		March 31, 2023
	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024	3Q2024	4Q2024	1Q2025
Real GDP, annualized % change	1.4%	0.2%	0.8%	0.9%	1.2%	1.4%	1.6%	1.9%	2.0%
Unemployment rate	3.6%	3.8%	3.9%	4.2%	4.2%	4.3%	4.3%	4.3%	4.2%
HPI, year-over-year % change	1.3%	(4.6)%	(5.6)%	(6.4)%	(5.1)%	(1.8)%	0.5%	1.7%	2.5%
CPI, year-over-year % change	5.9%	4.5%	4.0%	3.7%	3.2%	2.8%	2.4%	2.2%	2.1%
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' March 2023 baseline forecast weakened compared to the December 2022 forecast driven by several factors. Weak growth in real GDP is expected in 2023, with the key driver of growth in overall business investment being intellectual property products. A pronounced slowdown in job growth is anticipated, as well as a low labor force participation rate that will limit any increase in the unemployment rate over the forecast horizon. As measured by CPI, inflation is expected to slow further but remain above the FOMC's 2.0 percent target through 2024. Renewed disruptions in global supply chains and shipping networks, excessive monetary policy tightening, and heightened financial volatility provide significant downside uncertainty over the near-term forecast. See the Economic Environment in Regions' Banking Markets discussion in the "First Quarter Overview" section for additional information.
Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the first quarter of 2023, asset quality continued to normalize, as expected, within certain select sectors of the commercial and consumer portfolios. Total net charge-offs increased $14 million. Commercial and investor real estate criticized balances increased approximately $576 million, which included an increase in classified balances of $182 million compared to the fourth quarter of 2022. Non-performing loans, excluding held for sale, and non performing assets increased approximately $54 million compared to the fourth quarter of 2022. This continued normalization resulted in a modest increase to the modeled results in the allowance for credit losses.
While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. The March 31, 2023 general imprecision allowance increased slightly compared to the fourth quarter of 2022 due to uncertainty in the economic forecast.
Based on the overall analysis performed, management deemed an allowance of $1.6 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of March 31, 2023.

Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 9 "Allowance for Credit Losses". Net charge-offs increased $37 million year-over-year, primarily driven by an increase in commercial and industrial and other consumer net charge-offs. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2023 and beyond. See the "First Quarter Overview" section for details on expectations for net charge-offs in 2023.
Table 9—Allowance for Credit Losses

	Three Months Ended March 31
	2023	2022
	(Dollars in millions)
Allowance for loan losses at January 1	$1,464	$1,479
Cumulative effect from change in accounting guidance (1)	(38)	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,426	1,479

Loans charged-off:
Commercial and industrial	49	23
Commercial real estate mortgage—owner-occupied	—	3
Residential first mortgage	—	—
Home equity lines	1	1
Home equity loans	—	1
Consumer credit card	12	10
Other consumer—exit portfolios	5	6
Other consumer	38	33
	105	77
Recoveries of loans previously charged-off:
Commercial and industrial	10	13
Commercial real estate mortgage—owner-occupied	—	—
Residential first mortgage	—	2
Home equity lines	3	3
Home equity loans	—	1
Consumer credit card	2	2
Other consumer—exit portfolios	1	2
Other consumer	6	8
	22	31
Net charge-offs (recoveries):
Commercial and industrial	39	10
Commercial real estate mortgage—owner-occupied	—	3
Residential first mortgage	—	(2)
Home equity lines	(2)	(2)
Home equity loans	—	—
Consumer credit card	10	8
Other consumer—exit portfolios	4	4
Other consumer	32	25
	83	46
Provision for (benefit from) loan losses	129	(17)
Allowance for loan losses at March 31	1,472	1,416
Reserve for unfunded credit commitments at January 1	118	95
Provision for (benefit from) unfunded credit losses	6	(19)
Reserve for unfunded credit commitments at March 31	124	76
Allowance for credit losses at March 31	$1,596	$1,492
Loans, net of unearned income, outstanding at end of period	$98,057	$89,335
Average loans, net of unearned income, outstanding for the period	$97,277	$87,814

	Three Months Ended March 31
	2023	2022
Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.31%	0.09%
Commercial real estate mortgage—owner-occupied	(0.02)%	0.20%
Commercial real estate construction—owner-occupied	(0.05)%	(0.03)%
Total commercial	0.28%	0.10%
Commercial investor real estate mortgage	—%	(0.01)%
Total investor real estate	—%	(0.01)%
Residential first mortgage	—%	(0.05)%
Home equity- lines of credit	(0.22)%	(0.17)%
Home equity - closed - end	(0.03)%	(0.07)%
Consumer credit card	3.47%	2.83%
Other consumer—exit portfolios	2.69%	1.83%
Other consumer	2.26%	1.89%
Total Consumer	0.55%	0.44%
Total	0.35%	0.21%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.63%	1.67%
Allowance for loan losses to loans, net of unearned income	1.50%	1.59%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	288%	446%
Allowance for loan losses to non-performing loans, excluding loans held for sale	266%	423%
_______
(1)See Note 1 for additional information.
(2)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	March 31, 2023			December 31, 2022
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$51,811	$660	1.3%	$50,905	$628	1.2%
Commercial real estate mortgage—owner-occupied	4,938	103	2.1	5,103	102	2.0
Commercial real estate construction—owner-occupied	306	7	2.2	298	7	2.3
Total commercial	57,055	770	1.4	56,306	737	1.3
Commercial investor real estate mortgage	6,392	115	1.8	6,393	114	1.8
Commercial investor real estate construction	2,040	38	1.9	1,986	28	1.4
Total investor real estate	8,432	153	1.8	8,379	142	1.7
Residential first mortgage	19,172	103	0.5	18,810	124	0.7
Home equity lines	3,397	81	2.4	3,510	77	2.2
Home equity loans	2,446	25	1.0	2,489	29	1.2
Consumer credit card	1,219	131	10.7	1,248	134	10.7
Other consumer—exit portfolios	488	33	6.7	570	39	6.8
Other consumer	5,848	300	5.1	5,697	300	5.3
Total consumer	32,570	673	2.1	32,324	703	2.2
Total	$98,057	$1,596	1.6%	$97,009	$1,582	1.6%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of March 31, 2023 and December 31, 2022:
Table 11—Non-Performing Assets

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$385	$347
Commercial real estate mortgage—owner-occupied	34	29
Commercial real estate construction—owner-occupied	6	6
Total commercial	425	382
Commercial investor real estate mortgage	67	53
Total investor real estate	67	53
Residential first mortgage	26	31
Home equity lines	30	28
Home equity loans	6	6
Total consumer	62	65
Total non-performing loans, excluding loans held for sale	554	500
Non-performing loans held for sale	1	3
Total non-performing loans(1)	555	503
Foreclosed properties	15	13
Total non-performing assets(1)	$570	$516
Accruing loans 90 days past due:
Commercial and industrial	$23	$30
Commercial real estate mortgage—owner-occupied	—	1
Total commercial	23	31
Commercial investor real estate mortgage	—	40
Total investor real estate	—	40
Residential first mortgage(2)	47	47
Home equity lines	17	15
Home equity loans	8	8
Consumer credit card	15	15
Other consumer—exit portfolios	1	1
Other consumer	17	17
Total consumer	105	103
	$128	$174
Non-performing loans(1) to loans and non-performing loans held for sale	0.57%	0.52%
Non-performing loans, excluding loans held for sale(1) to loans	0.56%	0.52%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.58%	0.53%
_________
(1)Excludes accruing loans 90 days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $30 million at March 31, 2023 and $34 million at December 31, 2022.
Non-performing loans at March 31, 2023 increased $52 million as compared to year-end levels as a result of continued asset quality normalization. There were increases in several industry sectors, with no overarching industry sector being the driver. Economic trends such as interest rates, unemployment, volatility in commodity prices, and collateral valuations will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 12— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Three Months Ended March 31, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$53	$65	$500
Additions	109	17	—	126
Net payments/other activity	—	(3)	(3)	(6)
Return to accrual	(18)	—	—	(18)
Charge-offs on non-accrual loans(2)	(47)	—	—	(47)
Transfers to held for sale(3)	(1)	—	—	(1)
Balance at end of period	$425	$67	$62	$554

	Non-Accrual Loans, Excluding Loans Held for Sale for the Three Months Ended March 31, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$368	$3	$80	$451
Additions	50	—	—	50
Net payments/other activity	(54)	(1)	(5)	(60)
Return to accrual	(76)	—	—	(76)
Charge-offs on non-accrual loans(2)	(23)	—	—	(23)
Transfers to held for sale(3)	(7)	—	—	(7)
Balance at end of period	$258	$2	$75	$335
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
GOODWILL
Goodwill totaled $5.7 billion at both March 31, 2023 and December 31, 2022. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 for the methodologies and assumptions used in the goodwill impairment analysis.
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

The following table summarizes deposits by category and by segment:
Table 13—Deposits by Category and by Segment

	March 31, 2023	December 31, 2022
	(In millions)
Non-interest-bearing demand	$49,647	$51,348
Interest-bearing checking	24,066	25,676
Savings	15,286	15,662
Money market—domestic	31,688	33,285
Time deposits	7,773	5,772
	$128,460	$131,743

Consumer Bank segment	$83,296	$83,487
Corporate Bank segment	35,185	37,145
Wealth Management segment	7,941	9,111
Other (1)	2,038	2,000
	$128,460	$131,743
____
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, Eurodollar trade deposits, selected deposits and brokered time deposits).
Total deposits at March 31, 2023 decreased approximately $3.3 billion compared to year-end 2022 levels, largely in line with expectations. In the first quarter, corporate deposits declined approximately $2.0 billion, primarily in non-interest-bearing demand and interest-bearing checking, reflecting normal seasonal activity. Declines of approximately $1.4 billion in wealth management and higher-balance consumer deposits, primarily in interest-bearing checking and money market, reflect continued rate-seeking behavior. However, the liquidity concerns in the banking industry in the month of March 2023 did not have a significant impact on Regions' deposit levels. The deposit outflows primarily occurred prior to early March 2023. The deposit declines were partially offset by an increase in time deposits as interest rates have increased.
Regions believes that its deposits are diversified across stable categories and include insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized,with approximately $9.6 billion in deposits collateralized in public funds or in trusts at March 31, 2023. The amount of estimated uninsured deposits totaled $46.8 billion at March 31, 2023, therefore over 60 percent of total deposits are insured by the FDIC. The Company's deposits are also granular in nature as evidenced by an average deposit account balance of approximately $18 thousand at March 31, 2023. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "First Quarter Overview" section for details on expectations for deposits in 2023. See also the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which consist of FHLB advances, were $2 billion at March 31, 2023 as compared to none at December 31, 2022. These borrowings were drawn upon in the first quarter of 2023 due to the liquidity concerns in the banking industry that began in the month of March. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short and long-term funding from the FHLB or FRB are secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and FRB. As of March 31, 2023, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $83.8 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB or FRB is contingent on the subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.

Table 14—Long-Term Borrowings

	March 31, 2023	December 31, 2022
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$747	$747
1.80% senior notes due August 2028	646	646
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	153	153
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(135)	(158)
	1,809	1,786
Regions Bank:
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	498	498
Total consolidated	$2,307	$2,284
Long-term borrowings increased by approximately $23 million since year-end 2022 due to valuation adjustments.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At March 31, 2023, the net impact of the addback on CET1 was approximately $204 million or approximately 16 basis points. The add-back amount will decrease by approximately $100 million each year, or approximately 8 basis points, in the first quarters of 2024 and 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.
The following table summarizes the applicable holding company and bank regulatory requirements:
Table 15—Regulatory Capital Requirements

	March 31, 2023 Ratio(1)	December 31, 2022 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	9.88%	9.60%	4.50%	7.00%	N/A
Regions Bank	10.67	10.77	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.20%	10.91%	6.00%	8.50%	6.00%
Regions Bank	10.67	10.77	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	12.94%	12.54%	8.00%	10.50%	10.00%
Regions Bank	12.12	12.10	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.32%	8.90%	4.00%	4.00%	N/A
Regions Bank	8.92	8.80	4.00	4.00	5.00
___
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) Reflects Regions' SCB of 2.50 percent. SCB does not apply to leverage capital ratios.
See the "First Quarter Overview" section for details on expectations for CET1.

Additional discussion of the Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section in the 2022 Annual Report on Form 10-K and the "Regulatory Requirements" section of Management's Discussion and Analysis in the 2022 Annual Report on Form 10-K. Additional discussion and is also included in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the 2022 Annual Report on Form 10-K.
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
See the "Liquidity" section for more information. Also, see the “Supervision and Regulation—Liquidity Requirements” subsection of the “Business” section, the "Risk Factors" section and the "Liquidity" section in the 2022 Annual Report on Form 10-K for additional information.
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $16.9 billion at March 31, 2023 as compared to $15.9 billion at December 31, 2022. During the first three months of 2023, net income increased shareholders' equity by $612 million, cash dividends on common stock reduced shareholders' equity by $187 million, and cash dividends on preferred stock reduced shareholders' equity by $24 million. Changes in AOCI increased shareholders' equity by $499 million, primarily due to the net change in unrealized gains (losses) on securities available for sale and derivative instruments as a result of changes in market interest rates during the three months ended March 31, 2023. The cumulative effect from the adoption of new accounting guidance that eliminated TDRs and created modifications to troubled borrowers increased shareholders' equity by $28 million.
Total equity includes noncontrolling interest of $19 million and $4 million at March 31, 2023 and December 31, 2022, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at March 31, 2023 and December 31, 2022.
See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" section for additional information.
NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which excludes certain adjustments that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include "adjusted non-interest expense", "adjusted non-interest income", "adjusted total revenue", "adjusted total revenue, taxable-equivalent basis", and "adjusted operating leverage ratio". Regions believes that excluding certain items provides a meaningful base for period-to-period comparison, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board utilize these non-GAAP financial measures as follows:
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
Table 16—GAAP to Non-GAAP Reconciliations

		Three Months Ended March 31
		2023	2022
		(Dollars in millions)
ADJUSTED OPERATING LEVERAGE RATIOS
Non-interest expense (GAAP)	A	$1,027	$933
Adjustments:
Branch consolidation, property and equipment charges		(2)	(1)
Adjusted non-interest expense (non-GAAP)	B	$1,025	$932
Net interest income (GAAP)	C	$1,417	$1,015
Taxable-equivalent adjustment (GAAP)		13	11
Net interest income, taxable-equivalent basis (GAAP)	D	$1,430	$1,026
Non-interest income (GAAP)	E	$534	$584
Adjustments:
Securities (gains) losses, net		2	—
Leveraged lease termination gains		(1)	(1)
Adjusted non-interest income (non-GAAP)	F	$535	$583
Total revenue (GAAP)	C+E=G	$1,951	$1,599
Adjusted total revenue (non-GAAP)	C+F=H	$1,952	$1,598
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,964	$1,610
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,965	$1,609
Operating leverage ratio (GAAP) (1)		11.89%	(1.08)%
Adjusted operating leverage ratio (non-GAAP) (1)		12.10%	(1.86)%
_________
(1)Amounts have been calculated using whole dollar values.

Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$2	$—	0.18%
Debt securities (2)	32,044	187	2.33	29,342	138	1.88
Loans held for sale	389	7	7.23	782	9	4.89
Loans, net of unearned income (3)(4)	97,277	1,373	5.68	87,814	887	4.07
Interest bearing deposits in other banks	6,508	72	4.49	26,606	13	0.20
Other earning assets	1,340	15	4.70	1,306	16	5.02
Total earning assets	137,558	1,654	4.84	145,852	1,063	2.93
Unrealized gains/(losses) on securities available for sale, net (2)	(3,081)			(549)
Allowance for loan losses	(1,427)			(1,472)
Cash and due from banks	2,360			2,200
Other non-earning assets	17,672			15,697
	$153,082			$161,728
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$15,418	4	0.11	$15,539	5	0.13
Interest-bearing checking	24,697	54	0.89	27,771	2	0.03
Money market	32,521	91	1.13	31,402	2	0.02
Time deposits	6,813	30	1.80	5,905	26	0.47
Other deposits	1	—	4.66	—	—	—
Total interest-bearing deposits (5)	79,450	179	0.91	80,617	13	0.07
Short-term borrowings	400	5	4.92	9	—	0.16
Long-term borrowings	2,286	40	6.91	2,390	24	4.06
Total interest-bearing liabilities	82,136	224	1.10	83,016	37	0.18
Non-interest-bearing deposits(5)	49,592	—	—	58,117	—	—
Total funding sources	131,728	224	0.69	141,133	37	0.11
Net interest spread (2)			3.73			2.75
Other liabilities	4,891			2,878
Shareholders’ equity	16,457			17,717
Noncontrolling Interest	6			—
	$153,082			$161,728
Net interest income/margin on a taxable-equivalent basis (6)		$1,430	4.22%		$1,026	2.85%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income on loans, net of unearned income, includes hedging expense of $15 million and hedging income $110 million for the three months ended March 31, 2023 and 2022, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $29 million and $22 million for the three months ended March 31, 2023 and 2022, respectively.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.56% and 0.04% for the three months ended March 31, 2023 and 2022, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates and in the first quarter of 2023, the FOMC increased the Fed funds rate by 50 basis points.
Net interest income (taxable-equivalent basis) increased by $404 million in first quarter 2023 compared to the same period in 2022, and net interest margin increased by 137 basis points to 4.22 percent in first quarter 2023 compared to the same period in 2022. The increases in net interest income and net interest margin were driven primarily by significantly higher short-term and long-term interest rates and higher average loan balances. A decline in average cash balances, as a result of normalizing pandemic deposits, combined with higher interest rates also contributed to the increase in net interest margin. Higher deposit and funding costs, due to the rising rate environment, partially offset the increases in net interest income and net interest margin.
MARKET RISK—INTEREST RATE RISK
Regions’ primary market risk is interest rate risk. This includes uncertainty with respect to absolute interest rate levels as well as relative interest rate levels, which are impacted by both the shape and the slope of the various yield curves that affect the financial products and services that the Company offers. As its primary tool to analyze this risk, Regions measures the change in its net interest income in various interest rate scenarios compared to a base case scenario. Net interest income sensitivity to market rate movements is a useful short-term indicator of Regions’ interest rate risk.
In addition to net interest income simulations, Regions also utilizes an EVE analysis as a measurement tool to estimate risk exposure over a longer-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. Importantly, EVE values only the current balance sheet, does not incorporate the balance sheet growth assumptions used in the net interest income sensitivity analyses, and results are highly dependent on imprecise assumptions for products with embedded prepay optionality and indeterminate maturities. The imprecise assumptions in preparing an EVE analysis limit its efficacy.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” See the "First Quarter Overview" section for details on expectations for net interest income in 2023. The set of alternative interest rate scenarios includes instantaneous parallel rate shifts of various magnitudes. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—Regions' balance sheet is naturally asset sensitive, with net interest income increasing with higher interest rates, and decreasing with lower interest rates. This is the result of approximately half of the loan portfolio floating contractually with market rate indices, and funding from a large, mostly stable retail deposit portfolio. Importantly, the stability and rate sensitivity of Regions' deposit portfolio has been proven over multiple interest rate cycles. With this natural balance sheet profile, the ability to utilize discretionary asset duration strategies within the investment portfolio and through cash flow hedges is critical for interest rate risk management. As of March 31, 2023, Regions evidenced a mostly balanced asset/liability position, with an asset duration of approximately 2.7 years and a liability duration of approximately 3.4 years, using historically-informed approximations. The securities portfolio duration is approximately 4.8 years and is appropriate for Regions' risk profile in order to offset the long-duration deposit liabilities. While the available for sale securities and cash flow hedging portfolios are recorded on the balance sheet including current unrealized losses, deposit value increases have more than offset these losses through the rising rate environment. The additional value of deposits in a higher rate environment will be realized in the form of lower-cost funding when compared with wholesale sources, which will increase realized net interest income over time. Deposits are recorded on the balance sheet at carrying value and, for certain financial statement footnote disclosures, the estimated fair value of deposits with no stated maturity is equal to their carrying value, consistent with industry practices. However, in the sensitivity analysis of the balance sheet management does contemplate a fair value of deposits with no stated maturity. See Note 9 "Fair Value Measurements" to the consolidated financial statements for additional information.
As of March 31, 2023, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending March 2024. The estimated exposure associated with the rising and falling rate scenarios in Table 18 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves, 1 month LIBOR, SOFR and BSBY) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will only somewhat offset the change in asset yields.

Net interest income remains exposed to intermediate and long-term yield curve tenors. While this was a headwind to net interest income during a low rate environment, it represents a tailwind to net interest income growth as the yield curve rises. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall.
The interest rate sensitivity analysis presented below in Table 18 is informed by a variety of assumptions and estimates regarding the progression of the balance sheet in both the baseline scenario as well as the scenarios of instantaneous and gradual shifts in the yield curve. Though there are many assumptions which affect the estimates for net interest income, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Given the uncertainties associated with tightening monetary policy on industry liquidity levels and the cost of that liquidity, management evaluates the impacts from these key assumptions through sensitivity analysis. Sensitivity calculations are hypothetical and should not be considered to be predictive of future results.
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. In the first quarter of 2023, Regions experienced a decline in low-cost deposit balances, both from the normalization of balances acquired from stimulative policies, as well as from late-cycle rate seeking behavior by higher-balance customers. The baseline projects between $2 billion and $3 billion of additional deposit runoff over the coming quarters, before balances stabilize and begin to modestly expand. Assuming runoff mimics the expected total deposit mix, an additional deposit outflow of $1 billion would reduce net interest income by $24 million over 12 months in the parallel +100 basis point scenario in Table 18. Conversely, if an additional $1 billion are retained a positive benefit of $24 million would be expected over 12 months in the parallel +100 basis point scenario in Table 18.
In rising rate scenarios only, management assumes that the mix of legacy deposits will change versus the base case as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some remixing shift from non-interest-bearing to interest-bearing products will occur. The magnitude of the remixing shift is rate dependent and equates to approximately $4 billion over 12 months in the parallel +100 basis point scenario in Table 18. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $25 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $25 million.
The deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. In the base case scenario, management expects an approximate 35 percent full cycle beta by year-end 2023. The parallel +100 basis point shock scenario in Table 18 also incorporates an incremental beta of approximately 40 percent above the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in the parallel +100 basis point shock would increase or decrease net interest income by approximately $40 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 19 and its accompanying description.
Table 18—Interest Rate Sensitivity

Estimated Annual % Change in Net Interest Income March 31, 2023(1)(2)
(in millions)
Gradual Change in Interest Rates
+ 200 basis points	$88
+ 100 basis points	54
- 100 basis points	(116)
- 200 basis points	(241)

Instantaneous Change in Interest Rates
+ 200 basis points	$80
+ 100 basis points	62
- 100 basis points	(176)
- 200 basis points	(374)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)All active cash flow hedges, including forward starting hedges, are reflected within the measurement horizon..See Table 20 for additional information regarding hedge start and maturity dates.

Regions' comprehensive interest rate risk management approach uses derivatives, as discussed further below, and debt securities to manage its interest rate risk position.
During the first quarter of 2023, as part of its dynamic balance sheet management strategy, the Company executed transactions to opportunistically terminate short-term swaps, extend incremental downside rate protection over a longer horizon and reduce exposure to large falling rate movements where deposit pricing is less likely to provide meaningful interest rate protection.
The Company terminated $2.25 billion of receive-fixed swaps with a weighted-average maturity of September 2023 and a weighted-average receive-fixed rate of 3.65 percent at opportunistic rate levels. Also during the quarter, $1.75 billion of 3-year maturity, forward starting receive-fixed swaps that become active in January 2026, were added with a weighted-average receive-fixed rate of 3.04 percent. Finally, the Company added $1.5 billion of forward starting interest rate options. These options were constructed with purchased interest rate floors at a weighted-average strike of 1.81 percent. To completely offset the cost of these floors, the strategy includes sold interest rate caps with a weighted-average strike of 6.23 percent.
Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity.
Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity. ALCO, which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit, and foreign exchange risks. The most common derivatives Regions employs are forward rate contracts, forward sale commitments, futures contracts, interest rate swaps, interest rate options (caps, floors and collars), and contracts with a combination of these instruments.
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
Regions has made use of interest rate swaps and options in balance sheet hedging strategies to effectively convert a portion of its fixed-rate funding position to a variable-rate position, to effectively convert a portion of its fixed-rate debt securities available for sale portfolio to a variable-rate position, and to effectively convert a portion of its floating-rate loan portfolios to fixed-rate. Regions also uses derivatives to economically manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.

The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	March 31, 2023
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)	$23	8.8	2.8%	2.7%
Receive fixed/pay variable swaps - borrowed funds	1,400	3.5	0.6%	4.8%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)	$27,800	3.7	3.0%	4.3%
Interest rate options(3)	1,500	5.1
Total derivatives designated as hedging instruments	$30,723

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional. For more information on notional by year, see Table 20.
(3)Interest rate options have a cap strike of 6.23% and a floor of 1.81%.
The following table presents the average asset hedge notional amounts that are active during each of the remaining annual periods. Asset hedge notional amounts mature prior to the end of 2031, with an immaterial amount of notional maturing in early 2032.
Table 20—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended			Years Ended
	6/30/2023	9/30/2023	12/31/2023	2024	2025	2026	2027	2028	2029	2030	2031
	(in millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$8,600	$14,959	$18,018	$20,411	$18,989	$15,529	$10,708	$4,862	$8	$—	$—
Receive variable/pay fixed swaps	—	—	—	—	—	—	15	23	23	23	23
Net receive fixed/pay variable swaps	$8,600	$14,959	$18,018	$20,411	$18,989	$15,529	$10,693	$4,839	$(15)	$(23)	$(23)

Interest rate options	$—	$—	$—	$1,001	$1,500	$1,500	$1,500	$499	$—	$—	$—
_________
(1)All cash flow hedges are reflected within the 12-month measurement horizon and included in income sensitivity levels as disclosed in Table 18.
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
Regions has exposure to LIBOR-based products throughout several lines of business. As of March 31, 2023, Regions had the following exposures that reference LIBOR:
•Approximately $7.9 billion of total commercial and investor real estate loans, of which approximately $7.1 billion mature after June 30, 2023;
•Approximately $689.5 million of total consumer loans, all of which mature after June 30, 2023;
•Securities within the investment portfolio of approximately $232 million, all of which mature after June 30, 2023;
•Notional amount of interest rate derivatives totaling approximately $75.6 billion, of which approximately $73.1 billion mature after June 30, 2023;
•Series B and C preferred stock with total carrying values of $433 million and $490 million, respectively, that reference LIBOR when their dividend rate begins to float after LIBOR is no longer published. The Company expects to transition Series B and C preferred stock to SOFR pursuant to the Adjustable Interest Rate Act prior to the transition deadline.
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
LIQUIDITY
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the needs of the Company and its customers. Regions’ goal in liquidity management is to maintain diverse liquidity sources and reserves sufficient to satisfy the cash flow requirements of depositors and borrowers, under normal and stressed conditions. Accordingly, Regions maintains a variety of liquidity sources to fund its obligations, as further described below. See also Note 11 "Commitments, Contingencies and Guarantees" to the consolidated financial statements for additional discussion of the Company’s funding requirements. Furthermore, Regions performs specific procedures, including scenario analyses and stress testing to evaluate and maintain appropriate levels of available liquidity in alignment with liquidity risk.

Regions' operation of its business provides a generally balanced liquidity base which is comprised of customer assets, consisting principally of loans, and funding provided by customer deposits and borrowed funds. Maturities in the loan portfolio provide a steady flow of funds, and are supplemented by Regions' deposit base.
Cash reserves, liquid assets and secured borrowing capabilities aid in the management of liquidity in normal and stressed conditions, and/or meeting the need of contingent events such as obligations related to potential litigation. As part of its normal management practice, Regions maintains collateral and operational readiness to utilize secured funding sources such as FHLB (in accordance with applicable daily limits), FRB or BTFP on a same-day basis. While the securities portfolio is a primary source of liquidity, the secured borrowing capabilities, in addition to cash reserves on hand, assist in alleviating the Company's need to sell securities for funding purposes. Liquidity needs can also be met by borrowing funds in national money markets, though Regions does maintain limits on short-term unsecured funding due to the volatility that can affect such markets.
The following table summarizes the Company's available sources of liquidity as of March 31, 2023:
Table 21—Liquidity Sources

Availability as of March 31, 2023
(in billions)
Cash at the FRB(1)	$6.4
Liquid securities free to use, including at BTFP(2)	20.7
Liquid corporate bonds	0.6
Other unencumbered securities	0.1
FHLB borrowing availability	13.2
FRB borrowing availability through the discount window	12.8
Total liquidity sources	$53.8
____
(1) Includes small in transit items that may not yet be reflected in the Fed master account closing balance.
(2) Securities pledged under the BTFP are measured at par value, as provided in the program, resulting in additional collateral of approximately $1.7 billion at March 31, 2023.
The balance with the FRB is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At March 31, 2023, Regions had approximately $6.4 billion in cash on deposit with the FRB and other depository institutions, a decrease from approximately $9.2 billion at December 31, 2022, driven by the expected decline in deposits during the period. Refer to the "Cash and Cash Equivalents" and "Deposits" sections for more information.
The securities portfolio also serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 2 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the available for sale securities portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements, including the BTFP. In March 2023, the Federal Reserve created the BTFP as an additional liquidity source, under which securities may be pledged at their par value for a lending arrangement up to one year in length. Regions' securities portfolio consists of U.S. Treasury securities, federal agency securities, MBS and corporate and other debt. In evaluating the liquidity within the securities portfolio, "liquid securities free to use" are primarily comprised of U.S Treasury securities and agency MBS. These highly liquid securities include free to pledge securities as well as the incremental borrowing availability under the BTFP, which is based on collateral values being measured at par value under the program. Additionally, certain corporate bonds are considered to be highly liquid. Additionally, other unencumbered securities, primarily non-agency commercial MBS, serve as a source of liquidity.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2023, Regions had $2.0 billion in short-term FHLB borrowings and had additional borrowing capacity from the FHLB, as shown in Table 21. FHLB borrowing capacity is determined based on eligible securities and loan amounts that can be used in collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
Regions has additional borrowing availability with the FRB through the discount window as shown in Table 21. FRB borrowing capacity is determined based on eligible loan amounts that can be used as collateral for future borrowing capacity.
Regions maintains a shelf registration statement with the SEC that can be utilized by Regions to issue various debt and/or equity securities. Additionally, Regions' Board has authorized Regions Bank to issue up to $10 billion in aggregate principal amount of bank notes outstanding at any one time. Refer to Note 11 "Borrowed Funds" to the consolidated financial statements in the 2022 Annual Report on Form 10-K for additional information.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for additional information.
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $2.1 billion at March 31, 2023. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
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
In the event of a cyber-attack or other data breach, Regions may be required to incur significant expenses, including with respect to remediation costs, costs of implementing additional preventative measures, addressing any reputational harm and addressing any related regulatory inquiries or civil litigation arising from the event. Refer to the "Information Security Risk" section in Management's Discussion and Analysis included in the Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of Regions' information security risk.
PROVISION FOR (BENEFIT FROM) CREDIT LOSSES
The provision for (benefit from) credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $135 million during the first quarter of 2023 compared to a benefit from credit losses of $36 million during the first quarter of 2022. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 22—Non-Interest Income

	Three Months Ended March 31		Quarter-to-Date Change 3/31/2023 vs. 3/31/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$155	$168	$(13)	(7.7)%
Card and ATM fees	121	124	(3)	(2.4)%
Capital markets income	42	73	(31)	(42.5)%
Investment management and trust fee income	76	75	1	1.3%
Mortgage income	24	48	(24)	(50.0)%
Investment services fee income	36	26	10	38.5%
Commercial credit fee income	26	22	4	18.2%
Bank-owned life insurance	17	14	3	21.4%
Market valuation adjustments on employee benefit assets - other	(1)	(14)	13	(92.9)%
Securities gains (losses), net	(2)	—	(2)	NM
Other miscellaneous income	40	48	(8)	(16.7)%
	$534	$584	$(50)	(8.6)%
_______
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, corporate analysis service charges, non-sufficient fund fees, and other customer transaction-related service charges. During the three months ended March 31, 2023, service charges decreased compared to the same period in 2022, primarily as a result of overdraft-related policy enhancements that eliminated non-sufficient fund fees in mid-June 2022. An increase in fees from treasury management partially offset the overall decline in service charges.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income decreased in the three months ended March 31, 2023 compared to the same period in 2022, driven primarily by negative credit/debit valuation adjustments due to rate and spread movements. Partially offsetting the negative valuation adjustments was an increase in M&A advisory fees in the first three months of 2023 compared to the same period in 2022 due to timing of transactions.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the three months ended March 31, 2023 compared to the same period in 2022 was due primarily to lower mortgage production and sales as a result of higher market interest rates. Additionally, mortgage income for the three months ended March 31, 2022 included approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools. Partially offsetting these declines in mortgage income was an increase in mortgage servicing income, which overcame a decline in mortgage servicing rights valuation and net hedges.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during the three months ended March 31, 2023 compared to the same period in 2022 due primarily to the rising interest rate environment, which has driven increases in fixed annuity rates and the related investment income. Also contributing was an increase in assets under management due to an increase in financial advisors.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. Market value adjustments on employee benefit assets decreased in the three months ended March 31, 2023 compared to the same period in 2022 due to market volatility. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), net
Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section and Note 2 "Debt Securities" to the consolidated financial statements for more information.

Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments (other than the item listed separately in Table 22 above), fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decline in commercial loan and leasing related fee income, a decrease in SBIC income, and a decline in other miscellaneous income.
NON-INTEREST EXPENSE
Table 23—Non-Interest Expense

	Three Months Ended March 31		Quarter-to-Date Change 3/31/23 versus 3/31/22
	2023	2022	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$616	$546	$70	12.8%
Equipment and software expense	102	95	7	7.4%
Net occupancy expense	73	75	(2)	(2.7)%
Outside services	39	38	1	2.6%
Marketing	27	24	3	12.5%
Professional, legal and regulatory expenses	19	17	2	11.8%
Credit/checkcard expenses	14	26	(12)	(46.2)%
FDIC insurance assessments	25	14	11	78.6%
Visa class B shares expense	8	5	3	60.0%
Branch consolidation, property and equipment charges	2	1	1	100.0%
Other miscellaneous expenses	102	92	10	10.9%
	$1,027	$933	$94	10.1%

Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased during the first three months of 2023 compared to the same period in 2022 primarily due to an increase in base salaries resulting from annual merit increases in the first quarter of 2023 compared to the second quarter of 2022, higher benefit expenses and higher incentive compensation. Full-time equivalent headcount increased from 19,723 at March 31, 2022 to 20,113 at March 31, 2023 further contributing to the increase in salaries and employee benefits.
Credit/checkcard Expenses
Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses decreased in the first three months of 2023 compared to the same period in 2022 primarily due to a debit card accrual in the first quarter 2022 related to a previous matter that did not repeat.
FDIC Insurance Assessments
FDIC insurance assessments increased during in the first three months of 2023 compared to the same period in 2022 due to higher FDIC premium expenses primarily resulting from a two basis point increase in the quarterly assessment rate schedules charged to all financial institutions effective for the first quarter of 2023 and, to a lesser degree, as a result of loan growth and declining cash balances.
The FDIC has estimated losses resulting from recent large regional institution failures, including the portion attributable to protection of uninsured depositors under the Systemic Risk Exception. Federal law requires that any losses to the FDIC’s Deposit Insurance Fund related to this action be repaid by a special assessment on banks. While previous special assessments have been allocated to larger institutions based on size, the FDIC has wide discretion on how to levy the special assessments. Regions is unable to reasonably estimate the impact or timing of recognition at this time.
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, operational losses and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased in the first quarter of 2023 compared to the same period in 2022 primarily due to higher non-service based pension-related expenses.

INCOME TAXES
The Company’s income tax expense for the three months ended March 31, 2023 was $177 million compared to $154 million for the three months ended March 31, 2022, resulting in effective tax rates of 22.4 percent and 21.9 percent, respectively. See the "First Quarter Overview" for the Company's near-term expectations for future tax rates.
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
At March 31, 2023, the Company reported a net deferred tax asset of $720 million compared to $943 million at December 31, 2022. The change in the net deferred tax was due primarily to the deferred tax impact of decreases in unrealized losses on securities available for sale and derivative instruments arising during the period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2023, there were no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this item is set forth in Note 11 "Commitments, Contingencies and Guarantees" in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated by reference.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Regions' Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024.
During the three months ended March 31, 2023, Regions did not repurchase any outstanding common stock.
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

101
The following materials are formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2023	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)