Form 10-Q
period 2023-06-30
REGIONS FINANCIAL CORP
filed 2023-08-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 001-34034

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North
Birmingham
Alabama	35203
(Address of principal executive offices)	(Zip Code)
(800) 734-4667
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	RF	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B	RF PRB	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
5.700% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	RF PRC	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of
4.45% Non-Cumulative Perpetual Preferred Stock, Series E	RF PRE	New York Stock Exchange
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
As of August 4, 2023 there were 938,377,457 shares of the issuer's common stock, par value $.01 per share, outstanding.

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
CME Term SOFR - Chicago Mercantile Exchange published term Secured Overnight Financing Rate.
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
IRS - Internal Revenue Service.
LIBOR - London InterBank Offered Rate.
LIBOR Act - Adjustable Interest Rate Act
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
•Changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, such as special FDIC assessments, any new long-term debt requirements, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, including as a result of the changes in U.S. presidential administration, control of the U.S. Congress, and changes in personnel at the bank regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.
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
The foregoing list of factors is not exhaustive. For discussion of these and other factors that may cause actual results to differ from expectations, look under the captions “Forward-Looking Statements” and “Risk Factors” in Regions’ Annual Report on Form 10-K for the year ended December 31, 2022 and in Regions’ subsequent filings with the SEC.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(In millions, except share data)
Assets
Cash and due from banks	$2,480	$1,997
Interest-bearing deposits in other banks	7,406	9,230
Debt securities held to maturity (estimated fair value of $727 and $751, respectively)	777	801
Debt securities available for sale (amortized cost of $30,624 and $31,367, respectively)	27,296	27,933
Loans held for sale (includes $340 and $196 measured at fair value, respectively)	554	354
Loans, net of unearned income	99,191	97,009
Allowance for loan losses	(1,513)	(1,464)
Net loans	97,678	95,545
Other earning assets	1,563	1,308
Premises and equipment, net	1,622	1,718
Interest receivable	575	511
Goodwill	5,733	5,733
Residential mortgage servicing rights at fair value	801	812
Other identifiable intangible assets, net	226	249
Other assets	8,945	9,029
Total assets	$155,656	$155,220
Liabilities and Equity
Deposits:
Non-interest-bearing	$46,898	$51,348
Interest-bearing	80,061	80,395
Total deposits	126,959	131,743
Borrowed funds:
Short-term borrowings	3,000	—
Long-term borrowings	4,293	2,284
Total borrowed funds	7,293	2,284
Other liabilities	4,743	5,242
Total liabilities	138,995	139,269
Equity:
Preferred stock, authorized 10 million shares, par value $1.00 per share:
Non-cumulative perpetual, including related surplus, net of issuance costs; issued—1,403,500 shares	1,659	1,659
Common stock, authorized 3 billion shares, par value $0.01 per share:
Issued including treasury stock—979,347,627 and 975,524,168 shares, respectively	10	10
Additional paid-in capital	11,979	11,988
Retained earnings	7,802	7,004
Treasury stock, at cost— 41,032,676 shares	(1,371)	(1,371)
Accumulated other comprehensive income (loss), net	(3,440)	(3,343)
Total shareholders’ equity	16,639	15,947
Noncontrolling interest	22	4
Total equity	16,661	15,951
Total liabilities and equity	$155,656	$155,220

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(In millions, except per share data)
Interest income on:
Loans, including fees	$1,454	$932	$2,814	$1,808
Debt securities	185	157	372	295
Loans held for sale	10	10	17	19
Other earning assets	90	56	177	85
Total interest income	1,739	1,155	3,380	2,207
Interest expense on:
Deposits	260	20	439	33
Short-term borrowings	42	—	47	—
Long-term borrowings	56	27	96	51
Total interest expense	358	47	582	84
Net interest income	1,381	1,108	2,798	2,123
Provision for credit losses	118	60	253	24
Net interest income after provision for credit losses	1,263	1,048	2,545	2,099
Non-interest income:
Service charges on deposit accounts	152	165	307	333
Card and ATM fees	130	133	251	257
Investment management and trust fee income	77	72	153	147
Capital markets income	68	112	110	185
Mortgage income	26	47	50	95
Securities gains (losses), net	—	—	(2)	—
Other	123	111	241	207
Total non-interest income	576	640	1,110	1,224
Non-interest expense:
Salaries and employee benefits	603	575	1,219	1,121
Equipment and software expense	101	97	203	192
Net occupancy expense	73	75	146	150
Other	334	201	570	418
Total non-interest expense	1,111	948	2,138	1,881
Income before income taxes	728	740	1,517	1,442
Income tax expense	147	157	324	311
Net income	$581	$583	$1,193	$1,131
Net income available to common shareholders	$556	$558	$1,144	$1,082
Weighted-average number of shares outstanding:
Basic	939	934	938	936
Diluted	939	940	941	943
Earnings per common share:
Basic	$0.59	$0.60	$1.22	$1.16
Diluted	0.59	0.59	1.22	1.15

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30
	2023	2022
	(In millions)
Net income	$581	$583
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(1)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	1
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($88) and ($237) tax effect, respectively)	(256)	(694)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	—	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	(256)	(694)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($126) and ($34) tax effect, respectively)	(370)	(109)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($8) and $20 tax effect, respectively)	(24)	58
Net change in unrealized gains (losses) on derivative instruments, net of tax	(346)	(167)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($1) and ($1) tax effect, respectively)	(5)	(7)
Net change from defined benefit pension plans and other post employment benefits, net of tax	5	7
Other comprehensive income (loss), net of tax	(596)	(853)
Comprehensive income (loss)	$(15)	$(270)

	Six Months Ended June 30
	2023	2022
	(In millions)
Net income	$1,193	$1,131
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of zero and zero tax effect, respectively)	(1)	(2)
Net change in unrealized losses on securities transferred to held to maturity, net of tax	1	2
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $26 and ($618) tax effect, respectively)	77	(1,811)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of zero and zero tax effect, respectively)	(2)	—
Net change in unrealized gains (losses) on securities available for sale, net of tax	79	(1,811)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($76) and ($140) tax effect, respectively)	(222)	(420)
Less: reclassification adjustments for gains (losses) on derivative instruments realized in net income (net of ($12) and $48 tax effect, respectively)	(35)	140
Net change in unrealized gains (losses) on derivative instruments, net of tax	(187)	(560)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of actuarial loss and settlements realized in net income (net of ($3) and ($3) tax effect, respectively)	(10)	(13)
Net change from defined benefit pension plans and other post employment benefits, net of tax	10	13
Other comprehensive income (loss), net of tax	(97)	(2,356)
Comprehensive income (loss)	$1,096	$(1,225)
=
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total	Non- controlling Interest
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2022	2	$1,659	942	$10	$12,189	$5,550	$(1,371)	$289	$18,326	$—
Net income	—	—	—	—	—	548	—	—	548	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1,503)	(1,503)	—
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock share repurchases	—	—	(9)	—	(215)	—	—	—	(215)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	9	—	—	—	9	—
BALANCE AT MARCH 31, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982	$—

BALANCE AT APRIL 1, 2022	2	$1,659	933	$10	$11,983	$5,915	$(1,371)	$(1,214)	$16,982	$—
Net income	—	—	—	—	—	583	—	—	583	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(853)	(853)	—
Cash dividends declared	—	—	—	—	—	(159)	—	—	(159)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock share repurchases	—	—	1	—	(15)	—	—	—	(15)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	(6)	—	—	—	(6)	—
BALANCE AT JUNE 30, 2022	2	$1,659	934	$10	$11,962	$6,314	$(1,371)	$(2,067)	$16,507	$—

BALANCE AT JANUARY 1, 2023	2	$1,659	934	$10	$11,988	$7,004	$(1,371)	$(3,343)	$15,947	$4
Cumulative effect from change in accounting guidance	—	—	—	—	—	28	—	—	28	—
Net income	—	—	—	—	—	612	—	—	612	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	499	499	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(24)	—	—	(24)	—
Impact of common stock transactions under compensation plans, net	—	—	—	—	8	—	—	—	8	—
Other	—	—	—	—	—	—	—	—	—	15
BALANCE AT MARCH 31, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19

BALANCE AT APRIL 1, 2023	2	$1,659	934	$10	$11,996	$7,433	$(1,371)	$(2,844)	$16,883	$19
Net income	—	—	—	—	—	581	—	—	581	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(596)	(596)	—
Cash dividends declared	—	—	—	—	—	(187)	—	—	(187)	—
Preferred stock dividends	—	—	—	—	—	(25)	—	—	(25)	—
Impact of common stock transactions under compensation plans, net	—	—	5	—	(17)	—	—	—	(17)	—
Other	—	—	—	—	—	—	—	—	—	3
BALANCE AT JUNE 30, 2023	2	$1,659	939	$10	$11,979	$7,802	$(1,371)	$(3,440)	$16,639	$22
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2023	2022
	(In millions)
Operating activities:
Net income	$1,193	$1,131
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	253	24
Depreciation, amortization and accretion, net	124	201
Securities (gains) losses, net	2	—
Deferred income tax expense (benefit)	13	76
Originations and purchases of loans held for sale	(1,785)	(2,811)
Proceeds from sales of loans held for sale	1,591	3,168
(Gain) loss on sale of loans, net	(14)	(18)
Net change in operating assets and liabilities:
Other earning assets	(255)	(244)
Interest receivable and other assets	4	(620)
Other liabilities	(541)	637
Other	8	(39)
Net cash from operating activities	593	1,505
Investing activities:
Proceeds from maturities of debt securities held to maturity	24	63
Proceeds from sales of debt securities available for sale	33	1,106
Proceeds from maturities of debt securities available for sale	1,499	2,621
Purchases of debt securities available for sale	(791)	(6,789)
Net (payments for) proceeds from bank-owned life insurance	2	(1)
Proceeds from sales of loans	107	461
Purchases of loans	(232)	(571)
Net change in loans	(2,225)	(5,602)
Purchases of mortgage servicing rights	(39)	(234)
Net purchases of other assets	(72)	(41)
Net cash from investing activities	(1,694)	(8,987)
Financing activities:
Net change in deposits	(4,784)	(809)
Net change in short-term borrowings	3,000	—
Proceeds from long-term borrowings	2,000	—
Cash dividends on common stock	(374)	(319)
Cash dividends on preferred stock	(49)	(49)
Repurchases of common stock	—	(230)
Taxes paid related to net share settlement of equity awards	(33)	(22)
Net cash from financing activities	(240)	(1,429)
Net change in cash and cash equivalents	(1,341)	(8,911)
Cash and cash equivalents at beginning of year	11,227	29,411
Cash and cash equivalents at end of period	$9,886	$20,500
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
FAIR VALUE MEASUREMENTS - FAIR VALUE OF FINANCIAL INSTRUMENTS
The method and assumptions used to estimate the fair value of certain financial instruments entered into in 2023 is discussed below. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding fair value measurements.
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
NOTE 2. DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities held to maturity and debt securities available for sale are as follows:

	June 30, 2023
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$267	$—	$(9)	$258	$—	$(20)	$238
Commercial agency	520	—	(1)	519	—	(30)	489
	$787	$—	$(10)	$777	$—	$(50)	$727

Debt securities available for sale:
U.S. Treasury securities	$1,312	$—	$(121)	$1,191			$1,191
Federal agency securities	991	—	(65)	926			926
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,005	—	(2,435)	16,570			16,570
Commercial agency	8,063	—	(638)	7,425			7,425
Commercial non-agency	94	—	(13)	81			81
Corporate and other debt securities	1,157	1	(57)	1,101			1,101
	$30,624	$1	$(3,329)	$27,296			$27,296

	December 31, 2022
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$289	$—	$(10)	$279	$—	$(21)	$258
Commercial agency	523	—	(1)	522	—	(29)	493
	$812	$—	$(11)	$801	$—	$(50)	$751

Debt securities available for sale:
U.S. Treasury securities	$1,310	$—	$(123)	$1,187			$1,187
Federal agency securities	898	—	(62)	836			836
Obligations of states and political subdivisions	2	—	—	2			2
Mortgage-backed securities:
Residential agency	19,477	—	(2,523)	16,954			16,954
Residential non-agency	1	—	—	1			1
Commercial agency	8,262	—	(649)	7,613			7,613
Commercial non-agency	198	—	(12)	186			186
Corporate and other debt securities	1,219	1	(66)	1,154			1,154
	$31,367	$1	$(3,435)	$27,933			$27,933
_________
(1)The gross unrealized losses recognized in OCI on securities held to maturity resulted from a transfer of securities available for sale to held to maturity in the second quarter of 2013.
Debt securities with carrying values of $23.0 billion and $8.8 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, trust deposits and other borrowing arrangements, including the BTFP. Securities that are pledged to secure funding from the BTFP are unencumbered until an advance is taken through the program.
The amortized cost and estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$267	$238
Commercial agency	520	489
	$787	$727
Debt securities available for sale:
Due in one year or less	$246	$242
Due after one year through five years	2,723	2,519
Due after five years through ten years	329	314
Due after ten years	164	145
Mortgage-backed securities:
Residential agency	19,005	16,570
Commercial agency	8,063	7,425
Commercial non-agency	94	81
	$30,624	$27,296
The following tables present gross unrealized losses and the related estimated fair value of debt securities held to maturity and debt securities available for sale at June 30, 2023 and December 31, 2022. For debt securities transferred to held to maturity from available for sale, the analysis in the tables below compares the securities' original amortized cost to its current estimated fair value. All securities in an unrealized position are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	June 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$—	$—	$238	$(29)	$238	$(29)
Commercial agency	—	—	483	(30)	483	(30)
	$—	$—	$721	$(59)	$721	$(59)

Debt securities available for sale:
U.S Treasury securities	$247	$(7)	$938	$(114)	$1,185	$(121)
Federal agency securities	282	(8)	644	(57)	926	(65)
Mortgage-backed securities:
Residential agency	1,790	(73)	14,765	(2,362)	16,555	(2,435)
Commercial agency	2,567	(110)	4,858	(528)	7,425	(638)
Commercial non-agency	—	—	81	(13)	81	(13)
Corporate and other debt securities	235	(5)	787	(52)	1,022	(57)
	$5,121	$(203)	$22,073	$(3,126)	$27,194	$(3,329)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Debt securities held to maturity:
Mortgage-backed securities:
Residential agency	$251	$(29)	$7	$(1)	$258	$(30)
Commercial agency	469	(26)	24	(4)	493	(30)
	$720	$(55)	$31	$(5)	$751	$(60)

Debt securities available for sale:
U.S. Treasury securities	$276	$(8)	$903	$(115)	$1,179	$(123)
Federal agency securities	766	(50)	53	(12)	819	(62)
Mortgage-backed securities:
Residential agency	9,350	(1,005)	7,578	(1,518)	16,928	(2,523)
Commercial agency	6,110	(400)	1,503	(249)	7,613	(649)
Commercial non-agency	141	(8)	45	(4)	186	(12)
Corporate and other debt securities	736	(36)	354	(30)	1,090	(66)
	$17,379	$(1,507)	$10,436	$(1,928)	$27,815	$(3,435)
The number of individual debt positions in an unrealized loss position in the tables above decreased from 1,806 at December 31, 2022 to 1,804 at June 30, 2023. The decrease in the number of securities and the total amount of unrealized losses from year-end 2022 was primarily due to changes in market interest rates. In instances where an unrealized loss existed, there was no indication of an adverse change in credit on the underlying positions in the tables above. As it relates to these positions, management believes no individual unrealized loss represented credit impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the positions before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of debt securities available for sale were immaterial for the three and six months ended June 30, 2023 and 2022. The cost of securities sold is based on the specific identification method. As part of the Company's normal process for evaluating impairment, management did not identify any positions where impairment was believed to exist in either of the three and six months ended June 30, 2023 or 2022.

NOTE 3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2023	December 31, 2022
	(In millions)
Commercial and industrial	$52,300	$50,905
Commercial real estate mortgage—owner-occupied	4,797	5,103
Commercial real estate construction—owner-occupied	292	298
Total commercial	57,389	56,306
Commercial investor real estate mortgage	6,500	6,393
Commercial investor real estate construction	2,132	1,986
Total investor real estate	8,632	8,379
Residential first mortgage	19,755	18,810
Home equity lines	3,313	3,510
Home equity loans	2,425	2,489
Consumer credit card	1,231	1,248
Other consumer—exit portfolio	416	570
Other consumer	6,030	5,697
Total consumer	33,170	32,324
Total loans, net of unearned income	$99,191	$97,009

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
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2023	$693	$126	$653	$1,472
Provision for loan losses	46	25	51	122
Loan losses:
Charge-offs	(52)	—	(60)	(112)
Recoveries	21	—	10	31
Net loan (losses) recoveries	(31)	—	(50)	(81)
Allowance for loan losses, June 30, 2023	708	151	654	1,513
Reserve for unfunded credit commitments, April 1, 2023	77	27	20	124
Provision for (benefit from) unfunded credit commitments	5	(8)	(1)	(4)
Reserve for unfunded credit commitments, June 30, 2023	82	19	19	120
Allowance for credit losses, June 30, 2023	$790	$170	$673	$1,633

	Three Months Ended June 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2022	$620	$75	$721	$1,416
Provision for (benefit from) loan losses	(14)	15	46	47
Loan losses:
Charge-offs	(22)	—	(48)	(70)
Recoveries	13	1	18	32
Net loan (losses) recoveries	(9)	1	(30)	(38)
Allowance for loan losses, June 30, 2022	597	91	737	1,425
Reserve for unfunded credit commitments, April 1, 2022	52	8	16	76
Provision for unfunded credit commitments	5	2	6	13
Reserve for unfunded credit commitments, June 30, 2022	57	10	22	89
Allowance for credit losses, June 30, 2022	$654	$101	$759	$1,514

	Six Months Ended June 30, 2023
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, December 31, 2022	$665	$121	$678	$1,464
Cumulative effect of accounting guidance (1)	(3)	(3)	(32)	(38)
Allowance for loan losses, January 1, 2023 (adjusted for change in accounting guidance)	662	118	646	1,426
Provision for loan losses	116	33	102	251
Loan losses:
Charge-offs	(101)	—	(116)	(217)
Recoveries	31	—	22	53
Net loan (losses) recoveries	(70)	—	(94)	(164)
Allowance for loan losses, June 30, 2023	708	151	654	1,513
Reserve for unfunded credit commitments, January 1, 2023	72	21	25	118
Provision for (benefit from) unfunded credit losses	10	(2)	(6)	2
Reserve for unfunded credit commitments, June 30, 2023	82	19	19	120
Allowance for credit losses, June 30, 2023	$790	$170	$673	$1,633

	Six Months Ended June 30, 2022
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2022	$682	$79	$718	$1,479
Provision for (benefit from) loan losses	(63)	11	82	30
Loan losses:
Charge-offs	(48)	—	(99)	(147)
Recoveries	26	1	36	63
Net loan (losses) recoveries	(22)	1	(63)	(84)
Allowance for loan losses, June 30, 2022	597	91	737	1,425
Reserve for unfunded credit commitments, January 1, 2022	58	8	29	95
Provision for (benefit from) unfunded credit losses	(1)	2	(7)	(6)
Reserve for unfunded credit commitments, June 30, 2022	57	10	22	89
Allowance for credit losses, June 30, 2022	$654	$101	$759	$1,514
_____
(1) See Note 1 for additional information.

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
The following tables present applicable credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, by vintage year as of June 30, 2023 and December 31, 2022. Gross charge-offs are also presented by vintage year for the six months ended June 30, 2023 as a result of the prospective adoption of new accounting guidance. See Note 1 and Note 12 for additional information. Classes in the commercial and investor real estate portfolio segments are disclosed by risk rating. Classes in the consumer portfolio segment are disclosed by current FICO scores. Refer to Note 5 "Allowance for Credit Losses" in the Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding Regions' credit quality indicators.

	June 30, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$5,217	$10,688	$6,018	$2,717	$1,705	$3,684	$19,693	$—	$83	$49,805
Special Mention	244	208	103	15	13	6	469	—	—	1,058
Substandard Accrual	88	181	96	44	78	2	651	—	—	1,140
Non-accrual	14	73	48	7	5	32	118	—	—	297
Total commercial and industrial	$5,563	$11,150	$6,265	$2,783	$1,801	$3,724	$20,931	$—	$83	$52,300
Gross charge-offs	$—	$34	$25	$19	$9	$9	$5	$—	$—	$101

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$337	$973	$1,079	$739	$395	$950	$91	$—	$(5)	$4,559
Special Mention	7	17	19	30	7	26	1	—	—	107
Substandard Accrual	6	19	26	22	12	11	1	—	—	97
Non-accrual	6	—	9	8	2	8	1	—	—	34
Total commercial real estate mortgage—owner-occupied:	$356	$1,009	$1,133	$799	$416	$995	$94	$—	$(5)	$4,797
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$30	$110	$62	$24	$13	$40	$1	$—	$—	$280
Special Mention	—	—	—	—	—	2	—	—	—	2
Substandard Accrual	2	—	—	2	—	1	—	—	—	5
Non-accrual	—	—	—	1	1	3	—	—	—	5
Total commercial real estate construction—owner-occupied:	$32	$110	$62	$27	$14	$46	$1	$—	$—	$292
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial	$5,951	$12,269	$7,460	$3,609	$2,231	$4,765	$21,026	$—	$78	$57,389
Gross commercial charge-offs	$—	$34	$25	$19	$9	$9	$5	$—	$—	$101

Commercial investor real estate mortgage:
Risk rating:
Pass	$711	$1,874	$1,117	$658	$358	$199	$452	$—	$(5)	$5,364
Special Mention	35	325	144	21	—	19	73	—	—	617
Substandard Accrual	85	135	38	55	67	41	—	—	—	421
Non-accrual	66	—	—	—	13	19	—	—	—	98
Total commercial investor real estate mortgage	$897	$2,334	$1,299	$734	$438	$278	$525	$—	$(5)	$6,500
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor real estate construction:
Risk rating:
Pass	$136	$711	$472	$77	$1	$2	$590	$—	$(15)	$1,974
Special Mention	—	96	—	—	—	—	41	—	—	137
Substandard Accrual	—	3	—	18	—	—	—	—	—	21
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$136	$810	$472	$95	$1	$2	$631	$—	$(15)	$2,132
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total investor real estate	$1,033	$3,144	$1,771	$829	$439	$280	$1,156	$—	$(20)	$8,632
Gross investor real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Residential first mortgage:
FICO scores:
Above 720	$1,094	$2,753	$4,475	$4,591	$854	$2,557	$—	$—	$—	$16,324
681-720	135	311	357	269	70	306	—	—	—	1,448
620-680	60	163	175	110	48	287	—	—	—	843
Below 620	7	63	103	82	49	403	—	—	—	707
Data not available	22	23	51	47	12	98	2	—	178	433
Total residential first mortgage	$1,318	$3,313	$5,161	$5,099	$1,033	$3,651	$2	$—	$178	$19,755
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$—	$1

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,459	$47	$—	$2,506
681-720	—	—	—	—	—	—	346	11	—	357
620-680	—	—	—	—	—	—	191	9	—	200
Below 620	—	—	—	—	—	—	93	7	—	100
Data not available	—	—	—	—	—	—	114	5	31	150
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,203	$79	$31	$3,313
Gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$—	$—	$2

Home equity loans:
FICO scores:
Above 720	$108	$410	$430	$228	$105	$605	$—	$—	$—	$1,886
681-720	20	65	56	23	16	70	—	—	—	250
620-680	8	25	25	9	8	57	—	—	—	132
Below 620	—	6	9	4	7	39	—	—	—	65
Data not available	36	3	5	3	3	26	—	—	16	92
Total home equity loans	$172	$509	$525	$267	$139	$797	$—	$—	$16	$2,425
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$713	$—	$—	$713
681-720	—	—	—	—	—	—	241	—	—	241
620-680	—	—	—	—	—	—	197	—	—	197
Below 620	—	—	—	—	—	—	84	—	—	84
Data not available	—	—	—	—	—	—	15	—	(19)	(4)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,250	$—	$(19)	$1,231
Gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$—	$—	$24

Other consumer—exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$—	$83	$191	$—	$—	$—	$274
681-720	—	—	—	—	23	45	—	—	—	68
620-680	—	—	—	—	14	31	—	—	—	45
Below 620	—	—	—	—	5	19	—	—	—	24
Data not available	—	—	—	—	1	3	—	—	1	5
Total Other consumer- exit portfolios	$—	$—	$—	$—	$126	$289	$—	$—	$1	$416
Gross charge-offs	$—	$—	$—	$—	$3	$5	$—	$—	$—	$8

	June 30, 2023
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2023	2022	2021	2020	2019	Prior
	(In millions)
Other consumer(2):
FICO scores:
Above 720	$800	$1,760	$578	$330	$181	$144	$117	$—	$—	$3,910
681-720	116	467	163	87	40	36	66	—	—	975
620-680	71	344	122	59	26	24	55	—	—	701
Below 620	21	132	66	34	17	17	25	—	—	312
Data not available	82	9	6	5	122	71	2	—	(165)	132
Total other consumer	$1,090	$2,712	$935	$515	$386	$292	$265	$—	$(165)	$6,030
Gross charge-offs	$20	$26	$17	$8	$4	$6	$—	$—	$—	$81

Total consumer loans	$2,580	$6,534	$6,621	$5,881	$1,684	$5,029	$4,720	$79	$42	$33,170
Gross consumer charge-offs	$20	$26	$17	$8	$7	$12	$26	$—	$—	$116

Total Loans	$9,564	$21,947	$15,852	$10,319	$4,354	$10,074	$26,902	$79	$100	$99,191
Total Gross charge-offs	$20	$60	$42	$27	$16	$21	$31	$—	$—	$217

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial and industrial:
Risk rating:
Pass	$11,948	$7,167	$3,277	$2,297	$1,026	$3,283	$19,599	$—	$313	$48,910
Special Mention	85	120	70	30	32	1	282	—	—	620
Substandard Accrual	248	114	39	57	53	17	500	—	—	1,028
Non-accrual	95	55	11	9	36	6	135	—	—	347
Total commercial and industrial	$12,376	$7,456	$3,397	$2,393	$1,147	$3,307	$20,516	$—	$313	$50,905

Commercial real estate mortgage—owner-occupied:
Risk rating:
Pass	$1,058	$1,175	$929	$479	$519	$626	$89	$—	$(5)	$4,870
Special Mention	7	32	17	10	15	12	2	—	—	95
Substandard Accrual	10	16	36	35	5	6	1	—	—	109
Non-accrual	1	2	9	1	5	11	—	—	—	29
Total commercial real estate mortgage—owner-occupied:	$1,076	$1,225	$991	$525	$544	$655	$92	$—	$(5)	$5,103

Commercial real estate construction—owner-occupied:
Risk rating:
Pass	$115	$79	$22	$15	$15	$38	$1	$—	$—	$285
Special Mention	—	—	—	—	2	—	—	—	—	2
Substandard Accrual	2	—	2	—	—	1	—	—	—	5
Non-accrual	—	—	1	1	—	4	—	—	—	6
Total commercial real estate construction—owner-occupied:	$117	$79	$25	$16	$17	$43	$1	$—	$—	$298
Total commercial	$13,569	$8,760	$4,413	$2,934	$1,708	$4,005	$20,609	$—	$308	$56,306

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Commercial investor real estate mortgage:
Risk rating:
Pass	$2,332	$1,321	$634	$466	$257	$94	$490	$—	$(7)	$5,587
Special Mention	229	75	—	18	—	3	38	—	—	363
Substandard Accrual	107		74	138	68	3	—	—	—	390
Non-accrual	52	—	—	—	—	1	—	—	—	53
Total commercial investor real estate mortgage	$2,720	$1,396	$708	$622	$325	$101	$528	$—	$(7)	$6,393

Commercial investor real estate construction:
Risk rating:
Pass	$458	$402	$205	$112	$—	$1	$722	$—	$(16)	$1,884
Special Mention	25	52	—	—	—	—	5	—	—	82
Substandard Accrual	3	—	17	—	—	—	—	—	—	20
Non-accrual	—	—	—	—	—	—	—	—	—	—
Total commercial investor real estate construction	$486	$454	$222	$112	$—	$1	$727	$—	$(16)	$1,986
Total investor real estate	$3,206	$1,850	$930	$734	$325	$102	$1,255	$—	$(23)	$8,379

Residential first mortgage:
FICO scores:
Above 720	$2,485	$4,455	$4,765	$899	$327	$2,445	$—	$—	$—	$15,376
681-720	337	412	313	83	42	300	—	—	—	1,487
620-680	168	183	129	53	34	295	—	—	—	862
Below 620	42	92	77	52	40	379	—	—	—	682
Data not available	27	45	47	13	4	98	2	—	167	403
Total residential first mortgage	$3,059	$5,187	$5,331	$1,100	$447	$3,517	$2	$—	$167	$18,810

Home equity lines:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$2,620	$47	$—	$2,667
681-720	—	—	—	—	—	—	369	12	—	381
620-680	—	—	—	—	—	—	212	11	—	223
Below 620	—	—	—	—	—	—	99	8	—	107
Data not available	—	—	—	—	—	—	97	4	31	132
Total home equity lines	$—	$—	$—	$—	$—	$—	$3,397	$82	$31	$3,510

Home equity loans
FICO scores:
Above 720	$436	$466	$250	$117	$106	$582	$—	$—	$—	$1,957
681-720	75	62	26	17	14	67	—	—	—	261
620-680	29	28	11	12	9	58	—	—	—	147
Below 620	4	8	4	5	7	38	—	—	—	66
Data not available	4	3	3	3	4	24	—	—	17	58
Total home equity loans	$548	$567	$294	$154	$140	$769	$—	$—	$17	$2,489

Consumer credit card:
FICO scores:
Above 720	$—	$—	$—	$—	$—	$—	$719	$—	$—	$719
681-720	—	—	—	—	—	—	246	—	—	246
620-680	—	—	—	—	—	—	204	—	—	204
Below 620	—	—	—	—	—	—	86	—	—	86
Data not available	—	—	—	—	—	—	9	—	(16)	(7)
Total consumer credit card	$—	$—	$—	$—	$—	$—	$1,264	$—	$(16)	$1,248

	December 31, 2022
	Term Loans						Revolving Loans	Revolving Loans Converted to Amortizing	Unallocated (1)	Total
	Origination Year
	2022	2021	2020	2019	2018	Prior
	(In millions)
Other consumer- exit portfolios:
FICO scores:
Above 720	$—	$—	$—	$102	$172	$96	$—	$—	$—	$370
681-720	—	—	—	30	40	23	—	—	—	93
620-680	—	—	—	17	30	17	—	—	—	64
Below 620	—	—	—	7	17	10	—	—	—	34
Data not available	—	—	—	1	3	3	—	—	2	9
Total other consumer- exit portfolios	$—	$—	$—	$157	$262	$149	$—	$—	$2	$570

Other consumer(2):
FICO scores:
Above 720	$2,072	$674	$382	$215	$99	$80	$119	$—	$—	$3,641
681-720	493	200	106	50	23	20	66	—	—	958
620-680	348	153	73	34	19	15	55	—	—	697
Below 620	102	69	38	20	12	8	23	—	—	272
Data not available	61	6	5	130	73	5	2	—	(153)	129
Total other consumer	$3,076	$1,102	$604	$449	$226	$128	$265	$—	$(153)	$5,697
Total consumer loans	$6,683	$6,856	$6,229	$1,860	$1,075	$4,563	$4,928	$82	$48	$32,324
Total Loans	$23,458	$17,466	$11,572	$5,528	$3,108	$8,670	$26,792	$82	$333	$97,009
________
(1)These amounts consist of fees that are not allocated at the loan level and loans serviced by third parties wherein Regions does not receive FICO or vintage information.
(2)Other consumer class includes overdrafts and related gross charge-offs. Overdrafts are included in the current vintage year and the majority of overdraft gross charge-offs for the six months ended June 30, 2023 are also included in the current vintage year.

AGING AND NON-ACCRUAL ANALYSIS
The following tables include an aging analysis of DPD and loans on non-accrual status for each portfolio segment and class as of June 30, 2023 and December 31, 2022. Loans on non-accrual status with no related allowance totaled $160 million comprised of commercial and investor real estate loans at June 30, 2023. Loans on non-accrual status with no related allowance totaled $151 million comprised of commercial loans at December 31, 2022. Non–accrual loans with no related allowance typically include loans where the underlying collateral is deemed sufficient to recover all remaining principal. Loans that have been fully charged-off do not appear in the tables below.

	June 30, 2023
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$37	$18	$10	$65	$52,003	$297	$52,300
Commercial real estate mortgage—owner-occupied	3	1	1	5	4,763	34	4,797
Commercial real estate construction—owner-occupied	—	—	—	—	287	5	292
Total commercial	40	19	11	70	57,053	336	57,389
Commercial investor real estate mortgage	1	—	—	1	6,402	98	6,500
Commercial investor real estate construction	—	—	—	—	2,132	—	2,132
Total investor real estate	1	—	—	1	8,534	98	8,632
Residential first mortgage	84	35	77	196	19,731	24	19,755
Home equity lines	17	11	19	47	3,285	28	3,313
Home equity loans	7	3	8	18	2,419	6	2,425
Consumer credit card	9	7	15	31	1,231	—	1,231
Other consumer—exit portfolios	4	2	1	7	416	—	416
Other consumer	52	27	24	103	6,030	—	6,030
Total consumer	173	85	144	402	33,112	58	33,170
	$214	$104	$155	$473	$98,699	$492	$99,191

	December 31, 2022
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$36	$20	$30	$86	$50,558	$347	$50,905
Commercial real estate mortgage—owner-occupied	7	2	1	10	5,074	29	5,103
Commercial real estate construction—owner-occupied	—	—	—	—	292	6	298
Total commercial	43	22	31	96	55,924	382	56,306
Commercial investor real estate mortgage	—	—	40	40	6,340	53	6,393
Commercial investor real estate construction	—	—	—	—	1,986	—	1,986
Total investor real estate	—	—	40	40	8,326	53	8,379
Residential first mortgage	87	45	81	213	18,779	31	18,810
Home equity lines	18	12	15	45	3,482	28	3,510
Home equity loans	8	3	8	19	2,483	6	2,489
Consumer credit card	9	7	15	31	1,248	—	1,248
Other consumer—exit portfolios	7	3	1	11	570	—	570
Other consumer	46	21	17	84	5,697	—	5,697
Total consumer	175	91	137	403	32,259	65	32,324
	$218	$113	$208	$539	$96,509	$500	$97,009

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
For each portfolio segment and class, the following tables present the end of period balance of new modifications to troubled borrowers and the related percentage of the loan portfolio period-end balance by the type of modification in the three months and six months ended June 30, 2023. During the periods presented, the Company did not make any modifications of principal forgiveness.

	Three Months Ended June 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$57	0.11%	$24	0.05%	$—	—%	$81	0.15%
Commercial real estate mortgage—owner-occupied	8	0.17%	—	—%	—	—%	8	0.17%
Commercial real estate construction—owner-occupied	3	0.66%	—	0.15%	—	—%	3	0.81%
Total commercial	68	0.12%	24	0.04%	—	—%	92	0.16%
Commercial investor real estate mortgage	63	0.98%	—	—%	—	—%	63	0.98%
Total investor real estate	63	0.73%	—	—%	—	—%	63	0.73%
Residential first mortgage	27	0.14%	—	—%	—	—%	27	0.14%
Home equity lines	—	—%	—	—%	1	0.02%	1	0.03%
Home equity loans	2	0.06%	—	—%	1	0.06%	3	0.11%
Total consumer	29	0.09%	—	—%	2	0.01%	31	0.09%
Total	$160	0.16%	$24	0.02%	$2	—%	$186	0.19%

	Six Months Ended June 30, 2023
	Term Extension		Payment Deferral		Term Extension and Interest Rate Modification		Total
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
	(Dollars in millions)
Commercial and industrial	$61	0.12%	$182	0.35%	$—	—%	$243	0.47%
Commercial real estate mortgage—owner-occupied	10	0.21%	—	—%	—	—%	10	0.21%
Commercial real estate construction—owner-occupied	3	0.66%	—	—%	—	—%	3	0.81%
Total commercial	74	0.13%	182	0.32%	—	—%	256	0.45%
Commercial investor real estate mortgage	63	0.98%	—	—%	—	—%	63	0.98%
Total investor real estate	63	0.73%	—	—%	—	—%	63	0.73%
Residential first mortgage	49	0.24%	—	—%	1	0.01%	50	0.25%
Home equity lines	1	0.02%	—	—%	1	0.04%	2	0.06%
Home equity loans	2	0.10%	—	—%	3	0.11%	5	0.21%
Total consumer	52	0.16%	—	—%	5	0.02%	57	0.17%
Total	$189	0.19%	$182	0.18%	$5	0.01%	$376	0.38%
____
(1) Amounts calculated based upon whole dollar values.

The following tables present the financial impact of modifications to troubled borrowers during the periods presented by portfolio segment, class of financing receivable, and the type of modification. During the periods presented, the Company did not make any modifications of principal forgiveness. The tables include new modifications to troubled borrowers, as well as renewals of existing modifications to troubled borrowers.

	Three Months Ended June 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension (in years)	Weighted-Average Payment Deferral (in years)	Weighted-Average Term Extension (in years)	Weighted-Average Reduction in Interest Rate
Commercial and industrial	1	0.5	—	—
Commercial real estate mortgage—owner-occupied	0.75	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—
Residential first mortgage	5	—	—	—
Home equity lines	—	—	20	1%
Home equity loans	18	—	14	3%

	Six Months Ended June 30, 2023
	Term Extension	Payment Deferral	Term Extension and Interest Rate Modification
	Weighted-Average Term Extension (in years)	Weighted-Average Payment Deferral (in years)	Weighted-Average Term Extension (in years)	Weighted-Average Reduction in Interest Rate
Commercial and industrial	1	0.5	—	—
Commercial real estate mortgage—owner-occupied	0.67	—	—	—
Commercial real estate construction—owner-occupied	0.25	—	—	—
Commercial investor real estate mortgage	0.67	—	—	—
Residential first mortgage	5	—	8	1%
Home equity lines	19	—	18	1%
Home equity loans	15	—	16	2%

In addition to the financial impacts in the table above, during the six months ended June 30, 2023, there were instances of commercial and industrial payment deferrals in which the amortization period was doubled to maturity.

The following tables include aging and non-accrual performance for modifications to troubled borrowers modified in the three and six month periods since the adoption of related accounting guidance by portfolio segment and class.

	Three Months Ended June 30, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$52	$—	$—	$29	$81
Commercial real estate mortgage—owner-occupied	4	—	—	4	8
Commercial real estate construction—owner-occupied	2	—	—	1	3
Total commercial	58	—	—	34	92
Commercial investor real estate mortgage	48	—	—	15	63
Total investor real estate	48	—	—	15	63
Residential first mortgage	25	1	—	1	27
Home equity lines	1	—	—	—	1
Home equity loans	2	—	—	1	3
Total consumer	28	1	—	2	31
	$134	$1	$—	$51	$186

	Six Months Ended June 30, 2023
	Current	30-89 DPD	90+ DPD	Non-Performing Loans	Total
	(In millions)
Commercial and industrial	$198	$2	$—	$43	$243
Commercial real estate mortgage—owner-occupied	6	—	—	4	10
Commercial real estate construction—owner-occupied	2	—	—	1	3
Total commercial	206	2	—	48	256
Commercial investor real estate mortgage	48	—	—	15	63
Total investor real estate	48	—	—	15	63
Residential first mortgage	44	4	1	1	50
Home equity lines	1	—	—	1	2
Home equity loans	4	—	—	1	5
Total consumer	49	4	1	3	57
	$303	$6	$1	$66	$376
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

The following tables present the end of period balance for loans modified in a TDR during the periods presented in 2022 by portfolio segment and class, and the financial impact of those modifications. The tables include modifications made to new TDRs, as well as renewals of existing TDRs.

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
The table below presents an analysis of residential MSRs under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Carrying value, beginning of period	$790	$542	$812	$418
Additions	8	10	12	29
Purchases (1)	22	181	32	256
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	8	52	(4)	99
Economic amortization associated with borrower repayments (2)	(27)	(15)	(51)	(32)
Carrying value, end of period	$801	$770	$801	$770
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to residential MSRs (excluding related derivative instruments) are as follows:

	June 30
	2023	2022
	(Dollars in millions)
Unpaid principal balance	$55,277	$52,965
Weighted-average CPR (%)	8.1%	7.9%
Estimated impact on fair value of a 10% increase	$(42)	$(66)
Estimated impact on fair value of a 20% increase	$(79)	$(107)
Option-adjusted spread (basis points)	475	480
Estimated impact on fair value of a 10% increase	$(17)	$(17)
Estimated impact on fair value of a 20% increase	$(33)	$(34)
Weighted-average coupon interest rate	3.7%	3.4%
Weighted-average remaining maturity (months)	306	309
Weighted-average servicing fee (basis points)	27.2	27.1
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
Servicing related fees, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of residential mortgage loans totaled $39 million and $28 million for the three months ended June 30, 2023 and 2022, respectively and $77 million and $55 million for the six months ended June 30, 2023 and 2022, respectively.
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
Regions' DUS portfolio totaled $78 million and $81 million at June 30, 2023 and December 31, 2022, respectively. Regions periodically evaluates DUS MSRs for impairment based on fair value. The estimated fair value of the DUS MSRs was approximately $101 million at June 30, 2023 and $96 million at December 31, 2022.
Servicing related fees in connection with the DUS program, which include contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of DUS commercial mortgage loans totaled $6 million and $7 million for the three months ended June 30, 2023 and 2022, respectively and $11 million and $14 million for the six months ended June 30, 2023 and 2022, respectively.
NOTE 5. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
PREFERRED STOCK
The following table presents a summary of the non-cumulative perpetual preferred stock:

										June 30, 2023	December 31, 2022
	Issuance Date	Earliest Redemption Date	Dividend Rate (1)		Liquidation Amount	Liquidation preference per Share	Liquidation preference per Depositary Share	Ownership Interest per Depositary Share	Shares Issued and Outstanding	Carrying Amount	Carrying Amount
	(Dollars in millions, except for share and per share amounts)
Series B	4/29/2014	9/15/2024	6.375%	(2)	$500	$1,000	$25	1/40th	500,000	$433	$433
Series C	4/30/2019	5/15/2029	5.700%	(3)	500	1,000	25	1/40th	500,000	490	490
Series D	6/5/2020	9/15/2025	5.750%	(4)	350	100,000	1,000	1/100th	3,500	346	346
Series E	5/4/2021	6/15/2026	4.450%		400	1,000	25	1/40th	400,000	390	390
					$1,750				1,403,500	$1,659	$1,659
_________
(1)Dividends on all series of preferred stock, if declared, accrue and are payable quarterly in arrears.
(2)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three- month CME Term SOFR plus 3.536%.
(3)Dividends, if declared, will be paid quarterly at an annual rate equal to (i) for each period beginning prior to August 15, 2029, 5.700%, and (ii) for each period beginning on or after August 15, 2029, three-month CME Term SOFR plus 3.148%.
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
The Board of Directors declared a total of $49 million in cash dividends on all series of preferred stock during both the first six months of 2023 and 2022.
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

COMMON STOCK
Regions' 2022 stress testing results from the FRB reflected that the Company exceeded all minimum capital levels and the SCB will be floored at 2.5 percent for the fourth quarter of 2022 through the third quarter of 2023. As a Category IV bank, Regions was not required to participate in this year's supervisory capital stress test; however, the Company did receive its SCB reflecting planned capital changes including plans to increase its common stock dividend. From the fourth quarter of 2023 through the third quarter of 2024, the Company's SCB will remain at 2.5 percent.
On April 20, 2022, the Board authorized the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. As of June 30, 2023, Regions had repurchased approximately 725 thousand shares of common stock at a total cost of $15 million under this plan. All of these shares were immediately retired upon repurchase and therefore were not included in treasury stock.
Regions declared $0.20 per share in cash dividends for both the first and second quarter of 2023, totaling $0.40 per common share for the first six months of 2023 as compared to $0.17 per common share for the same quarterly periods of 2022, totaling $0.34 per common share for the first six months of 2022.
On July 19, 2023, the Board declared a 20 percent increase to the quarterly common stock dividend to $0.24 which will be payable on October 2, 2023, to stockholders of record at the close of business on September 1, 2023.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the balances and activity in AOCI on a pre-tax and net of tax basis for the three and six months ended June 30, 2023 and 2022 :

	Three Months Ended June 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(3,812)	$968	$(2,844)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(2,984)	$758	$(2,226)
Unrealized gains (losses) arising during the period	(344)	88	(256)
Ending balance	$(3,328)	$846	$(2,482)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(255)	$65	$(190)
Unrealized gains (losses) on derivatives arising during the period	(496)	126	(370)
Reclassification adjustments for (gains) losses realized in net income (2)	32	(8)	24
Change in AOCI from derivative activity in the period	(464)	118	(346)
Ending balance	$(719)	$183	$(536)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(562)	$143	$(419)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	6	(1)	5
Ending balance	$(556)	$142	$(414)

Total other comprehensive income (loss)	(801)	205	(596)
Total accumulated other comprehensive income (loss), end of period	$(4,613)	$1,173	$(3,440)

	Three Months Ended June 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(1,629)	$415	$(1,214)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(13)	$3	$(10)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(12)	$3	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(1,280)	$326	$(954)
Unrealized gains (losses) arising during the period	(931)	237	(694)
Ending balance	$(2,211)	$563	$(1,648)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$303	$(75)	$228
Unrealized gains (losses) on derivatives arising during the period	(143)	34	(109)
Reclassification adjustments for (gains) losses realized in net income (2)	(78)	20	(58)
Change in AOCI from derivative activity in the period	(221)	54	(167)
Ending balance	$82	$(21)	$61
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(639)	$161	$(478)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	8	(1)	7
Ending balance	$(631)	$160	$(471)

Total other comprehensive income (loss)	(1,143)	290	(853)
Total accumulated other comprehensive income (loss), end of period	$(2,772)	$705	$(2,067)

	Six Months Ended June 30, 2023
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$(4,481)	$1,138	$(3,343)

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(11)	$2	$(9)
Reclassification adjustments for amortization on unrealized losses (2)	1	—	1
Ending balance	$(10)	$2	$(8)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$(3,433)	$872	$(2,561)
Unrealized gains (losses) arising during the period	103	(26)	77
Reclassification adjustments for securities (gains) losses realized in net income (3)	2	—	2
Change in AOCI from securities available for sale activity in the period	105	(26)	79
Ending balance	$(3,328)	$846	$(2,482)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$(468)	$119	$(349)
Unrealized gains (losses) on derivatives arising during the period	(298)	76	(222)
Reclassification adjustments for (gains) losses realized in net income (2)	47	(12)	35
Change in AOCI from derivative activity in the period	(251)	64	(187)
Ending balance	$(719)	$183	$(536)
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(569)	$145	$(424)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	13	(3)	10
Ending balance	$(556)	$142	$(414)

Total other comprehensive income (loss)	(132)	35	(97)
Total accumulated other comprehensive income (loss), end of period	$(4,613)	$1,173	$(3,440)

	Six Months Ended June 30, 2022
	Pre-tax AOCI Activity	Tax Effect (1)	Net AOCI Activity
	(In millions)
Total accumulated other comprehensive income (loss), beginning of period	$387	$(98)	$289

Unrealized losses on securities transferred to held to maturity:
Beginning balance	$(14)	$3	$(11)
Reclassification adjustments for amortization on unrealized (gains) losses (2)	2	—	2
Ending balance	$(12)	$3	$(9)
Unrealized gains (losses) on securities available for sale:
Beginning balance	$218	$(55)	$163
Unrealized gains (losses) arising during the period	(2,429)	618	(1,811)
Ending balance	$(2,211)	$563	$(1,648)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Beginning balance	$830	$(209)	$621
Unrealized gains (losses) on derivatives arising during the period	(560)	140	(420)
Reclassification adjustments for (gains) losses realized in net income (2)	(188)	48	(140)
Change in AOCI from derivative activity in the period	(748)	188	(560)
Ending balance	$82	$(21)	$61
Defined benefit pension plans and other post employment benefit plans:
Beginning balance	$(647)	$163	$(484)
Reclassification adjustments for amortization of actuarial (gains) losses and settlements realized in net income (4)	16	(3)	13
Ending balance	$(631)	$160	$(471)

Total other comprehensive income (loss)	(3,159)	803	(2,356)
Total accumulated other comprehensive income (loss), end of period	$(2,772)	$705	$(2,067)

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

NOTE 6. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(In millions, except per share data)
Numerator:
Net income	$581	$583	$1,193	$1,131
Preferred stock dividends	(25)	(25)	(49)	(49)
Net income available to common shareholders	$556	$558	$1,144	$1,082
Denominator:
Weighted-average common shares outstanding—basic	$939	$934	$938	$936
Potential common shares	—	6	3	7
Weighted-average common shares outstanding—diluted	$939	$940	$941	$943
Earnings per common share:
Basic	$0.59	$0.60	$1.22	$1.16
Diluted	0.59	0.59	1.22	1.15

The effects from the assumed exercise of 8 million and 5 million in restricted stock units and awards and performance stock units for the three and six months ended June 30, 2023, respectively, were not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

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
Net periodic pension cost (benefit) included the following components:

	Qualified Plans		Non-qualified Plans		Total
	Three Months Ended June 30
	2023	2022	2023	2022	2023	2022
	(In millions)
Service cost	$6	$9	$—	$1	$6	$10
Interest cost	21	14	1	—	22	14
Expected return on plan assets	(30)	(35)	—	—	$(30)	(35)
Amortization of actuarial loss	6	7	—	1	6	8
Net periodic pension (benefit) cost	3	(5)	1	2	$4	(3)

	Qualified Plans		Non-qualified Plans		Total
	Six Months Ended June 30
	2023	2022	2023	2022	2023	2022
	(In millions)
Service cost	$11	$18	$1	$1	$12	$19
Interest cost	42	28	3	1	45	29
Expected return on plan assets	(60)	(70)	—	—	(60)	(70)
Amortization of actuarial loss	12	13	1	3	13	16
Net periodic pension (benefit) cost	5	(11)	5	5	$10	$(6)
The service cost component of net periodic pension (benefit) cost is recorded in salaries and employee benefits on the consolidated statements of income. Components other than service cost are recorded in other non-interest expense on the consolidated statements of income.
Regions' funding policy for the qualified plans is to contribute annually at least the amount required by IRS minimum funding standards. Regions made no contributions during the first six months of 2023.
Regions also provides other postretirement benefits, such as defined benefit health care plans and life insurance plans, that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six months ended June 30, 2023 or 2022.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments.

	June 30, 2023			December 31, 2022
	Notional Amount(1)	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)(2)	Loss(1)(2)		Gain(2)	Loss(2)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$1,423	$6	$156	$1,423	$1	$158
Derivatives in cash flow hedging relationships:
Interest rate swaps	27,800	56	889	30,600	19	668
Interest rate options	1,500	15	15	—	—	—
Total derivatives in cash flow hedging relationships	29,300	71	904	30,600	19	668
Total derivatives designated as hedging instruments	$30,723	$77	$1,060	$32,023	$20	$826
Derivatives not designated as hedging instruments:
Interest rate swaps	$113,232	$3,078	$3,065	$94,220	$2,315	$2,335
Interest rate options	12,054	93	75	12,506	94	85
Interest rate futures and forward commitments	1,280	10	4	985	8	5
Other contracts	11,934	166	154	12,173	172	127
Total derivatives not designated as hedging instruments	$138,500	$3,347	$3,298	$119,884	$2,589	$2,552
Total derivatives	$169,223	$3,424	$4,358	$151,907	$2,609	$3,378

Total gross derivative instruments, before netting		$3,424	$4,358		$2,609	$3,378
Less: Netting adjustments (3)		3,336	2,833		2,504	1,925
Total gross derivative instruments, after netting		$88	$1,525		$105	$1,453
_________
(1)In the second quarter of 2023, the Company entered into additional trades to transition remaining derivative exposure from LIBOR to SOFR. The table reflects net notional presentation and gross asset and liability presentation to capture the economic impact of the trades. As a part of this transition, the Company is applying certain optional expedients and exceptions in previously adopted accounting relief for hedges.
(2)Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets. Includes accrued interest as applicable.
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
Regions enters into interest rate swaps, options (e.g., floors, caps and collars), and agreements with a combination of these instruments to manage overall cash flow changes related to interest rate risk exposure on variable rate loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR or SOFR interest rate swaps and interest rate floors. As of June 30, 2023, Regions is hedging its exposure to the variability in future cash flows into 2029.

As of June 30, 2023, cash flow hedges were held at a pre-tax net loss of $719 million, which includes pre-tax net gains of $98 million related to terminated cash flow floors and swaps. Regions expects to reclassify into earnings approximately $391 million in pre-tax expenses due to the net receipt/ payment of interest and amortization on all cash flow hedges within the next twelve months. Included in this amount is $37 million in pre-tax net gains related to the amortization of terminated cash flow floors and swaps.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line items affected:

	Three Months Ended June 30, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$185	$1,454	$(56)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(16)
Recognized on derivatives	—	—	(14)
Recognized on hedged items	—	—	14
Income (expense) recognized on fair value hedges	$—	$—	$(16)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(32)	$—
Income (expense) recognized on cash flow hedges	$—	$(32)	$—

	Three Months Ended June 30, 2022
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$157	$932	$(27)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(1)
Recognized on derivatives	14	—	(24)
Recognized on hedged items	(14)	—	24
Income (expense) recognized on fair value hedges	$—	$—	$(1)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$78	$—
Income (expense) recognized on cash flow hedges	$—	$78	$—

	Six Months Ended June 30, 2023
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$372	$2,814	$(96)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$(29)
Recognized on derivatives	—	—	9
Recognized on hedged items	—	—	(9)
Income (expense) recognized on fair value hedges	$—	$—	$(29)

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$(47)	$—
Income (expense) recognized on cash flow hedges	$—	$(47)	$—

	Six Months Ended June 30, 2022
	Interest Income	Interest Income	Interest Expense
	Debt securities	Loans, including fees	Long-term borrowings
	(In millions)
Total income (expense) presented in the consolidated statements of income	$295	$1,808	$(51)

Gains/(losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	$—	$—	$1
Recognized on derivatives	36	—	(88)
Recognized on hedged items	(36)	—	88
Income (expense) recognized on fair value hedges	$—	$—	$1

Gains/(losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$—	$188	$—
Income (expense) recognized on cash flow hedges	$—	$188	$—
____
(1)See Note 5 for gain or (loss) recognized for cash flow hedges in AOCI.
(2)Pre-tax

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	June 30, 2023		December 31, 2022
	Hedged Items Currently Designated		Hedged Items Currently Designated
	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
	(In millions)		(In millions)
Debt securities available for sale(1)	$24	$—	$23	$—
Long-term borrowings	(1,248)	149	(1,239)	158
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2023 and December 31, 2022, Regions had $182 million and $118 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments. Residential mortgage loans held for sale are recorded at fair value with changes in fair value recorded in mortgage income. Commercial mortgage loans held for sale are recorded at either the lower of cost or market or at fair value based on management's election. At June 30, 2023 and December 31, 2022, Regions had $396 million and $233 million, respectively, in total notional amounts related to these forward sale commitments. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to residential mortgage loans are included in mortgage income. Changes in mark-to-market from both interest rate lock commitments and corresponding forward sale commitments related to commercial mortgage loans are included in capital markets income.
Regions has elected to account for residential MSRs at fair value with any changes to fair value recorded in mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the effect of changes in the fair value of its residential MSRs in its consolidated statements of income. As of June 30, 2023 and December 31, 2022, the total notional amount related to these contracts was $3.5 billion and $3.4 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2023	2022	2023	2022
	(In millions)
Capital markets income:
Interest rate swaps	$4	$36	$(24)	$67
Interest rate options	12	5	21	16
Interest rate futures and forward commitments	4	3	8	(1)
Other contracts	8	5	6	8
Total capital markets income	28	49	11	90
Mortgage income:
Interest rate swaps	(7)	(38)	—	(84)
Interest rate options	(2)	1	1	(9)
Interest rate futures and forward commitments	1	(21)	—	(5)
Total mortgage income	(8)	(58)	1	(98)
	$20	$(9)	$12	$(8)
CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Swap participations, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty if the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2023 and 2029. Swap participations, whereby Regions has sold credit protection have maturities between 2023 and 2035. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2023 was approximately $446 million. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2023 and 2022 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
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

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit related provisions regarding the posting of collateral, allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2023 and December 31, 2022, were $25 million and $17 million, respectively, for which Regions had posted collateral of $24 million and $20 million, respectively, in the normal course of business.
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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value	Level 1	Level 2	Level 3 (1)	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Debt securities available for sale:
U.S. Treasury securities	$1,191	$—	$—	$1,191	$1,187	$—	$—	$1,187
Federal agency securities	—	926	—	926	—	836	—	836
Obligations of states and political subdivisions	—	2	—	2	—	2	—	2
Mortgage-backed securities:
Residential agency	—	16,570	—	16,570	—	16,954	—	16,954
Residential non-agency	—	—	—	—	—	—	1	1
Commercial agency	—	7,425	—	7,425	—	7,613	—	7,613
Commercial non-agency	—	81	—	81	—	186	—	186
Corporate and other debt securities	—	1,100	1	1,101	—	1,153	1	1,154
Total debt securities available for sale	$1,191	$26,104	$1	$27,296	$1,187	$26,744	$2	$27,933
Loans held for sale	$—	$276	$64	$340	$—	$177	$19	$196
Marketable equity securities in other earning assets	$735	$—	$—	$735	$529	$—	$—	$529
Residential mortgage servicing rights	$—	$—	$801	$801	$—	$—	$812	$812
Derivative assets (2):
Interest rate swaps	$—	$3,140	$—	$3,140	$—	$2,335	$—	$2,335
Interest rate options	—	95	13	108	—	91	3	94
Interest rate futures and forward commitments	—	10	—	10	—	8	—	8
Other contracts	1	165	—	166	3	169	—	172
Total derivative assets	$1	$3,410	$13	$3,424	$3	$2,603	$3	$2,609
Derivative liabilities (2):
Interest rate swaps	$—	$4,110	$—	$4,110	$—	$3,161	$—	$3,161
Interest rate options	—	90	—	90	—	85	—	85
Interest rate futures and forward commitments	—	4	—	4	—	5	—	5
Other contracts	3	150	1	154	2	124	1	127
Total derivative liabilities	$3	$4,354	$1	$4,358	$2	$3,375	$1	$3,378
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
The following tables present an analysis of residential MSRs for the three and six months ended June 30, 2023 and 2022, respectively.
.

	Residential mortgage servicing rights
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(In millions)
Carrying value, beginning of period	$790	$542	$812	$418
Total realized/unrealized gains (losses) included in earnings (1)	(19)	37	(55)	67
Additions	8	10	12	29
Purchases	22	181	32	256
Carrying value, end of period	$801	$770	$801	$770
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
The following tables present detailed information regarding material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2023, and December 31, 2022. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted-average within the range utilized at June 30, 2023 and December 31, 2022 are included. Following the tables are descriptions of the valuation techniques and the sensitivity of the techniques to changes in the significant unobservable inputs.

	June 30, 2023
	Level 3 Estimated Fair Value at June 30, 2023	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$801	Discounted cash flow	Weighted-average CPR (%)	6.6% - 18.4% (8.1%)
			OAS (%)	4.4% - 8.2% (4.8%)
_________
(1)See Note 4 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

	December 31, 2022
	Level 3 Estimated Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Residential mortgage servicing rights (1)	$812	Discounted cash flow	Weighted-average CPR (%)	6.1% - 15.1% (7.4%)
			OAS (%)	4.8% -8.2% (5.1%)

_______
(1)See Note 6 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures related to assumptions used in the fair value calculation for residential mortgage servicing rights.

FAIR VALUE OPTION
The Company elected the option to measure certain commercial mortgage loans held for sale at fair value. Commercial mortgage loans held for sale are valued based on traded market prices for comparable commercial mortgage-backed securitizations, into which the loans will be placed, adjusted for movements of interest rates and credit spreads. At June 30, 2023 and December 31, 2022, the balance of these loans was immaterial.
The Company has elected the option to measure certain commercial and industrial loans held for sale at fair value, as these loans are actively traded in the secondary market. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the volume and level of trading activity is subject to variability and the loans are not exchange-traded. The balance of these loans held for sale was immaterial at June 30, 2023 and December 31, 2022.
Regions has elected the fair value option for all eligible agency residential first mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Fair values of residential first mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale. At June 30, 2023, the aggregate fair value of these loans totaled $257 million compared to aggregate unpaid principal of $253 million. At December 31, 2022 the aggregate fair value of these loans totaled $160 million compared to aggregate unpaid principal of $157 million.
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale. The following details net gains and losses resulting from changes in fair value of residential mortgage loans held for sale, which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2023 and 2022. A net loss resulting from changes in fair value of residential mortgage loans held for sale totaled $1 million for the three months ended June 30, 2023 and compared to a net gain of $1 million for the six months ended June 30, 2023. Net losses resulting from changes in fair value of residential mortgage loans held for sale totaled $16 million and $39 million for the three and six months ended June 30, 2022, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
NON-RECURRING FAIR VALUE MEASUREMENTS
Items measured at fair value on a non-recurring basis include loans held for sale for which the fair value option has not been elected, foreclosed property and other real estate and equity investments without a readily determinable fair value; all of which may be considered either Level 2 or Level 3 valuation measurements. Non-recurring fair value adjustments related to loans held for sale, foreclosed property and other real estate are typically a result of the application of lower of cost or fair value accounting during the period. Non-recurring fair value adjustments related to equity investments without readily determinable fair values are the result of impairments or price changes from observable transactions. The balances of each of these assets, as well as the related fair value adjustments during the periods, were immaterial at both June 30, 2023 and December 31, 2022.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2023 are as follows:

	June 30, 2023
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$9,886	$9,886	$9,886	$—	$—
Debt securities held to maturity	777	727	—	727	—
Debt securities available for sale	27,296	27,296	1,191	26,104	1
Loans held for sale	554	554	—	490	64
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	96,047	91,889	—	—	91,889
Other earning assets	1,563	1,563	735	828	—
Derivative assets	3,424	3,424	1	3,410	13
Financial liabilities:
Derivative liabilities	4,358	4,358	3	4,354	1
Deposits with no stated maturity(4)	116,237	116,237	—	116,237	—
Time deposits(4)	10,722	10,613	—	10,613	—
Short-term borrowings	3,000	3,000	—	3,000	—
Long-term borrowings	4,293	4,284	—	4,283	1
Loan commitments and letters of credit	143	143	—	—	143
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
(2)The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. The fair value discount on the loan portfolio's net carrying amount at June 30, 2023 was $4.2 billion or 4.3 percent.
(3)Excluded from this table is the sales-type, direct financing, and leveraged lease carrying amount of $1.6 billion at June 30, 2023.
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
The following tables present financial information for each reportable segment for the periods indicated:

	Three Months Ended June 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$515	$819	$47	$—	$1,381
Provision for (benefit from) credit losses	85	71	2	(40)	118
Non-interest income	185	267	113	11	576
Non-interest expense	312	686	106	7	1,111
Income before income taxes	303	329	52	44	728
Income tax expense (benefit)	76	82	13	(24)	147
Net income	$227	$247	$39	$68	$581
Average assets	$70,180	$37,597	$2,055	$43,942	$153,774

	Three Months Ended June 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated
	(In millions)
Net interest income	$466	$600	$42	$—	$1,108
Provision for (benefit from) credit losses	67	69	2	(78)	60
Non-interest income (loss)	235	311	105	(11)	640
Non-interest expense (benefit)	286	567	101	(6)	948
Income before income taxes	348	275	44	73	740
Income tax expense (benefit)	87	68	11	(9)	157
Net income	$261	$207	$33	$82	$583
Average assets	$63,311	$36,293	$2,141	$60,081	$161,826

	Six Months Ended June 30, 2023
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$1,040	$1,657	$101	$—	$2,798
Provision for (benefit from) credit losses	165	138	4	(54)	253
Non-interest income	347	525	226	12	1,110
Non-interest expense	626	1,275	215	22	2,138
Income before income taxes	596	769	108	44	1,517
Income tax expense (benefit)	149	192	27	(44)	324
Net income	$447	$577	$81	$88	$1,193
Average assets	$69,639	$37,378	$2,070	$44,343	$153,430

	Six Months Ended June 30, 2022
	Corporate Bank	Consumer Bank	Wealth Management	Other	Consolidated

	(In millions)
Net interest income	$899	$1,147	$77	$—	$2,123
Provision for (benefit from) credit losses	135	140	5	(256)	24
Non-interest income (loss)	419	615	207	(17)	1,224
Non-interest expense (benefit)	565	1,123	196	(3)	1,881
Income before income taxes	618	499	83	242	1,442
Income tax expense	154	125	21	11	311
Net income	$464	$374	$62	$231	$1,131
Average assets	$61,810	$36,283	$2,135	$61,550	$161,778

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2023	December 31, 2022
	(In millions)
Unused commitments to extend credit	$64,784	$65,460
Standby letters of credit	1,882	1,962
Commercial letters of credit	19	75
Liabilities associated with standby letters of credit	23	35
Assets associated with standby letters of credit	26	37
Reserve for unfunded credit commitments	120	118
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

GUARANTEES
FANNIE MAE LOSS SHARE GUARANTEE
Regions sells commercial loans to Fannie Mae through the DUS lending program and through other platforms. The DUS program provides liquidity to the multi-family housing market. Regions services loans sold to Fannie Mae and is required to provide a loss share guarantee equal to one-third of the principal balance for the majority of the commercial servicing portfolio. At June 30, 2023 and December 31, 2022, the Company's DUS servicing portfolio totaled approximately $5.1 billion and $4.9 billion, respectively. Regions has additional loans sold to Fannie Mae outside of the DUS program that are also subject to a loss share guarantee and at June 30, 2023 and December 31, 2022, these serviced loans totaled approximately $541 million and $655 million, respectively. Regions' maximum quantifiable contingent liability related to all loans subject to a loss share guarantee was approximately $1.9 billion at June 30, 2023 and $1.8 billion at December 31, 2022. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. Therefore, the maximum quantifiable contingent liability is not representative of the actual loss the Company would be expected to incur. The estimated fair value of the associated loss share guarantee recorded as a liability on the Company's consolidated balance sheets was immaterial at both June 30, 2023 and December 31, 2022. Refer to Note 1 "Summary of Significant Accounting Policies" in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q filed with the SEC and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2022, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in Regions’ Annual Report on Form 10-K. See Note 1 "Basis of Presentation" and Note 12 "Recent Accounting Pronouncements" to the consolidated financial statements for further detail. The emphasis of this discussion will be on the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be on the balances as of June 30, 2023 compared to December 31, 2022.
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
Regions conducts its banking operations through Regions Bank, an Alabama state-chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2023, Regions operated 1,276 total branch outlets. Regions carries out its strategies and derives its profitability from three reportable business segments: Corporate Bank, Consumer Bank, and Wealth Management, with the remainder in Other. See Note 10 "Business Segment Information" to the consolidated financial statements for more information regarding Regions’ segment reporting structure.
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
SECOND QUARTER OVERVIEW
Second Quarter Operating Environment
In the first six months of 2023, the banking industry was impacted by the failure of three U.S depository institutions. Outside of the U.S., an international bank also suffered a crisis in confidence. The circumstances surrounding these events were largely driven by a sudden decline in deposits and lack of available liquidity to replace the deposit declines at the institutions. In March 2023, the BTFP was created by the Federal Reserve to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors, as an additional source of secured funding backed by high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. In addition to the uncertainty brought by these events, the Federal Reserve delivered three additional 25 basis-point rate hikes as inflation continued to stay above target levels. Accordingly, there is now heightened focus on the banking industry as a whole. Regions believes that its deposits are diversified across stable categories and are granular in nature which lessens the probability of sudden declines in deposits. Additionally, Regions maintains a variety of liquidity sources to fund its obligations and performs various evaluations to determine appropriate levels of available liquidity. See the discussion below and within the "Debt Securities", "Deposits", "Market Risk-Interest Rate Risk" and "Liquidity" sections for further information.
Economic Environment in Regions' Banking Markets
Regions' baseline forecast anticipates real GDP growth of 2.0 percent in 2023 and 0.9 percent in 2024. The pace of economic activity remains restrained by elevated inflation and higher interest rates. Though real GDP growth surprised to the upside over the first half of 2023, Regions' forecast anticipates markedly slower growth over the coming quarters, reflecting slower growth in real consumer spending and weakness in business spending on equipment and machinery. Though single family construction and sales appear to have bottomed, it remains to be seen whether the developing rebound can withstand the recent upturn in mortgage interest rates. While the labor market remains tight, there are signs of cooling demand for labor, and job growth has become less broadly based over recent months. Though the pace of inflation has slowed, it remains considerably above the FOMC’s target rate and further hikes in the Fed funds rate in 2023 cannot be ruled out. The economic data and the financial markets remain quite volatile, and there are lingering concerns that credit conditions could tighten to the point the economy slips into recession. These factors are contributing to considerable uncertainty around the Company's near-term economic outlook.
Spending on motor vehicles and discretionary services such as travel, tourism, recreation, entertainment, and dining out have been key supports for consumer spending over recent months. At some point, however, it is expected that spending in both areas will slow, combining with continued softness in consumer spending on goods to limit growth in total consumer spending. While there is still a considerable pool of excess savings on household balance sheets, those balances are being run off as the cumulative effects of higher inflation and higher interest rates continue to stress household budgets. That said, monthly debt service burdens remain below pre-pandemic levels, due to the preponderance of fixed-rate debt on household balance sheets.
Reflecting decelerating job growth and declines in the average length of the workweek, growth in labor earnings has slowed, and will slow further over coming quarters if job growth slows as anticipated. Job growth has become less broadly based across private sector industry groups over recent months, with notable weakness in trade, transportation, and warehousing. Manufacturing payrolls have come under pressure as conditions in the factory sector remain challenging, reflecting dimming capital spending on equipment and machinery, inventories having largely been right-sized after pandemic-related disruptions, and slowing global economic growth. Regions' baseline forecast anticipates further deceleration in job growth to push the unemployment rate higher over coming quarters.
While inflation has slowed somewhat over recent months, both headline and core inflation remain well above the FOMC’s 2.0 percent target rate. While inflation pressures are expected to ease further as the pace of the overall economic activity slows, the FOMC is not yet convinced inflation is firmly on a path back to their target rate. As such, further Fed funds rate hikes cannot be ruled out, particularly as headline inflation is showing signs of reaccelerating. The FOMC must balance concerns over inflation against concerns over financial stability in light of recent stresses in the banking system. Either way, once the FOMC reaches a stopping point, Regions thinks they will hold the funds rate steady at the terminal rate for some time to come.
Patterns of economic activity within the Regions footprint are expected to be broadly similar to those seen in the U.S. as a whole. A number of states within the footprint have seen heightened flows of domestic in-migration since the onset of the pandemic, which has resulted in more rapid rates of job growth and more rapid growth in housing costs. If, as anticipated, the broader economy slows and labor market conditions loosen, it could be that migration patterns will shift over coming quarters. That said, job growth for the Company's footprint as a whole is expected to be faster than that for the U.S. as a whole. Some of the metro areas which had, prior to the increase in mortgage interest rates, seen the largest increases in house prices could experience price declines in excess of the national average, but continued robust population growth in these markets will help stem significant declines in house prices.
The continued economic uncertainty, as described above, impacted Regions' forecast utilized in calculating the ACL as of June 30, 2023. See the "Allowance" section for further information.
Second Quarter Results
Regions reported net income available to common shareholders of $556 million or $0.59 per diluted share in the second quarter of 2023 which was stable compared to net income available to common shareholders of $558 million or $0.59 per diluted share in the second quarter of 2022.
Net interest income (taxable-equivalent basis) totaled $1.4 billion in the second quarter of 2023 compared to $1.1 billion in the second quarter of 2022. The net interest margin (taxable-equivalent basis) was 4.04 percent in the second quarter of 2023, reflecting a 98 basis point increase from the same period in 2022. The increases in net interest income and net interest margin were primarily driven by a significant increase in market interest rates and average loan growth. A decline in average cash balances also contributed to the increase in net interest margin. Higher deposit and overall funding costs, which are expected in a rising rate environment, partially offset the increases in interest income.
The provision for credit losses totaled $118 million in the second quarter of 2023 compared to $60 million in the second quarter of 2022. The current quarter provision reflects continued normalization of asset quality, modest changes in the economic outlook and loan growth. Net charge-offs totaled $81 million, or 0.33 percent of average loans, in the second quarter of 2023, compared to $38 million, or 0.17 percent in the second quarter of 2022, reflecting increased net charge-offs in the commercial and industrial and other consumer loan portfolios. The allowance as a percent of total loans, net, increased slightly to 1.65 percent at June 30, 2023, compared to 1.63 percent at December 31, 2022. Refer to the "Allowance for Credit Losses" section for further detail.
Non-interest income was $576 million in the second quarter of 2023 compared to $640 million in second quarter of 2022. The decrease was primarily driven by decreases in capital markets income, mortgage income and service charges on deposit accounts. The declines were partially offset by improvements in investment service fee income and market valuation adjustments on employee benefit assets. See Table 22 "Non-Interest Income" for further details.
Non-interest expense was $1.1 billion in the second quarter of 2023 compared to $948 million in second quarter of 2022. The increase was driven by increases across several categories, with the largest related to operational losses due to an increase in check fraud. See Table 23 "Non-Interest Expense" for further details.
Regions' effective tax rate was 20.2 percent in the second quarter of 2023 compared to 21.2 percent in the second quarter of 2022. See the "Income Taxes" section for further details.
Capital
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies, which include quantitative requirements including the CET1 ratio. At June 30, 2023, Regions’ CET1 ratio was estimated to be 10.07 percent. For additional information on Regions' regulatory capital requirements see the "Regulatory Requirements" section.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" to the consolidated financial statements for further details.
The Board authorized, on April 20, 2022, the repurchase of up to $2.5 billion of the Company's common stock, permitting purchases from the second quarter of 2022 through the fourth quarter of 2024. The Company did not repurchase any shares in the first half of 2023.
On July 19, 2023, the Board declared a 20 percent increase to the quarterly common stock dividend to $0.24 which will be payable on October 2, 2023, to stockholders of record at the close of business on September 1, 2023.
Expectations

2023 Expectations (1)
Category	Expectation
Total Adjusted Revenue(2)(3)	Up 6-8%
Adjusted Non-Interest Expense	Up ~6.5%
Adjusted Operating Leverage	positive
Ending Loans	Up 3-4%
Ending Deposits	Modestly lower over the second half of 2023
Net Charge-Offs / Average Loans	~35 bps
Effective Tax Rate	21-22%
______
(1)Expectation for CET1 is to manage at or modestly above 10 percent over the near term.
(2)Expectation for net interest income, which utilizes the market implied forward interest rate curve as of June 30, 2023, as a component of adjusted total revenue is full-year 2023 growth of 12-14 percent.
(3)Expectation for non-interest revenue as a component of adjusted total revenue includes full-year 2023 service charges of approximately $575 million.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased approximately $1.3 billion from year-end 2022 to June 30, 2023 resulting from a decrease in cash balances on deposit with the FRB. In the first six months of 2023, the decline in cash was driven by an expected decline in deposits and growth in loans, partially offset by an increase in borrowed funds. See the "Loans", "Liquidity", "Deposits", and "Borrowed Funds" sections for more information.
DEBT SECURITIES
The following table details the carrying values of debt securities, including both available for sale and held to maturity:
Table 1—Debt Securities

	June 30, 2023	December 31, 2022
	(In millions)
U.S. Treasury securities	$1,191	$1,187
Federal agency securities	926	836
Obligations of states and political subdivisions	2	2
Mortgage-backed securities:
Residential agency	16,828	17,233
Residential non-agency	—	1
Commercial agency	7,944	8,135
Commercial non-agency	81	186
Corporate and other debt securities	1,101	1,154
	$28,073	$28,734
Debt securities available for sale, comprising 20 percent of earning assets, constitute approximately 97 percent of the securities portfolio. They are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company, as much of the portfolio is highly liquid. Additionally, some of the securities portfolio is eligible to be used as collateral for funding of various types of borrowings. See the "Liquidity" section for more information on these arrangements. Regions maintains a highly-rated securities portfolio consisting primarily of agency MBS. See Note 2 "Debt Securities" to the consolidated financial statements for additional information. Also see the "Market Risk-Interest Rate Risk" section for more information.
The average life of the debt securities portfolio at June 30, 2023 was estimated to be 5.6 years, with a duration of approximately 4.7 years. These metrics compare with an estimated average life of 5.8 years and a duration of approximately 4.8 years for the portfolio at December 31, 2022.
Debt securities decreased $661 million from December 31, 2022 to June 30, 2023 primarily driven by decreases in residential agency securities and commercial agency securities. In the first six months of 2023, Regions reinvested only a portion of principal paydowns and maturities.
LOANS HELD FOR SALE
Loans held for sale totaled $554 million at June 30, 2023, consisting of $257 million of residential real estate mortgage loans, $267 million of commercial loans, $29 million of consumer and other performing loans, and $1 million of non-performing loans. At December 31, 2022, loans held for sale totaled $354 million, consisting of $160 million of residential real estate mortgage loans, $153 million of commercial loans, $38 million of consumer and other performing loans, and $3 million of non-performing loans. The levels of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations fluctuate depending on the timing of origination and sale to third parties. Commercial loans held for sale include commercial mortgage loans originated for sale to third parties and commercial loans originally recorded as held for investment when management has the intent to sell. Levels of commercial loans held for sale fluctuate based on timing of sale to third parties.

LOANS
Loans, net of unearned income, represented 73 percent of interest-earning assets as of June 30, 2023. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2023	December 31, 2022
	(In millions, net of unearned income)
Commercial and industrial	$52,300	$50,905
Commercial real estate mortgage—owner-occupied	4,797	5,103
Commercial real estate construction—owner-occupied	292	298
Total commercial	57,389	56,306
Commercial investor real estate mortgage	6,500	6,393
Commercial investor real estate construction	2,132	1,986
Total investor real estate	8,632	8,379
Residential first mortgage	19,755	18,810
Home equity lines	3,313	3,510
Home equity loans	2,425	2,489
Consumer credit card	1,231	1,248
Other consumer—exit portfolios	416	570
Other consumer	6,030	5,697
Total consumer	33,170	32,324
	$99,191	$97,009
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
Commercial
The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $1.1 billion since year-end 2022, driven by a continued increase in line commitments. In the first six months of 2023, commercial and industrial loan growth was broad-based, primarily driven by increases in the utilities, information (including telecommunications), energy, real estate, and retail trade industries.
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

The following tables provide detail of Regions' commercial lending balances in selected industries.
Table 3—Commercial Industry Exposure

	June 30, 2023
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,597	$939	$2,536
Agriculture	276	262	538
Educational services	3,441	893	4,334
Energy	1,795	3,105	4,900
Financial services	7,031	8,879	15,910
Government and public sector	3,153	462	3,615
Healthcare	3,180	2,586	5,766
Information	2,935	1,274	4,209
Manufacturing	5,148	4,912	10,060
Professional, scientific and technical services	2,690	1,685	4,375
Real estate (1)	9,395	9,186	18,581
Religious, leisure, personal and non-profit services	1,560	642	2,202
Restaurant, accommodation and lodging	1,436	301	1,737
Retail trade	2,798	2,228	5,026
Transportation and warehousing	3,448	1,802	5,250
Utilities	3,039	3,056	6,095
Wholesale goods	4,373	3,568	7,941
Other (2)	94	1,694	1,788
Total commercial	$57,389	$47,474	$104,863

	December 31, 2022 (3)
	Loans	Unfunded Commitments	Total Exposure
	(In millions)
Administrative, support, waste and repair	$1,531	$930	$2,461
Agriculture	332	251	583
Educational services	3,311	978	4,289
Energy	1,559	3,132	4,691
Financial services	6,923	7,681	14,604
Government and public sector	3,196	456	3,652
Healthcare	3,650	2,359	6,009
Information	2,767	1,470	4,237
Manufacturing	5,323	4,941	10,264
Professional, scientific and technical services	2,604	1,626	4,230
Real estate (1)	9,097	8,809	17,906
Religious, leisure, personal and non-profit services	1,611	648	2,259
Restaurant, accommodation and lodging	1,360	356	1,716
Retail trade	2,501	2,297	4,798
Transportation and warehousing	3,303	1,832	5,135
Utilities	2,510	2,793	5,303
Wholesale goods	4,394	3,876	8,270
Other (2)	334	2,201	2,535
Total commercial	$56,306	$46,636	$102,942
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

Investor Real Estate
Loans for real estate development are repaid through cash flows related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment consists of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Total investor real estate loans increased $253 million in comparison to year-end 2022 balances.
The Company's total non-owner-occupied commercial real estate lending consists of both unsecured commercial and industrial loans that are real estate related (including REITs) and investor real estate loans and are considered to be well diversified across property types. The following table provides detail of these loans:
Table 4— Unsecured Commercial Real Estate and Investor Real Estate Exposure

	June 30, 2023
	Loan Balance	Percent of Total (2)
	(In millions)
Residential homebuilders	$968	6.2%
Apartments	3,957	25.2%
Industrial	2,239	14.3%
Condominium	13	0.1%
Diversified	2,290	14.6%
Business offices	1,770	11.3%
Residential land	74	0.5%
Retail	1,436	9.2%
Healthcare	1,297	8.3%
Hotel	928	5.9%
Other	676	4.3%
Commercial land	21	0.1%
Total (1)	$15,669	100%
_______
(1)Owner-occupied commercial real estate is not included as the principal source of repayment is individual businesses, which more closely aligns with the commercial portfolio credit performance.
(2)Amounts calculated based on whole dollar values.
Residential First Mortgage
Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans increased $945 million in comparison to year-end 2022 balances, driven by approximately $1.6 billion in new loan originations retained on the balance sheet through the first six months of 2023.
Home Equity Lines
Home equity lines are secured by a first or second mortgage on the borrower's residence and allow customers to borrow against the equity in their homes. Home equity lines decreased $197 million in comparison to year-end 2022 balances, as payoffs and paydowns continue to outpace production. Substantially all of this portfolio was originated through Regions’ branch network.
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

The following table presents information regarding the future principal payment reset dates for the Company's home equity lines of credit as of June 30, 2023. The balances presented are based on maturity date for lines with a balloon payment and draw period expiration date for lines that convert to a repayment period.
Table 5—Home Equity Lines of Credit - Future Principal Payment Resets

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2023	$35	1.05%	$26	0.78%	$61
2024	96	2.91%	65	1.94%	161
2025	93	2.80%	96	2.90%	189
2026	126	3.80%	135	4.09%	261
2027	318	9.59%	265	8.00%	583
2028-2032	911	27.48%	895	27.01%	1,806
2033-2037	60	1.83%	106	3.20%	166
Thereafter	4	0.13%	3	0.10%	7
Revolving Loans Converted to Amortizing	46	1.40%	33	0.99%	79
Total	$1,689	50.99%	$1,624	49.01%	$3,313
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

Table 6—Estimated Current Loan to Value Ranges

	June 30, 2023
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:
Above 100%	$27	$1	$—	$2	$1
Above 80% - 100%	1,774	2	3	6	6
80% and below	17,652	1,673	1,612	2,122	286
Data not available	302	13	9	2	—
	$19,755	$1,689	$1,624	$2,132	$293

	December 31, 2022
	Residential First Mortgage	Home Equity Lines of Credit		Home Equity Loans
		1st Lien	2nd Lien	1st Lien	2nd Lien
	(In millions)
Estimated current LTV:					`
Above 100%	$64	$2	$—	$2	$1
Above 80% - 100%	1,456	3	3	9	8
80% and below	17,015	1,830	1,627	2,205	233
Data not available	275	20	25	28	3
	$18,810	$1,855	$1,655	$2,244	$245
Consumer Credit Card
Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans.
Other Consumer—Exit Portfolios
Other consumer—exit portfolios includes lending initiatives through third parties consisting of loans made through automotive dealerships and other point of sale lending. Regions ceased originating new loans related to these businesses prior to 2020 and therefore the portfolio balance has decreased $154 million from year-end 2022.
Other Consumer
Other consumer loans primarily include indirect and direct consumer loans, overdrafts and other revolving loans. Other consumer loans increased $333 million from year-end 2022 primarily driven by increases in consumer home improvement loans.
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
The allowance totaled $1.6 billion at both June 30, 2023 and December 31, 2022, which represents management's best estimate of expected losses over the life of the loan and credit commitment portfolios. Key drivers of the change in the allowance are presented in Table 7 below. While many of these items overlap regarding impact, they are included in the category most relevant.
Table 7— Allowance Changes

Allowance for Credit Losses
(In millions)
Allowance for credit losses, December 31, 2022	$1,582
Cumulative change in accounting guidance (1)	(38)
Allowance for credit losses, January 1, 2023	$1,544
Net charge-offs	(83)
Provision over (less than) net charge-offs:
Economic/Qualitative	19
Other portfolio changes (2)	116
Total provision over (less than) net charge-offs	52
Allowance for credit losses, March 31, 2023	$1,596

Allowance for credit losses, April 1, 2023	$1,596
Net charge-offs	(81)
Provision over (less than) net charge-offs:
Economic/Qualitative	30
Other portfolio changes (2)	88
Total provision over (less than) net charge-offs	37
Allowance for credit losses, June 30, 2023	$1,633
_______
(1)See Note 1 for additional information.
(2)This line item includes the net impact of portfolio growth, portfolio run-off, pay-downs, changes in the mix of total outstanding loans, and credit quality changes.

The table below reflects a range of macroeconomic factors utilized in the Base forecast over the two-year R&S forecast period as of June 30, 2023. The unemployment rate is the most significant macroeconomic factor among the allowance models and continues to be at a normalized level with forecasted periods expected to remain relatively consistent.
Table 8— Macroeconomic Factors in the Forecast

	Pre-R&S Period	Base R&S Forecast
		June 30, 2023
	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024	3Q2024	4Q2024	1Q2025	2Q2025
Real GDP, annualized % change	1.2%	0.9%	0.9%	1.2%	1.1%	1.2%	1.3%	1.4%	1.6%
Unemployment rate	3.5%	3.6%	3.8%	3.9%	4.1%	4.2%	4.3%	4.3%	4.2%
HPI, year-over-year % change	(1.1)%	(3.1)%	(4.1)%	(4.8)%	(3.1)%	0.3%	2.1%	2.9%	3.3%
CPI, year-over-year % change	4.0%	3.4%	3.1%	2.8%	2.7%	2.5%	2.2%	2.1%	2.1%
In deriving any forecast, Regions benchmarks its internal forecast with external forecasts and external data available. Regions' June 2023 baseline forecast weakened compared to the March 2023 forecast driven by several factors. Weak growth in real GDP is expected in 2023, with weakness in real private domestic demand expected to be weak for the remainder of 2023. As business investment in equipment and machinery contracts, intellectual property products remain the key driver of growth in overall business investment. A slowdown in job growth is anticipated, as well as a low labor force participation rate that will limit any increase in the unemployment rate over the forecast horizon. As measured by CPI, inflation is expected to slow further but remain above the FOMC's 2.0 percent target into 2024. Renewed disruptions in global supply chains, excessive monetary policy tightening, and heightened financial volatility provide significant downside uncertainty over the near-term forecast. See the Economic Environment in Regions' Banking Markets discussion in the "Second Quarter Overview" section for additional information.
Credit metrics are monitored throughout each quarter in order to understand external macro-views, trends and industry outlooks, as well as Regions' internal specific views of credit metrics and trends. In the second quarter of 2023, asset quality continued to normalize, as expected, within certain select sectors of the commercial and consumer portfolios. Total net charge-offs remained stable, decreasing by $2 million compared to the first quarter of 2023. Commercial and investor real estate criticized balances increased approximately $314 million, which included a decrease in classified balances of $51 million compared to the first quarter of 2023. Non-performing loans, excluding held for sale, and non-performing assets both decreased approximately $62 million compared to the first quarter of 2023.

While Regions' quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. The qualitative framework has a general imprecision component which is meant to acknowledge that model and forecast errors are inherent in any modeling estimate. In the second quarter of 2023 the general imprecision remained stable due to uncertainty.
Based upon the factors discussed above, the June 30, 2023 allowance increased slightly compared to the first quarter of 2023 due to uncertainty in the economic forecast, loan growth, continued credit normalization and qualitative considerations. Based on the overall analysis performed, management deemed an allowance of $1.6 billion to be appropriate to absorb expected credit losses in the loan and credit commitment portfolios as of June 30, 2023.

Details regarding the allowance and net charge-offs, including an analysis of activity from previous years' totals, are included in Table 9 "Allowance for Credit Losses". Net charge-offs increased $80 million year-over-year, primarily driven by an increase in commercial and industrial and other consumer net charge-offs. As noted, economic trends such as interest rates, unemployment, volatility in commodity prices, collateral valuations and inflationary pressure will impact the future levels of net charge-offs and may result in volatility of certain credit metrics during the remainder of 2023 and beyond. See the "Second Quarter Overview" section for details on expectations for net charge-offs in 2023.
Table 9—Allowance for Credit Losses

	Six Months Ended June 30
	2023	2022
	(Dollars in millions)
Allowance for loan losses at January 1	$1,464	$1,479
Cumulative effect from change in accounting guidance (1)	(38)	—
Allowance for loan losses, January 1 (as adjusted for change in accounting guidance) (1)	1,426	1,479

Loans charged-off:
Commercial and industrial	101	44
Commercial real estate mortgage—owner-occupied	—	4
Residential first mortgage	1	—
Home equity lines	2	2
Home equity loans	—	1
Consumer credit card	24	20
Other consumer—exit portfolios	8	10
Other consumer	81	66
	217	147
Recoveries of loans previously charged-off:
Commercial and industrial	31	25
Commercial real estate mortgage—owner-occupied	—	1
Commercial investor real estate mortgage	—	1
Residential first mortgage	1	3
Home equity lines	5	7
Home equity loans	—	2
Consumer credit card	3	4
Other consumer—exit portfolios	2	4
Other consumer	11	16
	53	63
Net charge-offs (recoveries):
Commercial and industrial	70	19
Commercial real estate mortgage—owner-occupied	—	3
Commercial investor real estate mortgage	—	(1)
Residential first mortgage	—	(3)
Home equity lines	(3)	(5)
Home equity loans	—	(1)
Consumer credit card	21	16
Other consumer—exit portfolios	6	6
Other consumer	70	50
	164	84
Provision for loan losses	251	30
Allowance for loan losses at June 30	1,513	1,425
Reserve for unfunded credit commitments at January 1	118	95
Provision for (benefit from) unfunded credit losses	2	(6)
Reserve for unfunded credit commitments at June 30	120	89
Allowance for credit losses at June 30	$1,633	$1,514

	Six Months Ended June 30
	2023	2022
Loans, net of unearned income, outstanding at end of period	$99,191	$93,458
Average loans, net of unearned income, outstanding for the period	$97,933	$89,297

Net loan charge-offs (recoveries) as a % of average loans, annualized (2):
Commercial and industrial	0.27%	0.08%
Commercial real estate mortgage—owner-occupied	(0.01)%	0.12%
Commercial real estate construction—owner-occupied	(0.16)%	(0.02)%
Total commercial	0.25%	0.09%
Commercial investor real estate mortgage	—%	(0.03)%
Commercial investor real estate construction	(0.02)%	—%
Total investor real estate	(0.01)%	(0.02)%
Residential first mortgage	—%	(0.03)%
Home equity lines	(0.15)%	(0.24)%
Home equity loans	(0.01)%	(0.05)%
Consumer credit card	3.42%	2.77%
Other consumer—exit portfolios	2.63%	1.36%
Other consumer	2.41%	1.80%
Total Consumer	0.58%	0.41%
Total	0.34%	0.19%
Ratios (2):
Allowance for credit losses at end of period to loans, net of unearned income	1.65%	1.62%
Allowance for loan losses to loans, net of unearned income	1.53%	1.52%
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	332%	410%
Allowance for loan losses to non-performing loans, excluding loans held for sale	308%	386%
_______
(1)See Note 1 for additional information.
(2)Amounts have been calculated using whole dollar values.

Allocation of the allowance for credit losses by portfolio segment and class is summarized as follows:
Table 10—Allowance Allocation

	June 30, 2023			December 31, 2022
	Loan Balance	Allowance Allocation	Allowance to Loans %(1)	Loan Balance	Allowance Allocation	Allowance to Loans %(1)
	(Dollars in millions)
Commercial and industrial	$52,300	$677	1.29%	$50,905	$628	1.23%
Commercial real estate mortgage—owner-occupied	4,797	106	2.21	5,103	102	2.00
Commercial real estate construction—owner-occupied	292	7	2.31	298	7	2.29
Total commercial	57,389	790	1.38	56,306	737	1.31
Commercial investor real estate mortgage	6,500	138	2.12	6,393	114	1.78
Commercial investor real estate construction	2,132	32	1.50	1,986	28	1.38
Total investor real estate	8,632	170	1.97	8,379	142	1.69
Residential first mortgage	19,755	104	0.52	18,810	124	0.66
Home equity lines	3,313	78	2.34	3,510	77	2.18
Home equity loans	2,425	24	1.00	2,489	29	1.17
Consumer credit card	1,231	127	10.33	1,248	134	10.75
Other consumer—exit portfolios	416	31	7.58	570	39	6.84
Other consumer	6,030	309	5.13	5,697	300	5.27
Total consumer	33,170	673	2.03	32,324	703	2.18
Total	$99,191	$1,633	1.65%	$97,009	$1,582	1.63%
_____
(1)Amounts have been calculated using whole dollar values.

NON-PERFORMING ASSETS
The following table presents non-performing assets as of June 30, 2023 and December 31, 2022:
Table 11—Non-Performing Assets

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$297	$347
Commercial real estate mortgage—owner-occupied	34	29
Commercial real estate construction—owner-occupied	5	6
Total commercial	336	382
Commercial investor real estate mortgage	98	53
Total investor real estate	98	53
Residential first mortgage	24	31
Home equity lines	28	28
Home equity loans	6	6
Total consumer	58	65
Total non-performing loans, excluding loans held for sale	492	500
Non-performing loans held for sale	1	3
Total non-performing loans(1)	493	503
Foreclosed properties	15	13
Total non-performing assets(1)	$508	$516
Accruing loans 90+ days past due:
Commercial and industrial	$10	$30
Commercial real estate mortgage—owner-occupied	1	1
Total commercial	11	31
Commercial investor real estate mortgage	—	40
Total investor real estate	—	40
Residential first mortgage(2)	53	47
Home equity lines	19	15
Home equity loans	8	8
Consumer credit card	15	15
Other consumer—exit portfolios	1	1
Other consumer	24	17
Total consumer	120	103
Total accruing loans 90+ days past due	$131	$174
Non-performing loans(1) to loans and non-performing loans held for sale	0.50%	0.52%
Non-performing loans, excluding loans held for sale(1) to loans	0.50%	0.52%
Non-performing assets(1) to loans, foreclosed properties, non-marketable investments, and non-performing loans held for sale	0.51%	0.53%
_________
(1)Excludes accruing loans 90+ days past due.
(2)Excludes residential first mortgage loans that are 100% guaranteed by the FHA and all guaranteed loans sold to Ginnie Mae where Regions has the right but not the obligation to repurchase. Total 90+ days or more past due guaranteed loans excluded were $24 million at June 30, 2023 and $34 million at December 31, 2022.
Non-performing loans at June 30, 2023 decreased $10 million as compared to year-end 2022 levels. The same economic trends that impact net charge-offs, as discussed above, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 12— Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale for the Six Months Ended June 30, 2023
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$382	$53	$65	$500
Additions	174	48	—	222
Net payments/other activity	(87)	(3)	(7)	(97)
Return to accrual	(34)	—	—	(34)
Charge-offs on non-accrual loans(2)	(96)	—	—	(96)
Transfers to held for sale(3)	(3)	—	—	(3)
Balance at end of period	$336	$98	$58	$492

	Non-Accrual Loans, Excluding Loans Held for Sale for the Six Months Ended June 30, 2022
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$368	$3	$80	$451
Additions	149	1	—	150
Net payments/other activity	(85)	(1)	(10)	(96)
Return to accrual	(81)	—	—	(81)
Charge-offs on non-accrual loans(2)	(43)	—	—	(43)
Transfers to held for sale(3)	(10)	—	—	(10)
Transfers to real estate owned	(2)	—	—	(2)
Balance at end of period	$296	$3	$70	$369
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
GOODWILL
Goodwill totaled $5.7 billion at both June 30, 2023 and December 31, 2022. Refer to Note 1 "Summary of Significant Accounting Policies" and Note 9 "Intangible Assets" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 for the methodologies and assumptions used in the goodwill impairment analysis.
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

The following table summarizes deposits by category and by segment:
Table 13—Deposits by Category and by Segment

	June 30, 2023	December 31, 2022
	(In millions)
Non-interest-bearing demand	$46,898	$51,348
Interest-bearing checking	22,892	25,676
Savings	14,217	15,662
Money market—domestic	32,230	33,285
Time deposits	10,722	5,772
	$126,959	$131,743

Consumer Bank segment	$81,554	$83,487
Corporate Bank segment	35,332	37,145
Wealth Management segment	7,176	9,111
Other (1)(2)	2,897	2,000
	$126,959	$131,743
____`
(1) Other deposits represent non-customer balances primarily consisting of wholesale funding (for example, Eurodollar trade deposits, selected deposits and brokered time deposits).
(2) Includes brokered deposits totaling $2.0 billion at June 30, 2023 and $1.2 billion at December 31, 2022.
Total deposits at June 30, 2023 decreased approximately $4.8 billion compared to year-end 2022 levels, largely in line with expectations. Consumer and wealth management deposits declined by approximately $3.9 billion with declines across most interest-bearing products, partially offset by an increase in time deposits, reflecting continued rate-seeking behavior of higher-balance customers. Corporate deposits declined approximately $1.8 billion, primarily in non-interest-bearing demand deposits, also driven by rate-seeking behavior and utilization of off-balance sheet funding solutions. These deposit declines were offset by an increase of other segment deposits of approximately $897 million reflecting additional brokered deposits entered into in the second quarter to maintain diversified funding sources.
Regions believes that its deposits are diversified across stable categories and include insured and collateralized deposits, with consumer deposits making up more than 60 percent of the total deposit base. Furthermore, corporate deposits include those that are operational in nature (where the primary use is certain operational services such as clearing, custody, payments or other cash management activities). A significant amount of the Company's deposit base is insured by the FDIC or collateralized, with approximately $7.5 billion in deposits collateralized in public funds or in trusts at June 30, 2023. The amount of estimated uninsured deposits totaled $47.3 billion at June 30, 2023, therefore over 60 percent of total deposits are insured by the FDIC. The Company's deposits are also granular in nature as evidenced by an average deposit account balance of approximately $18 thousand at June 30, 2023. The estimates of uninsured deposits and average account size were based on methodologies used in the Company's Call Report, which is prepared on an unconsolidated bank basis.
See the "Second Quarter Overview" section for details on expectations for deposits in 2023. See also the "Liquidity" and "Market Risk-Interest Rate Risk" sections for further discussion.
BORROWED FUNDS
Short-Term Borrowings
Short-term borrowings, which consist of FHLB advances, were $3.0 billion at June 30, 2023, and there were no short-term borrowings outstanding at December 31, 2022. The levels of these borrowings can fluctuate depending on the Company's funding needs and the sources utilized.
Short and long-term funding from the FHLB and FRB are secured by pledged assets, primarily certain loan portfolios which are also subject to blanket lien arrangements with the FHLB and FRB. As of June 30, 2023, Regions' blanket lien arrangements with these entities covered a total loan balance of approximately $94.1 billion and included loans from various loan portfolios. However, borrowing capacity with the FHLB and FRB is contingent on a subset of the blanket lien portfolios which are eligible and pledged according to the parameters for each counterparty.
Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a portion of Regions' funding strategy. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.

Table 14—Long-Term Borrowings

	June 30, 2023	December 31, 2022
	(In millions)
Regions Financial Corporation (Parent):
2.25% senior notes due May 2025	$747	$747
1.80% senior notes due August 2028	646	646
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	153	153
7.375% subordinated notes due December 2037	298	298
Valuation adjustments on hedged long-term debt	(149)	(158)
	1,795	1,786
Regions Bank:
FHLB advances	2,000	—
6.45% subordinated notes due June 2037	496	496
Other long-term debt	2	2
	2,498	498
Total consolidated	$4,293	$2,284
Long-term borrowings increased by approximately $2.0 billion from year-end 2022 as the Company utilized FHLB advances during the second quarter of 2023. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Ratings
The Company's credit ratings reflect the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's, Moody’s, Fitch and Dominion Bond Rating Service Morningstar. During the six months ended June 30, 2023, there were no changes to the Company's ratings by any of the aforementioned ratings agencies compared to December 31, 2022. See the "Ratings" section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K for additional information.
As part of an industry-wide evaluation, on August 7, 2023, Moody's affirmed all long-term and short-term ratings and updated the outlook to negative from stable reflecting several sources of strain on the U.S. banking sector.
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
Federal banking agencies allowed a phase-in of the impact of CECL on regulatory capital. At December 31, 2021, the add-back to regulatory capital was calculated as the impact of initial adoption, adjusted for 25 percent of subsequent changes in the allowance. The amount is phased-in over a three-year period beginning in 2022. At June 30, 2023, the net impact of the addback on CET1 was approximately $204 million or approximately 16 basis points. The add-back amount will decrease by approximately $100 million each year, or approximately 8 basis points, in the first quarters of 2024 and 2025.
Regions participates in supervisory stress testing conducted by the Federal Reserve and its SCB is currently floored at 2.5 percent. See Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income" to the consolidated financial statements for further details regarding CCAR results.

The following table summarizes the applicable holding company and bank regulatory requirements:
Table 15—Regulatory Capital Requirements

	June 30, 2023 Ratio(1)	December 31, 2022 Ratio	Minimum Requirement	Minimum Requirement plus SCB (2)	To Be Well Capitalized

Common equity Tier 1 capital:
Regions Financial Corporation	10.07%	9.60%	4.50%	7.00%	N/A
Regions Bank	10.77	10.77	4.50	7.00	6.50%
Tier 1 capital:
Regions Financial Corporation	11.38%	10.91%	6.00%	8.50%	6.00%
Regions Bank	10.77	10.77	6.00	8.50	8.00
Total capital:
Regions Financial Corporation	13.14%	12.54%	8.00%	10.50%	10.00%
Regions Bank	12.24	12.10	8.00	10.50	10.00
Leverage capital:
Regions Financial Corporation	9.52%	8.90%	4.00%	4.00%	N/A
Regions Bank	9.03	8.80	4.00	4.00	5.00
___
(1) The current quarter Basel III CET1 capital, Tier 1 capital, Total capital, and Leverage capital ratios are estimated.
(2) Reflects Regions' SCB of 2.50 percent. SCB does not apply to leverage capital ratios.
See the "Second Quarter Overview" section for details on expectations for CET1.
Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III "Endgame", were issued on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. The Company is studying the proposals and evaluating their impacts. Additional discussion of the current Basel III Rules, their applicability to Regions, recent proposals and final rules issued by the federal banking agencies and recent laws enacted that impact regulatory requirements is included in the "Supervision and Regulation" subsection of the "Business" section in the 2022 Annual Report on Form 10-K and the "Regulatory Requirements" section of Management's Discussion and Analysis in the 2022 Annual Report on Form 10-K. Additional discussion and is also included in Note 12 "Regulatory Capital Requirements and Restrictions" to the consolidated financial statements in the 2022 Annual Report on Form 10-K.
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
SHAREHOLDERS' AND TOTAL EQUITY
Shareholders’ equity was $16.6 billion at June 30, 2023 as compared to $15.9 billion at December 31, 2022. During the first six months of 2023, net income increased shareholders' equity by $1.2 billion, cash dividends on common stock reduced shareholders' equity by $374 million, and cash dividends on preferred stock reduced shareholders' equity by $49 million. Changes in AOCI decreased shareholders' equity by $97 million, primarily due to derivative instruments as a result of changes in market interest rates during the six months ended June 30, 2023. The cumulative effect from the adoption of new accounting guidance that eliminated TDRs and created modifications to troubled borrowers increased shareholders' equity by $28 million .
Total equity includes noncontrolling interest of $22 million and $4 million at June 30, 2023 and December 31, 2022, respectively. The noncontrolling interest represents the unowned portion of a low income housing tax credit fund syndication, of which Regions held the majority interest at June 30, 2023 and December 31, 2022.
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
Table 16—GAAP to Non-GAAP Reconciliations

		Three Months Ended June 30		Six Months Ended June 30
		2023	2022	2023	2022
		(Dollars in millions)
ADJUSTED REVENUE AND OPERATING LEVERAGE RATIOS
Non-interest expense (GAAP)	A	$1,111	$948	$2,138	$1,881
Adjustments:
Branch consolidation, property and equipment charges		(1)	6	(3)	5
Adjusted non-interest expense (non-GAAP)	B	$1,110	$954	$2,135	$1,886
Net interest income (GAAP)	C	$1,381	$1,108	$2,798	$2,123
Taxable-equivalent adjustment (GAAP)		12	11	25	22
Net interest income, taxable-equivalent basis (GAAP)	D	$1,393	$1,119	$2,823	$2,145
Non-interest income (GAAP)	E	$576	$640	$1,110	$1,224
Adjustments:
Securities (gains) losses, net		—	—	2	—
Leveraged lease termination gains		—	—	(1)	(1)
Adjusted non-interest income (non-GAAP)	F	$576	$640	$1,111	$1,223
Total revenue (GAAP)	C+E=G	$1,957	$1,748	$3,908	$3,347
Adjusted total revenue (non-GAAP)	C+F=H	$1,957	$1,748	$3,909	$3,346
Total revenue, taxable-equivalent basis (GAAP)	D+E=I	$1,969	$1,759	$3,933	$3,369
Adjusted total revenue, taxable-equivalent basis (non-GAAP)	D+F=J	$1,969	$1,759	$3,934	$3,368
Operating leverage ratio (GAAP) (1)				3.14%	1.86%
Adjusted operating leverage ratio (non-GAAP) (1)				3.59%	1.62%
_________
(1)Amounts have been calculated using whole dollar values.

Table 17 "Consolidated Average Daily Balances and Yield/Rate Analysis" presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.
Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$1	$—	5.02%	$—	$—	—%
Debt securities (2)	31,588	185	2.35	31,429	157	2.00
Loans held for sale	539	10	7.11	704	10	5.39
Loans, net of unearned income (3)(4)	98,581	1,466	5.94	90,764	943	4.15
Interest-bearing deposits in other banks	6,111	79	5.21	22,246	45	0.81
Other earning assets	1,411	11	3.05	1,445	11	2.79
Total earning assets	138,231	1,751	5.06	146,588	1,166	3.18
Unrealized gains/(losses) on securities available for sale, net (2)	(3,064)			(2,107)
Allowance for loan losses	(1,497)			(1,419)
Cash and due from banks	2,320			2,386
Other non-earning assets	17,784			16,378
	$153,774			$161,826
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$14,701	5	0.12	$16,200	5	0.12
Interest-bearing checking	22,979	63	1.09	27,533	6	0.09
Money market	31,567	130	1.66	31,348	4	0.05
Time deposits	9,114	62	2.74	5,600	5	0.34
Total interest-bearing deposits (5)	78,361	260	1.33	80,681	20	0.10
Federal funds purchased and securities sold under agreements to repurchase	17	—	5.23	—	—	—
Short-term borrowings	3,242	42	5.06	7	—	1.01
Long-term borrowings	3,517	56	6.42	2,328	27	4.53
Total interest-bearing liabilities	85,137	358	1.69	83,016	47	0.22
Non-interest-bearing deposits (5)	47,178	—	—	58,911	—	—
Total funding sources	132,315	358	1.08	141,927	47	0.13
Net interest spread (2)			3.37			2.95
Other liabilities	4,548			3,495
Shareholders’ equity	16,892			16,404
Noncontrolling interest	19			—
	$153,774			$161,826
Net interest income /margin on a taxable-equivalent basis (6)		$1,393	4.04%		$1,119	3.06%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income on loans, net of unearned income, includes hedging expense of $32 million and hedging income of $78 million for the three months ended June 30, 2023 and 2022, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $32 million and $26 million for the three months ended June 30, 2023 and 2022, respectively.
(5)Total deposit costs are calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 0.83% and 0.06% for the three months ended June 30, 2023 and 2022, respectively. The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21% adjusted for applicable state income taxes net of the related federal tax benefit.

	Six Months Ended June 30
	2023			2022
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$1	$—	0.18%
Debt securities (2)	31,815	372	2.34	30,391	295	1.94
Loans held for sale	464	17	7.16	743	19	5.13
Loans, net of unearned income (3)(4)	97,933	2,839	5.81	89,297	1,830	4.11
Interest-bearing deposits in other banks	6,308	151	4.84	24,414	58	0.48
Other earning assets	1,376	26	3.85	1,376	27	3.84
Total earning assets	137,896	3,405	4.95	146,222	2,229	3.06
Unrealized gains/(losses) on securities available for sale, net (2)	(3,072)			(1,333)
Allowance for loan losses	(1,462)			(1,445)
Cash and due from banks	2,340			2,294
Other non-earning assets	17,728			16,040
	$153,430			$161,778
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings	$15,058	9	0.12	$15,871	10	0.13
Interest-bearing checking	23,833	117	0.99	27,651	8	0.06
Money market	32,042	221	1.39	31,375	6	0.04
Time deposits	7,970	92	2.34	5,752	9	0.32
Total interest-bearing deposits (5)	78,903	439	1.12	80,649	33	0.08
Federal funds purchased and securities sold under agreements to repurchase	8	—	5.23	—	—	—
Short-term borrowings	1,829	47	5.04	8	—	0.54
Long-term borrowings	2,905	96	6.61	2,359	51	4.29
Total interest-bearing liabilities	83,645	582	1.40	83,016	84	0.20
Non-interest-bearing deposits(5)	48,378	—	—	58,516	—	—
Total funding sources	132,023	582	0.89	141,532	84	0.12
Net interest spread (2)			3.55			2.85
Other liabilities	4,719			3,188
Shareholders’ equity	16,676			17,058
Noncontrolling interest	12			—
	$153,430			$161,778
Net interest income/margin on a taxable-equivalent basis (6)		$2,823	4.13%		$2,145	2.96%
_______
(1)Amounts have been calculated using whole dollar values.
(2)Debt securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(3)Loans, net of unearned income include non-accrual loans for all periods presented.
(4)Interest income on loans, net of unearned income, includes hedging expense of $47 million and hedging income $188 million for the six months ended June 30, 2023 and 2022, respectively. Interest income on loans, net of unearned income, also includes net loan fees of $62 million and $48 million for the six months ended June 30, 2023 and 2022, respectively.
(5)Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equaled 0.70% and 0.05% for the six months ended June 30, 2023 and 2022, respectively.
(6)The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 21%, adjusted for applicable state income taxes net of the related federal tax benefit.
Net interest income is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Both net interest income and net interest margin are influenced by market interest rates and in the first six months of 2023, the FOMC increased the Fed funds rate by 75 basis points. See the "Second Quarter Overview" for a discussion of recent FOMC activity.
Net interest income (taxable-equivalent basis) and net interest margin increased in both the second quarter and first six months of 2023 compared to the same periods in 2022. The increases were driven primarily by significantly higher short-term and long-term interest rates and higher average loan balances. Higher deposit and funding costs, due to the rising rate environment, partially offset the increases in net interest income and net interest margin.
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
The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario derived using “market forward rates.” See the "Second Quarter Overview" section for details on expectations for net interest income in 2023. The set of alternative interest rate scenarios includes instantaneous parallel rate shifts of various magnitudes. In addition to parallel rate shifts, multiple curve steepening and flattening scenarios are contemplated. Regions includes simulations of gradual interest rate movements phased in over a six-month period that may more realistically mimic the speed of potential interest rate movements.
Exposure to Interest Rate Movements—Regions' balance sheet is naturally asset sensitive, with net interest income increasing with higher interest rates, and decreasing with lower interest rates. This is the result of approximately half of the loan portfolio floating contractually with market rate indices, and funding from a large, mostly stable retail deposit portfolio. Importantly, the stability and rate sensitivity of Regions' deposit portfolio has been proven over multiple interest rate cycles. With this natural balance sheet profile, the ability to utilize discretionary asset duration strategies within the investment portfolio and through cash flow hedges is critical for interest rate risk management. As of June 30, 2023, Regions evidenced a mostly balanced asset/liability position, with an asset duration of approximately 2.7 years and a liability duration of approximately 2.9 years, using historically-informed approximations. The securities portfolio duration was approximately 4.7 years and is appropriate for Regions' risk profile in order to offset the long-duration deposit liabilities. While the available for sale securities and cash flow hedging portfolios are recorded on the balance sheet including current unrealized losses, deposit value increases have more than offset these losses through the rising rate environment. The additional value of deposits in a higher rate environment will be realized in the form of lower-cost funding when compared with wholesale sources. Deposits are recorded on the balance sheet at carrying value and, for certain financial statement footnote disclosures, the estimated fair value of deposits with no stated maturity is equal to their carrying value, consistent with industry practices. However, in the sensitivity analysis of the balance sheet management does contemplate a fair value of deposits with no stated maturity. See Note 9 "Fair Value Measurements" to the consolidated financial statements for additional information.
As of June 30, 2023, Regions was asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the 12-month measurement horizon ending June 2024. The estimated exposure associated with the rising and falling rate scenarios in Table 18 below reflects the combined impacts of movements in short-term and long-term interest rates. An increase or reduction in short-term interest rates (such as the Fed Funds rate, the rate of Interest on Excess Reserves, SOFR and BSBY) will drive the yield on assets and liabilities contractually tied to such rates higher or lower. Under either environment, it is expected that changes in funding costs and balance sheet hedging income will only somewhat offset the change in asset yields.
Net interest income remains exposed to intermediate and long-term yield curve tenors. While this was a headwind to net interest income during a low rate environment, it represents a tailwind to net interest income growth as the yield curve rises and remains elevated. An increase in intermediate and long-term interest rates (such as intermediate to longer-term U.S. Treasuries, swaps and mortgage rates) will drive yields higher on certain fixed-rate, newly originated or renewed loans, increase prospective yields on certain investment portfolio purchases, and reduce amortization of premium expense on existing securities in the investment portfolio. The opposite is true in an environment where intermediate and long-term interest rates fall.

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
The Company’s baseline balance sheet assumptions include management's best estimate for balance sheet changes in the coming 12 months. In the first six months of 2023, Regions experienced a decline in low-cost deposit balances, both from the normalization of balances acquired from stimulative policies, as well as from late-cycle rate seeking behavior by higher-balance customers. The baseline projects deposit balances to decline modestly through the end of the year. Assuming runoff mimics the expected total deposit mix, an additional deposit outflow of $1 billion would reduce net interest income by $26 million over 12 months in the parallel +100 basis point scenario in Table 18. Conversely, if an additional $1 billion are retained a positive benefit of $26 million would be expected over 12 months in the parallel +100 basis point scenario in Table 18.
In rising rate scenarios only, management assumes that the mix of legacy deposits will change versus the base case as informed by analyses of prior rate cycles. Management assumes that in rising rate scenarios, some remixing shift from non-interest-bearing to interest-bearing products will occur. The magnitude of the remixing shift is rate dependent and equates to approximately $3.5 billion over 12 months in the parallel +100 basis point scenario in Table 18. Furthermore, over the 12 month horizon, an increase of $1 billion in deposit remixing would decrease net interest income by approximately $28 million, and a decrease of $1 billion in deposit remixing would increase net interest income by $28 million.
The deposit beta is calibrated using the experience from prior rate cycles and is dynamic across both interest rate level and time. In the base case scenario, management expects an approximate 35 percent full cycle interest-bearing deposit beta by year-end 2023, and for the beta to drift towards 40 percent in 2024. The parallel +100 basis point shock scenario in Table 18 also incorporates an incremental beta of approximately 45 percent above the base case scenario. Incremental deposit pricing outperformance or underperformance of 5 percent in the parallel +100 basis point shock would increase or decrease net interest income by approximately $40 million.
The table below summarizes Regions' positioning over the next 12 months in various parallel yield curve shifts (i.e., including all yield curve tenors). The scenarios are inclusive of all interest rate hedging activities. More information regarding hedges is disclosed in Table 19 and its accompanying description.
Table 18—Interest Rate Sensitivity

Estimated Annual % Change in Net Interest Income June 30, 2023(1)(2)
(in millions)
Gradual Change in Interest Rates
+ 200 basis points	$62
+ 100 basis points	39
- 100 basis points	(96)
- 200 basis points	(202)

Instantaneous Change in Interest Rates
+ 200 basis points	$13
+ 100 basis points	25
- 100 basis points	(139)
- 200 basis points	(295)
________
(1)Disclosed interest rate sensitivity levels represent the 12-month forward looking net interest income changes as compared to market forward rate cases and include expected balance sheet growth and remixing.
(2)All active cash flow hedges, including forward starting hedges, are reflected within the measurement horizon. See Table 20 for additional information regarding hedge start and maturity dates.
Regions' comprehensive interest rate risk management approach uses derivatives, as discussed further below, and debt securities to manage its interest rate risk position.
During the second quarter of 2023, the Company did not engage in meaningful hedging transactions.
Since June 30, 2023, the Company executed transactions to opportunistically extend incremental downside rate protection over a longer horizon and reduce exposure to large falling rate movements. The Company added $1.0 billion of forward starting swaps, which will become active in 2026 and mature 3 years from their start dates. The receive fixed rates on these cash flow hedges averaged 3.48 percent, paying overnight SOFR. The Company also added $500 million of forward starting interest rate options, which will become active in 2025 and mature 4 years from their start dates. These options were constructed with net purchased interest rate floors at a weighted-average strike of 2.00 percent. To offset the cost of these floors, the strategy includes sold interest rate caps with a weighted-average strike of 6.20 percent.
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
The following table presents additional information about hedging interest rate derivatives used by Regions to manage interest rate risk:
Table 19—Hedging Derivatives by Interest Rate Risk Management Strategy

	June 30, 2023
	Notional Amount	Weighted-Average
		Maturity (Years)	Receive Rate	Pay Rate
	(Dollars in millions)
Derivatives in fair value hedging relationships:
Receive variable/pay fixed swaps - debt securities available for sale(1)(2)(3)	$23	8.6	3.1%	2.7%
Receive fixed/pay variable swaps - borrowed funds(3)	1,400	3.3	0.6%	5.2%
Derivatives in cash flow hedging relationships:
Receive fixed/pay variable swaps - floating-rate loans(1)(2)(3)	$27,800	3.4	3.0%	4.7%
Interest rate options(4)	1,500	4.8
Total derivatives designated as hedging instruments	$30,723

_________
(1)Floating rates represent the most recent fixing for active derivatives and the first forward fixing for future starting derivatives.
(2)Includes forward starting notional. For more information on notional by year, see Table 20.
(3)Floating rates include the static spread associated with SOFR conversion.
(4)Interest rate options have an average cap strike of 6.23% and a floor of 1.81%.
The following table presents the average asset hedge notional amounts that are active during each of the remaining quarterly and annual periods. Asset hedge notional amounts mature prior to the end of 2031, with an immaterial amount of notional maturing in early 2032.

Table 20—Schedule of Notional for Asset Hedging Derivatives

	Average Active Notional Amount
	Quarters Ended		Years Ended
	9/30/2023	12/31/2023	2024	2025	2026	2027	2028	2029	2030	2031
	(in millions)
Asset Hedging Relationships:
Receive fixed/pay variable swaps	$14,959	$18,018	$20,411	$18,989	$15,529	$10,708	$4,862	$9	$—	$—
Receive variable/pay fixed swaps	—	—	—	—	—	15	23	23	23	23
Net receive fixed/pay variable swaps	$14,959	$18,018	$20,411	$18,989	$15,529	$10,693	$4,839	$(14)	$(23)	$(23)

Interest rate options	$—	$—	$1,001	$1,500	$1,500	$1,500	$499	$—	$—	$—
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
LIBOR TRANSITION
On March 5, 2021, the FCA announced that LIBOR would not be available for use after December 31, 2021 and would not be published after June 30, 2023. Regions ceased origination of all new LIBOR-based lending on December 31, 2021. Further, on March 15, 2022, the LIBOR Act was signed into law with the purpose of establishing a clear and uniform process for replacing LIBOR in existing contracts upon the formal cessation of USD LIBOR. Among the provisions of this legislation, contracts may be transitioned to SOFR to gain a legal safe harbor. The Company has assessed the impact of this legislation and allowed certain clients to fallback to SOFR upon the cessation of LIBOR, consistent with the guidelines in the legislation.
Through the first half of 2023, the Company continued to make progress on its LIBOR transition goals. On June 9, 2023, the Company announced the replacement of LIBOR with a three-month CME Term SOFR reference rate on Series B and Series C preferred stock when the instruments convert to a floating rate on their respective conversion dates (see Note 5 "Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" for further details).
As of June 30, 2023, the Company held instruments that were impacted by the discontinuance of LIBOR, including $3.3 billion in loans and $215 million in investment securities. All remaining LIBOR loans and securities will transition in accordance with the terms delineated in the LIBOR Act on their next reset date through the 12-month period ending June 30, 2024 with an estimated 15 percent of total remaining LIBOR balances outstanding at December 31, 2023. Regions is not impacted by the introduction of synthetic LIBOR within its loan portfolio.

As of June 30, 2023, the Company held $77.4 billion in derivative products that were impacted by the discontinuance of LIBOR. All remaining LIBOR derivatives will transition to SOFR in accordance with the LIBOR Act on their next reset date through the period ending October 3, 2023.
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
Cash reserves, liquid assets and secured borrowing capabilities aid in the management of liquidity in normal and stressed conditions, and/or meeting the need of contingent events such as obligations related to potential litigation. As part of its normal management practice, Regions maintains collateral and operational readiness to utilize secured funding sources such as FHLB, FRB or BTFP on a same-day basis (subject to any practical constraints affecting these market participants). While the securities portfolio is a primary source of liquidity, the secured borrowing capabilities, in addition to cash reserves on hand, assist in alleviating the Company's need to sell securities for funding purposes. Liquidity needs can also be met by borrowing funds in national money markets, though Regions does maintain limits on short-term unsecured funding due to the volatility that can affect such markets.
The following table summarizes the Company's available sources of liquidity as of June 30, 2023:
Table 21—Liquidity Sources

Availability as of June 30, 2023
(in billions)
Cash at the FRB(1)	$7.4
Liquid securities free to use, including at BTFP(2)	20.0
Liquid corporate bonds	0.6
Other unencumbered securities	0.1
FHLB borrowing availability	10.3
FRB borrowing availability through the discount window	14.5
Total liquidity sources	$52.9
____
(1) Includes small in transit items that may not yet be reflected in the Fed master account closing balance.
(2) Securities pledged under the BTFP are measured at par value, as provided in the program, resulting in additional collateral of approximately $1.9 billion at June 30, 2023.
The balance with the FRB is the primary component of the balance sheet line item “interest-bearing deposits in other banks.” At June 30, 2023, Regions had approximately $7.4 billion in cash on deposit with the FRB and other depository institutions, a decrease from approximately $9.2 billion at December 31, 2022, partially driven by the expected decline in deposits during the period. Refer to the "Cash and Cash Equivalents" and "Deposits" sections for more information.
The securities portfolio also serves as a primary source and storehouse of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs (see Note 2 "Debt Securities" to the consolidated financial statements). Furthermore, the highly liquid nature of the available for sale securities portfolio (for example, the agency guaranteed MBS portfolio) can be readily used as a source of cash through various secured borrowing arrangements, including the BTFP. In March 2023, the Federal Reserve created the BTFP as an additional liquidity source, under which securities may be pledged at their par value for a lending arrangement up to one year in length. Regions' securities portfolio consists of U.S. Treasury securities, federal agency securities, MBS and corporate and other debt. In evaluating the liquidity within the securities portfolio, "liquid securities free to use" are primarily comprised of U.S Treasury securities and agency MBS. These highly liquid securities include free to pledge securities as well as the incremental borrowing availability under the BTFP, which is based on collateral values being measured at par value under the program. Additionally, certain corporate bonds are considered to be highly liquid. Other unencumbered securities, primarily non-agency commercial MBS, also serve as a source of liquidity.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2023, Regions had $3.0 billion in short-term FHLB borrowings, $2.0 billion in long-term FHLB borrowings and had additional borrowing capacity from the FHLB, as shown in Table 21. FHLB borrowing capacity is determined based on eligible securities and loan amounts that can be used in collateral for future borrowing capacity. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
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
Regions' liquidity policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Cash and cash equivalents at the holding company totaled $2.2 billion at June 30, 2023. Overall liquidity risk limits are established by the Board through its Risk Appetite Statement and Liquidity Policy. The Company's Board, LROC and ALCO regularly review compliance with the established limits.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has various processes to manage credit risk as described below. In order to assess the risk profile of the loan portfolio, Regions considers risk factors within the loan portfolio segments and classes, the current U.S. economic environment and that of its primary banking markets, as well as counterparty risk. See the "Portfolio Characteristics" section found earlier in this report for further information regarding the risk characteristics of each loan type. See further discussion of the current U.S. economic environment in the "Economic Environment in Regions' Banking Markets" section.
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
PROVISION FOR CREDIT LOSSES
The provision for credit losses is used to maintain the allowance for loan losses and the reserve for unfunded credit losses at a level that in management's judgment is appropriate to absorb expected credit losses over the contractual life of the loan and credit commitment portfolio at the balance sheet date. The provision for credit losses totaled $118 million during the second quarter of 2023 compared to $60 million during the second quarter 2022. The provision for credit losses totaled $253 million for the first six months of 2023 compared to $24 million for the first six months of 2022. Refer to the "Allowance" section for further detail.

NON-INTEREST INCOME
Table 22—Non-Interest Income

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2023 vs. 6/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$152	$165	$(13)	(7.9)%
Card and ATM fees	130	133	(3)	(2.3)%
Capital markets income	68	112	(44)	(39.3)%
Investment management and trust fee income	77	72	5	6.9%
Mortgage income	26	47	(21)	(44.7)%
Investment services fee income	33	30	3	10.0%
Commercial credit fee income	28	23	5	21.7%
Bank-owned life insurance	19	16	3	18.8%
Market value adjustments on employee benefit assets - other	—	(17)	17	100.0%
Other miscellaneous income	43	59	(16)	(27.1)%
	$576	$640	$(64)	(10.0)%

	Six Months Ended June 30		Year-to-Date Change 6/30/2023 vs. 6/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Service charges on deposit accounts	$307	$333	$(26)	(7.8)%
Card and ATM fees	251	257	(6)	(2.3)%
Capital markets income	110	185	(75)	(40.5)%
Investment management and trust fee income	153	147	6	4.1%
Mortgage income	50	95	(45)	(47.4)%
Investment services fee income	69	56	13	23.2%
Commercial credit fee income	54	45	9	20.0%
Bank-owned life insurance	36	30	6	20.0%
Market valuation adjustments on employee benefit assets - other	(1)	(31)	30	96.8%
Securities gains (losses), net	(2)	—	(2)	NM
Other miscellaneous income	83	107	(24)	(22.4)%
	$1,110	$1,224	$(114)	(9.3)%
_______
NM - Not Meaningful
Service Charges on Deposit Accounts
Service charges on deposit accounts include overdraft fees, corporate analysis service charges, non-sufficient fund fees, and other customer transaction-related service charges. During the second quarter and six months ended June 30, 2023, service charges decreased compared to the same periods in 2022, primarily as a result of overdraft-related policy enhancements that eliminated non-sufficient fund fees in mid-June 2022. Additionally, in the second quarter of 2023, the Company added Regions' Overdraft Grace feature, which compliments the overdraft-related policy enhancements. An increase in fees from treasury management services partially offset the overall decline in service charges.
Capital Markets Income
Capital markets income primarily relates to capital raising activities that include securities underwriting and placement, loan syndication, as well as foreign exchange, derivatives, merger and acquisition and other advisory services. Capital markets income decreased in the second quarter and six months ended June 30, 2023 compared to the same periods in 2022, driven primarily by negative credit/debit valuation adjustments due to rate and spread movements. To a lesser degree, capital markets was negatively impacted by declines in syndication revenue and M&A advisory fees. Partially offsetting these decreases was an increase in securities underwriting and placement fees in the second quarter and first six months of 2023 compared to the same periods in 2022.
Mortgage Income
Mortgage income is generated through the origination and servicing of residential mortgage loans for long-term investors and sales of residential mortgage loans in the secondary market. The decrease in mortgage income in the second quarter and six months ended June 30, 2023 compared to the same periods in 2022 was due primarily to lower mortgage production and sales as a result of higher market interest rates. Additionally, mortgage income for the six months ended June 30, 2022 included approximately $12 million in gains associated with the re-securitization and sale of Ginnie Mae loans previously repurchased from their pools.
Subsequent to quarter-end, the Company purchased the rights to service approximately $6.2 billion in residential mortgage loans.
Investment Services Fee Income
Investment services fee income represents income earned from investment advisory services. Investment services fee income increased during the second quarter and six months ended June 30, 2023 compared to the same periods in 2022 due primarily to the rising interest rate environment, which has driven increases in fixed annuity rates and the related investment income. Also contributing were increases in assets under management due to additional financial advisors.
Commercial Credit Fee Income
Commercial credit fee income includes letters of credit fees and unused commercial commitment fees. Commercial credit fee income increased during the six months ended June 30, 2023 compared to the same period in 2022 driven primarily by an increase in unused commercial line fees.
Market Value Adjustments on Employee Benefit Assets
Market value adjustments on employee benefit assets are the reflection of market value variations related to assets held for certain employee benefits. Unfavorable market value adjustments on employee benefit assets decreased in the second quarter and six months ended June 30, 2023 compared to the same periods in 2022 due to market volatility. The adjustments are offset in salaries and benefits and other non-interest expense.
Securities Gains (Losses), net
Net securities gains (losses) primarily result from the Company's asset/liability management process. See Table 1 "Debt Securities" section and Note 2 "Debt Securities" to the consolidated financial statements for more information.
Other Miscellaneous Income
Other miscellaneous income includes net revenue from affordable housing, valuation adjustments to equity investments, fees from safe deposit boxes, check fees and other miscellaneous income. Net revenue from affordable housing includes actual gains and losses resulting from the sale of affordable housing investments, cash distributions from the investments and any related impairment charges. Other miscellaneous income decreased in the second quarter and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to a decline in commercial loan and leasing related fee income and a customer's bankruptcy-related distribution in the second quarter of 2022 that did not repeat.

NON-INTEREST EXPENSE
Table 23—Non-Interest Expense

	Three Months Ended June 30		Quarter-to-Date Change 6/30/2023 vs. 6/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$603	$575	$28	4.9%
Equipment and software expense	101	97	4	4.1%
Net occupancy expense	73	75	(2)	(2.7)%
Outside services	42	38	4	10.5%
Marketing	26	22	4	18.2%
Professional, legal and regulatory expenses	20	24	(4)	(16.7)%
Credit/checkcard expenses	15	13	2	15.4%
FDIC insurance assessments	29	13	16	123.1%
Visa class B shares expense	9	9	—	—%
Operational losses	95	13	82	NM
Branch consolidation, property and equipment charges	1	(6)	7	116.7%
Other miscellaneous expenses	97	75	22	29.3%
	$1,111	$948	$163	17.2%

	Six Months Ended June 30		Year-to-Date Change 6/30/2023 vs. 6/30/2022
	2023	2022	Amount	Percent
	(Dollars in millions)
Salaries and employee benefits	$1,219	$1,121	$98	8.7%
Equipment and software expense	203	192	11	5.7%
Net occupancy expense	146	150	(4)	(2.7)%
Outside services	81	76	5	6.6%
Marketing	53	46	7	15.2%
Professional, legal and regulatory expenses	39	41	(2)	(4.9)%
Credit/checkcard expenses	29	39	(10)	(25.6)%
FDIC insurance assessments	54	27	27	100.0%
Visa class B shares expense	17	14	3	21.4%
Operational losses	108	25	83	332.0%
Branch consolidation, property and equipment charges	3	(5)	8	160.0%
Other miscellaneous expenses	186	155	31	20.0%
	$2,138	$1,881	$257	13.7%
_______
NM - Not Meaningful
Salaries and Employee Benefits
Salaries and employee benefits consist of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance, as well as, expenses from liabilities held for employee benefit purposes. Salaries and employee benefits increased in the second quarter of 2023 and the first six months of 2023 compared to the same periods in 2022 primarily due to increases in base salaries and higher benefit expenses partially offset by a decline in incentive compensation. Full-time equivalent headcount increased to 20,349 at June 30, 2023 from 19,673 at June 30, 2022 further contributing to the increase in salaries and employee benefits.
Credit/checkcard Expenses
Credit/checkcard expenses include credit and checkcard fraud and expenses. Credit/checkcard expenses decreased in the first six months of 2023 compared to the same period in 2022 due to a debit card accrual increase in the first quarter of 2022 related to a previous matter that did not repeat.
FDIC Insurance Assessments
FDIC insurance assessments increased in the first six months of 2023 compared to the same period in 2022 due to higher FDIC premium expenses primarily resulting from a two basis point increase in the quarterly assessment rate schedules charged to all financial institutions effective for the first quarter of 2023. To a lesser degree, changes in other factors including continued credit normalization and declining cash balances contributed to the increase.

The FDIC has estimated losses resulting from recent large regional institution failures, including the portion attributable to protection of uninsured depositors under the Systemic Risk Exception. Federal law requires that any losses to the FDIC’s Deposit Insurance Fund related to this action be repaid by a special assessment on banks. In the second quarter of 2023, the FDIC released a proposal for the special assessment related to the two March 2023 bank failures, estimated at $15.8 billion. The assessment to cover these losses is proposed to be paid at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods beginning in the first quarter of 2024. If the proposal is finalized as drafted, Regions would pay approximately $111 million. The full amount would be accrued concurrent with the finalization of the rule. Regions expects the special assessment to be deductible for income taxes.
Operational Losses
Operational losses include losses related to fraud, execution, delivery and process management, and damage to physical assets. Operational losses increased in the second quarter and first six months of 2023 compared to the same periods in 2022 due to elevated fraud losses stemming from a spike in check fraud in the second quarter of 2023; however, the Company has since implemented effective countermeasures and losses have returned to normalized levels. An increasing fraud loss trend has been experienced by banks across the industry.
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
Other Miscellaneous Expenses
Other miscellaneous expenses include expenses related to communications, postage, supplies, certain credit-related costs, foreclosed property expenses, mortgage repurchase costs, and other costs (benefits) related to employee benefit plans. Other miscellaneous expenses increased in the second quarter of 2023 and first six months of 2023 compared to the same periods in 2022 primarily due to higher non-service based pension-related expenses and, to a lesser degree, higher fees associated with licenses and taxes.
INCOME TAXES
The Company’s income tax expense for the three months ended June 30, 2023 was $147 million compared to $157 million for the three months ended June 30, 2022, resulting in effective tax rates of 20.2 percent and 21.2 percent, respectively. The Company’s income tax expense for the six months ended June 30, 2023 was $324 million compared to $311 million for the six months ended June 30, 2022, resulting in effective tax rates of 21.4 percent and 21.6 percent, respectively. See the "Second Quarter Overview" for the Company's near-term expectations for future tax rates.
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
At June 30, 2023, the Company reported a net deferred tax asset of $955 million compared to $943 million at December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the "Market Risk" section of Part 1, Item 2 is incorporated herein by reference.
Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2023, there were no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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
During the six months ended June 30, 2023, Regions did not repurchase any outstanding common stock.
Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.4 to the Form 8-A filed by registrant on April 29, 2019.

3.4	Certificate of Designations, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by registrant on June 5, 2020.

3.5	Certificate of Designations, incorporated by reference to Exhibit 3.6 to the Form 8-A filed by registrant on May 3, 2021.

3.6	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to the Form 8-K filed by registrant on July 21, 2021.

10.1	Form of Associate Performance Stock Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2023).

10.2	Form of Associate Performance Unit Notice and Award Agreement under the Regions Financial Corporation 2015 Long Term Incentive Plan (2023).

10.3	Amendment Three to the Regions Financial Corporation Non-Qualified Excess 401(k) Plan (Amended and Restated as of June 1, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: August 8, 2023	Regions Financial Corporation

/S/ Karin K. Allen
Karin K. Allen Executive Vice President and Assistant Controller (Chief Accounting Officer and Authorized Officer)